Form 10-Q
period 1998-03-31
MANHATTAN ASSOCIATES INC
filed 1998-06-08
CIK 1056696

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  [Mark One]
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR


     [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       Commission File Number:  0-23999



                          MANHATTAN ASSOCIATES, INC.
            (Exact name of registrant as specified in Its charter)



              GEORGIA                                    58-2373424
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

  2300 WINDY RIDGE PARKWAY, SUITE 700                       30339
           ATLANTA, GEORGIA                               (Zip Code)
(Address of Principal Executive Offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (770) 955-7070

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]


The number of shares of the issuer's class of capital stock as of June 5, 1998, the latest practicable date, is as follows: 23,706,674 shares of Common Stock, $0.01 par value per share.
================================================================================
                                   Form 10-Q

                           MANHATTAN ASSOCIATES, INC.
                                   FORM 10-Q
                       THREE MONTHS ENDED MARCH 31, 1998


                               TABLE OF CONTENTS


                                     PART I
                             FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of March 31, 1998
          (unaudited) and December 31, 1997                                   3

         Condensed Consolidated Statements of Income (Loss) for the Three
          Months Ended March 31, 1998 and March 31, 1997 (unaudited)          4

         Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1998 and March 31, 1997 (unaudited)          5

         Notes to Condensed Consolidated Financial Statements (unaudited)     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           9

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.                                                  13

Item 2.  Changes in Securities.                                              13

Item 3.  Defaults Upon Senior Securities.                                    14

Item 4.  Submission of Matters to a Vote of Security Holders.                14

Item 5.  Other Information.                                                  14

Item 6.  Exhibits and Reports on Form 8-K.                                   14

Signatures.                                                                  15


                                   Form 10-Q

                                     PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements.


                           MANHATTAN ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                                   March 31, 1998       December 31, 1997
                                                                                  -----------------     -----------------
                                                                                     (unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents.....................................................      $    2,114            $    3,194
  Accounts receivable, net of allowance for doubtful accounts of $971 and $970
   at March 31, 1998 and December 31, 1997, respectively........................          11,853                 9,242

  Prepaid expenses and other current assets.....................................           1,124                   384
                                                                                  -----------------     -----------------
     Total current assets.......................................................          15,091                12,820
                                                                                  -----------------     -----------------
Property and equipment, net.....................................................           2,477                 1,943
Intangible and other assets.....................................................           1,446                   243
                                                                                  -----------------     -----------------
     Total assets...............................................................      $   19,014            $   15,006
                                                                                  =================     =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities......................................      $    5,114            $    3,687
  Note payable to stockholder...................................................           1,946                 1,019
  Deferred revenue..............................................................           2,389                 1,846
                                                                                  -----------------     -----------------
     Total current liabilities..................................................           9,449                 6,552
                                                                                  -----------------     -----------------

Stockholders' equity:
  Preferred stock, no par value; 20,000,000 shares authorized, no shares issued
   or outstanding at March 31, 1998 and December 31, 1997.......................              --                    --

  Common stock, $.01 par value; 100,000,000 shares authorized, 20,206,674 and
   20,000,008 shares issued and outstanding at March 31, 1998 and December 31,
   1997, respectively...........................................................             202                   200


  Additional paid-in capital....................................................           3,523                 1,459
  Retained earnings.............................................................           6,441                 7,458
  Deferred compensation.........................................................            (601)                 (663)
                                                                                  -----------------     -----------------
     Total stockholders' equity.................................................           9,565                 8,454
                                                                                  -----------------     -----------------
       Total liabilities and stockholders' equity...............................      $   19,014            $   15,006
                                                                                  =================     =================


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                   Form 10-Q

                           MANHATTAN ASSOCIATES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                             ---------------------------------------------
                                                                                      1998                     1997
                                                                             -------------------       -------------------
Revenue:
  Software license........................................................      $       2,152             $       1,494
  Services................................................................              5,284                     2,509
  Hardware................................................................              3,934                     2,241
                                                                             -------------------       -------------------
     Total revenue........................................................             11,370                     6,244
                                                                             -------------------       -------------------

Cost of revenue:
  Software license........................................................                 69                        89
  Services................................................................              2,519                       983
  Hardware................................................................              3,080                     1,644
                                                                             -------------------       -------------------
     Total cost of revenue................................................              5,668                     2,716
                                                                             -------------------       -------------------
Gross margin..............................................................              5,702                     3,528
                                                                             -------------------       -------------------

Operating expenses:
  Research and development................................................              1,285                       428
  Acquired research and development.......................................              1,602                        --
  Sales and marketing.....................................................              1,313                       507
  General and administrative..............................................              1,127                       398
                                                                             -------------------       -------------------
     Total operating expenses.............................................              5,327                     1,333
                                                                             -------------------       -------------------

Income from operations....................................................                375                     2,195

Other income, net.........................................................                 14                        23
                                                                             -------------------       -------------------

Historical income.........................................................      $         389             $       2,218
                                                                             ===================       ===================

Historical basic net income per share.....................................      $        0.02             $        0.11
                                                                             ===================       ===================

Historical diluted net income per share...................................      $        0.02             $        0.11
                                                                             ===================       ===================

Income before pro forma income taxes......................................                389                     2,218
Pro forma income taxes....................................................                713                       804
                                                                             -------------------       -------------------
Pro forma net income (loss)...............................................      $        (324)            $       1,414
                                                                             ===================       ===================

Pro forma basic net income (loss) per share...............................      $       (0.02)
                                                                             ===================

Pro forma diluted net income (loss) per share.............................      $       (0.02)
                                                                             ===================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                   Form 10-Q

                           MANHATTAN ASSOCIATES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                           ----------------------------------------------------
                                                                                      1998                         1997
                                                                           -----------------------        ---------------------
OPERATING ACTIVITIES:
Pro forma net income (loss)................................................     $         (324)               $        1,414
Adjustments to reconcile pro forma net income (loss) to net cash provided by operating activities:
  Pro forma income taxes...................................................                713                           804
  Depreciation and amortization............................................                218                            85
  Stock compensation.......................................................                 62                            --
  Acquired research and development........................................              1,602                            --
  Accrued interest on note payable to stockholder..........................                 27                            13
  Changes in operating assets and liabilities:
  Accounts receivable, net.................................................             (2,517)                       (1,375)
  Other assets.............................................................               (719)                           --
  Accounts payable and accrued liabilities.................................              1,051                           451
  Deferred revenue.........................................................                338                           105
                                                                             ---------------------        ---------------------
     Net cash provided by operating activities.............................                451                         1,497
                                                                             ---------------------        ---------------------

INVESTING ACTIVITIES:
Purchase of property and equipment.........................................               (681)                         (187)
Payments in connection with the acquisition of Performance Analysis
 Corporation, net of cash acquired.........................................             (1,344)                           --
                                                                             ---------------------        ---------------------

     Net cash used in investing activities.................................             (2,025)                         (187)

FINANCING ACTIVITIES:
Distributions to stockholders..............................................             (1,406)                         (846)
Borrowings under note payable to stockholder...............................                900                            --
Proceeds from issuance of common stock.....................................              1,000                            --
                                                                             ---------------------        ---------------------
 Net cash provided by (used in) financing activities.......................                494                          (846)
                                                                             ---------------------        ---------------------
Net increase (decrease) in cash and cash equivalents.......................             (1,080)                          464
Cash and cash equivalents at beginning of period...........................              3,194                         3,199
                                                                             ---------------------        ---------------------
Cash and cash equivalents at end of period.................................     $        2,114                $        3,663
                                                                             =====================        =====================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Issuance of common stock in connection with acquisition of Performance
 Analysis Corporation......................................................     $        1,067                $           --
                                                                             =====================        =====================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                   Form 10-Q

                           MANHATTAN ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations have been included.

2.   PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

3.   COMPLETION OF INITIAL PUBLIC OFFERING AND CONVERSION

     On April 23, 1998, the Company completed its initial public offering (the "Offering") of its $.01 par value per share common stock (the "Common Stock"). The Company sold 3,500,000 shares of Common Stock, excluding 525,000 shares sold by certain selling stockholders as part of the underwriters' over-allotment, for $52,500,000 less issuance costs of approximately $5,100,000.

     In connection with the Offering, the assets and liabilities of Manhattan Associates, LLC ("Manhattan LLC") were contributed to the Company in exchange for Common Stock of the Company (the "Conversion"). Manhattan LLC then distributed the Common Stock of the Company received to its stockholders. Prior to the completion of the Offering, Manhattan LLC distributed all undistributed earnings, calculated on a tax basis, to the stockholders of Manhattan LLC. The amount distributed subsequent to December 31, 1997 and prior to completion of the Offering was approximately $11,600,000.


4.   REVENUE RECOGNITION

     Effective January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), that supersedes Statement of Position No. 91-1, "Software Revenue Recognition" ("SOP 91-1"). Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. Consulting services are generally billed on an hourly basis and revenue is recognized as the work is performed. Maintenance revenue from ongoing customer support is billed in advance for a one year period and recorded as revenue ratably over the billing period. Hardware revenue is billed and recognized upon shipment. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three months ended March 31, 1998.

                                   Form 10-Q

5.   NOTE PAYABLE TO STOCKHOLDER

     In February 1998, the Company borrowed an additional $900,000 from the Company's majority stockholder pursuant to a Grid Promissory Note (the "Note"). Total borrowings under the note at March 31, 1998 were approximately $1.8 million. Under the terms of the agreement, the Note is payable on demand and bears interest payable monthly at a rate of prime plus 1/2 percent adjusted quarterly. The Company repaid the note, together with accrued interest of approximately $131,000 as of April 30, 1998.


6.   EARNINGS PER SHARE

     Pro forma basic net income per share is computed using pro forma net income divided by (i) the weighted average number of shares of Common Stock outstanding ("Weighted Shares") for the period presented and (ii) pursuant to the Securities and Exchange Commission Staff Accounting Bulletin 1B.3, the number of shares that at the assumed public offering price would yield proceeds in the amount necessary to pay the stockholder distribution discussed in Note 3 that is not covered by the earnings for the one year period through the date of distribution ("Distribution Shares").

     Pro forma diluted net income per share is computed using pro forma net income divided by (i) Weighted Shares, (ii) the Distribution Shares and (iii) the treasury stock method effect of common equivalent shares ("CES's") outstanding for each period presented. Common equivalent shares have been excluded from the computation because the effect is anti-dilutive.

     No adjustment is necessary for historical and pro forma net income for net income per share presentation. The following is a reconciliation of the shares used in the computation of net income per share:

                                                   Three Months Ended                       Three Months Ended
                                                     March 31, 1998                           March 31, 1997
                                          -----------------------------------       ---------------------------------
                                                Basic              Diluted               Basic             Diluted
                                          ---------------     ---------------       --------------     --------------
                                                       Historical                               Historical
                                          -----------------------------------       ---------------------------------
                                                                         (in thousands)

Weighted Share............................     20,097              20,097               20,000             20,000
Effect of CES's...........................         --               2,241                   --                308
                                          ---------------     ---------------       --------------     --------------
                                               20,097              22,338               20,000             20,308
                                          ===============     ===============       ==============     ==============

                                                Basic              Diluted
                                          ---------------     ---------------
                                                        Pro Forma
                                          -----------------------------------

Weighted Shares...........................     20,097              20,097
Shares sold to Minority Holder............         54                  54
Distribution Shares.......................         90                  90
Effect of CES's...........................         --                  --
                                          ---------------     ---------------
                                               20,241              20,241
                                          ===============     ===============

                                   Form 10-Q

7.   ACQUISITION

     On February 16, 1998, the Company purchased all of the outstanding stock of Performance Analysis Corporation ("PAC") for $2,200,000 in cash and 106,666 shares of the Company's Common Stock valued at $10.00 per share (the "PAC Acquisition"). PAC is a developer of distribution center slotting (storage layout) software. The PAC Acquisition has been accounted for as a purchase.

     The purchase price of approximately $3,300,000 has been allocated to the assets acquired and liabilities assumed of $490,000, acquired research and development of $1,602,000, purchased software of $500,000, and goodwill of $750,000. Purchased software will be amortized over an estimated two-year useful life and other intangible assets will be amortized over a seven-year useful life. In connection with the PAC Acquisition, the Company recorded a one time acquired research and development expense of $1,602,000 during the three months ended March 31, 1998.

8.   INCOME TAXES

     Prior to the Conversion, the Company elected to report as a limited liability company that was treated as a partnership for income tax purposes (see
Note 3), and as a result, the Company was not subject to federal and state income taxes. After the Conversion, the Company became subject to federal and state income taxes. In connection with the Conversion, the Company recognized a one-time benefit in April 1998 by recording the asset related to the future reduction of income tax payments due to temporary differences between the recognition of income for financial statements and income tax regulations. Pro forma net income amounts discussed herein include provisions for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes as a taxable corporate entity throughout the periods presented. Pro forma income tax provisions reflect the Company's anticipated effective annual tax rate of 36% for 1998 and 36% for 1997.

9.   NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the stockholders' equity section of the balance sheet. The Company did not have other comprehensive income as defined in SFAS No. 130 for the three months ended March 31, 1998 and the three months ended March 31, 1997.

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective January 1, 1998. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements and establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 131 does not need to be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal 1999.

                                   Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

       The Company provides information technology solutions for distribution centers that are designed to enable the efficient movement of goods through the supply chain. The Company's solutions are designed to optimize the receipt, storage and distribution of inventory and the management of equipment and personnel within a distribution center, and to meet the increasingly complex information requirements of manufacturers, distributors and retailers. The Company's solutions consist of software, including PkMS, a comprehensive and modular software system; services, including design, configuration, implementation, training and support; and hardware. The Company currently provides solutions to manufacturers, distributors and retailers primarily in the apparel, consumer products, food service and grocery markets.

       Effective January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), that supersedes Statement of Position No. 91-1, "Software Revenue Recognition " ("SOP 91-1"). Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. Consulting services are generally billed on an hourly basis and revenue is recognized as the work is performed. Maintenance revenue from ongoing customer support is billed in advance for a one year period and recorded as revenue ratably over the billing period. Hardware revenue is billed and recognized upon shipment. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three months ended March 31, 1998.

       On February 16, 1998, the Company purchased all of the outstanding stock of Performance Analysis Corporation ("PAC") for approximately $2.2 million in cash and 106,666 shares of the Company's Common Stock valued at $10.00 per share. PAC is a developer of distribution center slotting software. The acquisition has been accounted for as a purchase. The purchase price of approximately $3,300,000 has been allocated to the assets acquired and liabilities assumed of $490,000, acquired research and development of $1,602,000, purchased software of $500,000, and goodwill of $750,000. Purchased software will be amortized over an estimated two-year useful life and other intangible assets will be amortized over a seven-year useful life. In connection with the PAC Acquisition, the Company recorded a one time acquired research and development expense of $1,602,000 during the three months ended March 31, 1998. PAC is currently in the process of developing a Windows-NT version of its existing product, SLOT-IT. In addition, the Company plans to focus development efforts on integrating the SLOT-IT application into a future product.

       Prior to the Conversion, the Company elected to report as a limited liability company that was treated as a partnership for income tax purposes, and as a result, the Company was not subject to federal and state income taxes. Pro forma net income amounts discussed herein include additional provisions for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes as a taxable corporate entity throughout the periods presented. The pro forma tax provision is calculated by applying the Company's statutory tax rate to pretax income, adjusted for permanent tax differences.
The Company's status as a limited liability company terminated immediately prior to the effectiveness of the Offering, and the Company will thereafter be taxed as a business corporation.

                                   Form 10-Q

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

 Revenue

     Total revenue increased 82% to $11.4 million for the three months ended March 31, 1998 from $6.2 million for the three months ended March 31, 1997. Total revenue consists of software license revenue, revenue derived from consulting, maintenance and other services and revenue from the sale of hardware.

     Software License. Software license revenue increased 44% to $2.2 million for the three months ended March 31, 1998 from $1.5 million for the three months ended March 31, 1997. The increase in revenue from software licenses was primarily due to an increase in the number of licenses of the Company's PkMS product and, to a lesser extent, new license revenue as a result of the acquisition of PAC.

     Services. Services revenue increased 111% to $5.3 million for the three months ended March 31, 1998 from $2.5 million for the three months ended March
31, 1997.   The increase in revenue from services was principally due to the increased demand for these services resulting from the increased demand for the Company's PkMS product.

     Hardware. Hardware revenue increased 76% to $3.9 million for the three months ended March 31, 1998 from $2.2 million for the three months ended March 31, 1997. The increase in revenue from hardware was principally due to the increased demand for the Company's PkMS product.

 Cost of Revenue

     Cost of Software License. Cost of software license revenue consists of the costs of software reproduction and delivery, media, packaging, documentation and other related costs and the amortization of capitalized software. Cost of software license revenue decreased to $69,000, or 3% of software license revenue, for the three months ended March 31, 1998 from $89,000, or 6% of software license revenue, for the three months ended March 31, 1997. Cost of software license revenue remained relatively constant for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

     Cost of Services. Cost of services revenue consists primarily of consultant salaries and other personnel-related expenses incurred in system implementation projects and software support services. Cost of services revenue increased to $2.5 million, or 48% of services revenue, for the three months ended March 31, 1998 from $983,000, or 39% of services revenue, for the three months ended March 31, 1997. The increase in cost of services revenue as a percentage of services revenue is principally due to increased training and other cost related to an increase in services personnel.

     Cost of Hardware. Cost of hardware revenue increased to $3.1 million, or 78% of hardware revenue, for the three months ended March 31, 1998 from $1.6 million, or 73% of hardware revenue, for the three months ended March 31, 1997. The increase in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the sale of hardware products with relatively lower gross margins as compared to the three months ended March 31, 1997.

 Operating Expenses

     Research and Development.   Research and development expenses principally
consist of salaries and other personnel-related costs related to the Company's product development efforts. The Company's research and development expenses increased by 200% to $1.3 million, or 11% of total revenue, for the three months ended March 31, 1998 from $428,000, or 7% of total revenue, for the three months ended March 31, 1997. The increase in research and development expenses resulted from an increase in the number of research and development personnel during the three months ended March 31, 1998 as compared

                                   Form 10-Q
to the three months ended March 31, 1997. Significant product development efforts include the continued development of PkMS, the development of a client/server version of PkMS and, to a lesser extent, the continued development of SLOT-IT and the development of the Windows-NT based version of SLOT-IT. The Company believes that a continued commitment to product development will be required for the Company to remain competitive and expects the dollar amount of research and development expenses to continue to increase in the near future.

     Acquired Research and Development. In February 1998, the Company purchased all of the outstanding stock of PAC for approximately $2.2 million in cash and 106,666 shares of the Company's Common Stock valued at $10.00 per share. The acquisition has been accounted for as a purchase. In connection with this acquisition, approximately $1.6 million of the purchase price was allocated to acquired research and development and expensed during the quarter.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions and other personnel-related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased by 159% to $1.3 million, or 12% of total revenue, for the three months ended March 31, 1998 from $507,000, or 8% of total revenue, for the three months ended March 31, 1997. The increase in sales and marketing expenses was the result of additional sales and marketing personnel and expanded marketing program activities.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial and human resources and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 183% to $1.1 million, or 10% of total revenue, for the three months ended March 31, 1998 from $398,000, or 6% of total revenue, for the three months ended March 31, 1997. The increase in general and administrative expenses was principally due to increased personnel and other administrative expenses necessary to support the Company's growth.

 Income Taxes

     Pro Forma Provision for Income Taxes. The pro forma provision for income taxes was $713,000 for the three months ended March 31, 1998, as compared to $804,000 for the three months ended March 31, 1997. The decrease in the pro forma provision for income taxes is a result of a decrease in income before income taxes for the three months ended March 31, 1998 compared to the income for the three months ended March 31, 1997.

 Earnings per Share

     Pro Forma Net Income (Loss) per Share. Pro forma net income, excluding the effect of a one-time acquired research and development charge of $1.6 million, was $1.3 million, or $0.06 per share, for the three months ended March 31, 1998, compared to pro forma net income of $1.4 million, or $0.07 per share, for the three months ended March 31, 1997. Including the effect of the one-time acquired research and development charge, the Company's pro forma net loss was $324,000, or $0.02 per share, for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has funded its operations to date primarily through cash generated from operations. In addition, the Company has also borrowed money from its majority stockholder. As of March 31, 1998, the Company had $2.1 million in cash and cash equivalents.

     The Company's operating activities provided cash of $451,000 for the three months ended March 31, 1998 and $1.5 million for the three months ended March 31, 1997. Cash from operating activities arose principally from the Company's profitable operations and was utilized for working capital

                                   Form 10-Q
purposes, principally increases in accounts receivable. The increase in accounts receivable was primarily the result of the Company's continued revenue growth.

     Cash used for investing activities was approximately $2.0 million for the three months ended March 31, 1998 and $187,000 for the three months ended March 31, 1997. The Company's use of cash for the three months ended March 31, 1998 was primarily for the acquisition of PAC and the purchase of capital equipment, such as computer equipment and furniture and fixtures, to support the Company's growth.

     Cash provided by financing activities was approximately $494,000 for the three months ended March 31, 1998. Cash used for financing activities was approximately $846,000 for the three months ended March 31, 1997. The principal source of cash provided by financing activities for the three months ended March 31, 1998 was additional borrowings under a Grid Promissory Note with a stockholder and proceeds from the issuance of Common Stock, partially reduced by distributions to the Company's stockholders.

     The Company entered into a line of credit with Silicon Valley Bank to fund its distribution to the Manhattan LLC stockholders and to fund its continuing working capital needs. The line of credit does not contain any conditions or restrictive covenants that would materially affect the Company's business, financial condition or results of operations. In April 1998, the Company borrowed approximately $7 million under the line of credit. The Company repaid the borrowings and accrued interest with the proceeds from the initial public offering (the "Offering"). There can be no assurance that the remaining net proceeds from the Offering will be sufficient to pay for future acquisitions, planned research and development projects and other growth-oriented activities, which could require the Company to incur additional debt or other financing that could impose restrictive covenants and other terms having a material adverse effect on the Company's business, financial condition and results of operations.

     In April 1998, the Company completed the Offering, in which the Company received net proceeds of approximately $47.4 million after deducting underwriting discounts and offering expenses. The Company applied a portion of the net proceeds to (i) to repay all of the Company's outstanding indebtedness to Silicon Valley Bank ($7.0 million) and (ii) to repay a note payable to the Company's Chairman of the Board, Chief Executive Officer and President, Alan J. Dabbiere ($1.9 million). Prior to the Offering, the Company made payments of $375,000 to repay stockholder notes, and $4.0 million in distributions to stockholders. The balance of the net proceeds of the Offering (approximately $34.1 million) will be utilized for general corporate purposes. Such purposes may also include possible acquisitions of, or investments in, businesses and technologies that are complementary to those of the Company.

     The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

                           FORWARD LOOKING STATEMENTS

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect the Company's future results, please see
Exhibit 99.1 to this report. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward looking statements.

                                   Form 10-Q

                                    PART II.
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     No events occurred during the quarter covered by the report that would require a response to this item.

ITEM 2.  CHANGES IN SECURITIES.

     In connection with the conversion of the Company from a limited liability company to a business corporation (the "Conversion"), the Company issued 20,206,674 shares of Common Stock to stockholders of Manhattan Associates Software, LLC ("Manhattan LLC") on April 23, 1998 in consideration for their contribution of all of the assets and liabilities of Manhattan LLC to the Company in a transaction exempt under Section 4(2) of the Securities Act.

     In connection with the organization of the Company, in January 1998, the Company issued an aggregate of 100 shares of its Common Stock to Alan J. Dabbiere, Deepak Raghavan, Deepak M.J. Rao and Ponnambalam Muthiah at a price of $1.00 per share in a transaction exempt under Section 4(2) of the Securities Act. These shares were redeemed simultaneously with the consummation of the Conversion at their original purchase price.

     In connection with an investment by Deepak Raghavan, the Chief Technology Officer of the Company, of $1,000,000 in Manhattan LLC on February 16, 1998, Manhattan LLC issued 100,000 shares to Mr. Raghavan in a transaction exempt under Section 4(2) of the Securities Act.

     In connection with the acquisition of all of the outstanding shares of Performance Analysis Corporation ("PAC") on February 16, 1998, Manhattan LLC issued 106,666 of its shares valued at an aggregate value of $1,066,660 to Daniel Basmajian, Sr., the sole stockholder of PAC, a North Carolina corporation, in a transaction exempt from registration under Rules 505 and 506 of Regulation D and Section 4(2) of the Securities Act.

     On April 23, 1998, the Company completed an initial public offering (the "Offering") of 3,500,000 shares of its Common Stock (the "Common Stock"). The managing underwriters in the Offering were Deutsche Morgan Grenfell Inc., Hambrecht & Quist LLC and SoundView Financial Group, Inc. (the "Underwriters"). The shares of Common Stock were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement," registration number 333-47095). The Registration Statement was declared effective by the Securities and Exchange Commission on April 23, 1998.

     All of the 3,500,000 shares of Common Stock were sold by the Company, which resulted in gross proceeds of $52.5 million. The Company received net proceeds of approximately $47.4 million after deducting underwriting discounts of $3.7 million and Offering expenses of $1.4 million. As of June 1, 1998, the proceeds of the Offering had been used as follows: (i) to repay all of the Company's outstanding indebtedness to Silicon Valley Bank ($7.0 million) and (ii) to repay a Grid Promissory Note payable to the Company's Chairman of the Board, Chief Executive Officer and President, Alan J. Dabbiere ($1.9 million). The balance of the net proceeds of the Offering will be utilized to finance potential future acquisitions and for general corporate purposes.

                                   Form 10-Q

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     No events occurred during the quarter covered by the report that would require a response to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Effective February 24, 1998, the stockholders of the Company approved by unanimous written consent (i) the Articles of Incorporation and Bylaws of the Company; (ii) the Company's 1998 Stock Incentive Plan; and (iii) the form of the Lockup Agreement by which certain stockholders of the Company agreed not to sell or dispose of any shares or securities of the Company for a period of 180 days following the completion of the Offering.

ITEM 5.  OTHER INFORMATION.

     No events occurred during the quarter covered by the report that would require a response to this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             The following exhibits are filed with this Report:

             Exhibit 27.1  Financial Data Schedule

             Exhibit 99.1  Certain Risk Factors Related to the Company

         (b) Reports to be filed on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   Form 10-Q

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MANHATTAN ASSOCIATES, INC.


Date:  June 8, 1998         /s/ Alan J. Dabbiere
                            --------------------------------------------------
                            Alan J. Dabbiere
                            Chairman of the Board, Chief Executive Officer and
                            President
                            (Principal Executive Officer)


Date:  June 8, 1998         /s/ Michael J. Casey
                            --------------------------------------------------
                            Michael J. Casey
                            Chief Financial Officer and Treasurer
                            (Principal Financial and Accounting Officer)

                                   Form 10-Q
                                 Page 15 of 24