Form 10-Q
period 1998-06-30
MANHATTAN ASSOCIATES INC
filed 1998-08-14
CIK 1056696

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the issuer's class of capital stock as of August 12, 1998, the latest practicable date, is as follows: 23,706,674 shares of Common Stock, $0.01 par value per share.

================================================================================

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                     PART I
                             FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
ITEM 1. FINANCIAL STATEMENTS.

        Condensed Consolidated Balance Sheets as of June 30, 1998
         (unaudited) and December 31, 1997..................................  3

        Condensed Consolidated Statements of Income for the three months ended June 30, 1998 and 1997 (unaudited) and for the six months ended June 30, 1998 and 1997 (unaudited)...........................  4

        Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 (unaudited)...........................  5

        Notes to Condensed Consolidated
         Financial Statements (unaudited)...................................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS........................................... 10

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings................................................... 17

Item 2. Changes in Securities and Use of Proceeds........................... 17

Item 3. Defaults Upon Senior Securities..................................... 17

Item 4. Submission of Matters to a Vote of Security Holders................. 17

Item 5. Other Information................................................... 17

Item 6. Exhibits and Reports on Form 8-K.................................... 18

Signatures.................................................................. 19

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                               JUNE 30, 1998  DECEMBER 31, 1997
                                                                               -------------  -----------------
                                                                                (unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents.....................................................   $36,107         $ 3,194
  Accounts receivable, net of allowance for doubtful accounts of $1,013 and
   $970 at June 30, 1998 and December 31, 1997, respectively....................    14,735           9,242
  Prepaid expenses and other current assets.....................................       722             384
                                                                                   -------         -------
     Total current assets.......................................................    51,564          12,820

Property and equipment, net.....................................................     4,559           1,943
Intangible and other assets.....................................................     1,498             243
                                                                                   -------         -------
     Total assets...............................................................   $57,621         $15,006
                                                                                   =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities......................................   $ 5,846         $ 3,687
  Note payable to stockholder...................................................        --           1,019
  Deferred revenue..............................................................     3,004           1,846
                                                                                   -------         -------
     Total current liabilities..................................................     8,850           6,552

Stockholders' equity:
  Preferred stock, no par value; 20,000,000 shares authorized, no shares
   issued or outstanding at June 30, 1998 and December 31, 1997.................        --              --
  Common stock, $.01 par value; 100,000,000 shares authorized, 23,706,674 and
   20,000,008 shares issued and outstanding at  June 30, 1998 and
   December 31, 1997, respectively..............................................       237             200
  Additional paid-in capital....................................................    51,352           1,459
  Retained earnings (accumulated deficit).......................................    (1,674)          7,458
  Deferred compensation.........................................................    (1,144)           (663)
                                                                                   -------         -------
     Total stockholders' equity.................................................    48,771           8,454
                                                                                   -------         -------
       Total liabilities and stockholders' equity...............................   $57,621         $15,006
                                                                                   =======         =======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                  MANHATTAN ASSOCIATES, INC.  AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                        JUNE 30,                                JUNE 30,
                                                          -----------------------------------      --------------------------------
                                                               1998                 1997               1998               1997
                                                          --------------       --------------      ------------      --------------
Revenue:
  Software license.....................................       $ 2,849              $ 1,833           $ 5,001             $ 3,327
  Services.............................................         7,169                3,466            12,453               5,975
  Hardware.............................................         4,076                2,469             8,010               4,710
                                                              -------              -------           -------             -------
  Total revenue........................................        14,094                7,768            25,464              14,012

Cost of revenue:
  Software license.....................................           171                  105               240                 194
  Services.............................................         3,377                1,326             5,896               2,309
  Hardware.............................................         2,924                1,953             6,004               3,597
                                                              -------              -------           -------             -------
     Total cost of revenue.............................         6,472                3,384            12,140               6,100
                                                              -------              -------           -------             -------
Gross margin...........................................         7,622                4,384            13,324               7,912

Operating expenses:
  Research and development.............................         1,937                  662             3,222               1,090
  Acquired research and development....................            --                   --             1,602                  --
  Sales and marketing..................................         2,008                  913             3,321               1,420
  General and administrative...........................         1,370                  589             2,497                 987
                                                              -------              -------           -------             -------
     Total operating expenses..........................         5,315                2,164            10,642               3,497
                                                              -------              -------           -------             -------
Operating income.......................................         2,307                2,220             2,682               4,415
Other income, net......................................           278                   16               292                  39
                                                              -------              -------           -------             -------
Income before income taxes.............................         2,585                2,236             2,974               4,454
Income tax expense (benefit)
 Tax provision as a `C' Corporation....................           702                   --               702                  --
 Deferred tax adjustment...............................          (316)                  --              (316)                 --
                                                              -------              -------           -------             -------
Historical net income..................................       $ 2,199              $ 2,236           $ 2,588             $ 4,454
                                                              =======              =======           =======             =======

Historical basic net income per share..................       $  0.10              $  0.11           $  0.12             $  0.22
                                                              =======              =======           =======             =======
Historical diluted net income per share................       $  0.09              $  0.11           $  0.11             $  0.22
                                                              =======              =======           =======             =======

Income before pro forma income taxes...................         2,585                2,236             2,974               4,454
Pro forma income taxes.................................           904                  811             1,617               1,615
                                                              -------              -------           -------             -------
Pro forma net income...................................       $ 1,681              $ 1,425           $ 1,357             $ 2,839
                                                              =======              =======           =======             =======

Pro forma basic net income per share...................       $  0.07              $  0.07           $  0.06             $  0.14
                                                              =======              =======           =======             =======
Pro forma diluted net income per share.................       $  0.07              $  0.07           $  0.06             $  0.14
                                                              =======              =======           =======             =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                               ---------------------------------
                                                                                     1998               1997
                                                                               -------------      --------------
OPERATING ACTIVITIES:
 Pro forma net income.................................................          $  1,357             $ 2,839
 Adjustments to reconcile pro forma net income to net cash provided by operating activities:
  Pro forma income taxes..............................................             1,231               1,615
  Depreciation and amortization.......................................               584                 185
  Stock compensation..................................................               124                  75
  Acquired research and development...................................             1,602                  --
  Deferred income taxes...............................................              (386)                 --
  Accrued interest on note payable to stockholder.....................                34                  25
  Changes in operating assets and liabilities:
   Accounts receivable, net...........................................            (5,399)             (2,541)
   Other assets.......................................................               (24)                 --
   Accounts payable and accrued liabilities...........................             1,741                 621
   Deferred revenue...................................................               953                 247
                                                                                --------             -------
Net cash provided by operating activities.............................             1,817               3,066

INVESTING ACTIVITIES:
Purchase of property and equipment....................................            (3,039)               (534)
Payments in connection with the acquisition of Performance Analysis
  Corporation, net of cash acquired...................................            (1,351)                 --
                                                                                --------             -------
Net cash used in investing activities.................................            (4,390)               (534)

FINANCING ACTIVITIES:
Distributions to stockholders.........................................           (11,720)             (4,049)
Borrowings under note payable to stockholder..........................               900                  --
Repayment of note payable to stockholder..............................            (1,953)                 --
Proceeds from issuance of common stock................................            48,259                  --
                                                                                --------             -------
Net cash provided by (used in) financing activities...................            35,486              (4,049)
                                                                                --------             -------
Net increase (decrease) in cash and cash equivalents..................            32,913              (1,517)
Cash and cash equivalents at beginning of period......................             3,194               3,199
                                                                                --------             -------
Cash and cash equivalents at end of period............................          $ 36,107             $ 1,682
                                                                                ========             =======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Issuance of common stock in connection with acquisition of
  Performance Analysis Corporation....................................          $  1,067             $    --
                                                                                ========             =======
Cash paid for income taxes............................................          $    839             $    --
                                                                                ========             =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at June 30, 1998, the results of operations for the three month and six month periods ended June 30, 1998 and 1997 and changes in cash flows for the six month periods ended June 30, 1998 and 1997. The interim results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1997, as filed in its Prospectus dated April 23, 1998.

2.   PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.   COMPLETION OF INITIAL PUBLIC OFFERING AND CONVERSION

     On April 23, 1998, the Company completed its initial public offering (the "Offering") of its $.01 par value per share common stock (the "Common Stock"). The Company sold 3,500,000 shares of Common Stock, excluding 525,000 shares sold by certain selling stockholders as part of the underwriters' over-allotment, for $52,500,000 less issuance costs of approximately $5,242,000.

     In connection with the Offering, the assets and liabilities of Manhattan Associates, LLC ("Manhattan LLC") were contributed to the Company in exchange for Common Stock of the Company (the "Conversion"). Manhattan LLC then distributed the Common Stock of the Company received to its stockholders. Prior to the completion of the Offering, Manhattan LLC distributed all undistributed earnings, calculated on a tax basis, to the stockholders of Manhattan LLC. The amount distributed subsequent to December 31, 1997 and prior to completion of the Offering was approximately $11,720,000.

4.   REVENUE RECOGNITION

     Effective January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), that supersedes Statement of Position No. 91-1, "Software Revenue Recognition." Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. Consulting services are generally billed on an hourly basis and revenue is recognized as the work is performed. Maintenance revenue from ongoing customer support is billed in advance for a one year period and recorded as revenue ratably over the billing period. Hardware revenue is billed and recognized upon shipment. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three month or six month periods ended June 30, 1998.

5.   NOTE PAYABLE TO STOCKHOLDER

     At December 31, 1997, the Company had approximately $1 million outstanding under a note payable to a stockholder. In February 1998, the Company borrowed an additional $900,000 from the Company's majority stockholder pursuant to a Grid Promissory Note (the "Note"). The Company repaid the Note, together with accrued interest of approximately $131,000 during the second quarter.


6.   EARNINGS PER SHARE

     Pro forma basic net income per share is computed using pro forma net income divided by (i) the weighted average number of shares of Common Stock outstanding ("Weighted Shares") for the period presented and (ii) pursuant to the Securities and Exchange Commission Staff Accounting Bulletin 1B.3, the number of shares that, at the assumed public offering price, would yield proceeds in the amount necessary to pay the stockholder distribution discussed in Note 3 that is not covered by the earnings for the one year period through the date of distribution ("Distribution Shares").

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

     No adjustment is necessary for historical and pro forma net income for net income per share presentation. The following is a reconciliation of the shares used in the computation of net income per share:

                                                   THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                      JUNE 30, 1998                           JUNE 30, 1997
                                          -----------------------------------       --------------------------------
                                                BASIC              DILUTED               BASIC            DILUTED
                                          ---------------     ---------------       --------------    --------------
                                                       HISTORICAL                               HISTORICAL
                                          -----------------------------------       --------------------------------
                                                                         (in thousands)

Weighted Share............................    22,822              22,822               20,000            20,000
Effect of CES's...........................        --               2,603                   --               583
                                              ------              ------               ------            ------
                                              22,822              25,425               20,000            20,583
                                              ======              ======               ======            ======


                                                BASIC              DILUTED               BASIC            DILUTED
                                          ---------------     ---------------       --------------    --------------
                                                        PRO FORMA                               PRO FORMA
                                          -----------------------------------       --------------------------------

Weighted Shares...........................    22,822              22,822               20,000            20,000
Distribution Shares.......................        --                  --                   90                90
Effect of CES's...........................        --               2,603                   --               583
                                              ------              ------               ------            ------
                                              22,822              25,425               20,090            20,673
                                              ======              ======               ======            ======

                                                    SIX MONTHS ENDED                         SIX MONTHS ENDED
                                                      JUNE 30, 1998                           JUNE 30, 1997
                                          -----------------------------------       --------------------------------
                                                BASIC              DILUTED               BASIC            DILUTED
                                          ---------------     ---------------       --------------    --------------
                                                       HISTORICAL                               HISTORICAL
                                          -----------------------------------       --------------------------------
                                                                         (in thousands)

Weighted Share............................    21,459              21,459               20,000            20,000
Effect of CES's...........................        --               2,422                   --               445
                                              ------              ------               ------            ------
                                              21,459              23,881               20,000            20,445
                                              ======              ======               ======            ======


                                                BASIC              DILUTED               BASIC            DILUTED
                                          ---------------     ---------------       --------------    --------------
                                                        PRO FORMA                               PRO FORMA
                                          -----------------------------------       --------------------------------

Weighted Shares...........................    21,459              21,459               20,000            20,000
Shares to Minority Holder.................        27                  27                   --                --
Distribution Shares.......................        45                  45                   90                90
Effect of CES's...........................        --               2,422                   --               445
                                              ------              ------               ------            ------
                                              21,531              23,953               20,090            20,535
                                              ======              ======               ======            ======

7.   INCOME TAXES

     Prior to the Conversion, the Company elected to report as a limited liability company that was treated as a partnership for income tax purposes (see
Note 3), and as a result, the Company was not subject to federal and state income taxes. After the Conversion, the Company became subject to federal and state income taxes. In connection with the Conversion, the Company recognized a one-time benefit in April 1998 of $316,000 by recording the asset related to the future reduction of income tax payments due to temporary differences between the recognition of income for financial statements and income tax regulations. Pro forma net income amounts discussed herein include provisions for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes as a taxable corporate entity throughout the periods presented. Pro forma income tax provisions reflect the Company's anticipated effective annual tax rate of 35% and 36% for the three month and six month periods ended June 30, 1998 and 1997, respectively.

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

     Effective January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), that supersedes Statement of Position No. 91-1, "Software Revenue Recognition." Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. Consulting services are generally billed on an hourly basis and revenue is recognized as the work is performed. Maintenance revenue from ongoing customer support is billed in advance for a one year period and recorded as revenue ratably over the billing period. Hardware revenue is billed and recognized upon shipment. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three month period ended June 30, 1998.

     Prior to the Conversion, the Company elected to report as a limited liability company that was treated as a partnership for income tax purposes, and as a result, the Company was not subject to federal and state income taxes. Pro forma net income amounts discussed herein include additional provisions for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes as a taxable corporate entity throughout the periods presented. The pro forma tax provision is calculated by applying the Company's statutory tax rate to pretax income, adjusted for permanent tax differences.
The Company's status as a limited liability company terminated immediately prior to the effectiveness of the Offering, and the Company will thereafter be taxed as a business corporation. See Notes to Condensed Consolidated Financial Statements.


RESULTS OF OPERATIONS

 THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

 Revenue

     Total revenue increased 81% to $14.1 million for the three months ended June 30, 1998 from $7.8 million for the three months ended June 30, 1997. Total revenue consists of software license revenue, revenue derived from consulting, maintenance and other services and revenue from the sale of hardware.

     Software License. Software license revenue increased 55% to $2.8 million for the three months ended June 30, 1998 from $1.8 million for the three months ended June 30, 1997. The increase in revenue from software licenses was primarily due to an increase in the number of licenses of the Company's PkMS product and, to a lesser extent, license revenue as a result of the acquisition of Performance Analysis Corporation ("PAC") in February 1998.

     Services. Services revenue increased 107% to $7.2 million for the three months ended June 30, 1998 from $3.5 million for the three months ended June 30,
1997.   The increase in revenue from services was principally due to the increased demand for these services resulting from the increased demand for the Company's PkMS product.


     Hardware. Hardware revenue increased 65% to $4.1 million for the three months ended June 30, 1998 from $2.5 million for the three months ended June 30, 1997. The increase in revenue from hardware was principally due to the increased demand for the Company's PkMS product.

 Cost of Revenue

     Cost of Software License. Cost of software license revenue consists of the costs of software reproduction and delivery, media, packaging, documentation and other related costs and the amortization of purchased software. Cost of software license revenue increased to $171,000, or 6% of software license revenue, for the three months ended June 30, 1998 from $105,000, or 6% of software license revenue, for the three months ended June 30, 1997. Cost of software license revenue increased principally due to the amortization of purchased software from the PAC acquisition.

     Cost of Services. Cost of services revenue consists primarily of consultant salaries and other personnel-related expenses incurred in system implementation projects and software support services. Cost of services revenue increased to $3.4 million, or 47% of services revenue, for the three months ended June 30, 1998 from $1.3 million, or 38% of services revenue, for the three months ended June 30, 1997. The increase in cost of services revenue was primarily due to increased personnel as a result of the increased demand for services. The increase in cost of services revenue as a percentage of services revenue is principally due to increased training and other cost related to an increase in services personnel.

     Cost of Hardware. Cost of hardware revenue increased to $2.9 million, or 72% of hardware revenue, for the three months ended June 30, 1998 from $2 million, or 79% of hardware revenue, for the three months ended June 30, 1997. The decrease in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the sale of hardware products with relatively higher gross margins during the three month period ended June 30, 1997 as compared to sales during the three month period ended June 30, 1997.

 Operating Expenses

     Research and Development.   Research and development expenses principally
consist of salaries and other personnel-related costs. The Company's research and development expenses increased by 193% to $1.9 million, or 14% of total revenue, for the three months ended June 30, 1998 from $662,000, or 9% of total revenue, for the three months ended June 30, 1997. The increase in research and development expenses resulted from an increase in the number of research and development personnel during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Significant product development efforts include the continued development of PkMS, the development of a client/server version of PkMS and, to a lesser extent, the continued development of SLOT-IT and the development of the Windows NT based version of SLOT-IT. The Company believes that a continued commitment to product development will be required for the Company to remain competitive and expects the dollar amount of research and development expenses to continue to increase in the near future.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions and other personnel-related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased by 120% to $2 million, or 14% of total revenue, for the three months ended June 30, 1998 from $913,000, or 12% of total revenue, for the three months ended June 30, 1997. The increase in sales and marketing expenses was the result of additional sales and marketing personnel and expanded marketing program activities.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial and human resources and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 133% to $1.4 million, or 10% of total revenue, for the three months ended June 30, 1998 from $589,000, or 8% of total revenue, for the three months ended June 30, 1997. The increase in general and administrative expenses was principally due to increased personnel and other administrative expenses necessary to support the Company's growth.

 Income Taxes

     Pro Forma Provision for Income Taxes. The pro forma provision for income taxes was $904,000 for the three months ended June 30, 1998, as compared to $811,000 for the three months ended June 30, 1997. The increase in the pro forma provision for income taxes is a result of an increase in income before income taxes for the three months ended June 30, 1998 compared to the income for the three months ended June 30, 1997.

 Earnings per Share

     Pro Forma Net Income (Loss) per Share. Pro forma net income was $1.7 million, or $0.07 per diluted share, for the three months ended June 30, 1998, compared to pro forma net income of $1.4 million, or $0.07 per diluted share, for the three months ended June 30, 1997.


   SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

 Revenue

     Total revenue increased 82% to $25.5 million for the six months ended June 30, 1998 from $14.0 million for the six months ended June 30, 1997. Total revenue consists of software license revenue, revenue derived from consulting, maintenance and other services and revenue from the sale of hardware.

     Software License. Software license revenue increased 50% to $5.0 million for the six months ended June 30, 1998 from $3.3 million for the six months ended June 30, 1997. The increase in revenue from software licenses was primarily due to an increase in the number of licenses of the Company's PkMS product and, to a lesser extent, new license revenue as a result of the acquisition of PAC.

     Services. Services revenue increased 108% to $12.5 million for the six months ended June 30, 1998 from $6.0 million for the six months ended June 30,
1997.   The increase in revenue from services was principally due to the increased demand for these services resulting from the increased demand for the Company's PkMS product.

     Hardware. Hardware revenue increased 70% to $8.0 million for the six months ended June 30, 1998 from $4.7 million for the six months ended June 30, 1997. The increase in revenue from hardware was principally due to the increased demand for the Company's PkMS product.

 Cost of Revenue

     Cost of Software License. Cost of software license revenue consists of the costs of software reproduction and delivery, media, packaging, documentation and other related costs and the amortization of purchased software. Cost of software license revenue increased to $240,000, or 5% of software license revenue, for the six months ended June 30, 1998 from $194,000, or 6% of software license revenue, for the six months ended June 30, 1997. Cost of software license revenue remained relatively constant for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

     Cost of Services. Cost of services revenue consists primarily of consultant salaries and other personnel-related expenses incurred in system implementation projects and software support services. Cost of services revenue increased to $5.9 million, or 47% of services revenue, for the six months ended June 30, 1998 from $2.3 million, or 39% of services revenue, for the six months ended June 30, 1997. The increase in cost of services revenue was primarily due to increased personnel as a result of increased demand for services. The increase in cost of services revenue as a percentage of services revenue is principally due to increased training and other costs related to the increase in services personnel.

     Cost of Hardware. Cost of hardware revenue increased to $6.0 million, or 75% of hardware revenue, for the six months ended June 30, 1998 from $3.6 million, or 76% of hardware revenue, for the six months ended June 30, 1997. The decrease in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the sale of hardware products with relatively higher gross margins as compared to the six months ended June 30, 1997.

 Operating Expenses

     Research and Development.   Research and development expenses principally
consist of salaries and other personnel-related costs. The Company's research and development expenses increased by 196% to $3.2 million, or 13% of total revenue, for the six months ended June 30, 1998 from $1.1 million, or 8% of total revenue, for the six months ended June 30, 1997. The increase in research and development expenses resulted from an increase in the number of research and development personnel during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

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

     Sales and Marketing. Sales and marketing expenses include salaries, commissions and other personnel-related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased by 134% to $3.3 million, or 13% of total revenue, for the six months ended June 30, 1998 from $1.4 million, or 10% of total revenue, for the six months ended June 30, 1997. The increase in sales and marketing expenses was the result of additional sales and marketing personnel and expanded marketing program activities.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial and human resources and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 153% to $2.5 million, or 10% of total revenue, for the six months ended June 30, 1998 from $1.0 million, or 7% of total revenue, for the six months ended June 30, 1997. The increase in general and administrative expenses was principally due to increased personnel and other administrative expenses necessary to support the Company's growth.

 Income Taxes

     Pro Forma Provision for Income Taxes. The pro forma provision for income taxes was $1.6 million for the six months ended June 30, 1998, as compared to $1.6 million for the six months ended June 30, 1997.

 Earnings per Share

     Pro Forma Net Income (Loss) per Share. Pro forma net income, excluding the effect of a one-time acquired research and development charge of $1.6 million, was $3.0 million, or $0.12 per diluted share, for the six months ended June 30, 1998, compared to pro forma net income of $2.8 million, or $0.14 per diluted share, for the six months ended June 30, 1997. Including the effect of the one-time acquired research and development charge, the Company's pro forma net income was $1.4 million, or $0.06 per diluted share, for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has funded its operations to date primarily through cash generated from operations and an initial public offering in April 1998 (the "Offering"). In addition, the Company has also borrowed money from its majority stockholder. As of June 30, 1998, the Company had $36.1 million in cash and cash equivalents.

     The Company's operating activities provided cash of $1.8 million for the six months ended June 30, 1998 and $3.1 million for the six months ended June 30, 1997. Cash from operating activities arose principally from the Company's profitable operations and was utilized for working capital purposes, principally increases in accounts receivable. The increase in accounts receivable was primarily the result of the Company's continued revenue growth.

     Cash used for investing activities was approximately $4.4 million for the three months ended June 30, 1998 and $534,000 for the three months ended June 30, 1997. The Company's use of cash for the six months ended June 30, 1998 was primarily for the acquisition of PAC and the purchase of capital equipment, such as computer equipment and furniture and fixtures, to support the Company's growth.

     Cash provided by financing activities was approximately $35.5 million for the six months ended June 30, 1998. Cash used for financing activities was approximately $4.0 million for the six months ended June 30, 1997. The principal source of cash provided by financing activities for the six months ended June 30, 1998 was additional borrowings under a Grid Promissory Note with a stockholder and proceeds from the issuance of Common Stock, partially reduced by distributions to the Company's stockholders prior to the Offering and the repayment of the note payable to a stockholder.

     The Company entered into a line of credit with Silicon Valley Bank to fund its distribution to the Company's stockholders prior to the Offering and to fund its continuing working capital needs. The line of credit does not contain any conditions or restrictive covenants that would materially affect the Company's business, financial condition or results of operations. In April 1998, the Company borrowed approximately $7 million under the line of credit. The Company repaid the borrowings and accrued interest with the proceeds from the Offering.

     In April 1998, the Company completed the Offering, in which the Company received net proceeds of approximately $47.3 million after deducting underwriting discounts and offering expenses. The Company applied a portion of the net proceeds to repay all of the Company's outstanding indebtedness to Silicon Valley Bank ($7.0 million) and a note payable to the Company's Chairman of the Board, Chief Executive Officer and President ($1.9 million). Prior to the Offering, the Company made payments of $11.7 million in distributions to stockholders. The balance of the net proceeds of the Offering (approximately $34 million) will be utilized for general corporate purposes. Such purposes may also include possible acquisitions of, or investments in, businesses and technologies that are complementary to those of the Company. There can be no assurance that the remaining net proceeds from the Offering will be sufficient to pay for future acquisitions, planned research and development projects or other growth-oriented activities, which could require the Company to incur additional debt or other financing that could impose restrictive covenants and other terms having a material adverse effect on the Company's business, financial condition and results of operations.

     The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

IMPACT OF THE YEAR 2000 ISSUE

  Many currently installed computer systems and software products are coded to accept only two digit entries in date code fields. Beginning in the year 2000, many of these systems will need to be modified to accept four digit entries or otherwise distinguish twenty-first century dates from twentieth century dates. As a result, over the next year and one half, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

  The management of the Company is currently evaluating the Company's Year 2000 issues. Because the latest versions of the Company's products are designed to be Year 2000 compliant, this evaluation has focused on determining the compliance of the Company's earlier software products as implemented in the Company's installed customer base, as well as the impact of any non-compliance on the Company and its customers. In addition, the evaluation is designed to address the Company's Year 2000 readiness with respect to both information technology ("IT") and non-IT systems on which the Company's operations rely. Finally, because the Company relies upon relationships with third parties over which it can assert little control, the Year 2000 evaluation is also assessing the risks associated with the failure of such third parties to adequately address the Year 2000 issue.

  The Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of software will result in a material adverse effect on the Company's business, financial condition or results of operations. However, the Company's investigation is in its preliminary stages, and no assurance can be given that the Company will not be exposed to potential claims resulting from system problems associated with the century change. There can also be no assurance that the Company's software products that are designed to be Year 2000 compliant contain all necessary date code changes. In addition, Year 2000 non-compliance in the Company's internal IT systems or certain non-IT systems on which its operations rely or by the Company's business partners may have an adverse impact on the Company's business, financial condition or results of operations. Because the evaluation of the Company's Year 2000 issue is ongoing, the Company has not estimated its total Year 2000 remediation costs.

  The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus potentially resulting in stalled market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers, to reevaluate their current software needs and as a result switch to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's evaluation of its Year 2000 issue includes the development of contingency plans for business functions that are susceptible to a substantive risk of disruption resulting from a Year 2000 related event. Because the Company has not yet identified any business function that is materially at risk of Year 2000 related disruption, it has not yet developed detailed contingency plans specific to Year 2000 events for any business function. The Company is prepared for the possibility, however, that certain business functions may be hereafter identified as at risk and will develop contingency plans for such business functions when and if such determinations are made.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect the Company's future results, please see Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     No events occurred during the quarter covered by the report that would require a response to this item.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

     All of the 3,500,000 shares of Common Stock were sold by the Company, which resulted in gross proceeds of $52.5 million. The Company received net proceeds of approximately $47.3 million after deducting underwriting discounts of $3.7 million and Offering expenses of $1.5 million. As of June 1, 1998, the proceeds of the Offering had been used as follows: (i) to repay all of the Company's outstanding indebtedness to Silicon Valley Bank ($7.0 million) and (ii) to repay a Grid Promissory Note payable to the Company's Chairman of the Board, Chief Executive Officer and President, Alan J. Dabbiere ($1.9 million). The balance of the net proceeds of the Offering will be utilized to finance potential future acquisitions and for general corporate purposes.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

          The following exhibits are filed with this Report:

          Exhibit 27.1  Financial Data Schedule

      (b) Reports to be filed on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MANHATTAN ASSOCIATES, INC.


Date: August 14, 1998               /s/ Alan J. Dabbiere
                                    --------------------------------------------
                                    Alan J. Dabbiere
                                    Chairman of the
                                    Board, Chief Executive Officer and
                                    President
                                    (Principal Executive Officer)


Date: August 14, 1998               /s/ Michael J. Casey
                                    --------------------------------------------
                                    Michael J. Casey
                                    Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)