Form 10-Q
period 1998-09-30
MANHATTAN ASSOCIATES INC
filed 1998-11-16
CIK 1056696

--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[Mark One]
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR


   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       Commission File Number:  0-23999



                          MANHATTAN ASSOCIATES, INC.
            (Exact Name of Registrant as Specified in Its Charter)



            GEORGIA                                   58-2373424
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

2300 WINDY RIDGE PARKWAY, SUITE 700                     30339
        Atlanta, Georgia                             (Zip Code)
(Address of Principal Executive Offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (770) 955-7070

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [X]      No
                                               -------       ------

The number of shares of the issuer's class of capital stock as of November 12, 1998, the latest practicable date, is as follows: 23,719,174 shares of Common Stock, $0.01 par value per share.

--------------------------------------------------------------------------------

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1998


                               TABLE OF CONTENTS


                                     PART I
                             FINANCIAL INFORMATION

                                                               Page
                                                               ----

ITEM 1.  FINANCIAL STATEMENTS.

         Condensed Consolidated Balance
           Sheets as of September 30, 1998
           (unaudited) and December 31, 1997...................  3

         Condensed Consolidated Statements
           of Income for the three months
           ended September 30, 1998 and
           1997 (unaudited) and for the
           nine months ended September 30,
           1998 and 1997 (unaudited)...........................  4

         Condensed Consolidated Statements
           of Cash Flows for the nine
           months ended September 30, 1998
           and 1997 (unaudited)................................  5

         Notes to Condensed Consolidated
           Financial Statements (unaudited)....................  6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................... 10

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................... 18

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............. 18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................... 18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS...................................... 18

ITEM 5.  OTHER INFORMATION..................................... 18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................... 18

SIGNATURES..................................................... 19

                                     PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements.


                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                     September 30, 1998         December 31, 1997
                                                                                     ------------------         -----------------
                                                                                        (unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents.....................................................           $25,835                  $ 3,194
  Short-term investments........................................................             9,005                       --
  Accounts receivable, net of allowance for doubtful accounts of $1,392  and
   $970 at September 30, 1998 and December 31, 1997, respectively...............            17,839                    9,242

  Deferred taxes................................................................               423                       --
  Prepaid expenses and other current assets.....................................               641                      384
                                                                                      ------------             ------------
     Total current assets.......................................................            53,743                   12,820

Property and equipment, net.....................................................             5,735                    1,943
Deferred taxes..................................................................               147                       --
Intangible and other assets.....................................................             1,535                      243
                                                                                      ------------             ------------
     Total assets...............................................................           $61,160                  $15,006
                                                                                      ============             ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities......................................           $ 7,458                  $ 3,687
  Note payable to stockholder...................................................                --                    1,019
  Deferred revenue..............................................................             2,541                    1,846
                                                                                      ------------             ------------
     Total current liabilities..................................................             9,999                    6,552

Stockholders' equity:
  Preferred stock, no par value; 20,000,000 shares authorized, no shares issued
   or outstanding at September 30, 1998 and December 31, 1997...................                --                       --

  Common stock, $.01 par value; 100,000,000 shares authorized, 23,706,674 and
   20,000,008 shares issued and outstanding at September 30, 1998 and
   December 31, 1997, respectively..............................................               237                      200
  Additional paid-in capital....................................................            51,352                    1,459
  Retained earnings.............................................................               640                    7,458
  Accumulated foreign currency translation adjustment...........................                (4)                      --
  Deferred compensation.........................................................            (1,064)                    (663)
                                                                                      ------------             ------------
     Total stockholders' equity.................................................            51,161                    8,454
                                                                                      ------------             ------------
       Total liabilities and stockholders' equity...............................           $61,160                  $15,006
                                                                                      ============             ============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  MANHATTAN ASSOCIATES, INC.  AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                       ----------------------------------      --------------------------------
                                                             1998                1997               1998               1997
                                                       --------------      --------------      ------------      --------------
Revenue:
  Software license.....................................       $ 3,898              $1,981           $ 8,899             $ 5,308
  Services.............................................         9,830               3,820            22,283               9,795
  Hardware.............................................         2,860               3,081            10,870               7,791
                                                       --------------     ---------------      ------------      --------------
     Total revenue.....................................        16,588               8,882            42,052              22,894

Cost of revenue:
  Software license.....................................           372                 122               612                 316
  Services.............................................         4,312               1,691            10,208               4,000
  Hardware.............................................         2,038               2,230             8,042               5,827
                                                       --------------     ---------------      ------------      --------------
     Total cost of revenue.............................         6,722               4,043            18,862              10,143
                                                       --------------     ---------------      ------------      --------------
Gross margin...........................................         9,866               4,839            23,190              12,751

Operating expenses:
  Research and development.............................         2,058                 791             5,280               1,881
  Acquired research and development....................            --                  --             1,602                  --
  Sales and marketing..................................         2,692                 989             6,013               2,409
  General and administrative...........................         1,884                 981             4,381               1,968
                                                       --------------     ---------------      ------------      --------------
     Total operating expenses..........................         6,634               2,761            17,276               6,258
                                                       --------------     ---------------      ------------      --------------
Operating income.......................................         3,232               2,078             5,914               6,493
Other income, net......................................           442                   9               734                  48
                                                       --------------     ---------------      ------------      --------------
Income before income taxes.............................         3,674               2,087             6,648               6,541
Income tax expense (benefit)
 Tax provision as a `C' Corporation....................         1,361                  --             2,063                  --
 Deferred tax adjustment...............................            --                  --              (316)                 --
                                                       --------------      --------------      ------------      --------------
Historical net income..................................       $ 2,313              $2,087           $ 4,901             $ 6,541
                                                       ==============      ==============      ============      ==============

Historical basic net income per share..................       $  0.10              $ 0.10             $0.22             $  0.33
                                                       ==============      ==============      ============      ==============
Historical diluted net income per share................       $  0.09              $ 0.10             $0.19             $  0.32
                                                       ==============      ==============      ============      ==============


Income before pro forma income taxes...................         3,674               2,087             6,648               6,541
Pro forma income taxes.................................         1,361                 757             2,978               2,372
                                                       --------------      --------------      ------------      --------------
Pro forma net income...................................       $ 2,313              $1,330           $ 3,670             $ 4,169
                                                       ==============      ==============      ============      ==============

Pro forma basic net income per share...................       $  0.10              $ 0.07             $0.17             $  0.21
                                                       ==============      ==============      ============      ==============
Pro forma diluted net income per share.................       $  0.09              $ 0.06             $0.14             $  0.20
                                                       ==============      ==============      ============      ==============

     See accompanying Notes to Condensed Consolidated Financial Statements

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                      ---------------------------------------------------
                                                                                1998                         1997
                                                                      ----------------------      -----------------------
OPERATING ACTIVITIES:
 Pro forma net income.................................................              $  3,670                      $ 4,169
 Adjustments to reconcile pro forma net income to net cash provided by operating activities:
   Pro forma income taxes.............................................                 1,231                        2,372
   Depreciation and amortization......................................                 1,043                          305
   Stock compensation.................................................                   204                           75
   Acquired research and development..................................                 1,602                           --
   Deferred income taxes..............................................                  (528)                          --
   Accrued interest on note payable to stockholder....................                    34                           37
   Changes in operating assets and liabilities:
    Accounts receivable, net..........................................                (8,503)                      (4,182)
    Other assets......................................................                  (501)                         (90)
    Accounts payable and accrued liabilities..........................                 3,350                        1,685
    Deferred revenue..................................................                   490                          757
                                                                      ----------------------      -----------------------
 Net cash provided by operating activities............................                 2,092                        5,128

 INVESTING ACTIVITIES:
   Purchase of property and equipment.................................                (4,582)                        (889)
   Purchase of short-term investments.................................                (9,005)                          --
   Payments in connection with the acquisition of Performance
     Analysis Corporation, net of cash acquired.......................                (1,351)                          --
                                                                      ----------------------      -----------------------
 Net cash used in investing activities................................               (14,938)                        (889)

 FINANCING ACTIVITIES:
   Distributions to stockholders......................................               (11,720)                      (4,842)
   Borrowings under note payable to stockholder.......................                   900                           --
   Repayment of note payable to stockholder...........................                (1,953)                          --
   Proceeds from issuance of common stock.............................                48,258                           --
                                                                      ----------------------      -----------------------
 Net cash provided by (used in) financing activities..................                35,485                       (4,842)
   Foreign currency impact on cash....................................                     2                           --
                                                                      ----------------------      -----------------------
 Net increase (decrease) in cash and cash equivalents.................                22,641                         (603)
 Cash and cash equivalents at beginning of period.....................                 3,194                        3,199
                                                                      ----------------------      -----------------------
 Cash and cash equivalents at end of period...........................              $ 25,835                      $ 2,596
                                                                      ======================      =======================

 SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Issuance of common stock in connection with acquisition of
     Performance Analysis Corporation.................................              $  1,067                      $    --
                                                                      ======================      =======================
   Cash paid for income taxes.........................................              $  2,118                      $    --
                                                                      ======================      =======================



    See accompanying Notes to Condensed Consolidated Financial Statements.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                  (unaudited)



1.    BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at September 30, 1998, the results of operations for the three month and nine month periods ended September 30, 1998 and 1997 and changes in cash flows for the nine month periods ended September 30, 1998 and 1997. The interim results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1997, as filed in its Prospectus dated April 23, 1998.

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

4.   REVENUE RECOGNITION

     Effective January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), that supersedes Statement of Position No. 91-1, "Software Revenue Recognition." Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. Consulting services are generally billed on an hourly basis and revenue is recognized as the work is performed. Maintenance revenue from ongoing customer support is billed in advance for a one year period and recorded as revenue ratably over the billing period. Hardware revenue is billed and recognized upon shipment. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three month or nine month periods ended September 30, 1998.


5.   COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of "comprehensive income" and its components. Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total historical comprehensive income (in thousands of dollars) was $2,309 and $2,087 for the three-month periods ended September 30, 1998 and 1997, respectively. Total historical comprehensive income (in thousands of dollars) was $4,897 and $6,541 for the nine-month periods ended September 30, 1998 and 1997, respectively.

6.   NOTE PAYABLE TO STOCKHOLDER

     At December 31, 1997, the Company had approximately $1 million outstanding under a Grid Promissory Note (the "Note") payable to the Company's majority stockholder. In February 1998, the Company borrowed an additional $900,000 pursuant to the Note. The Company repaid the Note, together with accrued interest of approximately $131,000 during the second quarter of 1998.


7.  EARNINGS PER SHARE

     Subsequent to the completion of the initial public offing, historical basic net income per share is calculated using the weighted average number of shares outstanding during the period. Historical diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     Prior to the completion of the initial public offering, pro forma basic net income per share was computed using pro forma net income divided by (i) the weighted average number of shares of Common Stock outstanding ("Weighted Shares") for the period presented and (ii) pursuant to the Securities and Exchange Commission Staff Accounting Bulletin 1B.3, the number of shares that, at the assumed public offering price, would yield proceeds in the amount necessary to pay the stockholder distribution discussed in Note 3 that is not covered by the earnings for the one year period through the date of distribution ("Distribution Shares"). Pro forma diluted net income per share was computed using pro forma net income divided by (i) Weighted Shares, (ii) the Distribution Shares and (iii) the treasury stock method effect of common equivalent shares ("CES's") outstanding for each period presented.

     No adjustment is necessary for historical and pro forma net income for net income per share presentation. The following is a reconciliation of the shares used in the computation of net income per share:

                                                   Three Months Ended                       Three Months Ended
                                                   September 30, 1998                       September 30, 1997
                                          -----------------------------------       --------------------------------
                                                Basic              Diluted               Basic            Diluted
                                          ---------------     ---------------       --------------    --------------
                                                       Historical                               Historical
                                          -----------------------------------       --------------------------------
                                                                         (in thousands)

Weighted Share............................         23,707              23,707               20,000            20,000
Effect of CES's...........................             --               3,292                   --               583
                                          ---------------     ---------------       --------------    --------------
                                                   23,707              26,999               20,000            20,583
                                          ===============     ===============       ==============    ==============


                                                Basic              Diluted               Basic            Diluted
                                          ---------------     ---------------       --------------    --------------
                                                        Pro Forma                               Pro Forma
                                          -----------------------------------       --------------------------------

Weighted Shares...........................         23,707              23,707               20,000            20,000
Distribution Shares.......................             --                  --                   90                90
Effect of CES's...........................             --               3,292                   --               583
                                          ---------------     ---------------       --------------    --------------
                                                   23,707              26,999               20,090            20,673
                                          ===============     ===============       ==============    ==============


                                                    Nine Months Ended                       Nine Months Ended
                                                   September 30, 1998                       September 30, 1997
                                          -----------------------------------       --------------------------------
                                                Basic              Diluted               Basic            Diluted
                                          ---------------     ---------------       --------------    --------------
                                                       Historical                               Historical
                                          -----------------------------------       --------------------------------
                                                                         (in thousands)

Weighted Share............................         22,222              22,222               20,000            20,000
Effect of CES's...........................             --               3,284                   --               491
                                          ---------------     ---------------       --------------    --------------
                                                   22,222              25,506               20,000            20,491
                                          ===============     ===============       ==============    ==============


                                                Basic              Diluted               Basic            Diluted
                                          ---------------     ---------------       --------------    --------------
                                                        Pro Forma                               Pro Forma
                                          -----------------------------------       --------------------------------

Weighted Shares...........................         22,222              22,222               20,000            20,000
Shares to Minority Holder.................             --                  17                   --                --
Distribution Shares.......................             --                  30                   90                90
Effect of CES's...........................             --               3,284                   --               491
                                          ---------------     ---------------       --------------    --------------
                                                   22,222              25,553               20,090            20,581
                                          ===============     ===============       ==============    ==============

8.  INCOME TAXES

     Prior to the Conversion, the Company elected to report as a limited liability company that was treated as a partnership for income tax purposes (see
Note 3), and as a result, the Company was not subject to federal and state income taxes. After the Conversion, the Company became subject to federal and state income taxes. In connection with the Conversion, the Company recognized a one-time benefit in April 1998 of $316,000 by recording the asset related to the future reduction of income tax payments due to temporary differences between the recognition of income for financial statements and income tax regulations. Pro forma net income amounts discussed herein include provisions for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes as a taxable corporate entity throughout the periods presented. Pro forma income tax provisions reflect the Company's anticipated effective annual tax rate of 36% for the nine month period ended September 30, 1998 and the three and nine month periods ended September 30, 1997. For the three month period ended September 30, 1998, the pro forma income tax provision equals the historical income tax provision. The historical income tax provision reflects the Company's anticipated effective annual tax rate of 37% for the three month period ended September 30, 1998.

9.  ACQUISITIONS

     In September 1998, the Company entered into an agreement to acquire DCMS
(R), the Distribution Center Management Systems software product and related assets from Kurt Salmon Associates for approximately $2.0 million and additional consideration. The Company completed the DCMS acquisition in October 1998 and the DCMS acquisition will be accounted for as a purchase.

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

     Effective January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), that supersedes Statement of Position No. 91-1, "Software Revenue Recognition." Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. Consulting services are generally billed on an hourly basis and revenue is recognized as the work is performed. Maintenance revenue from ongoing customer support is billed in advance for a one year period and recorded as revenue ratably over the billing period. Hardware revenue is billed and recognized upon shipment. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three month period ended September 30, 1998.

     Prior to the Conversion, the Company elected to report as a limited liability company that was treated as a partnership for income tax purposes, and as a result, the Company was not subject to federal and state income taxes. Pro forma net income amounts discussed herein include additional provisions for income taxes on a pro forma basis as if the Company was liable for federal and state income taxes as a taxable corporate entity throughout the periods presented. The pro forma tax provision is calculated by applying the Company's statutory tax rate to pretax income, adjusted for permanent tax differences.
The Company's status as a limited liability company terminated immediately prior to the effectiveness of the Offering, and the Company will thereafter be taxed as a business corporation. See Notes to Condensed Consolidated Financial Statements.


RESULTS OF OPERATIONS

 THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS
 ENDED SEPTEMBER 30, 1997

 Revenue

     Total revenue increased 87% to $16.6 million for the three months ended September 30, 1998 from $8.9 million for the three months ended September 30, 1997. Total revenue consists of software license revenue, revenue derived from consulting, maintenance and other services and revenue from the sale of hardware.

     Software License. Software license revenue increased 97% to $3.9 million for the three months ended September 30, 1998 from $2.0 million for the three months ended September 30, 1997. The increase in revenue from software licenses was primarily due to an increase in the number of licenses of the Company's PkMS product.

     Services. Services revenue increased 157% to $9.8 million for the three months ended September 30, 1998 from $3.8 million for the three months ended September 30, 1997. The increase in revenue from services was principally due to the increased demand for these services resulting from the increased demand for the Company's PkMS product.

     Hardware. Hardware revenue decreased 7% to $2.9 million for the three months ended September 30, 1998 from $3.1 million for the three months ended September 30, 1997. The decrease in revenue from hardware was principally a result of a higher proportional demand for hardware products during the three months ended September 30, 1997 as compared to the three months ended September 30, 1998.

 Cost of Revenue

     Cost of Software License. Cost of software license revenue consists of the costs of software reproduction and delivery, media, packaging, documentation and other related costs and the amortization of purchased software. Cost of software license revenue increased to $372,000, or 10% of software license revenue, for the three months ended September 30, 1998 from $122,000, or 6% of software license revenue, for the three months ended September 30, 1997. Cost of software license revenue increased principally due to the amortization of purchased software from the PAC acquisition and due to an increase in royalties associated with the sale of certain products developed by third parties.

     Cost of Services. Cost of services revenue consists primarily of consultant salaries and other personnel-related expenses incurred in system implementation projects and software support services. Cost of services revenue increased to $4.3 million, or 44% of services revenue, for the three months ended September 30, 1998 from $1.7 million, or 44% of services revenue, for the three months ended September 30, 1997. The increase in cost of services revenue was primarily due to increased personnel as a result of the increased demand for services.

     Cost of Hardware. Cost of hardware revenue decreased to $2.0 million, or 71% of hardware revenue, for the three months ended September 30, 1998 from $2.2 million, or 72% of hardware revenue, for the three months ended September 30, 1997. The decrease in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with relatively higher gross margins during the three month period ended September 30, 1998 as compared to sales during the three month period ended September 30, 1997.

 Operating Expenses

     Research and Development.   Research and development expenses principally
consist of salaries and other personnel-related costs. The Company's research and development expenses increased by 160% to $2.1 million, or 12% of total revenue, for the three months ended September 30, 1998 from $791,000, or 9% of total revenue, for the three months ended September 30, 1997. The increase in research and development expenses resulted from an increase in the number of research and development personnel during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Significant product development efforts include the continued development of PkMS, the development of a client/server version of PkMS and, to a lesser extent, the continued development of SLOT-IT and the development of the Windows NT based version of SLOT-IT. The Company believes that a continued commitment to product development will be required for the Company to remain competitive and expects the dollar amount of research and development expenses to continue to increase in the near future.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions and other personnel-related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased by 172% to $2.7 million, or 16% of total revenue, for the three months ended September 30, 1998 from $989,000, or 11% of total revenue, for the three months ended September 30, 1997. The increase in sales and marketing expenses was the result of additional sales and marketing personnel and expanded marketing program activities.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial and human resources and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 92% to $1.9 million, or 11% of total revenue, for the three months ended September 30, 1998 from $981,000, or 11% of total revenue, for the three months ended September 30, 1997. The increase in general and administrative expenses was principally due to increased personnel and other administrative expenses necessary to support the Company's growth.

 Income Taxes

     Pro Forma Provision for Income Taxes. The pro forma provision for income taxes was $1.4 million for the three months ended September 30, 1998, as compared to $757,000 for the three months ended September 30, 1997. The increase in the pro forma provision for income taxes is a result of an increase in income before income taxes for the three months ended September 30, 1998 compared to the income for the three months ended September 30, 1997.

 Earnings per Share

     Pro Forma Net Income per Share. Pro forma net income was $2.3 million, or $0.09 per diluted share, for the three months ended September 30, 1998, compared to pro forma net income of $1.3 million, or $0.06 per diluted share, for the three months ended September 30, 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1997

 Revenue

     Total revenue increased 84% to $42.1 million for the nine months ended September 30, 1998 from $22.9 million for the nine months ended September 30, 1997. Total revenue consists of software license revenue, revenue derived from consulting, maintenance and other services and revenue from the sale of hardware.

     Software License. Software license revenue increased 68% to $8.9 million for the nine months ended September 30, 1998 from $5.3 million for the nine months ended September 30, 1997. The increase in revenue from software licenses was primarily due to an increase in the number of licenses of the Company's PkMS product and, to a lesser extent, new license revenue as a result of the acquisition of PAC.

     Services. Services revenue increased 127% to $22.3 million for the nine months ended September 30, 1998 from $9.8 million for the nine months ended
September 30, 1997.   The increase in revenue from services was principally due
to the increased demand for these services resulting from the increased demand for the Company's PkMS product.

     Hardware. Hardware revenue increased 40% to $10.9 million for the nine months ended September 30, 1998 from $7.8 million for the nine months ended September 30, 1997. The increase in revenue from hardware was principally due to the increased demand for the Company's PkMS product.

 Cost of Revenue

     Cost of Software License. Cost of software license revenue consists of the costs of software reproduction and delivery, media, packaging, documentation and other related costs and the amortization of purchased software. Cost of software license revenue increased to $612,000, or 7% of software license revenue, for the nine months ended September 30, 1998 from $316,000, or 6% of software license revenue, for the nine months ended September 30, 1997. Cost of software license revenue increased principally due to the amortization of purchased software from the PAC acquisition and due to an increase in royalties associated with the sale of certain products developed by third parties.

     Cost of Services. Cost of services revenue consists primarily of consultant salaries and other personnel-related expenses incurred in system implementation projects and software support services. Cost of services revenue increased to $10.2 million, or 46% of services revenue, for the nine months ended September 30, 1998 from $4.0 million, or 41% of services revenue, for the nine months ended September 30, 1997. The increase in cost of services revenue was primarily due to increased personnel as a result of increased demand for services. The increase in cost of services revenue as a percentage of services revenue is principally due to increased training and other costs related to the increase in services personnel.

     Cost of Hardware. Cost of hardware revenue increased to $8.0 million, or 74% of hardware revenue, for the nine months ended September 30, 1998 from $5.8 million, or 75% of hardware revenue, for the nine months ended September 30, 1997. The decrease in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with relatively higher gross margins as compared to the nine months ended September 30, 1997.

 Operating Expenses

     Research and Development.   Research and development expenses principally
consist of salaries and other personnel-related costs. The Company's research and development expenses increased by 181% to $5.3 million, or 13% of total revenue, for the nine months ended September 30, 1998 from $1.9 million, or 8% of total revenue, for the nine months ended September 30, 1997. The increase in research and development expenses resulted from an increase in the number of research and development personnel during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

     Acquired Research and Development. In February 1998, the Company purchased all of the outstanding stock of PAC for approximately $2.2 million in cash and 106,666 shares of the Company's Common Stock valued at $10.00 per share. The acquisition has been accounted for as a purchase. In connection with this acquisition, approximately $1.6 million of the purchase price was allocated to acquired research and development and expensed during the first quarter of 1998.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions and other personnel-related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased by 150% to $6.0 million, or 14% of total revenue, for the nine months ended September 30, 1998 from $2.4 million, or 11% of total revenue, for the nine months ended September 30, 1997. The increase in sales and marketing expenses was the result of additional sales and marketing personnel and expanded marketing program activities.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial and human resources and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 123% to $4.4 million, or 10% of total revenue, for the nine months ended September 30, 1998 from $2.0 million, or 9% of total revenue, for the nine months ended September 30, 1997. The increase in general and administrative expenses was principally due to increased personnel and other administrative expenses necessary to support the Company's growth.

 Income Taxes

     Pro Forma Provision for Income Taxes. The pro forma provision for income taxes was $3.0 million for the nine months ended September 30, 1998, as compared to $2.4 million for the nine months ended September 30, 1997.

 Earnings per Share

     Pro Forma Net Income per Share. Pro forma net income, excluding the effect of a one-time acquired research and development charge of $1.6 million, was $5.3 million, or $0.21 per diluted share, for the nine months ended September 30, 1998, compared to pro forma net income of $4.2 million, or $0.20 per diluted share, for the nine months ended September 30, 1997. Including the effect of the one-time acquired research and development charge, the Company's pro forma net income was $3.7 million, or $0.14 per diluted share, for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has funded its operations primarily through cash generated from operations and an initial public offering in April 1998 (the "Offering"). In addition, the Company has also borrowed money from its majority stockholder. As of September 30, 1998, the Company had $34.8 million in cash, cash equivalents and short-term investments.

     The Company's operating activities provided cash of $2.1 million for the nine months ended September 30, 1998 and $5.1 million for the nine months ended September 30, 1997. Cash from operating activities arose principally from the Company's profitable operations and was utilized for working capital purposes, principally increases in accounts receivable. The increase in accounts receivable was primarily the result of the Company's continued revenue growth.

     Cash used for investing activities was approximately $14.9 million for the nine months ended September 30, 1998 and $889,000 for the nine months ended September 30, 1997. The Company's use of cash for the nine months ended September 30, 1998 was primarily for the purchase of short term investments, the acquisition of PAC, and the purchase of capital equipment, such as computer equipment and furniture and fixtures, to support the Company's growth.

     Cash provided by financing activities was approximately $35.5 million for the nine months ended September 30, 1998. Cash used for financing activities was approximately $4.8 million for the nine months ended September 30, 1997. The principal source of cash provided by financing activities for the nine months ended September 30, 1998 was additional borrowings under a Grid Promissory Note with the majority stockholder and proceeds from the issuance of Common Stock, partially reduced by distributions to the Company's stockholders prior to the Offering and the repayment of the note payable to the majority stockholder.

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

     In April 1998, the Company completed the Offering, in which the Company received net proceeds of approximately $47.3 million after deducting underwriting discounts and offering expenses. The Company applied a portion of the net proceeds to repay all of the Company's outstanding indebtedness to Silicon Valley Bank ($7.0 million) and a note payable to the Company's Chairman of the Board, Chief Executive Officer and President ($1.9 million). Prior to the Offering, the Company made payments of $11.7 million in distributions to stockholders. The balance of the net proceeds of the Offering (approximately $34 million) have been and will continue to be utilized for general corporate purposes. Such purposes may also include possible acquisitions of, or investments in, businesses and technologies that are complementary to those of the Company. There can be no assurance that the remaining net proceeds from the Offering will be sufficient to pay for future acquisitions, planned research and development projects or other growth-oriented activities, which could require the Company to incur additional debt or other financing that could impose restrictive covenants and other terms having a material adverse effect on the Company's business, financial condition and results of operations.

     The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

YEAR 2000 READINESS DISCLOSURE

  Many currently installed computer systems and software products are coded to accept only two digit entries in date code fields. Beginning in the year 2000, many of these systems will need to be modified to accept four digit entries or otherwise distinguish twenty-first century dates from twentieth century dates. As a result, over the next year and one quarter, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

  In September 1998, the Company formed its Year 2000 Readiness Committee to oversee the Company's Year 2000 Readiness Assessment Program, which includes establishing the Company's standard for Year 2000 Readiness, designing test parameters for its products, IT and non-IT systems, overseeing the Company's remediation program, including establishing priorities for remediation and allocating available resources, overseeing the communication of the status of the Company's efforts to its customers, and establishing contingency plans in the event the Company experiences Year 2000 disruptions.

  The Company describes its products as "Year 2000 Ready" when they have been successfully tested using the procedure proscribed in its Readiness Assessment Program. This procedure defines the criteria used to design tests that seek to determine the Year 2000 readiness of a product. Under the Company's criteria, a software product is Year 2000 Ready if it: (i) will completely and accurately address, present (in a two-digit format), produce, store and calculate data involving dates beginning with January 1, 2000 and will not produce abnormally ending or incorrect results involving such dates as used in any forward or regression date based functions; and (ii) will provide that all "date"-related functionalities and data fields include the indication of century and millennium, whether shown on-screen or internally noted, and will perform calculations which involve a four-digit year field, provided that the data input into the Company's software from any other source has the same Year 2000 capabilities and is in a format which is compatible with the Company's software.

  Because the latest versions of the Company's products are designed to be Year 2000 compliant, the Company's Year 2000 remediation efforts with respect to its products have focused on determining the compliance of the Company's earlier software products as implemented in the Company's installed customer base, as well as the impact of any non-compliance on the Company and its customers. The Company offers its customers the alternatives of implementing a modification to non-compliant legacy versions of its software or migrating to a later version of the software which is Year 2000 Ready. Because the Company's software is often marketed as an integrated system which includes hardware and operating or interface software from third parties over which it can assert little control, the Year 2000 Readiness Committee is evaluating the Year 2000 Readiness of such systems and their vendors and the risks associated with the failure of such third parties to adequately address the Year 2000 issue.

  The Company's Year 2000 Readiness Committee is also addressing the Company's Year 2000 readiness with respect to both information technology ("IT") and non-IT systems on which the Company's operations rely. As a result of its recent rapid growth, the Company has within the last 18 months or expects to prior to year-end 1999 replace or significantly upgrade substantially all of its core IT systems, including those related to sales, customer service, human resources, finance and other enterprise resource planning functions. The Company believes that the upgraded systems are all Year 2000 Ready and has received assurances from the vendors of such systems to that effect. The Company is reviewing its remaining IT systems for Year 2000 Readiness, and expects to modify, replace or discontinue the use of non-compliant systems before the end of 1999. In addition, the Company is in the process of evaluating its Year 2000 readiness with respect to non-IT systems, including systems embedded in the Company's communications and office facilities. In many cases these facilities have been recently upgraded or are scheduled to be upgraded before year-end 1999 as a result of the Company's recent growth. Finally, because the Company relies upon relationships with third parties such as providers telecommunications and similar infrastructure services which it can assert little control, the Year 2000 Readiness Committee is also assessing the risks associated with the failure of such third parties to adequately address Year 2000 issues.

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

  The majority of the work performed for the Company's Year 2000 Readiness Assessment Program has been completed by the Company's staff. The total costs for completing the Year 2000 Readiness Assessment Program, including modifications to the Company's software products, is estimated to be between $0.5 million and $1.0 million, funded through the Company's internal operating cash flows. This cost does not include the cost for new software, or for modifications to existing software, for the Company's core IT and non-IT systems, as these projects were not accelerated due to the Year 2000 issue.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

          The following exhibits are filed with this Report:

          Exhibit 10.1 Executive Employment Agreement by and among the Company and Robert Bearden, effective as of August 12, 1998.

          Exhibit 27.1  Financial Data Schedule.

      (b) Reports to be filed on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MANHATTAN ASSOCIATES,INC.


Date:  November 12, 1998               /s/ Alan J. Dabbiere
                                       --------------------
                                       Alan J. Dabbiere
                                       Chairman of the Board, Chief Executive
                                       Officer and President
                                       (Principal Executive Officer)


Date:  November 12, 1998               /s/ Michael J. Casey
                                       --------------------
                                       Michael J. Casey
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)