Form 10-K405
period 1998-12-31
MANHATTAN ASSOCIATES INC
filed 1999-03-31
CIK 1056696

===============================================================================

                       Securities And Exchange Commission
                             Washington, DC  20549

                              -------------------

                                   FORM 10-K

                              -------------------

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
         For the transition period from ____________ to ______________

                       Commission File Number:  0-23999


                          Manhattan Associates, Inc.
            (Exact Name of Registrant As Specified in Its Charter)

                  Georgia                              58-2373424
        (State or Other Jurisdiction of             (I.R.S. Employer
        Incorporation or Organization)             Identification No.)


    2300 Windy Ridge Parkway, Suite 700
           Atlanta, Georgia                               30339
   (Address of Principal Executive Offices)            (Zip Code)

      Registrant's telephone number, including area code:  (770) 955-7070

                             --------------------

          Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                 Name of Exchange on Which Registered
    -------------------                 ------------------------------------
         None                                         None

                             --------------------

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.01 par value per share

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    Yes  X     No
                  ---       ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 26, 1999 as reported by the Nasdaq Stock Market, was approximately $10.81. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 26, 1999, the Registrant had outstanding 24,013,137 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 1999 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

===============================================================================

Forward-Looking Statements

     In addition to historical information, this Annual Report may contain "forward-looking statements" relating to Manhattan Associates, Inc. ("Manhattan" or the "Company"). Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance, availability of technical personnel, changes in customer requirements and general economic conditions. Additional factors are set forth in "Safe Harbor Compliance Statement for Forward-Looking Statements" included as
Exhibit 99.1 to this Annual Report on Form 10-K. Manhattan Associates, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

                                     PART I

ITEM 1.   BUSINESS.

     Manhattan provides information technology solutions for distribution centers that are designed to enable the efficient movement of goods through the supply chain. Our solutions are designed to optimize the receipt, storage, assembly and distribution of inventory and the management of equipment and personnel within a distribution center, and to meet the increasingly complex information requirements of manufacturers, distributors and retailers. Our solutions consist of software, including PkMS, a comprehensive and modular software system; services, including design, configuration, implementation, training and support; maintenance, including scheduled software upgrades; and hardware. We currently provide solutions to manufacturers, distributors, retailers and transportation providers primarily in the apparel, consumer products, food service and grocery markets. As of December 31, 1998, our software was licensed for use by more than 375 customers including Abbott Laboratories, Calvin Klein, Dean Foods, Jockey International, Mikasa, Nordstrom, Patagonia, Playtex Apparel, SEIKO Corporation of America, Siemens Energy and Automations, The Sports Authority, Timberland, Warnaco and Venator Group.

Industry Background

     Over the past two decades, the flow of goods through the supply chain from manufacturers to consumers has undergone significant changes. These changes began in the United States textile industry, which, faced with increased global competition, implemented an industry-wide initiative in the 1980s to lower the cost of goods sold through more efficient inventory management. This initiative, which became known as "Quick Response," uses technology to improve the flow of information among manufacturers, distributors, retailers and transportation providers. Quick Response has allowed retailers to more rapidly advise manufacturers and distributors of their inventory replenishment needs and has allowed manufacturers and distributors to more efficiently restock retailers. As a result, textile product retailers have been able not only to reduce their idle inventory and cost of goods sold, but also to offer a broader range of products with fewer product shortages or stock-outs. The increase in direct-to-consumer, catalog and Internet distribution strategies represents an additional competitive threat to these retailers.

     More recently, the consumer products industry experienced a similar supply chain re-engineering, driven primarily by the emergence of national superstore chains and category stores. The business model of these stores, which promotes wider product offerings, lower gross profit margins and a higher rate of inventory turnover than traditional stores, represented a competitive threat to retailers of similar products.

     In order to remain competitive in this changing retail landscape, many retailers have demanded that manufacturers and distributors apply Quick Response principles to their supply chain operations to achieve lower costs and higher levels of service. These retailers impose financial penalties, or charge-backs, on providers who fail to comply with these services. Retailers' demands include more sophisticated distribution services, including:


     . more frequent store-specific inventory replenishments;

     . more customized packing of goods within each delivery to reduce in-store unpacking times;

     . more sophisticated packaging and labeling of goods to meet merchandising strategies;

     . compliance with unique, customer-specific shipping standards; and

     . the exchange of trading information in compliance with electronic data interchange, or EDI, standards.

     Demand for these more sophisticated distribution services requires significant modification of distribution center operations for manufacturers and distributors. For example, a manufacturer that previously may have made one bulk shipment to each of six customer distribution centers each month may now be required to ship more than 10,000 custom-packed and labeled orders per month directly to multiple customers' stores or to the customers' distribution centers for immediate reshipment to stores. This level of customization requires a continuous exchange of information among manufacturers, distributors, retailers and transportation providers.

     As a result of these retailer demands, distribution centers have increased in size, complexity and cost. Distribution centers today can comprise one million square feet or more with thousands of stock keeping units, or "SKUs", and multi-million dollar investments in automated materials handling equipment. The efficient management of a distribution center operation now requires collecting information regarding:


     . customer orders;

     . inbound shipments of products;

     . products available on-site;

     . product storage locations;

     . weights and sizes;

     . outbound shipping data including customer- or store-specific shipping requirements, routing data and carrier requirements; and

     . electronic communication with other participants in the supply chain.

     This information must be analyzed dynamically to determine the most efficient use of the distribution center's labor, materials handling equipment, packaging equipment and shipping and receiving areas. Additionally, manufacturers, distributors and retailers must exchange information with other participants in the supply chain in order to effectively integrate the operation of their distribution centers with the entire supply chain.

     In response to these new distribution center challenges, companies have implemented information technology systems designed to manage this new distribution environment. Gartner Group, an independent industry analysis and research firm, estimates that the distribution center management systems market totaled more than $900 million in revenue in 1997, and that the market is currently growing at 35% annually. Furthermore, Gartner Group projects that the majority of the current installed base of largely internally developed software will be replaced by 2001. An effective distribution center management system must have the ability to integrate with:


     . enterprise resource planning, or ERP, systems;

     . supply chain management, or SCM, systems such as transportation, order management and demand planning; and

     . the existing distribution center equipment, including related radio frequency, or RF, equipment and automated materials handling equipment.

     In addition, customers frequently require their distribution center management systems to incorporate customer-driven modifications to their packaging, information and transportation services, new technologies and newly-defined best practices in their industry. Distribution center management systems also must operate with high reliability and efficiency while supporting very high transaction volumes and multiple users, and therefore are almost exclusively deployed on UNIX or large-scale enterprise servers.

     Traditionally, distribution center management systems have been highly customized, difficult to upgrade and have required costly and lengthy implementations. Furthermore, these systems have not readily supported the increased volumes and complexities associated with recent advances in supply chain re-engineering initiatives. Specifically, they have failed to quickly incorporate changing industry and customer-specific shipping standards. Most providers of these systems have not focused on specific vertical markets but rather have attempted to customize their solutions to differing vertical market demands with each implementation. As a result, many of these providers have been unable to effectively leverage industry-specific expertise for use in future implementations.

The Manhattan Solution

     We provide information technology solutions for distribution centers that are designed to enable the efficient movement of goods through the supply chain. Our solutions are designed to optimize the receipt, storage and distribution of inventory and the management of equipment and personnel within a distribution center, and to meet the increasingly complex information requirements of manufacturers, distributors and retailers. Our solutions consist of software, including PkMS, a comprehensive and modular software system; services, including design, configuration, implementation, training and support; maintenance, including software upgrades; and hardware. We currently provide solutions to manufacturers, distributors and retailers primarily in the apparel, consumer products, food service and grocery markets.

     PkMS allows organizations to manage the receiving, storage, stock locating, stock picking, order verification, assembly, order packing and shipment of products in complex distribution centers. PkMS is designed to optimize the operation of a distribution center by:


     . increasing inventory turnover;

     . improving inventory accuracy;

     . reducing response times;

     . reducing inventory levels;

     . complying with industry shipping standards;

     . communicating with other participants in the supply chain; and

     . increasing the productivity of labor, facilities and materials handling equipment.

     We have developed robust, high volume systems for manufacturers, distributors and retailers of consumer products to support Quick Response and other industry and supply chain initiatives. PkMS employs leading database technology and can be easily integrated with third party software applications, including the ERP and SCM systems of our customers.

     Our solutions feature PkMS, a modular software system that, together with our consulting, implementation and maintenance services, provides:


     . Comprehensive Functionality--PkMS addresses a full range of requirements of modern, complex distribution centers with an existing product rather than custom-designed and developed applications. PkMS provides comprehensive functionality for specific vertical markets incorporating industry-wide initiatives.

     . Ease of Implementation--PkMS' modular design, along with our knowledge of specific vertical markets and expertise in planning and installation, allows our solutions to be implemented more rapidly than highly-customized distribution center management systems. A typical implementation can often be completed within six months. Because of its modular design, PkMS can be implemented in phases to meet specific customer demands.

     . Timely Response to Industry Initiatives--PkMS features a comprehensive maintenance program to provide our customers with timely software upgrades offering increased functionality and technological advances which address emerging supply chain and other industry initiatives.

     . Flexibility and Configurability--PkMS is designed to be easily configured to meet a distribution center's specific requirements and reconfigured to meet changing customer requirements.

     . Scaleability--PkMS is designed to facilitate the management of evolving distribution center systems to accommodate increases in the number of system users, complexity and distribution volume.

Strategy

     Our objective is to be the leading provider of information technology solutions that enable distribution centers to more efficiently manage the movement of goods through the supply chain. We will continue to provide solutions to targeted vertical markets by offering advanced, highly functional, highly scaleable applications that allow customers to leverage their investment in distribution centers and meet frequently-changing customer requirements. Our strategy to achieve this objective includes the following key elements:

     Enhance Core Product Functionality. We intend to continue to focus our product development resources on the development and enhancement of PkMS to extend its functionality within our targeted vertical markets. We also plan to continue to provide frequent upgrades to address evolving industry standards. We identify further enhancements to PkMS through on-going customer consulting engagements and implementations, interactions with our user groups and participation in industry standards and research committees.

     Target New Vertical Markets. To date we have focused our marketing, sales and product development efforts on specific vertical markets, particularly in the apparel manufacturing industry. We are increasingly targeting additional vertical markets, including food service, grocery and other retailers. In addition, we plan to target other vertical markets that adopt Quick Response, Efficient Consumer Response and similar industry initiatives. We will also target industries employing direct-to-consumer, catalog and Internet distribution strategies.

     Expand Sales, Services and Marketing Organizations. We currently sell and support our products primarily through our direct sales and services personnel. We plan to invest significantly in expanding our sales, services and marketing organizations and to pursue strategic marketing partnerships with systems integrators and third party software application providers.

     Develop International Sales. We have historically focused our sales efforts on customers in the United States. We intend to add sales personnel and establish additional offices focused on international opportunities and pursue strategic marketing partnerships with international systems integrators and third party software application providers.

     Expand Integration with Complementary Products. We believe that the ability to offer a software solution that can extend integration with leading third party software applications will continue to provide a significant competitive advantage. We intend to continue to develop PkMS to integrate with complementary ERP, SCM and other business applications.

     Expand Supply Chain Information Offering. We plan to expand our current product offerings to include functions to help synchronize electronic information exchange among supply chain partners. Because of our large customer base and industry experience, we believe we are well-positioned to compile retail routing guides, shipping instructions and additional compliance requirements and incorporate this information on an ongoing basis into our software products.

Products and Services

     Software. Our software products feature a modular design that permits customers to selectively implement specific functionality depending on the needs of each distribution facility or operation.

     The following table describes the functions of the PkMS modules as well as additional software products:

       MODULE                                                                 DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------------
Inventory Management                Manages the receipt, put-away and movement of all inventory throughout the distribution center
   System ("IMS")
------------------------------------------------------------------------------------------------------------------------------------
Receiving                           . Verifies the accuracy of incoming shipments against the advanced shipping notice
                                    . Designates incoming inventory for quality audit and immediate out-going shipment
                                      (cross-docking)
                                    . Manages receiving yard by scheduling time, dock location and priority of shipments
------------------------------------------------------------------------------------------------------------------------------------
Stock Locator                       . Enhances inventory movement efficiency by directing put-away, minimizing travel distances and optimizing storage capacity
                                    . Tracks movement of inventory by allowing real-time inquiries by location, SKU and other criteria
------------------------------------------------------------------------------------------------------------------------------------
Cycle Count                         . Enables more efficient inventory counts by permitting specific zones of a distribution center to be "frozen" without interrupting ongoing operations
                                    . Automatically generates cycle count tasks for specific SKUs, locations or other user-
                                      designated criteria
------------------------------------------------------------------------------------------------------------------------------------
Work Order Management               . Directs the assembly of finished goods within a distribution center to match customer demands
-----------------------------------------------------------------------------------------------------------------------------------
Radio Frequency Functions           . Allows the real-time collection of inventory product information and location with remote,
for the IMS                           hand-held mobile devices for integration with the IMS
                                    . Communicates real-time task assignments to workers in remote locations of the distribution center
------------------------------------------------------------------------------------------------------------------------------------
Task Management System              . Coordinates the sequence of distribution center tasks to optimize labor efficiency for the IMS
------------------------------------------------------------------------------------------------------------------------------------
Outbound Distribution System        Manages the picking, packing and shipping of orders in efficient release waves
 ("ODS")
------------------------------------------------------------------------------------------------------------------------------------
Wave Management                     . Selects, prioritizes and groups outgoing orders in manageable increments based upon user-
                                      defined criteria
                                    . Routes picktickets based upon retailer requirements and pre-determines carton contents to minimize the number of outgoing cartons
                                    . Facilitates stock replenishment for active picking and packing locations
------------------------------------------------------------------------------------------------------------------------------------
Verification                        . Provides automatic verification of orders and identifies order shortages and overages to maximize shipping accuracy at several different points within the order fulfillment process
------------------------------------------------------------------------------------------------------------------------------------
Radio Frequency Functions           . Allows the real-time collection of shipment information and location with remote, hand-held
for the ODS                           mobile devices
                                    . Communicates real-time task assignments to workers in remote locations of the distribution center
------------------------------------------------------------------------------------------------------------------------------------
Freight Management                  . Sorts orders by specific freight carriers, calculates shipping charges and controls load
System                                sequencing based upon truck routes
                                    . Generates all documentation required for shipping such as bills of lading and retailer compliant required manifests
-----------------------------------------------------------------------------------------------------------------------------------
Parcel Shipping System              . Calculates all shipping charges for parcel shipments, generates tracking numbers and provides appropriate documentation for parcel carriers
-----------------------------------------------------------------------------------------------------------------------------------
Additional Software                 Additional software available for an incremental purchase price
-----------------------------------------------------------------------------------------------------------------------------------
Order Allocation System             . Prioritizes and allocates orders based on current aggregate inventory levels for customers whose host system is unable to perform this function
-----------------------------------------------------------------------------------------------------------------------------------
Advance Ship Notice Enabler System  . Enables a customer's suppliers in remote locations to create advanced ship notices for the customer's receiving distribution center
------------------------------------------------------------------------------------------------------------------------------------
SLOT-IT                             . Optimizes inventory physical location within a distribution center based on volume, seasonal demands, location of products and size
-----------------------------------------------------------------------------------------------------------------------------------
Foreign Trade Zone                  . Provides specialized reporting and output features for companies that operate distribution centers under the U.S. Customs Foreign Trade Zone Program
-----------------------------------------------------------------------------------------------------------------------------------
Performance Truck                   . Manages transportation fleet scheduling based on delivery times, dates, volume, weight,
Routing System                        trailer capacities and other transportation data
-----------------------------------------------------------------------------------------------------------------------------------
SmartSite                           . Determines efficient locations for distributions centers based on transportation routing and estimated outbound load and service capacity
----------------------------------------------------------------------------------------------------------------------------------

     Consulting Services. Our consulting services provide our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer's historical data onto our system, and ongoing training, education and upgrades. We believe that our consulting services enable the customer to implement our software rapidly, ensure the customer's success with our solution, strengthen the relationship with the customer, and add to our industry-specific knowledge base for use in future implementations and product development efforts.

     Although our consulting services are optional, substantially all of our customers use these services for the implementation and ongoing support of our software products. Consulting services are billed on an hourly basis. We believe that increased sales of our software products will drive higher demand for our consulting services. Accordingly, we plan to continue to substantially increase the number of consultants to support anticipated growth in product implementations and upgrades. To the extent we are unable to attract, train and retain qualified consulting personnel, our operating results may be adversely affected.

     Our consulting services group consists of business consultants, systems analysts and technical personnel devoted to assisting customers in all phases of systems implementation including planning and design, customer-specific configuring of modules, and on-site implementation or conversion from existing systems. Our consulting personnel undergo training on distribution center operations and our products. We believe that this training, together with the ease of implementation of our products, enables us to productively use newly-hired consulting personnel more rapidly than our competitors. We may increasingly use third party consultants, such as those from major systems integrators, to assist in certain implementations.

     Maintenance. We offer a comprehensive maintenance program which provides our customers with timely software upgrades offering increased functionality and technological advances that incorporate emerging supply chain and other industry initiatives. As of December 31, 1998, a majority of our customers had subscribed to our comprehensive maintenance support program. We have the ability to remotely access the customer's system in order to perform diagnostics, on-line assistance and software upgrades. All of our annual maintenance agreements entitle customers to software product upgrades. We offer a standard annual maintenance option providing for customer telephone support during normal business hours for 15% of the current software license fee and 24 hour maintenance for 20% percent of the current software license fee.

     Hardware. Our products operate on multiple hardware platforms utilizing various hardware systems and interoperate with many third party software applications and legacy systems. This open system capability enables customers to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies.

     In conjunction with the licensing of our software, we resell a variety of hardware products developed and manufactured by third parties in order to provide our customers with an integrated distribution center management solution. These products include computer hardware, radio frequency terminal networks, bar code printers and scanners, and other peripherals. We resell all third party hardware products pursuant to agreements with manufacturers or through distributor authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain any significant hardware inventory.

Sales and Marketing

     To date, we have generated substantially all of our revenue through our direct sales force. We plan to continue to invest significantly in expanding our sales, support, services and marketing organizations within the United States and Europe, and to pursue strategic marketing partnerships. We conduct comprehensive marketing programs that include advertising, public relations, trade shows, joint programs with vendors and consultants and ongoing customer communication programs. The sales cycle typically begins with the generation of a sales lead or the receipt of a request for proposal from a prospective customer. The sales lead or request for proposal is followed by the qualification of the lead or prospect, an assessment of the customer's requirements, a formal response to the request for proposal, presentations and product demonstrations, site visits to an existing customer using our distribution center management system and contract negotiation. The sales cycle can vary substantially from customer to customer but typically requires three to six months.

Customers

     To date, our customers have been primarily manufacturers, distributors and retailers in the apparel, consumer products, food service and grocery market segments. We plan to expand our presence in the retail, direct consumer, health and beauty products, and industrial products markets and among outsourcers of distribution center management services and third party logistics providers. As of December 31, 1998, we had licensed our software for use by more than 375 customers including Abbott Laboratories, Calvin Klein, Dean Foods, Jockey International, Mikasa, Nordstrom, Patagonia, Playtex Apparel, SEIKO Corporation of America, Siemens Energy and Automations, The Sports Authority, Timberland, Warnaco and Venator Group. The following table sets forth a representative list of our customers as of December 31, 1998, that have purchased at least $100,000 in products and services from us.


Apparel Manufacturers            Food Service and Distribution        Industrial Products
Aris Isotoner                    Abbott Foods                         AGFA/Bayer
ASICS Tiger                      Alliant Atlantic Foodservice         American Tack & Hardware
Authentic Fitness                Arrow Industries                     Delta International Machinery
Bugle Boy                        Associated Grocers                   Familian Pipe & Supply
Calvin Klein                     Austin Quality Foods                 Festo
Columbia Sportswear              Burns Philp Food/Tones Brothers      Liberty Hardware
Danskin                          Canned Foods                         Loctite
Duck Head Apparel                Dean Foods                           PPG Architectural Finishes
Esprit                           Federal Wholesale                    Rain Bird Sales
Farah (U.S.A.)                   Maines Paper and Food Service        Siemens Energy and Automations
Garan Manufacturing              Reser's Fine Foods                   Motors and Armatures, Inc.
Great American Knitting Mills    Tanimura & Antle
Hartmarx                         Zacky Farms                          Retailers
Hugo Boss
Jockey International             Consumer Products                    Casual Corner Group
Jones Apparel                                                         Edison Brothers
London Fog                       Alliance Entertainment               Mars Music
Oxford Industries                Brother International                Nordstrom
Playtex Apparel                  Bulova                               The Children's Place
Stride Rite                      Conair Group                         The Sports Authority
Timberland                       Hunter Fan                           Venator Group
The North Face                   Mikasa
Tropical Sportswear              Remington Products                   Direct to Consumer
Warnaco                          SEIKO Corp. of America
                                 Tandy Brands Accessories             Coldwater Creek
Health and Beauty Products       Villeroy & Boch Tableware            Cornerstone Brands
                                                                      DM Management
Abbott Laboratories, Inc.        Third Party Logistics                Genesis Direct
Andrew Jergens                                                        Lenox Collections
Beiersdorf USA                   Burnham Service Corporation          Nordstrom--The Catalog
Bonne Bell                       Skyway Freight Systems               Patagonia
Dana Perfume                                                          Speigel
Ocular Sciences

     Our top five customers in aggregate accounted for 14%, 22% and 26% of total revenue for each of the years ended December 31, 1998, 1997 and 1996, respectively. No single customer accounted for 10% or more of our total revenue during any of the three years ended December 31, 1998.

Product Development

     Our development efforts are focused on adding new functionality to existing products and enhancing the operability of our products across distributed and changing hardware platforms, operating systems and database systems. We believe that our future success depends in part upon our ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce new or enhanced products that incorporate new technological developments and emerging industry standards. To that end, our development efforts frequently focus on base system enhancements incorporating new user requirements and potential features identified through customer interaction and systems implementations. As a result, we are able to continue to offer our customers a highly configurable product with increasing functionality rather than a custom-developed software program.

     We are currently devoting a significant portion of our research and development efforts to the enhancement of the distributed N-Tier architecture version of PkMS, which currently operates using Windows 95/98/NT and standard radio frequency device clients and the UNIX server operating environments. This distributed N-Tier version is designed to allow different software applications and systems and hardware platforms to operate together more efficiently. We are also currently developing new functionality for PkMS, such as features designed to enhance worker productivity, improve yard management and schedule inbound shipment receiving appointments. We also plan to focus development efforts on integrating the SLOT-IT application into future releases of PkMS. We plan to continue to conduct our development efforts internally in order to retain development knowledge and promote the continuity of programming standards.

     Our research and development expenditures for the years ended December 31, 1998, 1997 and 1996 were $7.4 million, $3.0 million and $1.2 million, respectively. We intend to continue to increase our investment in product development in the future.

Competition

     Our products are targeted at the distribution center management systems market, which is intensely competitive and characterized by rapid technological change. The principal competitive factors affecting the market for our products include:


     . vendor and product reputation;

     . compliance with industry standards;

     . product architecture, functionality and features;

     . ease and speed of implementation;

     . return on investment;

     . product quality, price and performance; and

     . level of support.

     We believe that we compete favorably with respect to each of these factors. Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise as a whole. Our existing competitors include:


     . distribution center management software vendors including Catalyst
       International, Inc., EXE Technologies, Inc., Optum, Inc. and McHugh Software International, Inc.;

     . ERP or SCM application vendors that offer warehouse management functionality or modules of their suite, such as JD Edwards or SAP;

     . the corporate information technology departments of potential customers capable of internally developing solutions; and

     . smaller independent companies that have developed or are attempting to develop distribution center management software that competes with our software solution.

     We may face competition in the future from ERP and SCM applications vendors and business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, distribution center management software. To the extent such ERP and SCM vendors develop or acquire systems with functionality comparable or superior to our products, their significant installed customer bases, long-standing customer relationships and ability to offer a broad solution could provide a significant competitive advantage over us. In addition, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

     Many of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we do. In order to be successful in the future, we must continue to respond promptly and effectively to technological change and competitors' innovations. There can be no assurance that our current or potential competitors will not develop products comparable or superior in terms of price and performance features to those developed by us. In addition, no assurance can be given that we will not be required to make substantial additional investments in connection with our research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future. Increased competition will result in reductions in market share, pressure for price reductions and related reductions in gross margins, any of which could materially and adversely affect our ability to achieve our financial and business goals. There can be no assurance that in the future we will be able to successfully compete against current and future competitors.

International Operations

     During 1998, the Company commenced operations in the United Kingdom. Total revenues for the United Kingdom were approximately $130,000 for the year ended December 31, 1998, which represents less than 1% of the Company's total revenues.

Proprietary Rights

     We rely on a combination of copyright, trade secret, trademark, service mark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We have a registered trademark in "PkMS" and trademarks in "SLOT-IT" and the Manhattan logo. We have no registered copyrights. We generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to, and distribution of, our proprietary information. We license PkMS to our customers in source code format and restrict the customer's use for internal purposes without the right to sublicense the PkMS or SLOT-IT product. However, we believe that this provides us only limited protection. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot assure that we will successfully deter misappropriation or independent third party development of our technology or to prevent an unauthorized third party from copying or obtaining and using our products or technology. In addition, policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exist, software piracy could become a problem.

     As the number of supply chain management applications in the industry increases and the functionality of these products further overlaps, companies that develop software may increasingly become subject to claims of infringement or misappropriation of intellectual property rights. Third parties may assert infringement or misappropriation claims against us in the future for current or future products. Any claims or litigation, with or without merit, could be time-consuming, result in costly litigation, divert management's attention and cause product shipment delays or require us to enter into royalty or licensing arrangements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such claims or litigation could also have a material adverse effect on our business, financial condition and results of operations.

     We may be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the final outcome of such litigation. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot assure that we will be successful in doing so, or that the steps taken by us in this regard will be adequate to deter misappropriation or independent third party development of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products or technology. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Employees

     As of December 31, 1998, we had 517 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. As of December 31, 1998, certain of our employees were employed pursuant to the H-1(B), non-immigrant work-permitted visa classification.

Executive Officers

     The executive officers of Manhattan and certain information about them are as follows:


           Name                 Age                             Position
           ----                -----                           ---------
Alan J. Dabbiere...........     37  Chairman of the Board of Directors, Chief Executive Officer and President
Deepak Raghavan............     32  Senior Vice President, Chief Technology Officer and Director
Robert Bearden.............     32  Senior Vice President--Global Sales
David K. Dabbiere..........     39  Senior Vice President, Chief Legal Officer and Secretary
Michael J. Casey...........     35  Senior Vice President, Chief Financial Officer and Treasurer
Neil Thall.................     52  Senior Vice President--Supply Chain Strategy

     Alan J. Dabbiere, a founder of Manhattan, has served as Chief Executive Officer and President of Manhattan since its inception in 1990 and Chairman of the Board since February 1998. From 1986 until 1990, Mr. Dabbiere was employed by Kurt Salmon Associates, a management consulting firm specializing in consumer products manufacturing and retailing, where he specialized in consulting for the retail and consumer products manufacturing industries. At Kurt Salmon Associates, Mr. Dabbiere participated in Quick Response pilot projects focused on the value of an integrated supply chain initiative. Mr. Dabbiere serves on the American Apparel Manufacturer Association's Management Systems Committee.

     Deepak Raghavan, a founder of Manhattan, has served as Senior Vice President of Manhattan since August 1998, Chief Technology Officer since its inception in 1990 and as a Director since February 1998. From 1987 until 1990, Mr. Raghavan was a Senior Software Engineer for Infosys Technologies Limited, a software development company, where he specialized in the design and implementation of information systems for the apparel manufacturing industry.

     Robert Bearden has served as Senior Vice President--Global Sales of Manhattan since August 1998. From 1993 to July 1998, Mr. Bearden was employed by Oracle Corporation in several capacities in sales management, most recently as Group Vice President, Central/Western United States, where he was responsible for the sale of all products, including financial and manufacturing applications, database, decision support, development tools and professional services.

     David K. Dabbiere has served as Senior Vice President, Chief Legal Officer and Secretary of Manhattan since August 1998. From March 1998 to August 1998, Mr. Dabbiere served as Vice President, General Counsel and Secretary of Manhattan. From 1984 to 1998, Mr. Dabbiere was employed by The Procter & Gamble Company, most recently as Associate General Counsel. Mr. Dabbiere was responsible for, among other duties, the intellectual property matters for Procter & Gamble's Beauty Care & Cosmetic and Fragrances sectors.

     Michael J. Casey has served as Senior Vice President of Manhattan since August 1998 and as Chief Financial Officer and Treasurer since November 1997. Prior to joining Manhattan, Mr. Casey served as Chief Financial Officer of Intellivoice Communications, Inc., a developer of voice recognition software applications from April 1997 until November 1997. From February 1996 to February 1997, Mr. Casey was Chief Financial Officer, Treasurer and Secretary of Colorocs Information Technologies, Inc., a publicly traded information technology company. From 1992 to 1996, Mr. Casey served as Vice President-- Finance for IQ Software Corporation, a publicly traded software developer.
Prior to 1992, Mr. Casey was employed by Arthur Andersen LLP, where he served the technology and communications industries. Mr. Casey is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of Georgia.

     Neil Thall has served as Senior Vice President--Supply Chain Strategy of Manhattan since August 1998. From January 1998 to August 1998, Mr. Thall served as Vice President--Supply Chain Strategy of Manhattan. From 1992 to 1997, Mr. Thall served as President of Neil Thall Associates, a software development and management consulting subsidiary of HNC Software, Inc. that specialized in inventory management, Quick Response and vendor managed inventory initiatives. Prior to 1992, Mr. Thall was employed by Kurt Salmon Associates as National Service Director--Retail Consulting, where he specialized in the development and implementation of information systems for major department stores and specialty and mass merchant chains.

Other Key Employees

     Deepak M.J. Rao, a founder of Manhattan, has served as a Vice President of Manhattan since its inception in 1990. From 1987 until 1990, Mr. Rao was an Assistant Project Manager for Infosys Technologies Limited, a software development company, where he specialized in the design and implementation of information systems for the banking industry.

     Ponnambalam Muthiah, a founder of Manhattan, has served as a Vice President of Manhattan since its inception in 1990. From 1987 until 1990, Mr. Muthiah was a Senior Software Engineer for Infosys Technologies Limited, a software development company, where he specialized in the design and implementation of information systems for the apparel manufacturing industry.

     Zachary Todaro has served as Vice President of Consulting Services since August 1998. From August 1997 to August 1998, he served as Director of Consulting Services of Manhattan. Prior to serving as Director of Consulting Services, Mr. Todaro served in several capacities with Manhattan including sales, product development and consulting, since April 1993.

     Jeffry W. Baum joined Manhattan in February 1998 as Vice President-- International Business Development. From January 1997 until February 1998, Mr. Baum served as Vice President--Sales and Marketing of Haushahn Systems & Engineers, a warehouse management systems and material handling automation provider. From March 1992 until December 1996, Mr. Baum served as Senior Account Manager at Haushahn. Prior to that, Mr. Baum served in a variety of business development, account management and marketing positions with Logisticon, Inc. and Hewlett-Packard.

     Daniel Basmajian, Sr. has served as President of Performance Analysis Corporation since 1987. Performance Analysis Corporation became a wholly-owned subsidiary of Manhattan in February 1998, when we acquired all of its issued and outstanding shares.

ITEM 2.  PROPERTIES.

     Our principal administrative, sales, marketing, support and research and development facility is located in approximately 112,000 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through December 31, 2002. In addition, we expect in the future to expand into additional facilities.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceeding. From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MANH". The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported by The Nasdaq Stock Market for each of the quarters since our initial public offering:


         Fiscal Period                                 High Price    Low Price
     ------------------------------------------------  ----------    ---------
     1998
     Second Quarter (from April 23, 1998)............     $26.50       $17.50
     Third Quarter...................................      28.13        10.00
     Fourth Quarter..................................      27.63         8.00

     The closing sale price of our Common Stock as reported by the Nasdaq National Market on March 26, 1999 was $10.75. The number of shareholders of our Common Stock as of March 26, 1999 was approximately 24,013,137.

     Prior to our initial public offering in April 1998, the predecessors of Manhattan historically made distributions to shareholders related to their limited liability company status and the resulting tax payment obligations imposed on its shareholders. We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all of our earnings and other cash resources, if any, will be retained by us for investment in our business. We are prevented by our line of credit agreement from paying cash dividends without the consent of our commercial lender.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.
The statement of income data for the years ended December 31, 1996, 1997 and 1998, and the balance sheet data as of December 31, 1997, and 1998, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the year ended December 31, 1995, and the balance sheet data as of December 31, 1995, and 1996, are derived from the audited financial statements not included herein.
The statement of income data for the year ended December 31, 1994, and the balance sheet data as of December 31, 1994 are derived from the Company's unaudited financial statements not included herein. In the opinion of management, the unaudited financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in the Form 10-K, and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position and results of operations for this unaudited year. Historical and pro forma results are not necessarily indicative of results to be expected in the future.


                                                                              Year Ended December 31,
                                                                   ---------------------------------------------
                                                                    1994     1995     1996     1997      1998
                                                                   -------  -------  -------  -------  ---------
                                                                      (In thousands, except per share data)
Statement of Income Data:
 Revenue:
  Software license...............................................  $ 1,781  $ 2,463  $ 3,354  $ 7,160   $13,816
  Services.......................................................    1,587    3,503    6,236   14,411    32,358
  Hardware.......................................................    3,144    5,255    4,810   10,886    15,891
                                                                   -------  -------  -------  -------   -------
   Total revenue.................................................    6,512   11,221   14,400   32,457    62,065
 Cost of revenue:
  Software license...............................................        2        6      177      461       920
  Services.......................................................    1,293    1,740    2,026    6,147    15,286
  Hardware.......................................................    2,457    3,991    3,734    8,001    11,791
                                                                   -------  -------  -------  -------   -------
   Total cost of revenue.........................................    3,752    5,737    5,937   14,609    27,997
                                                                   -------  -------  -------  -------   -------
 Gross margin....................................................    2,760    5,484    8,463   17,848    34,068
 Operating expenses:
  Research and development.......................................      328    1,138    1,236    3,025     7,429
  Acquired research and development..............................       --       --       --       --     1,602
  Sales and marketing............................................      526    1,147    1,900    3,570     9,045
  General and administrative.....................................      414    1,058    1,454    2,975     6,731
                                                                   -------  -------  -------  -------   -------
   Total operating expenses......................................    1,268    3,343    4,590    9,570    24,807
                                                                   -------  -------  -------  -------   -------
 Income from operations..........................................    1,492    2,141    3,873    8,278     9,261
 Other income, net...............................................        5       40      103       56     1,070
                                                                   -------  -------  -------  -------   -------
 Income before income taxes......................................    1,497    2,181    3,976    8,334    10,331
 Income tax expense (benefit):
   Tax provision as a "C" corporation............................       --       --       --       --     3,329
   Deferred tax adjustment.......................................       --       --       --       --      (316)
                                                                   -------  -------  -------  -------   -------
 Historical net income...........................................  $ 1,497  $ 2,181  $ 3,976  $ 8,334   $ 7,318
                                                                   =======  =======  =======  =======   =======
 Historical diluted net income per share.........................  $  0.08  $  0.11  $  0.20  $  0.40   $  0.29
                                                                   =======  =======  =======  =======   =======
 Shares used in computing historical diluted net
  income per share...............................................   20,000   20,010   20,308   20,761    25,651
                                                                   =======  =======  =======  =======   =======
 Income before pro forma income taxes............................  $ 1,497  $ 2,181  $ 3,976  $ 8,334   $10,331
 Pro forma income taxes (1)......................................      564      800    1,486    3,023     4,244
                                                                   -------  -------  -------  -------   -------
 Pro forma net income (1)........................................  $   933  $ 1,381  $ 2,490  $ 5,311   $ 6,087
                                                                   =======  =======  =======  =======   =======
 Pro forma diluted net income per share (2)......................                                       $  0.24
                                                                                                        =======
 Shares used in computing pro forma diluted net
  income per share (2)...........................................                                        25,686
                                                                                                        =======

                                                                                   December 31,
                                                                   --------------------------------------------
                                                                     1994     1995     1996     1997      1998
                                                                   -------  -------  -------  -------   -------
                                                                                  (In thousands)
Balance Sheet Data:
Working capital..................................................  $ 1,974  $ 3,199  $ 4,116  $ 6,268   $44,561
Total assets.....................................................    2,949    5,332    7,276   15,006    67,775
Total shareholders' equity.......................................    1,997    3,755    4,882    8,454    55,635

(1) In connection with the conversion from limited liability company status on April 23, 1998, we became subject to federal and state corporate income taxes. Pro forma net income is presented as if we had been subject to corporate income taxes for all periods presented.
(2)  See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate,"
"expect," and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements.

Overview

     Manhattan provides information technology solutions for distribution centers that are designed to enable the efficient movement of goods through the supply chain. Our solutions are designed to optimize the receipt, storage and distribution of inventory and the management of equipment and personnel within a distribution center, and to meet the increasingly complex information requirements of manufacturers, distributors, retailers and transportation providers. Our solutions consist of software, including PkMS, a comprehensive and modular software system; services, including design, configuration, implementation, training and support; maintenance, including software upgrades; and hardware. We currently provide solutions to manufacturers, distributors, retailers and transportation providers primarily in the apparel, consumer products, food service and grocery markets.

     Manhattan's revenue consists of revenue from the licensing of PkMS, and beginning in February 1998, SLOT-IT; fees for consulting, implementation, training and maintenance services; and revenue from the resale of complementary radio frequency and computer equipment. In recent years, we have experienced an increase in services revenue and a decrease in hardware revenue as a percentage of total revenue. Services revenue generally provides us with greater profit margins than hardware revenue.

     Effective January 1, 1998, we adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supersedes Statement of Position No. 91-1, "Software Revenue Recognition." Under SOP 97-2, we recognize software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant.

     Manhattan's services revenue consists of revenue generated from services and maintenance related to our software solutions. Services revenue is derived from fees based on consulting, implementation and training services. Consulting, implementation and training services performed by Manhattan are generally billed on an hourly basis and revenue is recognized as the services are performed. Maintenance revenue represents amounts paid, generally in advance, by users for the support and enhancements to the software. Maintenance revenue is recognized ratably over the term of the maintenance agreement, typically 12 months.

     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to our software solutions. As part of a complete distribution center management solution, our customers frequently purchase hardware from us in conjunction with the licensing of PkMS and other software. These products include computer hardware, radio frequency terminal networks, bar code printers and scanners and other peripherals. We recognize hardware revenue upon shipment. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain any significant hardware inventory.

     During the fourth quarter of 1998, we invested substantially in new product development. In particular, we invested in a Third Party Logistics billing product and an Engineered Labor Standards product and made significant progress in the development of three new products: an integrated version of Slot-It for windows, the Optimization suite of products and the Internet Transportation Guides. In conjunction with the development of these products we capitalized approximately $600,000 of research and development expenses in the fourth quarter. Those capitalized costs will be amortized over three years commencing upon the availability of the anticipated products. We anticipate capitalizing additional costs relating to these products as well as new products in the future.

     Prior to April 23, 1998, we elected to report as a limited liability company that is treated as a partnership for income tax purposes, and, as a result, we were not subject to federal and state income taxes. Pro forma net income amounts discussed below include additional provisions for income taxes on a pro forma basis as if we were liable for federal and state income taxes as a taxable corporate entity throughout the periods presented. The pro forma tax provision is calculated by applying our statutory tax rate to pretax income, adjusted for permanent tax differences. Our status as a limited liability company terminated immediately prior to the effectiveness of our initial public offering in April 1998, and we have been taxed as a business corporation since that time.

     On February 16, 1998, we purchased all of the outstanding stock of Performance Analysis Corporation, or PAC, for approximately $2.2 million in cash and 106,666 shares of our common stock valued at $10.00 per share. PAC is a developer of distribution center slotting software. The acquisition was accounted for as a purchase. The purchase price of approximately $3.3 million was allocated to the assets acquired and liabilities assumed, including acquired research and development of approximately $1.6 million, purchased software of $500,000, and other intangible assets of $765,000. Purchased software is being amortized over an estimated two-year useful life and other intangible assets are being amortized over a seven-year period. In connection with the PAC acquisition, we recorded a charge to income of $1.6 million in the first quarter of 1998 for acquired research and development. We have focused development efforts on integrating the SLOT-IT application into future products.

     We determined the value of the acquired research and development of approximately $1.6 million based on the estimated costs to reproduce the efforts that PAC incurred to begin the development of the Windows NT version of SLOT-IT. We estimated the time to reproduce the product to be 20 man years. This estimate was based on the actual time incurred by PAC to develop the software and our years of experience developing and commercializing technologies on these platforms in this industry. Our management and the President and founder of PAC, Daniel Basmajian, Sr., estimated that PAC has put in 40 man years (based on an average of 4 developers over a period of 10 years) to develop both the DOS based version of SLOT-IT (which was being marketed at the time of the acquisition) and the Windows NT version of SLOT-IT (which was being developed at the time of the acquisition.). If we were to have recreated the Windows NT version of SLOT-IT with the benefit of an existing DOS based version, we believe we would have spent 20 man years to conceive, design and develop the Windows NT version that existed at the acquisition date. We estimated that this development would have taken 10 employees approximately 2 years to develop, or 20 man years. We estimated the cost per employee based on an estimated fully-loaded cost per development employee per year and applied that cost to the 20 man years. The fully-loaded cost of $77,000 per year per development employee was based on the actual average salary per development employee of $70,000 plus payroll taxes of 7% ($5,000) and employee benefits of 3% ($2,000). This fully-loaded cost per development employee was increased by 8% for the second year of development.

     We used the cost-based approach to value acquired research and development in the acquisition of PAC. While the cost-based approach is not a widely used methodology, we believe this approach is acceptable based on our experience with similar transactions in the past and our experience in developing cost estimates for designing and developing technology in the industry. Many acquisitions in the software industry, however, are accounted for utilizing an income-based approach to the valuation of acquired research and development. Although we believe that an income-based approach often provides a more precise valuation, because a market had not been established for the Windows NT product, and future cash flow projections were thus not available, we elected to use the cost-based approach.

     We accounted for this $1.6 million amount as acquired research and development as we intend to continue completing the development and integration of the SLOT-IT Windows NT version into PkMS. We originally estimated the cost to complete the development of the Windows NT version of SLOT-IT and to fully integrate the product into PkMS to range from approximately $500,000 to $1,000,000. We originally expected to complete development and to begin to benefit from the acquired project in the last half of 1999. We currently expect to complete the Windows NT version of SLOT-IT in the first quarter of 1999. We are still in the process of integrating the SLOT-IT software into PkMS. We cannot assure a successful completion of this integration or that the resulting products, if completed, will achieve market acceptance. If such projects are unsuccessful, our business, financial condition and results of operations would likely be materially adversely affected.

     In October 1998, we purchased certain assets of Kurt Salmon Associates, Inc., or KSA. The total purchase price for these assets was approximately $2.2 million consisting of $1.75 million in cash and assumed liabilities of approximately $450,000. The purchase price was allocated to the intangible assets acquired, including a customer list, assembled workforce, purchased software, trade names and goodwill. The assets are being amortized over periods ranging from one to ten years.

Recent Accounting Pronouncement

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for the Company's fiscal year ending December 31, 2000. The Company's management does not believe that the adoption of SFAS 133 will have a material impact on the Company's financial position or results of operations.

Results of Operations

     The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain items reflected in the Company's consolidated statements of income:


                                                                           Year Ended December 31,
                                                           ----------------------------------------------------
                                                                 1996              1997              1998
                                                           ----------------  ----------------  ----------------
Statement of Income Data:
Revenue:
 Software license......................................             23.3%             22.1%             22.3%
 Services..............................................             43.3              44.4              52.1
 Hardware..............................................             33.4              33.5              25.6
                                                                   -----             -----             -----
  Total revenue........................................            100.0             100.0             100.0
                                                                   -----             -----             -----
Cost of revenue:
 Software license......................................              1.2               1.4               1.5
 Services..............................................             14.1              18.9              24.6
 Hardware..............................................             25.9              24.7              19.0
                                                                   -----             -----             -----
  Total cost of revenue................................             41.2              45.0              45.1
                                                                   -----             -----             -----
Gross margin...........................................             58.8              55.0              54.9
Operating expenses:
 Research and development..............................              8.6               9.3              12.0
 Acquired research and development.....................               --                --               2.6
 Sales and marketing...................................             13.2              11.0              14.6
 General and administrative............................             10.1               9.2              10.8
                                                                   -----             -----             -----
  Total operating expenses.............................             31.9              29.5              40.0
                                                                   -----             -----             -----
Income from operations.................................             26.9              25.5              14.9
Other income, net......................................              0.7               0.2               1.7
                                                                   -----             -----             -----
Income before income taxes.............................             27.6              25.7              16.6
Income tax expense (benefit):
 Tax provision as a "C" corporation....................               --                --               5.3
 Deferred tax adjustment...............................               --                --              (0.5)
                                                                   -----             -----             -----
Historical net income..................................             27.6%             25.7%             11.8%
                                                                   =====             =====             =====
Income before pro forma income taxes...................             27.6              25.7              16.6
 Pro forma income taxes................................             10.3               9.3               6.8
                                                                   -----             -----             -----
Pro forma net income...................................             17.3%             16.4%              9.8%
                                                                   =====             =====             =====

Years Ended December 31, 1996, 1997 and 1998

 Revenue

     Our revenue consists of software license revenue, revenue derived from consulting, maintenance and other services and revenue from the sale of hardware. Total revenue increased 125.4% from $14.4 million in 1996 to $32.5 million in 1997. Total revenue increased 91.2% from $32.5 million in 1997 to $62.1 million in 1998. The increase in total revenue was primarily due to an increase in revenue from services and an increase in revenue from software licenses.


     Software License. Software license revenue increased 113.5% from $3.4 million in 1996 to $7.2 million in 1997. Software license revenue increased 93.0% from $7.2 million in 1997 to $13.8 million in 1998. The increase in revenue from software licenses was primarily due to an increase in the number of licenses of the Company's PkMS product and, to a lesser extent, new license revenue as a result of the acquisition of PAC. Additionally, there was an increase in the average price of software licenses. The increase in the average price of software licenses is primarily due to increased product functionality and market acceptance of PkMS.

     Services. Services revenue increased 131.1% from $6.2 million in 1996 to $14.4 million in 1997 Services revenue increased 124.5% from $14.4 million in 1997 to $32.4 million in 1998. The increase in revenue from services was principally due to the increased demand for these services resulting from the increased demand for the Company's PkMS product.

     Hardware. Hardware revenue increased 126.3% from $4.8 million in 1996 to $10.9 million in 1997. Hardware revenue increased 46.0% from $10.9 million in 1997 to $15.9 million in 1998. The increase in revenue from hardware was principally due to the increased demand for the Company's PkMS product.

 Cost of Revenue

     Cost of Software License. Cost of software license revenue consists of the costs of software reproduction and delivery, media, packaging, documentation and other related costs and the amortization of capitalized software. Cost of software license revenue increased from $177,000 or 5.3% of software license revenue, in 1996 to $461,000, or 6.4% of software license revenue, in 1997. Cost of software license revenue increased from $461,000, or 6.4% of software license revenue, in 1997 to $920,000, or 6.7% of software license revenue, in 1998. As a percentage of software license revenue, cost of software license revenue remained relatively constant from 1996 to 1998.

     Cost of Services. Cost of services revenue consists primarily of consultant salaries and other personnel-related expenses incurred in system implementation projects and software support services. Cost of services revenue increased from $2.0 million, or 32.5% of services revenue, in 1996 to $6.1 million, or 42.7% of services revenue, in 1997. Cost of services revenue increased from $6.1 million, or 42.7% of services revenue, in 1997 to $15.3 million, or 47.2% of services revenue, in 1998. The increase in cost of services revenue was primarily due to increased personnel as a result of increased demand for services. The increase in cost of services revenue as a percentage of services revenue in both 1997 and 1998 is principally due to increased training and other costs related to the increase in services personnel.

     Cost of Hardware. Cost of hardware revenue increased from $3.7 million, or 77.6% of hardware revenue, in 1996 to $8.0 million, or 73.5% of hardware revenue, in 1997. Cost of hardware revenue increased from $8.0 million, or 73.5% of hardware revenue, in 1997 to $11.8 million, or 74.2% of hardware revenue, in 1998. The cost of hardware as a percentage of hardware revenue decreased in 1997 compared to 1996 principally due to an increase in the volume of sales of hardware products with higher gross margins. The increase in the cost of hardware revenue as a percentage of hardware revenue in 1998 as compared to 1997 was attributable to an increase in the volume of sales of hardware products with lower gross margins.

 Operating Expenses

     Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in the Company's product development efforts. The Company's research and development expenses increased by 144.7% from $1.2 million in 1996, or 8.6% of total revenue to $3.0 million in 1997, or 9.3% of total revenue. The Company's research and development expenses increased by 145.6% from $3.0 million in 1997, or 9.3% of total revenue to $7.4 million in 1998, or 12.0% of total revenue. The increases in research and development expenses were principally due to the addition of development personnel to enhance existing products and for new product development efforts. Significant product development efforts include the continued development of enhancements to PkMS and the development of a client/server version of PkMS. The Company believes that a continued commitment to product development will be required for the Company to remain competitive and expects the dollar amount of research and development expenses to increase in the near future.

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

     Sales and Marketing. Sales and marketing expenses include salaries, commissions and other personnel-related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased by 87.9% from $1.9 million in 1996, or 13.2% of total revenue to $3.6 million in 1997, or 11.0% of total revenue. Sales and marketing expenses increased by 153.4% from $3.6 million in 1997, or 11.0% of total revenue to $9.0 million in 1998, or 14.6% of total revenue. The increase in sales and marketing expenses was the result of additional sales and marketing personnel, an increase in sales commissions and expanded marketing program activities.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial and human resources and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 104.6% from $1.5 million in 1996, or 10.1% of total revenue to $3.0 million in 1997, or 9.2% of total revenue. General and administrative expenses increased by 126.3% from $3.0 million in 1997, or 9.2% of total revenue to $6.7 million in 1998, or 10.8% of total revenue. The increase in general and administrative expenses was principally due to increased staffing and other administrative expenses necessary to support the Company's growth.

  Income Taxes

     Provision for Income Taxes. Prior to the initial public offering in April 1998, the Company's predecessor, Manhattan Associates Software, LLC, was treated as a partnership and was not subject to federal income taxes. The income or loss of Manhattan Associates Software, LLC was included in the owners' individual federal and state tax returns, and as such, no provision for income taxes was recorded in the accompanying statements of income prior to April 23, 1998. The provision for income taxes in 1998 was $3.0 million, net of a one-time benefit of $316,000, and the Company's effective income tax rate was 36.0%.

     In connection with the conversion of Manhattan Associates Software, LLC to Manhattan Associates, Inc., the Company recognized a one-time benefit of $316,000 by recording the asset related to the future reduction of income tax payments due to temporary differences between the recognition of income for financial statements and income tax regulations.

     Pro Forma Provision for Income Taxes. The pro forma provision for income taxes was $1.5 million in 1996 as compared to $3.0 million in 1997, as a result of the Company's substantially increased income in 1997. The pro forma provision for income taxes was $3.0 million in 1997, as compared to $4.2 million in 1998, as a result of the Company's substantially increased income in 1998. The Company's effective pro forma income tax rates were 37.4%, 36.3% and 41.1% in 1996, 1997 and 1998. The increase in the effective pro forma income tax rate during 1998 was the result of the in-process research and development charge being non-deductible. Excluding the effect of the in-process research and development charge, the Company's effective pro forma tax rate was 35.6% in 1998.

Earnings per Share

     Pro Forma Net Income per Share. Pro forma net income was $2.5 million, or $0.12 per diluted share, and $5.3 million, or $0.25 per diluted share, for the years ended December 31, 1996 and 1997, respectively. Excluding the effect of a one-time acquired research and development charge of $1.6 million, pro forma net income was $7.7 million, or $0.30 per diluted share, for the year ended December 31, 1998. Including the effect of the one-time acquired research and development charge, the Company's pro forma net income was $6.1 million, or $0.24 per diluted share, for the year ended December 31, 1998.

Quarterly Results of Operations

     The following table presents certain unaudited quarterly statements of income data for each of the Company's last eight quarters in the period ended December 31, 1998, as well as the percentage of the Company's total revenue represented by each item. The information has been derived from the Company's audited Financial Statements. The unaudited quarterly Financial Statements have been prepared on substantially the same basis as the audited Financial Statements contained herein. In the opinion of management, the unaudited quarterly Financial Statements include all adjustments, consisting only of normal recurring adjustments that the Company considers to be necessary to present fairly this information when read in conjunction with the Company's Financial Statements and notes thereto appearing elsewhere herein. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                                  Quarter Ended
                                                ---------------------------------------------------------------------------------
                                                Mar. 31,  June 30,  Sept. 30,  Dec. 31,  Mar. 31,   June 30,  Sept. 30,  Dec. 31,
                                                  1997      1997      1997       1997      1998       1998      1998       1998
                                                --------  --------  ---------  --------  ---------  --------  ---------  --------
                                                                        (In thousands, except per share data)
Statement of Income Data:
Revenue:
 Software license.............................   $ 1,494   $ 1,833    $ 1,981   $ 1,852   $ 2,152    $ 2,849    $ 3,898   $ 4,917
 Services.....................................     2,509     3,466      3,820     4,616     5,284      7,169      9,830    10,075
 Hardware.....................................     2,241     2,469      3,081     3,095     3,934      4,076      2,860     5,021
                                                 -------   -------    -------   -------   -------    -------    -------   -------
  Total revenue...............................     6,244     7,768      8,882     9,563    11,370     14,094     16,588    20,013
Cost of revenue:
 Software license.............................        89       105        122       145        69        171        372       308
 Services.....................................       983     1,326      1,691     2,147     2,519      3,377      4,312     5,078
 Hardware.....................................     1,644     1,953      2,230     2,174     3,080      2,924      2,038     3,749
                                                 -------   -------    -------   -------   -------    -------    -------   -------
  Total cost of revenue.......................     2,716     3,384      4,043     4,466     5,668      6,472      6,722     9,135
                                                 -------   -------    -------   -------   -------    -------    -------   -------
Gross margin..................................     3,528     4,384      4,839     5,097     5,702      7,622      9,866    10,878
Operating expenses:
 Research and development.....................       428       662        791     1,144     1,285      1,937      2,058     2,149
 Acquired research and development............        --        --         --        --     1,602         --         --        --
 Sales and marketing..........................       507       913        989     1,161     1,313      2,008      2,692     3,032
 General and administrative...................       398       589        981     1,007     1,127      1,370      1,884     2,350
                                                 -------   -------    -------   -------   -------    -------    -------   -------
  Total operating expenses....................     1,333     2,164      2,761     3,312     5,327      5,315      6,634     7,531
                                                 -------   -------    -------   -------   -------    -------    -------   -------
Income from operations........................     2,195     2,220      2,078     1,785       375      2,307      3,232     3,347
Other income, net.............................        23        16          9         8        14        278        442       336
                                                 -------   -------    -------   -------   -------    -------    -------   -------
Income before pro forma income taxes..........     2,218     2,236      2,087     1,793       389      2,585      3,674     3,683
Pro forma income taxes........................       804       811        757       651       713        904      1,361     1,266
                                                 -------   -------    -------   -------   -------    -------    -------   -------
Pro forma net income..........................   $ 1,414   $ 1,425    $ 1,330   $ 1,142   $  (324)   $ 1,681    $ 2,313   $ 2,417
                                                 =======   =======    =======   =======   =======    =======    =======   =======
Pro forma diluted net income per share........   $  0.07   $  0.07    $  0.06   $  0.05   $ (0.02)   $  0.07    $  0.09   $  0.09
                                                 =======   =======    =======   =======   =======    =======    =======   =======
Shares used in pro forma diluted net
 income per share.............................    20,397    20,673     20,673    21,661    20,241     25,425     26,999    27,182
                                                 =======   =======    =======   =======   =======    =======    =======   =======

                                                                       As a Percentage of Total Revenue
                                                ---------------------------------------------------------------------------------
                                                 Mar. 31,  June 30,  Sept. 30,  Dec. 31,  Mar. 31,   June 30,  Sept. 30,  Dec. 31,
                                                  1997      1997      1997       1997      1998       1998      1998       1998
                                                --------  --------  ---------  --------  ---------  --------  ---------  --------
Revenue:
 Software license.............................    23.9%    23.6%     22.3%      19.4%      18.9%      20.2%       23.5%      24.6%
 Services.....................................    40.2     44.6      43.0       48.3       46.5       50.9        59.3       50.3
 Hardware.....................................    35.9     31.8      34.7       32.3       34.6       28.9        17.2       25.1
                                                 -----    -----    ------     ------     ------     ------      ------     ------
  Total revenue...............................   100.0    100.0     100.0      100.0      100.0      100.0       100.0      100.0
Cost of revenue:
 Software license.............................     1.4      1.4       1.4        1.5        0.6        1.2         2.2        1.5
 Services.....................................    15.7     17.1      19.0       22.4       22.2       24.0        26.0       25.4
 Hardware.....................................    26.3     25.1      25.1       22.7       27.1       20.7        12.3       18.7
                                                 -----    -----     -----      -----      -----      -----       -----      -----
  Total cost of revenue.......................    43.4     43.6      45.5       46.6       49.9       45.9        40.5       45.6
                                                 -----    -----     -----      -----      -----      -----       -----      -----
Gross margin..................................    56.6     56.4      54.5       53.4       50.1       54.1        59.5       54.4
Operating expenses:
 Research and development.....................     6.9      8.5       8.9       12.0       11.3       13.7        12.4       10.7
 Acquired research and development............      --       --        --         --       14.1         --          --         --
 Sales and marketing..........................     8.1     11.7      11.1       12.1       11.5       14.3        16.2       15.2
 General and administrative...................     6.4      7.6      11.0       10.5        9.9        9.7        11.4       11.7
                                                 -----    -----     -----      -----      -----      -----       -----      -----
  Total operating expenses....................    21.4     27.8      31.0       34.6       46.8       37.7        40.0       37.6
                                                 -----    -----     -----      -----      -----      -----       -----      -----
Income from operations........................    35.2     28.6      23.5       18.8        3.3       16.4        19.5       16.8
Other income, net.............................     0.3      0.2       0.1        0.1        0.1        2.0         2.6        1.7
                                                 -----    -----     -----      -----      -----      -----       -----      -----
Income before pro forma income taxes..........    35.5%    28.8%     23.6%      18.9%       3.4%      18.4%       22.1%      18.5%
                                                 =====    =====     =====      =====      =====      =====       =====      =====

     Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Factors which could cause variations in our quarterly revenue and operating results are:


     . demand for our products;

     . introductions of new products by our competitors;

     . the level of price competition by our competitors;

     . customers' budgeting and purchasing cycles;

     . delays in our implementations at customer sites;

     . timing of hiring new services employees and the rate at which such employees become productive;

     . development and performance of our distribution channels;

     . timing of any acquisitions and related costs; and

     . identification of software quality problems.

     Most of our expenses, such as employee compensation and rent, are relatively fixed. Moreover, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses. As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. You should not rely on our quarterly revenue and operating results to predict our future performance.

     Our ability to undertake new projects and increase revenue is substantially dependent on the availability of our consulting services personnel to assist in the implementation of our software solution. We believe that supporting high growth in revenue requires us to rapidly hire additional skilled personnel for our consulting services group, and there can be no assurance that qualified personnel could be located, trained or retained in a timely and cost-effective manner.

     As a result of the foregoing and other factors, we believe that quarter-to-quarter comparisons of results are not necessarily meaningful, and such comparisons should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the shares of our common stock.

Liquidity and Capital Resources

     As of December 31, 1998, we had $32.8 million in cash, cash equivalents and short-term investments compared to $3.2 million at December 31, 1997. We maintain a line of credit of $8.0 million that can be used for working capital requirements on an as-needed basis.

     Our operating activities provided cash of $2.9 million in 1998, $7.0 million in 1997 and $4.0 million in 1996. Cash from operating activities arose principally from our profitable operations and was used for working capital purposes, principally increases in accounts receivable. The increase in accounts receivable was primarily the result of our continued revenue growth.

     Our investing activities used approximately $14.5 million, $1.8 million and $485,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Our use of cash for the year ended December 31, 1998 was primarily for the purchase of short term investments, the acquisition of PAC and certain assets of KSA, and the purchase of capital equipment, such as computer equipment and furniture and fixtures, to support our growth. Our use of cash for 1997 and 1996 was primarily for the purchase of capital equipment, such as computer equipment and furniture and fixtures, to support our growth.

     Our financing activities provided approximately $36.1 million in 1998. The principal source of cash provided by financing activities for the year ended December 31, 1998 was additional borrowings under a Grid Promissory Note with the majority shareholder and proceeds from the issuance of common stock in our initial public offering, partially reduced by distributions to our shareholders prior to our initial public offering and the repayment of the note payable to the majority shareholder. Our financing activities used approximately $5.1 million in 1997 and $2.8 million in 1996. The principal use of cash was distributions to our shareholders, partially reduced by borrowings from our majority shareholder.

     We entered into a line of credit with a commercial bank to fund our April 1998 distribution to Manhattan LLC shareholders and other working capital needs. The line of credit does not contain any conditions or restrictive covenants that would materially affect our business, financial condition or results of operations. No amounts were outstanding under this line of credit at December 31, 1998.

     We believe that our existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months. Thereafter, we may require additional sources of funds to continue to support our business.

Year 2000 Readiness Disclosure Statement

     Many currently installed computer systems and software products are coded to accept only two digit entries in date code fields. Beginning in the year 2000, many of these systems will need to be modified to accept four digit entries or otherwise distinguish twenty-first century dates from twentieth century dates. As a result, over the next year, many companies will need to upgrade their computer systems and software products to comply with these "Year 2000" requirements.

     In September 1998, we formed our Year 2000 Readiness Committee to oversee our Year 2000 Readiness Assessment Program, which includes the following tasks:


     . establishing our standard for Year 2000 Readiness;

     . designing test parameters for our products, information technology, or IT, and non-IT systems;

     . overseeing our remediation program, including establishing priorities for remediation and allocating available resources;

     . overseeing the communication of the status of our efforts to our customers; and

     . establishing contingency plans in the event that we experience Year 2000 disruptions.

     We describe our products as "Year 2000 Ready" when they have been successfully tested using the procedure prescribed in our Readiness Assessment Program. This procedure defines the criteria used to design tests that seek to determine the Year 2000 readiness of a product. Under our criteria, a software product is Year 2000 Ready if it:


     . will completely and accurately address, present (in a two-digit format), produce, store and calculate data involving dates beginning January 1, 2000 and will not produce abnormally ending or incorrect results involving such dates as used in many forward or regression date based functions;

     . will provide that all "date"-related functionalities and data fields include the indication of century and millennium, whether shown on-screen or internally noted; and

     . will perform calculations that involve a four-digit year field, provided that the data input into our software from any other source has the same Year 2000 capabilities and is in a format that is compatible with our software.

     Because the latest versions of our products are designed to be Year 2000 compliant, our Year 2000 remediation efforts with respect to our own products have focused on determining the compliance of our earlier software products as implemented in our installed customer base, as well as the impact of any non-compliance on us and our customers. We offer our customers the alternatives of implementing a modification to their non-compliant versions of our software or migrating to a later version of the software that is Year 2000 Ready. Because our software is often marketed as an integrated system that includes hardware and operating or interface software from third parties over which we can assert little control, the Year 2000 Readiness Committee is evaluating the Year 2000 Readiness of such systems and the risks associated with the failure of such third parties to adequately address the Year 2000 issue.

     Our Year 2000 Readiness Committee is also addressing our Year 2000 readiness with respect to both IT and non-IT systems on which our operations rely. As a result of our recent rapid growth, we have, or expect we will have by the end of 1999, replaced or significantly upgraded substantially all of our core IT systems, including those related to sales, customer service, human resources, finance and other enterprise resource planning functions. We believe that the upgraded systems are all Year 2000 Ready, and we have received assurances from the vendors of these systems to that effect. We are reviewing our remaining IT systems for Year 2000 Readiness and expect to modify, replace or discontinue the use of non-compliant systems before the end of 1999. In addition, we are in the process of evaluating our Year 2000 readiness with respect to non-IT systems, including systems embedded in our communications and office facilities. In many cases these facilities have been recently upgraded or are scheduled to be upgraded before year-end 1999 as a result of our recent growth. Finally, because we rely upon relationships with third parties, such as providers of telecommunications and similar infrastructure services, over which we can assert little control, the Year 2000 Readiness Committee is also assessing the risks associated with the failure of these third parties to adequately address Year 2000 issues.

     We do not currently believe that the effects of any Year 2000 non-compliance in our installed base of software will result in a material adverse effect on our business, financial condition or results of operations. However, our investigation is in its preliminary stages, we may be exposed to potential claims resulting from system problems associated with the century change. There can also be no assurance that our software products that are designed to be Year 2000 compliant contain all necessary date code changes. In addition, Year 2000 non-compliance in our internal IT systems or certain non-IT systems on which our operations rely or by our business partners may have an adverse impact on our business, financial condition or results of operations.

     The majority of the work performed for our Year 2000 Readiness Assessment Program has been completed by our staff. The total costs for completing the Year 2000 Readiness Assessment Program, including modifications to our software products, is estimated to be between $0.5 million and $1.0 million, funded through our internal operating cash flows. This cost does not include the cost of new software, or for modifications to existing software, or our core IT and non-IT systems, as these projects were not accelerated due to the Year 2000 issue.

     Our evaluation of Year 2000 issues includes the development of contingency plans for business functions that are most susceptible to a substantive risk of disruption resulting from a Year 2000 related event. Because we have not yet identified any business function that is materially at risk of Year 2000 related disruption, we have not yet developed detailed contingency plans specific to Year 2000 events for any business function. We are prepared for the possibility, however, that we may identify risks in certain business functions, and we will develop contingency plans for these business functions when and if we identify them as being at risk.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange

     During 1998, the Company commenced operations in the United Kingdom. Total revenues for the United Kingdom were less than 1% of the Company's total revenues for the year ended December 31, 1998.

     The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.
Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 1998 was not material.

Interest Rates

     The Company invests its cash in a variety of financial instruments, including taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances.

     Interest income on the Company's investments is carried in "Other income, net" on our Consolidated Financial Statements. The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at December 31, 1998 was approximately 4%. The fair value of securities held at December 31, 1998 was $26.0 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)   1.  Financial Statements


                                                  Index                                                       Page
                                                  -----                                                       ----
Report of Independent Public Accountants..................................................................     28
Consolidated Balance Sheets as of December 31, 1997 and 1998..............................................     29
Consolidated Statements of Income for the Years Ended December 31, 1996, 1997 and 1998....................     30
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1997 and 1998......     31
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1996, 1997 and 1998......     32
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998................     33
Notes to Consolidated Financial Statements................................................................     34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Manhattan Associates, Inc.:

     We have audited the accompanying consolidated balance sheets of MANHATTAN ASSOCIATES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1997 and 1998 and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Associates, Inc. and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                             ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 20, 1999

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)



                                                                                        December  31,
                                                                                ---------------------------
                                                                                    1997           1998
                                                                                -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents..................................................       $ 3,194        $27,751
  Short-term investments.....................................................            --          5,012
  Accounts receivable, net of a $970 and $1,600 allowance for
    doubtful accounts, in 1997 and 1998, respectively........................         9,242         20,806
  Deferred income taxes......................................................            --            622
  Refundable income taxes....................................................            --            342
  Other current assets.......................................................           384          1,328
                                                                                    -------        -------
     Total current assets....................................................        12,820         55,861
                                                                                    -------        -------
Property and equipment:
  Property and equipment.....................................................         2,605          9,185
     Less accumulated depreciation...........................................          (662)        (1,754)
                                                                                    -------        -------
  Property and equipment, net................................................         1,943          7,431
                                                                                    -------        -------
Intangible assets, net of accumulated amortization of $266 and $673 in
 1997 and 1998, respectively.................................................           133          4,204
Deferred taxes...............................................................            --            155
Other assets.................................................................           110            124
                                                                                    -------        -------
     Total assets............................................................       $15,006        $67,775
                                                                                    =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................................       $ 2,479        $ 4,954
  Accrued compensation and benefits..........................................           753          1,674
  Accrued liabilities........................................................           455          1,568
  Notes payable to shareholders..............................................         1,019             --
  Current portion of capital lease obligations...............................            --            126
  Deferred revenue...........................................................         1,846          2,978
                                                                                    -------        -------
     Total current liabilities...............................................         6,552         11,300
                                                                                    -------        -------

Long-term portion of capital lease obligations...............................            --            840

Shareholders' equity:
  Preferred stock, no par value; 20,000,000 shares authorized, no shares
    issued or outstanding in 1997 or 1998....................................            --             --
  Common stock, $.01 par value; 100,000,000 shares authorized,
    20,000,008 shares issued and outstanding in 1997 and
    23,937,874 shares issued and outstanding in 1998.........................           200            239
  Additional paid-in-capital.................................................         1,459         53,305
  Retained earnings..........................................................         7,458          3,056
  Accumulated other comprehensive income.....................................            --             (7)
  Deferred compensation......................................................          (663)          (958)
                                                                                    -------        -------
     Total shareholders' equity..............................................         8,454         55,635
                                                                                    -------        -------
     Total liabilities and shareholders' equity..............................       $15,006        $67,775
                                                                                    =======        =======

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)


                                                       Year Ended December 31,
                                              -----------------------------------------
                                                  1996          1997          1998
                                              ------------  ------------  -------------
Revenue:
  Software license..........................       $ 3,354       $ 7,160       $13,816
  Services..................................         6,236        14,411        32,358
  Hardware..................................         4,810        10,886        15,891
                                                   -------       -------       -------
     Total revenue..........................        14,400        32,457        62,065
                                                   -------       -------       -------
Cost of revenue:
  Software license..........................           177           461           920
  Services..................................         2,026         6,147        15,286
  Hardware..................................         3,734         8,001        11,791
                                                   -------       -------       -------
     Total cost of revenue..................         5,937        14,609        27,997
                                                   -------       -------       -------
Gross margin................................         8,463        17,848        34,068
Operating expenses:
  Research and development..................         1,236         3,025         7,429
  Acquired research and development.........            --            --         1,602
  Sales and marketing.......................         1,900         3,570         9,045
  General and administrative................         1,454         2,975         6,731
                                                   -------       -------       -------
     Total operating expenses...............         4,590         9,570        24,807
                                                   -------       -------       -------
Income from operations......................         3,873         8,278         9,261
Other income, net...........................           103            56         1,070
                                                   -------       -------       -------
Income before income taxes..................         3,976         8,334        10,331
Income tax expense (benefit):
  Tax provision as a "C" corporation........            --            --         3,329
  Deferred tax adjustment...................            --            --          (316)
                                                   -------       -------       -------
Historical net income.......................       $ 3,976       $ 8,334       $ 7,318
                                                   =======       =======       =======

Historical basic net income per share.......         $0.20         $0.42         $0.32
                                                   =======       =======       =======
Historical diluted net income per share.....         $0.20         $0.40         $0.29
                                                   =======       =======       =======

Income before pro forma income taxes........       $ 3,976       $ 8,334       $10,331
Pro forma income taxes......................         1,486         3,023         4,244
                                                   -------       -------       -------
Pro forma net income........................       $ 2,490       $ 5,311       $ 6,087
                                                   =======       =======       =======

Pro forma basic net income per share........                                   $  0.27
                                                                               =======
Pro forma diluted net income per share......                                   $  0.24
                                                                               =======




 The accompanying notes are an integral part of these consolidated statements.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                                             Accumulated
                                                    Common Stock       Additional               Other                       Total
                                                 -------------------     Paid-In   Retained  Compensation   Deferred    Shareholders
                                                 Shares       Amount     Capital   Earnings     Income    Compensation     Equity
                                                 -------------------   ----------  --------  -----------  ------------  ------------

Balance, December 31, 1995....................  20,000,008     $200      $   414   $  3,141     $  --      $  --         $ 3,755
 Distributions to shareholders................         --       --           --      (2,849)       --         --          (2,849)
 Historical net income........................         --       --           --       3,976        --         --           3,976
                                                ----------     ----      -------   --------     -------    ------        -------
Balance, December 31, 1996....................  20,000,008      200          414      4,268        --         --           4,882
 Issuance of stock options....................         --       --           970        --         --        (970)           --
 Issuance of stock options to consultant
  (Note 7)....................................         --       --            75        --         --         --              75
 Distributions to shareholders................         --       --           --      (5,144)       --         --          (5,144)
 Amortization of deferred
  compensation................................         --       --           --        --          --         307            307
 Historical net income........................         --       --           --       8,334        --         --           8,334
                                                ----------     ----       -------  --------     -------    ------        -------
Balance, December 31, 1997....................  20,000,008      200        1,459      7,458        --        (663)         8,454
 Distribution to Manhattan LLC
  shareholders................................         --       --           --     (11,720)       --         --         (11,720)
 Issuance of stock in connection with the
  purchase of Performance Analysis
  Corporation.................................     106,666        1        1,066        --         --         --           1,067
 Issuance of stock to minority holder
  (Note 7)....................................     100,000        1          999        --         --         --           1,000
 Issuance of stock in connection with the
  initial public offering.....................   3,500,000       35       47,223        --         --         --          47,258
 Issuance of common stock options.............         --       --           580        --         --        (580)           --
 Exercise of common stock options.............     231,200        2          647        --         --         --             649
 Tax benefit from stock options exercised.....         --       --         1,331        --         --         --           1,331
 Amortization of deferred
  compensation................................         --       --           --         --         --         285            285
 Foreign currency translation
  adjustment..................................         --       --           --         --          (7)       --              (7)
 Historical net income........................         --       --           --       7,318        --         --           7,318
                                                ----------      ----     -------   --------     ------     ------        -------
Balance, December 31, 1998....................  23,937,874      $239     $53,305   $  3,056     $   (7)    $ (958)       $55,635
                                                ==========      ====     =======   ========     ======     ======        =======







 The accompanying notes are an integral part of these consolidated statements.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                            Year Ended December 31,
                                                   --------------------------------------
                                                       1996          1997         1998
                                                   ------------  ------------  ----------

Net income.......................................    $3,976        $8,334        $7,318

Other comprehensive net income, net of tax:

  Foreign currency translation adjustment........       --            --             (7)
                                                     ------        ------        ------

Comprehensive net income.........................    $3,976        $8,334        $7,311
                                                     ======        ======        ======




 The accompanying notes are an integral part of these consolidated statements.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              Year Ended December 31,
                                                                 ----------------------------------------------
                                                                       1996              1997           1998
                                                                 -----------------  --------------  -----------
Cash flows from operating activities:
  Pro forma net income.........................................      $ 2,490          $ 5,311        $  6,087
  Adjustments to reconcile pro forma net income to net
    cash provided by operating activities:
   Pro forma income taxes......................................        1,486            3,023             899
   Depreciation and amortization...............................          276              483           1,702
   Stock compensation..........................................          --               382             285
   Gain on sale of equipment...................................          --               --              (30)
   Acquired research and development...........................          --               --            1,602
   Deferred income taxes.......................................          --               --             (403)
   Accrued interest on note payable to shareholder.............           33               50              34
   Changes in operating assets and liabilities:
     Accounts receivable, net..................................       (1,114)          (5,931)        (11,470)
     Other assets..............................................           (1)            (474)         (1,691)
     Accounts payable..........................................           26            2,057           2,399
     Accrued liabilities.......................................          324              804           1,373
     Income taxes payable......................................          --               --            1,203
     Deferred revenue..........................................          434            1,247             927
                                                                     -------          -------        --------
Net cash provided by operating activities......................        3,954            6,952           2,917
                                                                     -------          -------        --------
Cash flows from investing activities:
  Purchases of property and equipment..........................         (485)          (1,813)         (6,036)
  Proceeds from the sale of equipment..........................          --               --              275
  Capitalized software development costs.......................          --               --             (614)
  Purchase of short-term investments, net......................          --               --           (5,012)
  Payments in connection with the purchase of certain assets
    of Kurt Salmon Associates, Inc.............................          --               --           (1,750)
  Payments in connection with the acquisition of Performance
    Analysis Corporation, net of cash acquired.................          --               --           (1,351)
                                                                     -------          -------        --------
Net cash used in investing activities..........................         (485)          (1,813)        (14,488)
                                                                     -------          -------        --------
Cash flows from financing activities:
  Distributions to shareholders................................       (2,849)          (5,144)        (11,720)
  Borrowings under note payable to shareholder.................          --               --              900
  Repayment of note payable to shareholder.....................          --               --           (1,953)
  Proceeds from issuance of common stock.......................          --               --           48,907
                                                                     -------          -------        --------
Net cash provided by (used in) financing activities............       (2,849)          (5,144)         36,134
                                                                     -------          -------        --------
Foreign currency impact on cash................................          --               --               (6)
Increase (decrease) in cash and cash equivalents...............          620               (5)         24,557
Cash and cash equivalents, beginning of period.................        2,579            3,199           3,194
                                                                     -------          -------        --------
Cash and cash equivalents, end of period.......................      $ 3,199          $ 3,194        $ 27,751
                                                                     =======          =======        ========
Supplemental cash flow disclosures:
  Issuance of common stock in connection with the
    acquisition of Performance Analysis Corporation............      $   --           $   --         $  1,067
                                                                     =======          =======        ========
  Assets acquired under capital lease..........................      $   --           $   --         $    965
                                                                     =======          =======        ========
  Cash paid for income taxes...................................      $   --           $   --         $  2,845
                                                                     =======          =======        ========

 The accompanying notes are an integral part of these consolidated statements.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

     Manhattan Associates, Inc. ("Manhattan" or the "Company") develops, markets, and supports supply chain execution systems primarily focused on distribution center management. The Company's primary product, PkMS, is a comprehensive and modular designed software system that assists in the management of inventory, storage, distribution, equipment, and personnel within a distribution center. The Company also provides professional services including design, configuration, implementation, training, and support.

Completion of Initial Public Offering and Conversion

     On April 23, 1998, the Company completed an initial public offering (the "Offering") of its $.01 par value per share common stock (the "Common Stock"). The Company sold 3,500,000 shares of common stock, excluding 525,000 shares sold by certain selling shareholders as part of the underwriters' over-allotment, for $52,500,000 less issuance costs of approximately $5,242,000.

     In connection with the Company's initial public offering Manhattan Associates, Inc., a Georgia corporation, was formed. The attached consolidated financial statements include the accounts of Manhattan Associates, LLC ("Manhattan LLC") from January 1, 1996 to April 23, 1998 and include the accounts of Pegasys Systems Incorporated ("Pegasys") prior to January 1, 1996. Prior to December 31, 1995, Manhattan operated as Pegasys which was, at the time, 100% owned by Manhattan LLC's current majority shareholder ("Majority Holder"). As of the effective date of the Offering, Manhattan LLC contributed its assets and liabilities to the Company in exchange for common stock of the Company (the "Conversion"). Manhattan LLC then distributed the common stock of the Company received to its shareholders and Manhattan LLC was dissolved.

     Prior to the completion of the initial public offering, Manhattan LLC distributed all undistributed earnings, calculated on a tax basis, to the shareholders of Manhattan LLC. The amount distributed subsequent to December 31, 1997 and prior to the completion of the initial public offering was approximately $11,720,000. These distributions were funded through a series of payments from available Company cash and from the proceeds of the Company's line of credit. The advances or balance on the line of credit incurred to fund these distributions was repaid using a portion of the net proceeds of the Offering.

     All share and per share data in the accompanying consolidated financial statements have been adjusted to reflect the Conversion. Unless otherwise indicated, all references to the Company or Manhattan assume the completion of the Conversion and include Manhattan LLC and Pegasys.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        December 31, 1996, 1997 and 1998

Summary of Significant Accounting Policies

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash or cash equivalents.

Short-term Investments

     The Company's short-term investments are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. At December 31, 1998, unrealized gains and losses were not significant and have not been presented.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     The carrying values of cash, trade accounts receivable, trade accounts payable, and other financial instruments included in the accompanying balance sheets approximate their fair values principally due to the short-term maturities of these instruments.

Risks Associated with Single Product Line, Technological Advances, and Hardware Revenue

     The Company currently derives substantially all its revenues from sales of its PkMS software and related services and hardware. Any factor adversely affecting the distribution management center market could have an adverse effect on the Company's business, financial condition, and results of operations.

     The market for distribution center management systems is subject to rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in this market could be eroded rapidly by unforeseen changes in customer requirements for application features, functions, and technologies. The Company's growth and future operating results will depend, in part, upon its ability to enhance existing applications and develop and introduce new applications that meet changing customer requirements, that respond to competitive products and that achieve market acceptance.

     The Company resells a variety of hardware products developed and manufactured by third parties. Revenue from such hardware sales can amount to a significant portion of the Company's total revenue in any period. As the market for distribution of hardware products becomes more competitive, the Company's customers may find it attractive to purchase such hardware directly from the manufacturer of such products, with a resultant decrease in the Company's revenues from hardware.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        December 31, 1996, 1997 and 1998

Revenue Recognition

     The Company's revenue consists of revenues from the licensing of software; fees from consulting, implementation, training, and maintenance services; and revenue from the sale of complementary radio frequency and computer equipment. For the years ended December 31, 1996 and 1997, the Company recognized software license revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position ("SOP") No. 91-1, "Software Revenue Recognition." Accordingly, software license revenue is recognized upon shipment of the software following execution of a contract, provided that no significant vendor obligations remain outstanding, amounts are due within one year, and collection is considered probable by management. If significant post-delivery obligations exist, the revenue from the sale of the software license, as well as other components of the contract, is recognized using percentage of completion accounting.

     Effective January 1, 1998, the Company adopted SOP No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), that supersedes SOP No. 91-1, "Software Revenue Recognition." Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed and executed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant.

     The Company's services revenue consists of revenue generated from consulting and maintenance related to the Company's software product. Services revenue is derived from fees based on consulting, implementation, and training services contracted under separate service agreements. Revenue related to consulting, implementation, and training services performed by the Company are generally billed on an hourly basis and revenue is recognized as the services are performed. Maintenance revenue represents amounts paid, generally in advance, by users for the support and enhancements to the software. Maintenance revenue is recognized ratably over the term of the maintenance agreement, typically 12 months.

     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company's software solution. As part of a complete distribution center management system solution the Company's customers frequently purchase hardware from the Company in conjunction with the licensing of software. These products include computer hardware, radio frequency terminals networks, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment The Company generally purchases hardware from its vendors only after receiving an order from a customer. As a result, the Company does not maintain significant hardware inventory.

Deferred Revenue

     Deferred revenue primarily represents amounts collected prior to complete performance of maintenance services.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        December 31, 1996, 1997 and 1998

Returns and Allowances

     The Company provides for the costs of returns and product warranty claims at the time of sale. The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 1997 or 1998.

Property and Equipment

     Property and equipment consists of furniture, computers, other office equipment, purchased software, and leasehold improvements. The Company depreciates the cost of furniture, computers, other office equipment and purchased software on a straight-line basis over their estimated useful lives (three years for computer equipment and software, five years for office equipment, seven years for furniture). Leasehold improvements are depreciated over the term of the lease. Included in computer equipment and software is a capital lease of approximately $965,000 as of December 31, 1998. Depreciation and amortization expense for property and equipment for the years ended December 31, 1996, 1997, and 1998 was $143,000, $349,000 and $1,294,000, respectively.

     Property and equipment, at cost, consist of the following:



                                                                         December 31,
                                                             ------------------------------------
                                                                    1997               1998
                                                             ------------------  ----------------
  Computer equipment and software........................             $1,547           $ 5,629
  Furniture and office equipment.........................              1,055             2,702
  Leasehold improvements.................................                  3               854
                                                                      ------           -------
                                                                       2,605             9,185
  Less accumulated depreciation and amortization.........               (662)           (1,754)
                                                                      ------           -------
                                                                      $1,943           $ 7,431
                                                                      ======           =======

Intangible Assets

     Intangible assets include purchased software, goodwill and capitalized development costs. The assets are being amortized on a straight-line basis over a period of 1 to 10 years. Total amortization expense was $133,000, $133,000 and $406,000 for the years ended December 31, 1996, 1997 and 1998, respectively, and is included in cost of software licenses and general and administrative expenses in the accompanying statements of income.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        December 31, 1996, 1997 and 1998

Income Taxes

     Prior to April 23, 1998, Manhattan LLC was treated as a partnership, and Pegasys was an S Corporation under the provisions of the Internal Revenue Code of 1986, as amended; therefore, neither company was subject to federal income taxes. The income or loss of Manhattan LLC and Pegasys was included in the owners' individual federal and state tax returns, and as such, no provision for income taxes is recorded in the accompanying statements of income prior to April 23, 1998. The Company and Pegasys have historically made distributions on behalf of the owners to pay anticipated tax liability.

     In connection with the Conversion, the Company recognized a one-time benefit in April 1998 of $316,000 by recording the asset related to the future reduction of income tax payments due to temporary differences between the recognition of income for financial statements and income tax regulations. Pro forma net income amounts discussed herein include provisions for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes as a taxable corporate entity throughout the periods presented. The pro forma income tax provision has been computed by applying the Company's anticipated statutory tax rate to pretax income, adjusted for permanent tax differences (Note 3).

Capitalized Software Development Costs

     Research and development expenses are charged to expense as incurred. Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company has defined technological feasibility as the point in time at which the Company has a detailed program design or a working model of the related product, depending on the type of development efforts. The Company concluded that the amount of development costs capitalizable under the provisions of SFAS No. 86 was not material to the financial statements for the years ended December 31, 1996 and 1997. Therefore, the Company expensed all internal software development costs as incurred for the years ended December 31, 1996, and 1997. For the year ended December 31, 1998, the Company capitalized $614,000 in development costs. Amounts capitalized include salaries and other payroll-related costs and other direct expenses.

Impairment of Long-Lived and Intangible Assets

     The Company periodically reviews the values assigned to long-lived assets, including property and intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. Management believes the long-lived assets in the accompanying balance sheets are appropriately valued.

Segment Information

     The Company operates in a single segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of and Enterprise and Related Information" and does not have significant operations in foreign locations.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        December 31, 1996, 1997 and 1998

Basic and Diluted Net Income Per Share

     Basic net income per share is computed using historical or pro forma net income divided by the weighted average number of shares of common stock outstanding ("Weighted Shares") for the period presented.

     Diluted net income per share is computed using historical or pro forma net income divided by Weighted Shares, and the treasury stock method effect of common equivalent shares ("CES's") outstanding for each period presented. Pro forma basic and diluted net income per share also includes the number of shares pursuant to the Securities and Exchange Commission Staff Accounting Bulletin 1B.3, that at the assumed public offering price would yield proceeds in the amount necessary to pay the shareholder distribution that is not covered by the earnings for the year ("Distribution Shares").

     No adjustment is necessary for historical and pro forma net income for net income per share presentation. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 1996, 1997 and 1998:


                                      1996                            1997                          1998
                           --------------------------     --------------------------      --------------------------
                              Basic        Diluted           Basic         Diluted           Basic        Diluted
                           ------------  ------------     ------------  -------------     ------------  ------------
 Weighted shares.........    20,000,008    20,000,008       20,000,008     20,000,008       22,610,153    22,610,153
 Effect of CES's.........            --       307,503               --        761,300               --     3,040,440
                             ----------    ----------       ----------     ----------       ----------    ----------
                             20,000,008    20,307,511       20,000,008     20,761,308       22,610,153    25,650,593
                             ==========    ==========       ==========     ==========       ==========    ==========

                                                                                                  Pro Forma
                                                                                          --------------------------
                                                                                             Basic        Diluted
                                                                                          ------------  ------------
 Weighted Shares.........................................................                   22,610,153    22,610,153
 Shares sold to Minority Holder (Note 7).................................                           --        12,877
 Distribution Shares.....................................................                           --        22,447
 Effect of CES's.........................................................                           --     3,040,440
                                                                                            ----------    ----------
                                                                                            22,610,153    25,685,917
                                                                                            ==========    ==========

Stock-Based Compensation Plan

     The Company accounts for its stock-based compensation plan for stock issued to employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, records deferred compensation for options granted at an exercise price below the fair value of the underlying stock. The deferred compensation is presented as a component of equity in the accompanying balance sheets and is amortized over the periods to be benefited, generally the vesting period of the options. Effective in fiscal year 1996, the Company adopted the pro forma disclosure option for stock-based compensation issued to employees of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

New Accounting Pronouncement

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company's fiscal year ending December 31, 2000. The Company does not expect that SFAS No. 133 will have a significant impact on the Company's financial position.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        December 31, 1996, 1997 and 1998

2.   RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1996, 1997 and 1998, the Company contracted with parties related to the Majority Holder for marketing and legal services for an aggregate amount of $289,000, $389,000 and $17,000, respectively. In the opinion of management, the rates, terms, and considerations of the transactions with related parties approximate those with unrelated entities. At December 31, 1996, 1997 and 1998, there were no fees outstanding for the services provided.

     During the year ended December 31, 1998, the Company advanced approximately $105,000 to four shareholders. As of December 31, 1998, the amount is included in other current assets in the accompanying balance sheet.

3.   INCOME TAXES

     After the Conversion, the Company is subject to future federal and state income taxes and has recorded net deferred tax assets. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 are as follows:



Deferred tax assets:
     Accounts receivable.................................................          $607,000
     Stock compensation expense..........................................           198,000
     Accrued liabilities.................................................            53,000
     Other...............................................................             4,000
                                                                                   --------
                                                                                    862,000
                                                                                   --------
Deferred tax liabilities:
     Depreciation........................................................            85,000
                                                                                   --------
Net deferred tax assets..................................................          $777,000
                                                                                   ========

     The components of the pro forma income tax provision for the years ended December 31, 1996, 1997, and 1998 are as follows:


                                                      1996            1997            1998
                                                 --------------  --------------  ---------------
Current:
     Federal...................................      $1,272,000      $2,565,000      $3,985,000
     State.....................................         150,000         303,000         662,000
                                                     ----------      ----------      ----------
                                                      1,422,000       2,868,000       4,647,000
                                                     ----------      ----------      ----------
Deferred:
     Federal...................................          57,000         138,000        (339,000)
     State.....................................           7,000          17,000         (64,000)
                                                     ----------      ----------      ----------
                                                         64,000         155,000        (403,000)
                                                     ----------      ----------      ----------
        Total..................................      $1,486,000      $3,023,000      $4,244,000
                                                     ==========      ==========      ==========

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        December 31, 1996, 1997 and 1998

     The following is a summary of the items which resulted in recorded pro forma income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 1996, 1997, and 1998:


                                                         1996           1997           1998
                                                     ------------  --------------  -------------
Statutory federal income tax rate................         34.0%           34.0%          34.0%
Effect of:
  State income tax, net of federal benefit.......          3.9             3.9            4.0
  Research and development credits...............         (0.9)           (1.9)          (4.6)
  Other tax credits..............................           --              --           (1.0)
  Acquired research and development..............           --              --            5.9
  Foreign operations.............................           --              --            2.3
  Tax exempt income..............................           --              --           (1.0)
  Other..........................................          0.4             0.3            1.5
                                                          ----            ----           ----
Pro forma income taxes...........................         37.4%           36.3%          41.1%
                                                          ====            ====           ====

4.   NOTE PAYABLE TO SHAREHOLDER

     The Company's short-term debt as of December 31, 1997 consists of a note payable (the "Shareholder Note") to the Majority Holder, bearing interest at 5%. The Shareholder Note was due on demand and unpaid interest accrued to the principle balance. The balance of the Shareholder Note including accrued interest was $1,019,000 as of December 31, 1997. In February 1998, the Company borrowed an additional $900,000 under the Shareholder Note. The balance of the Shareholder Note was repaid using a portion of the net proceeds of the Offering.

5.   LINE OF CREDIT

     The Company has a revolving line of credit facility with a commercial bank secured by substantially all of the assets of the Company. Under the terms of the facility, the Company may request advances in an aggregate amount of up to $8,000,000. Borrowings under the facility bear interest at the prime rate plus one-half percent. The facility contains certain financial covenants that the Company believes are typical for a facility of this nature and amount, including a covenant not to pay cash dividends. This facility will expire in March 1999, unless renewed. There were no outstanding amounts under the credit facility at December 31, 1998.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        December 31, 1996, 1997 and 1998

6.   STOCK OPTION PLANS

     The Manhattan Associates LLC Option Plan (the "LLC Option Plan") became effective on January 1, 1997. The LLC Option Plan is administered by a committee appointed by the Board of Directors. The aggregate number of shares reserved for issuance under the LLC Option Plan was 5,000,000 shares. The options are granted at terms determined by the committee; however, the option cannot have a term exceeding ten years. Options granted under the LLC Option Plan have vesting periods ranging from immediately to six years. Subsequent to February 28, 1998, no additional options could be granted pursuant to the LLC Option Plan.

     Prior to the establishment of the LLC Option Plan, the Company issued options to purchase 661,784 shares of common stock to certain employees. These grants contain provisions similar to options issued under the LLC Option Plan.

     The Company's 1998 Stock Incentive Plan (the "Stock Incentive Plan") was adopted by the Board of Directors and approved by the shareholders in February 1998. The Stock Incentive Plan provides for the grant of incentive stock options. Optionees have the right to purchase a specified number of shares of common stock at a specified option price and subject to such terms and conditions as are specified in connection with the option grant. The Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the Stock Incentive Plan generally and to interpret the provisions thereof. Options granted under the Stock Incentive Plan cannot have a term exceeding ten years and typically vest over a period of three to six years.

     As adopted originally, up to 5,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events), less the number of shares issued under the LLC Option Plan, could be issued pursuant to stock options and other stock incentives granted under the Stock Incentive Plan. In August 1998, the Board of Directors amended the Stock Incentive Plan to increase by 1,000,000 the number of shares which can be issued pursuant to stock options and other stock incentives granted under the Stock Incentive Plan.

     A summary of changes in outstanding options is as follows:


                                                                                         Weighted Average
                                                       Options           Price            Exercise Price
                                                    -------------  ------------------  ---------------------
December 31, 1995.................................       533,326         $       0.24          $ 0.24
  Granted.........................................       128,458                 0.56            0.56
  Canceled........................................            --                   --             --
  Exercised.......................................            --                   --             --
                                                       ---------         ------------          ------
December 31, 1996.................................       661,784            0.24-0.56            0.30
  Granted.........................................     2,495,166            2.50-7.50            2.99
  Canceled........................................      (127,000)                2.50            2.50
  Exercised.......................................            --                   --             --
                                                       ---------         ------------          ------
December 31, 1997.................................     3,029,950            0.24-7.50            2.42
  Granted.........................................     3,719,520           7.50-23.50           12.06
  Canceled........................................      (549,300)         2.50-22.375            9.54
  Exercised.......................................      (231,200)           0.24-7.50            3.08
                                                       ---------         ------------          ------
December 31, 1998.................................     5,968,970         $ 0.24-23.50          $ 7.71
                                                       =========         ============          ======

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        December 31, 1996, 1997 and 1998

     Details of options outstanding at December 31, 1998 are as follows:


                                         Weighted
                                         Average
    Exercise          Options           Remaining        Weighted Average       Options              Average
     Prices         Outstanding      Contractual Life    Exercise Prices       Exercisable         Exercise Price
----------------    ------------     ----------------    -----------------     -----------         --------------
$ 0.24-3.50           2,435,900             8.0               $ 2.05            1,020,067               $ 1.81
  3.51-7.50             777,400             9.0                 6.70               86,139                 6.86
  7.51-15.00          2,228,320             9.5                12.00              296,600                11.64
 15.01-20.00            502,850             9.6                16.96                 --                    --
 20.01-23.50             24,500             9.0                21.79                 --                    --

     At December 31, 1998, 1,402,806 options outstanding are exercisable and 529,614 are available for future grant.

     The Company recorded deferred compensation of $970,000 and $580,000 on options granted during 1997 and 1998, respectively, as the exercise price was less than the deemed fair value of the underlying common stock. The Company amortizes deferred compensation over a period not to exceed six years. The Company recognized compensation expense of $307,000 and $285,000 for the year ended December 31, 1997 and 1998, respectively, and had deferred compensation expense of $958,000 at December 31, 1998.

Statement of Financial Accounting Standards No. 123

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock option grants under the fair value method required by SFAS No. 123. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                                1996               1997            1998
                                                          -----------------  ----------------  -------------

  Dividend yield.........................................            --                 --             --
  Expected volatility...................................              65%               65%            88%
  Risk-free interest rate at the date of grant..........        5.8%-6.3%         5.7%-6.3%           4.0%
  Expected life.........................................        4-6 years         1-6 years        5 years

     Using these assumptions, the fair values of the stock options granted during the years ended December 31, 1996, 1997 and 1998 are $35,000, $3,625,000
and $9,099,000, respectively, which would be amortized over the vesting period of the options.

     The weighted average fair market values of options at the date of grant for the years ended December 31, 1996, 1997 and 1998 was $0.30, $1.67 and $8.48,
respectively.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        December 31, 1996, 1997 and 1998

     The following pro forma information adjusts the pro forma net income and pro forma net income per share of common stock for the impact of SFAS No. 123:


                                                                  1996         1997          1998
                                                              ------------  -----------  ------------
  Pro forma net income:
     As reported..........................................        $2,490       $5,311      $ 6,087
     Pro forma in accordance with SFAS No. 123............        $2,474       $4,842      $(2,727)
  Pro forma basic net income per share:
     As reported..........................................        $ 0.12       $ 0.26      $  0.27
     Pro forma in accordance with SFAS No. 123............        $ 0.12       $ 0.24      $ (0.12)
  Pro forma diluted net income per share:
     As reported..........................................        $ 0.12       $ 0.25      $  0.24
     Pro forma in accordance with SFAS No. 123............        $ 0.12       $ 0.23      $ (0.12)

     The following table summarizes the range of exercise price and the weighted average exercise price, for the options granted during the three years ending December 31, 1998:


                                                        Number                            Weight
                                                          of            Range of          Average
Year of Grant                                           Shares       Exercise Price    Exercise Price
-------------                                       -------------  ----------------  ----------------
1996
  Options granted at fair market value............     128,458      $       0.56            $ 0.56
1997
  Options granted at fair market value............   1,718,166         2.50-7.56              2.50
  Options granted at less than fair market value..     650,000         3.50-4.25              3.85
1998
  Options granted at fair market value............   3,134,320       10.00-23.50             12.85
  Options granted at less than fair market value..     585,200              7.50              7.50

7.   SHAREHOLDERS' EQUITY

Issuance of Stock

     On May 5, 1997, the Majority Holder granted to two employees and a consultant, all of whom are related to the Majority Holder, options to purchase shares of the Company's stock from the Majority Holder. This grant did not result in additional shares being outstanding as the shares under option were currently outstanding and held by the Majority Holder. This grant included a grant of an option to purchase 80,000 and 50,000 shares of the Company's stock held by the Majority Holder to two employees of the Company and a grant of an option to purchase 50,000 shares of the Company's stock held by the Majority Holder to a consultant of the Company. The stock options were then exercised by the employees and the consultant of the Company for a nonrecourse, noninterest-bearing note to the Majority Holder with a term equal to the contractual term of the option. The exercise price was equal to the fair value of the Company's stock at the date of grant of $2.50 per share. The Company recorded the grant to the employees of the Company under APB Opinion No. 25 and recorded no compensation expense on the date of grant as the grant was issued at fair value and due to the nonvariable nature of the nonrecourse note. The Company recorded $75,000 of compensation expense in the year ended December 31, 1997 for the option granted to the consultant.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        December 31, 1996, 1997 and 1998

Sale of Stock to Shareholder

     One of the Company's shareholders purchased 100,000 shares of the Company's common stock for $1,000,000 on February 16, 1998.

8.   COMMITMENTS AND CONTINGENCIES

Leases

     In September 1997, the Company entered into a 62-month lease for office space beginning on November 1, 1997. The lease requires monthly payments of $90,000 for the 14-month period ended December 31, 1998 subject to annual increases as defined. In addition, the Company is a party to a lease agreement ending in 2001. The agreement required monthly payments of approximately $20,000 subject to an increase of 3% in each 12 month period after the first year. Additionally, the Company received the first month's rent free. The 3% escalation and the first month's free rent were recognized on a straight-line basis over the life of the lease. Accordingly, as of December 31, 1997 and 1998, the Company has recorded a liability for deferred rent in the amount of $108,000 and $87,000, respectively, included in accrued liabilities in the accompanying balance sheets.

     In November 1998, the Company entered into an 84-month capital lease for telephone equipment beginning on December 1, 1998. The lease requires monthly payments of approximately $17,000.

     Rents charged to expense were approximately $257,000, $466,000 and $1,740,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Aggregate future minimum lease payments under the capital lease and noncancellable operating leases as of December 31, 1998 are as follows (in thousands):


                                                                                      Capital      Operating
                                                                                       Lease         Leases
                                                                                   -------------  ------------
Year Ended December 31,:
   1999......................................................................        $  223         $2,454
   2000......................................................................           206          2,357
   2001......................................................................           206          2,183
   2002......................................................................           206          2,033
   2003 and thereafter.......................................................           389             --
                                                                                     ------         ------
     Total                                                                           $1,230         $9,027
     Less amount representing interest.......................................          (265)
                                                                                     ------
     Net present value of future minimum lease payments......................           965
     Less current portion of capital lease obligation........................          (125)
                                                                                     ------
     Long-term portion of capital lease obligation...........................        $  840
                                                                                     ======

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        December 31, 1996, 1997 and 1998

Legal Matters

     Many of the Company's installations involve products that are critical to the operations of its clients' businesses. Any failure in a Company product could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in its contracts will be enforceable in all instances.

     The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the amount of potential liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

9.   COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of "comprehensive income" and its components, in the first quarter of 1998. Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total historical comprehensive income was $3,976,000, $8,334,000 and $7,311,000 for the years ended December 31, 1996, 1997 and 1998. The difference between net income and comprehensive income for the year ended December 31, 1998 was $7,000 related to the foreign currency translation adjustment.

10.  ACQUISITIONS

     On February 16, 1998, the Company purchased all of the outstanding stock of Performance Analysis Corporation ("PAC") for $2,200,000 in cash and 106,666 shares of the Company's common stock valued at $10.00 per share (the "PAC Acquisition"). PAC is a developer of distribution center slotting software.
The PAC Acquisition was accounted for as a purchase. The purchase price of approximately $3,300,000, has been allocated to the assets acquired and liabilities assumed of $464,000, including acquired research and development of $1,602,000, purchased software of $500,000, and other intangible assets of $765,000. Purchased software is being amortized over an estimated two-year useful life and other intangible assets are being amortized over a seven-year useful life.

     In October 1998, the Company purchased certain assets of Kurt Salmon Associates, Inc., or KSA. The total purchase price for these assets was approximately $2,200,000 consisting of $1,750,000 in cash and assumed liabilities of approximately $450,000. The purchase price was allocated to the intangible assets acquired, including a customer list, assembled workforce, purchased software, trade names and goodwill. The assets are being amortized over periods ranging from one to ten years.

     Unaudited pro forma operating results for the years ended December 31, 1997 and 1998, assuming that the acquisitions had occurred at the beginning of 1997 are as follows:


                                                                                  Year ended December 31,
                                                                               ------------------------------
                                                                                    1997            1998
                                                                               ---------------  -------------
   Revenues................................................................          $37,795        $66,249
   Pro forma net income....................................................            5,375          6,195
   Pro forma diluted net income per share..................................             0.26           0.24

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        December 31, 1996, 1997 and 1998

11.  FOREIGN OPERATIONS

     During 1998, the Company commenced operations in the United Kingdom. Total revenue, net losses and total assets for the United Kingdom were approximately $130,000, $609,000 and $283,000, respectively, for the year ended December 31, 1998.

12.  EMPLOYEE BENEFIT PLAN

     The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the "401(k) Plan"), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan's deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 10% of eligible compensation, as defined, to the 401(k) Plan. The Company provides for a 50% matching contribution up to 6% of eligible compensation being contributed after the participant's first year of employment. During the years ended December 31, 1996, 1997 and 1998, the Company made matching contributions to the 401(k) Plan of $48,000, $53,000 and $159,000, respectively.

     The Company also has a defined contribution pension plan (the "Pension Plan") covering substantially all employees of the Company. Through December 31, 1997, the Company provided up to 8% of the participant's yearly compensation after the participant's first year of employment. During the years ended December 31, 1996 and 1997, the Company made matching contributions to the Pension Plan of $162,000 and $224,000, respectively. The Plan was terminated in 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 7, 1999 under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." Certain information regarding executive officers of the Company is included in Part I of this report on Form 10-K under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 7, 1999 under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 7, 1999 under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 7, 1999 under the caption "Certain Transactions."


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.  Financial Statements

     The response to this item is submitted as a separate section of this Form 10-K. See item 8.

     2.  Financial Statement Schedule

     The following financial statement schedule is filed as a part of this report:



    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Manhattan Associates, Inc.

We have audited in accordance with generally accepted auditing standards, the financial statements of Manhattan Associates, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated January 20, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The forgoing schedule is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 20, 1999

                                  SCHEDULE II

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS


                                          Balance at      Additions                        Balance
                                         Beginning of     Charged to                      at End of
                                            Period        Operations     Deductions        Period
                                         ------------     ----------     ------------     ---------
Classification:
---------------
Allowance for Doubtful Accounts
Year Ended:
  December 31, 1996...................      $100,000    $  225,000       $       --     $  325,000
  December 31, 1997...................       325,000       645,000               --        970,000
  December 31, 1998...................       970,000     3,409,000        2,779,000      1,600,000


All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K.

              None.

(c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:


Exhibit
-------
Number                          Description
-------                         -----------

    3.1         Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the
                Company's Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).

    3.2         Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company's Registration
                Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).

    4.1         Provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the
                Company's Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).

    4.2         Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 filed to the Company's
                Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095)
                filed on April 2, 1998).

   10.1         Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the
                Registrant dated September 24, 1997 (Incorporated by reference to Exhibit 10.1 to the Company's
                Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).

   10.2         First Amendment to Lease between Wildwood Associates, a Georgia general partnership, and the
                Registrant dated October 31, 1997 (Incorporated by reference to Exhibit 10.2 to the Company's
                Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).

   10.3         Summary Plan Description of the Registrant's Money Purchase Plan & Trust, effective January 1,
                1997 (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form
                S-1 (File No. 333-47095) filed on February 27, 1998).

   10.4         Summary Plan Description of the Registrant's 401(k) Plan and Trust, effective January 1, 1995
                (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1
                (File No. 333-47095) filed on February 27, 1998).

   10.5         Form of Indemnification Agreement with certain directors and officers of the Registrant
                (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1
                (File No. 333-47095) filed on February 27, 1998).

   10.6         Contribution Agreement between the Registrant and Daniel Basmajian, Sr. (Incorporated by
                reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No.
                333-47095) filed on February 27, 1998).

   10.7         Form of Tax Indemnification Agreement for direct and indirect shareholders of Manhattan
                Associates Software, LLC (Incorporated by reference to Exhibit 10.7 to the Company's Registration
                Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).

Exhibit
Number                              Description
-------                             -----------

   10.8          Second Amendment to Lease Agreement between Wildwood Associates, a Georgia general partnership, and the Registrant, dated February 27, 1998 (Incorporated by reference to Exhibit 10.8 to the
                 Company's Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No.
                 333-47095) filed on April 2, 1998).

   10.9          Share Purchase Agreement between Deepak Raghavan and the Registrant effective as of February 16,
                 1998 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form
                 S-1 (File No. 333-47095) filed on February 27, 1998).

   10.10         Manhattan Associates, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).

   10.11         Manhattan Associates, LLC Option Plan (Incorporated by reference to Exhibit 10.11 to the
                 Company's Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).

   10.12         Grid Promissory Note of the Registrant in favor of Alan J. Dabbiere (Incorporated by reference to
                 Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-47095) filed on
                 February 27, 1998).

   10.13         Loan and Security Agreement by and between Silicon Valley Bank and the Registrant, dated March
                 30, 1998 (Incorporated by reference to Exhibit 10.13 to the Company's Pre-Effective Amendment No.
                 1 to its Registration Statement on Form S-1 (File No. 333-47095) filed on April 2, 1998).

   10.14         Executive Employment Agreement executed by Neil Thall (Incorporated by reference to Exhibit 10.14 to the Company's Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File
                 No. 333-47095) filed on April 2, 1998).

   10.15         Executive Employment Agreement executed by Michael J. Casey (Incorporated by reference to Exhibit
                 10.15 to the Company's Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1
                 (File No. 333-47095) filed on April 2, 1998).

   10.16         Executive Employment Agreement executed by Gregory Cronin (Incorporated by reference to Exhibit
                 10.16 to the Company's Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1
                 (File No. 333-47095) filed on April 2, 1998).

   10.17         Executive Employment Agreement executed by Robert Bearden (Incorporated by reference to Exhibit
                 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 16, 1998).

   10.18         Form of License Agreement, Software Maintenance Agreement and Consulting Agreement (Incorporated
                 by reference to Exhibit 10.18 to the Company's Pre-Effective Amendment No. 1 to its Registration
                 Statement on Form S-1 (File No. 333-47095) filed on April 2, 1998).

   10.19         Sub-Sublease Agreement between Scientific Research Corporation, a Georgia corporation, and the
                 Registrant, dated July 2, 1998.

Exhibit
Number                                      Description
-------                                     -----------
   10.20         Sub-Sublease Agreement between The Profit Recovery Group International 1, Inc., a Georgia
                 corporation, and the Registrant, dated August 19, 1998.

   10.21         Form of Software License, Services and Maintenance Agreement.

   10.22         First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan.

   10.23         Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan.

   10.24         Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan.

   21.1          List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company's Registration
                 Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).

   23.1          Consent of Arthur Andersen LLP.

   27.1          Financial Data Schedule.

   99.1          Safe Harbor Compliance Statement for Forward-Looking Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MANHATTAN ASSOCIATES, INC.


                                     By:  /s/ Alan J. Dabbiere
                                          -------------------------------------
Date:  March 31, 1999                     Alan J. Dabbiere
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                 Signature                                   Title                               Date
/s/ Alan J. Dabbiere                         Chairman of the Board, Chief                   March 31, 1999
-------------------------------------------  Executive Officer and President
Alan J. Dabbiere                             (Principal Executive Officer)

/s/ Michael J. Casey                         Senior Vice President, Chief                   March 31, 1999
-------------------------------------------  Financial Officer and Treasurer
Michael J. Casey                             (Principal Financial and Accounting
                                             Officer)

/s/ Deepak Raghavan                          Director                                       March 31, 1999
-------------------------------------------
Deepak Raghavan

/s/ Brian J. Cassidy                         Director                                       March 31, 1999
-------------------------------------------
Brian J. Cassidy

/s/ John J. Huntz, Jr.                       Director                                       March 31, 1999
-------------------------------------------
John J. Huntz, Jr.

/s/ Thomas E. Noonan                         Director                                       March 31, 1999
-------------------------------------------
Thomas E. Noonan

/s/ Gregory Cronin                           Director                                       March 31, 1999
-------------------------------------------
Gregory Cronin