Form 10-Q
period 1999-03-31
MANHATTAN ASSOCIATES INC
filed 1999-05-14
CIK 1056696

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                   FORM 10-Q

[Mark One]
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR


   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER: 0-23999



                          MANHATTAN ASSOCIATES, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                    Georgia                                                                 58-2373424
(State or Other Jurisdiction of Incorporation or                              I.R.S Employer Identification No.)
Organization)

     2300 WINDY RIDGE PARKWAY, SUITE 700                                                     30339
               ATLANTA, GEORGIA                                                            (Zip Code)
   (Address of Principal Executive Offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (770) 955-7070

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's class of capital stock as of May 12, 1999, the latest practicable date, is as follows: 24,021,037 shares of common stock, $0.01 par value per share.


================================================================================

                                   Form 10-Q

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1999


                               TABLE OF CONTENTS


                                    PART I
                             FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
ITEM 1.   FINANCIAL STATEMENTS.

          Condensed Consolidated Balance Sheets as of March 31, 1999
           (unaudited) and December 31, 1998                                          3

          Condensed Consolidated Statements of Income for the three months
           ended March 31, 1999 and 1998 (unaudited)                                  4

          Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 1999 and 1998 (unaudited)                           5

          Notes to Condensed Consolidated Financial Statements (unaudited)            6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.                                                 9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                15


                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.                                                         16

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.                                 16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                                           16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                       16

ITEM 5.   OTHER INFORMATION.                                                         16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                          16

SIGNATURES.                                                                          17





                                   Form 10-Q

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.


                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                March 31, 1999         December 31, 1998
                                                                               ---------------         -----------------
                                                                                (unaudited)
                                  ASSETS

Current Assets:
   Cash and cash equivalents.............................................        $     20,095               $     27,751
   Short-term investments................................................              10,055                      5,012
   Accounts receivable, net of allowance for doubtful accounts of $2,240
    and $1,600 at March 31, 1999 and December 31, 1998, respectively.....              19,939                     20,806
   Deferred income taxes.................................................                 622                        622
   Refundable income taxes...............................................                 332                        342
   Prepaid expenses and other current assets.............................               1,131                      1,328
                                                                                 ------------               ------------
       Total current assets..............................................              52,174                     55,861

Property and equipment, net..............................................               8,458                      7,431
Deferred taxes...........................................................                 155                        155
Intangible and other assets..............................................               4,684                      4,328
                                                                                 ------------               ------------
       Total assets......................................................        $     65,471               $     67,775
                                                                                 ============               ============


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities..............................        $      5,224               $      8,196
   Current portion of capital lease obligations..........................                  97                        126
   Deferred revenue......................................................               3,041                      2,978
                                                                                 ------------               ------------
       Total current liabilities.........................................               8,362                     11,300

Long-term portion of capital lease obligations...........................                 807                        840

Shareholders' equity:
   Preferred stock, no par value; 20,000,000 shares authorized, no shares
     issued or outstanding at March 31, 1999 and December 31, 1998.......                  --                         --
   Common stock, $.01 par value; 100,000,000 shares authorized,
     24,013,137 and 23,937,874 shares issued and outstanding at March
     31, 1999 and December 31, 1998, respectively........................                 240                        239
   Additional paid-in capital............................................              53,331                     53,305
   Retained earnings.....................................................               3,296                      3,056
   Accumulated foreign currency translation adjustment...................                 (26)                        (7)
   Deferred compensation.................................................                (539)                      (958)
                                                                                 ------------               ------------
       Total shareholders' equity........................................              56,302                     55,635
                                                                                 ============               ============
           Total liabilities and shareholders' equity....................        $     65,471               $     67,775
                                                                                 ============               ============

    See accompanying Notes to Condensed Consolidated Financial Statements.

                                   Form 10-Q

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                      Three Months Ended
                                                                          March 31,
                                                               -------------------------------
                                                                  1999                1998
                                                               -----------         -----------
Revenue:
     Software license................................           $   4,437          $    2,152
     Services........................................              10,958               5,284
     Hardware........................................               2,755               3,934
                                                                ---------          ----------
         Total revenue...............................              18,150              11,370

Cost of revenue:
     Software license................................                 190                  69
     Services........................................               6,042               2,519
     Hardware........................................               2,044               3,080
                                                                ---------          ----------
         Total cost of revenue.......................               8,276               5,668
                                                                ---------          ----------
Gross margin.........................................               9,874               5,702

Operating expenses:
     Research and development........................               2,719               1,285
     Acquired research and development...............                  --               1,602
     Sales and marketing.............................               4,044               1,313
     General and administrative......................               3,008               1,127
                                                                ---------          ----------
         Total operating expenses....................               9,771               5,327
                                                                ---------          ----------
Operating income.....................................                 103                 375
Other income, net....................................                 262                  14
                                                                ---------          ----------
Income before income taxes...........................                 365                 389
Income tax expense:
    Tax provision as a `C' Corporation...............                 125                  --
                                                                ---------          ----------
Historical net income................................           $     240          $      389
                                                                =========          ==========

Historical basic net income per share................           $    0.01          $     0.02
                                                                =========          ===========
Historical diluted net income per share..............           $    0.01          $     0.02
                                                                =========          ==========

Income before pro forma income taxes.................                 365                 389
Pro forma income taxes...............................                 125                 713
                                                                ---------          ----------
Pro forma net income (loss)..........................           $     240          $     (324)
                                                                =========          ==========

Pro forma basic net income (loss) per share..........           $    0.01          $    (0.02)
                                                                =========          ==========
Pro forma diluted net income (loss) per share........           $    0.01          $    (0.02)
                                                                =========          ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                   Form 10-Q

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Three Months Ended
                                                                                    March 31,
                                                                     ----------------------------------------
                                                                           1999                  1998
                                                                     ------------------    ------------------
OPERATING ACTIVITIES:
 Net income or pro forma net loss..............................      $       240           $       (324)
 Adjustments to reconcile net income or pro forma net loss to net cash provided by operating activities:
     Pro forma income taxes....................................               --                    713
     Depreciation and amortization.............................              814                    218
     Stock compensation........................................               58                     62
     Acquired research and development.........................               --                  1,602
     Accrued interest on note payable to shareholder...........               --                     27
     Changes in operating assets and liabilities:
       Accounts receivable, net................................              856                 (2,517)
       Other assets............................................              127                   (719)
       Accounts payable and accrued liabilities................           (2,966)                 1,051
       Deferred revenue........................................               64                    338
                                                                     ------------------    ------------------
 Net cash provided by (used in) operating activities...........             (807)                   451

 INVESTING ACTIVITIES:
    Purchase of property and equipment.........................           (1,639)                  (681)
    Capitalized software development costs.....................             (487)                    --
    Purchase of short-term investments, net....................           (5,043)                    --
    Payments in connection with the acquisition of Performance
      Analysis Corporation, net of cash acquired...............               --                 (1,344)
                                                                     ------------------    ------------------
 Net cash used in investing activities.........................           (7,169)                (2,025)

 FINANCING ACTIVITIES:
    Distributions to shareholders..............................               --                 (1,406)
    Payment of capital lease obligations.......................              (62)                    --
    Borrowings under note payable to shareholder...............               --                    900
    Proceeds from issuance of common stock.....................              388                  1,000
                                                                     ------------------    ------------------
 Net cash provided by financing activities.....................              326                    494
     Foreign currency impact on cash...........................               (6)                    --
                                                                     ------------------    ------------------
 Net decrease in cash and cash equivalents.....................           (7,656)                (1,080)
 Cash and cash equivalents at beginning of period..............           27,751                  3,194
                                                                     ------------------    ------------------
 Cash and cash equivalents at end of period....................      $    20,095           $      2,114
                                                                     ==================    ==================

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Issuance of common stock in connection with acquisition of
      Performance Analysis Corporation.........................      $        --           $      1,067
                                                                     ==================    ==================
    Cash paid for income taxes.................................      $       113           $         --
                                                                     ==================    ==================


    See accompanying Notes to Condensed Consolidated Financial Statements.

                                   FORM 10-Q

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at March 31, 1999, the results of operations for the three month periods ended March 31, 1999 and 1998 and changes in cash flows for the three month periods ended March 31, 1999 and 1998. The interim results for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998.

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

     In connection with the Offering, the assets and liabilities of Manhattan Associates, LLC ("Manhattan LLC") were contributed to the Company in exchange for Common Stock (the "Conversion"). Manhattan LLC then distributed the Common Stock received to its shareholders. Prior to the completion of the Offering, Manhattan LLC distributed all undistributed earnings, calculated on a tax basis, to the shareholders of Manhattan LLC. The amount distributed subsequent to December 31, 1997 and prior to completion of the Offering was approximately $11,720,000.

4.   REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which superseded Statement of Position No. 91-1, "Software Revenue Recognition." Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. Consulting services are generally billed on an hourly basis and revenue is recognized as the work is performed. Maintenance revenue from ongoing customer support is billed in advance for a one year period and recorded as revenue ratably over the billing period. Hardware revenue is billed and recognized upon shipment.

                                   FORM 10-Q

5.   COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of "comprehensive income" and its components. Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total historical comprehensive income was $221,000 and $389,000 for the three month periods ended March 31, 1999 and 1998, respectively.


6.   EARNINGS PER SHARE

     Subsequent to the completion of the initial public offering, pro forma and historical basic net income per share is calculated using the weighted average number of shares outstanding during the period. Pro forma and historical diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     Prior to the completion of the initial public offering, pro forma basic net income per share was computed using pro forma net income divided by (i) the weighted average number of shares of Common Stock outstanding ("Weighted Shares") for the period presented and (ii) pursuant to the Securities and Exchange Commission Staff Accounting Bulletin 1B.3, the number of shares that, at the assumed public offering price, would yield proceeds in the amount necessary to pay the shareholder distribution discussed in Note 3 that is not covered by the earnings for the one year period through the date of distribution ("Distribution Shares"). Pro forma diluted net income per share was computed using pro forma net income divided by (i) the Weighted Shares, (ii) the Distribution Shares and (iii) the treasury stock method effect of common equivalent shares ("CES's") outstanding for each period presented.

     No adjustment is necessary for historical and pro forma net income for net income per share presentation. The following is a reconciliation of the shares used in the computation of net income per share:

                                                     Three Months Ended                 Three Months Ended
                                                       March 31, 1999                     March 31, 1998
                                                -----------------------------       ----------------------------
                                                   Basic           Diluted             Basic           Diluted
                                                ------------    -------------       ------------    ------------
                                                         Historical                          Historical
                                                -----------------------------       ----------------------------
                                                       (in thousands)                     (in thousands)
Weighted Shares...........................            23,983           23,983             20,097          20,097
Effect of CES's...........................                --            3,236                 --           2,241
                                                ============    =============       ============    ============
                                                      23,983           27,219             20,097          22,338
                                                ============    =============       ============    ============

                                                   Basic           Diluted              Basic          Diluted
                                                ------------    -------------       ------------    ------------
                                                          Pro Forma                            Pro Forma
                                                -----------------------------       ----------------------------

Weighted Shares...........................            23,983           23,983             20,097          20,097
Shares sold to Minority Holder............                --               --                 54              54
Distribution Shares.......................                --               --                 90              90
Effect of CES's...........................                --            3,236                 --              --

                                                ============    =============       ============    ============
                                                      23,983           27,219             20,241          20,241
                                                ============    =============       ============    ============

                                  Form 10-Q

7.   INCOME TAXES

     Prior to the Conversion, the Company elected to report as a limited liability company that was treated as a partnership for income tax purposes (see
Note 3), and as a result, the Company was not subject to federal and state income taxes. After the Conversion, the Company became subject to federal and state income taxes. In connection with the Conversion, the Company recognized a one-time benefit in April 1998 of $316,000 by recording the asset related to the future reduction of income tax payments due to temporary differences between the recognition of income for financial statements and income tax regulations. Pro forma net income amounts discussed herein include provisions for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes as a taxable corporate entity throughout the periods presented. Pro forma income tax provisions reflect the Company's anticipated effective annual tax rate of 36% for the three month period ended March 31, 1998. For the three month period ended March 31, 1999, the pro forma income tax provision equals the historical income tax provision. The historical income tax provision reflects the Company's anticipated effective annual tax rate of 34% for the three month period ended March 31, 1999.

8.   ACQUISITION

     On February 16, 1998, the Company purchased all of the outstanding stock of Performance Analysis Corporation ("PAC") for $2,200,000 in cash and 106,666 shares of the Company's common stock valued at $10.00 per share (the "PAC Acquisition"). PAC is a developer of distribution center slotting software. The PAC Acquisition has been accounted for as a purchase.

     The purchase price of approximately $3,300,000 has been allocated to the assets acquired and liabilities assumed of $490,000, acquired research and development of $1,602,000, purchased software of $500,000, and other intangible assets of $750,000. Purchased software will be amortized over an estimated two-year useful life and other intangible assets will be amortized over a seven-year useful life. In connection with the PAC Acquisition, the Company recorded a charge to income of $1,602,000 in the first quarter of 1998 for acquired research and development.

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

     The Company recognizes revenue in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which superseded Statement of Position No. 91-1, "Software Revenue Recognition." Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. Consulting services are generally billed on an hourly basis, and revenue is recognized as the work is performed. Maintenance revenue from ongoing customer support is billed in advance for a one year period and recorded as revenue ratably over the billing period. Hardware revenue is billed and recognized upon shipment.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenue

     Total revenue increased 60% to $18.2 million for the three months ended March 31, 1999 from $11.4 million for the three months ended March 31, 1998. Total revenue consists of software license revenue, revenue derived from consulting, maintenance and other services and revenue from the sale of hardware. The increase in total revenue was primarily due to an increase in revenue from services and software licenses.

     Software License. Software license revenue increased 106% to $4.4 million for the three months ended March 31, 1999 from $2.2 million for the three months ended March 31, 1998. The increase in revenue from software licenses was primarily due to an increase in the number of licenses of the Company's products.

                                  Form 10-Q

     Services. Services revenue increased 107% to $11.0 million for the three months ended March 31, 1999 from $5.3 million for the three months ended March 31, 1998. The increase in revenue from services was principally due to the increased demand for these services resulting from the increased demand for the Company's products.

     Hardware. Hardware revenue decreased 30% to $2.8 million for the three months ended March 31, 1999 from $3.9 million for the three months ended March 31, 1998. The decrease in revenue from hardware was principally a result of a higher demand for hardware products during the three months ended March 31, 1998 as compared to the three months ended March 31, 1999.

  Cost of Revenue

     Cost of Software License. Cost of software license revenue consists of the costs of software reproduction and delivery, media, packaging, documentation and other related costs and the amortization of purchased software and capitalized research and development costs. Cost of software license revenue increased to $190,000, or 4% of software license revenue, for the three months ended March 31, 1999 from $69,000, or 3% of software license revenue, for the three months ended March 31, 1998. Cost of software license revenue increased primarily due to the amortization of purchased software from the PAC Acquisition, the amortization of capitalized research and development expenses and due to an increase in royalties associated with the sale of certain products developed by third parties.

     Cost of Services. Cost of services revenue consists primarily of consultant salaries and other personnel-related expenses incurred in system implementation projects and software support services. Cost of services revenue increased to $6.0 million, or 55% of services revenue, for the three months ended March 31, 1999 from $2.5 million, or 48% of services revenue, for the three months ended March 31, 1998. The increase in cost of services revenue was primarily due to increased personnel as a result of the increased demand for services.

     Cost of Hardware. Cost of hardware revenue decreased to $2.0 million, or 74% of hardware revenue, for the three months ended March 31, 1999 from $3.1 million, or 78% of hardware revenue, for the three months ended March 31, 1998. The decrease in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with relatively higher gross margins during the three month period ended March 31, 1999 as compared to hardware sales during the three month period ended March 31, 1998.

  Operating Expenses

     Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs. The Company's research and development expenses increased by 112% to $2.7 million, or 15% of total revenue, for the three months ended March 31, 1999 from $1.3 million, or 11% of total revenue, for the three months ended March 31, 1998. The increase in research and development expenses resulted from an increase in the number of research and development personnel during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Significant product development efforts include the continued development of PkMS, the continued development of the N-Tier version of PkMS and, to a lesser extent, the continued development of SLOT-IT and the development of the Windows NT based version of SLOT-IT. During the three months ended March 31, 1999, the Company capitalized $487,000 of research and development expenses. Those capitalized costs will be amortized over three years commencing upon the availability of the anticipated products. The Company believes that a continued commitment to product development will be required for the Company to remain competitive and expects the dollar amount of research and development expenses to continue to increase in the near future.

                                  Form 10-Q

     Acquired Research and Development. In February 1998, the Company purchased all of the outstanding stock of PAC for approximately $2.2 million in cash and 106,666 shares of Common Stock valued at $10.00 per share. The acquisition has been accounted for as a purchase. In connection with the Acquisition, approximately $1.6 million of the purchase price was allocated to acquired research and development and expensed during the first quarter of 1998.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions and other personnel-related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased by 208% to $4.0 million, or 22% of total revenue, for the three months ended March 31, 1999 from $1.3 million, or 12% of total revenue, for the three months ended March 31, 1998. The increase in sales and marketing expenses was the result of additional sales and marketing personnel and expanded marketing program activities.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial and human resources and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 167% to $3.0 million, or 17% of total revenue, for the three months ended March 31, 1999 from $1.1 million, or 10% of total revenue, for the three months ended March 31, 1998. The increase in general and administrative expenses was primarily due to increased personnel and other administrative expenses necessary to support the Company's growth.

  Income Taxes

     Provision for Income Taxes. Prior to the initial public offering in April 1998, the Company's predecessor, Manhattan Associates Software, LLC, was treated as a partnership and was not subject to federal income taxes. The income or loss of Manhattan Associates Software, LLC was included in the owners' individual federal and state tax returns, and as such, no provision for income taxes was recorded in the accompanying statements of income for the three months ended March 31, 1998. The provision for income taxes for the three months ended March 31, 1999 was $125,000 as compared to a pro forma provision for income taxes of $713,000 for the three months ended March 31, 1998. The decrease in the provision for income taxes during the three months ended March 31, 1998 was due to the in-process research and development charge not being tax deductible.

  Earnings per Share

     Pro Forma Net Income (Loss) per Share. Net income was $240,000, or $0.01 per diluted share, for the three months ended March 31, 1999, compared to pro forma net loss of $324,000, or $0.02 per diluted share, for the three months ended March 31, 1998. Excluding the effect of the one-time acquired research and development charge of $1.6 million during the three months ended March 31, 1998, pro forma net income was $1.3 million, or $0.06 per diluted share.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has funded its operations primarily through cash generated from operations and the Offering. In addition, the Company has previously borrowed money from its majority shareholder. As of March 31, 1999, the Company had $30.2 million in cash, cash equivalents and short-term investments.

                                  Form 10-Q

     Cash used for operating activities was approximately $807,000 for the three months ended March 31, 1999 while the operating activities provided cash of $451,000 for the three months ended March 31, 1998. The Company's use of cash for the three months ended March 31, 1999 was primarily due to a decrease in accounts payable and accrued liabilities during the period.

     Cash used for investing activities was approximately $7.2 million for the three months ended March 31, 1999 and $2.0 million for the three months ended March 31, 1998. The use of cash for the three months ended March 31, 1999 was primarily for the purchase of short term investments and the purchase of capital equipment, such as computer equipment and furniture and fixtures, to support the Company's growth. In addition, the Company capitalized $487,000 of research and development costs during the three months ended March 31, 1999.

     Cash provided by financing activities was approximately $326,000 for the three months ended March 31, 1999 and $494,000 for the three months ended March 31, 1998. The principal source of cash provided by financing activities for the three months ended March 31, 1999 was the proceeds from the issuance of Common Stock pursuant to the exercise of stock options, partially reduced by the payment of capital lease obligations.

     Prior to the Offering, the Company entered into a line of credit with Silicon Valley Bank to fund its distribution to the Company's shareholders and to fund its continuing working capital needs. The line of credit does not contain any conditions or restrictive covenants that would materially affect the Company's business, financial condition or results of operations. In April 1998, the Company borrowed approximately $7.0 million under the line of credit. The Company repaid the borrowings and accrued interest with the proceeds from the Offering.

     In April 1998, the Company completed the Offering, in which the Company received net proceeds of approximately $47.3 million after deducting underwriting discounts and offering expenses. The Company applied a portion of the net proceeds to repay all of the Company's outstanding indebtedness to Silicon Valley Bank ($7.0 million) and a note payable to the Company's Chairman of the Board, Chief Executive Officer and President ($1.9 million). Prior to the Offering, the Company made payments of $11.7 million in distributions to its shareholders. The balance of the net proceeds of the Offering (approximately $34.0 million) have been and will continue to be utilized for general corporate purposes. Such purposes may also include possible acquisitions of, or investments in, businesses and technologies that are complementary to those of the Company. There can be no assurance that the remaining net proceeds from the Offering will be sufficient to pay for future acquisitions, planned research and development projects or other growth-oriented activities, which could require the Company to incur additional debt or other financing that could impose restrictive covenants and other terms having a material adverse effect on the Company's business, financial condition and results of operations.

     The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

YEAR 2000 READINESS DISCLOSURE

     Many currently installed computer systems and software products are coded to accept only two digit entries in date code fields. Beginning in the year 2000, many of these systems will need to be modified to accept four digit entries or otherwise distinguish twenty-first century dates from twentieth century dates. As a result, over the next three quarters, many companies will need to upgrade their computer systems and software products to comply with these "Year 2000" requirements.

                                  Form 10-Q

     In September 1998, the Company formed its Year 2000 Readiness Committee to oversee the Company's Year 2000 Readiness Assessment Program, which includes the following tasks:

     .    establishing a standard for Year 2000 Readiness;

     . designing test parameters for the Company's products, information technology ("IT") and non-IT systems;

     . overseeing the remediation program, including establishing priorities for remediation and allocating available resources;

     . overseeing the communication of the status of the Company's efforts to its customers; and

     . establishing contingency plans in the event that the Company experiences Year 2000 disruptions.

     The Company describes its products as "Year 2000 Ready" when they have been successfully tested using the procedure prescribed in the Readiness Assessment Program. This procedure defines the criteria used to design tests that seek to determine the Year 2000 readiness of a product. Under the Company's criteria, a software product is Year 2000 Ready if it:

     . will completely and accurately address, present (in a two-digit format), produce, store and calculate data involving dates beginning January 1, 2000 and will not produce abnormally ending or incorrect results involving such dates as used in many forward or regression date based functions;

     . will provide that all "date" related functionalities and data fields include the indication of century and millennium, whether shown on-screen or internally noted; and

     . will perform calculations that involve a four-digit year field, provided that the data input into the software from any other source has the same Year 2000 capabilities and is in a format that is compatible with the Company's software.

     Because the latest versions of the Company's products are designed to be Year 2000 compliant, the Year 2000 remediation efforts with respect to our own products have focused on determining the compliance of our earlier software products as implemented in our installed customer base, as well as the impact of any non-compliance on us and our customers. The Company offers its customers the alternatives of implementing a modification to their non-compliant versions of the software or migrating to a later version of the software that is Year 2000 Ready. Because the Company's software is often marketed as an integrated system that includes hardware and operating or interface software from third parties over which the Company can assert little control, the Year 2000 Readiness Committee is evaluating the Year 2000 Readiness of such systems and the risks associated with the failure of such third parties to adequately address the Year 2000 issue.

     The Company's Year 2000 Readiness Committee is also addressing Year 2000 readiness with respect to both IT and non-IT systems on which the Company's operations rely. As a result of the Company's recent rapid growth, it has, or expects it will have by the end of 1999, replaced or significantly upgraded substantially all of the core IT systems, including those related to sales, customer service, human resources, finance and other enterprise resource planning functions. The Company believes that the upgraded systems are all Year 2000 Ready, and it has received assurances from the vendors of these systems

                                  Form 10-Q
to that effect. The Company is reviewing its remaining IT systems for Year 2000 Readiness and expects to modify, replace or discontinue the use of non-compliant systems before the end of 1999. In addition, the Company is in the process of evaluating its Year 2000 readiness with respect to non-IT systems, including systems embedded in its communications and office facilities. In many cases these facilities have been recently upgraded or are scheduled to be upgraded before year-end 1999 as a result of the Company's recent growth. Finally, because the Company relies upon relationships with third parties, such as providers of telecommunications and similar infrastructure services, over which it can assert little control, the Year 2000 Readiness Committee is also assessing the risks associated with the failure of these third parties to adequately address Year 2000 issues.

     The Company does not currently believe that the effects of any Year 2000 non-compliance in its installed base of software will result in a material adverse effect on its business, financial condition or results of operations. However, the Company's investigation is in its preliminary stages, and the Company may be exposed to potential claims resulting from system problems associated with the century change. There can also be no assurance that the Company's software products that are designed to be Year 2000 compliant contain all necessary date code changes. In addition, Year 2000 non-compliance in the Company's internal IT systems or certain non-IT systems on which the Company's operations rely or by the Company's business partners may have an adverse impact on our business, financial condition or results of operations.

     The majority of the work performed for the Company's Year 2000 Readiness Assessment Program has been completed by the Company's staff. The total costs for completing the Year 2000 Readiness Assessment Program, including modifications to the Company's software products, is estimated to be between $0.5 million and $1.0 million, funded through the Company's internal operating cash flows. This cost does not include the cost of new software, or for modifications to existing software, or the Company's core IT and non-IT systems, as these projects were not accelerated due to the Year 2000 issue.

     The Company's evaluation of Year 2000 issues includes the development of contingency plans for business functions that are most susceptible to a substantive risk of disruption resulting from a Year 2000 related event. Because the Company has not yet identified any business function that is materially at risk of Year 2000 related disruption, the Company has not yet developed detailed contingency plans specific to Year 2000 events for any business function. The Company is prepared for the possibility, however, that it may identify risks in certain business functions, and it will develop contingency plans for these business functions when and if it identifies them as being at risk.

  FORWARD LOOKING STATEMENTS

     Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect the Company's future results, please see Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

                                  Form 10-Q

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLAIMERS ABOUT MARKET RISK.

FOREIGN EXCHANGE

     During 1998, the Company commenced operations in the United Kingdom. Total revenues for the United Kingdom were approximately 5% of the Company's total revenues for the three months ended March 31, 1999.

     The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company during the first quarter of 1999 was not material.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at March 31, 1999 was approximately 4%. The fair value of securities held at March 31, 1999 was $26.3 million.

                                  Form 10-Q
                                Page 15 of 17

                                    PART II
                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

         No events occurred during the quarter covered by this Report that would require a response to this Item.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

         No events occurred during the quarter covered by this Report that would require a response to this Item.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

         No events occurred during the quarter covered by this Report that would require a response to this Item.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No events occurred during the quarter covered by this Report that would require a response to this Item.

ITEM 5.   OTHER INFORMATION.

         No events occurred during the quarter covered by this Report that would require a response to this Item.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               The following exhibits are filed with this Report:

               Exhibit 27.1  Financial Data Schedule.

          (b)  Reports filed on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                  Form 10-Q

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MANHATTAN ASSOCIATES, INC.


Date:    May 12, 1999                 /s/ Alan J. Dabbiere
                                      -----------------------------------------
                                      Alan J. Dabbiere
                                      Chairman of the Board, Chief Executive
                                      Officer and President
                                      (Principal Executive Officer)


Date:    May 12, 1999                 /s/ Michael J. Casey
                                      -----------------------------------------
                                      Michael J. Casey
                                      Senior Vice President, Chief Financial
                                      Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)


                                   Form 10-Q
                                 Page 17 of 17