Form 10-Q
period 1999-06-30
MANHATTAN ASSOCIATES INC
filed 1999-08-16
CIK 1056696

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

                  For the quarterly period ended June 30, 1999

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                        --------------   -------------

                        Commission File Number:  0-23999


                           MANHATTAN ASSOCIATES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                         Georgia                                                               58-2373424
(State or Other Jurisdiction of Incorporation or Organization)                   (I.R.S. Employer Identification No.)

             2300 Windy Ridge Parkway, Suite 700                                                  30339
                       Atlanta, Georgia                                                         (Zip Code)
            (Address of Principal Executive Offices)

      Registrant's Telephone Number, Including Area Code:  (770) 955-7070

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of capital stock as of August 12, 1999, the latest practicable date, is as follows: 24,123,687 shares of Common Stock, $0.01 par value per share.


===============================================================================

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                          Quarter Ended June 30, 1999

                               TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited)
           and December 31, 1998                                                                           3

         Condensed Consolidated Statements of Income for the three months ended
           June 30, 1999 and 1998 (unaudited) and for the six months ended
           June 30, 1999 and 1998 (unaudited)                                                              4

         Condensed Consolidated Statements of Cash Flows for the six months
           ended June 30, 1999 and 1998 (unaudited)                                                        5

         Notes to Condensed Consolidated Financial Statements (unaudited)                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                                           10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                                      19

                                   PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.                                                                               20

Item 2.  Changes in Securities and Use of Proceeds.                                                       20

Item 3.  Defaults Upon Senior Securities.                                                                 20

Item 4.  Submission of Matters to a Vote of Security Holders.                                             20

Item 5.  Other Information.                                                                               21

Item 6.  Exhibits and Reports on Form 8-K.                                                                21

Signatures.                                                                                               22

                                   Form 10-Q

                                     PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements.


                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                       June 30, 1999             December 31, 1998
                                                                                       -------------             -----------------
                                                                                        (unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents.....................................................           $16,313                   $27,751
  Short-term investments........................................................            12,400                     5,012
  Accounts receivable, net of allowance for doubtful accounts of $3,093
     and $1,600 at June 30, 1999 and December 31, 1998, respectively............            26,850                    20,806
  Deferred income taxes.........................................................             1,193                       622
  Refundable income taxes.......................................................               474                       342
  Prepaid expenses and other current assets.....................................               731                     1,328
                                                                                           -------                   -------
     Total current assets.......................................................            57,961                    55,861

Property and equipment, net.....................................................             9,431                     7,431
Deferred taxes..................................................................               155                       155
Intangible and other assets.....................................................             4,617                     4,328
                                                                                           -------                   -------
     Total assets...............................................................           $72,164                   $67,775
                                                                                           =======                   =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities......................................           $ 7,226                   $ 8,196
  Current portion of capital lease obligations..................................               142                       126
  Deferred revenue..............................................................             8,322                     2,978
                                                                                           -------                   -------
     Total current liabilities..................................................            15,690                    11,300

Long-term portion of capital lease obligations..................................               820                       840

Shareholders' equity:
  Preferred stock, no par value; 20,000,000 shares authorized, no shares issued
    or outstanding at June 30, 1999 and December 31, 1998.......................                --                        --
  Common stock, $.01 par value; 100,000,000 shares authorized, 24,041,887 and
    23,937,874 shares issued and outstanding at June 30, 1999 and
    December 31, 1998, respectively.............................................               241                       239
  Additional paid-in capital....................................................            53,436                    53,305
  Retained earnings.............................................................             2,536                     3,056
  Accumulated foreign currency translation adjustment...........................               (56)                       (7)
  Deferred compensation.........................................................              (503)                     (958)
                                                                                           -------                   -------
    Total shareholders' equity..................................................            55,654                    55,635
                                                                                           -------                   -------
      Total liabilities and shareholders' equity................................           $72,164                   $67,775
                                                                                           =======                   =======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                   Form 10-Q

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                Three Months Ended                      Six Months Ended
                                                                     June 30,                               June 30,
                                                         ------------------------------       ----------------------------------
                                                              1999              1998                1999                1998
                                                         ------------      ------------       --------------      --------------
Revenue:
  Software license.......................................     $ 3,095           $ 2,849              $ 7,532             $ 5,001
  Services...............................................      12,811             7,169               23,769              12,453
  Hardware...............................................       3,933             4,076                6,688               8,010
                                                              -------           -------              -------             -------
     Total revenue.......................................      19,839            14,094               37,989              25,464

Cost of revenue:
  Software license.......................................         386               171                  576                 240
  Services...............................................       7,542             3,377               13,584               5,896
  Hardware...............................................       3,000             2,924                5,044               6,004
                                                              -------           -------              -------             -------
     Total cost of revenue...............................      10,928             6,472               19,204              12,140
                                                              -------           -------              -------             -------
Gross margin.............................................       8,911             7,622               18,785              13,324

Operating expenses:
  Research and development...............................       3,082             1,937                5,801               3,222
  Acquired research and development......................          --                --                   --               1,602
  Sales and marketing....................................       4,043             2,008                8,087               3,321
  General and administrative.............................       3,266             1,370                6,274               2,497
                                                              -------           -------              -------             -------
     Total operating expenses............................      10,391             5,315               20,162              10,642
                                                              -------           -------              -------             -------
Operating income (loss)..................................      (1,480)            2,307               (1,377)              2,682
Other income, net........................................         271               278                  533                 292
                                                              -------           -------              -------             -------
Income (loss) before income taxes........................      (1,209)            2,585                 (844)              2,974
Income tax expense (benefit):
 Tax provision as a 'C' Corporation......................        (449)              702                 (324)                702
 Deferred tax adjustment.................................          --              (316)                  --                (316)
                                                              -------           -------              -------             -------
Historical net income (loss).............................     $  (760)          $ 2,199              $  (520)            $ 2,588
                                                              =======           =======              =======             =======

Historical basic net income (loss) per share.............     $ (0.03)          $  0.10              $ (0.02)            $  0.12
                                                              =======           =======              =======             =======
Historical diluted net income (loss) per share...........     $ (0.03)            $0.09              $ (0.02)              $0.11
                                                              =======           =======              =======             =======

Income (loss) before pro forma income taxes..............      (1,209)            2,585                 (844)              2,974
Pro forma income tax expense (benefit)...................        (449)              904                 (324)              1,617
                                                              -------           -------              -------             -------
Pro forma net income (loss)..............................     $  (760)          $ 1,681              $  (520)            $ 1,357
                                                              =======           =======              =======             =======

Pro forma basic net income (loss) per share..............     $ (0.03)            $0.07              $ (0.02)              $0.06
                                                              =======           =======              =======             =======
Pro forma diluted net income (loss) per share............     $ (0.03)            $0.07              $ (0.02)              $0.06
                                                              =======           =======              =======             =======


 See accompanying Notes to Condensed Consolidated Financial Statements.

                                   Form 10-Q

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                              --------------------------------------
                                                                                 1999                         1998
                                                                              -----------                  ---------
Operating activities:
  Net loss or pro forma net income....................................         $   (520)                    $  1,357
  Adjustments to reconcile net loss or pro forma net income to net cash provided by operating activities:
     Pro forma income taxes...........................................               --                        1,231
     Depreciation and amortization....................................            2,135                          584
     Stock compensation...............................................               94                          124
     Gain on sale of equipment........................................              (22)                          --
     Acquired research and development................................               --                        1,602
     Deferred income taxes............................................             (571)                        (386)
     Accrued interest on note payable to shareholder..................               --                           34
     Changes in operating assets and liabilities:
      Accounts receivable, net........................................           (6,092)                      (5,399)
      Other assets....................................................              352                          (24)
      Accounts payable and accrued liabilities........................           (1,075)                       1,741
      Deferred revenue................................................            5,345                          953
                                                                               --------                     --------
  Net cash provided by (used in) operating activities.................             (354)                       1,817

Investing activities:
  Purchase of property and equipment...................................           (3,263)                      (3,039)
  Proceeds from the sale of equipment..................................               22                           --
  Capitalized software development costs...............................             (836)                          --
  Purchase of short-term investments, net..............................           (7,388)                          --
  Payments in connection with the acquisition of Performance
    Analysis Corporation, net of cash acquired.........................               --                       (1,351)
                                                                               --------                     --------
  Net cash used in investing activities................................          (11,465)                      (4,390)

Financing activities:
  Distributions to shareholders....................................                  --                      (11,720)
  Payment of capital lease obligations.............................                (106)                          --
  Borrowings under note payable to shareholder.....................                  --                          900
  Repayment of note payable to shareholder.........................                  --                       (1,953)
  Proceeds from issuance of common stock...........................                 494                       48,259
                                                                               --------                     --------
 Net cash provided by financing activities............................              388                       35,486
     Foreign currency impact on cash..................................               (7)                          --
                                                                               --------                     --------
 Net increase (decrease) in cash and cash equivalents.................          (11,438)                      32,913
 Cash and cash equivalents at beginning of period.....................           27,751                        3,194
                                                                               --------                     --------
 Cash and cash equivalents at end of period...........................         $ 16,313                     $ 36,107
                                                                               ========                     ========
Supplemental cash flow disclosures:
  Issuance of common stock in connection with acquisition of
    Performance Analysis Corporation..................................         $     --                     $  1,067
                                                                               ========                     ========
  Assets acquired under capital lease.................................         $    102                     $     --
                                                                               ========                     ========
  Cash paid for income taxes........................................           $    263                     $    839
                                                                               ========                     ========

     See accompanying Notes to Condensed Consolidated Financial Statements.


                                   Form 10-Q

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1999
                                  (unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at June 30, 1999, the results of operations for the three and six month periods ended June 30, 1999 and 1998 and changes in cash flows for the six month periods ended June 30, 1999 and 1998. The interim results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998.

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

                                   Form 10-Q

4.   Revenue Recognition

     The Company recognizes revenue in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999. For those contracts which contain significant future obligations, license revenue is recognized under the percentage of completion method.

     Consulting services are generally billed on an hourly basis and revenue is recognized as the work is performed. Maintenance revenue from ongoing customer support is billed in advance for a one year period and recorded as revenue ratably over the billing period. Hardware revenue is billed and recognized upon shipment.

5.   Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of "comprehensive income" and its components. Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total historical comprehensive loss was $790,000 and $569,000 for the three month and six month periods ended June 30, 1999, respectively. Total historical comprehensive income was $2.2 million and $2.6 million for the three month and six month periods ended June 30, 1998, respectively.


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


                                   Form 10-Q

     No adjustment is necessary for historical and pro forma net income for net income per share presentation. The following is a reconciliation of the shares used in the computation of net income per share:

                                                   Three Months Ended                       Three Months Ended
                                                      June 30, 1999                           June 30, 1998
                                          -----------------------------------       --------------------------------
                                                Basic              Diluted               Basic            Diluted
                                          ---------------     ---------------       --------------    --------------
                                                       Historical                               Historical
                                          -----------------------------------       --------------------------------
                                                     (in thousands)                           (in thousands)

Weighted Shares...........................         24,029              24,029               22,822            22,822
Effect of CES's...........................             --                  --                   --             2,603
                                                   ------              ------               ------            ------
                                                   24,029              24,029               22,822            25,425
                                                   ======              ======               ======            =======


                                                Basic              Diluted               Basic            Diluted
                                          ---------------     ---------------       --------------    --------------
                                                        Pro Forma                               Pro Forma
                                          -----------------------------------       --------------------------------

Weighted Shares...........................         24,029              24,029               22,822            22,822
Effect of CES's...........................             --                  --                   --             2,603
                                                   ------              ------               ------            ------
                                                   24,029              24,029               22,822            25,425
                                                   ======              ======               ======            ======

                                                    Six Months Ended                         Six Months Ended
                                                      June 30, 1999                           June 30, 1998
                                          -----------------------------------       --------------------------------
                                                Basic              Diluted               Basic            Diluted
                                          ---------------     ---------------       --------------    --------------
                                                       Historical                               Historical
                                          -----------------------------------       --------------------------------

Weighted Shares...........................         24,006              24,006               21,459            21,459
Effect of CES's...........................             --                  --                   --             2,422
                                                   ------              ------               ------            ------
                                                   24,006              24,006               21,459            23,881
                                                   ======              ======               ======            ======

                                                Basic              Diluted               Basic            Diluted
                                          ---------------     ---------------       --------------    --------------
                                                        Pro Forma                               Pro Forma
                                          -----------------------------------       --------------------------------

Weighted Shares...........................         24,006              24,006               21,459            21,459
Shares to Minority Holder.................             --                  --                   27                27
Distribution Shares.......................             --                  --                   45                45
Effect of CES's...........................             --                  --                   --             2,422
                                                   ------              ------               ------            ------
                                                   24,006              24,006               21,531            23,953
                                                   ======              ======               ======            ======


                                   Form 10-Q

7.   Income Taxes

     Prior to the Conversion, the Company elected to report as a limited liability company that was treated as a partnership for income tax purposes (see
Note 3), and as a result, the Company was not subject to federal and state income taxes. After the Conversion, the Company became subject to federal and state income taxes. In connection with the Conversion, the Company recognized a one-time benefit in April 1998 of $316,000 by recording the asset related to the future reduction of income tax payments due to temporary differences between the recognition of income for financial statements and income tax regulations. Pro forma net income amounts discussed herein include provisions for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes as a taxable corporate entity throughout the periods presented. Pro forma income tax provisions reflect the Company's anticipated effective annual tax rate of 36% for the three month and six month periods ended June 30, 1998. For the three month and six month periods ended June 30, 1999, the pro forma income tax provision equals the historical income tax provision.

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

     The Company recognizes revenue in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999. For those contracts which contain significant future obligations, license revenue is recognized under the percentage of completion method.

     Consulting services are generally billed on an hourly basis and revenue is recognized as the work is performed. Maintenance revenue from ongoing customer support is billed in advance for a one year period and recorded as revenue ratably over the billing period. Hardware revenue is billed and recognized upon shipment.

     Prior to the Conversion, the Company elected to report as a limited liability company that was treated as a partnership for income tax purposes, and as a result, the Company was not subject to federal and state income taxes. Pro forma net income amounts discussed herein include additional provisions for income taxes on a pro forma basis as if the Company was liable for federal and state income taxes as a taxable corporate entity throughout the periods presented. The pro forma tax provision is calculated by applying the Company's statutory tax rate to pre-tax income, adjusted for permanent tax differences. The Company's status as a limited liability company terminated immediately prior to the effectiveness of the Offering, and the Company was thereafter taxed as a business corporation. See Notes to Condensed Consolidated Financial Statements.

                                   Form 10-Q

Results of Operations

   Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

  Revenue

     Total revenue increased 41% to $19.8 million for the three months ended June 30, 1999 from $14.1 million for the three months ended June 30, 1998. Total revenue consists of software license revenue, revenue derived from consulting, maintenance and other services and revenue from the sale of hardware. The increase in total revenue was primarily due to an increase in revenue from services and software licenses.

     Software License. Software license revenue increased 9% to $3.1 million for the three months ended June 30, 1999 from $2.8 million for the three months ended June 30, 1998. The increase in revenue from software licenses was primarily due to an increase in the number of licenses of the Company's products.

     Services. Services revenue increased 79% to $12.8 million for the three months ended June 30, 1999 from $7.2 million for the three months ended June 30, 1998. The increase in revenue from services was principally due to the increased demand for these services resulting from the increased demand for the Company's products.

     Hardware. Hardware revenue decreased 4% to $3.9 million for the three months ended June 30, 1999 from $4.1 million for the three months ended June 30, 1998. The decrease in revenue from hardware was principally a result of a higher demand for hardware products during the three months ended June 30, 1998 as compared to the three months ended June 30, 1999.

  Cost of Revenue

     Cost of Software License. Cost of software license revenue consists of the costs of software reproduction and delivery, media, packaging, documentation and other related costs and the amortization of purchased software and capitalized research and development costs. Cost of software license revenue increased to $386,000, or 13% of software license revenue, for the three months ended June 30, 1999 from $171,000, or 6% of software license revenue, for the three months ended June 30, 1998. Cost of software license revenue increased primarily due to an increase in the amortization of capitalized research and development expenses. In addition, approximately $180,000 of capitalized research and development costs relating to discontinued projects was expensed during the three months ended June 30, 1999.

     Cost of Services. Cost of services revenue consists primarily of consultant salaries and other personnel-related expenses incurred in system implementation projects and software support services. Cost of services revenue increased to $7.5 million, or 59% of services revenue, for the three months ended June 30, 1999 from $3.4 million, or 47% of services revenue, for the three months ended June 30, 1998. The increase in cost of services revenue was primarily due to increased personnel as a result of the increased demand for services. The increase in cost of services revenue as a percentage of services revenue was primarily due to increased training and other costs related to the increase in services personnel.

     Cost of Hardware. Cost of hardware revenue increased to $3.0 million, or 76% of hardware revenue, for the three months ended June 30, 1999 from $2.9 million, or 72% of hardware revenue, for the three months ended June 30, 1998. The increase in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with relatively lower gross margins during the three month period ended June 30, 1999 as compared to hardware sales during the three month period ended June 30, 1998.

                                   Form 10-Q

  Operating Expenses

     Research and Development.   Research and development expenses principally
consist of salaries and other personnel-related costs. The Company's research and development expenses increased by 59% to $3.1 million, or 16% of total revenue, for the three months ended June 30, 1999 from $1.9 million, or 14% of total revenue, for the three months ended June 30, 1998. The increase in research and development expenses resulted from an increase in the number of research and development personnel during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Significant product development efforts during the three months ended June 30, 1999 included the continued development of the N-Tier version of PkMS, the continued development of PkMS and, to a lesser extent, the development of the Windows based version of SLOT-IT and the continued development of SLOT-IT. During the three months ended June 30, 1999, the Company capitalized $349,000 of research and development expenses. Those capitalized costs will be amortized over three years commencing upon the availability of the anticipated products. The Company believes that a continued commitment to product development will be required for the Company to remain competitive and expects the dollar amount of research and development expenses to continue to increase in the near future.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions and other personnel-related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased by 101% to $4.0 million, or 20% of total revenue, for the three months ended June 30, 1999 from $2.0 million, or 14% of total revenue, for the three months ended June 30, 1998. The increase in sales and marketing expenses was the result of additional sales and marketing personnel and expanded marketing program activities.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial and human resources and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 138% to $3.3 million, or 16% of total revenue, for the three months ended June 30, 1999 from $1.4 million, or 10% of total revenue, for the three months ended June 30, 1998. The increase in general and administrative expenses was primarily due to increased personnel, recruiting expenses, rent and other administrative expenses necessary to support the Company's growth.

  Income Taxes

     Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 1999 was a benefit of $449,000 as compared to a provision for income taxes of $386,000, net of a one-time benefit of $316,000, for the three months ended June 30, 1998.

     Prior to the initial public offering in April 1998 (the "Offering"), the Company's predecessor, Manhattan Associates Software, LLC, was treated as a partnership and was not subject to federal income taxes. The income or loss of Manhattan Associates Software, LLC was included in the owners' individual federal and state tax returns. In connection with the conversion of Manhattan Associates, LLC to Manhattan Associates, Inc. in April 1998, the Company recognized a one-time benefit of $316,000 by recording the asset related to the future reduction of income tax payments due to temporary differences between the recognition of income for financial statements and income tax regulations.

     Pro Forma Provision for Income Taxes. The pro forma provision for income taxes for the three months ended June 30, 1998 was $904,000. For the three month period ended June 30, 1999, the pro forma income tax provision equals the historical income tax provision.


                                   Form 10-Q

  Net Income (Loss) per Share

     Net Income (Loss) per Share. Net loss was $760,000, or $0.03 per diluted share, for the three months ended June 30, 1999, compared to pro forma net income of $1.7 million, or $0.07 per diluted share, for the three months ended June 30, 1998.

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

  Revenue

     Total revenue increased 49% to $38.0 million for the six months ended June 30, 1999, from $25.5 million for the six months ended June 30, 1998. Total revenue consists of software license revenue, revenue derived from consulting, maintenance and other services and revenue from the sale of hardware.

     Software License. Software license revenue increased 51% to $7.5 million for the six months ended June 30, 1999 from $5.0 million for the six months ended June 30, 1998. The increase in revenue from software licenses was primarily due to an increase in the number of licenses of the Company's products.

     Services. Services revenue increased 91% to $23.8 million for the six months ended June 30, 1999 from $12.5 million for the six months ended June 30,
1998.   The increase in revenue from services was principally due to the increased demand for these services resulting from the increased demand for the Company's products.

     Hardware. Hardware revenue decreased 17% to $6.7 million for the six months ended June 30, 1999 from $8.0 million for the six months ended June 30, 1998. The decrease in revenue from hardware was principally a result of a higher demand for hardware products during the six months ended June 30, 1998 as compared to the six months ended June 30, 1999.

  Cost of Revenue

     Cost of Software License. Cost of software license revenue consists of the costs of software reproduction and delivery, media, packaging, documentation and other related costs and the amortization of purchased software and capitalized research and development costs. Cost of software license revenue increased to $576,000, or 8% of software license revenue, for the six months ended June 30, 1999 from $240,000, or 5% of software license revenue, for the six months ended June 30, 1998. Cost of software license revenue increased principally due to an increase in the amortization of purchased software from the PAC Acquisition and the amortization of capitalized research and development expenses. In addition, approximately $180,000 of capitalized research and development costs relating to discontinued projects was expensed during the six months ended June 30, 1999.

     Cost of Services. Cost of services revenue consists primarily of consultant salaries and other personnel-related expenses incurred in system implementation projects and software support services. Cost of services revenue increased to $13.6 million, or 57% of services revenue, for the six months ended June 30, 1999 from $5.9 million, or 47% of services revenue, for the six months ended June 30, 1998. The increase in cost of services revenue was primarily due to increased personnel as a result of increased demand for services. The increase in cost of services revenue as a percentage of services revenue was primarily due to increased training and other costs related to the increase in services personnel.

                                   Form 10-Q

     Cost of Hardware. Cost of hardware revenue decreased to $5.0 million, or 75% of hardware revenue, for the six months ended June 30, 1999 from $6.0 million, or 75% of hardware revenue, for the six months ended June 30, 1998.

  Operating Expenses

     Research and Development.   Research and development expenses principally
consist of salaries and other personnel-related costs. The Company's research and development expenses increased by 80% to $5.8 million, or 15% of total revenue, for the six months ended June 30, 1999 from $3.2 million, or 13% of total revenue, for the six months ended June 30, 1998. The increase in research and development expenses resulted from an increase in the number of research and development personnel during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Significant product development efforts during the six months ended June 30, 1999 included the continued development of the N-Tier version of PkMS, the continued development of PkMS and, to a lesser extent, the development of the Windows based version of SLOT-IT and the continued development of SLOT-IT. During the six months ended June 30, 1999, the Company capitalized $836,000 of research and development expenses. Those capitalized costs will be amortized over three years commencing upon the availability of the anticipated products.

     Acquired Research and Development. In February 1998, the Company purchased all of the outstanding stock of PAC for approximately $2.2 million in cash and 106,666 shares of the Company's common stock valued at $10.00 per share. The acquisition was accounted for as a purchase. In connection with this acquisition, approximately $1.6 million of the purchase price was allocated to acquired research and development and expensed during the first quarter of 1998.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions and other personnel-related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased by 144% to $8.1 million, or 21% of total revenue, for the six months ended June 30, 1999 from $3.3 million, or 13% of total revenue, for the six months ended June 30, 1998. The increase in sales and marketing expenses was the result of additional sales and marketing personnel and expanded marketing program activities.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial and human resources and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 151% to $6.3 million, or 16% of total revenue, for the six months ended June 30, 1999 from $2.5 million, or 10% of total revenue, for the six months ended June 30, 1998. The increase in general and administrative expenses was principally due to increased personnel, recruiting expenses, rent and other administrative expenses necessary to support the Company's growth.

  Income Taxes

     Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 1999 was a benefit of $324,000 as compared to a provision for income taxes of $386,000, net of a one-time benefit of $316,000, for the six months ended June 30, 1998.


                                   Form 10-Q

     Prior to the Offering, the Company's predecessor, Manhattan Associates Software, LLC, was treated as a partnership and was not subject to federal income taxes. The income or loss of Manhattan Associates Software, LLC was included in the owners' individual federal and state tax returns. In connection with the conversion of Manhattan Associates, LLC to Manhattan Associates, Inc. in April 1998, the Company recognized a one-time benefit of $316,000 by recording the asset related to the future reduction of income tax payments due to temporary differences between the recognition of income for financial statements and income tax regulations.

     Pro Forma Provision for Income Taxes. The pro forma provision for income taxes for the six months ended June 30, 1998 was $1.6 million. For the six month period ended June 30, 1999, the pro forma income tax provision equals the historical income tax provision.

  Net Income (Loss) per Share

     Net Income (Loss) per Share. Net loss was $520,000, or $0.02 per diluted share, for the six months ended June 30, 1999 compared to pro forma net income, excluding the effect of a one-time acquired research and development charge of $1.6 million, of $3.0 million, or $0.12 per diluted share, for the six months ended June 30, 1998. Including the effect of the one-time acquired research and development charge, the Company's pro forma net income was $1.4 million, or $0.06 per diluted share, for the six months ended June 30, 1998.


Liquidity and Capital Resources

     Since inception, the Company has funded its operations primarily through cash generated from operations and the Offering. In addition, the Company previously borrowed money from its majority shareholder, which it has subsequently repaid. As of June 30, 1999, the Company had $28.7 million in cash, cash equivalents and short-term investments.

     Cash used for operating activities was approximately $354,000 for the six months ended June 30, 1999 while the operating activities provided cash of $1.8 million for the six months ended June 30, 1998. The cash used for operating activities was principally the result of the net loss for the six months ended June 30, 1999, an increase in accounts receivable of approximately $6.1 million, partially reduced by an increase in deferred revenue of approximately $5.3 million and other changes in cash provided by operating activities.

     Cash used for investing activities was approximately $11.5 million for the six months ended June 30, 1999 and $4.4 million for the six months ended June 30, 1998. The use of cash for the six months ended June 30, 1999 was primarily for the purchase of short-term investments and the purchase of capital equipment, such as computer equipment and furniture and fixtures, to support the Company's growth. In addition, the Company capitalized $836,000 of research and development costs during the six months ended June 30, 1999.

     Cash provided by financing activities was approximately $388,000 for the three months ended June 30, 1999 and $35.5 million for the three months ended June 30, 1998. The principal source of cash provided by financing activities for the three months ended June 30, 1999 was the proceeds from the issuance of Common Stock pursuant to the exercise of stock options, partially reduced by the payment of capital lease obligations.


                                   Form 10-Q

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

     In April 1998, the Company completed the Offering, in which the Company received net proceeds of approximately $47.3 million after deducting underwriting discounts and offering expenses. The Company applied a portion of the net proceeds to repay all of the Company's outstanding indebtedness to Silicon Valley Bank ($7.0 million) and a note payable to the Company's Chairman of the Board, Chief Executive Officer and President ($1.9 million). Prior to the Offering, the Company made payments of $11.7 million in distributions to its shareholders. The balance of the net proceeds of the Offering (approximately $34.0 million) has been and will continue to be utilized for general corporate purposes. Such purposes may also include possible acquisitions of, or investments in, businesses and technologies that are complementary to those of the Company. There can be no assurance that the remaining net proceeds from the Offering will be sufficient to pay for future acquisitions, planned research and development projects or other growth-oriented activities, which could require the Company to incur additional debt or other financing that could impose restrictive covenants and other terms having a material adverse effect on the Company's business, financial condition and results of operations.

     The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.


Year 2000 Readiness Disclosure

     Many currently installed computer systems and software products are coded to accept only two digit entries in date code fields. Beginning in the year 2000, many of these systems will need to be modified to accept four digit entries or otherwise distinguish twenty-first century dates from twentieth century dates. As a result, over the next few months, many companies will need to upgrade their computer systems and software products to comply with these "Year 2000" requirements.

     In September 1998, the Company formed its Year 2000 Readiness Committee to oversee the Company's Year 2000 Readiness Assessment Program, which includes the following tasks:

     - establishing a standard for Year 2000 Readiness;

     - designing test parameters for the Company's products, information technology ("IT") and non-IT systems;

     - overseeing the remediation program, including establishing priorities for remediation and allocating available resources;

     - overseeing the communication of the status of the Company's efforts to its customers; and

     - establishing contingency plans in the event that the Company experiences Year 2000 disruptions.


                                   Form 10-Q

     The Company describes its products as "Year 2000 Ready" when they have been successfully tested using the procedure prescribed in the Readiness Assessment Program. This procedure defines the criteria used to design tests that seek to determine the Year 2000 readiness of a product. Under the Company's criteria, a software product is Year 2000 Ready if it:

     - will completely and accurately address, present (in a two-digit format), produce, store and calculate data involving dates beginning January 1, 2000 and will not produce abnormally ending or incorrect results involving such dates as used in many forward or regression date based functions;

     - will provide that all "date" related functionalities and data fields include the indication of century and millennium, whether shown on-screen or internally noted; and

     - will perform calculations that involve a four-digit year field, provided that the data input into the software from any other source has the same Year 2000 capabilities and is in a format that is compatible with the Company's software.

     Because the latest versions of the Company's products are designed to be Year 2000 compliant, the Year 2000 remediation efforts with respect to the Company's products have focused on determining the compliance of the Company's earlier software products as implemented in the Company's installed customer base, as well as the impact of any non-compliance on the Company and its customers. The Company offers its customers the alternatives of implementing a modification to their non-compliant versions of the software or migrating to a later version of the software that is Year 2000 Ready. Because the Company's software is often marketed as an integrated system that includes hardware and operating or interface software from third parties over which the Company can assert little control, the Year 2000 Readiness Committee is evaluating the Year 2000 Readiness of such systems and the risks associated with the failure of such third parties to adequately address the Year 2000 issue. The Company makes no representation with respect to third party hardware or software.

     The Company's Year 2000 Readiness Committee is also addressing Year 2000 readiness with respect to both IT and non-IT systems on which the Company's operations rely. As a result of the Company's recent rapid growth, it has, or expects it will have by the end of 1999, replaced or significantly upgraded substantially all of the core IT systems, including those related to sales, customer service, human resources, finance and other enterprise resource planning functions. The Company believes that the upgraded systems are all Year 2000 Ready, and it has received assurances from the vendors of these systems to that effect. The Company is reviewing its remaining IT systems for Year 2000 Readiness and expects to modify, replace or discontinue the use of non-compliant systems before the end of 1999. In addition, the Company is in the process of evaluating its Year 2000 readiness with respect to non-IT systems, including systems embedded in its communications and office facilities. In many cases these facilities have been recently upgraded or are scheduled to be upgraded before year-end 1999 as a result of the Company's recent growth. Finally, because the Company relies upon relationships with third parties, such as providers of telecommunications and similar infrastructure services, over which it can assert little control, the Year 2000 Readiness Committee is also assessing the risks associated with the failure of these third parties to adequately address Year 2000 issues.


                                   Form 10-Q

     The Company does not currently believe that the effects of any Year 2000 non-compliance in its installed base of software will result in a material adverse effect on its business, financial condition or results of operations. However, the Company's investigation has not been completed, and the Company may be exposed to potential claims resulting from system problems associated with the century change. There can also be no assurance that the Company's software products that are designed to be Year 2000 compliant contain all necessary date code changes. In addition, Year 2000 non-compliance in the Company's internal IT systems or certain non-IT systems on which the Company's operations rely or by the Company's business partners may have an adverse impact on the Company's business, financial condition or results of operations.

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

     The Company's evaluation of Year 2000 issues includes the development of contingency plans for business functions that are most susceptible to a substantive risk of disruption resulting from a Year 2000 related event.
Because the Company has not yet identified any business function that is materially at risk of Year 2000 related disruptions, the Company has not yet developed detailed contingency plans specific to Year 2000 events for any business function. The Company is prepared for the possibility, however, that it may identify risks in certain business functions, and it will develop contingency plans for these business functions when and if it identifies them as being at risk.

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


                                   Form 10-Q

Item 3. Quantitative and Qualitative Disclaimers About Market Risk.

Foreign Exchange

     During 1998, the Company commenced operations in the United Kingdom. Total revenues for the United Kingdom were approximately 5% of the Company's total revenues for the three months ended June 30, 1999.

     The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.
Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company during the second quarter of 1999 was not material.

Interest Rates

     The Company invests its cash in a variety of financial instruments, including taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances.

     Interest income on the Company's investments is carried in "Other income, net" on the Company's Consolidated Financial Statements. The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at June 30, 1999 was approximately 4%. The fair value of securities held at June 30, 1999 was $26.5 million.


                                   Form 10-Q

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

Item 4.  Submission of Matters to a Vote of Security Holders.

      (a) The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on May 15, 1999. There were present at the Annual Meeting, in person or by proxy, holders of 22,351,511 shares (or 93%) of the Common Stock entitled to vote.

      (b) The following directors were elected to hold office for a term as designated below or until their successors are elected and qualified, with the vote for each director being reflected below:

              Name                        Votes For                Votes Withheld
              ----                        ---------                --------------
Elected to hold office until the
  2002 Annual Meeting:
    Alan J. Dabbiere                      22,284,242                     0
    Brian J. Cassidy                      22,284,242                     0
Elected to hold office until the
  2001 Annual Meeting:
    Gregory Cronin                        22,284,242                     0
Elected to hold office until the
  2000 Annual Meeting:
    John J. Huntz, Jr.                    22,284,242                     0
    Thomas E. Noonan                      22,284,242                     0

     The affirmative vote of the holders of a plurality of the outstanding shares of Common Stock represented at the Annual Meeting was required to elect each director.

     Deepak Raghavan, also a director of the Company, will continue in office until the 2001 Annual Meeting of Shareholders.


                                   Form 10-Q

     (c) The proposal to increase the number of shares available for issuance under the Company's 1998 Stock Incentive Plan from 5,000,000 shares to 7,000,000 shares, an increase of 2,000,000 shares and to authorize the Company to automatically adjust the number of shares available under the 1998 Stock Incentive Plan on the first day of each fiscal year was approved with 18,942,312 affirmative votes cast, 2,014,348 negative votes cast and 1,394,851 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to approve the amendment.

     (d) The appointment of Arthur Andersen LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 1999, was ratified with 22,336,420 affirmative votes cast, 14,641 negative votes cast and 450 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to ratify the appointment of Arthur Andersen LLP.

Item 5.  Other Information.

     No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            The following exhibit is filed with this Report:

            Exhibit 27.1  Financial Data Schedule.

        (b) Reports to be filed on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended June 30, 1999.


                                   Form 10-Q

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MANHATTAN ASSOCIATES, INC.



Date: August 13, 1999                         /s/ Alan J. Dabbiere
                                              ----------------------------------
                                              Alan J. Dabbiere
                                              Chairman of the Board, Chief
                                              Executive Officer and President
                                              (Principal Executive Officer)




Date: August 13, 1999                         /s/ Michael J. Casey
                                              ----------------------------------
                                              Michael J. Casey
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)



                                   Form 10-Q
                                 Page 22 of 22