Form 10-Q
period 1999-09-30
MANHATTAN ASSOCIATES INC
filed 1999-11-15
CIK 1056696

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

               For the quarterly period ended September 30, 1999

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to
                                             -------------   -------------

                        Commission File Number:  0-23999


                           MANHATTAN ASSOCIATES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


          Georgia                                      58-2373424
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


  2300 Windy Ridge Parkway, Suite 700
          Atlanta, Georgia                                30339
(Address of Principal Executive Offices)                (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (770) 955-7070

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of capital stock as of November 12, 1999, the latest practicable date, is as follows: 24,216,587 shares of Common Stock, $0.01 par value per share.

================================================================================

                                   Form 10-Q

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                        Quarter Ended September 30, 1999

                               TABLE OF CONTENTS

                                     PART I
                             FINANCIAL INFORMATION

                                                                        Page
                                                                        ----

Item 1.  Financial Statements.
         Condensed Consolidated Balance Sheets as of
           September 30, 1999 (unaudited) and December 31, 1998            3

         Condensed Consolidated Statements of Income for the
           three months ended September 30, 1999 and 1998
           (unaudited) and for the nine months ended September 30,
           1999 and 1998 (unaudited)                                       4

         Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1999 and 1998 (unaudited)       5

         Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                       10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.      19

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.                                               20

Item 2.  Changes in Securities and Use of Proceeds.                       20

Item 3.  Defaults Upon Senior Securities.                                 20

Item 4.  Submission of Matters to a Vote of Security Holders.             20

Item 5.  Other Information.                                               20

Item 6.  Exhibits and Reports on Form 8-K.                                20

Signatures.                                                               21


                                   Form 10-Q

                                     PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements.


                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                   September 30, 1999            December 31, 1998
                                                                                  ---------------------        ---------------------
                                                                                      (unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents.....................................................         $13,719                        $27,751
  Short-term investments........................................................          19,450                          5,012
  Accounts receivable, net of allowance for doubtful accounts of $4,650 and
    $1,600 at September 30, 1999 and December 31, 1998, respectively............          23,816                         20,806
  Deferred income taxes.........................................................           1,251                            622
  Refundable income taxes.......................................................             413                            342
  Prepaid expenses and other current assets.....................................           1,026                          1,328
                                                                                         -------                        -------
     Total current assets.......................................................          59,675                         55,861

Property and equipment, net.....................................................           9,486                          7,431
Deferred taxes..................................................................             285                            155
Intangible and other assets.....................................................           4,111                          4,328
                                                                                         -------                        -------
     Total assets...............................................................         $73,557                        $67,775
                                                                                         =======                        =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities......................................         $ 7,455                        $ 8,196
  Current portion of capital lease obligations..................................             138                            126
  Deferred revenue..............................................................           9,064                          2,978
                                                                                         -------                        -------
     Total current liabilities..................................................          16,657                         11,300

Long-term portion of capital lease obligations..................................             841                            840

Shareholders' equity:
  Preferred stock, no par value; 20,000,000 shares authorized, no shares issued
   or outstanding at September 30, 1999 and December 31, 1998...................              --                             --
  Common stock, $.01 par value; 100,000,000 shares authorized, 24,131,587 and
   23,937,874 shares issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively..............................................             242                            239
  Additional paid-in capital....................................................          53,574                         53,305
  Retained earnings.............................................................           2,597                          3,056
  Accumulated foreign currency translation adjustment...........................              30                             (7)
  Deferred compensation.........................................................            (384)                          (958)
                                                                                         -------                        -------
     Total shareholders' equity.................................................          56,059                         55,635
                                                                                         -------                        -------
       Total liabilities and shareholders' equity...............................         $73,557                        $67,775
                                                                                         =======                        =======


    See accompanying Notes to Condensed Consolidated Financial Statements.



                                   Form 10-Q

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                            --------------------------           ------------------------------
                                                              1999              1998                1999                 1998
                                                            --------          --------            --------             --------
Revenue:
  Software license.......................................     $ 2,753           $ 3,898              $10,285             $ 8,899
  Services...............................................      14,488             9,830               38,257              22,283
  Hardware...............................................       2,814             2,860                9,502              10,870
                                                              -------           -------              -------             -------
     Total revenue.......................................      20,055            16,588               58,044              42,052

Cost of revenue:
  Software license.......................................         599               372                1,175                 612
  Services...............................................       8,778             4,312               22,362              10,208
  Hardware...............................................       2,174             2,038                7,218               8,042
                                                              -------           -------              -------             -------
     Total cost of revenue...............................      11,551             6,722               30,755              18,862
                                                              -------           -------              -------             -------
Gross margin.............................................       8,504             9,866               27,289              23,190

Operating expenses:
  Research and development...............................       2,265             2,058                8,066               5,280
  Acquired research and development......................          --                --                   --               1,602
  Sales and marketing....................................       3,235             2,692               11,322               6,013
  General and administrative.............................       3,225             1,884                9,499               4,381
                                                              -------           -------              -------             -------
     Total operating expenses............................       8,725             6,634               28,887              17,276
                                                              -------           -------              -------             -------
Operating income (loss)..................................        (221)            3,232               (1,598)              5,914
Other income, net........................................         323               442                  856                 734
                                                              -------           -------              -------             -------
Income (loss) before income taxes........................         102             3,674                 (742)              6,648
Income tax expense (benefit):
 Tax provision as a `C' Corporation......................          41             1,361                 (283)              2,063
 Deferred tax adjustment.................................          --                --                   --                (316)
                                                              -------           -------              -------             -------
Historical net income (loss).............................     $    61           $ 2,313              $  (459)            $ 4,901
                                                              =======           =======              =======             =======

Historical basic net income (loss) per share.............     $  0.00           $  0.10              $ (0.02)              $0.22
                                                              =======           =======              =======             =======
Historical diluted net income (loss) per share...........     $  0.00           $  0.09              $ (0.02)              $0.19
                                                              =======           =======              =======             =======

Income (loss) before pro forma income taxes..............         102             3,674                 (742)              6,648
Pro forma income tax expense (benefit)...................          41             1,361                 (283)              2,978
                                                              -------           -------              -------             -------
Pro forma net income (loss)..............................     $    61           $ 2,313              $  (459)            $ 3,670
                                                              =======           =======              =======             =======

Pro forma basic net income (loss) per share..............     $  0.00           $  0.10              $ (0.02)              $0.17
                                                              =======           =======              =======             =======
Pro forma diluted net income (loss) per share............     $  0.00           $  0.09              $ (0.02)              $0.14
                                                              =======           =======              =======             =======


    See accompanying Notes to Condensed Consolidated Financial Statements.


                                   Form 10-Q

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                  ---------------------------------------
                                                                                     1999                         1998
                                                                                  ----------                   ----------
Operating activities:
  Net loss or pro forma net income....................................              $   (459)                    $  3,670
  Adjustments to reconcile net loss or pro forma net income to net cash provided by operating activities:
     Pro forma income taxes...........................................                    --                        1,231
     Depreciation and amortization....................................                 3,529                        1,043
     Stock compensation...............................................                   124                          204
     Gain on sale of equipment........................................                   (22)                          --
     Acquired research and development................................                    --                        1,602
     Deferred income taxes............................................                  (759)                        (528)
     Accrued interest on note payable to shareholder..................                    --                           34
     Changes in operating assets and liabilities:
      Accounts receivable, net........................................                (2,967)                      (8,503)
      Other assets....................................................                   132                         (501)
      Accounts payable and accrued liabilities........................                  (884)                       3,350
      Deferred revenue................................................                 6,083                          490
                                                                                    --------                     --------
  Net cash provided by operating activities...........................                 4,777                        2,092

Investing activities:
     Purchase of property and equipment...............................                (4,073)                      (4,582)
     Proceeds from the sale of equipment..............................                    22                           --
     Capitalized software development costs...........................                  (909)                          --
     Purchase of short-term investments, net..........................               (14,438)                      (9,005)
     Payments in connection with the acquisition of Performance
       Analysis Corporation, net of cash acquired.....................                    --                       (1,351)
                                                                                    --------                     --------
     Net cash used in investing activities............................               (19,398)                     (14,938)

Financing activities:
     Distributions to shareholders....................................                    --                      (11,720)
     Payment of capital lease obligations.............................                  (138)                          --
     Borrowings under note payable to shareholder.....................                    --                          900
     Repayment of note payable to shareholder.........................                    --                       (1,953)
     Proceeds from issuance of common stock...........................                   722                       48,258
                                                                                    --------                     --------
 Net cash provided by financing activities............................                   584                       35,485
     Foreign currency impact on cash..................................                     5                            2
                                                                                    --------                     --------
 Net increase (decrease) in cash and cash equivalents.................               (14,032)                      22,641
 Cash and cash equivalents at beginning of period.....................                27,751                        3,194
                                                                                    --------                     --------
 Cash and cash equivalents at end of period...........................              $ 13,719                     $ 25,835
                                                                                    ========                     ========

Supplemental cash flow disclosures:
     Issuance of common stock in connection with acquisition of
        Performance Analysis Corporation..............................              $     --                     $  1,067
                                                                                    ========                     ========
   Assets acquired under capital lease................................              $    151                     $     --
                                                                                    ========                     ========
   Cash paid for income taxes, net....................................              $    253                     $  2,118
                                                                                    ========                     ========

    See accompanying Notes to Condensed Consolidated Financial Statements.



                                   Form 10-Q

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                              September 30, 1999
                                  (unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at September 30, 1999, the results of operations for the three and nine month periods ended September 30, 1999 and 1998 and changes in cash flows for the nine month periods ended September 30, 1999 and 1998. The interim results for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998.

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


                                   Form 10-Q

4.   Revenue Recognition

     The Company recognizes revenue in accordance with Statement of Position
No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999, and the Company adopted the residual method for such arrangements at that time. For those contracts which contain significant future obligations, license revenue is recognized under the percentage of completion method.

     Consulting services are generally billed on an hourly basis and revenue is recognized as the work is performed. Maintenance revenue from ongoing customer support is billed in advance for a one year period and recorded as revenue ratably over the billing period. Hardware revenue is billed and recognized upon shipment to the customer.

5.   Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of "comprehensive income" and its components. Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total historical comprehensive income was $147,000 for the three month period ended September 30, 1999 and the historical comprehensive loss was $422,000 for the nine month period ended September 30, 1999. Total historical comprehensive income was $2.3 million and $4.9 million for the three month and nine month periods ended September 30, 1998, respectively.

6.   Earnings Per Share

     Subsequent to the completion of the Offering, pro forma and historical basic net income per share is calculated using the weighted average number of shares outstanding during the period. Pro forma and historical diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     Prior to the completion of the Offering, pro forma basic net income per share was computed using pro forma net income divided by (i) the weighted average number of shares of Common Stock outstanding ("Weighted Shares") for the period presented and (ii) pursuant to the Securities and Exchange Commission Staff Accounting Bulletin 1B.3, the number of shares that, at the assumed public offering price, would yield proceeds in the amount necessary to pay the shareholder distribution discussed in Note 3 that is not covered by the earnings for the one year period through the date of distribution ("Distribution Shares"). Pro forma diluted net income per share was computed using pro forma net income divided by (i) the Weighted Shares, (ii) the Distribution Shares and
(iii) the treasury stock method effect of common equivalent shares ("CES's") outstanding for each period presented.


                                   Form 10-Q

     No adjustment is necessary for historical and pro forma net income for net income per share presentation. The following is a reconciliation of the shares used in the computation of net income per share:

                                                   Three Months Ended                       Three Months Ended
                                                   September 30, 1999                       September 30, 1998
                                          -----------------------------------       --------------------------------
                                                Basic              Diluted               Basic            Diluted
                                          ---------------     ---------------       --------------    --------------
                                                       Historical                               Historical
                                          -----------------------------------       --------------------------------
                                                     (in thousands)                           (in thousands)

Weighted Shares...........................      24,112              24,112               23,707            23,707
Effect of CES's...........................          --               1,594                   --             3,292
                                                ------              ------               ------            ------
                                                24,112              25,706               23,707            26,999
                                                ======              ======               ======            ======


                                                Basic              Diluted               Basic            Diluted
                                          ---------------     ---------------       --------------    --------------
                                                       Pro Forma                                Pro Forma
                                          -----------------------------------       --------------------------------

Weighted Shares...........................      24,112              24,112               23,707            23,707
Effect of CES's...........................          --               1,594                   --             3,292
                                                ------              ------               ------            ------
                                                24,112              25,706               23,707            26,999
                                                ======              ======               ======            ======

                                                    Nine Months Ended                       Nine Months Ended
                                                   September 30, 1999                       September 30, 1998
                                          -----------------------------------       --------------------------------
                                                Basic              Diluted               Basic            Diluted
                                          ---------------     ---------------       --------------    --------------
                                                       Historical                               Historical
                                          -----------------------------------       --------------------------------
Weighted Shares...........................      24,042              24,042               22,222            22,222
Effect of CES's...........................          --                  --                   --             3,284
                                                ------              ------               ------            ------
                                                24,042              24,042               22,222            25,506
                                                ======              ======               ======            ======

                                                Basic              Diluted               Basic            Diluted
                                          ---------------     ---------------       --------------    --------------
                                                        Pro Forma                               Pro Forma
                                          -----------------------------------       --------------------------------
Weighted Shares...........................      24,042              24,042               22,222            22,222
Shares to Minority Holder.................          --                  --                   --                17
Distribution Shares.......................          --                  --                   --                30
Effect of CES's...........................          --                  --                   --             3,284
                                                ------              ------               ------            ------
                                                24,042              24,042               22,222            25,553
                                                ======              ======               ======            ======

                                   Form 10-Q

7.   Income Taxes

     Prior to the Conversion, the Company elected to report as a limited liability company that was treated as a partnership for income tax purposes (see
Note 3), and as a result, the Company was not subject to federal and state income taxes. After the Conversion, the Company became subject to federal and state income taxes. In connection with the Conversion, the Company recognized a one-time benefit in April 1998 of $316,000 by recording the asset related to the future reduction of income tax payments due to temporary differences between the recognition of income for financial statements and income tax regulations. Pro forma net income amounts discussed herein include provisions for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes as a taxable corporate entity throughout the periods presented. Pro forma income tax provisions reflect the Company's anticipated effective annual tax rate of 36% for the three month and nine month periods ended September 30, 1998. For the three month and nine month periods ended September 30, 1999, the pro forma income tax provision equals the historical income tax provision.

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


                                   Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company provides information technology solutions for distribution centers that are designed to enable the efficient movement of goods through the supply chain. The Company's solutions are designed to optimize the receipt, storage and distribution of inventory and the management of equipment and personnel within a distribution center, and to meet the increasingly complex information requirements of manufacturers, distributors and retailers. The Company's solutions consist of software, including PkMS, a comprehensive and modular software system; services, including design, configuration, implementation, training and support; and hardware. The Company's solutions operate on the AS/400, UNIX and Distributed N-Tier platforms. The Company currently provides solutions to manufacturers, distributors and retailers primarily in the e-commerce, retail, apparel/footwear, consumer products manufacturing, food/grocery and third-party logistics markets.

     The Company recognizes revenue in accordance with Statement of Position
No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting;
(2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999, and the Company adopted the residual method for such arrangements at that time. For those contracts which contain significant future obligations, license revenue is recognized under the percentage of completion method.

     Consulting services are generally billed on an hourly basis and revenue is recognized as the work is performed. Maintenance revenue from ongoing customer support is billed in advance for a one year period and recorded as revenue ratably over the billing period. Hardware revenue is billed and recognized upon shipment to the customer.

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


                                   Form 10-Q

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

  Revenue

     Total revenue increased 21% to $20.1 million for the three months ended September 30, 1999 from $16.6 million for the three months ended September 30, 1998. Total revenue consists of software license revenue, revenue derived from consulting, maintenance and other services and revenue from the sale of hardware. The increase in total revenue was due to an increase in revenue from services.

     Software License. Software license revenue decreased 29% to $2.8 million for the three months ended September 30, 1999 from $3.9 million for the three months ended September 30, 1998. The decrease in revenue from software licenses was primarily due to lower demand for the Company's products during the three months ended September 30, 1999 as compared to the three months ended
September 30, 1998.

     Services. Services revenue increased 47% to $14.5 million for the three months ended September 30, 1999 from $9.8 million for the three months ended September 30, 1998. The increase in revenue from services was principally due to an increase in the number of customers and a related increase in services personnel working on maintenance and billable projects.

     Hardware. Hardware revenue decreased 2% to $2.8 million for the three months ended September 30, 1999 from $2.9 million for the three months ended September 30, 1998.

  Cost of Revenue

     Cost of Software License. Cost of software license revenue consists of the costs of software reproduction and delivery, media, packaging, documentation and other related costs and the amortization of purchased software and capitalized research and development costs. Cost of software license revenue increased to $599,000, or 22% of software license revenue, for the three months ended September 30, 1999 from $372,000, or 10% of software license revenue, for the three months ended September 30, 1998. Cost of software license revenue increased primarily due to an increase in the amortization of capitalized research and development expenses. In addition, approximately $292,000 of purchased software and capitalized research and development costs relating to discontinued projects was expensed during the three months ended September 30, 1999.

     Cost of Services. Cost of services revenue consists primarily of consultant salaries and other personnel-related expenses incurred in system implementation projects, training and software support services. Cost of services revenue increased to $8.8 million, or 61% of services revenue, for the three months ended September 30, 1999 from $4.3 million, or 44% of services revenue, for the three months ended September 30, 1998. The increase in cost of services revenue was primarily due to increased personnel. The increase in cost of services revenue as a percentage of revenue was primarily due to a decrease in the percentage of billable time per services employee as well as increased training and other costs related to the increase in services personnel.

     Cost of Hardware. Cost of hardware revenue increased to $2.2 million, or 77% of hardware revenue, for the three months ended September 30, 1999 from $2.0 million, or 71% of hardware revenue, for the three months ended September 30, 1998. The increase in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with relatively lower gross margins during the three month period ended September 30, 1999 as compared to hardware sales during the three month period ended September 30, 1998.



                                   Form 10-Q

Operating Expenses

     Research and Development.   Research and development expenses principally
consist of salaries and other personnel-related costs. The Company's research and development expenses increased by 10% to $2.3 million, or 11% of total revenue, for the three months ended September 30, 1999 from $2.1 million, or 12% of total revenue, for the three months ended September 30, 1998. The increase in research and development expenses resulted from an increase in the number of research and development personnel during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Significant product development efforts during the three months ended September 30, 1999 included the continued development of the N-Tier version of PkMS, the continued development of PkMS and, to a lesser extent, the development of the Windows based version of SLOT-IT and the continued development of SLOT-IT.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions and other personnel-related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased by 20% to $3.2 million, or 16% of total revenue, for the three months ended September 30, 1999 from $2.7 million, or 16% of total revenue, for the three months ended September 30, 1998. The increase in sales and marketing expenses was the result of additional sales and marketing personnel and expanded marketing program activities.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial and human resources and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 71% to $3.2 million, or 16% of total revenue, for the three months ended September 30, 1999 from $1.9 million, or 11% of total revenue, for the three months ended September 30, 1998. The increase in general and administrative expenses was primarily due to increased personnel, recruiting expenses, rent and other administrative expenses necessary to support the Company's growth.

     Operating Income (Loss). Operating income (loss) decreased to an operating loss of $0.2 million for the three months ended September 30, 1999 from $3.2 million of operating income for the three months ended September 30, 1998. The decrease in operating income (loss) was primarily due to increased payroll and related costs. The Company had 577 full-time employees at September 30, 1999 compared to 407 full-time employees at September 30, 1998. During the quarter ended September 30, 1999, the number of full-time employees decreased by 58 full-time employees from 635 full-time employees at June 30, 1999.

  Income Taxes

     Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 1999 was $41,000 as compared to a provision for income taxes of $1.4 million for the three months ended September 30, 1998.

  Net Income per Share

     Net Income per Share. Net income was $61,000, or $0.00 per diluted share, for the three months ended September 30, 1999, compared to net income of $2.3 million, or $0.09 per diluted share, for the three months ended September 30, 1998.

                                   Form 10-Q

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

  Revenue

     Total revenue increased 38% to $58.0 million for the nine months ended September 30, 1999, from $42.1 million for the nine months ended September 30, 1998. Total revenue consists of software license revenue, revenue derived from consulting, maintenance and other services and revenue from the sale of hardware.

     Software License. Software license revenue increased 16% to $10.3 million for the nine months ended September 30, 1999 from $8.9 million for the nine months ended September 30, 1998. The increase in revenue from software licenses was primarily due to an increase in the number of licenses of the Company's products.

     Services. Services revenue increased 72% to $38.3 million for the nine months ended September 30, 1999 from $22.3 million for the nine months ended September 30, 1998. The increase in revenue from services was principally due to an increase in the number of customers and a related increase in services personnel working on maintenance and billable projects.

     Hardware. Hardware revenue decreased 13% to $9.5 million for the nine months ended September 30, 1999 from $10.9 million for the nine months ended September 30, 1998. The decrease in revenue from hardware was principally a result of a higher demand for hardware products during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1999.

  Cost of Revenue

     Cost of Software License. Cost of software license revenue consists of the costs of software reproduction and delivery, media, packaging, documentation and other related costs and the amortization of purchased software and capitalized research and development costs. Cost of software license revenue increased to $1.2 million, or 11% of software license revenue, for the nine months ended September 30, 1999 from $600,000, or 7% of software license revenue, for the nine months ended September 30, 1998. Cost of software license revenue increased principally due to an increase in the amortization of purchased software from the PAC Acquisition and the amortization of capitalized research and development expenses. In addition, approximately $472,000 of purchased software and capitalized research and development costs relating to discontinued projects was expensed during the nine months ended September 30, 1999.

     Cost of Services. Cost of services revenue consists primarily of consultant salaries and other personnel-related expenses incurred in system implementation projects, training and software support services. Cost of services revenue increased to $22.4 million, or 59% of services revenue, for the nine months ended September 30, 1999 from $10.2 million, or 46% of services revenue, for the nine months ended September 30, 1998. The increase in cost of services revenue was primarily due to increased personnel. The increase in cost of services revenue as a percentage of revenue was primarily due to a decrease in the percentage of billable time per services employee as well as increased training and other costs related to the increase in services personnel.


                                   Form 10-Q

     Cost of Hardware. Cost of hardware revenue decreased to $7.2 million, or 76% of hardware revenue, for the nine months ended September 30, 1999 from $8.0 million, or 74% of hardware revenue, for the nine months ended September 30, 1998. The increase in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with relatively lower gross margins during the nine month period ended
September 30, 1999 as compared to hardware sales during the nine month period ended September 30, 1998.

  Operating Expenses

     Research and Development.   Research and development expenses principally
consist of salaries and other personnel-related costs. The Company's research and development expenses increased by 53% to $8.1 million, or 14% of total revenue, for the nine months ended September 30, 1999 from $5.3 million, or 13% of total revenue, for the nine months ended September 30, 1998. The increase in research and development expenses resulted from an increase in the number of research and development personnel during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Significant product development efforts during the nine months ended September 30, 1999 included the continued development of the N-Tier version of PkMS, the continued development of PkMS and, to a lesser extent, the development of the Windows based version of SLOT-IT and the continued development of SLOT-IT. During the nine months ended September 30, 1999, the Company capitalized $909,000 of research and development expenses. Those capitalized costs will be amortized over three years commencing upon the availability of the anticipated products.

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

     Sales and Marketing. Sales and marketing expenses include salaries, commissions and other personnel-related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased by 88% to $11.3 million, or 20% of total revenue, for the nine months ended September 30, 1999 from $6.0 million, or 14% of total revenue, for the nine months ended September 30, 1998. The increase in sales and marketing expenses was the result of additional sales and marketing personnel and expanded marketing program activities.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial and human resources and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 117% to $9.5 million, or 16% of total revenue, for the nine months ended September 30, 1999 from $4.4 million, or 10% of total revenue, for the nine months ended September 30, 1998. The increase in general and administrative expenses was principally due to increased personnel, recruiting expenses, rent and other administrative expenses necessary to support the Company's growth.

     Operating Income (Loss). Operating income (loss) decreased to an operating loss of $1.6 million for the nine months ended September 30, 1999 from $5.9 million of operating income for the nine months ended September 30, 1998. The decrease in operating income (loss) was primarily due to increased payroll and related costs. The Company had 577 full-time employees at September 30, 1999 compared to 407 full-time employees at September 30, 1998.



                                   Form 10-Q

  Income Taxes

     Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 1999 was a benefit of $283,000 as compared to a provision for income taxes of $1.7 million, net of a one-time benefit of $316,000, for the nine months ended September 30, 1998.

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

     Pro Forma Provision for Income Taxes. The pro forma provision for income taxes for the nine months ended September 30, 1998 was $3.0 million. For the nine month period ended September 30, 1999, the pro forma income tax provision equals the historical income tax provision.

  Net Income (Loss) per Share

     Net Income (Loss) per Share. Net loss was $459,000, or $0.02 per diluted share, for the nine months ended September 30, 1999 compared to pro forma net income, excluding the effect of a one-time acquired research and development charge of $1.6 million, of $5.3 million, or $0.21 per diluted share, for the nine months ended September 30, 1998. Including the effect of the one-time acquired research and development charge, the Company's pro forma net income was $3.7 million, or $0.14 per diluted share, for the nine months ended September 30, 1998.


Liquidity and Capital Resources

     Since inception, the Company has funded its operations primarily through cash generated from operations and the Offering. In addition, the Company previously borrowed money from its majority shareholder, which it has subsequently repaid. As of September 30, 1999, the Company had $33.2 million in cash, cash equivalents and short-term investments.

     The Company's operating activities provided cash of $4.8 million for the nine months ended September 30, 1999 and $2.1 million for the nine months ended September 30, 1998. Cash from operating activities arose principally from an increase in deferred revenue of approximately $6.1 million, partially reduced by an increase in accounts receivable and decrease in accounts payable and accrued liabilities.

     Cash used for investing activities was approximately $19.4 million for the nine months ended September 30, 1999 and $14.9 million for the nine months ended September 30, 1998. The use of cash for the nine months ended September 30, 1999 was primarily for the purchase of short-term investments and the purchase of capital equipment, such as computer equipment and furniture and fixtures, to support the Company's growth. In addition, the Company capitalized $909,000 of research and development costs during the nine months ended September 30, 1999.

     Cash provided by financing activities was approximately $584,000 for the nine months ended September 30, 1999 and $35.5 million for the nine months ended September 30, 1998. The principal source of cash provided by financing activities for the nine months ended September 30, 1999 was the proceeds from the issuance of Common Stock pursuant to the exercise of stock options, partially reduced by the payments under capital lease obligations.


                                   Form 10-Q

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

     The Company's Year 2000 Readiness Committee is also addressing Year 2000 readiness with respect to both IT and non-IT systems on which the Company's operations rely. As a result of the Company's recent rapid growth, it has, or expects it will have by the end of 1999, replaced or significantly upgraded substantially all of the core IT systems, including those related to sales, customer service, human resources, finance and other enterprise resource planning functions. The Company believes that the upgraded systems are all Year 2000 Ready, and it has received assurances from the vendors of these systems to that effect. The Company continues to review its remaining IT systems for Year 2000 Readiness and expects to modify, replace or discontinue the use of non-compliant systems before the end of 1999. In addition, the Company is in the process of evaluating its Year 2000 readiness with respect to non-IT systems, including systems embedded in its communications and office facilities. In many cases these facilities have been recently upgraded or are scheduled to be upgraded before year-end 1999 as a result of the Company's recent growth. Finally, because the Company relies upon relationships with third parties, such as providers of telecommunications and similar infrastructure services, over which it can assert little control, the Year 2000 Readiness Committee is also assessing the risks associated with the failure of these third parties to adequately address Year 2000 issues.


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


                                   Form 10-Q

Item 3.  Quantitative and Qualitative Disclaimers About Market Risk.

Foreign Exchange

     During 1998, the Company commenced operations in the United Kingdom. Total revenues for the United Kingdom were approximately 6% of the Company's total revenues for the three months ended September 30, 1999.

     The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.
Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company during the third quarter of 1999 was not material.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at September 30, 1999 was approximately 5%. The fair value of securities held at September 30, 1999 was $26.8 million.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

      (a) A Special Meeting of Shareholders (the "Special Meeting") of the Company was held on July 24, 1999. There were present at the Special Meeting, in person or by proxy, holders of 16,945,661 shares (or 70%) of the Common Stock entitled to vote.

     (b) The sole proposal considered at the Special Meeting was to increase the number of shares available for issuance under the Company's 1998 Stock Incentive Plan from 7,000,000 shares to 9,000,000 shares, an increase of 2,000,000 shares. This proposal was approved with 16,943,761 affirmative votes cast, 1,900 negative votes cast and zero abstentions. The affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the annual meeting was required to approve the amendment.

Item 5.  Other Information.

     On October 18, 1999, the Company announced the appointment of Richard M. Haddrill as president and chief executive officer, effective January 1, 2000. Mr. Haddrill will serve as a consultant in the interim. On October 26, 1999, the Company announced the election of Richard M. Haddrill to the board of directors. On October 26, 1999, the Company announced the resignation of Michael J. Casey, chief financial officer.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

           The following exhibit is filed with this Report:

           Exhibit 27.1  Financial Data Schedule.

      (b)  Reports to be filed on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended September 30, 1999.


                                   Form 10-Q

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MANHATTAN ASSOCIATES, INC.


Date: November 15, 1999                   /s/ Alan J. Dabbiere
                                          -------------------------------------
                                          Alan J. Dabbiere
                                          Chairman of the Board,
                                          Chief Executive Officer and
                                          President
                                          (Principal Executive Officer)


Date: November 15, 1999                   /s/ Michael J. Casey
                                          -------------------------------------
                                          Michael J. Casey
                                          Senior Vice President,
                                          Chief Financial Officer and
                                          Treasurer
                                          (Principal Financial and
                                          Accounting Officer)


                                   Form 10-Q