Form 10-K405
period 1999-12-31
MANHATTAN ASSOCIATES INC
filed 2000-03-30
CIK 1056696

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ---------------------------------

                                   FORM 10-K

                       ----------------------------------

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

                       ---------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class                  Name of Exchange on Which Registered
       -------------------                  ------------------------------------
             None                                            None

                       ---------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on March 29, 2000 as reported by the Nasdaq Stock Market, was approximately $182,003,381. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 24, 2000, the Registrant had outstanding 24,579,888 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2000 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.


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


                                     PART I


ITEM 1.  BUSINESS.

         Manhattan is a leading provider of technology-based solutions to improve supply chain effectiveness and efficiencies. Our solutions enhance distribution efficiencies through the integration of supply chain constituents, including manufacturers, distributors, retailers, suppliers, transportation providers and end consumers. Our solutions are designed to optimize the receipt, storage, assembly and distribution of inventory and the management of equipment and personnel within a distribution center, and to enhance communications between the distribution center and its trading partners. Our solutions consist of software, including PkMS(R), a comprehensive and modular software system; services, including design, configuration, implementation, and training services, plus customer support and software upgrades; and hardware. We currently provide solutions to manufacturers, distributors, retailers and transportation providers primarily in the following markets: direct-to-consumer/e-commerce, retail, apparel/footwear, consumer products manufacturing, food/grocery and third party logistics. As of December 31, 1999, our software was licensed for use by more than 400 customers including Abbott Laboratories, Agrilink Foods, Inc., Calvin Klein, Guess?, Inc., Jockey International, Mikasa, Newell-Rubbermaid, Nordstrom, Patagonia, PlanetRx.com, Playtex Apparel, SEIKO Corporation of America, Sainsbury's Supermarkets Limited, Siemens Energy and Automations, The Sports Authority, Timberland, Warnaco, wine.com and Venator Group.

INDUSTRY BACKGROUND

         Over the past two decades, the flow of goods through the supply chain from manufacturers to consumers has undergone significant changes. These changes began in the United States textile industry, which, faced with increased global competition, implemented an industry-wide initiative in the 1980s to lower the cost of goods sold through more efficient inventory management. This initiative, which became known as "Quick Response," uses technology to improve the flow of information among manufacturers, distributors, retailers and transportation providers. Quick Response has allowed retailers to more rapidly advise manufacturers and distributors of their inventory replenishment needs and has allowed manufacturers and distributors to more efficiently restock retailers. As a result, textile product retailers have been able not only to reduce their idle inventory and cost of goods sold, but also to offer a broader range of products with fewer product shortages or stock-outs. The increase in direct-to-consumer, catalog and Internet distribution strategies represents additional inventory demands on retailers, distributors and manufacturers.

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

         In order to remain competitive in this changing retail landscape, many retailers have demanded that manufacturers and distributors apply Quick Response principles to their supply chain operations to achieve lower costs and higher levels of service. These retailers impose financial penalties, or charge-backs, on providers who fail to comply with these services. Retailers' demands include more sophisticated distribution services, including:

         -        more frequent store-specific inventory replenishments;

         - more customized packing of goods within each delivery to reduce in-store unpacking times;

         - more sophisticated packaging and labeling of goods to meet merchandising strategies;

         -        compliance with unique, customer-specific shipping standards;
                  and

         - the exchange of trading information in compliance with electronic data interchange, or EDI, standards.


         Demand for these more sophisticated distribution services requires significant modification of distribution center operations for most manufacturers and distributors. For example, a manufacturer that previously may have made one bulk shipment to each of six customer distribution centers each month may now be required to ship thousands of custom-packed and labeled orders per month directly to multiple customers' stores, to the customers' distribution centers for immediate reshipment to stores or directly to consumers. This level of customization requires a continuous exchange of information among manufacturers, distributors, retailers and transportation providers.

         As a result of these retailer demands, distribution centers have increased in size, complexity and cost. Distribution centers today can comprise one million square feet or more with thousands of stock keeping units, or "SKUs", and multi-million dollar investments in automated materials handling equipment. The efficient management of a distribution center operation now requires collecting information regarding:

         -        customer orders;

         -        inbound shipments of products;

         -        products available on-site;

         -        product storage locations;

         -        weights and sizes;

         - outbound shipping data including customer- or store-specific shipping requirements, routing data and carrier requirements

         - electronic communication with other supply chain constituents; and

         -        personalization for direct-to-consumer shipping.

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

         In response to these new distribution center challenges, companies have implemented information technology systems designed to manage this new distribution environment. Today, an effective distribution center management system must have the ability to integrate with:

         -        enterprise resource planning, or ERP, systems;

         - supply chain management, or SCM, systems such as transportation, order management and demand planning;

         - the existing distribution center equipment, including related radio frequency, or RF, equipment and automated materials handling equipment; and

         - ever increasingly, e-business systems of supply chain constituents utilizing Internet technologies as part of their distribution strategies.

         Gartner Group, an independent industry analysis and research firm, estimates that by 2001, 80% of U.S. based large enterprises and 30% of non-U.S. enterprises will reorganize their organizations to accommodate e-business. This will fuel increased investment in hardware, software and services which should continue to grow yearly.

         In addition, customers frequently require their distribution center management systems to incorporate customer-driven modifications to their packaging, information and transportation services, new technologies and newly-defined best practices in their industry. Distribution center management systems also must operate with high reliability and efficiency while supporting very high transaction volumes and multiple users, and therefore are almost exclusively deployed on scaleable enterprise servers.

         Traditionally, distribution center management systems have been highly customized, difficult to upgrade and have required costly and lengthy implementations. Furthermore, these systems have not readily supported the increased volumes and complexities associated with recent advances in supply chain re-engineering initiatives. Specifically, they have failed to quickly incorporate changing industry and customer-specific shipping standards. Most providers of these systems have not focused on specific vertical markets, but rather have attempted to customize their solutions to differing vertical market demands with each implementation. As a result, many of these providers have been unable to effectively leverage industry-specific expertise for use in future implementations.

THE MANHATTAN SOLUTION

         We provide technology-based solutions to improve supply chain effectiveness and efficiencies. Our solutions enhance distribution efficiencies through the integration of supply chain constituents, including manufacturers, distributors, retailers, suppliers, transportation providers and end consumers. Our solutions are designed to optimize the receipt, storage and distribution of inventory and the management of equipment and personnel within a distribution center, and to enhance communications between the distribution center and its trading partners. Our solutions consist of software, including PkMS, a comprehensive and modular software system; services, including design, configuration, implementation, and training services, plus customer support and software upgrades; and hardware. We currently provide solutions to manufacturers, distributors, retailers and transportation providers primarily in the following markets: direct-to-consumer/e-commerce, retail, apparel/footwear, consumer products manufacturing, food/grocery and third party logistics.

         PkMS allows organizations to manage the receiving, storage, stock locating, stock picking, order verification, assembly, order packing and shipment of products in complex distribution centers. PkMS is designed to optimize the operation of a distribution center by:

         -        increasing inventory turnover;

         -        improving inventory accuracy;

         -        reducing response times;

         -        reducing inventory levels;

         -        complying with industry shipping standards;

         - improving communications with other participants in the supply chain;

         - increasing the productivity of labor, facilities and materials handling equipment; and

         - facilitating multi-channel distribution from one distribution center.

         We have developed robust, high volume systems for manufacturers, distributors and retailers of consumer products to support Quick Response and other industry and supply chain initiatives. PkMS employs leading database technology and can be easily integrated with third party software applications, including the ERP, SCM and e-business systems of our customers.

         Our solutions feature PkMS, a modular software system that, together with our consulting, implementation, training, customer support and software upgrade services, provide:

         - Comprehensive Functionality--PkMS addresses a full range of requirements of modern, complex distribution centers with an existing product rather than custom-designed and developed applications. PkMS provides comprehensive functionality for specific vertical markets incorporating industry-wide initiatives.

         - Ease of Implementation--PkMS' modular design, along with our knowledge of specific vertical markets and expertise in planning and installation, allows our solutions to be implemented more rapidly than highly-customized distribution center management systems. Typical implementations can be completed within four to six months. Our e-fulfillnow methodology can result in full implementation within two months. Because of its modular design, PkMS can be implemented in phases to meet specific customer demands.

         - Timely Response to Industry Initiatives--PkMS features a comprehensive program to provide our customers with timely software upgrades offering increased functionality and technological advances that address emerging supply chain and other industry initiatives.

         - Flexibility and Configurability--PkMS is designed to be easily configured to meet a distribution center's specific requirements and reconfigured to meet changing customer and industry requirements.

         - Scaleability--PkMS is designed to facilitate the management of evolving distribution center systems to accommodate increases in the number of system users, complexity and distribution volume.

STRATEGY

         Our objective is to be the leading provider of technology-based solutions to improve supply chain effectiveness and efficiency. We will continue to provide solutions to targeted vertical markets by offering advanced, highly functional, highly scaleable applications that allow customers to leverage their investment in distribution centers and meet frequently-changing customer requirements. Our strategy to achieve this objective includes the following key elements:

         Develop Business-to-Business Communication Systems. We intend to develop a collaborative information exchange that enables real-time communication between retailers and their suppliers. We have entered into an agreement with one of the world's largest retail chains to build such systems. Communication will be facilitated through Internet-based extensible markup language ("XML") technology. Microsoft Corporation is collaborating with us on the pilot and is providing expertise in the XML document definition, which will be based on the BizTalk(TM) Framework. We believe that this project, internally named Project Wildwood, will play a key role for our existing customers by bringing greater visibility and cooperation within their respective trading communities, which will in turn improve merchandise flow and improve customer support. This will also position us as a leader in providing Internet-based, business-to-business, supply chain execution solutions to companies in our targeted vertical markets.

         Enhance e-fulfillment Solutions. We have moved to solidify our leadership position in the area of e-commerce fulfillment, or e-fulfillment, technologies by establishing a group that primarily focuses on providing comprehensive solutions tailored to the e-fulfillment marketplace. We intend to continually enhance our ability to deliver e-commerce software, services and hardware to companies that range in scope from large manufacturers to Internet-based retailers to third party e-fulfillment providers to e-manufacturers, and in size from some of the largest e-tailers to start-up, pure play dot-coms. This packaged solution includes flexible pricing options, upgradeable platform options, functionality upgrades, fast path consulting, hardware configuration services and strong partnerships with other critical vendors.

         Enhance Core Product Functionality. We intend to continue to focus our product development resources on the development and enhancement of PkMS to extend its functionality within our targeted vertical markets. We also plan to continue to provide upgrades to address evolving industry standards. We identify further enhancements to PkMS through on-going customer consulting engagements and implementations, interactions with our user groups and participation in industry standards and research committees.

         Target New Vertical Markets. To date we have focused our marketing, sales and product development efforts on specific vertical markets, particularly in the apparel manufacturing industry. We currently provide solutions to manufacturers, distributors, retailers and transportation providers primarily in the following markets: direct-to-customer/e-commerce, retail, apparel/footwear, consumer products manufacturing, food/grocery and third party logistics. We plan to target other vertical markets that adopt Quick Response, Efficient Consumer Response and similar industry initiatives. We also intend to target industries employing direct-to-consumer, catalog and Internet distribution strategies.

         Expand Sales, Services and Marketing Organizations. We currently sell and support our products primarily through our direct sales and services personnel. We plan to invest significantly to expand our sales, services and marketing organizations, to pursue strategic marketing partnerships with systems integrators and third party software application providers, and to explore alternative hosting options.

         Develop International Sales. Historically, we have principally focused our sales efforts on customers in the United States. We intend to continue to add sales personnel, establish additional offices focused on international opportunities and pursue strategic marketing partnerships with international systems integrators and third party software application providers.

         Expand Integration with Complementary Products. We believe that the ability to offer a software solution that can expand integration with leading third party software applications will continue to provide a significant competitive advantage. We intend to continue to develop PkMS to integrate with complementary ERP, SCM and other business applications, and to develop and seek acquisitions of complementary products.

PRODUCTS AND SERVICES

         Software. Our software products feature a modular design that permits customers to selectively implement specific functionality depending on the needs of each distribution facility or operation.

         The following table describes the functions of the PkMS modules as well as additional software products:

            MODULE                                                       DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------------------
       INVENTORY MANAGEMENT             MANAGES THE RECEIPT, PUT-AWAY AND MOVEMENT OF ALL INVENTORY THROUGHOUT THE
          SYSTEM ("IMS")                DISTRIBUTION CENTER

             Receiving                  - Verifies the accuracy of incoming shipments against the advanced shipping notice
                                        - Designates incoming inventory for quality audit and immediate out-going shipment
                                          (cross-docking)
                                        - Manages receiving yard by scheduling time, dock location and priority of shipments

           Stock Locator                - Enhances inventory movement efficiency by directing put-away, minimizing travel distances and optimizing storage capacity
                                        - Tracks movement of inventory by allowing real-time inquiries by location, SKU and other criteria

            Cycle Count                 - Enables more efficient inventory counts by permitting specific zones of a distribution center to be "frozen" without interrupting ongoing operations
                                        - Automatically generates cycle count tasks for specific SKUs, locations or other user-designated criteria

       Work Order Management            - Directs the assembly of finished goods within a distribution center to match customer demands

     Radio Frequency Functions          - Allows the real-time collection of inventory product information and location
            for the IMS                   with remote, hand-held mobile devices for integration with the IMS
                                        - Communicates real-time task assignments to workers in remote locations of the distribution center
      Task Management System            - Coordinates the sequence of distribution center tasks to optimize labor
            for the IMS                   efficiency

       OUTBOUND DISTRIBUTION            MANAGES THE PICKING, PACKING AND SHIPPING OF ORDERS IN EFFICIENT RELEASE WAVES
          SYSTEM ("ODS")

          Wave Management               - Selects, prioritizes and groups outgoing orders in manageable increments based upon user-defined criteria
                                        - Routes picktickets based upon retailer requirements and pre-determines carton contents to minimize the number of outgoing cartons
                                        - Facilitates stock replenishment for active picking and packing locations

         Verification                   - Provides automatic verification of orders and identifies order shortages and overages to maximize shipping accuracy at several different points within the order fulfillment process

     Radio Frequency Functions          - Allows the real-time collection of shipment information and location with
            for the ODS                   remote, hand-held mobile devices
                                        - Communicates real-time task assignments to workers in remote locations of the distribution center
        Freight Management              - Sorts orders by specific freight carriers, calculates shipping charges and
              System                      controls load sequencing based upon truck routes
                                        - Generates all documentation required for shipping such as bills of lading and retailer compliant required manifests

      Parcel Shipping System            - Calculates all shipping charges for parcel shipments, generates tracking numbers and provides appropriate documentation for parcel carriers

        ADDITIONAL SOFTWARE             ADDITIONAL SOFTWARE AVAILABLE FOR AN INCREMENTAL PURCHASE PRICE

      Order Allocation System           - Prioritizes and allocates orders based on current aggregate inventory levels for customers whose host system is unable to perform this function

              SLOT-IT                   - Optimizes inventory physical location within a distribution center based on volume, seasonal demands, location of products and size

       Productivity Manager             - Provides employee performance tracking information to warehouse managers, while supplying the warehouse employee estimated task durations prior to starting the task and their individual employee performance throughout the day

         Professional Services. Our professional services provide our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer's historical data onto our system, and ongoing training, education and system upgrades. We believe that our professional services enable the customer to implement our software rapidly, ensure the customer's success with our solution, strengthen the relationship with the customer, and add to our industry-specific knowledge base for use in future implementations and product development efforts.

         Although our professional services are optional, substantially all of our customers use these services for the implementation and ongoing support of our software products. Professional services are billed on an hourly basis. We believe that increased sales of our software products will drive higher demand for our consulting services. Accordingly, we plan to continue to substantially increase the number of consultants to support anticipated growth in product implementations and software upgrades. To the extent we are unable to attract, train and retain qualified consulting personnel, our operating results may be adversely affected.

         Our professional services group consists of business consultants, systems analysts and technical personnel devoted to assisting customers in all phases of systems implementation including planning and design, customer-specific configuring of modules, and on-site implementation or conversion from existing systems. Our consulting personnel undergo extensive training on distribution center operations and our products. We believe that this training, together with the ease of implementation of our products, enables us to productively use newly-hired consulting personnel. At times, we use third party consultants, such as those from major systems integrators, to assist our customers in certain implementations.

         We have developed a proven implementation methodology, called e-fulfillnow, that leverages the advanced architecture of PkMS with the knowledge and expertise gained from completing more than 750 installations worldwide. The modular design of our products significantly reduces the complexities associated with integrating to existing ERP's, e-business systems, Internet sites and complex material handling systems. As a result, we have been able to demonstrate our ability to deploy a fully automated inbound and outbound system in less than two months.

         Support and Software Upgrades. We offer a comprehensive program that provides our customers with timely software upgrades offering increased functionality and technological advances incorporating emerging supply chain and other industry initiatives. As of December 31, 1999, a majority of our customers had subscribed to our comprehensive support and upgrade program. We have the ability to remotely access the customer's system in order to perform diagnostics, on-line assistance and software upgrades. We offer 24-hour support plus upgrades for 20% percent of the current software license fee.

         Hardware. Our products operate on multiple hardware platforms utilizing various hardware systems and interoperate with many third party software applications and legacy systems. This open system capability enables customers to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies.

         In conjunction with the licensing of our software, we resell a variety of hardware products developed and manufactured by third parties in order to provide our customers with an integrated distribution center management solution. These products include computer hardware, radio frequency terminal networks, bar code printers and scanners, and other peripherals. We resell all third party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.

SALES AND MARKETING

         To date, we have generated substantially all of our revenue through our direct sales force. We plan to continue to invest significantly to expand our sales, services and marketing organizations within the United States, Europe and other international locations and to pursue strategic marketing partnerships. We conduct comprehensive marketing programs that include advertising, public relations, trade shows, joint programs with vendors and consultants and ongoing customer communication programs. The sales cycle typically begins with the generation of a sales lead or the receipt of a request for proposal from a prospective customer. The sales lead or request for proposal is followed by the qualification of the lead or prospect, an assessment of the customer's requirements, a formal response to the request for proposal, presentations and product demonstrations, site visits to an existing customer using our distribution center management system and contract negotiation. The sales cycle can vary substantially from customer to customer, but typically requires three to six months.

CUSTOMERS

         To date, our customers have been manufacturers, distributors, retailers and transportation providers primarily in the direct-to-consumer/e-commerce, retail, apparel/footwear, consumer products manufacturing, food/grocery and third party logistics. As of December 31, 1999, our software was licensed for use by more than 400 customers including Abbott Laboratories, Agrilink Foods, Inc., Calvin Klein, Guess?, Inc., Jockey International, Mikasa, Newell Rubbermaid, Nordstrom, Patagonia, PlanetRx.com, Playtex Apparel, Inc., SEIKO Corporation of America, Sainsbury's Supermarkets Limited, Siemens Energy and Automations, The Sports Authority, Timberland, Warnaco, wine.com and Venator Group. The following table sets forth a representative list of our customers as of December 31, 1999, that have purchased at least $100,000 in products and services from us.

         APPAREL MANUFACTURERS                                CONSUMER PRODUCTS
         ASICS Tiger                                          Abbott Laboratories, Inc.
         Birkenstock                                          Alliance Entertainment
         Bugle Boy                                            Brother International
         Calvin Klein                                         Bulova
         Duck Head Apparel                                    Conair Group
         Esprit                                               Hunter Fan
         Hugo Boss                                            Remington Products
         Jockey International                                 SEIKO Corp. of America
         Jones Apparel
         London Fog                                           RETAILERS
         Oxford Industries                                    American Eagle Outfitters
         Playtex Apparel                                      Casual Corner Group
         Timberland                                           Mars Music
         The North Face                                       Nordstrom
         Tropical Sportswear                                  The Children's Place
         Warnaco                                              The Limited
                                                              The Sports Authority
         FOOD SERVICE AND DISTRIBUTION                        Venator Group
         Abbott Foods
         Agrilink Foods, Inc.                                 INDUSTRIAL PRODUCTS
         Alliant Atlantic Foodservice                         AGFA/Bayer
         Arrow Industries                                     American Tack & Hardware
         Austin Quality Foods                                 Delta International Machinery
         Ben E. Keith Company                                 Familian Pipe & Supply
         Burns Philp Food/Tones Brothers                      Liberty Hardware
         Canned Foods                                         Loctite
         Reser's Fine Foods                                   Motors and Armatures, Inc.
         Tanimura & Antle                                     PPG Architectural Finishes
         Sainsbury's Supermarket Limited                      Rain Bird Sales
                                                              Siemens Energy and Automations
         THIRD PARTY LOGISTICS
         Burnham Services Corporation
         Skyway Freignt Systems

Many of our existing customers have developed e-commerce strategies and several new customers are principally focused on e-commerce. Within e-commerce, we target customers in the following categories: e-tailers (click and mortar and dot-com); e-fulfillment service providers (third party logistics/outsourced fulfillment); direct-to-consumer (catalog/mail order); e-manufacturers-consumer goods; and business-to-business for consumer goods. The following table sets forth a representative list of our e-commerce customers as of December 31, 1999, that have purchased at least $100,000 in products and services from us.

                Century Martial Art Supply                     Newell Rubbermaid
                Coldwater Creek                                Nordstrom Direct
                Columbia Sportswear                            Northern Tool and Equipment
                Fatbrain.com                                   Patagonia
                Guess?, Inc.                                   PlanetRx.com
                JC Whitney                                     Spiegel
                J. Jill Group                                  Stride Rite
                Lenox Collections                              Tibbett and Britten Limited
                Mars Music                                     ToysRUs.com
                Metatec Corp.                                  wine.com
                MicroWarehouse, Inc.                           Yankee Candle
                Mikasa


         Our top five customers in aggregate accounted for 10%, 14%, and 22% of total revenue for each of the years ended December 31, 1999, 1998, and 1997, respectively. No single customer accounted for 10% or more of our total revenue during any of the three years ended December 31, 1999.

PRODUCT DEVELOPMENT

         Our development efforts are focused on adding new functionality to existing products, enhancing the operability of our products across distributed and changing hardware platforms, operating systems and database systems, and developing new products. We believe that our future success depends in part upon our ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce new or enhanced products that incorporate new technological developments and emerging industry standards. To that end, our development efforts frequently focus on base system enhancements incorporating new user requirements and potential features identified through customer interaction and systems implementations. As a result, we are able to continue to offer our customers a highly configurable product with increasing functionality rather than a custom-developed software program.

         We are currently devoting a significant portion of our research and development efforts to the enhancement of the distributed N-Tier architecture version of PkMS, which currently operates with desktops running Windows 95/98/NT, standard radio frequency device clients and servers running both the Windows NT and the UNIX server operating environments. Our distributed N-Tier version is designed to allow different software applications and systems and hardware platforms to operate together more efficiently. We continue to develop new and enhanced functionality for PkMS, such as features designed to enhance worker productivity, improve yard management and schedule inbound shipment receiving appointments. We also plan to focus development efforts on integrating the SLOT-IT application into future releases of PkMS. We plan to principally conduct our development efforts internally in order to retain development knowledge and promote the continuity of programming standards; however, some projects may be outsourced.

         We continue to spend a portion of our research and development efforts on the development of Internet or business-to-business products and functionality. We recently entered into an agreement with one of the world's largest retail chains to build a collaborative information exchange service that enables real-time communication between retailers and suppliers. Communication will be facilitated through Internet-based XML technology. Microsoft Corporation is collaborating with us on the pilot and is providing expertise in the XML document definition, which will be based on the BizTalk(TM) Framework. We feel that this project, internally named Project Wildwood, will play a key role for our existing customers by bringing greater visibility and cooperation within their respective trading communities, which will in turn improve merchandise flow and improve customer support.

         Our research and development expenses for the years ended December 31, 1999, 1998 and 1997 were $10.2 million, $7.4 million, and $3.0 million, respectively. We intend to continue to increase our investment in product development.

COMPETITION

         Our products are targeted at the distribution center management systems market, which is intensely competitive and characterized by rapid technological change. The principal competitive factors affecting the market for our products include:

         -        vendor and product reputation;

         -        compliance with industry standards;

         -        product architecture, functionality and features;

         -        ease and speed of implementation;

         -        return on investment;

         -        product quality, price and performance; and

         -        level of support.

         We believe that we compete favorably with respect to each of these factors. Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise as a whole. Our existing competitors include:

         - distribution center management software vendors including Catalyst International, Inc., EXE Technologies, Inc., Optum, Inc. and McHugh Software International, Inc.;

         - ERP or SCM application vendors that offer warehouse management functionality or modules of their product suites, such as Retek, JD Edwards or SAP;

         - the corporate information technology departments of current or potential customers capable of internally developing solutions; and

         - smaller independent companies that have developed or are attempting to develop distribution center management software that competes with our software solution.

         We may face competition in the future from ERP and SCM applications vendors and business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of distribution center management software. To the extent such ERP and SCM vendors develop or acquire systems with functionality comparable or superior to our products, their significant installed customer bases, long-standing customer relationships and ability to offer a broad solution could provide a significant competitive advantage over Manhattan. In addition, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

         Many of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we do. In order to be successful in the future, we must continue to respond promptly and effectively to technological change and competitors' innovations. There can be no assurance that our current or potential competitors will not develop products comparable or superior in terms of price and performance features to those developed by us. In addition, no assurance can be given that we will not be required to make substantial additional investments in connection with our research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future. Increased competition may result in reductions in market share, pressure for price reductions and related reductions in gross margins, any of which could materially and adversely affect our ability to achieve our financial and business goals. There can be no assurance that in the future we will be able to successfully compete against current and future competitors.

INTERNATIONAL OPERATIONS

         For the year ended December 31, 1999, the Company had international revenues of approximately $5.6 million, or 7% of total revenues. International revenues include all revenues derived from sales to customers outside the United States.

         During 1998, we commenced operations in Europe. Total revenues for the Europe were approximately $3.8 million and $130,000 for the years ended December 31, 1999 and 1998, respectively, which represents approximately 5% and less than 1%, respectively, of our total revenues.

PROPRIETARY RIGHTS

         We rely on a combination of copyright, trade secret, trademark, service mark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We have a registered trademark in "PkMS" and trademarks in "SLOT-IT" and the Manhattan logo. We have no registered copyrights. We generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to, and distribution of, our proprietary information. We license PkMS to our customers in source code format and restrict the customer's use for internal purposes without the right to sublicense the PkMS or SLOT-IT product. However, we believe that this provides us only limited protection. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot assure that we will successfully deter misappropriation or independent third party development of our technology or prevent an unauthorized third party from copying or obtaining and using our products or technology. In addition, policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exist, software piracy could become a problem.

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

EMPLOYEES

         As of December 31, 1999, we had 557 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. As of December 31, 1999, certain of our employees were employed pursuant to the H-1(B), non-immigrant work-permitted visa classification.

EXECUTIVE OFFICERS

         The executive officers of Manhattan and certain information about them are as follows:

                  NAME                AGE                                    POSITION
                  -----               ---                                    --------
   Alan J. Dabbiere .................. 38           Chairman of the Board of Directors
   Richard M. Haddrill ............... 46           President, Chief Executive Officer and Director
   Deepak Raghavan ................... 33           Senior Vice President, Chief Technology Officer and Director
   Jeffry W. Baum .................... 37           Senior Vice President--International Operations
   David K. Dabbiere ................. 41           Senior Vice President, Chief Legal Officer and Secretary
   Thomas Williams ................... 43           Senior Vice President, Chief Financial Officer and Treasurer
   Neil Thall ........................ 53           Executive Vice President--Professional Services


         ALAN J. DABBIERE, a founder of Manhattan, has served as Chairman of the Board since February 1998 and served as Chief Executive Officer and President of Manhattan from 1990 until October 1999. From 1986 until 1990, Mr. Dabbiere was employed by Kurt Salmon Associates, a management consulting firm specializing in consumer products manufacturing and retailing, where he specialized in consulting for the retail and consumer products manufacturing industries. At Kurt Salmon Associates, Mr. Dabbiere participated in Quick Response pilot projects focused on the value of an integrated supply chain initiative. Mr. Dabbiere serves on the American Apparel Manufacturer Association's Management Systems Committee.

         RICHARD M. HADDRILL was named President and Chief Executive Officer of Manhattan in October 1999 and appointed to the Board of Directors. Prior to joining the Company, Mr. Haddrill was President, CEO and a Board Member for Powerhouse Technologies, a successful technology, services and gaming company. He joined Powerhouse in 1994 as its Executive Vice President and was then promoted to President and Chief Executive Officer in 1996. From 1992 until 1994, Mr. Haddrill was President of computer software company Knowledgeware's international subsidiaries. During his employment at Ernst & Young, from 1975 until 1991, Mr. Haddrill held various positions within the company, including Managing Partner and Partner.

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

         JEFFRY W. BAUM has served as Senior Vice President -- International Operations of Manhattan since January 2000. From January 1998 to January 2000, Mr. Baum served as Vice President, International Business Development. From January 1997 until February 1998, Mr. Baum served as Vice President, Sales and Marketing of Haushahn Systems & Engineers, a warehouse management systems and material handling automation provider. From March 1992 until December 1996, Mr. Baum served as Senior Account Manager at Haushahn. Prior to that, Mr. Baum served in a variety of business development, account management and marketing positions with Logisticon, Inc. and Hewlett-Packard.

         DAVID K. DABBIERE has served as Senior Vice President, Chief Legal Officer and Secretary of Manhattan since August 1998. From March 1998 to August 1998, Mr. Dabbiere served as Vice President, General Counsel and Secretary of Manhattan. From 1984 to 1998, Mr. Dabbiere was employed by The Procter & Gamble Company, most recently as Associate General Counsel. Mr. Dabbiere was responsible for, among other duties, the intellectual property matters for Procter & Gamble's Beauty Care and Cosmetic & Fragrances sectors.

         THOMAS WILLIAMS has served as Senior Vice President, Chief Financial Officer and Treasurer of Manhattan since February 2000. From February 1996 to February 2000, Mr. Williams served as Group Vice President, Finance and Administration for Sterling Commerce, Inc., a worldwide leader in providing E-business solutions for the Global 5000 companies. From December 1994 to January 1996, Mr. Williams served as Division Vice President, Finance and Administration for Sterling Software, Inc., one of the 20 largest independent software companies in the world. From June 1989 to November 1994, Mr. Williams held various senior management finance and accounting positions with Knowledgeware, Inc. Mr. Williams joined Knowledgeware from Ernst & Young.

         NEIL THALL has served as Executive Vice President -- Professional Services of Manhattan since January 2000. From August 1998 to January 2000, Mr. Thall served as Senior Vice President--Supply Chain Strategy, and from January 1998 to August 1998, he served as Vice President--Supply Chain Strategy of Manhattan. From 1992 to 1997, Mr. Thall served as President of Neil Thall Associates, a software development and management consulting subsidiary of HNC Software, Inc. that specialized in inventory management, Quick Response and vendor managed inventory initiatives. Prior to 1992, Mr. Thall was employed by Kurt Salmon Associates as National Service Director--Retail Consulting, where he specialized in the development and implementation of information systems for major department stores and specialty and mass merchant chains.

Other Key Employees

         JEFFREY MITCHELL has served as Vice President, North American Sales of Manhattan since May 1999. Prior to that, Mr. Mitchell served in various sales management roles at Manhattan Associates since April 1997. From April 1995 until April 1997, Mr. Mitchell was a sales representative for Intrepa (formerly The Summit Group), a provider of warehouse and transportation management packages. From May 1991 until April 1995, Mr. Mitchell served in various aspects of account management in the employer services division of ADP providing outsource payroll and human resources solutions.

         MICHAEL CROXTON joined Manhattan as Vice President, Marketing and Product Management in December 1999. From 1998 to 1999, Mr. Croxton served as the Vice President of Marketing and Strategic Alliances for Software Solutions, Inc., a supply chain management solution company. From 1993 to 1997, Mr. Croxton was the Vice President of Marketing and Product Development for Softlab, Inc. Mr. Croxton also served as a Product Manager of Enterprise Client Server for Knowledgeware, Inc. from 1989 to 1993. His responsibilities at Knowledgeware, Softlab and Software Solutions included formulating and articulating their corporate strategic vision. Prior to 1989, Mr. Croxton held various consulting positions at Pilot Executive Software, Thorn EMI Computer Software and EPS Consultants.


         KEN SHIPP joined Manhattan in December 1999 as Vice President, Product Development. Mr. Shipp was the Vice President of LAN & Database Technology Services for Shared Medical Systems from 1995 until December 1999, where he was responsible for product planning, architecture and development of new products using client/server, intranet and relational database technologies. Mr. Shipp also served as Department Manager, Strategic LAN Development from 1989 to 1995 at Shared Medical Systems. During his employment at IBM Corporation from 1974 until 1989, Mr. Shipp served in various positions including Senior Manager -- Office System Performance, Manager -- Cross-Product System Design, and Senior Product Planner--Office Systems. Mr. Shipp earned six Invention Achievement Awards and has been awarded ten patents for word processing.


ITEM 2.  PROPERTIES.

         Our principal administrative, sales, marketing, support and research and development facility is located in approximately 94,000 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through December 31, 2002. In addition, we may expand into additional facilities in the future.


ITEM 3.  LEGAL PROCEEDINGS.

         On December 17, 1999, we commenced an action against Wang's International, Inc., a Tennessee corporation, in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis. Our complaint alleges breach of contract based upon Wang's failure to pay invoices as due and for its refusal to satisfy an outstanding balance of approximately $1,000,000 for equipment sales and consulting services. On January 5, 2000, the case was removed to the United States District Court for the Western District of Tennessee, Western Division, where Wang's filed an answer and counterclaim. We believe that the allegations raised by Wang's in its counterclaim are without merit and are not material to our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Our common stock is traded on the Nasdaq National Market under the symbol "MANH". The price per share reflected in the table below represents the range of low and high closing sale prices for our common stock as reported by The Nasdaq Stock Market for each of the quarters during 1999:

                   FISCAL PERIOD                         HIGH PRICE  LOW PRICE
                   -------------                         ----------  ---------
   1998
   Second Quarter (from April 23, 1998) ................   $26.50     $17.50
   Third Quarter .......................................    28.13      10.00
   Fourth Quarter ......................................    27.63       8.00
   1999
   First Quarter .......................................   $26.25     $ 7.66
   Second Quarter ......................................    15.38       7.56
   Third Quarter .......................................    10.56       5.50
   Fourth Quarter ......................................     9.44       3.53


         The closing sale price of our common stock as reported by the Nasdaq National Market on March 29, 2000 was $31.875. The number of shareholders of our common stock as of March 29, 2000 was approximately 112.

         Prior to our initial public offering in April 1998, our predecessors historically made distributions to shareholders related to their limited liability company status and the resulting tax payment obligations imposed on its shareholders. We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained by us for investment in our business.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. The statement of income data for the years ended December 31, 1997, 1998 and 1999, and the balance sheet data as of December 31, 1998, and 1999, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the year ended December 31, 1995, and 1996, and the balance sheet data as of December 31, 1995, 1996, and 1997, are derived from the audited financial statements not included herein. Historical and pro forma results are not necessarily indicative of results to be expected in the future.

                                                                                         YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------------------------
                                                                       1995         1996         1997         1998           1999
                                                                     -------      -------      -------      --------       -------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Revenue:
    Software license ..........................................      $ 2,463      $ 3,354      $ 7,160      $ 13,816       $14,578
    Services ..................................................        3,503        6,236       14,411        32,358        52,889
    Hardware ..................................................        5,255        4,810       10,886        15,891        13,825
                                                                     -------      -------      -------      --------       -------
      Total revenue ...........................................       11,221       14,400       32,457        62,065        81,292
  Cost of revenue:
    Software license ..........................................            6          177          461           920         1,471
    Services ..................................................        1,740        2,026        6,147        15,286        30,643
    Hardware ..................................................        3,991        3,734        8,001        11,791        10,526
                                                                     -------      -------      -------      --------       -------
      Total cost of revenue ...................................        5,737        5,937       14,609        27,997        42,640
                                                                     -------      -------      -------      --------       -------
  Gross margin ................................................        5,484        8,463       17,848        34,068        38,652
  Operating expenses:
    Research and development ..................................        1,138        1,236        3,025         7,429        10,201
    Acquired research and development .........................           --           --           --         1,602            --
    Sales and marketing .......................................        1,147        1,900        3,570         9,045        14,344
    General and administrative ................................        1,058        1,454        2,975         6,731        13,670
                                                                     -------      -------      -------      --------       -------
      Total operating expenses ................................        3,343        4,590        9,570        24,807        38,215
                                                                     -------      -------      -------      --------       -------
  Income from operations ......................................        2,141        3,873        8,278         9,261           437
  Other income, net ............................................          40          103           56         1,070         1,218
                                                                     -------      -------      -------      --------       -------
  Income before income taxes ..................................        2,181        3,976        8,334        10,331         1,655
  Income tax expense (benefit):
      Tax provision as a "C" corporation ......................           --           --           --         3,329           554
      Deferred tax adjustment .................................           --           --           --          (316)           --
                                                                     -------      -------      -------      --------       -------
  Net income ..................................................      $ 2,181      $ 3,976      $ 8,334      $  7,318       $ 1,101
                                                                     =======      =======      =======      ========       =======
  Diluted net income per share ................................      $  0.11      $  0.20      $  0.40      $   0.29       $  0.04
                                                                     =======      =======      =======      ========       =======
  Shares used in computing diluted net
    income per share ..........................................       20,010       20,308       20,761        25,651        26,553
                                                                     =======      =======      =======      ========       =======
  Income before pro forma income taxes ........................      $ 2,181      $ 3,976      $ 8,334      $ 10,331
  Pro forma income taxes(1) ...................................          800        1,486        3,023         4,244
                                                                     -------      -------      -------      --------
  Pro forma net income(1) .....................................      $ 1,381      $ 2,490      $ 5,311      $  6,087
                                                                     =======      =======      =======      ========
  Pro forma diluted net income per share(2) ...................                                             $   0.24
  Shares used in computing pro forma diluted net                                                            ========
    income per share(2) .......................................                                               25,686
                                                                                                            ========
                                                                                             DECEMBER 31,
                                                                     -------------------------------------------------------------
                                                                       1995         1996         1997         1998           1999
                                                                     -------      -------      -------      --------       -------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital .............................................      $ 3,199      $ 4,116      $ 6,268      $ 44,561       $46,948
  Total assets ................................................        5,332        7,276       15,006        67,775        80,923
  Total shareholders' equity ..................................        3,755        4,882        8,454        55,635        58,606

----------------------

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

(2)      See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         All statements, trend analyses and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements.

OVERVIEW

         Manhattan is a leading provider of technology-based solutions to improve supply chain effectiveness and efficiencies. Our solutions enhance distribution efficiencies through the integration of supply chain constituents, including manufacturers, distributors, retailers, suppliers, transportation providers and end consumers. Our solutions are designed to optimize the receipt, storage, assembly and distribution of inventory and the management of equipment and personnel within a distribution center, and to enhance communications between the distribution center and its trading partners. Our solutions consist of software, including PkMS, a comprehensive and modular software system; services, including design, configuration, implementation, and training services, plus customer support and software upgrades; and hardware. We currently provide solutions to manufacturers, distributors, retailers and transportation providers primarily in the following markets: direct-to-consumer/e-commerce, retail, apparel/footwear, consumer products manufacturing, food/grocery and third party logistics.

 Revenues

         Our revenues consist of fees from the licensing of software;
fees from consulting, implementation and training services (collectively, "professional services"), plus customer support and software upgrades; and sales of complementary radio frequency and computer equipment.

         We recognize license revenue in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). Under SOP 97-2, we recognize software license revenue when the following criteria are met: (1) a signed contract is obtained;
(2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999, and we adopted the residual method for such arrangements at that time. For those contracts that contain significant future obligations, license revenue is recognized under the percentage of completion method.

         Our services revenue consists of fees generated from professional services, customer support and software upgrades related to our software products. Revenue related to professional services performed by us are generally billed on an hourly basis and revenue is recognized as the services are performed. Revenue related to customer support and software upgrades are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.

         Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to our warehouse system solutions. These products include computer hardware, radio frequency terminal networks, bar code printers and scanners, and other peripherals. We generally purchase hardware from our vendors only after receiving an order from a customer and revenue is recognized upon shipment by the vendor to the customer.

Organization and Income Taxes

         Prior to April 23, 1998, we elected to report as a limited liability company that was treated as a partnership for income tax purposes, and, as a result, we were not subject to federal and state income taxes. Pro forma net income amounts discussed below include additional provisions for income taxes on a pro forma basis as if we were liable for federal and state income taxes as a taxable corporate entity throughout the periods presented. The pro forma tax provision is calculated by applying our statutory tax rate to pretax income, adjusted for permanent tax differences. Our status as a limited liability company terminated immediately prior to the effectiveness of our initial public offering in April 1998, and we have been taxed as a business corporation since that time.

Acquisitions

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

         We determined the value of the acquired research and development of approximately $1.6 million based on the estimated costs to reproduce the efforts that PAC incurred to begin the development of the Windows NT version of SLOT-IT. We estimated the time to reproduce the product to be 20 man years. This estimate was based on the actual time incurred by PAC to develop the software and our years of experience developing and commercializing technologies on these platforms in this industry. Our management and the President and founder of PAC estimated that PAC has put in 40 man years (based on an average of 4 developers over a period of 10 years) to develop both the DOS based version of SLOT-IT (which was being marketed at the time of the acquisition) and the Windows NT version of SLOT-IT (which was being developed at the time of the acquisition). If we were to have recreated the Windows NT version of SLOT-IT with the benefit of an existing DOS based version, we believe we would have spent 20 man years to conceive, design and develop the Windows NT version that existed at the acquisition date. We estimated that this development would have taken 10 employees approximately 2 years to develop, or 20 man years. We estimated the cost per employee based on an estimated fully-loaded cost per development employee per year and applied that cost to the 20 man years. The fully-loaded cost of $77,000 per year per development employee was based on the actual average salary per development employee of $70,000 plus payroll taxes of 7% ($5,000) and employee benefits of 3% ($2,000). This fully-loaded cost per development employee was increased by 8% for the second year of development.

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

         We accounted for this $1.6 million amount as acquired research and development as we intend to continue completing the development and integration of the SLOT-IT Windows NT version into PkMS. We completed development of the Windows NT version of SLOT-IT in the first half of 1999. We estimate the cost to fully integrate SLOT-IT into PkMS to range from approximately $500,000 to $1,000,000. We are currently in the process of integrating the SLOT-IT software into PkMS. We cannot assure a successful completion of this integration or that the resulting products, if completed, will achieve market acceptance. If such projects are unsuccessful, our business, financial condition and results of operations would likely be materially adversely affected.

         In October 1998, we purchased certain assets of Kurt Salmon Associates, Inc., or KSA. The total purchase price for these assets was approximately $2.0 million consisting of $1.75 million in cash and assumed liabilities of approximately $250,000. The purchase price was allocated to the intangible assets acquired, including a customer list, assembled workforce, purchased software, trade names and goodwill. The assets are being amortized over periods ranging from three to ten years.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain items reflected in the Company's consolidated statements of income:

                                                               YEAR ENDED DECEMBER 31,
                                                            -----------------------------
                                                            1997        1998       1999
                                                           ------      ------     ------
   STATEMENT OF INCOME DATA:
   Revenue:
      Software license ..................................    22.1%       22.3%      17.9%
      Services ..........................................    44.4        52.1       65.1
      Hardware ..........................................    33.5        25.6       17.0
                                                           ------      ------     ------
        Total revenue ...................................   100.0       100.0      100.0
                                                           ------      ------     ------
   Cost of revenue:
      Software license ..................................     1.4         1.5        1.8
      Services ..........................................    18.9        24.6       37.7
      Hardware ..........................................    24.7        19.0       12.9
                                                           ------      ------     ------
        Total cost of revenue ...........................    45.0        45.1       52.4
                                                           ------      ------     ------
   Gross margin .........................................    55.0        54.9       47.6
   Operating expenses:
      Research and development ..........................     9.3        12.0       12.6
      Acquired research and development .................      --         2.6         --
      Sales and marketing ...............................    11.0        14.6       17.6
      General and administrative ........................     9.2        10.8       16.8
                                                           ------      ------     ------
        Total operating expenses ........................    29.5        40.0       47.0
                                                           ------      ------     ------
   Income from operations ...............................    25.5        14.9        0.6
   Other income, net ....................................     0.2         1.7        1.5
                                                           ------      ------     ------
   Income before income taxes ...........................    25.7        16.6        2.1
   Income tax expense (benefit):
      Tax provision as a "C" corporation ................      --         5.3        0.7
      Deferred tax adjustment ...........................      --        (0.5)        --
                                                           ------      ------     ------
   Net income ...........................................    25.7%       11.8%       1.4%
                                                           ======      ======     ======
   Income before pro forma income taxes .................    25.7        16.6
      Pro forma income taxes ............................     9.3         6.8
                                                           ------      ------
   Pro forma net income .................................    16.4%        9.8%
                                                           ======      ======


YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

   REVENUE

         The Company's revenues consist of fees from the licensing of software; fees from consulting, implementation and training services (collectively, "professional services"), plus customer support and software upgrades; and sales of complementary radio frequency and computer equipment. Total revenue increased 91.2% from $32.5 million in 1997 to $62.1 million in 1998. Total revenue increased 31.0% from $62.1 million in 1998 to $81.3 million in 1999. The increases in total revenue were primarily attributable to increases in sales of software licenses and services to new and existing customers.

         Software License. Software license revenue increased from $7.2 million in 1997 to $13.8 million in 1998, an increase of $6.6 million or 93.0%. Software license revenue increased from $13.8 million in 1998 to $14.6 million in 1999, an increase of $.8 million or 6.0%. The increases in revenue from software licenses was primarily due to an increase in the number of PkMS licenses sold and, to a lesser extent, license revenue from sales of new, internally-developed products and products acquired from PAC. Additionally, during 1998 and 1999, the Company experienced an increase in the average sales price of PkMS and, to a greater extent in 1999, an increase in the average size of PkMS sales. The increases in the average sales price and sale size of PkMS are principally due to increased product functionality and market acceptance of PkMS. The Company believes that the lower growth in software license revenues in 1999 was at least partially attributable to lower capital expenditures by companies for software and related implementations due to Year 2000 concerns.

         Services. Services revenue increased from $14.4 million in 1997 to $32.4 million in 1998, an increase of $18.0 million or 124.5%. Services revenue increased from $32.4 million in 1998 to $52.9 million in 1999, an increase of $20.5 million or 63.4%. The increases in revenue from services were principally due to increases in the number of customers purchasing professional services from the Company, services to support customers and provide software upgrades on a growing installed base, and increases in the number of services personnel devoted to the delivery of billable professional services.

         Hardware. Hardware revenue increased from $10.9 million in 1997 to $15.9 million in 1998, an increase of $5.0 million or 46.0%. Hardware revenue decreased from $15.9 million in 1998 to $13.8 million in 1999, a decrease of $2.1 million or 13.0%. Sales of hardware are largely dependent upon the number of PkMS licenses sold, the scope of such PkMS implementations and the technological sophistication and purchasing power of customers buying PkMS. Hardware revenue decreased in 1999 from 1998 due to a decline in the number of PkMS licenses sold and an increase in such sales to customers with technological sophistication and purchasing power.

   COST OF REVENUE

         Cost of Software License. Cost of software license revenue consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; and the amortization of purchased software and capitalized research and development costs. Cost of software license revenue increased from $461,000 in 1997, or 6.4% of software license revenue, to $920,000 in 1998, or 6.7% of software license revenue. Cost of software license revenue increased to $1.5 million in 1999, or 10.1% of software license revenue. The increases in cost of software license revenue are primarily due to increases in the amortization of capitalized research and development expenses. Cost of software license revenue for 1999 includes approximately $472,000 of purchased software and capitalized research and development costs expensed in conjunction with discontinued projects.

         Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to system implementation projects, training and software support services. Cost of services revenue increased from $6.1 million in 1997, or 42.7% of services revenue, to $15.3 million in 1998, or 47.2% of services revenue. Cost of services revenue increased to $30.6 million in 1999, or 57.9% of services revenue. The increases in cost of services revenue were directly related to increases in the number of employees and contracted personnel dedicated to services activities. The increases in cost of services revenue as a percentage of services revenue were principally due to decreases in the percentage of billable time per services personnel, as well as increased training and other costs related to increases in services personnel. Part of the decrease in the percentage of billable time in 1999 was due to over-staffing, as a result of a lower level of software license sales and service revenues than anticipated.

         Cost of Hardware. Cost of hardware revenue increased from $8.0 million in 1997, or 73.5% of hardware revenue, to $11.8 million in 1998, or 74.2% of hardware revenue. Cost of hardware revenue decreased to $10.5 million in 1999, or 76.1% of hardware revenue. The increases in the cost of hardware as a percentage of hardware revenue are principally due to increases in the percentage of hardware products sold with relatively lower gross margins during 1999 as compared to hardware sales during 1997 and 1998.

OPERATING EXPENSES

         Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in the Company's product development efforts. The Company's research and development expenses increased by 145.6% from $3.0 million in 1997, or 9.3% of total revenue, to $7.4 million in 1998, or 12.0% of total revenue. The Company's research and development expenses increased by 37.3% from $7.4 million in 1998, or 12.0% of total revenue, to $10.2 million in 1999, or 12.6% of total revenue. The increases in research and development expenses were principally due to the addition of development personnel devoted to the enhancement of existing products and new product development. The Company's significant product development efforts include the continued development and enhancement of PkMS, including the N-Tier version of PkMS, and, to a lesser extent, the continued development of SLOT-IT, including the Windows NT version of SLOT-IT. During the years ended December 31, 1998 and 1999, the Company capitalized $614,000 and $909,000 of research and development expenses, respectively. The company expensed approximately $300,000 of such capitalized costs during 1999 in conjunction with discontinued projects, which was classified as cost of software license revenue.

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

         Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, advertising programs and other promotional activities. Sales and marketing expenses increased by 153.4% from $3.6 million in 1997, or 11.0% of total revenue, to $9.0 million in 1998, or 14.6% of total revenue. Sales and marketing expenses increased by 58.6% from $9.0 million in 1998, or 14.6% of total revenue to $14.3 million in 1999, or 17.6% of total revenue. The increases in sales and marketing expenses were the result of increases in the number of sales and marketing personnel, incentive sales compensation and, to a greater extent in 1999, continued expansion of marketing programs and related activities.

         General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as facilities, depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 126.3% from $3.0 million in 1997, or 9.2% of total revenue, to $6.7 million in 1998, or 10.8% of total revenue. General and administrative expenses increased by 103.1% from $6.7 million in 1998, or 10.8% of total revenue, to $13.7 million in 1999, or 16.8% of total revenue. The increases in general and administrative expenses were principally due to increased personnel, recruiting expenses, rent and other administrative expenses related to the Company's growth. Depreciation and amortization expenses included in general and administrative was $350,000, $1.4 million and $4.0 million during 1997, 1998 and 1999, respectively. During 1999, the Company incurred general and administrative expenses of approximately $1.1 million associated with the recruitment of new members of the Company's executive management team, impaired intangible assets and the abandonment of excess leased facilities.

         Operating Income. Operating income increased by 11.9% from $8.3 million in 1997, or 25.5% of total revenue, to $9.3 million in 1998, or 14.9% of total revenue. Operating income decreased by 95.3% from $9.3 million in 1998, or 14.9% of total revenue, to $437,000 in 1999, or 0.6% of total revenue. The decrease in operating income was primarily due to increased payroll and related costs. Additionally, during 1999 approximately 10% of the Company's workforce was terminated as part of a plan to realign the Company's resources with anticipated revenue growth. Approximately $717,000 of severance and other related costs were incurred and expensed in the third quarter of 1999 as part of this plan. Additionally, operating income was affected by amounts expensed for the recruitment of new members of the Company's executive management team, impaired intangible assets and the abandonment of excess leased facilities, as described above.

INCOME TAXES

         Provision for Income Taxes. Prior to the initial public offering in April 1998, the Company's predecessor, Manhattan Associates Software, LLC, was treated as a partnership and was not subject to federal income taxes. The income or loss of Manhattan Associates Software, LLC was included in the owners' individual federal and state tax returns, and as such, no provision for income taxes was recorded in the accompanying statements of income prior to April 23, 1998. The provision for income taxes in 1998 was $3.0 million, net of a one-time benefit of $316,000, compared to a provision for income taxes of $554,000 in 1999.

         In connection with the conversion of Manhattan Associates Software, LLC to Manhattan Associates, Inc., the Company recognized a one-time benefit of $316,000 in 1998 by recording the asset related to the future reduction of income tax payments due to temporary differences between the recognition of income for financial statements and income tax regulations.

         The pro forma provision for income taxes was $3.0 million in 1997 as compared to $4.2 million in 1998. The increase in 1998 is a direct result of the Company's increased income in 1998. The pro forma income tax provision for 1999 is the same as the historical income tax provision of $554,000. The decrease of $3.7 million in the provision for income taxes for 1999 as compared to the pro forma provision for income taxes in 1998 was the result of the substantial decrease in income before income taxes. The Company's effective income tax rates, assuming pro forma rates for 1997 and 1998, were 36.3%, 41.1% and 33.5% in 1997, 1998 and 1999, respectively. The increase in the effective pro forma income tax rate during 1998 was the result of the in-process research and development charge being non-deductible. Excluding the effect of the in-process research and development charge, the Company's effective pro forma tax rate was 35.6% in 1998.

EARNINGS PER SHARE

         Net Income per Share. Pro forma net income was $5.3 million, or $0.25 per diluted share for the year ended December 31, 1997. Pro forma net income was $6.1 million, or $0.24 per diluted share, for the year ended December 31, 1998. Excluding the effect of the one-time acquired research and development charge of $1.6 million, pro forma net income for the year ended December 31, 1998 was $7.7 million, or $0.30 per diluted share. Net income was $1.1 million, or $0.04 per diluted share for the year ended December 31, 1999.

QUARTERLY RESULTS OF OPERATIONS

         The following table presents certain unaudited quarterly statements of income data for each of the Company's last eight quarters for the period ended December 31, 1999, as well as the percentage of the Company's total revenue represented by each item. The information has been derived from the Company's audited Financial Statements. The unaudited quarterly Financial Statements have been prepared on substantially the same basis as the audited Financial Statements contained herein. In the opinion of management, the unaudited quarterly Financial Statements include all adjustments, consisting only of normal recurring adjustments, that the Company considers to be necessary to present fairly this information when read in conjunction with the Company's Financial Statements and notes thereto appearing elsewhere herein. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                                  QUARTER ENDED
                                                 ---------------------------------------------------------------------------------
                                                 MAR. 31,   JUNE 30, SEPT. 30,  DEC. 31,  MAR. 31,   JUNE 30,   SEPT. 30, DEC. 31,
                                                   1998       1998      1998      1998      1999       1999       1999      1999
                                                 --------   -------- ---------  --------  --------  ---------  ---------- --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenue:
  Software license ............................  $  2,152   $ 2,849   $ 3,898   $ 4,917   $ 4,437   $  3,095   $  2,753   $ 4,293
  Services ....................................     5,284     7,169     9,830    10,075    10,958     12,811     14,488    14,632
  Hardware ....................................     3,934     4,076     2,860     5,021     2,755      3,933      2,814     4,322
                                                 --------   -------   -------   -------   -------   --------   --------   -------
    Total revenue .............................    11,370    14,094    16,588    20,013    18,150     19,839     20,055    23,247
Cost of revenue:
  Software license ............................        69       171       372       308       190        386        599       296
  Services ....................................     2,519     3,377     4,312     5,078     6,042      7,542      8,778     8,281
  Hardware ....................................     3,080     2,924     2,038     3,749     2,044      3,000      2,174     3,307
                                                 --------   -------   -------   -------   -------   --------   --------   -------
    Total cost of revenue .....................     5,668     6,472     6,722     9,135     8,276     10,928     11,551    11,884
                                                 --------   -------   -------   -------   -------   --------   --------   -------
Gross margin ..................................     5,702     7,622     9,866    10,878     9,874      8,911      8,504    11,363
Operating expenses:
  Research and development ....................     1,285     1,937     2,058     2,149     2,719      3,082      2,265     2,135
  Acquired research and development ...........     1,602        --        --        --        --         --         --        --
  Sales and marketing .........................     1,313     2,008     2,692     3,032     4,044      4,043      3,235     3,022
  General and administrative ..................     1,127     1,370     1,884     2,350     3,008      3,266      3,225     4,171
                                                 --------   -------   -------   -------   -------   --------   --------   -------
    Total operating expenses ..................     5,327     5,315     6,634     7,531     9,771     10,391      8,725     9,328
                                                 --------   -------   -------   -------   -------   --------   --------   -------
Income (loss) from operations .................       375     2,307     3,232     3,347       103     (1,480)      (221)    2,035
Other income, net..............................        14       278       442       336       262        271        323       362
                                                 --------   -------   -------   -------   -------   --------   --------   -------
Income (loss) before income taxes .............       389     2,585     3,674     3,683       365     (1,209)       102     2,397
Income taxes and pro forma income taxes(1) ....       713       904     1,361     1,266       125       (449)        41       838
                                                 --------   -------   -------   -------   -------   --------   --------   -------
Net income (loss) and pro forma net
  income(1) ...................................  $   (324)  $ 1,681   $ 2,313   $ 2,417   $   240   $   (760)  $     61   $ 1,559
                                                 ========   =======   =======   =======   =======   ========   ========   =======
Diluted net income (loss) and pro forma
    diluted net income (loss) per share(1) ....  $  (0.02)  $  0.07   $  0.09   $  0.09   $  0.01   $  (0.03)  $   0.00   $  0.06
                                                 ========   =======   =======   =======   =======   ========   ========   =======
Shares used in diluted net income and pro
    forma diluted net income per share(1) .....    20,241    25,425    26,999    27,182    27,219     24,029     25,706    26,139
                                                 ========   =======   =======   =======   =======   ========   ========   =======



----------------------
(1) In connection with the conversion from limited liability company status on April 23, 1998, we became subject to federal and state corporate income taxes. Pro forma net income is presented as if we had been subject to corporate income taxes for all periods presented.

                                                                            AS A PERCENTAGE OF TOTAL REVENUE
                                                 ---------------------------------------------------------------------------------
                                                 MAR. 31,   JUNE 30, SEPT. 30,  DEC. 31,  MAR. 31,   JUNE 30,   SEPT. 30, DEC. 31,
                                                   1998       1998      1998      1998      1999       1999       1999      1999
                                                 --------   -------- ---------  --------  --------  ---------  ---------- --------
Revenue:
  Software license ............................      18.9%     20.2%     23.5%     24.6%     24.4%      15.6%      13.7%     18.5%
  Services ....................................      46.5      50.9      59.3      50.3      60.4       64.6       72.3      62.9
  Hardware ....................................      34.6      28.9      17.2      25.1      15.2       19.8       14.0      18.6
                                                 --------   -------   -------   -------   -------   --------   --------   -------
    Total revenue .............................     100.0     100.0     100.0     100.0     100.0      100.0      100.0     100.0
Cost of revenue:
  Software license ............................       0.6       1.2       2.2       1.5       1.0        2.0        3.0       1.3
  Services ....................................      22.2      24.0      26.0      25.4      33.3       38.0       43.8      35.6
  Hardware ....................................      27.1      20.7      12.3      18.7      11.3       15.1       10.8      14.2
                                                 --------   -------   -------   -------   -------   --------   --------   -------
    Total cost of revenue .....................      49.9      45.9      40.5      45.6      45.6       55.1       57.6      51.1
                                                 --------   -------   -------   -------   -------   --------   --------   -------
Gross margin ..................................      50.1      54.1      59.5      54.4      54.4       44.9       42.4      48.9
Operating expenses:
  Research and development ....................      11.3      13.7      12.4      10.7      15.0       15.5       11.3       9.2
  Acquired research and development ...........      14.1        --        --        --        --         --         --        --
  Sales and marketing .........................      11.5      14.3      16.2      15.2      22.2       20.4       16.1      13.0
  General and administrative ..................       9.9       9.7      11.4      11.7      16.6       16.5       16.1      17.9
                                                 --------   -------   -------   -------   -------   --------   --------   -------
    Total operating expenses ..................      46.8      37.7      40.0      37.6      53.8       52.4       43.5      40.1
                                                 --------   -------   -------   -------   -------   --------   --------   -------
Income (loss) from operations .................       3.3      16.4      19.5      16.8       0.6       (7.5)      (1.1)      8.8
Other income, net .............................       0.1       2.0       2.6       1.7       1.4        1.4        1.6       1.5
                                                 --------   -------   -------   -------   -------   --------   --------   -------
Income (loss) before income taxes .............       3.4%     18.4%     22.1%     18.5%      2.0%      (6.1)%      0.5%     10.3%
                                                 ========   =======   =======   =======   =======   ========   ========   =======


         Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Factors which could cause variations in our quarterly revenue and operating results are:

         -        demand for our products;

         -        introductions of new products by our competitors;

         -        the level of price competition by our competitors;

         -        customers' budgeting and purchasing cycles;

         -        delays in our implementations at customer sites;

         - timing of hiring new services employees and the rate at which such employees become productive;

         - development and performance of our direct and indirect sales channels;

         -        timing of any acquisitions and related costs; and

         -        identification of software quality problems.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has funded its operations primarily through cash generated from operations and the Offering. In addition, the Company previously borrowed money from the Company's majority shareholder, which was subsequently repaid. As of December 31, 1999, the Company had $39.9 million in cash, cash equivalents and short-term investments compared to $32.8 million at December 31, 1998.

         The Company's operating activities provided cash of $11.5 million in 1999, $2.9 million in 1998 and $7.0 million in 1997. Cash from operating activities arose principally from an increase in deferred revenue, accrued liabilities and income taxes payable, partially reduced by an increase in accounts receivable.

         The Company's investing activities used approximately $20.9 million, $14.5 million and $1.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's uses of cash were primarily for purchases of short-term investments and capital equipment, such as computer equipment and furniture and fixtures, to support its growth.

         The Company's financing activities provided approximately $1.3 million and $36.1 million in 1999 and 1998, respectively. The principal source of cash provided by financing activities for 1999 was the proceeds from the issuance of Common Stock pursuant to the exercise of stock options, partially reduced by the payments under capital lease obligations. The principal source of cash provided by financing activities for 1998 was additional borrowings under a Grid Promissory Note with the Company's majority shareholder; proceeds from the issuance of common stock in the Company's initial public offering, partially reduced by distributions to shareholders prior to the initial public offering; and the repayment of the note payable to the Company's majority shareholder. The Company's financing activities used approximately $5.1 million in 1997. The principal uses of cash were distributions to shareholders, partially reduced by borrowings from the Company's majority shareholder.

         The Company believes that existing balances of cash, cash equivalents and short-term investments will be sufficient to meet its working capital and capital expenditure needs at least for the next twelve months. Thereafter, the Company may require additional sources of funds to continue to support its business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN EXCHANGE

         During 1998, the Company commenced operations in Europe. Total revenues for Europe were approximately 5% of the Company's total revenues for the year ended December 31, 1999, and less than 1% of the Company's total revenues for the year ended December 31, 1998.

         The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 1999 and 1998 were not material.

INTEREST RATES

    The Company invests its cash in a variety of financial instruments, including taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from operations.

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

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at December 31, 1999 was approximately 5%. The fair value of securities held at December 31, 1999 was $27.1 million.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


  (a)      1.  Financial Statements


                                                     INDEX                                                     PAGE
                                                     -----                                                     ----
  Report of Independent Public Accountants..................................................................    30
  Consolidated Balance Sheets as of December 31, 1998 and 1999..............................................    31
  Consolidated Statements of Income for the Years Ended December 31, 1997, 1998 and 1999....................    32
  Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1998 and 1999......    33
  Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1997, 1998 and 1999......    34
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999................    35
  Notes to Consolidated Financial Statements................................................................    36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Manhattan Associates, Inc.:

         We have audited the accompanying consolidated balance sheets of MANHATTAN ASSOCIATES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1998 and 1999 and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Associates, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                              ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 4, 2000

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        DECEMBER 31,
                                                                                  -----------------------
                                                                                    1998            1999
                                                                                  --------       --------
ASSETS
Current assets:
     Cash and cash equivalents .............................................       $27,751        $19,695
     Short-term investments ................................................         5,012         20,220
     Accounts receivable, net of a $1,600 and $5,473 allowance for
        doubtful accounts, in 1998 and 1999, respectively ..................        20,806         24,275
     Deferred income taxes .................................................           622          2,695
     Refundable income taxes ...............................................           342             --
     Other current assets ..................................................         1,328          1,492
                                                                                   -------        -------
          Total current assets .............................................        55,861         68,377
                                                                                   -------        -------
Property and equipment:
     Property and equipment ................................................         9,185         14,207
          Less accumulated depreciation ....................................        (1,754)        (4,962)
                                                                                   -------        -------
     Property and equipment, net ...........................................         7,431          9,245
                                                                                   -------        -------
Intangible assets, net of accumulated amortization of $673 and $2,596 in
   1998 and 1999, respectively .............................................         4,204          3,172
Deferred taxes .............................................................           155             --
Other assets ...............................................................           124            129
                                                                                   -------        -------
          Total assets .....................................................       $67,775        $80,923
                                                                                   =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ......................................................       $ 4,954        $ 4,543
     Accrued compensation and benefits .....................................         1,674          1,589
     Accrued liabilities ...................................................         1,568          4,031
     Current portion of capital lease obligations ..........................           126            163
     Income taxes payable ..................................................            --          2,052
     Deferred revenue ......................................................         2,978          9,051
                                                                                   -------        -------
          Total current liabilities ........................................        11,300         21,429
                                                                                   -------        -------
Long-term portion of capital lease obligations .............................           840            799
Deferred income taxes ......................................................            --             89

Shareholders' equity:
     Preferred stock, no par value; 20,000,000 shares authorized, no shares
        issued or outstanding in 1998 or 1999 ..............................            --             --
     Common stock, $.01 par value; 100,000,000 shares authorized, 23,937,874 shares issued and outstanding in 1998 and
        24,221,587 shares issued and outstanding in 1999 ...................           239            242
     Additional paid-in-capital ............................................        53,305         54,563
     Retained earnings .....................................................         3,056          4,157
     Accumulated other comprehensive loss ..................................            (7)           (51)
     Deferred compensation .................................................          (958)          (305)
                                                                                   -------        -------
          Total shareholders' equity .......................................        55,635         58,606
                                                                                   -------        -------
          Total liabilities and shareholders' equity .......................       $67,775        $80,923
                                                                                   =======        =======

              The accompanying notes are an integral part of these
                         consolidated balance sheets.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
                                                         1997          1998            1999
                                                       -------       --------        -------
Revenue:
     Software license...............................   $ 7,160        $13,816        $14,578
     Services.......................................    14,411         32,358         52,889
     Hardware.......................................    10,886         15,891         13,825
                                                       -------        -------        -------
          Total revenue.............................    32,457         62,065         81,292
                                                       -------        -------        -------
Cost of revenue:
     Software license...............................       461            920          1,471
     Services.......................................     6,147         15,286         30,643
     Hardware.......................................     8,001         11,791         10,526
                                                       -------        -------        -------
          Total cost of revenue.....................    14,609         27,997         42,640
                                                       -------        -------        -------
Gross margin........................................    17,848         34,068         38,652
Operating expenses:
     Research and development.......................     3,025          7,429         10,201
     Acquired research and development..............        --          1,602             --
     Sales and marketing............................     3,570          9,045         14,344
     General and administrative.....................     2,975          6,731         13,670
                                                       -------        -------        -------
          Total operating expenses..................     9,570         24,807         38,215
                                                       -------        -------        -------
Income from operations..............................     8,278          9,261            437
Other income, net...................................        56          1,070          1,218
                                                       -------        -------        -------
Income before income taxes..........................     8,334         10,331          1,655
Income tax expense (benefit):
     Tax provision as a "C" corporation.............        --          3,329            554
     Deferred tax adjustment........................        --           (316)            --
                                                       -------        -------        -------
Net income..........................................   $ 8,334        $ 7,318        $ 1,101
                                                       =======        =======        =======

Basic net income per share..........................   $  0.42       $   0.32        $  0.05
                                                       =======       ========        =======
Diluted net income per share........................   $  0.40       $   0.29        $  0.04
                                                       =======       ========        =======

Income before pro forma income taxes................   $ 8,334       $ 10,331
Pro forma income taxes..............................     3,023          4,244
                                                       -------       --------
Pro forma net income................................   $ 5,311       $  6,087
                                                       =======       ========

Pro forma basic net income per share................                 $   0.27
                                                                     ========
Pro forma diluted net income per share..............                 $   0.24
                                                                     ========

              The accompanying notes are an integral part of these
                           consolidated statements.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           ACCUMULATED
                                                   COMMON STOCK     ADDITIONAL                OTHER                    TOTAL
                                              ---------------------   PAID-IN    RETAINED COMPREHENSIVE   DEFERRED  SHAREHOLDERS'
                                               SHARES        AMOUNT   CAPITAL    EARNINGS    INCOME     COMPENSATION   EQUITY
                                              -------        ------   -------    --------    ------     ------------  --------
Balance, December 31, 1996 ...............    20,000,008       200       414       4,268        --           --          4,882
  Issuance of stock options ..............            --        --       970          --        --         (970)            --
  Issuance of stock options to
    consultant (Note 5)...................            --        --        75          --        --           --             75
  Distributions to shareholders ..........            --        --        --      (5,144)       --           --         (5,144)
  Amortization of deferred
    compensation .........................            --        --        --          --        --          307            307
  Net income .............................            --        --        --       8,334        --           --          8,334
                                              ----------     -----    ------     -------     -----       -------      --------
Balance, December 31, 1997 ...............    20,000,008       200     1,459       7,458        --         (663)         8,454

  Distribution to Manhattan LLC
    shareholders .........................            --        --        --     (11,720)       --           --        (11,720)
  Issuance of stock in connection
    with the purchase of Performance
    Analysis Corporation..................       106,666         1     1,066          --        --           --          1,067
  Issuance of stock to minority
    holder (Note 5).......................       100,000         1       999          --        --           --          1,000
  Issuance of stock in connection
    with the initial public offering......     3,500,000        35    47,223          --        --           --         47,258
  Issuance of common stock options .......            --        --       580          --        --         (580)            --
  Exercise of common stock options .......       231,200         2       647          --        --           --            649
  Tax benefit from stock options
    exercised ............................            --        --     1,331          --        --           --          1,331
  Amortization of deferred
    compensation .........................            --        --        --          --        --          285            285
  Foreign currency translation
    adjustment ...........................            --        --        --          --        (7)          --             (7)
  Net income..............................            --        --        --       7,318        --           --          7,318
                                              ----------     -----    ------     -------      -----      ------        -------
Balance, December 31, 1998 ..............     23,937,874       239    53,305       3,056        (7)        (958)        55,635
  Issuance of stock to minority
    holder (Note 5) ......................        85,000         1       299          --        --           --            300
  Cancellation of common stock options....            --        --      (505)         --        --          505             --
  Exercise of common stock options .......       198,713         2       734          --        --           --            736
  Tax benefit from stock options
    exercised.............................            --        --       730          --        --           --            730
  Amortization of deferred
    compensation .........................            --        --        --          --        --          148            148
  Foreign currency translation
    adjustment ...........................            --        --        --          --       (23)          --            (23)
  Unrealized loss on investments .........            --        --        --          --       (21)          --            (21)
  Net income..............................            --        --        --       1,101        --           --          1,101
                                              ----------     -----   -------     -------     -----       ------        -------
Balance, December 31, 1999 ...............    24,221,587     $ 242   $54,563    $  4,157      $(51)       $(305)       $58,606
                                              ==========     =====   =======    ========     =====       ======        =======

              The accompanying notes are an integral part of these
                           consolidated statements.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                         1997           1998           1999
                                                       -------       --------        --------
Net income .......................................      $8,334         $7,318         $1,101

Other comprehensive net loss, net of tax:

     Foreign currency translation adjustment .....          --             (7)           (23)

     Unrealized loss on investments ..............          --             --            (21)
                                                        ------         ------         ------
Other comprehensive loss .........................          --             (7)           (44)

Comprehensive net income .........................      $8,334         $7,311         $1,057
                                                        ======         ======         ======

              The accompanying notes are an integral part of these
                           consolidated statements.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                       1997          1998          1999
                                                                     -------       --------       ---------
Cash flows from operating activities:
     Net income or pro forma net income .......................      $ 5,311       $  6,087       $  1,101
     Adjustments to reconcile net income or pro forma net
       income to net cash provided by operating activities:
       Pro forma income taxes .................................        3,023            899             --
       Depreciation and amortization ..........................          483          1,702          5,137
       Stock compensation .....................................          382            285            448
       Gain on sale of equipment ..............................           --            (30)           (22)
       Acquired research and development ......................           --          1,602             --
       Deferred income taxes ..................................           --           (403)        (1,829)
       Accrued interest on note payable to shareholder ........           50             34             --
       Changes in operating assets and liabilities:
         Accounts receivable, net .............................       (5,931)       (11,470)        (3,470)
         Other assets .........................................         (474)        (1,691)           189
         Accounts payable .....................................        2,057          2,399           (409)
         Accrued liabilities ..................................          804          1,373          2,253
         Income taxes payable .................................           --          1,203          2,052
         Deferred revenue .....................................        1,247            927          6,072
                                                                     -------       --------       ---------
Net cash provided by operating activities .....................        6,952          2,917         11,522
                                                                     -------       --------       ---------
Cash flows from investing activities:
     Purchases of property and equipment ......................       (1,813)        (6,036)        (4,754)
     Proceeds from the sale of equipment ......................           --            275             22
     Capitalized software development costs ...................           --           (614)          (909)
     Purchase of short-term investments, net ..................           --         (5,012)       (15,229)
     Payments in connection with the purchase of certain assets
       of Kurt Salmon Associates, Inc. ........................           --         (1,750)            --
     Payments in connection with the acquisition of Performance
       Analysis Corporation, net of cash acquired .............           --         (1,351)            --
                                                                     -------       --------       ---------
Net cash used in investing activities .........................       (1,813)       (14,488)       (20,870)
                                                                     -------       --------       ---------
Cash flows from financing activities:
     Distributions to shareholders ............................       (5,144)       (11,720)            --
     Borrowings under note payable to shareholder .............           --            900             --
     Repayment of note payable to shareholder .................           --         (1,953)            --
     Payment of capital lease obligations .....................           --             --           (155)
     Proceeds from issuance of common stock ...................           --         48,907          1,466
                                                                     -------       --------       ---------
Net cash provided by (used in) financing activities ...........       (5,144)        36,134          1,311
                                                                     -------       --------       ---------
Foreign currency impact on cash ...............................           --             (6)           (19)
Increase (decrease) in cash and cash equivalents ..............           (5)        24,557         (8,056)
Cash and cash equivalents, beginning of year ..................        3,199          3,194         27,751
                                                                     -------       --------       ---------
Cash and cash equivalents, end of year ........................      $ 3,194       $ 27,751       $ 19,695
                                                                     =======       ========       ========
Supplemental cash flow disclosures:
     Issuance of common stock in connection with the
       acquisition of Performance Analysis Corporation ........      $    --       $  1,067       $     --
                                                                     =======       ========       ========
     Issuance of stock to executive ...........................      $    --       $     --       $    300
                                                                     =======       ========       ========
     Assets acquired under capital lease ......................      $    --       $    965       $    151
                                                                     =======       ========       ========
     Cash paid (received) for income taxes ....................      $    --       $  2,845       $   (734)
                                                                     =======       ========       ========

              The accompanying notes are an integral part of these
                           consolidated statements.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1998 AND 1999

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         Manhattan Associates, Inc. ("Manhattan" or the "Company") is a provider of technology-based solutions to improve supply chain effectiveness and efficiencies. The Company's solutions are designed to optimize the receipt, storage, assembly and distribution of inventory and the management of equipment and personnel within a distribution center, and to enhance communications between the distribution center and its trading partners. The Company's solutions consist of software, including PkMS, a comprehensive and modular software system; services, including design, configuration, implementation, and training services, plus customer support and software upgrades; and hardware.

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

         In connection with the Company's initial public offering Manhattan Associates, Inc., a Georgia corporation, was formed. The attached consolidated financial statements include the accounts of Manhattan Associates, LLC ("Manhattan LLC") from January 1, 1996 to April 23, 1998. As of the effective date of the Offering, Manhattan LLC contributed its assets and liabilities to the Company in exchange for common stock of the Company (the "Conversion"). Manhattan LLC then distributed the common stock of the Company received to its shareholders and Manhattan LLC was dissolved.

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

                        DECEMBER 31, 1997, 1998 AND 1999

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash or cash equivalents.

Short-term Investments

         The Company's short-term investments are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. At December 31, 1999, the unrealized loss on investments was $21,000.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

         The carrying values of cash, accounts receivable, accounts payable, and other financial instruments included in the accompanying balance sheets approximate their fair values principally due to the short-term maturities of these instruments.

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

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

Revenue Recognition

         The Company's revenue consists of revenues from the licensing of software; fees from consulting, implementation and training services (collectively, "professional services"), plus customer support services and software upgrades; and sales of complementary radio frequency and computer equipment. For the year ended December 31, 1997, the Company recognized software license revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position ("SOP") No. 91-1, "Software Revenue Recognition." Accordingly, software license revenue s recognized upon shipment of the software following execution of a contract, provided that no significant vendor obligations remain outstanding, amounts are due within one year, and collection is considered probable by management. If significant post-delivery obligations exist, the revenue from the sale of the software license, as well as other components of the contract, is recognized using percentage of completion accounting.

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

         The Company's services revenue consists of fees generated from professional services, customer support and software upgrades related to the Company's software products. Professional services are typically contracted for under separate service agreements. Revenue related to professional services performed by the Company are generally billed on an hourly basis and revenue is recognized as the services are performed. Revenue related to customer support and software upgrades are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.

         Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company's warehouse system solutions. As part of a complete distribution center management system solution the Company's customers frequently purchase hardware from the Company in conjunction with the licensing of software. These products include computer hardware, radio frequency terminals networks, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment to the customer. The Company generally purchases hardware from its vendors only after receiving an order from a customer. As a result, the Company does not maintain significant hardware inventory.

Deferred Revenue

         Deferred revenue represents amounts collected prior to complete performance of customer support and software upgrade services and obligations under license agreements.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

Returns and Allowances

         The Company provides for the costs of returns and product warranty claims at the time of sale. The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 1998 or 1999.

Property and Equipment

         Property and equipment consists of furniture, computers, other office equipment, purchased software, web site development and leasehold improvements. The Company depreciates the cost of furniture, computers, other office equipment, purchased software and web site development on a straight-line basis over their estimated useful lives (three years for computer equipment and software, five years for office equipment, seven years for furniture). Leasehold improvements are depreciated over the term of the lease. Included in computer equipment and software is a capital lease of approximately $1,116,000 as of December 31, 1999. Depreciation and amortization expense for property and equipment for the years ended December 31, 1997, 1998, and 1999 was $349,000, $1,294,000 and $3,213,000, respectively.

         Property and equipment, at cost, consist of the following:

                                                                        DECEMBER 31,
                                                                ---------------------------
                                                                   1998              1999
                                                                ---------         ---------
Computer equipment and software ..................               $ 5,629           $ 8,884
Furniture and office equipment ...................                 2,702             3,765
Leasehold improvements ...........................                   854             1,558
                                                                 -------           -------
                                                                   9,185            14,207
Less accumulated depreciation and amortization ...                (1,754)           (4,962)
                                                                 -------           -------
                                                                 $ 7,431           $ 9,245
                                                                 =======           =======

Intangible Assets

         Intangible assets include purchased software, goodwill and capitalized development costs. The assets are being amortized on a straight-line basis over a period of 3 to 10 years. Total amortization expense was $133,000, $406,000 and $1,924,000 for the years ended December 31, 1997, 1998 and 1999, respectively, and is included in cost of software licenses and general and administrative expenses in the accompanying statements of income. During 1999, the Company expensed $300,000 of capitalized software development costs and $495,000 of purchased software and goodwill due to impairment of certain assets.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

Income Taxes

         Prior to April 23, 1998, Manhattan LLC was treated as a partnership; therefore, the company was not subject to federal income taxes. The income or loss of Manhattan LLC was included in the owners' individual federal and state tax returns, and as such, no provision for income taxes is recorded in the accompanying statements of income prior to April 23, 1998. The Company has historically made distributions on behalf of the owners to pay the anticipated tax liability.

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

Capitalized Software Development Costs

         Research and development expenses are charged to expense as incurred. Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company has defined technological feasibility as the point in time at which the Company has a detailed program design or a working model of the related product, depending on the type of development efforts. The Company concluded that the amount of development costs capitalizable under the provisions of SFAS No. 86 was not material to the financial statements for the year ended December 31, 1997. Therefore, the Company expensed all internal software development costs as incurred for the year ended December 31, 1997. For the years ended December 31, 1998 and 1999, the Company capitalized $614,000 and $909,000 in development costs, respectively. Amounts capitalized include salaries and other payroll-related costs and other direct expenses.

Impairment of Long-Lived and Intangible Assets

         The Company periodically reviews the values assigned to long-lived assets, including property and intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. Management believes the long-lived and intangible assets in the accompanying balance sheets are appropriately valued.

Segment Information

         The Company operates in a single segment as defined by SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information" and does not have material operations in foreign locations.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

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

         No adjustment is necessary for historical and pro forma net income for net income per share presentation. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 1997, 1998 and 1999:

                                    1997                          1998                        1999
                            -----------------------      ------------------------    -----------------------
                              BASIC       DILUTED         BASIC         DILUTED        BASIC       DILUTED
                            ----------   ----------      --------     -----------    ----------   ----------
   Weighted shares.......   20,000,008   20,000,008      22,610,153    22,610,153    24,083,571   24,083,571
   Effect of CES's.......           --      761,300              --     3,040,440            --    2,469,008
                            ----------   ----------      ----------   -----------    ----------   ----------
                            20,000,008   20,761,308      22,610,153    25,650,593    24,083,571   26,552,579
                            ==========   ==========      ==========    ==========    ==========   ==========

                                                                 PRO FORMA
                                                         ------------------------
                                                           BASIC         DILUTED
                                                         ----------    ----------
   Weighted Shares....................................   22,610,153    22,610,153
   Shares issued to Minority Holder (Note 5)..........           --        12,877
   Distribution Shares................................           --        22,447
   Effect of CES's....................................           --     3,040,440
                                                         ----------    ----------
                                                         22,610,153    25,685,917
                                                         ----------    ----------

Stock-Based Compensation Plan

         The Company accounts for its stock-based compensation plan for stock issued to employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, records deferred compensation for options granted at an exercise price below the fair value of the underlying stock. The deferred compensation is presented as a component of equity in the accompanying balance sheets and is amortized over the periods to be benefited, generally the vesting period of the options. Effective in fiscal year 1996, the Company adopted the pro forma disclosure option for stock-based compensation issued to employees of SFAS No. 123, "Accounting for Stock-Based Compensation."

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

2.  RELATED PARTY TRANSACTIONS

          During the years ended December 31, 1997 and 1998, the Company contracted with parties related to the Company's majority shareholder ("Majority Shareholder") for marketing and legal services for an aggregate amount of $389,000 and $17,000, respectively. In the opinion of management, the rates, terms, and considerations of the transactions with related parties approximate those with unrelated entities. At December 31, 1997 and 1998, there were no fees outstanding for the services provided. During the year ended December 31, 1999, there were no related party transactions.

         During the year ended December 31, 1998, the Company advanced approximately $105,000 to four shareholders. As of December 31, 1998, the amount is included in other current assets in the accompanying balance sheet. The advanced amounts were repaid to the Company during 1999.

3.  INCOME TAXES

         After the Conversion, the Company is subject to future federal and state income taxes and has recorded net deferred tax assets. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 are as follows:

                                                                                        DECEMBER 31,
                                                                                 -------------------------
                                                                                    1998           1999
                                                                                 ---------      ----------
     Deferred tax assets:
          Accounts receivable...............................................      $607,000      $1,955,000
          Accrued liabilities...............................................        53,000         740,000
          Stock compensation expense........................................       198,000         239,000
          Other.............................................................         4,000         174,000
                                                                                  --------      ----------
                                                                                   862,000       3,108,000
                                                                                  --------      ----------
     Deferred tax liabilities:
          Capitalized development costs.....................................           --          447,000
          Depreciation......................................................        85,000          55,000
                                                                                  --------      ----------
     Net deferred tax assets................................................      $777,000      $2,606,000
                                                                                  ========      ==========

         The components of the pro forma and historical income tax provision for the years ended December 31, 1997, 1998, and 1999 are as follows:

                                                      1997          1998           1999
                                                 ------------   ------------   ------------
                                                          (Pro forma)           (Historical)
     Current:
          Federal...............................   $2,565,000     $3,985,000    $ 2,264,000
          State.................................      303,000        662,000        401,000
                                                   ----------     ----------    -----------
                                                    2,868,000      4,647,000      2,665,000
                                                   ----------     ----------    -----------
     Deferred:
          Federal...............................      138,000       (339,000)    (1,777,000)
          State.................................       17,000        (64,000)      (334,000)
                                                   ----------     ----------    -----------
                                                      155,000       (403,000)    (2,111,000)
                                                   ----------     ----------    -----------
               Total............................   $3,023,000     $4,244,000    $   554,000
                                                   ==========     ==========    ===========

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

         The income tax benefits related to the exercise of stock options were allocated to additional paid-in capital. Such amounts were approximately $1,331,000 and $730,000 for 1998 and 1999, respectively.

         The following is a summary of the items which resulted in recorded pro forma income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 1997, 1998, and 1999:

                                                      1997       1998        1999
                                                    --------   --------    -------
                                                        (Pro forma)      (Historical)
Statutory federal income tax rate ...........        34.0%       34.0%       34.0%
Effect of:
     State income tax, net of federal benefit         3.9         4.0         4.0
     Research and development credits .......        (1.9)       (4.6)      (16.6)
     Other tax credits ......................          --        (1.0)         --
     Acquired research and development ......          --         5.9          --
     Foreign operations .....................          --         2.3        (0.7)
     Tax exempt income ......................          --        (1.0)       (5.2)
     Meals and entertainment ................          --          --         6.0
     Intangibles ............................          --          --        12.0
     Other ..................................         0.3         1.5          --
                                                    -----       -----       -----
Income taxes ................................        36.3%       41.1%       33.5%
                                                    =====       =====       =====

4.  STOCK OPTION PLANS

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

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

         The Stock Incentive Plan provides for issuance of up to 9,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events), less the number of shares issued under the LLC Option Plan, in the form of stock options and other stock incentives.

         A summary of changes in outstanding options is as follows:


                                                                                 WEIGHTED AVERAGE
                                                   OPTIONS           PRICE        EXERCISE PRICE
                                                 ----------       -----------    ----------------
December 31, 1996 .................                 661,784      $  0.24-0.56          $ 0.30
     Granted ......................               2,495,166         2.50-7.50            2.99
     Canceled .....................                (127,000)             2.50            2.50
     Exercised ....................                      --               --               --
                                                 -----------     ------------          ------
December 31, 1997 .................               3,029,950      $  0.24-7.50          $ 2.42
     Granted ......................               3,719,520        7.50-23.50           12.06
     Canceled .....................                (549,300)      2.50-22.375            9.54
     Exercised ....................                (231,200)        0.24-7.50            3.08
                                                 -----------     ------------          ------
December 31, 1998 .................               5,968,970       $0.24-23.50          $ 7.71
                                                 -----------     ------------          ------
     Granted ......................               4,661,114       3.531-17.50            7.07
     Canceled .....................              (2,756,221)       2.50-23.50           10.60
     Exercised ....................                (198,713)       2.50-10.00            3.70
                                                 -----------     ------------          ------
December 31, 1999 .................               7,675,150      $ 0.24-23.50          $ 6.38
                                                 ===========     ============          ======

         Details of options outstanding at December 31, 1999 are as follows:

                                             WEIGHTED
                                              AVERAGE          WEIGHTED
           EXERCISE        OPTIONS           REMAINING          AVERAGE          OPTIONS         AVERAGE
            PRICES       OUTSTANDING     CONTRACTUAL LIFE   EXERCISE PRICES    EXERCISABLE    EXERCISE PRICE
          ----------    ------------     ----------------   ---------------    -----------    --------------
          $0.24-3.50      1,919,901             6.8             $ 1.81          1,472,122        $  1.89
           3.51-7.50      2,427,850             9.3               4.58            252,569           6.39
          7.51-15.00      2,789,999             8.9               8.98            522,917           9.99
         15.01-20.00        520,900             8.5              17.17            113,605          17.18
         20.01-23.50         16,500             5.6              21.63              3,300          21.63
                          ---------             ---             ------          ---------        -------
                          7,675,150             8.5             $ 6.38          2,364,513        $  4.93

         At December 31, 1999, 1,556,721 shares are available for future grant.

         The Company recorded deferred compensation of $970,000 and $580,000 on options granted during 1997 and 1998, respectively, as the exercise price was less than the deemed fair value of the underlying common stock. The Company amortizes deferred compensation over a period not to exceed six years. The Company recognized compensation expense of $307,000, $285,000 and $148,000 for the year ended December 31, 1997, 1998 and 1999, respectively, and had deferred compensation expense of $305,000 at December 31, 1999.

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

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


                                                                  1997           1998           1999
                                                               ---------        -------       --------
     Dividend yield.......................................            --             --            --
     Expected volatility..................................           65%            88%          119%
     Risk-free interest rate at the date of grant.........     5.7%-6.3%           4.0%          5.0%
     Expected life........................................     1-6 years        5 years       5 years

         Using these assumptions, the fair values of the stock options granted during the years ended December 31, 1997, 1998 and 1999 are $3,625,000, $9,099,000 and $24,410,000, respectively, which would be amortized over the vesting period of the options.

         The weighted average fair market values of options at the date of grant for the years ended December 31, 1997, 1998 and 1999 was $1.67, $8.48 and $5.90, respectively.

         The following pro forma information adjusts the pro forma net income and pro forma net income per share of common stock for the impact of SFAS No. 123:

                                                          1997       1998           1999
                                                         ------     -------       --------
     Net income or pro forma net income:
          As reported .............................      $5,311     $ 6,087       $  1,101
          Pro forma in accordance with SFAS No. 123      $4,842     $(2,727)      $(11,481)
     Basic net income per share:
          As reported .............................      $ 0.26     $  0.27       $   0.05
          Pro forma in accordance with SFAS No. 123      $ 0.24     $ (0.12)      $  (0.48)
     Diluted net income per share:
          As reported .............................      $ 0.25     $  0.24       $   0.04
          Pro forma in accordance with SFAS No. 123      $ 0.23     $ (0.12)      $  (0.48)

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

         The following table summarizes the range of exercise price and the weighted average exercise price for the options granted during the three years ending December 31, 1999:

                                                          NUMBER                          WEIGHTED
                                                            OF          RANGE OF          AVERAGE
YEAR OF GRANT                                             SHARES     EXERCISE PRICE    EXERCISE PRICE
-------------                                            ---------   --------------    --------------
1997
     Options granted at fair market value .........      1,718,166        2.50-7.56          2.50
     Options granted at less than fair market value        650,000        3.50-4.25          3.85
1998
     Options granted at fair market value .........      3,134,320      10.00-23.50         12.85
     Options granted at less than fair market value        585,200             7.50          7.50
1999
     Options granted at fair market value .........      4,661,114      3.531-17.50         7.069
     Options granted at less than fair market value             --               --            --

5.  SHAREHOLDERS' EQUITY

ISSUANCE OF STOCK

         On May 5, 1997, the majority shareholder granted to two employees and a consultant, all of whom are related to the majority shareholder, options to purchase shares of the Company's stock from the majority shareholder. This grant did not result in additional shares being outstanding as the shares under option were currently outstanding and held by the majority shareholder. This grant included a grant of an option to purchase 80,000 and 50,000 shares of the Company's stock held by the majority shareholder to two employees of the Company and a grant of an option to purchase 50,000 shares of the Company's stock held by the majority shareholder to a consultant of the Company. The stock options were then exercised by the employees and the consultant of the Company for a nonrecourse, noninterest-bearing note to the majority shareholder with a term equal to the contractual term of the option. The exercise price was equal to the fair value of the Company's stock at the date of grant of $2.50 per share. The Company recorded the grant to the employees of the Company under APB Opinion No. 25 and recorded no compensation expense on the date of grant as the grant was issued at fair value and due to the nonvariable nature of the nonrecourse note. The Company recorded $75,000 of compensation expense in the year ended December 31, 1997 for the option granted to the consultant.

         One of the Company's shareholders purchased 100,000 shares of the Company's common stock for $1,000,000 on February 16, 1998.

         During 1999, the Company issued 85,000 shares of common stock to one of the Company's executives as part of his employment agreement. Compensation expense of approximately $300,000 was recorded in connection with the issuance.

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

6.  COMMITMENTS AND CONTINGENCIES

LEASES

         Rents charged to expense were approximately $466,000, $1,740,000 and $2,878,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Aggregate future minimum lease payments under the capital lease and noncancellable operating leases as of December 31, 1999 are as follows (in thousands):

                                                                                 CAPITAL     OPERATING
Year Ended December 31,:                                                         LEASES       LEASES
------------------------                                                         -------     ---------
2000 .......................................................................      $  241      $ 2,820
2001 .......................................................................         241        2,587
2002 .......................................................................         241        2,432
2003 .......................................................................         230          399
2004 and thereafter ........................................................         222          332
                                                                                  ------      -------
    Total...................................................................      $1,175      $ 8,570
    Less amount representing interest.......................................        (213)
                                                                                  ------
    Net present value of future minimum lease payments .....................         962
    Less current portion of capital lease obligation .......................        (163)
                                                                                  ------
    Long-term portion of capital lease obligation ..........................      $  799
                                                                                  ======


EMPLOYMENT AGREEMENTS

         The Company has entered into employment contracts with certain executives and other key employees. The agreements provide for total severance payments of up to approximately $1.6 million for termination of employment for any reason other than cause. Payment terms vary from a lump sum payment to equal monthly installments over a period of not more than 12 months.


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

         On December 17, 1999, we commenced an action against Wang's International, Inc., a Tennessee corporation, in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis. Our complaint alleges breach of contract based upon Wang's failure to pay invoices as due and for its refusal to satisfy an outstanding balance of approximately $1,000,000 for equipment sales and consulting services. On January 5, 2000, the case was removed to the United States District Court for the Western District of Tennessee, Western Division, where Wang's filed an answer and counterclaim. We believe that the allegations raised by Wang's in its counterclaim are without merit and are not material to our financial condition.

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999

7.  ACQUISITIONS

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

         In October 1998, the Company purchased certain assets of Kurt Salmon Associates, Inc., or KSA. The total purchase price for these assets was approximately $2,000,000 consisting of $1,750,000 in cash and assumed liabilities of approximately $250,000. The purchase price was allocated to the intangible assets acquired, including a customer list, assembled workforce, purchased software, trade names and goodwill. The assets are being amortized over periods ranging from three to ten years.

         Unaudited pro forma operating results for the years ended December 31, 1997 and 1998, assuming that the acquisitions had occurred at the beginning of 1997 are as follows:

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                              1997         1998
                                            -------      -------
Revenues .............................      $37,795      $66,249
Pro forma net income .................        5,375        6,195
Pro forma diluted net income per share         0.26         0.24


8.  FOREIGN OPERATIONS

         During 1998, the Company commenced operations in Europe. Total revenue, net losses and total assets for Europe were approximately $130,000, $609,000 and $283,000, respectively, for the year ended December 31, 1998. For the year ended December 31, 1999, total revenue, net income and total assets for Europe were approximately $3,789,000, $28,000 and $2,299,000, respectively.

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1998 AND 1999



9.  EMPLOYEE BENEFIT PLAN

         The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the "401(k) Plan"), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan's deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 18% or $10,000 of eligible compensation, as defined, to the 401(k) Plan. The Company provides for a 50% matching contribution up to 6% of eligible compensation being contributed after the participant's first year of employment. During the years ended December 31, 1997, 1998 and 1999, the Company made matching contributions to the 401(k) Plan of $53,000, $159,000 and $413,000, respectively.

         The Company also had a defined contribution pension plan (the "Pension Plan") covering substantially all employees of the Company. Through December 31, 1997, the Company provided up to 8% of the participant's yearly compensation after the participant's first year of employment. During the year ended December 31, 1997, the Company made matching contributions to the Pension Plan of $224,000. The Plan was terminated in 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Certain information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 10, 2000 under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." Certain information regarding executive officers of the Company is included in Part I of this report on Form 10-K under the caption "Executive Officers."


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 10, 2000 under the caption "Executive Compensation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 10, 2000 under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 10, 2000 under the caption "Certain Transactions."


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

         2.  Financial Statement Schedule

         The following financial statement schedule is filed as a part of this report:


    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Shareholders of Manhattan Associates, Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Manhattan Associates, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 4, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The forgoing schedule is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 4, 2000

                                   SCHEDULE II

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                        BALANCE AT     ADDITIONS                       BALANCE
                                       BEGINNING OF    CHARGED TO                     AT END OF
                                          PERIOD       OPERATIONS     DEDUCTIONS        PERIOD
                                       ------------    ----------     ----------      ----------
CLASSIFICATION:
Allowance for Doubtful Accounts
Year Ended:
    December 31, 1997.................   $ 325,000     $  645,000     $       --     $  970,000
    December 31, 1998.................     970,000      3,409,000      2,779,000      1,600,000
    December 31, 1999.................   1,600,000      9,015,000      5,142,000      5,473,000


All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b)      Reports on Form 8-K.

         None.

(c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

     EXHIBIT
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

     EXHIBIT
     NUMBER                         DESCRIPTION
     ------                         -----------
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

      10.19 Sub-Sublease Agreement between Scientific Research Corporation, a Georgia corporation, and the Registrant, dated July 2, 1998.
                (Incorporated by reference to Exhibit 10.19 to the Company's
                Annual Report for the period ended December 31, 1998, filed on March 31, 1999)



     EXHIBIT
     NUMBER                          DESCRIPTION
     -------                         -----------

      10.20     Sub-Sublease Agreement between The Profit Recovery Group
                International 1, Inc., a Georgia corporation, and the Registrant, dated August 19, 1998 (Incorporated by reference to
                Exhibit 10.20 to the Company's Annual Report for the period ended December 31, 1998, filed March 31, 1999).

      10.21     Form of Software License, Services and Maintenance Agreement
                (Incorporated by reference to Exhibit 10.21 to the Company's
                Annual Report for the period ended December 31, 1998, filed
                March 31, 1999).

      10.22     First Amendment to the Manhattan Associates, Inc. 1998 Stock
                Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report for the period ended December 31, 1998, filed March 31, 1999).

      10.23     Second Amendment to the Manhattan Associates, Inc. 1998 Stock
                Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report for the period ended December 31, 1998, filed March 31, 1999).

      10.24     Third Amendment to the Manhattan Associates, Inc. 1998 Stock
                Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report for the period ended December 31, 1998, filed March 31, 1999).

      10.25     Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock
                Incentive Plan.

      10.26 Executive Employment Agreement executed by Richard M. Haddrill, dated October 11, 1999.

      10.27     Lease Agreement by and between Tektronix UK Limited, Manhattan
                Associates Limited and Manhattan Associates, Inc., dated
                October 21, 1999.

      21.1 List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File No.
                333-47095) filed on February 27, 1998).

      23.1      Consent of Arthur Andersen LLP.

      27.1      Financial Data Schedule (for SEC use only).

      99.1      Safe Harbor Compliance Statement for Forward-Looking Statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MANHATTAN ASSOCIATES, INC.


                                          By: /s/ Alan J. Dabbiere
Date:  March 30, 2000                         ----------------------------------
                                              Alan J. Dabbiere
                                              Chairman of the Board of Directors


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURE                            TITLE                                  DATE

       /s/ Alan J. Dabbiere                    Chairman of the Board                         March 30, 2000
       -----------------------------------
                 Alan J. Dabbiere

       /s/ Richard M. Haddrill                 Chief Executive Officer and                   March 30, 2000
       -----------------------------------     President (Principal Executive
                Richard M. Haddrill            Officer)


       /s/ Thomas Williams                     Senior Vice President, Chief                  March 30, 2000
       -----------------------------------     Financial Officer and Treasurer
                  Thomas Williams              (Principal Financial and Accounting
                                               Officer)

       /s/ Deepak Raghavan                     Director                                      March 30, 2000
       -----------------------------------
                  Deepak Raghavan

       /s/ Brian J. Cassidy                    Director                                      March 30, 2000
       -----------------------------------
                 Brian J. Cassidy

       /s/ John J. Huntz, Jr.                  Director                                      March 30, 2000
       -----------------------------------
                John J. Huntz, Jr.

       /s/ Thomas E. Noonan                    Director                                      March 30, 2000
       -----------------------------------
                Thomas E. Noonan