Form 10-Q
period 2000-03-31
MANHATTAN ASSOCIATES INC
filed 2000-05-15
CIK 1056696

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

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                        OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 0-23999


                           MANHATTAN ASSOCIATES, INC.
             (Exact Name of Registrant as Specified in Its Charter)



                          GEORGIA                                                     58-2373424
      (State or Other Jurisdiction of Incorporation or                   (I.R.S. Employer Identification No.)
                       Organization)

            2300 WINDY RIDGE PARKWAY, SUITE 700                                         30339
                      ATLANTA, GEORGIA                                                (Zip Code)
          (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 955-7070

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the issuer's class of capital stock as of May 12, 2000, the latest practicable date, is as follows: 24,661,680 shares of Common Stock, $0.01 par value per share.


================================================================================

                                   Form 10-Q
                                    1 of 14

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000


                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            ----
ITEM 1.    FINANCIAL STATEMENTS.

           Condensed  Consolidated  Balance Sheets as of March 31, 2000  (unaudited)  and
              December 31, 1999                                                                               3

           Condensed  Consolidated  Statements of Income for the three months ended March
              31, 2000 and 1999 (unaudited)                                                                   4

           Condensed  Consolidated  Statements  of Cash Flows for the three  months ended
              March 31, 2000 and 1999 (unaudited)                                                             5

           Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS.                                                                                     8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                                       12

                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.                                                                                13

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.                                                        13

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.                                                                  13

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                              13

ITEM 5.    OTHER INFORMATION.                                                                                13

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                                                 13

SIGNATURES.                                                                                                  14


                                   Form 10-Q
                                    2 of 14

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.


                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                        MARCH 31, 2000           DECEMBER 31, 1999
                                                                                      ------------------         ------------------
                                                                                          (unaudited)
                                  ASSETS
Current Assets:
     Cash and cash equivalents ...............................................        $           29,592         $           19,695
     Short-term investments ..................................................                    20,675                     20,220
     Accounts receivable, net of allowance for doubtful accounts of $4,481
        and $5,473 at March 31, 2000 and December 31, 1999, respectively .....                    25,195                     24,275
     Deferred income taxes ...................................................                     2,531                      2,695
     Prepaid expenses and other current assets ...............................                     1,021                      1,492
                                                                                      ------------------         ------------------
         Total current assets ................................................                    79,014                     68,377

Property and equipment, net ..................................................                     9,103                      9,245
Intangible and other assets ..................................................                     3,088                      3,301
                                                                                      ------------------         ------------------
         Total assets ........................................................        $           91,205         $           80,923
                                                                                      ==================         ==================


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities ................................        $           13,396         $           12,215
     Current portion of capital lease obligations ............................                       167                        163
     Deferred revenue ........................................................                    11,959                      9,051
                                                                                      ------------------         ------------------
         Total current liabilities ...........................................                    25,522                     21,429

Long-term portion of capital lease obligations ...............................                       755                        799
Deferred income taxes ........................................................                        22                         89

Shareholders' equity:
     Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at March 31, 2000 and December 31,
       1999 ..................................................................                        --                         --
     Common stock, $.01 par value; 100,000,000 shares authorized,
       24,589,263 and 24,221,587 shares issued and outstanding
       at March 31, 2000 and December 31, 1999, respectively .................                       246                        242
     Additional paid-in capital ..............................................                    57,904                     54,563
     Retained earnings .......................................................                     7,081                      4,157
     Accumulated other comprehensive loss ....................................                       (55)                       (51)
     Deferred compensation ...................................................                      (270)                      (305)
                                                                                      ------------------         ------------------
         Total shareholders' equity ..........................................                    64,906                     58,606
                                                                                      ------------------         ------------------
             Total liabilities and shareholders' equity ......................        $           91,205         $           80,923
                                                                                      ==================         ==================


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                   Form 10-Q
                                    3 of 14

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                -----------------------
                                                                                   2000           1999
                                                                                --------       --------
Revenue:
     Software license ....................................................      $  5,036       $  4,437
     Services ............................................................        17,544         10,958
     Hardware ............................................................         5,763          2,755
                                                                                --------       --------
         Total revenue ...................................................        28,343         18,150

Cost of revenue:
     Software license ....................................................           277            190
     Services ............................................................         8,162          6,042
     Hardware ............................................................         4,701          2,044
                                                                                --------       --------
         Total cost of revenue ...........................................        13,140          8,276
                                                                                --------       --------
Gross margin .............................................................        15,203          9,874

Operating expenses:
     Research and development ............................................         3,046          2,719
     Sales and marketing .................................................         3,977          4,044
     General and administrative ..........................................         3,867          3,008
                                                                                --------       --------
         Total operating expenses ........................................        10,890          9,771
                                                                                --------       --------
Operating income .........................................................         4,313            103
Other income, net ........................................................           403            262
                                                                                --------       --------
Income before income taxes ...............................................         4,716            365
Provision for income taxes ...............................................         1,792            125
                                                                                --------       --------
Net income ...............................................................      $  2,924       $    240
                                                                                ========       ========

Basic net income per share ...............................................      $   0.12       $   0.01
                                                                                ========       ========
Diluted net income per share .............................................      $   0.10       $   0.01
                                                                                ========       ========

Weighted average number of shares:
    Basic ................................................................        24,366         23,983
                                                                                ========       ========
    Diluted ..............................................................        28,946         27,219
                                                                                ========       ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                   Form 10-Q
                                    4 of 14

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               ------------------------
                                                                                  2000           1999
                                                                                --------       --------
OPERATING ACTIVITIES:
  Net income .............................................................      $  2,924       $    240
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .......................................         1,294            814
     Stock compensation ..................................................            21             58
     Deferred income taxes ...............................................            97             --
     Changes in operating assets and liabilities:
       Accounts receivable, net ..........................................          (970)           856
       Other assets ......................................................           459            127
       Accounts payable and accrued liabilities ..........................         3,246         (2,966)
       Income taxes payable ..............................................          (140)            --
       Deferred revenue ..................................................         2,934             64
                                                                                --------       --------
  Net cash provided by (used in) operating activities ....................         9,865           (807)

INVESTING ACTIVITIES:
     Purchase of property and equipment ..................................          (939)        (1,639)
     Capitalized software development costs ..............................            --           (487)
     Purchase of short-term investments, net .............................          (442)        (5,043)
                                                                                --------       --------
  Net cash used in investing activities ..................................        (1,381)        (7,169)

FINANCING ACTIVITIES:
     Payment of capital lease obligations ................................           (40)           (62)
     Proceeds from issuance of common stock ..............................         1,446            388
                                                                                --------       --------
 Net cash provided by financing activities ...............................         1,406            326
     Foreign currency impact on cash .....................................             7             (6)
                                                                                --------       --------
 Net increase (decrease) in cash and cash equivalents ....................         9,897         (7,656)
 Cash and cash equivalents at beginning of period ........................        19,695         27,751
                                                                                --------       --------
 Cash and cash equivalents at end of period ..............................      $ 29,592       $ 20,095
                                                                                ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for income taxes, net ......................................      $  1,837       $    113
                                                                                ========       ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                   Form 10-Q

                                    5 of 14

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)





1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at March 31, 2000, the results of operations for the three month periods ended March 31, 2000 and 1999 and changes in cash flows for the three month periods ended March 31, 2000 and 1999. The interim results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999.

2.       PRINCIPLES OF CONSOLIDATION

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

                                   Form 10-Q
                                    6 of 14

         The Company's services revenue consists of fees generated from professional services, customer support and software upgrades related to the Company's software products. Revenue related to professional services performed by the Company is generally billed on an hourly basis and revenue is recognized as the services are performed. Revenue related to customer support and software upgrades is generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.

         Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company's warehouse system solutions. As part of a complete distribution center management system solution, the Company's customers frequently purchase hardware from the Company in conjunction with the licensing of software. These products include computer hardware, radio frequency terminals networks, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment by the vendor to the customer. The Company generally purchases hardware from its vendors only after receiving an order from a customer. As a result, the Company does not maintain significant hardware inventory.

4.       COMPREHENSIVE INCOME

         Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on investments that have been previously excluded from net income and reflected in shareholders' equity.

The following table sets forth the calculation of comprehensive income on an interim basis:

                                                                                          THREE MONTHS ENDED
                                                                                  -----------------------------------
                                                                                  MARCH 31, 2000       MARCH 31, 1999
                                                                                  --------------       --------------
                                                                                             (in thousands)

         Net Income ......................................................                 2,924                  240
         Unrealized gain on investments ..................................                    13                   --
         Foreign currency loss ...........................................                   (17)                 (19)
                                                                                  --------------       --------------
         Total comprehensive income ......................................                 2,920                  221
                                                                                  ==============       ==============


5.       NET INCOME PER SHARE

         Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding ("Weighted Shares"). Diluted net income per share is computed using net income divided by Weighted Shares, and the treasury stock method effect of common equivalent shares ("CES's") outstanding related to options to purchase common stock.

         The following is a reconciliation of the shares used in the computation of net income per share:

                                      THREE MONTHS ENDED                   THREE MONTHS ENDED
                                         MARCH 31, 2000                       MARCH 31, 1999
                                   -----------------------------       --------------------------
                                     BASIC           DILUTED             BASIC           DILUTED
                                   --------          --------          --------          --------
                                          (in thousands)                     (in thousands)
Weighted Shares .........            24,366            24,366            23,983            23,983
Effect of CES's .........                --             4,580                --             3,236
                                   --------          --------          --------          --------
                                     24,366            28,946            23,983            27,219
                                   ========          ========          ========          ========

                                    Form 10-Q
                                     7 of 14

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

         Our services revenue consists of fees generated from professional services, customer support and software upgrades related to our software products. Fees related to professional services performed by us are generally billed on an hourly basis and recognized as revenue as the services are performed. Fees related to customer support and software upgrades are generally paid in advance and recognized as revenue ratably over the term of the agreement, typically 12 months.

         Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to our warehouse system solutions. These products include computer hardware, radio frequency terminal networks, bar code printers and scanners, and other peripherals. We generally purchase hardware from our vendors only after receiving an order from a customer and revenue is recognized upon shipment by the vendor to the customer. The amount of hardware purchases by customers may vary significantly from period to period depending on the technological sophistication and purchasing power of the customers and the scope of the implementations. In addition, our gross margins on sales of hardware may vary depending upon the type of hardware sold.

                                   Form 10-Q
                                    8 of 14

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999


   REVENUE

         The Company's revenues consist of fees from the licensing of software; fees from consulting, implementation and training services (collectively, "professional services"), plus customer support and software upgrades; and sales of complementary radio frequency and computer equipment. Total revenue increased 56.2% to $28.3 million for the quarter ended March 31, 2000 from $18.2 million for the quarter ended March 31, 1999. The increase in total revenue is primarily attributable to increases in sales of software licenses and services to new and existing customers.

         Software License. Software license revenue increased to $5.0 million for the quarter ended March 31, 2000 from $4.4 million for the quarter ended March 31, 1999, an increase of $0.6 million or 13.5%. The increase in revenue from software licenses is primarily due to an increase in the sales of user and site-specific licenses of PkMS. In recent quarters, the Company has experienced an increase in the average sales price and sale size of PkMS principally due to increased product functionality and market acceptance of PkMS.

         Services. Services revenue increased to $17.5 million for the quarter ended March 31, 2000 from $11.0 million for the quarter ended March 31, 1999, an increase of $6.5 million or 60.1%. The increase in revenue from services is principally due to increases in sales of software licenses, services to support customers and provide software upgrades on a growing installed base, and the number of services personnel devoted to the delivery of billable professional services.

         Hardware. Hardware revenue increased to $5.8 million for the quarter ended March 31, 2000 from $2.8 million for the quarter ended March 31, 1999, an increase of $3.0 million or 109.2%. Sales of hardware are largely dependent upon the number of PkMS licenses sold, the scope of such PkMS implementations and the technological sophistication and purchasing power of customers buying PkMS. The increase in the first quarter of fiscal year 2000 is attributable to PkMS implementations of larger scope, requiring customers to purchase more hardware.

   COST OF REVENUE

         Cost of Software License. Cost of software license revenue consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; and the amortization of purchased software and capitalized research and development costs. Cost of software license revenue increased to $277,000 for the quarter ended March 31, 2000, or 5.5% of software license revenue, from $190,000 for the quarter ended March 31, 1999, or 4.3% of software license revenue. The increase in cost of software license revenue is principally due to an increase in the amortization of research and development costs capitalized prior to September 1, 1999.

         Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to system implementation projects, training and software support services. Cost of services revenue increased to $8.2 million for the quarter ended March 31, 2000, or 46.5% of services revenue, from $6.0 million for the quarter ended March 31, 1999, or 55.1% of services revenue. The dollar increase in cost of services revenue is directly related to an increase in the number of employees

                                   Form 10-Q
                                    9 of 14
and contracted personnel dedicated to services activities. The decrease in cost of services revenue as a percentage of services revenue is principally due to an increase in the percentage of billable time per services personnel as our service delivery organization improved its efficiency.

         Cost of Hardware. Cost of hardware revenue increased to $4.7 million for the quarter ended March 31, 2000, or 81.6% of hardware revenue, from $2.0 million for the quarter ended March 31, 1999, or 74.2% of hardware revenue. The increase in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with relatively lower gross margins during the quarter ended March 31, 2000 as compared to hardware sales during the quarter ended March 31, 1999.

   OPERATING EXPENSES

         Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in the Company's research development efforts. The Company's research and development expenses increased by 12.0% to $3.0 million for the quarter ended March 31, 2000, or 10.7% of total revenue, from $2.7 million for the quarter ended March 31, 1999, or 15.0% of total revenue. The increase in research and development expenses is due to further investments in our research and development organization and activities, principally resources to strengthen product management and planned Graphical User Interface ("GUI") enhancements to PkMS. The Company's significant product development efforts include the continued development and enhancement of PkMS, including the N-Tier version of PkMS, and, to a lesser extent, the continued development of SLOT-IT, including the Windows NT version of SLOT-IT. The Company capitalized no research and development costs in the quarter ended March 31, 2000, as compared to capitalization of $487,000 in the comparable quarter ended March 31, 1999.

         Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, advertising programs and other promotional activities. Sales and marketing expenses decreased by 1.7% to $3.98 million for the quarter ended March 31, 2000, or 14.0% of total revenue, from $4.04 million for the quarter ended March 31, 1999, or 22.3% of total revenue. The decrease in sales and marketing expenses is the result of a slight decrease in headcount in the sales and marketing organization.

         General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as facilities, depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 28.6% to $3.9 million for the quarter ended March 31, 2000, or 13.6% of total revenue, from $3.0 million for the quarter ended March 31, 1999, or 16.6% of total revenue. The increase in general and administrative expenses is principally due to increases in depreciation and amortization expense, recruiting expenses and other administrative expenses to support the Company's business and improve its infrastructure. Depreciation and amortization expense included in general and administrative was $1.2 million and $0.8 million for the quarters ended March 31, 2000 and 1999, respectively.

         Operating Income. Operating income increased $4.2 million to $4.3 million for the quarter ended March 31, 2000, or 15.2% of total revenue, from $103,000 for the quarter ended March 31, 1999, or 0.6% of total revenue. The increase in operating income is primarily due to increased revenue from sales of software licenses, services and hardware combined with improved efficiencies in all areas of the Company's business.


                                   Form 10-Q
                                    10 of 14

   INCOME TAXES

         The provision for income taxes was $1.8 million for the quarter ended March 31, 2000. The increase of $1.7 million from the quarter ended March 31, 1999 is a direct result of the Company's increased income for the quarter ended March 31, 2000. For the quarter ended March 31, 2000, the Company's effective income tax rate was 38.0%. The quarterly income tax rate reflects the estimated annual effective income tax rate of the Company and considers estimated taxable income, effective state and international income tax rates and anticipated tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Since the Company's initial public offering ("IPO") in April 1998, the Company has funded its operations primarily through cash generated from operations and the IPO proceeds. As of March 31, 2000, the Company had $50.3 million in cash, cash equivalents and short-term investments, as compared to $39.9 million at December 31, 1999.

         The Company's operating activities provided cash of $9.9 million for the quarter ended March 31, 2000. Cash from operating activities arose principally from increases in deferred revenue and accrued liabilities, partially reduced by an increase in accounts receivable. The Company used cash of $807,000 in operations in the comparable quarter ended March 31, 1999.

         The Company's investing activities used cash of approximately $1.4 million and $7.2 million for the quarters ended March 31, 2000 and 1999, respectively. The Company's uses of cash were primarily for purchases of short-term investments and capital equipment to support its business and infrastructure.

         The Company's financing activities provided cash of approximately $1.4 million and $326,000 for the quarters ended March 31, 2000 and 1999, respectively. The principal sources of cash provided by financing activities are the proceeds from the issuance of Common Stock pursuant to the exercise of stock options, partially reduced by the payments under capital lease obligations.

         The Company believes that existing balances of cash, cash equivalents and short-term investments will be sufficient to meet its working capital and capital expenditure needs at least for the next twelve months.

  FORWARD LOOKING STATEMENTS

         Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect the Company's future results, please see Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

                                   Form 10-Q
                                    11 of 14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLAIMERS ABOUT MARKET RISK.

FOREIGN EXCHANGE

         Total international revenues were approximately $1.9 million and $1.0 million for the quarters ended March 31, 2000 and 1999, respectively, which represents 6.9% and 5.4% of the Company's total revenues for the three months ended March 31, 2000 and 1999, respectively. International revenues include all revenues derived from sales of licenses, services and hardware to customers outside the United States.

         Total revenues for Europe were approximately $1.7 million and $0.8 million for the quarters ended March 31, 2000 and 1999, respectively, which represents 6.0% and 4.5% of the Company's total revenues for the three months ended March 31, 2000 and 1999, respectively.

         The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company during the quarters ended March 31, 2000 and 1999 was not material.

INTEREST RATES

         The Company invests its cash in a variety of financial instruments, including taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances.

         Interest income on the Company's investments is classified in "Other income, net" on the Company's Consolidated Financial Statements. The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at March 31, 2000 was approximately 5.6%. The fair value of securities held at March 31, 2000 was $27.5 million.

                                   Form 10-Q
                                    12 of 14

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  The following exhibit is filed with this Report:

                  Exhibit 27.1      Financial Data Schedule.

         (b)      Reports to be filed on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   Form 10-Q
                                    13 of 14

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MANHATTAN ASSOCIATES, INC.


Date:    May 15, 2000            /s/ Richard M. Haddrill
                                 -----------------------------------------------
                                 Richard M. Haddrill
                                 Chief Executive Officer, President and Director
                                 (Principal Executive Officer)


Date:    May 15, 2000            /s/ Thomas Williams
                                 -----------------------------------------------
                                 Thomas Williams
                                 Senior Vice President, Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial and Accounting Officer)


                                   Form 10-Q
                                    14 of 14