Form 10-Q
period 2000-06-30
MANHATTAN ASSOCIATES INC
filed 2000-08-14
CIK 1056696

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

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the issuer's class of capital stock outstanding as of August 9, 2000, the latest practicable date, is as follows: 25,471,485 shares of common stock, $0.01 par value per share.


--------------------------------------------------------------------------------

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000


                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            ----

ITEM 1.    FINANCIAL STATEMENTS.

           Condensed Consolidated Balance Sheets as of June 30, 2000  (unaudited)
              and December 31, 1999                                                                           3

           Condensed Consolidated Statements of Income for the three months ended June 30, 2000 and 1999 (unaudited) and for the six months
              ended June 30, 2000 and 1999 (unaudited)                                                        4

           Condensed Consolidated Statements of Cash Flows for the six months
              ended June 30, 2000 and 1999 (unaudited)                                                        5

           Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.                                                                             8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                                       15

                                          PART II
                                     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.                                                                                16

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.                                                        16

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.                                                                  16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                              16

ITEM 5.    OTHER INFORMATION.                                                                                17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                                                 17

SIGNATURES.                                                                                                  18


                                   Form 10-Q

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.


                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             June 30, 2000      December 31, 1999
                                                                                             -------------      -----------------
                                                                                              (UNAUDITED)
                                  ASSETS

Current assets:
     Cash and cash equivalents ..................................................             $    41,186         $    19,695
     Short-term investments .....................................................                  19,068              20,220
     Accounts receivable, net of allowance for doubtful accounts of $5,041
        and $5,473 at June 30, 2000 and December 31, 1999, respectively .........                  26,018              24,275
     Deferred income taxes ......................................................                   2,718               2,695
     Refundable income taxes ....................................................                     779                  --
     Prepaid expenses and other current assets ..................................                   1,087               1,492
                                                                                              -----------         -----------
         Total current assets ...................................................                  90,856              68,377

Property and equipment, net .....................................................                   9,050               9,245
Intangible and other assets, net ................................................                   2,817               3,301
                                                                                              -----------         -----------
         Total assets ...........................................................             $   102,723         $    80,923
                                                                                              ===========         ===========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities ....................................            $    16,931         $    12,215
     Current portion of capital lease obligations ................................                    171                 163
     Deferred revenue ............................................................                 14,378               9,051
                                                                                              -----------         -----------
         Total current liabilities ...............................................                 31,480              21,429

Long-term portion of capital lease obligations ...................................                    710                 799
Deferred income taxes ............................................................                     --                  89

Shareholders' equity:
     Preferred stock, no par value; 20,000,000 shares authorized, no
       shares issued or outstanding at June 30, 2000 and December 31, 1999 .......                     --                  --
     Common stock, $.01 par value; 100,000,000 shares authorized,
       24,796,723 and 24,221,587 shares issued and outstanding
       at June 30, 2000 and December 31, 1999, respectively ......................                    248                 242
     Additional paid-in capital ..................................................                 59,013              54,563
     Retained earnings ...........................................................                 11,609               4,157
     Accumulated other comprehensive loss ........................................                    (95)                (51)
     Deferred compensation .......................................................                   (242)               (305)
                                                                                              -----------         -----------
         Total shareholders' equity ..............................................                 70,533              58,606
                                                                                              -----------         -----------
             Total liabilities and shareholders' equity ..........................            $   102,723         $    80,923
                                                                                              ===========         ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.


                                   Form 10-Q

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                        ------------------------       ------------------------
                                                          2000           1999            2000            1999
                                                        ---------      ---------       ---------      ---------
Revenue:
     Software fees....................................  $   5,686      $   3,095       $  10,722      $   7,532
     Services.........................................     19,228         12,811          36,772         23,769
     Hardware.........................................      9,714          3,933          15,477          6,688
                                                        ---------      ---------       ---------      ---------
         Total revenue................................     34,628         19,839          62,971         37,989

Cost of revenue:
     Software fees....................................        539            386             816            576
     Services.........................................      8,029          7,542          16,191         13,584
     Hardware.........................................      7,988          3,000          12,689          5,044
                                                        ---------      ---------       ---------      ---------
         Total cost of revenue........................     16,556         10,928          29,696         19,204
                                                        ---------      ---------       ---------      ---------
Gross margin..........................................     18,072          8,911          33,275         18,785

Operating expenses:
     Research and development.........................      3,042          3,082           6,088          5,801
     Sales and marketing..............................      4,631          4,043           8,608          8,087
     General and administrative.......................      3,683          3,266           7,550          6,274
                                                        ---------      ---------       ---------      ---------
         Total operating expenses.....................     11,356         10,391          22,246         20,162
                                                        ---------      ---------       ---------      ---------
Operating income (loss)...............................      6,716         (1,480)         11,029         (1,377)
Other income, net.....................................        587            271             990            533
                                                        ---------      ---------       ---------      ---------
Income (loss) before income taxes.....................      7,303         (1,209)         12,019           (844)
Income tax provision (benefit)........................      2,775           (449)          4,567           (324)
                                                        ---------      ---------       ---------      ---------
Net income (loss).....................................  $   4,528      $    (760)      $   7,452      $    (520)
                                                        =========      =========       =========      =========

Basic net income (loss) per share.....................  $    0.18      $   (0.03)      $    0.30      $   (0.02)
                                                        =========      =========       =========      =========
Diluted net income (loss) per share...................  $    0.15      $   (0.03)      $    0.25      $   (0.02)
                                                        =========      =========       =========      =========

Weighted average number of shares:
    Basic.............................................     24,668         24,029          24,517         24,006
                                                        =========      =========       =========      =========
    Diluted...........................................     29,832         24,029          29,444         24,006
                                                        =========      =========       =========      =========


     See accompanying Notes to Condensed Consolidated Financial Statements.


                                   Form 10-Q

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                     Six Months Ended
                                                                                        June 30,
                                                                              -----------------------------
                                                                                2000               1999
                                                                              ----------         ----------
OPERATING ACTIVITIES:
  Net income (loss).........................................................  $    7,452         $     (520)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................................       2,769              2,135
     Stock compensation.....................................................          43                 94
     Gain on sale of equipment..............................................          --                (22)
     Deferred income taxes..................................................        (211)              (571)
     Changes in operating assets and liabilities:
       Accounts receivable, net.............................................      (1,931)            (6,092)
       Other assets.........................................................         373                352
       Accounts payable and accrued liabilities.............................       6,841             (1,075)
       Income taxes payable.................................................        (924)                --
       Deferred revenue.....................................................       5,431              5,345
                                                                              ----------         ----------
  Net cash provided by (used in) operating activities.......................      19,843               (354)

INVESTING ACTIVITIES:
     Purchase of property and equipment.....................................      (2,018)            (3,263)
     Proceeds from the sale of equipment....................................          --                 22
     Capitalized software development costs.................................          --               (836)
     Net sales (purchases) of short-term investments........................       1,164             (7,388)
                                                                              ----------         ----------
  Net cash used in investing activities.....................................        (854)           (11,465)

FINANCING ACTIVITIES:
     Payment of capital lease obligations...................................         (81)              (106)
     Proceeds from issuance of common stock.................................       2,563                494
                                                                              ----------         ----------
 Net cash provided by financing activities..................................       2,482                388
     Foreign currency impact on cash........................................          20                 (7)
                                                                              ----------         ----------
 Net increase (decrease) in cash and cash equivalents.......................      21,491            (11,438)
 Cash and cash equivalents at beginning of period...........................      19,695             27,751
                                                                              ----------         ----------
 Cash and cash equivalents at end of period.................................  $   41,186         $   16,313
                                                                              ==========         ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Assets acquired under capital lease.....................................  $       --         $      102
                                                                              ==========         ==========
    Cash paid for income taxes, net.........................................  $    5,706         $      839
                                                                              ==========         ==========


     See accompanying Notes to Condensed Consolidated Financial Statements.


                                   Form 10-Q

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company's management, these condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the financial position at June 30, 2000, the results of operations for the three and six month periods ended June 30, 2000 and 1999 and changes in cash flows for the six month periods ended June 30, 2000 and 1999. The results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999.

2.       PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.       REVENUE RECOGNITION

         The Company's revenue consists of revenue from the licensing of software; fees from consulting, implementation and training services (collectively, "professional services"); sales of customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment.

         We recognize software fees in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). Under SOP 97-2, the Company recognizes software fees when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999, and the Company adopted the residual method for such arrangements at that time. For those contracts that contain significant future obligations, software fees are recognized under the percentage of completion method.

         The Company's services revenue consists of fees generated from professional services, customer support and software upgrades related to the Company's software products. Fees related to professional services performed by the Company are generally billed on an hourly basis and revenue is recognized as the services are performed. Fees from customer support services and software enhancement subscriptions are generally paid in advance and recognized as revenue ratably over the term of the agreements, typically 12 months.


                                   Form 10-Q

         Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company's warehouse management systems. As part of a complete warehouse management system, the Company's customers frequently purchase hardware from the Company in conjunction with the licensing of software. These products include computer hardware, radio frequency terminals networks, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment by the vendor to the customer. The Company generally purchases hardware from its vendors only after receiving an order from a customer. As a result, the Company does not maintain significant hardware inventory.

4.       COMPREHENSIVE INCOME

         Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on investments that have been previously excluded from net income and reflected in shareholders' equity.

         The following table sets forth the calculation of comprehensive income
(loss):

                                                              Three Months Ended             Six Months Ended
                                                      -------------------------------  -----------------------------
                                                      June 30, 2000     June 30, 1999  June 30, 2000   June 30, 1999
                                                      -------------     -------------  -------------   -------------
                                                                (in thousands)               (in thousands)
Net income (loss) ................................          4,528            (760)          7,452            (520)
Unrealized gain (loss) on investments ............             (1)             --              12              --
Foreign currency loss ............................            (39)            (30)            (56)            (49)
                                                          -------         -------         -------         -------
Total comprehensive income (loss) ................          4,488            (790)          7,408            (569)
                                                          =======         =======         =======         =======

5.       NET INCOME PER SHARE

         Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding ("Weighted Shares"). Diluted net income per share is computed using net income divided by Weighted Shares plus common equivalent shares ("CES's") outstanding calculated using the Treasury Stock method.

         The following is a reconciliation of the shares used in the computation of net income per share:

                                                             Three Months Ended           Three Months Ended
                                                                June 30, 2000                June 30, 1999
                                                          ----------------------        ----------------------
                                                           Basic         Diluted         Basic         Diluted
                                                          -------        -------        -------        -------
                                                               (in thousands)                (in thousands)
Weighted Shares ..................................         24,668         24,668         24,029         24,029
Effect of CES's ..................................             --          5,164             --             --
                                                          -------        -------        -------        -------
                                                           24,668         29,832         24,029         24,029
                                                          =======        =======        =======        =======


                                                              Six Months Ended             Six Months Ended
                                                               June 30, 2000                June 30, 1999
                                                          ----------------------        ----------------------
                                                           Basic         Diluted         Basic         Diluted
                                                          -------        -------        -------        -------
                                                              (in thousands)                (in thousands)
Weighted Shares ..................................         24,517         24,517         24,006         24,006
Effect of CES's ..................................             --          4,927             --             --
                                                          -------        -------        -------        -------
                                                           24,517         29,444         24,006         24,006
                                                          =======        =======        =======        =======


                                   Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Manhattan is a leading provider of technology-based solutions to improve supply chain effectiveness and efficiencies. Our solutions enhance distribution efficiencies through the integration of supply chain constituents, including manufacturers, distributors, retailers, suppliers, transportation providers and end consumers. Our solutions are designed to optimize the receipt, storage, assembly and distribution of inventory and the management of equipment and personnel within a warehouse, and to enhance communications between the warehouse and its trading partners. Our solutions consist of software, including PkMS, a comprehensive and modular software system; services, including design, configuration, implementation, and training services, plus customer support services and software enhancement subscriptions; and hardware. We currently provide solutions to manufacturers, distributors, retailers and transportation providers primarily in the following markets: direct-to-consumer/e-commerce, retail, apparel/footwear, consumer products manufacturing, food/grocery and third party logistics.

Revenue

         Our revenue consists of fees from the licensing of software; fees from consulting, implementation and training services (collectively, "professional services"), plus customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment.

         We recognize software fees in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). Under SOP 97-2, we recognize software fees when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999, and we adopted the residual method for such arrangements at that time. For those contracts that contain significant future obligations, software fees are recognized under the percentage of completion method.

         Our services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to our software products. Fees related to professional services performed by us are generally billed on an hourly basis and revenue is recognized as the services are performed. Fees related to customer support services and software enhancement subscriptions are generally paid in advance and recognized as revenue ratably over the term of the agreement, typically 12 months.


                                   Form 10-Q

         Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to our warehouse management systems. These products include computer hardware, radio frequency terminal networks, bar code printers and scanners, and other peripherals. We generally purchase hardware from our vendors only after receiving an order from a customer and revenue is recognized upon shipment by the vendor to the customer. The amount of hardware purchases by customers may vary significantly from period to period depending on the technological sophistication and purchasing power of the customers and the scope of the implementations. In addition, our gross margins on sales of hardware may vary depending upon the type of hardware sold.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999


   REVENUE

         Our revenue consists of fees from the licensing of software; performance of professional services; sales of customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment. Total revenue increased 75% to $34.6 million for the quarter ended June 30, 2000 from $19.8 million for the quarter ended June 30, 1999.

         Software Fees. Software fees increased to $5.7 million for the quarter ended June 30, 2000 from $3.1 million for the quarter ended June 30, 1999, an increase of $2.6 million or 84%. The increase in revenue from software fees is primarily due to an increase in the sales of user and site-specific licenses of PkMS. In recent quarters, we have experienced an increase in the average sales price and sale size of PkMS principally due to increased product functionality and market acceptance of PkMS.

         Services. Services revenue increased to $19.2 million for the quarter ended June 30, 2000 from $12.8 million for the quarter ended June 30, 1999, an increase of $6.4 million or 50%. The increase in revenue from services is principally due to increases in the number and scope of PkMS implementations contracted for in the first and second quarters of 2000, the utilization of professional services personnel and renewals of customer support services agreements on a growing installed based.

         Hardware. Hardware revenue increased to $9.7 million for the quarter ended June 30, 2000 from $3.9 million for the quarter ended June 30, 1999, an increase of $5.8 million or 147%. Sales of hardware are largely dependent upon the number of PkMS licenses sold, the scope of such PkMS implementations and the technological sophistication and purchasing power of customers buying PkMS. The increase in the second quarter of fiscal year 2000 is principally attributable to an atypically large hardware sale to a significant customer.

   COST OF REVENUE

         Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; and the amortization of purchased software and capitalized research and development costs. Cost of software fees increased to $539,000 for the quarter ended June 30, 2000, or 9% of software fees, from $386,000 for the quarter ended June 30, 1999, or 12% of software fees. The dollar increase in cost of software fees is principally due to an increase in the amortization of research and development costs capitalized prior to September 1, 1999.


                                   Form 10-Q

         Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services revenue increased to $8.0 million for the quarter ended June 30, 2000, or 42% of services revenue, from $7.5 million for the quarter ended June 30, 1999, or 59% of services revenue. The decrease in cost of services revenue as a percentage of services revenue is due to increased efficiencies in the delivery of professional services, principally an increase in the utilization of services personnel.

         Cost of Hardware. Cost of hardware revenue increased to $8.0 million for the quarter ended June 30, 2000, or 82% of hardware revenue, from $3.0 million for the quarter ended June 30, 1999, or 76% of hardware revenue. The increase in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with relatively lower gross margins during the quarter ended June 30, 2000 as compared to hardware sales during the quarter ended June 30, 1999.

   OPERATING EXPENSES

         Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research development efforts. Excluding the effect of $349,000 of research and development costs capitalized in the quarter ended June 30, 1999, our research and development expenses decreased by 12% to $3.0 million for the quarter ended June 30, 2000, or 9% of total revenue, from $3.4 million for the quarter ended June 30, 1999, or 17% of total revenue. We capitalized no research and development costs in the quarter ended June 30, 2000. The decrease in research and development expenses, after adjusting for capitalization, is principally attributable to a reduction in and reallocation of research and development personnel since the quarter ended June 30, 1999. Our product development efforts include the continued development and enhancement of PkMS, including the N-Tier version of PkMS; the development of InfoLink, our business community integration product; and the development of Manager's Workbench, our warehouse business intelligence viewer product.

         Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 15% to $4.6 million for the quarter ended June 30, 2000, or 13% of total revenue, from $4.0 million for the quarter ended June 30, 1999, or 20% of total revenue. The increase in sales and marketing expenses is attributable to higher incentive compensation for sales and marketing personnel, resulting from an increase in software fees, and to expanded marketing program activities, including our User Conference held in May of 2000.

         General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as facilities, depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 13% to $3.7 million for the quarter ended June 30, 2000, or 11% of total revenue, from $3.3 million for the quarter ended June 30, 1999, or 16% of total revenue. The increase in general and administrative expenses is principally due to increases in depreciation and amortization expense, accounting and legal fees, executive recruiting expenses and bonuses, and other administrative expenses to support our business and improve our infrastructure. Depreciation and amortization expense included in general and administrative expenses was $1.2 million and $1.0 million for the quarters ended June 30, 2000 and 1999, respectively.


                                   Form 10-Q

         Operating Income. Operating income increased $8.2 million to $6.7 million for the quarter ended June 30, 2000, or 19% of total revenue, from an operating loss of $1.5 million for the quarter ended June 30, 1999. The increase in operating income is primarily due to an increase in software fees and improved efficiencies in the delivery of professional services, as described above.


   INCOME TAXES

         The provision for income taxes was $2.8 million for the quarter ended June 30, 2000 compared to a benefit of $449,000 for the quarter ended June 30, 1999. The increase of $3.2 million from the quarter ended June 30, 1999 is a direct result of the Company's increased income for the quarter ended June 30, 2000. For the quarter ended June 30, 2000, the Company's effective income tax rate was 38.0%. The quarterly income tax rate reflects our estimated annual effective income tax rate and considers estimated taxable income, effective state and international income tax rates and anticipated tax credits.




SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999


      REVENUE

         Total revenue increased 66% to $63.0 million for the six months ended June 30, 2000 from $38.0 million for the six months ended June 30, 1999. The increase in total revenue is primarily attributable to an increase in the sale of software licenses to new and existing customers, which resulted in increased services and hardware revenue.

         Software Fees. Software fees increased to $10.7 million for the six months ended June 30, 2000 from $7.5 million for the six months ended June 30, 1999, an increase of $3.2 million or 42%. The increase in revenue from software fees is primarily due to an increase in the sales of user and site-specific licenses of PkMS. In recent quarters, we have experienced an increase in the average sales price and sale size of PkMS principally due to increased product functionality and market acceptance of PkMS.

         Services. Services revenue increased to $36.8 million for the six months ended June 30, 2000 from $23.8 million for the six months ended June 30, 1999, an increase of $13.0 million or 55%. The increase in revenue from services is principally due to increases in the scope and number of PkMS implementations contracted for in the first and second quarters of 2000, the utilization of professional services personnel and renewals of customer support services agreements on a growing installed based.

         Hardware. Hardware revenue increased to $15.5 million for the six months ended June 30, 2000 from $6.7 million for the six months ended June 30, 1999, an increase of $8.8 million or 131%. Sales of hardware are largely dependent upon the number of PkMS licenses sold, the scope of such PkMS implementations and the technological sophistication and purchasing power of customers buying PkMS. The increase in the first half of fiscal year 2000 is attributable to PkMS implementations of larger scope, prompting customers seeking a unified solution to purchase more hardware from us.


                                   Form 10-Q

   COST OF REVENUE

         Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; and the amortization of purchased software and capitalized research and development costs. Cost of software fees increased to $816,000 for the six months ended June 30, 2000, or 8% of software fees, from $576,000 for the six months ended June 30, 1999, or 8% of software fees. The increase in cost of software fees is principally due to an increase in the amortization of research and development costs capitalized prior to September 1, 1999.

         Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services revenue increased to $16.2 million for the six months ended June 30, 2000, or 44% of services revenue, from $13.6 million for the six months ended June 30, 1999, or 57% of services revenue. The dollar increase in cost of services revenue is directly related to an increase in the number of employees and contracted personnel dedicated to services activities. The decrease in cost of services revenue as a percentage of services revenue is principally due to increased efficiencies in the delivery of professional services, principally an increase in the utilization of services personnel.

         Cost of Hardware. Cost of hardware revenue increased to $12.7 million for the six months ended June 30, 2000, or 82% of hardware revenue, from $5.0 million for the six months ended June 30, 1999, or 75% of hardware revenue. The increase in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with relatively lower gross margins during the six months ended June 30, 2000 as compared to hardware sales during the six months ended June 30, 1999.

   OPERATING EXPENSES

         Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research development efforts. Excluding the effect of $836,000 of research and development costs capitalized in the six months ended June 30, 1999, our research and development expenses decreased by 8% to $6.1 million for the six months ended June 30, 2000, or 10% of total revenue, from $6.6 million for the six months ended June 30, 1999, or 17% of total revenue. We capitalized no research and development costs in the six months ended June 30, 2000. The decrease in research and development expenses is principally attributable to a reduction in and reallocation of research and development personnel since the quarter ended June 30, 1999. Our product development efforts include the continued development and enhancement of PkMS, including the N-Tier version of PkMS; the development of InfoLink, our business community integration product; and the development of Manager's Workbench, our warehouse business intelligence viewer product.

         Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 6% to $8.6 million for the six months ended June 30, 2000, or 14% of total revenue, from $8.1 million for the six months ended June 30, 1999, or 21% of total revenue. The increase in sales and marketing expenses is attributable to higher incentive compensation for sales and marketing personnel, resulting from an increase in software fees, and to expanded marketing program activities, including our User
Conference held in May of 2000.


                                   Form 10-Q

         General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as facilities, depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 20% to $7.6 million for the six months ended June 30, 2000, or 12% of total revenue, from $6.3 million for the six months ended June 30, 1999, or 17% of total revenue. The increase in general and administrative expenses is principally due to increases in depreciation and amortization expense, accounting and legal fees, executive recruiting expenses and bonuses, and other administrative expenses to support our business and improve our infrastructure. Depreciation and amortization expense included in general and administrative expenses was $2.4 million and $1.8 million for the six months ended June 30, 2000 and 1999, respectively.

         Operating Income. Operating income increased $12.4 million to $11.0 million for the six months ended June 30, 2000, or 18% of total revenue, from an operating loss of $1.4 million for the six months ended June 30, 1999. The increase in operating income is primarily due to increased revenue from sales of software licenses, services and hardware combined with improved efficiencies in our business.

   INCOME TAXES

         The provision for income taxes was $4.6 million for the six months ended June 30, 2000 compared to a benefit of $324,000 for the six months ended June 30, 1999. The increase of $4.9 million from the six months ended June 30, 1999 is a direct result of our increased income for the six months ended June 30, 2000. For the six months ended June 30, 2000, our effective income tax rate was 38.0%. The income tax rate reflects our estimated annual effective income tax rate and considers estimated taxable income, effective state and international income tax rates and anticipated tax credits.


   LIQUIDITY AND CAPITAL RESOURCES

         Since the Company's initial public offering ("IPO") in April 1998, we have funded our operations primarily through cash generated from operations and the IPO proceeds. As of June 30, 2000, we had approximately $60.3 million in cash, cash equivalents and short-term investments, as compared to approximately $39.9 million at December 31, 1999.

         Our operating activities provided cash of approximately $19.8 million for the six months ended June 30, 2000. Cash from operating activities arose principally from increases in deferred revenue and accrued liabilities, partially reduced by an increase in accounts receivable. We used cash of $354,000 for operating activities in the comparable six months ended June 30, 1999.

         Our investing activities used cash of approximately $854,000 and $11.5 million for the six months ended June 30, 2000 and 1999, respectively. Our uses of cash were primarily for purchases of short-term investments and capital equipment to support its business and infrastructure.

         Our financing activities provided cash of approximately $2.5 million and $388,000 for the six months ended June 30, 2000 and 1999, respectively. The principal sources of cash provided by financing activities are the proceeds from the issuance of common stock pursuant to the exercise of stock options, partially reduced by the payments under capital lease obligations.


                                   Form 10-Q

         We believe that existing balances of cash, cash equivalents and short-term investments will be sufficient to meet its working capital and capital expenditure needs at least for the next twelve months.

  FORWARD LOOKING STATEMENTS

         Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see
Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 1999. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.


                                   Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN EXCHANGE

         Total international revenue was approximately $6.6 million and $2.5 million for the six months ended June 30, 2000 and 1999, respectively, which represents 10% and 7% of our total revenue for the six months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000 and 1999, international revenue was approximately $3.8 million and $1.5 million, respectively, which represents 11% and 8% of our total revenue, respectively. International revenue includes all revenue associated with implementations of licenses, services and hardware outside the United States.

         We conduct our direct European operations principally out of an office in the United Kingdom, consisting of approximately 45 employees. Total revenue for its European operations was approximately $3.5 million and $1.8 million for the six months ended June 30, 2000 and 1999, respectively, which represents 6% and 5% of our total revenues for the six months ended
June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000 and 1999, revenue from European operations was approximately $1.8 million and $1.0 million, respectively, which represents 5% of our total revenue in each three month period.

         Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We recognized a foreign exchange rate loss of approximately $90,000 during the six months ended June 30, 2000, classified in "Other income, net" on our Condensed Consolidated Statements of Income. The effect of foreign exchange rate fluctuation was not material during the six months ended June 30, 1999; therefore, no foreign exchange rate gain or loss was recognized during that period.

INTEREST RATES

         We invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances.

         Interest income on our investments is classified in "Other income, net" on our Condensed Consolidated Statements of Income. We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at June 30, 2000 was approximately 6.1%. The fair value of securities held at June 30, 2000 was $27.9 million.


                                   Form 10-Q

                                     PART II
                                OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

         Many of our installations involve products that are critical to the operations of our clients' businesses. Any failure in our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in our contracts will be enforceable in all instances.

         We are a party to an action filed on July 3, 2000 by a customer alleging breach of warranty with respect to the purchase of one of our products. We believe the allegations raised in the complaint are without merit and intend to vigorously defend the lawsuit. We do not believe that this suit will have a material impact on either our financial results or operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

         No events occurred during the quarter covered by the report that would require a response to this item.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

         No events occurred during the quarter covered by the report that would require a response to this item.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on May 16, 2000. There were present at the Annual Meeting, in person or by proxy, holders of 20,406,829 shares (or 82.9%) of the common stock entitled to vote.

         (b) The following directors were elected to hold office for a term as designated below or until their successors are elected and qualified, with the vote for each director being reflected below:

            Name                            Votes For         Votes Withheld
            ----                            ---------         --------------

Elected to hold office until
the 2003 Annual Meeting:
     Richard M. Haddrill                    20,399,309              -0-
     Deepak Raghavan                        20,400,292              -0-

                  The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.


                                   Form 10-Q

         (c) The appointment of Arthur Andersen LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 2000, was ratified with 20,391,084 affirmative votes cast, 14,168 negative votes cast and 1,577 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the annual meeting was required to ratify the appointment of Arthur Andersen LLP.

ITEM 5.    OTHER INFORMATION.

         No events occurred during the quarter covered by the report that would require a response to this item.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  The following exhibit is filed with this Report:

                  Exhibit 27.1      Financial Data Schedule.

         (b)      Reports to be filed on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   Form 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MANHATTAN ASSOCIATES, INC.


Date:    August 14, 2000     /s/ Richard M. Haddrill
                             --------------------------------------------------
                             Richard M. Haddrill
                             Chief Executive Officer, President and Director
                             (Principal Executive Officer)


Date:    August 14, 2000     /s/ Thomas Williams
                             --------------------------------------------------
                             Thomas Williams
                             Senior Vice President, Chief Financial Officer
                             and Treasurer
                             (Principal Financial and Accounting Officer)


                                   Form 10-Q
                                 Page 18 of 18