Form 10-Q
period 2000-09-30
MANHATTAN ASSOCIATES INC
filed 2000-11-14
CIK 1056696

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    ------------

                         COMMISSION FILE NUMBER: 0-23999


                           MANHATTAN ASSOCIATES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            GEORGIA                                     58-2373424
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

  2300 WINDY RIDGE PARKWAY, SUITE 700                     30339
            ATLANTA, GEORGIA                            (Zip Code)
(Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 955-7070

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Issuer's class of capital stock outstanding as of November 10, 2000, the latest practicable date, is as follows: 26,101,045 shares of common stock, $0.01 par value per share.

--------------------------------------------------------------------------------

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----

                                            PART I
                                    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Condensed Consolidated Balance Sheets as of September 30, 2000
           (unaudited) and December 31, 1999                                               3

         Condensed Consolidated Statements of Income for the three months ended September 30, 2000 and 1999 (unaudited) and for the nine
           months ended September 30, 2000 and 1999 (unaudited)                            4

         Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2000 and 1999 (unaudited)                            5

         Notes to Condensed Consolidated Financial Statements (unaudited)                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.                                                        9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                      16

                                            PART II
                                       OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                               17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.                                       17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                                 17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                             17

ITEM 5.  OTHER INFORMATION.                                                               17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                17

SIGNATURES.                                                                               18


                                   Form 10-Q

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    September 30, 2000   December 31, 1999
                                                                                    ------------------   -----------------
                                                                                       (UNAUDITED)

                                    ASSETS

Current assets:
   Cash and cash equivalents .................................................          $   59,607          $   19,695
   Short-term investments ....................................................              16,503              20,220
   Accounts receivable, net of allowance for doubtful accounts of $5,287
     and $5,473 at September 30, 2000 and December 31, 1999, respectively ....              24,442              24,275
   Deferred income taxes .....................................................               2,915               2,695
   Prepaid expenses and other current assets .................................               1,321               1,492
                                                                                        ----------          ----------
        Total current assets .................................................             104,788              68,377

Property and equipment, net ..................................................               9,431               9,245
Intangible and other assets, net .............................................               2,668               3,301
                                                                                        ----------          ----------
           Total assets ......................................................          $  116,887          $   80,923
                                                                                        ==========          ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities ..................................          $   17,986          $   12,215
   Current portion of capital lease obligations ..............................                 153                 163
   Deferred revenue ..........................................................              14,189               9,051
                                                                                        ----------          ----------
        Total current liabilities ............................................              32,328              21,429

Long-term portion of capital lease obligations ...............................                 664                 799
Deferred income taxes ........................................................                  --                  89

Shareholders' equity:
   Preferred stock, no par value; 20,000,000 shares authorized, no shares
     issued or outstanding at September 30, 2000 and December 31, 1999 .......                  --                  --
   Common stock, $.01 par value; 100,000,000 shares authorized,
     25,713,758 and 24,221,587 shares issued and outstanding at
     September 30, 2000 and December 31, 1999, respectively ..................                 257                 242
   Additional paid-in capital ................................................              67,105              54,563
   Retained earnings .........................................................              16,882               4,157
   Accumulated other comprehensive loss ......................................                (131)                (51)
   Deferred compensation .....................................................                (218)               (305)
                                                                                        ----------          ----------
        Total shareholders' equity ...........................................              83,895              58,606
                                                                                        ----------          ----------
           Total liabilities and shareholders' equity ........................          $  116,887          $   80,923
                                                                                        ==========          ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.


                                   Form 10-Q

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                              ----------------------      ----------------------
                                                2000          1999          2000          1999
                                              --------      --------      --------      --------
Revenue:
     Software fees .....................      $  6,529      $  2,753      $ 17,251      $ 10,285
     Services ..........................        21,207        14,488        57,979        38,257
     Hardware ..........................         5,968         2,814        21,445         9,502
                                              --------      --------      --------      --------
         Total revenue .................        33,704        20,055        96,675        58,044

Cost of revenue:
     Software fees .....................           192           599         1,008         1,175
     Services ..........................         8,753         8,778        24,944        22,362
     Hardware ..........................         4,759         2,174        17,448         7,218
                                              --------      --------      --------      --------
         Total cost of revenue .........        13,704        11,551        43,400        30,755
                                              --------      --------      --------      --------
Gross margin ...........................        20,000         8,504        53,275        27,289

Operating expenses:
     Research and development ..........         4,213         2,265        10,301         8,066
     Sales and marketing ...............         4,298         3,235        12,906        11,322
     General and administrative ........         3,836         3,225        11,386         9,499
                                              --------      --------      --------      --------
         Total operating expenses ......        12,347         8,725        34,593        28,887
                                              --------      --------      --------      --------
Operating income (loss) ................         7,653          (221)       18,682        (1,598)
Other income, net ......................           851           323         1,841           856
                                              --------      --------      --------      --------
Income (loss) before income taxes ......         8,504           102        20,523          (742)
Income tax provision (benefit) .........         3,231            41         7,798          (283)
                                              --------      --------      --------      --------
Net income (loss) ......................      $  5,273      $     61      $ 12,725      $   (459)
                                              ========      ========      ========      ========

Basic net income (loss) per share ......      $   0.21      $   0.00      $   0.51      $  (0.02)
                                              ========      ========      ========      ========
Diluted net income (loss) per share ....      $   0.17      $   0.00      $   0.42      $  (0.02)
                                              ========      ========      ========      ========

Weighted average number of shares:
    Basic ..............................        25,408        24,112        24,818        24,042
                                              ========      ========      ========      ========
    Diluted ............................        30,868        25,706        30,108        24,042
                                              ========      ========      ========      ========

     See accompanying Notes to Condensed Consolidated Financial Statements.


                                   Form 10-Q

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                      ------------------------------
                                                                         2000                1999
                                                                      ----------          ----------
OPERATING ACTIVITIES:
  Net income (loss) ........................................          $   12,725          $     (459)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization .........................               4,012               3,529
     Stock compensation ....................................                  64                 124
     Gain on sale of equipment .............................                  --                 (22)
     Deferred income taxes .................................                (461)               (759)
     Changes in operating assets and liabilities:
       Accounts receivable, net ............................                (527)             (2,967)
       Other assets ........................................                 117                 132
       Accounts payable and accrued liabilities ............               7,964                (884)
       Income taxes payable ................................               2,491                  --
       Deferred revenue ....................................               5,299               6,083
                                                                      ----------          ----------
  Net cash provided by operating activities ................              31,684               4,777

INVESTING ACTIVITIES:
     Purchase of property and equipment ....................              (3,465)             (4,073)
      Proceeds from the sale of equipment ..................                  --                  22
     Capitalized software development costs ................                  --                (909)
     Net sales (purchases) of short-term investments .......               3,738             (14,438)
                                                                      ----------          ----------
  Net cash provided by (used in) investing activities ......                 273             (19,398)

FINANCING ACTIVITIES:
     Payment of capital lease obligations ..................                (145)               (138)
     Proceeds from issuance of common stock ................               8,037                 722
                                                                      ----------          ----------
 Net cash provided by financing activities .................               7,892                 584
     Foreign currency impact on cash .......................                  63                   5
                                                                      ----------          ----------
 Net increase (decrease) in cash and cash equivalents ......              39,912             (14,032)
 Cash and cash equivalents at beginning of period ..........              19,695              27,751
                                                                      ----------          ----------
 Cash and cash equivalents at end of period ................          $   59,607          $   13,719
                                                                      ==========          ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Assets acquired under capital lease ....................          $       --          $      151
                                                                      ==========          ==========
    Cash paid for income taxes, net ........................          $    5,743          $      253
                                                                      ==========          ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.


                                   Form 10-Q

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company's management, these condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the financial position at September 30, 2000, the results of operations for the three and nine month periods ended September 30, 2000 and 1999 and changes in cash flows for the nine month periods ended September 30, 2000 and 1999. The results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999.

2.       PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.       REVENUE RECOGNITION

         The Company's revenue consists of fees generated from the licensing of software; consulting, implementation and training services (collectively, "professional services"); customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment.

         The Company recognizes software fees in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). Under SOP 97-2, the Company recognizes software fees when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999, and the Company adopted the residual method for such arrangements at that time. For those contracts that contain significant future obligations, software fees are recognized under the percentage of completion method.

         The Company's services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to the Company's software products. Fees related to professional services performed by the Company are generally billed on an hourly basis and revenue is recognized as the services are performed. Fees from customer support services and software enhancement subscriptions are generally paid in advance and recognized as revenue ratably over the term of the agreements, typically 12 months.


                                   Form 10-Q

         Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company's warehouse management systems. These products include computer hardware, radio frequency terminal networks, bar code printers and scanners, and other peripherals. As part of a complete warehouse management system, the Company's customers frequently purchase hardware from the Company in conjunction with the licensing of software. Hardware revenue is recognized upon shipment by the vendor to the customer. The Company generally purchases hardware from its vendors only after receiving an order from a customer. As a result, the Company does not maintain significant amounts of hardware inventory.

4.       COMPREHENSIVE INCOME

         Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on investments that have been previously excluded from net income and reflected in shareholders' equity.

         The following table sets forth the calculation of comprehensive income
(loss):

                                            Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                            ------------------      ------------------
                                              2000        1999        2000        1999
                                            --------      ----      --------      ----
                                              (in thousands)          (in thousands)

Net income (loss) ....................         5,273        61        12,725      (459)
Unrealized gain on investments .......             9        --            21        --
Foreign currency gain (loss) .........           (45)       86          (101)       37
                                            --------      ----      --------      ----
Total comprehensive income (loss) ....         5,237       147        12,645      (422)
                                            ========      ====      ========      ====

5.       NET INCOME PER SHARE

         Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding ("Weighted Shares"). Diluted net income per share is computed using net income divided by Weighted Shares plus common equivalent shares ("CESs") outstanding calculated using the Treasury Stock method.

         The following is a reconciliation of the shares used in the computation of net income per share:

                            Three Months Ended          Three Months Ended
                            September 30, 2000          September 30, 1999
                          ----------------------      ----------------------
                           Basic        Diluted        Basic        Diluted
                          --------      --------      --------      --------
                              (in thousands)              (in thousands)

Weighted Shares ....        25,408        25,408        24,112        24,112
Effect of CESs .....            --         5,460            --         1,594
                          --------      --------      --------      --------
                            25,408        30,868        24,112        25,706
                          ========      ========      ========      ========

                            Nine Months Ended           Nine Months Ended
                            September 30, 2000          September 30, 1999
                          ----------------------      ----------------------
                           Basic        Diluted        Basic        Diluted
                          --------      --------      --------      --------
                              (in thousands)              (in thousands)

Weighted Shares ....        24,818        24,818        24,042        24,042
Effect of CESs .....            --         5,290            --            --
                          --------      --------      --------      --------
                            24,818        30,108        24,042        24,042
                          ========      ========      ========      ========


                                   Form 10-Q

6.       SUBSEQUENT EVENT

         On October 24, 2000, the Company closed an Asset Purchase Agreement (the "Agreement") with Intrepa, L.L.C. ("Intrepa") to acquire substantially all of the assets of Intrepa for a purchase price of $30.0 million. The purchase price consists of a cash payment at closing of $13.0 million, the issuance in January 2001 of $10.0 million of the Company's $.01 par value per share common stock, and the issuance by the Company of a promissory note for $7.0 million payable by April 2003 (the "Note"). The purchase also includes the assumption of substantially all of the liabilities of Intrepa, including immediate payment by the Company of the remaining $2.0 million of principal and up to $15,000 interest on a promissory note previously issued by Intrepa. The Company paid the cash portion of the purchase price and the previously-issued promissory note, and anticipates paying off the Note, out of available cash and cash equivalents held by the Company.

         Substantially all of the assets of Intrepa were acquired by the Company pursuant to the Agreement. These assets principally include Intrepa's intellectual property, including its Warehousing Management System and Transportation Management System; Intrepa's customer base, which consists of traditional manufacturing, retailing and distribution businesses in the publishing, consumer products, retail, automotive parts, food, beverage and healthcare industries; and the experience of both Intrepa and its key employees, who have entered into employment agreements with the Company.


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

 Revenue

         Our revenue consists of fees generated from the licensing of software; consulting, implementation and training services (collectively, "professional services"), customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment.

         We recognize software fees in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). Under SOP 97-2, we recognize software fees when the following criteria are met: (i) a signed contract is obtained; (ii) shipment of the product has occurred; (iii) the license fee is fixed and determinable; (iv) collectibility is probable; and (v) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the "residual method" when (i) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (ii) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (iii) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999, and we adopted the residual method for such arrangements at that time. For those contracts that contain significant future obligations, software fees are recognized under the percentage of completion method.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUE

         Our revenue consists of fees generated from the licensing of software; consulting, implementation and training services (collectively, "professional services"), customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment. Total revenue increased 68% to $33.7 million for the quarter ended September 30, 2000 from $20.1 million for the quarter ended September 30, 1999.

         Software Fees. Software fees increased to $6.5 million for the quarter ended September 30, 2000 from $2.8 million for the quarter ended September 30, 1999, an increase of $3.7 million or 137%. The increase in revenue from software fees is primarily due to an increase in the size of sales of user-based and site-specific licenses of PkMS and other complementary products. In recent quarters, we have experienced an increase in the average sales price and sale size principally due to increased product functionality and market acceptance of PkMS and our other complementary products.

         Services. Services revenue increased to $21.2 million for the quarter ended September 30, 2000 from $14.5 million for the quarter ended September 30, 1999, an increase of $6.7 million or 46%. The increase in revenue from services is principally due to increases in the number and scope of PkMS implementations contracted for in the first nine months of 2000, many of which took place in the third quarter of 2000, the utilization of professional services personnel and renewals of customer support services and software enhancement subscription agreements on a growing installed base.

         Hardware. Hardware revenue increased to $6.0 million for the quarter ended September 30, 2000 from $2.8 million for the quarter ended September 30, 1999, an increase of $3.2 million or 112%. Sales of hardware are largely dependent upon the number of PkMS licenses sold, the scope of such PkMS implementations and the technological sophistication and purchasing power of customers buying PkMS. The increase in the third quarter of fiscal year 2000 is attributable to PkMS implementations of larger scope, prompting customers seeking a unified solution to purchase hardware from Manhattan.

     COST OF REVENUE

         Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; and the amortization of purchased software and capitalized research and development costs. Cost of software fees decreased to $192,000 for the quarter ended September 30, 2000, or 3% of software fees, from


                                   Form 10-Q

$599,000 for the quarter ended September 30, 1999, or 22% of software fees. The decrease in cost of software fees is principally due to the absence of $292,000 of purchased software and capitalized research and development costs relating to discontinued projects expensed during the three months ended September 30, 1999.

         Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services revenue was $8.8 million for the quarter ended September 30, 2000, or 41% of services revenue, and $8.8 million for the quarter ended September 30, 1999, or 61% of services revenue. The decrease in cost of services revenue as a percentage of services revenue is due to increased efficiencies in the delivery of professional services, principally an increase in the utilization of services personnel.

         Cost of Hardware. Cost of hardware revenue increased to $4.8 million for the quarter ended September 30, 2000, or 80% of hardware revenue, from $2.2 million for the quarter ended September 30, 1999, or 77% of hardware revenue. The increase in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with relatively lower gross margins during the quarter ended September 30, 2000, as compared to hardware sales during the quarter ended September 30, 1999.

     OPERATING EXPENSES

         Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses increased by 86% to $4.2 million for the quarter ended September 30, 2000, or 13% of total revenue, from $2.3 million for the quarter ended September 30, 1999, or 11% of total revenue. We capitalized no research and development costs in the quarter ended September 30, 2000. The increase in research and development expenses is principally attributable to additional personnel dedicated to i) the continued development and enhancement of PkMS, including the N-Tier version of PkMS; ii) the development of Infolink, our business community integration product; and iii) the development of Manager's Workbench, our warehouse business intelligence product.

         Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 33% to $4.3 million for the quarter ended September 30, 2000, or 13% of total revenue, from $3.2 million for the quarter ended September 30, 1999, or 16% of total revenue. The increase in sales and marketing expenses is principally attributable to higher incentive compensation for sales and marketing personnel related to higher revenues, and to expanded marketing program activities for the quarter ended September 30, 2000.

         General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 19% to $3.8 million for the quarter ended September 30, 2000, or 11% of total revenue, from $3.2 million for the quarter ended September 30, 1999, or 16% of total revenue. The increase in general and administrative expenses is principally due to increases in depreciation and amortization expense, accounting and legal fees, executive bonuses, and other administrative expenses to support our business and improve our infrastructure. Depreciation and amortization expense included in general and administrative expenses was $1.1 million and $0.9 million for the quarters ended September 30, 2000 and 1999, respectively.


                                   Form 10-Q

         Operating Income. Operating income increased $7.9 million to $7.7 million for the quarter ended September 30, 2000, or 23% of total revenue, from an operating loss of $221,000 for the quarter ended September 30, 1999. The increase in operating income is primarily due to an increase in software fees and services, as described above, and, to a lesser extent, improved efficiencies in our business.

     INCOME TAXES

         The provision for income taxes was $3.2 million for the quarter ended September 30, 2000 compared to $41,000 for the quarter ended September 30, 1999. The increase of $3.2 million from the quarter ended September 30, 1999 is a direct result of the Company's increased income for the quarter ended September 30, 2000. For the quarter ended September 30, 2000, the Company's effective income tax rate was 38.0%. The quarterly income tax rate reflects our estimated annual effective income tax rate and considers estimated taxable income, effective state and international income tax rates and anticipated tax credits. The provision for income taxes does not include the tax benefit from options exercised, which reduces the Company's tax liability. For the quarter ended September 30, 2000, the tax benefit from options exercised was $2.6 million, which was included in additional paid-in capital.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUE

         Total revenue increased 67% to $96.7 million for the nine months ended September 30, 2000 from $58.0 million for the nine months ended September 30, 1999. The increase in total revenue is primarily attributable to an increase in the number and size of user-based and site-specific software licenses to new and existing customers leading to increased services and hardware revenue.

         Software Fees. Software fees increased to $17.3 million for the nine months ended September 30, 2000 from $10.3 million for the nine months ended September 30, 1999, an increase of $7.0 million or 68%. The increase in revenue from software fees is primarily due to an increase in the sales of user and site-specific licenses of PkMS and other complementary products. In recent quarters, we have experienced an increase in the average sales price and sale size principally due to increased product functionality and market acceptance of PkMS and our other complementary products.

         Services. Services revenue increased to $58.0 million for the nine months ended September 30, 2000 from $38.3 million for the nine months ended September 30, 1999, an increase of $19.7 million or 52%. The increase in revenue from services is principally due to increases in the scope and number of PkMS implementations contracted for in the first nine months of 2000, the utilization of professional services personnel and renewals of customer support services agreements on a growing installed base.

         Hardware. Hardware revenue increased to $21.4 million for the nine months ended September 30, 2000 from $9.5 million for the nine months ended September 30, 1999, an increase of $11.9 million or 126%. Sales of hardware are largely dependent upon the number of PkMS licenses sold, the scope of such PkMS implementations and the technological sophistication and purchasing power of customers buying PkMS. The increase in the first nine months of fiscal year 2000 is attributable to more customers seeking a unified solution to purchase hardware from us as part of their PkMS implementations.


                                   Form 10-Q

     COST OF REVENUE

         Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; and the amortization of purchased software and capitalized research and development costs. Cost of software fees decreased to $1.0 million for the nine months ended September 30, 2000, or 6% of software fees, from $1.2 million for the nine months ended September 30, 1999, or 11% of software fees. The decrease in cost of software fees is principally due to the absence of $472,000 of purchased software and capitalized research and development costs relating to discontinued projects expensed during the nine months ended September 30, 1999.

         Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services revenue increased to $24.9 million for the nine months ended September 30, 2000, or 43% of services revenue, from $22.4 million for the nine months ended September 30, 1999, or 58% of services revenue. The dollar increase in cost of services revenue is directly related to an increase in the number of employees and contracted personnel dedicated to services activities. The decrease in cost of services revenue as a percentage of services revenue is principally due to increased efficiencies in the delivery of professional services, principally an increase in the utilization of services personnel.

         Cost of Hardware. Cost of hardware revenue increased to $17.4 million for the nine months ended September 30, 2000, or 81% of hardware revenue, from $7.2 million for the nine months ended September 30, 1999, or 76% of hardware revenue. The increase in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with relatively lower gross margins during the nine months ended September 30, 2000 as compared to hardware sales during the nine months ended September 30, 1999.

     OPERATING EXPENSES

         Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research development efforts. Excluding the effect of $909,000 of research and development costs capitalized in the nine months ended September 30, 1999, our research and development expenses increased by 15% to $10.3 million for the nine months ended September 30, 2000, or 11% of total revenue, from $9.0 million for the nine months ended September 30, 1999, or 15% of total revenue. We capitalized no research and development costs in the nine months ended September 30, 2000. The increase in research and development expenses is principally attributable to additional personnel dedicated to i) the continued development and enhancement of PkMS, including the N-Tier version of PkMS; ii) the development of Infolink, our business community integration product; and iii) the development of Manager's Workbench, our warehouse business intelligence product.

         Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 14% to $12.9 million for the nine months ended September 30, 2000, or 13% of total revenue, from $11.3 million for the nine months ended September 30, 1999, or 20% of total revenue. The increase in sales and marketing expenses is attributable to higher incentive compensation for sales and marketing personnel related to the increase in revenues and to expanded marketing program activities, including our User Conference held in May of 2000.


                                   Form 10-Q

         General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 20% to $11.4 million for the nine months ended September 30, 2000, or 12% of total revenue, from $9.5 million for the nine months ended September 30, 1999, or 16% of total revenue. The increase in general and administrative expenses is principally due to increases in depreciation and amortization expense, accounting and legal fees, executive bonuses, and other administrative expenses to support our business and improve our infrastructure. Depreciation and amortization expense included in general and administrative expenses was $3.5 million and $2.7 million for the nine months ended September 30, 2000 and 1999, respectively.

         Operating Income. Operating income increased $20.3 million to $18.7 million for the nine months ended September 30, 2000, or 19% of total revenue, from an operating loss of $1.6 million for the nine months ended September 30, 1999. The increase in operating income is primarily due to increased revenue from sales of software licenses, services and hardware combined with improved efficiencies in our business.

     INCOME TAXES

         The provision for income taxes was $7.8 million for the nine months ended September 30, 2000 compared to a benefit of $283,000 for the nine months ended September 30, 1999. The increase of $8.1 million from the nine months ended September 30, 1999 is a direct result of our increased income for the nine months ended September 30, 2000. For the nine months ended September 30, 2000, our effective income tax rate was 38.0%. The income tax rate reflects our estimated annual effective income tax rate and considers estimated taxable income, effective state and international income tax rates and anticipated tax credits. The provision for income taxes does not include the tax benefit from options exercised, which reduces the Company's tax liability. For the nine months ended September 30, 2000, the tax benefit from options exercised was $4.5 million, which was included in additional paid-in capital.

     LIQUIDITY AND CAPITAL RESOURCES

         Since the Company's initial public offering ("IPO") in April 1998, we have funded our operations primarily through cash generated from operations, the IPO proceeds and option exercises. As of September 30, 2000, we had approximately $76.1 million in cash, cash equivalents and short-term investments, as compared to approximately $39.9 million at December 31, 1999.

         Our operating activities provided cash of approximately $31.7 million for the nine months ended September 30, 2000 and $4.8 million for the nine months ended September 30, 1999. Cash from operating activities arose principally from increases in operating income, accounts payable, accrued liabilities and deferred revenue, partially reduced by an increase in accounts receivable.

         Our investing activities provided cash of approximately $273,000 for the nine months ended September 30, 2000. Cash from investing activities arose principally from the net sales of short-term investments, reduced by the purchase of capital equipment to support our business and infrastructure. Our investing activities used cash of approximately $19.4 million for the nine months ended September 30, 1999. Our uses of cash were primarily for purchases of short-term investments and capital equipment.

         Our financing activities provided cash of approximately $7.9 million and $584,000 for the nine months ended September 30, 2000 and 1999, respectively. The principal sources of cash provided by


                                   Form 10-Q
financing activities are the proceeds from the issuance of common stock pursuant to the exercise of stock options, partially reduced by payments under capital lease obligations.

         We believe that existing balances of cash, cash equivalents and short-term investments, less the $15.0 million paid in connection with the Intrepa acquisition, will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months.

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


                                   Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN EXCHANGE

         Total international revenue was approximately $10.7 million and $4.4 million for the nine months ended September 30, 2000 and 1999, respectively, which represents 11% and 8% of our total revenue for the nine months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000 and 1999, international revenue was approximately $4.1 million and $2.0 million, respectively, which represents 12% and 10% of our total revenue, respectively. International revenue includes all revenue associated with sales of licenses, services and hardware outside the United States.

         We conduct our direct European operations principally out of an office in the United Kingdom, consisting of approximately 55 employees. Total revenue for the European operations was approximately $5.5 million and $3.0 million for the nine months ended September 30, 2000 and 1999, respectively, which represents 6% and 5% of our total revenue for the nine months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000 and 1999, revenue from European operations was approximately $2.0 million and $1.2 million, respectively, which represents 6% of our total revenue in each three month period.

         Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We recognized a foreign exchange rate loss of approximately $170,000 during the nine months ended September 30, 2000, classified in "Other income, net" on our Condensed Consolidated Statements of Income. The effect of foreign exchange rate fluctuation was not material during the nine months ended September 30, 1999; therefore, no foreign exchange rate gain or loss was recognized during that period.

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

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at September 30, 2000 was approximately 6.3%. The fair value of securities held at September 30, 2000 was $28.3 million.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  The following exhibit is filed with this Report:

                  Exhibit 27.1      Financial Data Schedule (for SEC use only).

         (b)      Reports to be filed on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 2000.


                                   Form 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MANHATTAN ASSOCIATES, INC.


Date: November 14, 2000      /s/ Richard M. Haddrill
                             ---------------------------------------------------
                             Richard M. Haddrill
                             Chief Executive Officer, President and Director
                             (Principal Executive Officer)


Date: November 14, 2000      /s/ Thomas Williams
                             ---------------------------------------------------
                             Thomas Williams
                             Senior Vice President, Chief Financial Officer
                             and Treasurer
                             (Principal Financial and Accounting Officer)


                                   Form 10-Q
                                 Page 18 of 18