Form 10-K
period 2000-12-31
MANHATTAN ASSOCIATES INC
filed 2001-04-02
CIK 1056696

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                      OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER: 000-23999

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

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on March 30, 2001 as reported by the Nasdaq Stock Market, was approximately $170,035,766. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 30, 2001, the Registrant had outstanding 26,658,191 shares of Common Stock.
                      DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2001 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report may contain "forward-looking statements" relating to Manhattan Associates, Inc. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance, availability of technical personnel, changes in customer requirements and general economic conditions. Additional factors are set forth in "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

                                     PART I

ITEM 1.  BUSINESS

     We are a leading provider of technology-based solutions to improve supply chain effectiveness and efficiencies. Our solutions enhance distribution efficiencies through the integration of supply chain constituents, including manufacturers, distributors, retailers, suppliers, transportation providers and consumers. Our solutions focus on supply chain execution, which begins with the execution of an order and ends with the fulfillment of the order to the end customer. Our solutions consist of software, including products to enable the execution, fulfillment and delivery of customer orders, the optimization of distribution center operations and the collaboration between and among trading partners; services, including design, configuration, implementation, and training services, plus customer support services and software enhancement subscriptions; and hardware.

     Our software products allow organizations to manage the receiving, stock locating, stock picking, order verification, assembly, order packing and shipment of products in complex distribution centers and to provide better visibility between our customers and their trading partners. Our software products are designed to optimize the operation of a distribution center and to facilitate supply chain collaboration by:

     - reducing inventory levels and increasing inventory turnover;

     - improving inventory and order accuracy;

     - reducing response times;

     - complying with industry shipping standards;

     - improving communication with other participants in the supply chain;

     - enabling and facilitating distribution through multiple delivery channels;

     - increasing the productivity of labor, facilities and materials-handling equipment; and

     - lowering transportation costs.

     We currently provide our solutions to manufacturers, distributors, retailers and transportation providers primarily in the following markets: retail, apparel/footwear, consumer goods manufacturing, direct-to-consumer, third-party logistics, food and grocery, healthcare, and industrial/automotive parts distribution. As of December 31, 2000, our software was licensed for use by approximately 800 customers including Abbott Laboratories, Agrilink Foods, Calvin Klein, ClientLogic Corporation, Exel Logistics, Guess?, Jockey International, Mikasa, Newell Rubbermaid, Nordstrom, Patagonia, Playtex Apparel, SEIKO Corporation of America, Sainsbury's Supermarkets Ltd., Siemens Energy and Automations, Staples, The Sports Authority, Tibbett & Britten Group Plc, Tiffany & Co., Timberland, Warnaco, and Venator Group.

     We are a Georgia corporation formed in March 1998 to acquire all of the assets and liabilities of Manhattan Associates Software, LLC. References in this prospectus to the "Company," "Manhattan," "Manhattan Associates," "we," "our," and "us" refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries. Our principal executive offices are located at 2300 Windy Ridge Parkway, Suite 700, Atlanta, Georgia 30339, and our telephone number is 770-955-7070.

INDUSTRY BACKGROUND

     In recent years, many businesses have employed technologies to improve the flow of information among supply chain participants, which include manufacturers, suppliers, distributors, retailers and transportation providers. These technologies have helped businesses to reduce inventory levels, improve inventory turnover and, most importantly, to compete more successfully. Competitive influences have forced many manufacturers and distributors to ship larger volumes of small orders. Consequently, distribution centers have increased in size, complexity and cost. The efficient management of a distribution center now requires collecting and processing increasing amounts of key information. This information includes customer orders, inbound shipments of products, products available on-site, product storage locations, weights and sizes, customer- or store-specific shipping requirements, routing data, carrier requirements, and order status. Manufacturers, distributors, retailers, and transportation providers must continuously exchange this information with other participants in the supply chain in order to effectively integrate the operation of their distribution centers with the entire supply chain.

     Supply chain participants have historically utilized technology solutions to gain efficiencies that increase competitive advantage. Practices to improve inventory management, which is the process of managing the receipt, storage and shipment of inventory, have been at the forefront of these supply chain re-engineering efforts. Such practices enable retailers to advise manufacturers and distributors of their inventory replenishment needs more rapidly and allow manufacturers and distributors to restock retailers more efficiently. More recently, the advent of the Internet and the rapid growth of e-commerce have altered the relative value propositions of many supply chain participants. In this increasingly competitive environment, effective supply chain execution technology solutions have become critical to success in order to handle the very sophisticated distribution services required today, including:

     - more frequent store-specific inventory replenishments;

     - more customized packing of goods within each delivery to reduce in-store unpacking times;

     - more sophisticated packaging and labeling of goods to meet merchandising strategies;

     - compliance with unique, customer-specific and industry-specific shipping standards; and

     - the exchange of trading information electronically.

     The Internet and the rapid growth of e-commerce have increased the demands on participants in the supply chain. For example, many retailers, suppliers and manufacturers are selling their products through a broader range of distribution channels, including directly to consumers, either through the Internet or through catalog sales operations. These new multi-channel distribution models present significant challenges to traditional distribution centers that were primarily designed to replenish "bricks and mortar" establishments, such as retail stores and distributors, where orders are typically large and undifferentiated. Selling products in direct-to-consumer environments requires these participants to provide additional services, such as individual packaging, labeling and shipping of orders directly to the consumer, as well as other value-added services such as apparel monogramming.

     As a result of these additional demands, distribution centers have increased in size, complexity and cost. Distribution centers today can comprise one million square feet or more with thousands of stock keeping units, or "SKUs," multi-million dollar investments in automated materials-handling equipment, and software solutions that can manage and provide access to huge amounts of real-time data. The efficient management of a distribution center operation now requires collecting information regarding:

     - customer orders;

     - inbound shipments of products;

     - products available on-site;

     - product storage locations;

     - weights and sizes;

     - outbound shipping data including customer- or store-specific shipping requirements, routing data and carrier requirements;

     - electronic communication with other supply chain participants; and

     - personalization for direct-to-consumer shipping.

     Distribution center management systems must be able to analyze dynamically the information to determine the most efficient use of the distribution center's labor, materials handling equipment, packaging equipment and shipping and receiving areas. These systems must interface directly with Enterprise Resource Planning ("ERP") and other host systems to exchange business information. Their mission critical function within a distribution center requires that these systems operate with high reliability and efficiency, while supporting very high transaction volumes and multiple users. Manufacturers, distributors and retailers must exchange information in real time with other participants in the supply chain in order to effectively integrate the operation of their distribution centers with the entire supply chain. Additionally, front-office Internet business software applications require real-time access to data provided by these distribution center management systems to provide a dynamic view of a company's supply chain.

     Traditionally, distribution center management systems have been highly customized, difficult to upgrade and have required costly and lengthy implementations. Furthermore, these systems have not readily supported the increased volumes and complexities associated with recent advances in supply chain re-engineering initiatives. Specifically, they have failed to quickly incorporate changing industry- and customer-specific shipping standards. Most legacy distribution center management systems are unable to effectively manage operations in an increasingly multi-channel distribution environment. In addition, legacy distribution center management systems are unable to provide the real-time access to supply chain data to interact with Internet-based supply chain optimization, procurement and commerce applications.

THE MANHATTAN ASSOCIATES SOLUTION

     Our solution features a modular software system that employs leading database technology to address a full range of requirements of modern, complex distribution centers, including the receiving, stock locating, stock picking, order verification, order packing and shipment of products. Our software products, together with our professional services capabilities, enable our customers to optimize their supply chain effectiveness and efficiencies by:

     - reducing inventory levels and increasing inventory turnover;

     - improving inventory and order accuracy;

     - reducing response times;

     - complying with industry shipping standards;

     - improving communication with other participants in the supply chain;

     - enabling and facilitating distribution through multiple delivery channels;

     - increasing the productivity of labor, facilities and materials-handling equipment; and

     - lowering transportation costs.

     Our featured product is PkMS, which provides our customers with:

     - Comprehensive Functionality -- PkMS addresses a full range of requirements of modern, complex distribution centers with an existing product rather than custom-designed and developed applications. PkMS provides comprehensive functionality for specific vertical markets, incorporating industry-wide initiatives.

     - Ease of Implementation -- PkMS' modular design, along with our knowledge of specific vertical markets and expertise in planning and installation, allows our solutions to be implemented more rapidly than highly-customized distribution center management systems. Typical implementations can be completed within four to six months. Our PRISM methodology can result in full implementation within two months.

     - Timely Response to Industry Initiatives -- PkMS features a comprehensive program to provide our customers with timely software upgrades offering increased functionality and technological advances that address emerging supply chain and other industry initiatives.

     - Flexibility and Configurability -- PkMS is designed to be easily configured to meet a distribution center's specific requirements and reconfigured to meet changing customer and industry requirements. Because of its modular design, PkMS can be implemented in phases to meet specific customer demands.

     - Scaleability -- PkMS is designed to facilitate the management of evolving distribution center systems to accommodate increases in the number of system users, complexity and distribution volume.

     - Multi-Channel Distribution -- PkMS allows for distribution through multiple channels, including traditional means, the Internet and mail order, with its robust design and superior functionality over competitive offerings. Moves to additional channels can be done with speed and ease of implementation.

     To further optimize the complex operations within distribution centers and to bring about supply chain efficiencies through collaboration, we have recently developed our Optimize Suite of products and infolink. Our Optimize Suite includes SlotInfo, WorkInfo and SmartInfo. SlotInfo enables the optimal configuration of distribution facilities to maximize existing space, achieve greater throughput and reduce replenishment costs. WorkInfo is a comprehensive productivity tracking and labor-planning tool to help maximize the utilization and productivity of human resources within the distribution center. SmartInfo provides real-time monitoring of distribution center activities and determines trends based on historical data contained within PkMS. infolink is an Internet-based application that enables real-time collaboration between suppliers and their customers regarding customer order entry and order/inventory status. The value proposition of infolink resides in the ability to provide real-time information to customers to enable better purchasing and inventory allocation decisions to meet end-customer demands.

     With the purchase of Intrepa, L.L.C. in October 2000, we acquired Logistics PRO WMS and Logistics PRO TMS. Logistics PRO WMS is an integrated warehouse management system with a modular design, but less functionality than PkMS. It can be a lower priced alternative to PkMS and is targeted at certain vertical markets. Logistics PRO TMS is a stand-alone transportation management system exceeding the transportation functionality of PkMS. It enables load planning and optimization, shipment consolidation, vendor and carrier compliance and documentation for domestic as well as international shipping.

STRATEGY

     Our objective is to be the leading provider of technology-based solutions to improve supply chain effectiveness and efficiencies. We will continue to provide solutions to targeted vertical markets by offering advanced, highly functional, highly scaleable applications that allow customers to leverage their investment in distribution centers and meet frequently changing customer requirements. Our strategy to achieve this objective includes the following key elements:

     Develop and Enhance Software Solutions. We intend to continue to focus our product development resources on the development and enhancement of our software solutions. In addition to our featured product, PkMS, we offer complementary software products, as described herein, in order to provide additional functionality and value to our solutions. We plan to continue to provide enhancements to existing products and to introduce new products to address evolving industry standards and market needs. We identify further enhancements to our solutions and opportunities for new products through our customer support organization as well as ongoing customer consulting engagements and implementations, interactions with our user groups and participation in industry standards and research committees.

     Expand International Sales. We believe that our solutions offer significant benefits for customers in international markets. We have over 60 employees outside the United States, primarily in the United Kingdom and the Netherlands, focused on international sales and servicing our international clients. In addition to our sales in Europe, our product has recently been installed in Asia. We intend to continue to invest in our infrastructure and increase our sales and marketing efforts in Europe, Australia, Asia and the Pacific Rim, and Latin America. Our international strategy includes leveraging the strength of our relationships with current customers that also have overseas operations and the pursuit of strategic marketing partnerships with international systems integrators and third-party software application providers.

     Develop Indirect Sales Channel. We currently sell our products primarily through our direct sales personnel. In addition to expanding our direct sales organization, we plan to invest in the expansion and development of our indirect sales channels through reseller agreements, marketing agreements and agreements with third-party logistics providers.

     Expand Our Strategic Alliances. We have established strategic alliances with industry-leading consultants and software systems implementers, including IBM Global Services and Accenture, to supplement our direct sales force and professional services organization. These alliances help extend our market coverage and provide us with new business leads and access to trained implementation personnel. We have strategic alliances with complementary software vendors including Microsoft and Intentia.

     Promote Adoption of Our infolink Product. In September 2000, we released infolink, an Internet-based application that enables real-time communication and collaboration between suppliers and their customers. By using infolink, customers can automatically track their purchases through the distribution centers of their suppliers and immediately request or respond to modifications in their order. By allowing trading partners to make intelligent business decisions in real time, we believe infolink will improve the ability of suppliers to fulfill the purchasing demands of customers while decreasing the resources that both customers and suppliers currently spend manually tracking and managing orders. We believe that infolink will play a key role for customers by bringing greater visibility and collaboration within their respective trading communities, which will in turn improve merchandise flow and customer support.

     Acquire or Invest in Complementary Businesses. We intend to pursue strategic acquisitions of technologies, products and businesses that enable us to enhance and expand our software products and service offerings. Specifically, we intend to make acquisitions that will provide us with additional complementary products and expand our geographic presence and distribution channels.

PRODUCTS AND SERVICES

     Products. Our software products are designed to enable our customers to manage the operations of their distribution centers and improve collaboration between supply chain partners to achieve greater effectiveness and efficiency. Our software products operate across the iSeries (AS/400), Unix and Windows NT computing platforms. Our products operate on multiple hardware platforms utilizing various hardware systems and inter-operate with many third-party software applications and legacy systems. This interfacing and open system capability enables customers to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide interface toolkits for most ERP systems to enhance communication and reduce implementation costs between our core products and our clients' host systems. We currently offer interface toolkits to systems developed by Oracle, Essentus/Richter, Intentia, J.D. Edwards and Lawson.

     We categorize our software products according to their focus and value proposition within supply chain execution. We offer the Fulfill Suite, consisting of PkMS, Logistics PRO WMS and complementary products; the Deliver Suite, consisting of Logistics PRO TMS; the Optimize Suite, consisting of SlotInfo, WorkInfo and SmartInfo; and the Collaborate Suite, consisting of infolink and complementary products. The following table lists and provides descriptions of our products categorized by offering suite:

                                 FULFILL SUITE
                  PKMS -- ISERIES(AS/400), UNIX AND WINDOWS NT

MODULE                                                                        DESCRIPTION
------                                                                        -----------
INVENTORY MANAGEMENT SYSTEM ("IMS").......  Manages the receipt, put-away and movement of all inventory throughout the distribution center
  Receiving...............................  - Verifies the accuracy of incoming shipments against the advanced shipping notice
                                            - Designates incoming inventory for quality audit and immediate out-going shipment (cross-docking)
                                            - Manages receiving yard by scheduling time, dock location and priority of shipments
  Stock Locator...........................  - Enhances inventory movement efficiency by directing put-away, minimizing travel distances and optimizing storage capacity
                                            - Tracks movement of inventory by allowing real-time inquiries by location, SKU and other criteria
  Cycle Count.............................  - Enables more efficient inventory counts by permitting specific zones of a distribution center to be "frozen" without interrupting ongoing operations
                                            - Automatically generates cycle count tasks for specific SKUs, locations or other user-designated criteria
  Work Order Management...................  - Directs the assembly of finished goods within a distribution center to match customer demands
  Radio Frequency Functions for the IMS...  - Allows the real-time collection of inventory product information and location with remote, hand-held mobile devices for integration with the IMS
                                            - Communicates real-time task assignments to workers in remote locations of the distribution center
  Task Management System for the IMS......  - Coordinates the sequence of distribution center tasks to optimize labor efficiency

MODULE                                                                        DESCRIPTION
------                                                                        -----------
OUTBOUND DISTRIBUTION SYSTEM ("ODS")......  Manages the picking, packing and shipping of orders in efficient release waves
  Wave Management.........................  - Selects, prioritizes and groups outgoing orders in manageable increments based upon user-defined criteria
                                            - Routes picktickets based upon retailer requirements and pre-determines carton contents to minimize the number of outgoing cartons
                                            - Facilitates stock replenishment for active picking and packing locations
  Verification............................  - Provides automatic verification of orders and identifies order shortages and overages to maximize shipping accuracy at several different points within the order fulfillment process
  Radio Frequency Functions for the ODS...  - Allows the real-time collection of shipment information and location with remote, hand-held mobile devices
                                            - Communicates real-time task assignments to workers in remote locations of the distribution center
  Freight Management System...............  - Sorts orders by specific freight carriers, calculates shipping charges and controls load sequencing based upon truck routes
                                            - Generates all documentation required for shipping such as bills of lading and retailer compliant required manifests
  Parcel Shipping System..................  - Calculates all shipping charges for parcel shipments, generates tracking numbers and provides appropriate documentation for parcel carriers

                       ADDITIONAL FULFILL SUITE PRODUCTS

PRODUCT                                                                       DESCRIPTION
-------                                                                       -----------
Logistics PRO WMS.........................  - Integrates full warehouse and transportation management functions into one flexible system
  Platforms:                                - Streamlines procedures
     AS/400                                 - Facilitates management of inventory
     Windows NT                             - Eliminates process redundancy
  PkAllocate..............................  - Prioritizes and allocates orders based on current aggregate inventory levels for customers whose host system is unable to perform this function
  PkCost..................................  - Tracks effort and cost for activities in the distribution center
                                            - Provides critical billing information for third party logistics companies
  PkView..................................  - Provides online graphs and e-mail notification for PkMS on the iSeries
                                              (AS/400) and Unix platforms

                                 DELIVER SUITE
                               LOGISTICS PRO TMS

MODULE                                                                        DESCRIPTION
------                                                                        -----------
Outbound Planning.........................  - Determines the most efficient carrier
                                            - Generates the most effective shipping plan
                                            - Facilitates load planning and optimization
International Compliance..................  - Translates document headings into local languages to meet requirements of destination countries
Audits....................................  - Verifies each freight bill for accuracy to prevent duplicate payments and incorrect charges

                                 OPTIMIZE SUITE

PRODUCT                                                                       DESCRIPTION
-------                                                                       -----------
SmartInfo.................................  - Enables the optimization and analysis of a distribution center via the real-time monitoring of warehouse activities and determines trends based on historical data contained within PkMS
WorkInfo..................................  - Provides employee performance tracking information to warehouse managers, while supplying the warehouse employee estimated task durations prior to starting the task and their individual employee performance throughout the day
SlotInfo..................................  - Optimizes inventory physical location within a distribution center based on volume, seasonal demands, location of products and size
                                            - May be used with PkMS or as a stand-alone product

                               COLLABORATE SUITE

PRODUCT                                                                       DESCRIPTION
-------                                                                       -----------
infolink..................................  - An Internet-based application that enables real-time communication and collaboration between retailers and their suppliers
                                            - Provides immediate visibility into production status, shipment information and labels for streamlined receiving
                                            - Provides real-time status of product availability
                                            - May be integrated with PkMS, other warehouse management systems and ERP
                                              Systems

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

     Although our professional services are optional, substantially all of our customers use these services for the implementation and ongoing support of our software products. Professional services are typically billed on an hourly basis, except for support contracts and training, which are based on established fees. We will sometimes perform implementations for a fixed fee when the scope of the project is reasonably quantifiable. We believe that increased sales of our software products will drive higher demand for our consulting services. Accordingly, we plan to continue to increase the number of consultants to support anticipated growth in product implementations and software upgrades. We anticipate that our internal growth will be balanced with our success in achieving our strategy of alliances expansion.

     Our professional services group consists of business consultants, systems analysts and technical personnel devoted to assisting customers in all phases of systems implementation including planning and design, customer-specific configuring of modules, and on-site implementation or conversion from existing systems. Our consulting personnel undergo extensive training on distribution center operations and our products. We believe that this training, together with the ease of implementation of our products, enables us to productively use newly-hired consulting personnel. At times, we use third-party consultants, such as those from major systems integrators, to assist our customers in certain implementations.

     We have developed a proprietary, standardized implementation methodology, called PRISM, which leverages our products' architecture with the knowledge and expertise gained from completing more than 1,100 installations worldwide. The modular design of our products significantly reduces the complexities associated with integrating to existing ERP, e-business and complex material handling systems. As a result, we have been able to deploy a fully automated inbound and outbound system in less than two months.

     Customer Support Services and Software Enhancements. We offer a comprehensive program that provides our customers with timely software upgrades offering increased functionality and technological advances incorporating emerging supply chain and other industry initiatives. As of December 31, 2000, approximately 80% of our customers since our formation subscribe to our comprehensive support and enhancements program. We have the ability to remotely access the customer's system in order to perform diagnostics, on-line assistance and assist in software upgrades. We offer 24-hour support plus upgrades for 16%-20% of the software license fee.

     Training. We offer training in a structured environment for new and existing users. Training programs are provided on a per-person, per-class basis at fixed fees. We currently have six courses available to provide training on product use, configuration, implementation and system administration. We have also developed several computer-based training programs that can be purchased for a fixed fee for use at client sites.

     Hardware. In conjunction with the licensing of our software, we resell a variety of hardware products developed and manufactured by third parties in order to provide our customers with an integrated distribution center management solution. These products include computer hardware, radio frequency terminal networks, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.

SALES AND MARKETING

     We employ multiple discipline sales teams that consist of professionals with industry experience in sales and technical and sales support. To date, we have generated substantially all of our revenue through our direct sales force. We plan to continue to invest significantly to expand our sales, services and marketing organizations within the United States, Europe and other international locations and to pursue strategic marketing partnerships. We conduct comprehensive marketing programs that include advertising, public relations, trade shows, joint programs with vendors and consultants and ongoing customer communication programs. The sales cycle typically begins with the generation of a sales lead, through in-house telemarketing efforts or other means of referral, or the receipt of a request for proposal from a prospective customer. The sales lead or request for proposal is followed by the qualification of the lead or prospect, an assessment of the customer's requirements, a formal response to the request for proposal, presentations and product demonstrations, site visits to an existing customer using our distribution center management system and contract negotiation. The sales cycle can vary substantially from customer to customer, but typically requires three to six months.

     We currently sell our products primarily through our direct sales personnel. We plan to expand our direct sales organization. In addition to sales to new customers, we intend to continue to leverage our existing customer base to provide for system upgrades, sales of additional licenses of purchased products and sales of new or add-on products. We also plan to further develop and expand our indirect sales channels, including sales through reseller agreements, marketing agreements and agreements with third-party logistics providers. To extend our market coverage and provide us with new business leads and access to trained implementation personnel, we further intend to develop and expand our strategic alliances with systems integrators capable of performing implementations of our solutions. In the fourth quarter of 2000, we entered into an agreement with IBM Global Services in which we are the preferred provider of supply chain execution software for eight mid-market verticals of IBM. As business dictates, we will train approximately 20 to 25 IBM personnel on the implementation of our solutions.

CUSTOMERS

     To date, our customers have been manufacturers, distributors, retailers and transportation providers in a variety of industries. The following table sets forth a representative list of our customers and the industries as of December 31, 2000, that have purchased products and services from us.

Apparel/Footwear                  Food and Grocery                  Retail
  ASICS Tiger                     Abbott Foods                      American Eagle Outfitters
  Birkenstock                     Agrilink Foods, Inc.              Belk, Inc.
  Calvin Klein                    Alliant Atlantic Foodservice      Brown Group Retail
  Duck Head Apparel               Arrow Industries                  Casual Corner Group
  Hugo Boss                       Ben E. Keith Company              Cost Plus
  Jockey International            Burns Philp Food/Tones Brothers   Debenhams Retail
  Jones Apparel                   DeLuca Liquor                     Mars Music
  London Fog                      Reser's Fine Foods                Nordstrom
  Nike Team Sports                Southern Wine & Spirits           The Children's Place
  Oxford Industries               Sainsbury's Supermarkets Ltd.     The Limited
  Playtex Apparel                 Tanimura & Antle                  The Sports Authority
  Timberland                      Tree of Life, Inc.
  Tropical Sportswear                                               Industrial/Automotive Products
  Warnaco                         Direct-to-Consumer                AGFA/Bayer
                                  Cabelas                           Delta International Machinery
  Consumer Goods                  Coldwater Creek                   Liberty Hardware
    Manufacturing                 Columbia Sportswear               Loctite
  Advanced Marketing              Cornerstone Brands                Motors & Armatures, Inc.
    Services                      J. Jill Group                     Nissan
  Alliance Entertainment          Nordstrom.com                     O'Reilly Automotive
  Bulova                          Patagonia                         PPG Architectural Finishes
  Conair Group                    ValuVision                        Rain Bird Sales
  Fossil Watch                                                      Siemens Energy and
  Hunter Fan                      Third Party Logistics               Automation
  Mikasa                          ClientLogic Corporation           Straus Discount Tire
  Newell Rubbermaid               Exel Logistics                    Toyota Australia
  Remington Products              SubmitOrder.com
  SEIKO Corp. of America          Tibbett and Britten Ltd.          Healthcare
  Staples                                                           Abbott Laboratories, Inc.
  The Diamond Trading Company                                       Amerisource Health
  Tiffany & Co.                                                       Corporation
                                                                    Bristol-Myers Squibb
                                                                    DuPont Merck   Pharmaceuticals
                                                                    Stryker Endoscopy


     Our top five customers in aggregate accounted for 22%, 10% and 14% of total revenue for each of the years ended December 31, 2000, 1999, and 1998, respectively. No single customer accounted for 10% or more of our total revenue during any of the three years ended December 31, 2000.

PRODUCT DEVELOPMENT

     Our development efforts are focused on adding new functionality to existing products, enhancing the operability of our products across distributed and changing hardware platforms, operating systems and database systems, and developing new products. We believe that our future success depends in part upon our ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce new or enhanced products that incorporate new technological developments and emerging industry standards. To that end, our development efforts frequently focus on base system enhancements incorporating new user requirements and potential features identified through customer interaction and systems implementations. As a result, we are able to continue to offer our customers a packaged, highly configurable product with increasing functionality rather than a custom-developed software program. We have also developed interface toolkits for most major ERP systems to enhance communication and reduce implementation costs between our core products and our clients' host systems. We plan to principally conduct our development efforts internally in order to retain development knowledge and promote the continuity of programming standards; however, some projects may be outsourced.

     We will continue to spend a portion of our research and development efforts on the development and enhancement of our infolink product. infolink is an Internet-based application that enables real-time collaboration between suppliers and their customers regarding customer order entry and order/inventory status. Real-time communication will be facilitated via infolink through Internet-based XML technology. Microsoft Corporation, through its representation on the infolink advisory board, is collaborating with us to provide expertise in the XML document definition, which will be based on the BizTalk(TM) Framework. We released the first version of infolink, called Orderinfo, in September 2000. Orderinfo provides information allowing for real-time business decisions between retailers and their suppliers. Our development plans call for another version of infolink to be released in the second half of 2001, called Sourceinfo, which provides for similar types of communication between suppliers and their factories.

     We continue to devote a significant portion of our research and development efforts to the enhancement of the N-Tier version of PkMS. Our N-Tier version of PkMS incorporates a distributed client/server architecture to allow different software applications and systems and hardware platforms to operate together more efficiently. N-Tier currently operates with desktops running Windows 95/98/NT, standard radio frequency device clients and servers running both the Windows NT and the UNIX server operating environments. Much of our development efforts in the second half of 2000 included the re-architecture of the N-Tier version of PkMS to improve the product's responsiveness and overall efficiency. The re-architected version of N-Tier was released in the first quarter of 2001.

     We are also spending a portion of our research and development efforts on the development of Logistics PRO for Windows. We continue to develop new and enhanced functionality for PkMS. We also plan to integrate the functionality of Logistics PRO TMS into future releases of PkMS. The integration of Logistics PRO TMS into PkMS is anticipated to be completed in the second half of 2001. Additionally, we will continue to enhance the functionality of our featured product, PkMS, and our Optimize Suite, consisting of SlotInfo, WorkInfo and SmartInfo.

     Our research and development expenses for the years ended December 31, 2000, 1999 and 1998 were $16.1 million, $10.2 million, and $7.4 million, respectively. We intend to continue to invest heavily in product development.

COMPETITION

     Our products are targeted at the supply chain execution market, which is highly fragmented, intensely competitive, and characterized by rapid technological change. The principal competitive factors affecting the market for our products include:

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

     We believe that we compete favorably with respect to each of these factors. Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise as a whole. Our existing competitors include:

     - supply chain execution vendors, including Catalyst International, Inc., EXE Technologies, Inc., LIS, McHugh Software International, Inc., Optum, Inc. and Provia among others;

     - ERP or Supply Chain Management ("SCM") application vendors with products or modules of their product suite offering varying degrees of warehouse management functionality, such as ReTek, JD Edwards or SAP;

     - the corporate information technology departments of current or potential customers capable of internally developing solutions; and

     - smaller independent companies that have developed or are attempting to develop distribution center management software that competes with our software solution.

     We may face competition in the future from ERP and SCM applications vendors and business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of distribution center management software. To the extent such ERP and SCM vendors develop or acquire systems with functionality comparable or superior to our products, their significant installed customer bases, long-standing customer relationships and ability to offer a broad solution could provide a significant competitive advantage over our products. In addition, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

     Many of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we do. In order to be successful in the future, we must continue to respond promptly and effectively to technological change and competitors' innovations. We cannot assure you that our current or potential competitors will not develop products comparable or superior in terms of price and performance features to those developed by us. In addition, we cannot assure you that we will not be required to make substantial additional investments in connection with our research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future. Increased competition may result in reductions in market share, pressure for price reductions and related reductions in gross margins, any of which could materially and adversely affect our ability to achieve our financial and business goals. We cannot give assurance that in the future we will be able to successfully compete against current and future competitors.

INTERNATIONAL OPERATIONS

     For the years ended December 31, 2000 and 1999, we had international revenues of approximately $10.7 million, or 8% of total revenues, and $5.6 million, or 7% of total revenues, respectively. International revenues include all revenues derived from sales to customers outside the United States. We now have over 60 employees outside the United States, most of whom are located in the United Kingdom and the Netherlands. We recently installed our product in Asia and also began distributing our solutions in Australia. We expect to begin offering our products in Latin America and the Pacific Rim.

     During 1998, we commenced operations in Europe. Total revenues for Europe were approximately $10.3 million, $3.8 million and $130,000 for the years ended December 31, 2000, 1999 and 1998, respectively, which represents approximately 8%, 5% and less than 1%, respectively, of our total revenues.

PROPRIETARY RIGHTS

     We rely on a combination of copyright, trade secret, trademark, service mark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We have a registered trademark in "PkMS" and "Logistics PRO". We have trademarks in SlotInfo, SmartInfo, WorkInfo, infolink and the Manhattan logo. We have no registered copyrights. We generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to, and distribution of, our proprietary information. We license PkMS to our customers in source code format and restrict the customer's use for internal purposes without the right to sublicense the PkMS, SlotInfo, SmartInfo, WorkInfo, infolink or Logistics PRO products. However, we believe that this provides us only limited protection. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot assure you that we will successfully deter misappropriation or independent third-party development of our technology or prevent an unauthorized third party from copying or obtaining and using our products or technology. In addition, policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exist, software piracy could become a problem.

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

EMPLOYEES

     As of December 31, 2000, we had 802 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. As of December 31, 2000, certain of our employees were employed pursuant to the H-1(B), non-immigrant work-permitted visa classification.

EXECUTIVE OFFICERS AND DIRECTORS

     Our executive officers and directors and certain information about them are as follows:

NAME                            AGE                              POSITION
----                            ---                              --------
Alan J. Dabbiere..............  39    Chairman of the Board of Directors(1)
Richard M. Haddrill...........  47    President, Chief Executive Officer and Director
Neil Thall....................  54    Executive Vice President -- Professional Services
Deepak Raghavan...............  34    Senior Vice President, Product Strategy and Director(1)
Jeffry W. Baum................  38    Senior Vice President -- International Operations
Thomas W. Williams, Jr. ......  44    Senior Vice President, Chief Financial Officer and Treasurer
Jeffrey S. Mitchell...........  33    Senior Vice President -- North American Sales
Brian J. Cassidy..............  55    Director
John J. Huntz, Jr.............  50    Director(2)(3)
Thomas E. Noonan..............  40    Director(2)(3)
John R. Hardesty..............  61    Director(2)(3)

---------------

(1) Member of the Executive Committee.
(2) Member of the Compensation Committee.
(3) Member of the Audit Committee.

     The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. The Board is currently comprised of two Class I directors (Messrs. Dabbiere and Cassidy), two Class II directors (Messrs. Raghavan and Haddrill) and three Class III directors (Messrs. Huntz, Noonan and Hardesty). At each annual meeting of shareholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the Class I directors, Class II directors and Class III directors will expire upon the election and qualification of successor directors at the 2002, 2003 and 2001 annual meetings of shareholders, respectively.

     Alan J. Dabbiere, a founder of Manhattan, has served as Chairman of the Board since February 1998 and served as Chief Executive Officer and President of Manhattan from October 1990 until October 1999. From 1986 until 1990, Mr. Dabbiere was employed by Kurt Salmon Associates, a management consulting firm specializing in consumer products manufacturing and retailing, where he specialized in consulting for the retail and consumer products manufacturing industries. At Kurt Salmon Associates, Mr. Dabbiere participated in Quick Response pilot projects focused on the value of an integrated supply-chain initiative. Mr. Dabbiere serves on the American Apparel Manufacturer Association's Management Systems Committee.

     Richard M. Haddrill has served as President and Chief Executive Officer of Manhattan since October 1999 and has served on the Board of Directors since October 1999. Prior to joining Manhattan, Mr. Haddrill served as a consultant and board member for Anchor Gaming from June 1999 through October 1999 and as President, CEO and a board member for Powerhouse Technologies, a successful technology, services and gaming company. He served Powerhouse as its Executive Vice President from December 1994 through September 1996 and served as President and Chief Executive Officer from September 1996 through June 1999. From 1992 until 1994, Mr. Haddrill was President of computer software company Knowledgeware's international subsidiaries. During his employment at Ernst & Young, from 1975 until 1991, Mr. Haddrill held various positions within the company, including Managing Partner and Partner.

     Neil Thall has served as Executive Vice President -- Professional Services of Manhattan since January 2000. From August 1998 to January 2000, Mr. Thall served as Senior Vice President -- Supply Chain Strategy, and from January 1998 to August 1998, he served as Vice President -- Supply Chain Strategy of Manhattan. From February 1997 through January 1998, Mr. Thall served as the Principal of Neil Thall Consulting. From January 1992 to July 1997, Mr. Thall served as President of Neil Thall Associates, a software development and management consulting subsidiary of HNC Software that specialized in inventory management, Quick Response and vendor managed inventory initiatives. Prior to 1992, Mr. Thall was employed by Kurt Salmon Associates as National Service Director -- Retail Consulting, where he specialized in the development and implementation of information systems for major department stores and specialty and mass merchant chains.

     Deepak Raghavan, a founder of Manhattan, has served as Senior Vice President of Manhattan since August 1998 and as a Director since February 1998. He served as our Chief Technology Officer from 1990 until 2001. He currently services as Senior Vice President, Product Strategy. From 1987 until 1990, Mr. Raghavan was a Senior Software Engineer for Infosys Technologies Limited, a software development company, where he specialized in the design and implementation of information systems for the apparel manufacturing industry.

     Jeffry W. Baum has served as Senior Vice President -- International Operations of Manhattan since January 2000. From January 1998 to January 2000, Mr. Baum served as Vice President, International Business Development. From January 1997 until February 1998, Mr. Baum served as Vice President, Sales and Marketing of Haushahn Systems & Engineers, a warehouse management systems and material handling automation provider. From March 1992 until December 1996, Mr. Baum served as Senior Account Manager at Haushahn. Prior to that, Mr. Baum served in a variety of business development, account management and marketing positions with Logisticon and Hewlett-Packard.

     Thomas W. Williams, Jr. has served as Senior Vice President of Manhattan since January 2001 and Chief Financial Officer and Treasurer of Manhattan since February 2000. Mr. Williams served as a Vice President of Manhattan from February 2000 through January 2001. From February 1996 to February 2000, Mr. Williams served as Group Vice President, Finance and Administration for Sterling Commerce, a worldwide leader in providing e-business solutions for the Global 5000 companies. From December 1994 to January 1996, Mr. Williams served as Division Vice President, Finance and Administration for Sterling Software, one of the 20 largest independent software companies in the world. From June 1989 to November 1994, Mr. Williams held various senior management finance and accounting positions with Knowledgeware. Mr. Williams joined Knowledgeware from Ernst & Young.

     Jeffrey S. Mitchell has served as Senior Vice President, North American Sales of Manhattan since February 2001. Prior to that, Mr. Mitchell served in various sales management roles at Manhattan since April 1997, including Vice President, North American Sales from May 1999 through February 2001. From April 1995 until April 1997, Mr. Mitchell was a sales representative for Intrepa (formerly The Summit Group), a provider of warehouse and transportation management packages. From May 1991 until April 1995, Mr. Mitchell served in various aspects of account management in the employer services division of ADP providing outsource payroll and human resources solutions.

     Brian J. Cassidy has served as a Director of Manhattan since April 1998. Mr. Cassidy has served as the Vice-Chairman and Co-Founder of Webforia, formally known as LiveContent, a developer and supplier of computer software applications, since April 1996. Prior to joining Webforia, Mr. Cassidy served as Vice President of Business Development of Saros Corporation, a developer of document management software, from January 1993 to March 1996. Prior to joining Saros Corporation, Mr. Cassidy was employed by Oracle Corporation, as Joint Management Director of European Operations and a member of the Executive Management Board from 1983 to 1988 and as Worldwide Vice President of Business Development from 1988 to 1990.

     John J. Huntz, Jr. has served as a Director of Manhattan since January 1999. Mr. Huntz serves as Managing Director of Fuqua Ventures, LLC, a private equity investment firm. Mr. Huntz served as Executive Vice President and Chief Operating Officer of Fuqua Enterprises, a company that manufactures health-care products, from August 1995 to March 1998 and as its Senior Vice President since March 1994. From September 1989 to January 1994, Mr. Huntz served as the Managing Partner of Noble Ventures International, a private international investment company. From 1984 to 1989, Mr. Huntz held the position of Director of Capital Resources for Arthur Young & Company and from 1979 to 1984, Mr. Huntz was with Harrison Capital, a venture capital investment subsidiary of Texaco. Mr. Huntz founded and serves as President of the Atlanta Venture Forum, a risk capital network and is a member of the National Association of Small Business Investment Companies and the Southern Regional Association of Small Business Investment Companies. Mr. Huntz serves as a director and chairman of the compensation committee of GMP Companies, a developer of medical technologies.

     Thomas E. Noonan has served as a Director of Manhattan since January 1999. Mr. Noonan has served as the President and as a Director of ISS Group, a provider of network security monitoring, detection and response software, since August 1995, and as its Chief Executive Officer and Chairman of the Board of Directors since November 1996. Prior to joining ISS Group, Mr. Noonan served as Vice President, Sales and Business Development with TSI International, an electronic commerce company, from October 1994 until August 1995. From November 1989 until October 1994, Mr. Noonan held high-level sales and marketing position at Dun & Bradstreet Software, a developer of enterprise business software.

     John R. Hardesty has served as a Director of Manhattan since July 2000. Mr. Hardesty has been self-employed as an investor since March 1995. From 1988 until 1995, Mr. Hardesty was the owner and chairman of Dixson, a manufacturer of electronic instruments for the heavy-duty truck market and process control market. Mr. Hardesty also serves as a director of La Teko Resources Ltd., a gold exploration company.

ITEM 2.  PROPERTIES

     Our principal administrative, sales, marketing, support and research and development facility is located in approximately 112,600 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through December 31, 2002. At this time, our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.

ITEM 3.  LEGAL PROCEEDINGS

     Many of our installations involve products that are critical to the operations of our clients' businesses. Any failure in our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in our contracts will be enforceable in all instances. We are not currently a party to any material legal proceeding that would require disclosure under this Item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock commenced trading on the Nasdaq National Market on April 23, 1998 and is traded under the symbol "MANH". The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq National Market:

FISCAL PERIOD                                                 HIGH PRICE   LOW PRICE
-------------                                                 ----------   ---------
1998
  Second Quarter (from April 23, 1998)......................    $24.56      $17.88
  Third Quarter.............................................     27.00       10.00
  Fourth Quarter............................................     27.25        8.00

FISCAL PERIOD                                                 HIGH PRICE   LOW PRICE
-------------                                                 ----------   ---------
1999
  First Quarter.............................................    $26.25      $ 7.66
  Second Quarter............................................     15.38        7.56
  Third Quarter.............................................     10.56        5.50
  Fourth Quarter............................................      9.44        3.53

2000
  First Quarter.............................................    $34.25      $ 7.38
  Second Quarter............................................     31.75       18.69
  Third Quarter.............................................     61.25       24.50
  Fourth Quarter............................................     71.31       32.63

     The closing sale price of our common stock as reported by the Nasdaq National Market on March 30, 2001 was $15.56. The number of shareholders of our common stock as of March 30, 2001 was approximately 60.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     You should read the following selected consolidated financial data in conjunction with our Financial Statements and related Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 1998, 1999 and 2000, and the balance sheet data as of December 31, 1999 and 2000, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the year ended December 31, 1996 and 1997, and the balance sheet data as of December 31, 1996, 1997 and 1998, are derived from the audited financial statements not included herein. Historical and pro forma results are not necessarily indicative of results to be expected in the future.

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   1996      1997      1998      1999       2000
                                                  -------   -------   -------   -------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Revenue:
     Software fees..............................  $ 3,354   $ 7,160   $13,816   $14,578   $ 26,190
     Services...................................    6,236    14,411    32,358    52,889     81,085
     Hardware...................................    4,810    10,886    15,891    13,825     25,821
                                                  -------   -------   -------   -------   --------
          Total revenue.........................   14,400    32,457    62,065    81,292    133,096
  Cost of revenue:
     Software fees..............................      177       461       920     1,471      1,489
     Services...................................    2,026     6,147    15,286    30,643     34,299
     Hardware...................................    3,734     8,001    11,791    10,526     20,822
                                                  -------   -------   -------   -------   --------
          Total cost of revenue.................    5,937    14,609    27,997    42,640     56,610
                                                  -------   -------   -------   -------   --------
  Gross margin..................................    8,463    17,848    34,068    38,652     76,486

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   1996      1997      1998      1999       2000
                                                  -------   -------   -------   -------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Operating expenses:
     Research and development...................    1,236     3,025     7,429    10,201     16,106
     Sales and marketing........................    1,900     3,570     9,045    14,344     18,051
     General and administrative.................    1,321     2,842     6,577    12,849     15,123
     In-process research and development and
       acquisition-related charges..............       --        --     1,602        --      3,001
     Amortization of goodwill...................      133       133       154       821        915
                                                  -------   -------   -------   -------   --------
          Total operating expenses..............    4,590     9,570    24,807    38,215     53,196
                                                  -------   -------   -------   -------   --------
  Income from operations........................    3,873     8,278     9,261       437     23,290
  Other income, net.............................      103        56     1,070     1,218      2,718
                                                  -------   -------   -------   -------   --------
  Income before income taxes....................    3,976     8,334    10,331     1,655     26,008
  Income tax expense (benefit):
     Tax provision as a "C" corporation.........       --        --     3,329       554      9,740
     Deferred tax adjustment....................       --        --      (316)       --         --
                                                  -------   -------   -------   -------   --------
  Net income....................................  $ 3,976   $ 8,334   $ 7,318   $ 1,101   $ 16,268
                                                  =======   =======   =======   =======   ========
  Diluted net income per share..................  $  0.20   $  0.40   $  0.29   $  0.04   $   0.53
                                                  =======   =======   =======   =======   ========
  Shares used in computing diluted net income
     per share..................................   20,308    20,761    25,651    26,553     30,453
                                                  =======   =======   =======   =======   ========
Income before pro forma income taxes............  $ 3,976   $ 8,334   $10,331
Pro forma income taxes(1).......................    1,486     3,023     4,244
                                                  -------   -------   -------
Pro forma net income(1).........................  $ 2,490   $ 5,311   $ 6,087
                                                  =======   =======   =======
Pro forma diluted net income per share(2).......                      $  0.24
                                                                      =======
Shares used in computing pro forma diluted net
  income per share(2)...........................                       25,686
                                                                      =======

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    1996     1997      1998      1999       2000
                                                   ------   -------   -------   -------   --------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
     investments.................................  $3,199   $ 3,194   $32,763   $39,915   $ 67,667
  Working capital................................   4,116     6,268    44,561    46,948     70,192
  Total assets...................................   7,276    15,006    67,775    80,923    152,375
  Total shareholders' equity.....................   4,882     8,454    55,635    58,606    110,001

---------------

(1) In connection with the conversion from limited liability company status on April 23, 1998, we became subject to federal and state corporate income taxes. Pro forma net income is presented as if we had been subject to corporate income taxes for all periods presented.
(2) See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     We are a leading provider of technology-based solutions to improve supply chain effectiveness and efficiencies. Our solutions enhance distribution efficiencies through the integration of supply chain constituents, including manufacturers, distributors, retailers, suppliers, transportation providers and end consumers. Our solutions are designed to optimize the receipt, storage, assembly and distribution of inventory and the management of equipment and personnel within a distribution center, and to enhance communications between the distribution center and its trading partners. Our solutions consist of software, including products to enable the execution, fulfillment and delivery of customer orders, the optimization of distribution center operations and the collaboration between and among trading partners; services, including design, configuration, implementation, and training services, plus customer support and software enhancement subscriptions; and hardware. We currently provide solutions to manufacturers, distributors, retailers and transportation providers primarily in the following markets: retail, apparel/footwear, consumer goods manufacturing, direct-to-consumer, third-party logistics, food and grocery, healthcare, and industrial/automotive parts distribution.

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

     On October 24, 2000, we acquired substantially all of the assets of Intrepa, L.L.C. ("Intrepa") for a purchase price of approximately $31.0 million. The purchase price consists of a cash payment of $13.0 million, the issuance of approximately $10.0 million of our $.01 par value per share common stock (approximately 174,000 shares), and the issuance by us of a promissory note for $7.0 million. We also incurred approximately $0.9 million of transaction costs related to the acquisition. The purchase price includes the assumption of substantially all of the liabilities of Intrepa, including immediate payment by us of the remaining $2.0 million of principal and up to $15,000 of interest on a promissory note previously issued by Intrepa. The acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price has been allocated to net liabilities assumed of $2.6 million, acquired research and development of $2.4 million, acquired developed technology of $7.5 million, and other intangible assets of $23.3 million. Acquired developed technology is being amortized over an estimated five-year useful life and other intangible assets are being amortized over a seven-year useful life. In connection with this acquisition, we realigned our resources, which resulted in severance-related expenses of $576,000 during the quarter ended December 31, 2000.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain items reflected in our consolidated statements of income:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
STATEMENT OF INCOME DATA:
  Revenue:
     Software fees..........................................   22.3%    17.9%    19.7%
     Services...............................................   52.1     65.1     60.9
     Hardware...............................................   25.6     17.0     19.4
                                                              -----    -----    -----
          Total revenue.....................................  100.0    100.0    100.0
                                                              -----    -----    -----
  Cost of revenue:
     Software fees..........................................    1.5      1.8      1.1
     Services...............................................   24.6     37.7     25.8
     Hardware...............................................   19.0     12.9     15.6
                                                              -----    -----    -----
          Total cost of revenue.............................   45.1     52.4     42.5
                                                              -----    -----    -----
  Gross margin..............................................   54.9     47.6     57.5
  Operating expenses:
     Research and development...............................   12.0     12.6     12.1
     Sales and marketing....................................   14.6     17.6     13.6
     General and administrative.............................   10.6     15.8     11.3
     In-process research and development and
      acquisition-related charges...........................    2.6       --      2.3
     Amortization of goodwill...............................    0.2      1.0      0.7
                                                              -----    -----    -----
          Total operating expenses..........................   40.0     47.0     40.0
                                                              -----    -----    -----
Income from operations......................................   14.9      0.6     17.5
Other income, net...........................................    1.7      1.5      2.0
                                                              -----    -----    -----
Income before income taxes..................................   16.6      2.1     19.5
Income tax expense (benefit):
  Tax provision as a "C" corporation........................    5.3      0.7      7.3
  Deferred tax adjustment...................................   (0.5)      --       --
                                                              -----    -----    -----
Net income..................................................   11.8%     1.4%    12.2%
                                                              =====    =====    =====
Income before pro forma income taxes........................   16.6
     Pro forma income taxes.................................    6.8
                                                              -----
Pro forma net income........................................    9.8%
                                                              =====

YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

REVENUE

     Our revenue consists of fees from the licensing of software; performance of professional services; sales of customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment. Total revenue increased 31.0% from $62.1 million in 1998 to $81.3 million in 1999. Total revenue increased 63.7% from $81.3 million in 1999 to $133.1 million in 2000. The increases in total revenue were primarily attributable to increases in sales of software licenses and services to new and existing customers.

     Software Fees. Revenue from sales of software increased from $13.8 million in 1998 to $14.6 million in 1999, an increase of $.8 million or 6.0%. Revenue from sales of software increased from $14.6 million in 1999 to $26.2 million in 2000, an increase of $11.6 million or 79.7%. The increases in software fees were principally due to increases in the number of PkMS licenses sold. Additionally, sales of new, internally-developed products, including WorkInfo and SmartInfo, and acquired products, including SlotInfo and Logistics PRO WMS, contributed to the increase in software sales in 2000, particularly in the fourth quarter of 2000. During 1999 and 2000, we experienced an increase in the average size and sales price of PkMS due to increased product functionality through our ongoing product development efforts and growing market acceptance of PkMS.

     Services. Services revenue increased from $32.4 million in 1998 to $52.9 million in 1999, an increase of $20.5 million or 63.4%. Services revenue increased from $52.9 million in 1999 to $81.1 million in 2000, an increase of $28.2 million or 53.3%. The increases in services revenue were principally due to (i) increases in the amount of professional services purchased by customers as part of purchases of PkMS and in conjunction with upgrades by existing customers to more current versions of PkMS; and (ii) the renewal by customers of customer support services and software enhancement subscriptions on a growing installed base.

     Hardware. Hardware revenue decreased from $15.9 million in 1998 to $13.8 million in 1999, a decrease of $2.1 million or 13.0%. Hardware revenue increased from $13.8 million in 1999 to $25.8 million in 2000, an increase of $12.0 million or 86.8%. Sales of hardware are largely dependent upon the number of PkMS licenses sold, the scope of such implementations and the technological sophistication and purchasing power of customers. Hardware revenue decreased in 1999 from 1998 due to a decline in the number of PkMS licenses sold and an increase in such sales to customers with technological sophistication and purchasing power. The increase in 2000 is attributable to PkMS implementations of larger scope, prompting customers seeking a unified solution to purchase more hardware from us.

COST OF REVENUE

     Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; and the amortization of purchased software and capitalized research and development costs. Cost of software fees increased from $920,000 in 1998, or 6.7% of software fees, to $1.5 million in 1999, or 10.1% of software fees. Cost of software fees remained at $1.5 million in 2000, and decreased to 5.7% of software fees. The increase in cost of software fees as a percentage of software fees in 1999 was primarily due to approximately $472,000 of purchased software and capitalized research and development costs expensed in conjunction with discontinued products. Cost of software fees decreased as a percentage of software fees in 2000 due to the 79.7% increase in sales of software over 1999 without a corresponding increase in cost of software fees. The decrease in amortization expense from products discontinued in 1999 was partially offset by $250,000 of amortization expense recorded in the fourth quarter of 2000 associated with acquired software from Intrepa.

     Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to the implementation of and consulting on our software, software support services and training and educational services. Cost of services revenue increased from $15.3 million in 1998, or 47.2% of services revenue, to $30.6 million in 1999, or 57.9% of services revenue. Cost of services revenue increased to $34.3 million in 2000, or 42.3% of services revenue. The increases in cost of services revenue were directly related to increases in the number of employees and contracted personnel dedicated to services activities. The increase in cost of services as a percentage of services revenue in 1999 was principally due to over-staffing as a result of a 35% increase in services personnel combined with a lower level of software license sales and service revenues than anticipated. The decrease in cost of services revenue as a percentage of services revenue in 2000 is due to increased efficiencies in the delivery of professional services, principally an increase in the utilization of services personnel and planned efficiency initiatives associated with implementations of our software.

     Cost of Hardware. Cost of hardware revenue decreased from $11.8 million in 1998, or 74.2% of hardware revenue, to $10.5 million in 1999, or 76.1% of hardware revenue. Cost of hardware revenue increased to $20.8 million in 2000, or 80.6% of hardware revenue. The increases in the cost of hardware as a percentage of hardware revenue are principally due to increases in the percentage of hardware products sold with relatively lower gross margins.

OPERATING EXPENSES

     Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs of personnel involved in our product development efforts. Our research and development expenses increased by 37.3% from $7.4 million in 1998, or 12.0% of total revenue, to $10.2 million in 1999, or 12.6% of total revenue. Our research and development expenses increased by 57.9% from $10.2 million in 1999, or 12.6% of total revenue, to $16.1 million in 2000, or 12.1% of total revenue. The increases in research and development expenses were principally due to the addition of development personnel devoted to the enhancement of existing products and new product development. The increase in 1999 over 1998 reflects the costs and expenses of additional personnel devoted to the enhancement of the AS400 and UNIX versions of PkMS and the development of the N-Tier version of PkMS and SlotInfo. The increase in 2000 over 1999 reflects the costs and expenses of personnel devoted to the enhancement of all versions of PkMS and SlotInfo, as well as additional personnel devoted to the development of WorkInfo, SmartInfo and infolink. Research and development expenses for 2000 also reflect approximately two months of personnel related costs and expenses associated with products acquired from Intrepa, including Logistics PRO WMS and Logistics PRO TMS. We capitalized $909,000 of research and development costs in 1999, of which approximately $300,000 of such capitalized costs were subsequently expensed during 1999 in conjunction with discontinued projects and classified as cost of software fees. No research and development costs were capitalized in 2000.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 58.6% from $9.0 million in 1998, or 14.6% of total revenue, to $14.3 million in 1999, or 17.6% of total revenue. Sales and marketing expenses increased by 25.8% from $14.3 million in 1999, or 17.6% of total revenue, to $18.1 million in 2000, or 13.6% of total revenue. The increases in sales and marketing expenses were principally attributable to (i) increases in the number of sales and marketing personnel in both domestic and international operations; (ii) increased incentive compensation for sales and marketing personnel arising from increases in software fees and overall revenue performance; and (iii) continued expansion of our marketing programs and related activities.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as facilities, depreciation of tangible assets, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased from $6.6 million in 1998, or 10.6% of total revenue, to $12.8 million in 1999, or 15.8% of total revenue. General and administrative expenses increased from $12.8 million in 1999, or 15.8% of total revenue, to $15.1 million in 2000, or 11.4% of total revenue. The increase in general and administrative expenses in 1999 was principally attributable to increased personnel, expenses associated with the recruitment of new members of our executive management team, expenses associated with the abandonment of excess leased facilities, increased depreciation expense from capital purchases to support our infrastructure and other administrative costs related to our growth. The increase in general and administrative expenses in 2000 was principally attributable to increased depreciation expense from capital purchases to support our growth and infrastructure and increased executive management bonuses tied to our record financial performance. Depreciation expense included in general and administrative expenses was $1.3 million, $3.2 million and $4.3 million during 1998, 1999 and 2000, respectively.

     In-Process Research and Development and Acquisition-Related Charges. In February 1998, we purchased all of the outstanding stock of PAC for approximately $2.2 million in cash and 106,666 shares of our common stock valued at $10.00 per share. The acquisition has been accounted for as a purchase. In connection with this acquisition, approximately $1.6 million of the purchase price was allocated to acquired research and development and expensed during the first quarter of 1998.

     On October 24, 2000, we purchased substantially all of the assets of Intrepa, L.L.C. for approximately $31.0 million. The purchase price consists of a cash payment of $13.0 million, the issuance of approximately $10.2 million of our $.01 par value per share common stock (approximately 174,000 shares), and the issuance by us of a promissory note for $7.0 million. We also incurred approximately $0.9 million of transaction costs related to the acquisition. In connection with this acquisition, approximately $2.4 million of the purchase price was allocated to in-process research and development and expensed during the fourth quarter of 2000. In connection with this acquisition, we realigned our resources to reap expense synergies and eliminate redundant positions. Such realignment resulted in severance related payments of $576,000, which were also expensed in the fourth quarter of 2000.

     Amortization of Goodwill. We have recorded goodwill as part of the purchase accounting associated with three acquisitions: (i) the acquisition of PAC in February 1998; (ii) the acquisition of certain assets of KSA in October 1998; and (iii) the acquisition of Intrepa in October 2000. Amortization of goodwill increased from $154,000 in 1998, or 0.2% of total revenue, to $821,000 in 1999, or 1.0% of total revenue, to $915,000 in 2000, or 0.7% of total revenue, as a direct result of these acquisitions. The increase in 1999 reflects a charge of $194,000 associated with an impairment review of the assets acquired from KSA. The increase in 2000 reflects goodwill amortization expense of $540,000 associated with the acquisition of Intrepa.

     Operating Income. Operating income decreased from $9.3 million in 1998, or 14.9% of total revenue, to $437,000 in 1999, or 0.6% of total revenue. Operating income increased from $437,000 in 1999, or 0.6% of total revenue, to $23.3 million in 2000, or 17.5% of total revenue. The decrease in operating income in 1999 was primarily due to increased payroll and related costs across all areas of our business. Additionally, operating income for 1999 was affected by amounts expensed for the recruitment of new members of our executive management team, impaired intangible assets, the abandonment of excess leased facilities, as described above, and severance-related costs to terminate approximately 10% of our workforce as part of a plan to realign our resources with anticipated revenue growth. The increase in operating income in 2000 represents a combination of significant revenue growth, totaling 63.7% over 1999, and improved efficiencies across all areas of our business. Operating income for 2000 reflects non-recurring charges totaling $3.0 million associated with the acquisition of Intrepa and non-cash expenses associated with acquisitions totaling $1.2 million, all as discussed above. Excluding one-time non-recurring charges and the acquisition amortization expense, operating income for 2000 would be $27.5 million or 20.6% of total revenues.

OTHER INCOME, NET

     Other income, net, principally includes interest earnings on short-term investments. Other income, net, increased from $1.0 million in 1998, or 1.7% of total revenue, to $1.2 million in 1999, or 1.5% of total revenue, to $2.7 million in 2000, or 2.0% of total revenue. The increases in other income, net, was primarily due to the increases in cash available for investment during the year. The increases in other income, net, in 1999 and 2000 were partially offset by interest expense incurred for obligations under capital lease obligations and, in 2000, for the note payable issued in connection with the acquisition of Intrepa, which was outstanding for approximately two months.

INCOME TAXES

     Provision for Income Taxes. Prior to the initial public offering in April 1998, our predecessor, Manhattan Associates Software, LLC, was treated as a partnership and was not subject to federal income taxes. The income or loss of Manhattan Associates Software, LLC was included in the owners' individual federal and state tax returns, and as such, no provision for income taxes was recorded in the accompanying statements of income prior to April 23, 1998.

     In connection with the conversion of Manhattan Associates Software, LLC to Manhattan Associates, Inc., we recognized a one-time benefit of $316,000 in 1998 by recording the asset related to the future reduction of income tax payments due to temporary differences between the recognition of income for financial statements and income tax regulations. The provision for income taxes in 1998 was $3.0 million, representing the approximate 9-month period that we operated as Manhattan Associates, Inc.

     The pro forma provision for income taxes was $4.2 million in 1998 as compared to an income tax provision of $554,000 in 1999. The decrease in the provision for income taxes for 1999 as compared to the pro forma provision for income taxes in 1998 is attributable to the substantial decrease in income before income taxes in 1999. The provision for income taxes in 2000 is $9.7 million and reflects the substantial increase in income before income taxes in 2000. Our effective income tax rates, assuming pro forma rates for 1998, were 41.1%, 33.5% and 37.5% in 1998, 1999 and 2000, respectively. The effective pro forma income tax rate for 1998 reflects the non-deductibility of the in-process research and development charge associated with the acquisition of PAC. Excluding the effect of the in-process research and development charge, our effective pro forma tax rate was 35.6% in 1998. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits.

EARNINGS PER SHARE

     Net Income per Share. Pro forma net income was $6.1 million, or 9.8% of total revenue and $0.24 per diluted share, for the year ended December 31, 1998. Excluding the effect of the non-recurring acquired research and development charge of $1.6 million, pro forma net income for the year ended December 31, 1998 was $7.7 million, or 12.4% of total revenue and $0.30 per diluted share. Net income was $1.1 million, or 1.4 % of total revenue and $0.04 per diluted share for the year ended December 31, 1999. The decrease in net income in 1999 from 1998 is principally attributable to higher payroll and related costs arising from over-staffing in anticipation of higher revenues, plus other costs and expenses associated with a 10% reduction in workforce, recruitment of executive management personnel, impaired intangible assets and abandonment of leased facilities. Net income was $16.3 million, or 12.2% of total revenue and $0.53 per diluted share for the year ended December 31, 2000. Excluding the effect of the non-recurring in-process research and development and acquisition-related charges of $3.0 million and acquisition amortization related to Intrepa of $790,000, net income for the year ended December 31, 2000 was $18.6 million, or 14.0% of total revenue and $0.61 per diluted share. The increase in net income in 2000 over 1999 is principally attributable to 63.7% growth in revenue combined with improved efficiencies across all areas of our business.

PRO FORMA RESULTS OF OPERATIONS

     The following summary of unaudited pro forma consolidated selected statement of income data presents our results of operations for the three years ended December 31, 2000, excluding: amortization of intangibles associated with the acquisition of Intrepa and the write-off of in-process research and development and other acquisition related charges associated with the acquisition of Intrepa. We believe the exclusion of these items provides a more relevant summary of the results of our operations as they relate to our core business and we use these measures internally to evaluate our operating performance. This information is not to be construed as a measurement of profitability under generally accepted accounting principles and is not to be accepted or used as an alternative to net income. Additionally, the pro forma results of operations, as presented, may not be consistent with measures used by other companies. As discussed in the Notes to Consolidated Financial Statements, the acquisition of Intrepa was completed in the fourth quarter of 2000 and, accordingly, the operating results of Intrepa are included with our results of operations since the date of acquisition, October 24, 2000.

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1999          2000
                                                              ----------    ----------    -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Revenues..................................................   $62,065       $81,292       $133,096
  Costs and expenses........................................    52,804        80,855        106,015
                                                               -------       -------       --------
Income from operations......................................     9,261           437         27,081
Other income, net...........................................     1,070         1,218          2,718
                                                               -------       -------       --------
Income before income taxes..................................    10,331         1,655         29,799
Income tax expense:
  Tax provisions and pro forma income taxes.................     4,244           554         11,180
                                                               -------       -------       --------
Net income and pro forma net income.........................   $ 6,087       $ 1,101       $ 18,619
                                                               =======       =======       ========

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1999          2000
                                                              ----------    ----------    -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Diluted net income or pro forma net income per share........   $  0.24       $  0.04       $   0.61
                                                               =======       =======       ========
Shares used in computing diluted net income or pro forma net
  income per share..........................................    25,686        26,553         30,453
                                                               =======       =======       ========

THE ABOVE PRO FORMA AMOUNTS HAVE BEEN ADJUSTED TO EXCLUDE THE FOLLOWING ITEMS:

Amortization of acquired software for Intrepa...............  $    --    $    --    $    250
Amortization of goodwill for Intrepa........................       --         --         540
In-process research and development and other acquisition
  related charges...........................................       --         --       3,001
Income tax effect of excluded items.........................       --         --      (1,440)
                                                              -------    -------    --------
Net effect of pro forma adjustments.........................  $    --    $    --    $  3,791
                                                              =======    =======    ========

QUARTERLY RESULTS OF OPERATIONS

     The following table presents certain unaudited quarterly statements of income data for each of our last eight quarters for the period ended December 31, 2000, as well as the percentage of our total revenue represented by each item. The information has been derived from our audited Financial Statements. The unaudited quarterly Financial Statements have been prepared on substantially the same basis as the audited Financial Statements contained herein. In the opinion of our management, the unaudited quarterly Financial Statements include all adjustments, consisting only of normal recurring adjustments, that we consider to be necessary to present fairly this information when read in conjunction with our Financial Statements and notes thereto appearing elsewhere herein. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                        QUARTER ENDED
                                   ---------------------------------------------------------------------------------------
                                   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                     1999       1999       1999        1999       2000       2000       2000        2000
                                   --------   --------   ---------   --------   --------   --------   ---------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenue:
  Software fees..................  $ 4,437    $ 3,095     $ 2,753    $ 4,293    $ 5,036    $ 5,686     $ 6,529    $ 8,939
  Services.......................   10,958     12,811      14,488     14,632     17,544     19,228      21,207     23,106
  Hardware.......................    2,755      3,933       2,814      4,322      5,763      9,714       5,968      4,376
                                   -------    -------     -------    -------    -------    -------     -------    -------
         Total revenue...........   18,150     19,839      20,055     23,247     28,343     34,628      33,704     36,421
Cost of revenue:
  Software fees..................      190        386         599        296        277        539         192        481
  Services.......................    6,042      7,542       8,778      8,281      8,162      8,029       8,753      9,355
  Hardware.......................    2,044      3,000       2,174      3,307      4,701      7,988       4,759      3,374
                                   -------    -------     -------    -------    -------    -------     -------    -------
         Total cost of revenue...    8,276     10,928      11,551     11,884     13,140     16,556      13,704     13,210
                                   -------    -------     -------    -------    -------    -------     -------    -------
Gross margin.....................    9,874      8,911       8,504     11,363     15,203     18,072      20,000     23,211
Operating expenses:
  Research and development.......    2,719      3,082       2,265      2,135      3,046      3,042       4,213      5,805
  Sales and marketing............    4,044      4,043       3,235      3,022      3,977      4,631       4,298      5,145
  General and administrative.....    2,884      3,139       3,098      3,728      3,773      3,589       3,743      4,018
  In-process research and
    development and acquisition-
    related charges..............       --         --          --         --         --         --          --      3,001
  Amortization of goodwill.......      124        127         127        443         94         94          93        634
                                   -------    -------     -------    -------    -------    -------     -------    -------
         Total operating
           expenses..............    9,771     10,391       8,725      9,328     10,890     11,356      12,347     18,603
                                   -------    -------     -------    -------    -------    -------     -------    -------

                                                                        QUARTER ENDED
                                   ---------------------------------------------------------------------------------------
                                   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                     1999       1999       1999        1999       2000       2000       2000        2000
                                   --------   --------   ---------   --------   --------   --------   ---------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) from operations....      103     (1,480)       (221)     2,035      4,313      6,716       7,653      4,608
Other income, net................      262        271         323        362        403        587         851        877
                                   -------    -------     -------    -------    -------    -------     -------    -------
Income (loss) before income
  taxes..........................      365     (1,209)        102      2,397      4,716      7,303       8,504      5,485
Income taxes.....................      125       (449)         41        838      1,792      2,775       3,231      1,942
                                   -------    -------     -------    -------    -------    -------     -------    -------
Net income (loss)................  $   240    $  (760)    $    61    $ 1,559    $ 2,924    $ 4,528     $ 5,273    $ 3,543
                                   =======    =======     =======    =======    =======    =======     =======    =======
Diluted net income (loss) per
  share..........................  $  0.01    $ (0.03)    $  0.00    $  0.06    $  0.10    $  0.15     $  0.17    $  0.11
                                   =======    =======     =======    =======    =======    =======     =======    =======
Shares used in diluted net income
  (loss) per share...............   27,219     24,029      25,706     26,139     28,946     29,832      30,900     31,189
                                   =======    =======     =======    =======    =======    =======     =======    =======

                                                               AS A PERCENTAGE OF TOTAL REVENUE
                                    ---------------------------------------------------------------------------------------
                                    MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                      1999       1999       1999        1999       2000       2000       2000        2000
                                    --------   --------   ---------   --------   --------   --------   ---------   --------
Revenue:
  Software fees...................    24.4%      15.6%       13.7%      18.5%      17.8%      16.4%      19.4%       24.5%
  Services........................    60.4       64.6        72.3       62.9       61.9       55.5       62.9        63.4
  Hardware........................    15.2       19.8        14.0       18.6       20.3       28.1       17.7        12.1
                                     -----      -----       -----      -----      -----      -----       ----       -----
         Total revenue............   100.0      100.0       100.0      100.0      100.0      100.0      100.0       100.0
Cost of revenue:
  Software fees...................     1.0        2.0         3.0        1.3        1.0        1.6        0.6         1.3
  Services........................    33.3       38.0        43.8       35.6       28.8       23.2       26.0        25.7
  Hardware........................    11.3       15.1        10.8       14.2       16.6       23.1       14.1         9.3
                                     -----      -----       -----      -----      -----      -----       ----       -----
         Total cost of revenue....    45.6       55.1        57.6       51.1       46.4       47.8       40.7        36.3
                                     -----      -----       -----      -----      -----      -----       ----       -----
Gross margin......................    54.4       44.9        42.4       48.9       53.6       52.2       59.3        63.7
Operating expenses:
  Research and development........    15.0       15.5        11.3        9.2       10.7        8.8       12.5        15.9
  Sales and marketing.............    22.2       20.4        16.1       13.0       14.0       13.4       12.7        14.1
  General and administrative......    15.9       15.9        15.5       16.0       13.4       10.3       11.1        11.1
  In-process research and
    development and
    acquisition-related charges...      --         --          --         --         --         --         --         8.2
  Amortization of goodwill........     0.7        0.6         0.6        1.9        0.3        0.3        0.3         1.7
                                     -----      -----       -----      -----      -----      -----       ----       -----
         Total operating
           expenses...............    53.8       52.4        43.5       40.1       38.4       32.8       36.6        51.0
                                     -----      -----       -----      -----      -----      -----       ----       -----
Income (loss) from operations.....     0.6       (7.5)       (1.1)       8.8       15.2       19.4       22.7        12.7
Other income, net.................     1.4        1.4         1.6        1.5        1.4        1.7        2.5         2.4
                                     -----      -----       -----      -----      -----      -----       ----       -----
Income (loss) before income
  taxes...........................     2.0%      (6.1)%       0.5%      10.3%      16.6%      21.1%      25.2%       15.1%
                                     =====      =====       =====      =====      =====      =====       ====       =====

     Any factor adversely affecting the markets for distribution management center solutions could have an adverse impact on our business, financial condition, and results of operations at any time. Further, our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Factors which could cause variations in our quarterly revenue and operating results are:

     - delayed decisions by customers regarding purchases of software and services and/or postponements of scheduled implementations and upgrades due to poor macro-environmental or other economic outlooks;

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

     Our ability to undertake new projects and increase revenue is substantially dependent on the availability of our professional services personnel to assist in the implementation of our software solutions. We believe that supporting high growth in revenue requires us to rapidly hire additional, skilled professional services personnel, and there can be no assurance that qualified personnel could be located, trained or retained in a timely and cost-effective manner.

     As a result of the foregoing and other factors, we believe that quarter-to-quarter comparisons of results are not necessarily meaningful, and such comparisons should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the shares of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

     Since our initial public offering ("IPO") in April 1998, we have funded our operations primarily through cash generated from operations and the IPO proceeds. As of December 31, 2000, we had $67.7 million in cash, cash equivalents and short-term investments compared to $39.9 million at December 31, 1999.

     Our operating activities provided cash of $36.4 million in 2000, $11.5 million in 1999 and $2.9 million in 1998. Cash from operating activities arose principally from an increase in net income. Also contributing significantly was an increase in current liabilities greater than the increase in accounts receivable. Days sales outstanding declined from 94 days at December 31, 1999 to 71 days at December 31, 2000. We reflect refundable income taxes at December 31, 2000 of $5.8 million arising principally from significant tax deductions for compensation expense associated with the exercise of stock options by employees in 2000. Approximately $3.5 million was received on an accelerated refund in the first quarter of 2001.

     Our investing activities used approximately $14.3 million, $20.9 million and $14.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Our principal uses of cash were $12.8 million as portion of the acquisition price of Intrepa, as described below, and $5.1 million for purchases of computer equipment and furniture and fixtures to support our growth partially offset by net sales of $3.6 million in short-term investments.

     Our financing activities provided approximately $9.1 million in 2000, $1.3 million in 1999, and $36.1 million in 1998. The principal sources of cash provided by financing activities for 2000 and 1999 were the proceeds from the issuance of our common stock pursuant to the exercise of stock options, partially reduced by the payments under capital lease obligations and repayment of a $2.0 million note payable assumed as part of the purchase price of Intrepa, as described below. The principal source of cash provided by financing activities for 1998 was proceeds from the issuance of our common stock in conjunction with our initial public offering partially reduced by distributions to shareholders prior to the initial public offering.

     On October 24, 2000, we acquired substantially all of the assets of Intrepa, L.L.C. ("Intrepa") for a purchase price of approximately $31.0 million. The purchase price consists of a cash payment of $13.0 million, the issuance of approximately $10.2 million of our $.01 par value per share common stock (approximately

174,000 shares), and the issuance by us of a promissory note for $7.0 million with quarterly payments over thirty months bearing interest at 8% per annum. We also incurred approximately $0.9 million of transaction costs related to the acquisition. The purchase price includes the assumption of substantially all of the liabilities of Intrepa, including immediate payment by us of the remaining $2.0 million of principal and up to $15,000 interest on a promissory note previously issued by Intrepa.

     We believe that existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENT

     In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted the new statement on January 1, 2001. The Statement did not have a significant impact on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE

     During 1998, we commenced operations in Europe. Total revenues for Europe were approximately 8%, 5% and less than 1% of our total revenues for the year ended December 31, 2000, 1999 and 1998, respectively.

     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on us in 2000, 1999 and 1998 were not material.

INTEREST RATES

     We invest our cash in a variety of financial instruments, including taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from operations.

     Interest income on our investments is carried in "Other income, net" on our Consolidated Financial Statements. We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at December 31, 2000 was approximately 6.5%. The fair value of securities held at December 31, 2000 was $28.7 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) 1. Financial Statements

                           INDEX                              PAGE
                           -----                              ----
Report of Independent Public Accountants....................   33
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................   34
Consolidated Statements of Income for the Years Ended
  December 31, 1998, 1999 and 2000..........................   35
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1998, 1999 and 2000..............   36
Consolidated Statements of Comprehensive Income for the
  Years Ended December 31, 1998, 1999 and 2000..............   37
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................   38
Notes to Consolidated Financial Statements..................   39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Manhattan Associates, Inc.:

     We have audited the accompanying consolidated balance sheets of MANHATTAN ASSOCIATES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1999 and 2000 and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Associates, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 25, 2001

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       2000
                                                              -------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $19,695   $ 51,032
  Short-term investments....................................   20,220     16,635
  Accounts receivable, net of a $5,473 and $4,798 allowance
    for doubtful accounts in 1999 and 2000, respectively....   24,275     28,177
  Deferred income taxes.....................................    2,695      2,488
  Refundable income taxes...................................       --      5,795
  Other current assets......................................    1,492      2,573
                                                              -------   --------
         Total current assets...............................   68,377    106,700
                                                              -------   --------
Property and equipment:
  Property and equipment....................................   14,207     20,020
    Less accumulated depreciation...........................   (4,962)    (9,187)
                                                              -------   --------
  Property and equipment, net...............................    9,245     10,833
                                                              -------   --------
Intangible assets, net of accumulated amortization of $2,596
  and $4,381 in 1999 and 2000, respectively.................    3,172     32,454
Deferred income taxes.......................................       --      2,245
Other assets................................................      129        143
                                                              -------   --------
         Total assets.......................................  $80,923   $152,375
                                                              =======   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 4,543   $  9,355
  Accrued compensation and benefits.........................    1,589      5,174
  Accrued liabilities.......................................    4,031      6,245
  Current portion of note payable...........................       --      1,853
  Current portion of capital lease obligations..............      163        176
  Income taxes payable......................................    2,052        374
  Deferred revenue..........................................    9,051     13,331
                                                              -------   --------
         Total current liabilities..........................   21,429     36,508
                                                              -------   --------
Long-term portion of note payable...........................       --      5,250
Long-term portion of capital lease obligations..............      799        616
Deferred income taxes.......................................       89         --
Shareholders' equity:
  Preferred stock, no par value; 20,000,000 shares
    authorized, no shares issued or outstanding in 1999 or
    2000....................................................       --         --
  Common stock, $.01 par value; 100,000,000 shares
    authorized, 24,221,587 shares issued and outstanding in
    1999 and 26,443,996 shares issued and outstanding in
    2000....................................................      242        264
  Additional paid-in-capital................................   54,563     89,583
  Retained earnings.........................................    4,157     20,425
  Accumulated other comprehensive loss......................      (51)       (78)
  Deferred compensation.....................................     (305)      (193)
                                                              -------   --------
         Total shareholders' equity.........................   58,606    110,001
                                                              -------   --------
         Total liabilities and shareholders' equity.........  $80,923   $152,375
                                                              =======   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1998       1999       2000
                                                                -------    -------    -------
Revenue:
     Software fees..........................................    $13,816    $14,578    $26,190
     Services...............................................     32,358     52,889     81,085
     Hardware...............................................     15,891     13,825     25,821
                                                                -------    -------    -------
          Total revenue.....................................     62,065     81,292    133,096
                                                                -------    -------    -------
Cost of revenue:
     Software fees..........................................        920      1,471      1,489
     Services...............................................     15,286     30,643     34,299
     Hardware...............................................     11,791     10,526     20,822
                                                                -------    -------    -------
          Total cost of revenue.............................     27,997     42,640     56,610
                                                                -------    -------    -------
Gross margin................................................     34,068     38,652     76,486
Operating expenses:
     Research and development...............................      7,429     10,201     16,106
     Sales and marketing....................................      9,045     14,344     18,051
     General and administrative.............................      6,577     12,849     15,123
     In-process research and development and other
       acquisition-related charges..........................      1,602         --      3,001
     Amortization of goodwill...............................        154        821        915
                                                                -------    -------    -------
          Total operating expenses..........................     24,807     38,215     53,196
                                                                -------    -------    -------
Income from operations......................................      9,261        437     23,290
Other income, net...........................................      1,070      1,218      2,718
                                                                -------    -------    -------
Income before income taxes..................................     10,331      1,655     26,008
Income tax expense (benefit):
     Tax provision as a "C" corporation.....................      3,329        554      9,740
     Deferred tax adjustment................................       (316)        --         --
                                                                -------    -------    -------
Net income..................................................    $ 7,318    $ 1,101    $16,268
                                                                =======    =======    =======
Basic net income per share..................................    $  0.32    $  0.05    $  0.65
                                                                =======    =======    =======
Diluted net income per share................................    $  0.29    $  0.04    $  0.53
                                                                =======    =======    =======
Weighted average shares:
  Basic.....................................................     22,610     24,084     25,174
                                                                =======    =======    =======
  Diluted...................................................     25,651     26,553     30,453
                                                                =======    =======    =======
Income before pro forma income taxes........................    $10,331
Pro forma income taxes......................................      4,244
                                                                -------
Pro forma net income........................................    $ 6,087
                                                                =======
Pro forma basic net income per share........................    $  0.27
                                                                =======
Pro forma diluted net income per share......................    $  0.24
                                                                =======

The accompanying notes are an integral part of these consolidated statements of income.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      ACCUMULATED
                                                                                         OTHER
                                          COMMON STOCK       ADDITIONAL              COMPREHENSIVE                      TOTAL
                                       -------------------    PAID-IN     RETAINED      INCOME         DEFERRED     SHAREHOLDERS'
                                         SHARES     AMOUNT    CAPITAL     EARNINGS      (LOSS)       COMPENSATION      EQUITY
                                       ----------   ------   ----------   --------   -------------   ------------   -------------
Balance, December 31, 1997...........  20,000,008    $200     $ 1,459     $  7,458       $  --          $(663)        $  8,454
  Distribution to Manhattan LLC
    shareholders.....................          --      --          --      (11,720)         --             --          (11,720)
  Issuance of stock in connection
    with the acquisition of
    Performance Analysis
    Corporation......................     106,666       1       1,066           --          --             --            1,067
  Issuance of stock to minority
    holder...........................     100,000       1         999           --          --             --            1,000
  Issuance of stock in connection
    with the initial public
    offering.........................   3,500,000      35      47,223           --          --             --           47,258
  Issuance of common stock options...          --      --         580           --          --           (580)              --
  Exercise of common stock options...     231,200       2         647           --          --             --              649
  Tax benefit from stock options
    exercised........................          --      --       1,331           --          --             --            1,331
  Amortization of deferred
    compensation.....................          --      --          --           --          --            285              285
  Foreign currency translation
    adjustment.......................          --      --          --           --          (7)            --               (7)
  Net income.........................          --      --          --        7,318          --             --            7,318
                                       ----------    ----     -------     --------       -----          -----         --------
Balance, December 31, 1998...........  23,937,874     239      53,305        3,056          (7)          (958)          55,635
  Issuance of stock to minority
    holder...........................      85,000       1         299           --          --             --              300
  Cancellation of common stock
    options..........................          --      --        (505)          --          --            505               --
  Exercise of common stock options...     198,713       2         734           --          --             --              736
  Tax benefit from stock options
    exercised........................          --      --         730           --          --             --              730
  Amortization of deferred
    compensation.....................          --      --          --           --          --            148              148
  Foreign currency translation
    adjustment.......................          --      --          --           --         (23)            --              (23)
  Unrealized loss on investments.....          --      --          --           --         (21)            --              (21)
  Net income.........................          --      --          --        1,101          --             --            1,101
                                       ----------    ----     -------     --------       -----          -----         --------
Balance, December 31, 1999...........  24,221,587     242      54,563        4,157         (51)          (305)          58,606
  Issuance of stock in connection
    with the acquisition of Intrepa,
    L.L.C............................     173,900       2      10,235           --          --             --           10,237
  Cancellation of common stock
    options..........................          --      --         (27)          --          --             27               --
  Exercise of common stock options...   2,048,509      20      11,290           --          --             --           11,310
  Tax benefit from stock options
    exercised........................          --      --      13,522           --          --             --           13,522
  Amortization of deferred
    compensation.....................          --      --          --           --          --             85               85
  Foreign currency translation
    adjustment.......................          --      --          --           --         (52)            --              (52)
  Unrealized gain on investments.....          --      --          --           --          25             --               25
  Net income.........................          --      --          --       16,268          --             --           16,268
                                       ----------    ----     -------     --------       -----          -----         --------
Balance, December 31, 2000...........  26,443,996    $264     $89,583     $ 20,425       $ (78)         $(193)        $110,001
                                       ==========    ====     =======     ========       =====          =====         ========

The accompanying notes are an integral part of these consolidated statements of shareholders' equity.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1998     1999     2000
                                                              ------   ------   -------
Net income..................................................  $7,318   $1,101   $16,268
Other comprehensive net loss, net of tax:
  Foreign currency translation adjustment, net of taxes of
     $3, $9, and $20 in 1998, 1999 and 2000, respectively...      (4)     (14)      (32)
  Unrealized gain (loss) on investments, net of taxes of $8
     and $9 in 1999 and 2000, respectively..................      --      (13)       16
                                                              ------   ------   -------
Other comprehensive loss....................................      (4)     (27)      (16)
                                                              ------   ------   -------
Comprehensive net income....................................  $7,314   $1,074   $16,252
                                                              ======   ======   =======

The accompanying notes are an integral part of these consolidated statements of comprehensive income.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income or pro forma net income........................  $  6,087   $  1,101   $ 16,268
  Adjustments to reconcile net income or pro forma net
    income to net cash provided by operating activities:
    Pro forma income taxes..................................       899         --         --
    Depreciation and amortization...........................     1,330      4,035      4,935
    Amortization of acquisition-related intangibles.........       372      1,102      1,165
    Stock compensation......................................       285        448         85
    Gain on sale of equipment...............................       (30)       (22)        --
    Acquired in-process research and development............     1,602         --      2,425
    Tax benefit of options exercised........................     1,331        730     13,522
    Deferred income taxes...................................      (403)    (1,829)    (2,127)
    Accrued interest on note payable........................        34         --        103
    Changes in operating assets and liabilities, net of
     acquisitions:
      Accounts receivable, net..............................   (11,470)    (3,470)    (2,181)
      Other assets..........................................    (1,691)       189       (988)
      Accounts payable......................................     2,399       (409)     4,484
      Accrued liabilities...................................     1,373      2,253      4,051
      Income taxes..........................................      (128)     1,322     (7,467)
      Deferred revenue......................................       927      6,072      2,081
                                                              --------   --------   --------
Net cash provided by operating activities...................     2,917     11,522     36,356
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (6,036)    (4,754)    (5,089)
  Proceeds from the sale of equipment.......................       275         22         --
  Capitalized software development costs....................      (614)      (909)        --
  Net sales (purchases) of short-term investments...........    (5,012)   (15,229)     3,610
  Payments in connection with the acquisition of certain
    assets of Intrepa, L.L.C., net of cash acquired.........        --         --    (12,780)
  Payments in connection with the acquisition of certain
    assets of Kurt Salmon Associates, Inc...................    (1,750)        --         --
  Payments in connection with the acquisition of Performance
    Analysis Corporation, net of cash acquired..............    (1,351)        --         --
                                                              --------   --------   --------
Net cash used in investing activities.......................   (14,488)   (20,870)   (14,259)
                                                              --------   --------   --------
Cash flows from financing activities:
  Distributions to shareholders.............................   (11,720)        --         --
  Borrowings under note payable to shareholder..............       900         --         --
  Repayment of note payable.................................    (1,953)        --     (2,000)
  Payment of capital lease obligations......................        --       (155)      (170)
  Proceeds from issuance of common stock....................    48,907      1,466     11,310
                                                              --------   --------   --------
Net cash provided by financing activities...................    36,134      1,311      9,140
                                                              --------   --------   --------
Foreign currency impact on cash.............................        (6)       (19)       100
Increase (decrease) in cash and cash equivalents............    24,557     (8,056)    31,337
Cash and cash equivalents, beginning of year................     3,194     27,751     19,695
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 27,751   $ 19,695   $ 51,032
                                                              ========   ========   ========
Supplemental cash flow disclosures:
  Issuance of common stock in connection with the
    acquisition of Performance Analysis Corporation.........  $  1,067   $     --   $     --
                                                              ========   ========   ========
  Issuance of common stock in connection with the
    acquisition of Intrepa, L.L.C...........................  $     --   $     --   $ 10,237
                                                              ========   ========   ========
  Issuance of note payable in connection with the
    acquisition of Intrepa, L.L.C...........................  $     --   $     --   $  7,000
                                                              ========   ========   ========
  Issuance of common stock to Company executive.............  $     --   $    300   $     --
                                                              ========   ========   ========
  Assets acquired under capital lease.......................  $    965   $    151   $     --
                                                              ========   ========   ========
  Cash paid (received) for income taxes.....................  $  2,845   $   (734)  $  5,717
                                                              ========   ========   ========

The accompanying notes are an integral part of these consolidated statements of cash flows.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

     Manhattan Associates, Inc. ("Manhattan" or the "Company") is a provider of technology-based solutions to improve supply chain effectiveness and efficiencies. The Company's solutions are designed to optimize the receipt, storage, assembly and distribution of inventory and the management of equipment and personnel within a distribution center, and to enhance collaboration between the distribution center and its trading partners. The Company's solutions consist of software, including, a comprehensive suite of robust and modular software products; services, including design, configuration, implementation and training services, plus customer support services and software enhancements subscriptions; and hardware.

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

     In connection with the Company's initial public offering, Manhattan Associates, Inc., a Georgia corporation, was formed. The attached consolidated financial statements include certain accounts of Manhattan Associates, LLC ("Manhattan LLC") from January 1, 1998 to April 23, 1998. As of the effective date of the Offering, Manhattan LLC contributed its assets and liabilities to the Company in exchange for common stock of the Company (the "Conversion"). Manhattan LLC then distributed the common stock of the Company received to its shareholders and Manhattan LLC was dissolved.

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

     All share and per share data in the accompanying consolidated financial statements have been adjusted to reflect the Conversion. Unless otherwise indicated, all references to the Company or Manhattan assume the completion of the Conversion and include Manhattan LLC and Pegasys Systems, Inc.

PRINCIPLES OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial statements of foreign subsidiaries have been translated into United States dollars in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 52 Foreign Currency Translation. Revenues from international customers were denominated in the respective local currencies and translated using the average monthly exchange rates for the year. The effect on the statements of operations related to transaction gains and losses is insignificant for all years presented. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date and the effect of changes in exchange rates from year to year is insignificant.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash or cash equivalents.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents and short-term investments with two financial institutions. The Company's sales are primarily to companies located in the United States and Europe. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. Accounts receivable are due principally from large U.S. companies under stated contract terms. The Company provides for estimated credit losses at the time of sale.

  Short-term Investments

     The Company's short-term investments are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. At December 31, 1999, the unrealized loss on short-term investments was $21,000 and at December 31, 2000, the unrealized gain on short-term investments was $4,000. The carrying amounts of the Company's investments are shown in the table below:

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                   1999              2000
                                                              ---------------   ---------------
                                                                       MARKET            MARKET
                                                               COST    VALUE     COST    VALUE
                                                              ------   ------   ------   ------
Investments:
  U.S. government and state obligations.....................  11,183   11,162    4,685    4,689
  Corporate obligations.....................................   9,058    9,058   11,946   11,946
                                                              ------   ------   ------   ------
Total.......................................................  20,241   20,220   16,631   16,635
                                                              ======   ======   ======   ======

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

  Fair Value of Financial Instruments

     The carrying values of cash, accounts receivable, accounts payable, and other financial instruments included in the accompanying consolidated balance sheets approximate their fair values principally due to the short-term maturities of these instruments.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

  Risks Associated with Single Product Line, Technological Advances, and Hardware Revenue

     The Company currently derives a substantial portion its revenues from sales of its software and related services and hardware. Any factor adversely affecting the markets for distribution management center solutions could have an adverse effect on the Company's business, financial condition, and results of operations.

     The markets for supply chain collaboration and distribution center management solutions are subject to rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in these markets could be eroded rapidly by unforeseen changes in customer requirements for application features, functions, and technologies. The Company's growth and future operating results will depend, in part, upon its ability to enhance existing applications and develop and introduce new applications that meet changing customer requirements, that respond to competitive products and that achieve market acceptance.

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

     Effective January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999, and the Company adopted the residual method for such arrangements at that time. For those contracts which contain significant future obligations, license revenue is recognized under the percentage of completion method.

     The Company's services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to the Company's software products. Professional services are typically contracted for under separate service agreements. Revenue related to professional services performed by the Company are generally billed on an hourly basis, and revenue is recognized as the services are performed. Revenue related to customer support services and software enhancement subscriptions are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.

     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company's software solutions. As part of a complete distribution center management solution the Company's customers frequently

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES purchase hardware from the Company in conjunction with the licensing of software. These products include computer hardware, radio frequency terminals networks, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment to the customer. The Company generally purchases hardware from its vendors only after receiving an order from a customer. As a result, the Company does not maintain significant hardware inventory.

  Deferred Revenue

     Deferred revenue represents amounts collected prior to complete performance of professional services, customer support services and software enhancement subscriptions and significant obligations under license agreements. The Company expects to complete such services or obligations within the next twelve months.

  Returns and Allowances

     The Company provides for the costs of returns and product warranty claims at the time of sale. The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 1999 or 2000.

  Property and Equipment

     Property and equipment consists of furniture, computers, other office equipment, purchased software for internal use, and leasehold improvements. The Company depreciates the cost of furniture, computers, other office equipment, purchased software and web site development on a straight-line basis over their estimated useful lives (three years for computer equipment and software, five years for office equipment, seven years for furniture). Leasehold improvements are depreciated over the lesser of its useful life or the term of the lease. Included in computer equipment and software is a capital lease of approximately $893,000 and $670,000, net of depreciation, as of December 31, 1999 and 2000, respectively. Depreciation and amortization expense for property and equipment for the years ended December 31, 1998, 1999, and 2000 was approximately $1,294,000, $3,213,000, and $4,315,000, respectively, and was included in general and administrative expenses in the consolidated statements of income.

     Property and equipment, at cost, consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Computer equipment and software.............................  $ 8,884    $13,640
Furniture and office equipment..............................    3,765      4,672
Leasehold improvements......................................    1,558      1,708
                                                              -------    -------
                                                               14,207     20,020
Less accumulated depreciation and amortization..............   (4,962)    (9,187)
                                                              -------    -------
                                                              $ 9,245    $10,833
                                                              =======    =======

  Intangible Assets

     Intangible assets include acquired software, goodwill and capitalized development costs. The assets are being amortized on a straight-line basis over a period of 3 to 10 years. Total amortization expense related to goodwill was approximately $154,000, $821,000, and $915,000 for the years ended December 31, 1998, 1999 and 2000, respectively, and is included separately in the accompanying consolidated statements of income. Total amortization expense related to acquired software and capitalized software development costs was approximately $252,000, $1,103,000, and $870,000 for the years ended December 31, 1998, 1999 and 2000, respectively, and is included in cost of software in the accompanying consolidated statements of income.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

During 1999, the Company expensed approximately $300,000 of capitalized software development costs and approximately $495,000 of acquired software and goodwill due to impairment of certain assets, respectively.

     Intangible Assets consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Goodwill....................................................  $ 2,837    $26,404
Acquired software...........................................    1,408      8,908
Capitalized software development costs......................    1,523      1,523
                                                              -------    -------
                                                                5,768     36,835
Less accumulated amortization...............................   (2,596)    (4,381)
                                                              -------    -------
                                                              $ 3,172    $32,454
                                                              =======    =======

  Income Taxes

     Prior to April 23, 1998, Manhattan LLC was treated as a partnership; therefore, the Company was not subject to federal income taxes. The income or loss of Manhattan LLC was included in the owners' individual federal and state tax returns, and as such, no provision for income taxes is recorded in the accompanying statements of income prior to April 23, 1998. The Company historically made distributions on behalf of the owners to pay the anticipated tax liability.

     In connection with the Conversion, the Company recognized a one-time benefit in April 1998 of $316,000 by recording the asset related to the future reduction of income tax payments due to temporary differences between the recognition of income for financial statements and income tax regulations. Pro forma net income amounts discussed herein include provisions for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes as a taxable corporate entity throughout the periods presented. The pro forma income tax provision has been computed by applying the Company's anticipated statutory tax rate to pretax income, adjusted for permanent tax differences (Note 2).

  Software Development Costs

     Research and development expenses are charged to expense as incurred. The Company concluded that the amount of development costs capitalizable under the provisions of SFAS No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" was not material to the financial statements for the year ended December 31, 2000. Therefore, the Company expensed all internal software development costs as incurred for the year ended December 31, 2000. Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with SFAS No.
86. The Company has defined technological feasibility as the point in time at which the Company has a detailed program design or a working model of the related product, depending on the type of development efforts. For the year ended December 31, 1999, the Company capitalized approximately $909,000 and in research and development costs. Amounts capitalized include salaries, other payroll-related costs and other direct expenses.

  Impairment of Long-Lived and Intangible Assets

     The Company periodically reviews the values assigned to long-lived assets, including property and intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES to determine if a write-down to fair value is required. Management believes the long-lived and intangible assets in the accompanying consolidated balance sheets are fairly valued.

  Segment Information

     The Company operates in a single segment as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." See Note 9 for discussion of foreign operations.

  Basic and Diluted Net Income Per Share

     Basic net income per share is computed using historical or pro forma net income divided by the weighted average number of shares of common stock outstanding ("Weighted Shares") for the period presented.

     Diluted net income per share is computed using historical or pro forma net income divided by Weighted Shares, and the treasury stock method effect of common equivalent shares ("CESs") outstanding for each period presented. Pro forma basic and diluted net income per share also includes the number of shares pursuant to the Securities and Exchange Commission Staff Accounting Bulletin 1B.3, that at the assumed public offering price would yield proceeds in the amount necessary to pay the shareholder distribution that is not covered by the earnings for the year ("Distribution Shares").

     No adjustment is necessary for historical and pro forma net income for net income per share presentation. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 1998, 1999 and 2000:

                                     1998                      1999                      2000
                            -----------------------   -----------------------   -----------------------
                              BASIC       DILUTED       BASIC       DILUTED       BASIC       DILUTED
                            ----------   ----------   ----------   ----------   ----------   ----------
Weighted shares...........  22,610,153   22,610,153   24,083,571   24,083,571   25,174,102   25,174,102
Effect of CESs............          --    3,040,440           --    2,469,008           --    5,279,342
                            ----------   ----------   ----------   ----------   ----------   ----------
                            22,610,153   25,650,593   24,083,571   26,552,579   25,174,102   30,453,444
                            ==========   ==========   ==========   ==========   ==========   ==========

                                PRO FORMA 1998
                            -----------------------
                              BASIC       DILUTED
                            ----------   ----------
Weighted Shares...........  22,610,153   22,610,153
Shares issued to minority
  holder (Note 4).........          --       12,877
Distribution shares.......          --       22,447
Effect of CESs............          --    3,040,440
                            ----------   ----------
                            22,610,153   25,685,917
                            ==========   ==========

  Stock-Based Compensation Plan

     The Company accounts for its stock-based compensation plan for stock issued to employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, records deferred compensation for options granted at an exercise price below the fair value of the underlying stock. The deferred compensation is presented as a component of equity in the accompanying consolidated balance sheets and is amortized over the periods to be benefited, generally the vesting period of the options. Effective in fiscal year 1996, the Company adopted the pro forma disclosure option for stock-based compensation issued to employees of SFAS No. 123, "Accounting for Stock-Based Compensation."

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

  Comprehensive Income

     In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes the rules for the reporting of comprehensive income and its components. The Company's comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on short-term investments. The adoption of SFAS No. 130 had no impact on total shareholders' equity.

  Reclassifications

     Certain reclassifications were made to the prior years' financial statements to conform with the 2000 presentation.

  New Accounting Pronouncement

     In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted the new statement on January 1, 2001. The Statement did not have a significant impact on the Company's financial statements.

2. INCOME TAXES

     After the Conversion, the Company is subject to future federal and state income taxes and has recorded net deferred tax assets. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 2000 are as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
Deferred tax assets:
  Accounts receivable.......................................  $1,955,000   $1,581,000
  Accrued liabilities.......................................     740,000      911,000
  Stock compensation expense................................     239,000      271,000
  Intangible assets.........................................          --    1,179,000
  Research and development credits..........................          --      779,000
  Other.....................................................     174,000       39,000
                                                              ----------   ----------
                                                               3,108,000    4,760,000
Deferred tax liabilities:
  Capitalized development costs.............................     447,000           --
  Depreciation..............................................      55,000       27,000
                                                              ----------   ----------
  Net deferred tax assets...................................  $2,606,000   $4,733,000
                                                              ==========   ==========

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

     The components of the pro forma and historical income tax provision for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                    1998          1999          2000
                                                 -----------   -----------   -----------
                                                 (PRO FORMA)         (HISTORICAL)
Current:
  Federal......................................  $3,985,000    $ 2,264,000   $ 8,936,000
  State........................................     662,000        401,000     1,698,000
  Foreign......................................          --             --       450,000
                                                 ----------    -----------   -----------
                                                  4,647,000      2,665,000    11,084,000
                                                 ----------    -----------   -----------
Deferred:
  Federal......................................    (339,000)    (1,777,000)   (1,132,000)
  State........................................     (64,000)      (334,000)     (212,000)
                                                 ----------    -----------   -----------
                                                   (403,000)    (2,111,000)   (1,344,000)
                                                 ----------    -----------   -----------
          Total................................  $4,244,000    $   554,000   $ 9,740,000
                                                 ==========    ===========   ===========

     The income tax benefits related to the exercise of stock options were allocated to additional paid-in capital. Such amounts were approximately $1,331,000, $730,000 and $13,522,000 for 1998, 1999 and 2000, respectively. As a result of these income tax benefits, the Company recorded refundable income taxes of $5,795,000 at December 31, 2000. The refundable income taxes represent a refund for estimated payments in 2000 as well as refunds to be received for taxes paid in 1998 and 1999.

     As a result of the tax benefit related to the exercise of stock options, the Company has federal net operating loss carry-forwards ("NOLs") of approximately $31,270,000 available to offset future income in those respective taxing jurisdictions. The federal NOLs expire in 2020. The NOLs may be subject to certain limitations in the event of a change in ownership. In addition, the Company has $779,000 of research and development tax credit carryforwards that expire in 2018 to 2020.

     The following is a summary of the items which resulted in recorded and pro forma income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 1998, 1999 and 2000:

                                                                 1998       1999    2000
                                                              -----------   -----   ----
                                                              (PRO FORMA)   (HISTORICAL)
Statutory federal income tax rate...........................     34.0%       34.0%  35.0%
Effect of:
  State income tax, net of federal benefit..................      4.0         4.0    4.0
  Research and development credits..........................     (4.6)      (16.6)  (1.0)
  Other tax credits.........................................     (1.0)         --     --
  Acquired in-process research and development..............      5.9          --     --
  Foreign operations........................................      2.3        (0.7)  (0.7)
  Tax exempt income.........................................     (1.0)       (5.2)  (0.3)
  Meals and entertainment...................................       --         6.0    0.4
  Intangibles...............................................       --        12.0    0.2
  Other.....................................................      1.5          --   (0.1)
                                                                 ----       -----   ----
Income taxes................................................     41.1%       33.5%  37.5%
                                                                 ====       =====   ====

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

3. STOCK OPTION PLANS

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

     A summary of changes in outstanding options is as follows:

                                                                               WEIGHTED AVERAGE
                                                OPTIONS           PRICE         EXERCISE PRICE
                                               ----------    ---------------   ----------------
December 31, 1997............................   3,029,950    $0.24  -   7.50        $ 2.42
  Granted....................................   3,719,520     7.50  -  23.50         12.06
  Canceled...................................    (549,300)    2.50  -  22.38          9.54
  Exercised..................................    (231,200)    0.24  -   7.50          3.08
                                               ----------    ----- --- -----        ------
December 31, 1998............................   5,968,970    $0.24  -  23.50        $ 7.71
                                               ----------    ----- --- -----        ------
  Granted....................................   4,661,114     3.53  -  17.50          7.07
  Canceled...................................  (2,756,221)    2.50  -  23.50         10.60
  Exercised..................................    (198,713)    2.50  -  10.00          3.70
                                               ----------    ----- --- -----        ------
December 31, 1999............................   7,675,150    $0.24  -  23.50        $ 6.38
                                               ----------    ----- --- -----        ------
  Granted....................................   1,460,275     7.38  -  68.38         37.90
  Canceled...................................    (563,001)    2.50  -  61.25          9.61
  Exercised..................................  (2,048,509)    0.24  -  23.50          5.52
                                               ----------    ----- --- -----        ------
December 31, 2000............................   6,523,915    $0.24  -  68.38        $13.24
                                               ==========    ===== === =====        ======

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

     Details of options outstanding at December 31, 2000 are as follows:

                            OUTSTANDING                                       EXERCISABLE
-------------------------------------------------------------------   ----------------------------
                                     WEIGHTED
                                     AVERAGE           WEIGHTED
    EXERCISE         OPTIONS        REMAINING           AVERAGE         OPTIONS        AVERAGE
     PRICES        OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICES   EXERCISABLE   EXERCISE PRICE
----------------   -----------   ----------------   ---------------   -----------   --------------
$ 0.24  -   3.50    1,032,025          5.6              $ 1.53           950,220        $ 1.58
  3.51  -  7.50..   1,956,110          8.3                4.56           564,281          4.89
  7.51  -  15.00..  1,975,735          8.0                8.80           655,068          9.08
 15.01  -  25.00..    528,445          8.2               18.42            84,010         17.19
 25.01  -  40.00..    546,850          9.6               38.12            10,000         26.88
 25.01  -  40.00..    484,750          9.0               57.50                --            --
                    ---------          ---              ------         ---------        ------
                    6,523,915          7.9              $13.24         2,263,579        $ 5.27

     At December 31, 2000, 659,447 shares are available for future grant.

     The Company recorded deferred compensation of $580,000 on options granted during 1998, as the exercise price was less than the deemed fair value of the underlying common stock. The Company amortizes deferred compensation over a period not to exceed six years. The Company recognized compensation expense of $285,000, $148,000 and $85,000 for the year ended December 31, 1998, 1999 and
2000, respectively, and had deferred compensation expense of $305,000 and $193,000 at December 31, 1999 and 2000, respectively.

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

                                                             1998      1999      2000
                                                            -------   -------   -------
Dividend yield...........................................        --        --        --
Expected volatility......................................        88%      119%      131%
Risk-free interest rate at the date of grant.............       4.0%      5.0%        5%
Expected life............................................   5 years   5 years   5 years

     Using these assumptions, the fair values of the stock options granted during the years ended December 31, 1998, 1999 and 2000 are $9,099,000, $24,410,000 and $37,221,000, respectively, which would be amortized over the vesting period of the options.

     The weighted average fair market values of options at the date of grant for the years ended December 31, 1998, 1999, and 2000 was $8.48, $5.90 and $33.07,
respectively.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

     The following pro forma information adjusts the net income and net income per share of common stock for the impact of SFAS No. 123:

                                                            1998       1999      2000
                                                           -------   --------   -------
Net income or pro forma net income:
  As reported............................................  $ 6,087   $  1,101   $16,268
  Pro forma in accordance with SFAS No. 123..............  $(2,727)  $(11,481)  $(2,911)
Basic net income or pro forma net income per share:
  As reported............................................  $  0.27   $   0.05   $  0.65
  Pro forma in accordance with SFAS No. 123..............  $ (0.12)  $  (0.48)  $ (0.12)
Diluted net income or pro forma net income per share:
  As reported............................................  $  0.24   $   0.04   $  0.53
  Pro forma in accordance with SFAS No. 123..............  $ (0.12)  $  (0.48)  $ (0.12)

     The following table summarizes the range of exercise price and the weighted average exercise price for the options granted during the three years ending December 31, 2000:

                                                                                  WEIGHTED
                                                NUMBER OF       RANGE OF          AVERAGE
YEAR OF GRANT                                    SHARES      EXERCISE PRICE    EXERCISE PRICE
-------------                                   ---------    --------------    --------------
1998
  Options granted at fair market value........  3,134,320     10.00-23.50          12.85
  Options granted at less than fair market
     value....................................    585,200            7.50           7.50
1999
  Options granted at fair market value........  4,661,114     3.531-17.50          7.069
  Options granted at less than fair market
     value....................................         --              --             --
2000
  Options granted at fair market value........  1,460,275      7.38-68.38          37.90
  Options granted at less than fair market
     value....................................         --              --             --

4. SHAREHOLDERS' EQUITY

ISSUANCE OF STOCK

     One of the Company's shareholders purchased 100,000 shares of the Company's common stock for $1,000,000 on February 16, 1998.

     During 1999, the Company issued 85,000 shares of common stock to one of the Company's executives as part of his employment agreement. Compensation expense of approximately $300,000 was recorded in connection with the issuance.

     During 2000, the Company issued 173,900 shares of the Company's common stock in connection with the acquisition of Intrepa, L.L.C. The number of shares issued by the Company is subject to adjustment on January 1, 2001 and April 1, 2001 based on the average closing price of the Company's stock for the 20 days prior to January 1, 2001 and April 1, 2001. In January 2001, the Company issued 1,225 additional shares in connection with the acquisition.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

5. COMMITMENTS AND CONTINGENCIES

LEASES

     Rents charged to expense were approximately $1,740,000, $2,878,000 and $2,423,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The principal leases expire on December 31, 2002. Aggregate future minimum lease payments under the capital lease and noncancellable operating leases as of December 31, 2000 are as follows (in thousands):

                                                              CAPITAL    OPERATING
YEAR ENDED DECEMBER 31,                                       LEASES      LEASES
-----------------------                                       -------    ---------
2001........................................................   $ 241      $3,243
2002........................................................     241       2,306
2003........................................................     230         593
2004........................................................     116         436
2005 and thereafter.........................................     106          26
                                                               -----      ------
          Total.............................................     934      $6,604
  Less amount representing interest.........................    (142)
                                                               -----
  Net present value of future minimum lease payments........     792
  Less current portion of capital lease obligation..........    (176)
                                                               -----
  Long-term portion of capital lease obligation.............   $ 616
                                                               =====

EMPLOYMENT AGREEMENTS

     The Company has entered into employment contracts with certain executives and other key employees. The agreements provide for total severance payments of up to approximately $1.8 million for termination of employment for any reason other than cause. Payment terms vary from a lump sum payment to equal monthly installments over a period of not more than 12 months.

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

6. LONG-TERM DEBT

     A portion of the purchase price of the Intrepa acquisition has been funded with the issuance of a promissory note (the "Note"). Unless prepaid at the option of the Company, the Note is payable in four equal installments of $1,750,000, to be paid every six months beginning on October 1, 2001 and concluding on April 1, 2003. The Note is subject to interest at a rate of 8% per year, which is due on the last day of each fiscal quarter of the Company for so long as principal remains outstanding under the Note. Long-term debt consists of the following (in thousands):

Promissory note bearing interest at 8% per year, repayable
  every six months through April 1, 2003....................  $ 7,000
Accrued interest at December 31, 2000.......................      103
Less current portion........................................   (1,853)
                                                              -------
Long-term portion...........................................  $ 5,250
                                                              =======

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

     Future principal payments under the note as of December 31, 2000 are as follows (in thousands):

YEAR ENDED DECEMBER 31,
-----------------------
       2001.................................................  $1,750
       2002.................................................   3,500
       2003.................................................   1,750
                                                              ------
          Total.............................................   7,000
                                                              ======

7. ACQUISITIONS

  Fiscal 2000 Acquisition

     On October 24, 2000, the Company acquired substantially all of the assets of Intrepa, L.L.C. ("Intrepa") for a purchase price of approximately $31.0 million. The purchase price consists of a cash payment of $13.0 million, the issuance of approximately $10.2 million of the Company's $.01 par value per share common stock (approximately 174,000 shares), and the issuance by the Company of a promissory note for $7.0 million. The Company also incurred approximately $0.9 million of transaction costs related to the acquisition. The purchase price includes the assumption of substantially all of the liabilities of Intrepa, including immediate payment by the Company of the remaining $2.0 million of principal and up to $15,000 interest on a promissory note previously issued by Intrepa. The acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price has been allocated to net liabilities assumed of $2.6 million, acquired in-process research and development of $2.4 million (see Note 8), acquired developed technology of $7.5 million, and other intangible assets of $23.3 million. Acquired developed technology is being amortized over an estimated five-year useful life and other intangible assets are being amortized over a seven-year useful life.

     Unaudited pro forma operating results for the year ended December 31, 2000, assuming that the acquisition had occurred at the beginning of 2000 is as follows:

                                                                2000
                                                              --------
Revenues....................................................  $140,728
Pro forma net income........................................    11,528
Pro forma diluted net income per share......................  $   0.38

  Acquisitions prior to Fiscal 2000

     On February 16, 1998, the Company purchased all of the outstanding stock of Performance Analysis Corporation ("PAC") for $2,200,000 in cash and 106,666 shares of the Company's common stock valued at $10.00 per share (the "PAC Acquisition"). PAC is a developer of distribution center slotting software. The PAC Acquisition was accounted for as a purchase. The purchase price of approximately $3,300,000, has been allocated to the assets acquired and liabilities assumed of $464,000, including in-process research and development of $1,602,000 (see Note 8), purchased software of $500,000, and other intangible assets of $765,000. Purchased software is being amortized over an estimated two-year useful life and other intangible assets are being amortized over a seven-year useful life.

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

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

     Unaudited pro forma operating results for the years ended December 31, 1997 and 1998, assuming that the acquisitions had occurred at the beginning of 1997 are as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
Revenues....................................................  $37,795   $66,249
Pro forma net income........................................    5,375     6,195
Pro forma diluted net income per share......................     0.26      0.24

8. IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION-RELATED RESTRUCTURING CHARGES

     In-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not reached technological feasibility and has no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to in-process research and development meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $2,425,000 and $1,602,000 were recorded during 2000 and 1998, respectively, as part of the allocations of the purchase prices related to the acquisitions of Intrepa and PAC.

     In 2000, the Company recorded a restructuring charge as a result of the acquisition of Intrepa. The charge consists entirely of severance related costs. The Company expects these costs to be utilized in the next twelve months. The following is a summary of the amounts incurred at December 31, 2000:

                                                    2000 CHARGE   UTILIZED 2000   TO BE UTILIZED
                                                    -----------   -------------   --------------
Employee severance................................   $576,000       $121,000         $455,000

9. FOREIGN OPERATIONS

     During 1998, the Company commenced operations in Europe. Total revenue for Europe was approximately $130,000, $3.8 million and $10.3 million for the year ended December 31, 1998, 1999 and 2000, respectively. Total net loss for Europe was approximately $609,000 for the year ended December 31, 1998. Total net income for Europe was approximately $28,000 and $1.2 million for the years ended December 31, 1999 and 2000, respectively. Total assets for Europe were approximately $283,000, $2.3 million and $4.6 million as of December 31, 1998, 1999 and 2000, respectively.

10. EMPLOYEE BENEFIT PLAN

     The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the "401(k) Plan"), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan's deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 18% up to $10,500 of eligible compensation, as defined, to the 401(k) Plan. The Company provides for a 50% matching contribution up to 6% of eligible compensation being contributed after the participant's first year of employment. During the years ended December 31, 1998, 1999 and 2000, the Company made matching contributions to the 401(k) Plan of $159,000, $413,000 and $706,000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 30, 2001 under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." Certain information regarding executive officers of the Company is included in Part I of this report on Form 10-K under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 30, 2001 under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 30, 2001 under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 30, 2001 under the caption "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

     2. Financial Statement Schedule

     The following financial statement schedule is filed as a part of this report:

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Manhattan Associates, Inc.

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Manhattan Associates, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 25, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The forgoing schedule is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 25, 2001

                                  SCHEDULE II

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT    ADDITIONS                  BALANCE
                                                  BEGINNING OF   CHARGED TO                AT END OF
CLASSIFICATION:                                      PERIOD      OPERATIONS   DEDUCTIONS     PERIOD
---------------                                   ------------   ----------   ----------   ----------
Allowance for doubtful accounts for the year
  ended:
  December 31, 1998.............................   $  970,000    $3,409,000   $2,779,000   $1,600,000
  December 31, 1999.............................    1,600,000     9,015,000    5,142,000    5,473,000
  December 31, 2000.............................    5,473,000     3,510,000    4,185,000    4,798,000

     All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

     (b) Reports on Form 8-K.

     The Company filed a report on Form 8-K dated November 7, 2000 regarding its acquisition of Intrepa, L.L.C.

     (c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 3.1    --   Articles of Incorporation of the Registrant (Incorporated by
             reference to Exhibit 3.1 to the Company's Registration
             Statement on Form S-1 (File No. 333-47095) filed on February
             27, 1998).
 3.2    --   Bylaws of the Registrant (Incorporated by reference to
             Exhibit 3.2 to the Company's Registration Statement on Form
             S-1 (File No. 333-47095) filed on February 27, 1998).
 4.1    --   Provisions of the Articles of Incorporation and Bylaws of
             the Registrant defining rights of the holders of common
             stock of the Registrant (Incorporated by reference to
             Exhibit 4.1 to the Company's Registration Statement on Form
             S-1 (File No. 333-47095) filed on February 27, 1998).
 4.2    --   Specimen Stock Certificate (Incorporated by reference to
             Exhibit 4.2 filed to the Company's Pre-Effective Amendment
             No. 1 to its Registration Statement on Form S-1 (File No.
             333-47095) filed on April 2, 1998).
10.1    --   Lease Agreement by and between Wildwood Associates, a
             Georgia general partnership, and the Registrant dated
             September 24, 1997 (Incorporated by reference to Exhibit
             10.1 to the Company's Registration Statement on Form S-1
             (File No. 333-47095) filed on February 27, 1998).
10.2    --   First Amendment to Lease between Wildwood Associates, a
             Georgia general partnership, and the Registrant dated
             October 31, 1997 (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File
             No. 333-47095) filed on February 27, 1998).
10.3    --   Summary Plan Description of the Registrant's Money Purchase
             Plan & Trust, effective January 1, 1997 (Incorporated by
             reference to Exhibit 10.3 to the Company's Registration
             Statement on Form S-1 (File No. 333-47095) filed on February
             27, 1998).
10.4    --   Summary Plan Description of the Registrant's 401(k) Plan and
             Trust, effective January 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on
             Form S-1 (File No. 333-47095) filed on February 27, 1998).
10.5    --   Form of Indemnification Agreement with certain directors and officers of the Registrant (Incorporated by reference to
             Exhibit 10.5 to the Company's Registration Statement on Form
             S-1 (File No. 333-47095) filed on February 27, 1998).
10.6    --   Contribution Agreement between the Registrant and Daniel
             Basmajian, Sr. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No.
             333-47095) filed on February 27, 1998).
10.7    --   Form of Tax Indemnification Agreement for direct and
             indirect shareholders of Manhattan Associates Software, LLC
             (Incorporated by reference to Exhibit 10.7 to the Company's
             Registration Statement on Form S-1 (File No. 333-47095)
             filed on February 27, 1998).
10.8    --   Second Amendment to Lease Agreement between Wildwood
             Associates, a Georgia general partnership, and the
             Registrant, dated February 27, 1998 (Incorporated by
             reference to Exhibit 10.8 to the Company's Pre-Effective
             Amendment No. 1 to its Registration Statement on Form S-1
             (File No. 333-47095) filed on April 2, 1998).
10.9    --   Third Amendment to Lease Agreement between Wildwood
             Associates and the Registrant, dated October 24, 2000.
10.10   --   Share Purchase Agreement between Deepak Raghavan and the
             Registrant effective as of February 16, 1998 (Incorporated by reference to Exhibit 10.9 to the Company's Registration
             Statement on Form S-1 (File No. 333-47095) filed on February
             27, 1998).

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.11   --   Manhattan Associates, Inc. Stock Incentive Plan
             (Incorporated by reference to Exhibit 10.10 to the Company's
             Registration Statement on Form S-1 (File No. 333-47095)
             filed on February 27, 1998).
10.12   --   Manhattan Associates, LLC Option Plan (Incorporated by
             reference to Exhibit 10.11 to the Company's Registration
             Statement on Form S-1 (File No. 333-47095) filed on February
             27, 1998).
10.13   --   Executive Employment Agreement executed by Neil Thall
             (Incorporated by reference to Exhibit 10.14 to the Company's
             Pre-Effective Amendment No. 1 to its Registration Statement
             on Form S-1 (File No. 333-47095) filed on April 2, 1998).
10.14   --   Form of License Agreement, Software Maintenance Agreement
             and Consulting Agreement (Incorporated by reference to
             Exhibit 10.18 to the Company's Pre-Effective Amendment No. 1
             to its Registration Statement on Form S-1 (File No.
             333-47095) filed on April 2, 1998).
10.15   --   Sub-Sublease Agreement between Scientific Research
             Corporation, a Georgia corporation, and the Registrant,
             dated July 2, 1998 (Incorporated by reference to Exhibit
             10.19 to the Company's Annual Report for the period ended
             December 31,1998, filed on March 31, 1999).
10.16   --   Sub-Sublease Agreement between The Profit Recovery Group
             International 1, Inc., a Georgia corporation, and the
             Registrant, dated August 19, 1998 (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report for the
             period ended December 31, 1998, filed on March 31, 1999).
10.17   --   Standard Sublease Agreement between Life Office Management
             Association, Inc. and the Registrant, dated October 20,
             2000.
10.18   --   Standard Sublease Agreement between Chevron USA Inc. and the
             Registrant, dated November 20, 2000.
10.19   --   Form of Software License, Services and Maintenance Agreement
             (Incorporated by reference to Exhibit 10.21 to the Company's
             Annual Report for the period ended December 31, 1998, filed on March 31, 1999).
10.20   --   First Amendment to the Manhattan Associates, Inc. 1998 Stock
             Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report for the period ended December
             31, 1998, filed on March 31, 1999).
10.21   --   Second Amendment to the Manhattan Associates, Inc. 1998
             Stock Incentive Plan (Incorporated by reference to Exhibit
             10.23 to the Company's Annual Report for the period ended
             December 31, 1998, filed on March 31, 1999).
10.22   --   Third Amendment to the Manhattan Associates, Inc. 1998 Stock
             Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report for the period ended December
             31, 1998, filed on March 31, 1999).
10.23   --   Fourth Amendment to the Manhattan Associates, Inc. 1998
             Stock Incentive Plan (Incorporated by reference to Exhibit
             10.25 to the Company's Annual Report for the period ended
             December 31, 1999, filed on March 30, 2000).
10.24   --   Executive Employment Agreement executed by Richard M.
             Haddrill, dated October 11, 1999 (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report for the
             period ended December 31, 1999, filed on March 30, 2000).
10.25   --   Lease Agreement by and between Tektronix UK Limited,
             Manhattan Associates Limited and Manhattan Associates, Inc.,
             dated October 21, 1999 (Incorporated by reference to Exhibit
             10.27 to the Company's Annual Report for the period ended
             December 31, 1999, filed on March 30, 2000).
21.1    --   List of Subsidiaries (Incorporated by reference to Exhibit
             21.1 to the Company's Registration Statement on Form S-1
             (File No. 333-47095) filed on February 27, 1998).
23.1    --   Consent of Arthur Andersen LLP.
99.1    --   Safe Harbor Compliance Statement for Forward-Looking
             Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MANHATTAN ASSOCIATES, INC.

                                          By: /s/   ALAN J. DABBIERE
                                            ------------------------------------
                                                      Alan J. Dabbiere
                                             Chairman of the Board of Directors

Date: April 2, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

               /s/ ALAN J. DABBIERE                  Chairman of the Board                 April 2, 2001
---------------------------------------------------
                 Alan J. Dabbiere

              /s/ RICHARD M. HADDRILL                Chief Executive Officer, President    April 2, 2001
---------------------------------------------------    and Director (Principal Executive
                Richard M. Haddrill                    Officer)

            /s/ THOMAS W. WILLIAMS, JR.              Senior Vice President, Chief          April 2, 2001
---------------------------------------------------    Financial Officer and Treasurer
              Thomas W. Williams, Jr.                  (Principal Financial and
                                                       Accounting Officer)

                /s/ DEEPAK RAGHAVAN                  Director                              April 2, 2001
---------------------------------------------------
                  Deepak Raghavan

               /s/ BRIAN J. CASSIDY                  Director                              April 2, 2001
---------------------------------------------------
                 Brian J. Cassidy

               /s/ JOHN R. HARDESTY                  Director                              April 2, 2001
---------------------------------------------------
                 John R. Hardesty

              /s/ JOHN J. HUNTZ, JR.                 Director                              April 2, 2001
---------------------------------------------------
                John J. Huntz, Jr.

               /s/ THOMAS E. NOONAN                  Director                              April 2, 2001
---------------------------------------------------
                 Thomas E. Noonan