Form 10-Q
period 2001-03-31
MANHATTAN ASSOCIATES INC
filed 2001-05-15
CIK 1056696

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Issuer's class of capital stock outstanding as of May 11, 2001, the latest practicable date, is as follows: 26,843,138 shares of common stock, $0.01 par value per share.

================================================================================

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001


                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
ITEM 1.    FINANCIAL STATEMENTS.

           Condensed Consolidated Balance Sheets as of March 31, 2001
                  (unaudited) and December 31, 2000                                    3

           Condensed Consolidated Statements of Income for the three months
                  ended March 31, 2001 and 2000 (unaudited)                            4

           Condensed Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2001 and 2000 (unaudited)                     5

           Notes to Condensed Consolidated Financial Statements (unaudited)            6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.                                                  9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                15

                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.                                                         16

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.                                 16

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.                                           16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                       16

ITEM 5.    OTHER INFORMATION.                                                         16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                          16

SIGNATURES.                                                                           17


                                    Form 10-Q

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      March 31, 2001     December 31, 2000
                                                                                      --------------     -----------------
                                                                                       (UNAUDITED)
                                     ASSETS

Current assets:
     Cash and cash equivalents .................................................         $   68,741          $   51,032
     Short-term investments ....................................................              3,014              16,635
     Accounts receivable, net of allowance for doubtful accounts of $4,367
        and $4,798 at March 31, 2001 and December 31, 2000, respectively .......             30,024              28,177
     Deferred income taxes .....................................................              2,289               2,488
     Refundable income taxes ...................................................              2,450               5,795
     Prepaid expenses and other current assets .................................              2,766               2,573
                                                                                         ----------          ----------
         Total current assets ..................................................            109,284             106,700

Property and equipment, net ....................................................             11,432              10,833
Deferred income taxes ..........................................................              2,379               2,245
Intangible assets, net .........................................................             31,037              32,454
Other assets ...................................................................                146                 143
                                                                                         ----------          ----------
             Total assets ......................................................         $  154,278          $  152,375
                                                                                         ==========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities ..................................         $   12,948          $   20,877
     Current portion of note payable ...........................................              1,750               1,750
     Current portion of capital lease obligations ..............................                159                 176
     Income taxes payable ......................................................              1,046                 374
     Deferred revenue ..........................................................             15,634              13,331
                                                                                         ----------          ----------
         Total current liabilities .............................................             31,537              36,508

Long-term portion of note payable ..............................................              5,250               5,250
Long-term portion of capital lease obligations .................................                567                 616

Shareholders' equity:
     Preferred stock, no par value; 20,000,000 shares authorized, no
       shares issued or outstanding at March 31, 2001 and December 31, .........                 --
       2000 ....................................................................                 --
     Common stock, $.01 par value; 100,000,000 shares authorized,
       26,658,191 and 26,443,996 shares issued and outstanding at
       March 31, 2001 and December 31, 2000, respectively ......................                267                 264
     Additional paid-in capital ................................................             92,413              89,583
     Retained earnings .........................................................             24,697              20,425
     Accumulated other comprehensive loss ......................................               (283)                (78)
     Deferred compensation .....................................................               (170)               (193)
                                                                                         ----------          ----------
         Total shareholders' equity ............................................            116,924             110,001
                                                                                         ----------          ----------
             Total liabilities and shareholders' equity ........................         $  154,278          $  152,375
                                                                                         ==========          ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.


                                    Form 10-Q

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                               -------------------------
                                                                                 2001             2000
                                                                               --------         --------
Revenue:
     Software fees ...................................................         $  7,841         $  5,036
     Services ........................................................           23,497           17,544
     Hardware ........................................................            4,737            5,763
                                                                               --------         --------
         Total revenue ...............................................           36,075           28,343

Costs and Expenses:
     Cost of software fees ...........................................              485              277
     Cost of services ................................................            9,898            8,162
     Cost of hardware ................................................            3,608            4,701
     Research and development ........................................            5,038            3,046
     Sales and marketing .............................................            5,313            3,977
     General and administrative ......................................            4,192            3,773
     Amortization of acquisition-related intangibles .................            1,310               94
                                                                               --------         --------
         Total costs and expenses ....................................           29,844           24,030
                                                                               --------         --------
Operating income .....................................................            6,231            4,313
Other income, net ....................................................              550              403
                                                                               --------         --------
Income before income taxes ...........................................            6,781            4,716
Income tax provision .................................................            2,509            1,792
                                                                               --------         --------
Net income ...........................................................         $  4,272         $  2,924
                                                                               ========         ========

Basic net income per share ...........................................         $   0.16         $   0.12
                                                                               ========         ========
Diluted net income per share .........................................         $   0.14         $   0.10
                                                                               ========         ========

Weighted average number of shares:
    Basic ............................................................           26,544           24,366
                                                                               ========         ========
    Diluted ..........................................................           30,674           28,946
                                                                               ========         ========

     See accompanying Notes to Condensed Consolidated Financial Statements.


                                    Form 10-Q

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               -------------------------
                                                                                 2001             2000
                                                                               --------         --------
OPERATING ACTIVITIES:
  Net income .........................................................         $  4,272         $  2,924
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...................................            1,393            1,200
     Amortization of acquisition-related intangibles .................            1,310               94
     Stock compensation ..............................................               22               21
     Tax benefit of options exercised ................................            1,739               --
     Deferred income taxes ...........................................               66               97
     Changes in operating assets and liabilities:
       Accounts receivable, net ......................................           (2,146)            (970)
       Other assets ..................................................             (232)             459
       Accounts payable and accrued liabilities ......................           (7,818)           3,246
       Income taxes ..................................................            4,056             (140)
       Deferred revenue ..............................................            2,372            2,934
                                                                               --------         --------
  Net cash provided by operating activities ..........................            5,034            9,865

INVESTING ACTIVITIES:
     Purchase of property and equipment ..............................           (1,924)            (939)
     Sales (purchases) of short-term investments, net ................           13,616             (442)
                                                                               --------         --------
  Net cash provided by (used in) investing activities ................           11,692           (1,381)

FINANCING ACTIVITIES:
     Payment of capital lease obligations ............................              (66)             (40)
     Proceeds from issuance of common stock ..........................            1,093            1,446
                                                                               --------         --------
 Net cash provided by financing activities ...........................            1,027            1,406
     Foreign currency impact on cash .................................              (44)               7
                                                                               --------         --------
 Net increase in cash and cash equivalents ...........................           17,709            9,897
 Cash and cash equivalents at beginning of period ....................           51,032           19,695
                                                                               --------         --------
 Cash and cash equivalents at end of period ..........................         $ 68,741         $ 29,592
                                                                               ========         ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid (received) for income taxes ............................         $ (3,345)        $  1,837
                                                                               ========         ========

    Cash paid for interest ...........................................              259               21
                                                                               ========         ========

     See accompanying Notes to Condensed Consolidated Financial Statements.


                                    Form 10-Q

                   MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company's management, these condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the financial position at March 31, 2001, the results of operations for the three month periods ended March 31, 2001 and 2000 and changes in cash flows for the three month periods ended March 31, 2001 and 2000. The results for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000.

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

         The Company's services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to the Company's software products. Fees for professional services performed by the Company are generally billed on an hourly basis and revenue is recognized as the services are performed. Fees from customer support services and software enhancement subscriptions are generally paid in advance and recognized as revenue ratably over the term of the agreements, typically 12 months.


                                    Form 10-Q

         Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company's software solutions. These products include computer equipment, radio frequency terminal networks, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment by the vendor to the customer. The Company generally purchases hardware from its vendors only after receiving an order from a customer. As a result, the Company does not maintain significant amounts of hardware inventory.

4.       COMPREHENSIVE INCOME

         Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on investments that have been previously excluded from net income and reflected in shareholders' equity.

         The following table sets forth the calculation of comprehensive income:

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                         ------------------------
                                                                                           2001             2000
                                                                                         -------          -------
                                                                                              (in thousands)
               Net income ......................................................         $ 4,272          $ 2,924
               Other comprehensive net loss, net of tax:
                   Unrealized gain (loss) on investments, net of taxes
                     of $1 and $5 in 2001 and 2000, respectively................              (2)               8
                   Foreign currency loss, net of taxes of $75 and $6 in
                     2001 and 2000, respectively ...............................            (127)             (11)
                                                                                         -------          -------
               Other comprehensive loss ........................................            (129)              (3)
                                                                                         -------          -------
               Comprehensive net income ........................................         $ 4,143          $ 2,921
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

         The following is a reconciliation of the shares used in the computation of net income per share:

                                         Three Months Ended                    Three Months Ended
                                            March 31, 2001                       March 31, 2000
                                     --------------------------            --------------------------
                                      Basic             Diluted             Basic             Diluted
                                     -------            -------            -------            -------
                                           (in thousands)                        (in thousands)
Weighted Shares .........             26,544             26,544             24,366             24,366
Effect of CESs ..........                 --              4,130                 --              4,580
                                     -------            -------            -------            -------
                                      26,544             30,674             24,366             28,946
                                     =======            =======            =======            =======

6.       RECLASSIFICATIONS

         Certain reclassifications were made to the prior year's financial statements to conform with the 2001 presentation.


                                    Form 10-Q

7.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted the new statement on January 1, 2001. The adoption of this Statement did not have a significant impact on the Company's financial statements.

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Statement did not have a significant impact on the Company's financial statements.














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

         Our services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to our software products. Fees from professional services


                                    Form 10-Q
performed by us are generally billed on an hourly basis and revenue is recognized as the services are performed. Fees from customer support services and software enhancement subscriptions are generally paid in advance and recognized as revenue ratably over the term of the agreement, typically 12 months.

         Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to our software solutions. These products include computer equipment, radio frequency terminal networks, bar code printers and scanners, and other peripherals. We generally purchase hardware from our vendors only after receiving an order from a customer and revenue is recognized upon shipment by the vendor to the customer.

    Acquisition

         On October 24, 2000, we acquired substantially all of the assets of Intrepa, L.L.C. ("Intrepa") for a purchase price of approximately $31.0 million. The purchase price consists of a cash payment of $13.0 million, the issuance of approximately $10.0 million of our $.01 par value per share common stock (totaling 236,957 shares), and the issuance by us of a promissory note for $7.0 million. We also incurred approximately $0.9 million of transaction costs related to the acquisition. The purchase price includes the assumption of substantially all of the liabilities of Intrepa, including immediate payment by us of the remaining $2.0 million of principal and up to $15,000 of interest on a promissory note previously issued by Intrepa. The acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price has been allocated to net liabilities assumed of $2.6 million, acquired research and development of $2.4 million, acquired developed technology of $7.5 million, and other intangible assets of $23.3 million. Acquired developed technology is being amortized over an estimated five-year useful life and other intangible assets are being amortized over a seven-year useful life. In connection with this acquisition, we realigned our resources, which resulted in severance-related expenses of $576,000 during the quarter ended December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    REVENUE

         Our revenue consists of fees generated from the licensing of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment. Total revenue increased 27% to $36.1 million for the quarter ended March 31, 2001, from $28.3 million for the quarter ended March 31, 2000. In spite of the increase in total revenues over the comparable quarter of the prior year, we have experienced some effects from the deterioration of the United States' economy in the form of delayed buying decisions by customers for our software and services, deferrals by customers of services engagements previously scheduled and pressures by our customers and competitors to discount our offerings. We believe that a continuation of or a further deterioration in the current business climate within the United States and/or the deterioration of macro-economic conditions within other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our operations.

         Software Fees. Software fees increased to $7.8 million for the quarter ended March 31, 2001, from $5.0 million for the quarter ended March 31, 2000, an increase of $2.8 million or 56%. The increase in revenue from the licensing of software is primarily due to two factors: i) a significant increase in sales of


                                    Form 10-Q
software licenses outside of North America, which accounted for approximately 35% of software fees in the first quarter of 2001; and ii) sales of SlotInfo, WorkInfo and SmartInfo (collectively, "Optimize Suite"), infolink and
Logistics PRO TMS, which accounted for approximately 28% of software fees in the first quarter of 2001.

         Services. Services revenue increased to $23.5 million for the quarter ended March 31, 2001, from $17.5 million for the quarter ended March 31, 2000, an increase of $6.0 million or 34%. The increase in revenue from services is principally due to increases in the number of PkMS implementations and upgrades contracted for during the latter half of 2000 and early 2001, more efficient utilization of professional services personnel and renewals of customer support services and software enhancement subscription agreements on a growing installed base.

         Hardware. Hardware revenue decreased to $4.7 million for the quarter ended March 31, 2001, from $5.8 million for the quarter ended March 31, 2000, a decrease of $1.1 million or 18%. The decline in sales of hardware in the first quarter of 2001 is largely a function of the technological sophistication and purchasing power of customers buying PkMS and the increase in sales of our Optimize Suite of products, which require less hardware than PkMS.

    COSTS AND EXPENSES

         Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; and the amortization of research and development costs capitalized prior to the third quarter of 1999. Cost of software fees increased by 75% to $485,000, or 6% of software fees, for the quarter ended March 31, 2001, from $277,000, or 6% of software fees, for the quarter ended March 31, 2000.

         Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services revenue increased by 21% to $9.9 million, or 42% of services revenue, for the quarter ended March 31, 2001, from $8.2 million, or 47% of services revenue, for the quarter ended March 31, 2000. The decrease in cost of services revenue as a percentage of services revenue is primarily due to increased efficiencies in the delivery of professional services from planned efficiency initiatives, an increase in the billable utilization of services personnel and leverage of existing customer support services infrastructure.

         Cost of Hardware. Cost of hardware revenue decreased by 23% to $3.6 million, or 76% of hardware revenue, for the quarter ended March 31, 2001, from $4.7 million, or 82% of hardware revenue, for the quarter ended March 31, 2000. The decrease in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with relatively higher gross margins during the quarter ended March 31, 2001, as compared to hardware sales during the quarter ended March 31, 2000.

         Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses increased by 65% to $5.0 million, or 14% of total revenue, for the quarter ended March 31, 2001, from $3.0 million, or 11% of total revenue, for the quarter ended March 31, 2000. The increase in research and development expenses is principally attributable to additional personnel dedicated to our ongoing research and development efforts, approximately 35 of whom became employees upon the acquisition of Intrepa in the fourth quarter of 2000. Principal research and development projects in the first quarter of 2001 that were not present in the first quarter of 2000 include the re-architecture of the N-Tier version of PkMS, and the continued development and enhancement of our Optimize Suite, infolink, our business collaboration product, and products acquired from Intrepa. No software development costs were capitalized in the quarters ended March 31, 2001 or 2000.


                                    Form 10-Q

         Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 34% to $5.3 million, or 15% of total revenue, for the quarter ended March 31, 2001, from $4.0 million, or 14% of total revenue, for the quarter ended March 31, 2000. The increase in sales and marketing expenses over the comparable quarter of the prior year is principally attributable to an increase in the number of sales and marketing personnel and expanded marketing programs associated with new products and product re-branding initiatives.

         General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 11% to $4.2 million, or 12% of total revenue, for the quarter ended March 31, 2001, from $3.8 million, or 13% of total revenue, for the quarter ended March 31, 2000. The increase in general and administrative expenses is principally attributable to an increase in depreciation and amortization expense associated with investments in property and equipment to support our business and improve our infrastructure. Depreciation and amortization expense included in general and administrative expenses was $1.4 million and $1.2 million for the quarters ended March 31, 2001 and 2000, respectively.

         Amortization of Acquisition-Related Intangibles. We have recorded intangible assets as part of the purchase accounting associated with three acquisitions: (i) the acquisition of Performance Analysis Corporation in February 1998; (ii) the acquisition of certain assets of Kurt Salmon Associates, Inc. in October 1998; and (iii) the acquisition of Intrepa in October 2000. As a direct result of the acquisition of Intrepa, amortization of acquisition-related intangibles increased from $94,000, or 0.3% of total revenue, for the quarter ended March 31, 2000, to $1.3 million, or 3.6% of total revenue, for the quarter ended March 31, 2001.

    OPERATING INCOME

         Operating income increased $1.9 million to $6.2 million, or 17% of total revenue, for the quarter ended March 31, 2001, from $4.3 million, or 15% of total revenue, for the quarter ended March 31, 2000. The increase in operating income is principally due to the 39% growth in software fees and services over the first quarter of 2000 combined with improved efficiencies in our business. Excluding amortization of acquisition-related intangibles, operating income was $7.5 million, or 21% of total revenue, and $4.4 million, or 16% of total revenue, for the first quarters of 2001 and 2000, respectively.

    OTHER INCOME, NET

         Other income, net increased from $403,000 for the quarter ended March 31, 2000 to $550,000 for the quarter ended March 31, 2001 due to an increase in cash, cash equivalents and short-term investments on hand. Other income, net for the first quarter of 2001 includes approximately $140,000 of interest expense associated with the note payable issued as part of the purchase price of Intrepa.


                                    Form 10-Q

    INCOME TAXES

         The provision for income taxes was $2.5 million, or 37% of taxable income, for the quarter ended March 31, 2001, compared to $1.8 million, or 38% of taxable income, for the quarter ended March 31, 2000. The quarterly income tax rate reflects our estimated annual effective income tax rate and considers the source of estimated taxable income, effective state and international income tax rates and anticipated tax credits. The provision for income taxes for the quarter ending March 31, 2001 does not include the $1.7 million tax benefit realized from options exercised during the quarter. This tax benefit reduces our income tax liability and is included in additional paid-in capital.

    NET INCOME PER SHARE

         Diluted net income per share for the quarters ended March 31, 2001 and 2000 was $0.14 and $0.10, respectively, on fully diluted shares outstanding of 30,674,000 and 28,946,000, respectively. The increase in fully diluted shares outstanding since the first quarter of 2000 is principally attributable to the increase in the number of shares of Common Stock outstanding as a result of stock option exercises and shares issued in conjunction with the acquisition of Intrepa. Excluding tax-effected amortization of acquisition-related intangibles, diluted net income was $5.1 million, or 14% of total revenue and $0.17 per fully diluted share, for the quarter ended March 31, 2001. This compares to diluted net income of $3.0 million, excluding tax-effected amortization of acquisition-related intangibles, or 11% of total revenue and $0.10 per fully diluted share, for the quarter ended March 31, 2000.

    LIQUIDITY AND CAPITAL RESOURCES

         We have funded our operations primarily through cash generated from operations and the proceeds from our initial public offering in April 1998. As of March 31, 2001, we had approximately $71.8 million in cash, cash equivalents and short-term investments, as compared to approximately $67.7 million at December 31, 2000.

         Our operating activities provided cash of approximately $5.0 million for the three months ended March 31, 2001 and $9.9 million for the three months ended March 31, 2000. Cash from operating activities for the quarter ended March 31, 2001 arose principally from increases in operating income, prepayments of customer support services and software enhancement subscriptions on a growing installed base and an accelerated refund of income taxes, partially reduced by an increase in days sales outstanding (DSO) and cash payments of approximately $4.2 million during the first quarter of 2001 on fiscal year-end related liabilities accrued as of December 31, 2000. DSO increased from 71 days at December 31, 2000 to 75 days at March 31, 2001. The majority of the increase in DSO was collected early in April 2001.

         Our investing activities provided cash of approximately $11.7 million for the three months ended March 31, 2001. Cash from investing activities arose principally from sales of short-term investments (investments with original maturities greater than 90 days), reduced by the purchase of capital equipment to support our business and infrastructure.

         Our financing activities provided cash of approximately $1.0 million and $1.4 million for the three months ended March 31, 2001 and 2000, respectively. The principal sources of cash provided by financing


                                    Form 10-Q
activities in both periods were the proceeds from the issuance of common stock pursuant to the exercise of stock options.

         We believe that existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months.

    FORWARD LOOKING STATEMENTS

         Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see
Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2000. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.


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

         Total international revenue was approximately $5.8 million and $2.7 million for the three months ended March 31, 2001 and 2000, respectively, which represents approximately 16% and 10% of our total revenue for the three months ended March 31, 2001 and 2000, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States. International software fees and services accounted for approximately 18% and 11% of total software fees and services in the first quarters of 2001 and 2000, respectively.

         We conduct our direct European operations principally out of an office in the United Kingdom, consisting of approximately 65 employees. Total revenue for the European operations was approximately $4.6 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively, which represents approximately 13% and 6% of our total revenue for the three months ended March 31, 2001 and 2000, respectively.

         We recognized a foreign exchange rate loss of approximately $79,000 during the three months ended March 31, 2001, classified in "Other income, net" on our Condensed Consolidated Statements of Income. The effect of foreign exchange rate fluctuation was not material during the three months ended March 31, 2000; therefore, no foreign exchange rate gain or loss was recognized during that period.

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

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at March 31, 2001 was approximately 4.7%, as compared to 5.6% at March 31, 2000. The fair value of cash equivalents and short-term investments held at March 31, 2001 was $61.5 million.


                                    Form 10-Q

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Many of our implementations involve products that are critical to the operations of our clients' businesses. Any failure in our products and/or the related implementations could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in our contracts will be enforceable in all instances. We were not a party to any material legal proceedings during the quarter covered by the report.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                           The Company is filing no exhibits with this Report.

         (b)      Reports to be filed on Form 8-K.

                           The Company filed a Current Report on Form 8-K/A on January 8, 2001 providing disclosure on Item 7 of that Form.


                                    Form 10-Q

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MANHATTAN ASSOCIATES, INC.



Date:   May 15, 2001           /s/ Richard M. Haddrill
                               ------------------------------------------------
                               Richard M. Haddrill
                               Chief Executive Officer, President and Director
                               (Principal Executive Officer)



Date:   May 15, 2001           /s/ Thomas Williams
                               ------------------------------------------------
                               Thomas Williams
                               Senior Vice President, Chief Financial Officer
                               and Treasurer
                               (Principal Financial and Accounting Officer)


                                   Form 10-Q
                                Page 17 of 17