Form 10-Q
period 2001-06-30
MANHATTAN ASSOCIATES INC
filed 2001-08-14
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_______________

Commission File Number: 0-23999

MANHATTAN ASSOCIATES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2373424 (I.R.S. Employer Identification No.)

2300 Windy Ridge Parkway, Suite 700 Atlanta, Georgia (Address of Principal Executive Offices)	30339 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (770) 955-7070

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes       No

The number of shares of the Issuer’s class of capital stock outstanding as of August 9, 2001, the latest practicable date, is as follows: 27,301,208 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2001

PART I
FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000	3

	Condensed Consolidated Statements of Income for the three months ended June 30, 2001 and 2000 (unaudited) and for the six months ended June 30, 2001 and 2000 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2001	December 31, 2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$76,925	$51,032

Short-term investments	7,814	16,635

Accounts receivable, net of allowance for doubtful accounts of $4,038 and $4,798 at June 30, 2001 and December 31, 2000, respectively	27,219	28,177

Deferred income taxes	2,065	2,488

Refundable income taxes	2,451	5,795

Prepaid expenses and other current assets	2,830	2,573

Total current assets	119,304	106,700

Property and equipment, net	12,009	10,833

Deferred income taxes	2,698	2,245

Intangible assets, net	29,694	32,454

Other assets	150	143

Total assets	$163,855	$152,375

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$12,124	$20,877

Current portion of note payable	3,500	1,750

Current portion of capital lease obligations	183	176

Income taxes payable	1,794	374

Deferred revenue	15,755	13,331

Total current liabilities	33,356	36,508

Long-term portion of note payable	3,500	5,250

Long-term portion of capital lease obligations	519	616

Shareholders’ equity:

Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at June 30, 2001 and December 31, 2000	—	—

Common stock, $.01 par value; 100,000,000 shares authorized, 27,179,283 and 26,443,996 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	272	264

Additional paid-in capital	97,142	89,583

Retained earnings	29,491	20,425

Accumulated other comprehensive loss	(277)	(78)

Deferred compensation	(148)	(193)

Total shareholders’ equity	126,480	110,001

Total liabilities and shareholders’ equity	$163,855	$152,375

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:

Software fees	$9,362	$5,686	$17,203	$10,722

Services	23,890	19,228	47,387	36,772

Hardware	2,872	9,714	7,609	15,477

Total revenue	36,124	34,628	72,199	62,971

Costs and Expenses:

Cost of software fees	385	539	870	816

Cost of services	10,041	8,029	19,939	16,191

Cost of hardware	2,363	7,988	5,971	12,689

Research and development	4,706	3,042	9,744	6,088

Sales and marketing	5,513	4,631	10,826	8,608

General and administrative	4,657	3,589	8,849	7,362

Amortization of acquisition-related intangibles	1,310	94	2,620	188

Total costs and expenses	28,975	27,912	58,819	51,942

Operating income	7,149	6,716	13,380	11,029

Other income, net	478	587	1,028	990

Income before income taxes	7,627	7,303	14,408	12,019

Income tax provision	2,833	2,775	5,342	4,567

Net income	$4,794	$4,528	$9,066	$7,452

Basic net income per share	$0.18	$0.18	$0.34	$0.30

Diluted net income per share	$0.16	$0.15	$0.30	$0.25

Weighted average number of shares:

Basic	26,937	24,668	26,741	24,517

Diluted	30,748	29,832	30,699	29,444

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended
	June 30,

	2001	2000

Operating activities:

Net income	$9,066	$7,452

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,913	2,581

Amortization of acquisition-related intangibles	2,620	188

Stock compensation	43	43

Tax benefit of options exercised	3,910	1,913

Deferred income taxes	(29)	(211)

Changes in operating assets and liabilities:

Accounts receivable, net	673	(1,931)

Other assets	(371)	373

Accounts payable and accrued liabilities	(8,648)	6,841

Income taxes	4,808	(2,837)

Deferred revenue	2,510	5,431

Net cash provided by operating activities	17,495	19,843

Investing activities:

Purchase of property and equipment	(3,915)	(2,018)

Sales of short-term investments, net	8,815	1,164

Net cash provided by (used in) investing activities	4,900	(854)

Financing activities:

Payment of capital lease obligations	(91)	(81)

Proceeds from issuance of common stock	3,657	2,563

Net cash provided by financing activities	3,566	2,482

Foreign currency impact on cash	(68)	20

Net increase in cash and cash equivalents	25,893	21,491

Cash and cash equivalents at beginning of period	51,032	19,695

Cash and cash equivalents at end of period	$76,925	$41,186

Supplemental cash flow disclosures:

Cash paid (received) for income taxes	$(3,344)	$5,706

Cash paid for interest	$416	$41

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2001
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, these condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the financial position at June 30, 2001, the results of operations for the three and six month periods ended June 30, 2001 and 2000 and changes in cash flows for the six month periods ended June 30, 2001 and 2000. The results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2000.

2. Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3. Revenue Recognition

     The Company’s revenue consists of fees generated from the licensing of software; fees from consulting, implementation and training services (collectively, “professional services”); customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment.

     The Company recognizes software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Under SOP 97-2, the Company recognizes software fees when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999, and the Company adopted the residual method for such arrangements at that time. For those contracts that contain significant future obligations, software fees are recognized under the percentage of completion method.

     The Company’s services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to the Company’s software products. Fees for professional services performed by the Company are generally billed on an hourly basis and revenue is recognized as the services are performed. Fees from customer support services and software enhancement subscriptions are generally paid in advance and recognized as revenue ratably over the term of the agreements, typically 12 months.

Form 10-Q

     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company’s software solutions. These products include computer equipment, radio frequency terminal networks, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment by the vendor to the customer. The Company generally purchases hardware from its vendors only after receiving an order from a customer. As a result, the Company does not maintain significant amounts of hardware inventory.

4. Comprehensive Income

     Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on investments that have been previously excluded from net income and reflected in shareholders’ equity.

     The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands)		(in thousands)
Net income	$4,794	$4,528	$9,066	$7,452

Other comprehensive income (loss):

Unrealized gain (loss) on investments, net of taxes	(2)	(1)	(4)	7

Foreign currency gain (loss), net of taxes	6	(24)	(121)	(35)

Other comprehensive income (loss)	4	(25)	(125)	(28)

Comprehensive net income	$4,798	$4,503	$8,941	$7,424

5. Net Income Per Share

     Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”). Diluted net income per share is computed using net income divided by Weighted Shares plus common equivalent shares (“CESs”) outstanding calculated using the Treasury Stock method.

     The following is a reconciliation of the shares used in the computation of net income per share:

	Three Months Ended		Three Months Ended
	June 30, 2001		June 30, 2000

	Basic	Diluted	Basic	Diluted

	(in thousands)		(in thousands)
Weighted Shares	26,937	26,937	24,668	24,668

Effect of CESs	—	3,811	—	5,164

	26,937	30,748	24,668	29,832

	Six Months Ended		Six Months Ended
	June 30, 2001		June 30, 2000

	Basic	Diluted	Basic	Diluted

	(in thousands)		(in thousands)
Weighted Shares	26,741	26,741	24,517	24,517

Effect of CESs	—	3,958	—	4,927

	26,741	30,699	24,517	29,444

Form 10-Q

6. Shareholders’ Equity

     During 2000, the Company issued 173,913 shares of the Company’s common stock in connection with the acquisition of Intrepa, L.L.C. The number of shares issued by the Company was subject to adjustment on January 1, 2001 and April 1, 2001 based on the average closing price of the Company’s stock for the 20 days prior to January 1, 2001 and April 1, 2001. In January 2001 and April 2001, the Company issued 1,225 and 61,819 additional shares, respectively, in connection with these adjustments, bringing the number of shares issued as part of the Intrepa acquisition to a total and final 236,957 shares.

7. Reclassifications

     Certain reclassifications were made to the prior year’s financial statements to conform to the 2001 presentation.

8. New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted the new statement on January 1, 2001. The adoption of this Statement did not have a significant impact on the Company’s financial statements.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125.” This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Statement did not have a significant impact on the Company’s financial statements.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations.” This Statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe the adoption of this Statement will have a significant impact on the Company’s financial statements.

     Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 142 on January 1, 2002 and is currently evaluating the impact of SFAS No. 142 on its financial statements.

Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     All statements, trend analyses and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements.

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

Revenues

     Our revenues consist of fees from the licensing of software; fees from consulting, implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment.

     We recognize software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Under SOP 97-2, we recognize software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999, and we adopted the residual method for such arrangements at that time. For those contracts that contain significant future obligations, license revenue is recognized under the percentage of completion method.

Form 10-Q

     Our services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to our software products. Fees from professional services performed by us are generally billed on an hourly basis and revenue is recognized as the services are performed. Fees from customer support services and software enhancement subscriptions are generally paid in advance and recognized as revenue ratably over the term of the agreement, typically 12 months.

     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties that are integrated with and complementary to our software solutions. These products include computer equipment, radio frequency terminal networks, bar code printers and scanners, and other peripherals. We generally purchase hardware from our vendors only after receiving an order from a customer and revenue is recognized upon shipment by the vendor to the customer.

Acquisition

     On October 24, 2000, we acquired substantially all of the assets of Intrepa, L.L.C. (“Intrepa”) for a purchase price of approximately $31.0 million. The purchase price consists of a cash payment of $13.0 million, the issuance of approximately $10.0 million of our $.01 par value per share common stock (totaling 236,957 shares), and the issuance by us of a promissory note for $7.0 million. We also incurred approximately $0.9 million of transaction costs related to the acquisition. The purchase price includes the assumption of substantially all of the liabilities of Intrepa, including immediate payment by us of the remaining $2.0 million of principal and up to $15,000 of interest on a promissory note previously issued by Intrepa. The acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price has been allocated to net liabilities assumed of $2.6 million, acquired research and development of $2.4 million, acquired developed technology of $7.5 million, and other intangible assets of $23.3 million. Acquired developed technology is being amortized over an estimated five-year useful life and other intangible assets are being amortized over a seven-year useful life. In connection with this acquisition, we realigned our resources, which resulted in severance-related expenses of $576,000 during the quarter ended December 31, 2000.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Revenue

     Our revenue consists of fees generated from the licensing of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment. Total revenue increased 4% to $36.1 million for the quarter ended June 30, 2001, from $34.6 million for the quarter ended June 30, 2000. Excluding sales of hardware, which are considered non-strategic, software and services revenues grew 65% and 24%, respectively, over the second quarter of 2000. In spite of the increase in software and services revenues over the comparable quarter of the prior year, we have experienced some effects from the deterioration of the United States’ economy in the form of delayed buying decisions by customers for our software and services, deferrals by customers of services engagements previously scheduled and pressures by our customers and competitors to discount our offerings. We believe that a continuation of or a further deterioration in the current macro-economic conditions and business climates within the United States and/or other geographic regions in

Form 10-Q

which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our operations.

     Software Fees. Software fees increased to $9.4 million for the quarter ended June 30, 2001, from $5.7 million for the quarter ended June 30, 2000, an increase of $3.7 million or 65%. The increase in revenue from the licensing of software is primarily due to two factors: i) a significant increase in sales of software licenses outside of North America, which accounted for approximately 20% of software fees in the second quarter of 2001 and 5% of software fees in the second quarter of 2000; and ii) sales of SlotInfo, WorkInfo and SmartInfo (collectively, “Optimize Suite”), infolink and Logistics PRO TMS, which accounted for approximately 25% of software fees in the second quarter of 2001. Only SlotInfo and WorkInfo were commercially available for sale in the second quarter of 2000.

     Services. Services revenue increased to $23.9 million for the quarter ended June 30, 2001, from $19.2 million for the quarter ended June 30, 2000, an increase of $4.7 million or 24%. The increase in revenue from services is principally due to increases in the number of software implementations and upgrades contracted for during the first half of 2001, more efficient utilization of professional services personnel and renewals of customer support services and software enhancement subscription agreements on a growing installed base.

     Hardware. Hardware revenue decreased to $2.9 million for the quarter ended June 30, 2001, from $9.7 million for the quarter ended June 30, 2000, a decrease of $6.8 million or 70%. The decline in sales of hardware in the second quarter of 2001 is primarily due to an atypically large hardware sale to a significant customer in the second quarter of 2000. Other factors leading to a decline in hardware sales in the second quarter of 2001 and possibly in the future are: i) increased sales of our Optimize Suite of products, which require less hardware than PkMS, and ii) increased sales of software licenses outside of the United States where customers typically do not buy hardware from us.

     Costs and Expenses

     Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of research and development costs capitalized prior to the third quarter of 1999. Cost of software fees decreased by 29% to $385,000, or 4% of software fees, for the quarter ended June 30, 2001, from $539,000, or 9% of software fees, for the quarter ended June 30, 2000. The second quarter of 2000 included the amortization of capitalized software development costs that were fully amortized by the second quarter of 2001.

     Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services revenue increased by 25% to $10.0 million, or 42% of services revenue, for the quarter ended June 30, 2001, from $8.0 million, or 42% of services revenue, for the quarter ended June 30, 2000. The increase in cost of services revenue is primarily due to an increase in services personnel necessary to support the larger services revenue during the quarter.

     Cost of Hardware. Cost of hardware revenue decreased by 70% to $2.4 million, or 82% of hardware revenue, for the quarter ended June 30, 2001, from $8.0 million, or 82% of hardware revenue, for the quarter ended June 30, 2000. Cost of hardware declined as a direct result of lower sales of hardware.

     Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses increased by 55% to $4.7 million, or 13% of total revenue, for the

Form 10-Q

quarter ended June 30, 2001, from $3.0 million, or 9% of total revenue, for the quarter ended June 30, 2000. The increase in research and development expenses is principally attributable to additional personnel, approximately 35 of who became employees upon our acquisition of Intrepa in the fourth quarter of 2000. The remainder of the increase in personnel is dedicated to the ongoing development and enhancement of the N-Tier version of PkMS, our Optimize Suite and infolink, our business collaboration product. No software development costs were capitalized in the quarters ended June 30, 2001 or 2000.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 19% to $5.5 million, or 15% of total revenue, for the quarter ended June 30, 2001, from $4.6 million, or 13% of total revenue, for the quarter ended June 30, 2000. The increase in sales and marketing expenses over the comparable quarter of the prior year is principally attributable to an increase in the number of sales and marketing personnel and expanded marketing programs associated with new and existing product lines and a larger users’ conference.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 30% to $4.7 million, or 13% of total revenue, for the quarter ended June 30, 2001, from $3.6 million, or 10% of total revenue, for the quarter ended June 30, 2000. The increase in general and administrative expenses is principally attributable to an increase in depreciation and amortization expense and additional administrative costs and personnel to grow our business and improve our infrastructure. Depreciation and amortization expense included in general and administrative expenses was $1.4 million and $1.1 million for the quarters ended June 30, 2001 and 2000, respectively.

     Amortization of Acquisition-Related Intangibles. We have recorded intangible assets as part of the purchase accounting associated with three acquisitions: (i) the acquisition of Performance Analysis Corporation in February 1998; (ii) the acquisition of certain assets of Kurt Salmon Associates, Inc. in October 1998; and (iii) the acquisition of Intrepa in October 2000. As a direct result of the acquisition of Intrepa, amortization of acquisition-related intangibles increased from $94,000, or 0.3% of total revenue, for the quarter ended June 30, 2000, to $1.3 million, or 3.6% of total revenue, for the quarter ended June 30, 2001.

     Operating Income

     Operating income increased $0.4 million to $7.1 million, or 20% of total revenue, for the quarter ended June 30, 2001, from $6.7 million, or 19% of total revenue, for the quarter ended June 30, 2000. Operating income in the second quarter of 2000 includes an estimated $800,000 from an atypically large sale of hardware to a significant customer, as mentioned above. Excluding this estimated $800,000 of operating income from the second quarter of 2000, the increase in operating income is principally attributable to the 33% growth in software fees and services over the second quarter of 2000 combined with improved efficiencies in our business. Excluding amortization of acquisition-related intangibles, operating income was $8.5 million, or 23% of total revenue, and $6.8 million, or 20% of total revenue, for the second quarters of 2001 and 2000, respectively.

     Other Income, net

     Other income, net decreased from $587,000 for the quarter ended June 30, 2000 to $478,000 for the quarter ended June 30, 2001. Other income, net for the second quarter of 2001 includes approximately

Form 10-Q

$140,000 of interest expense associated with the note payable issued in conjunction with the purchase of Intrepa, which was not present in the second quarter of 2000. Additionally, an overall decline in market interest rates has lowered our return on invested cash, cash equivalents and short-term investments.

     Income Taxes

     The provision for income taxes was $2.8 million, or 37% of taxable income, for the quarter ended June 30, 2001, compared to $2.8 million, or 38% of taxable income, for the quarter ended June 30, 2000. The quarterly income tax rate reflects our estimated annual effective income tax rate and considers the source of estimated taxable income, effective state and international income tax rates and anticipated tax credits. The provision for income taxes for the quarter ending June 30, 2001 does not include the $2.2 million tax benefit realized from options exercised during the quarter. This tax benefit reduces our income tax liability and is included in additional paid-in capital.

     Net Income Per Share

     Diluted net income per share for the quarters ended June 30, 2001 and 2000 was $0.16 and $0.15, respectively, on fully diluted shares outstanding of 30,748,000 and 29,832,000, respectively. The increase in fully diluted shares outstanding since the second quarter of 2000 is principally attributable to the increase in the number of shares of common stock outstanding as a result of stock option exercises and shares issued in conjunction with the acquisition of Intrepa. Excluding tax-effected amortization of acquisition-related intangibles, diluted net income was $5.6 million, or 16% of total revenue and $0.18 per fully diluted share, for the quarter ended June 30, 2001. This compares to diluted net income of $4.6 million, excluding tax-effected amortization of acquisition-related intangibles, or 13% of total revenue and $0.15 per fully diluted share, for the quarter ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Revenue

     Total revenue increased 15% to $72.2 million for the six months ended June 30, 2001, from $63.0 million for the six months ended June 30, 2000. Excluding sales of hardware, which are considered non-strategic, software and services revenues grew 60% and 29%, respectively, over the first six months of 2000. In spite of the increase in total revenues over the comparable period of the prior year, we have experienced some effects from the deterioration of the United States’ economy in the form of delayed buying decisions by customers for our software and services, deferrals by customers of services engagements previously scheduled and pressures by our customers and competitors to discount our offerings. We believe that a continuation of or a further deterioration in the current macro-economic conditions and business climates within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our operations.

     Software Fees. Software fees increased to $17.2 million for the six months ended June 30, 2001, from $10.7 million for the six months ended June 30, 2000, an increase of $6.5 million or 60%. The increase in revenue from the licensing of software is primarily due to two factors: i) an increase in sales of software licenses outside of North America, which accounted for approximately 27% of software fees during the six months ended June 30, 2001 and 3% of software fees during the six months ended June 30, 2000; and ii) sales of our Optimize Suite, infolink and Logistics PRO TMS, which accounted for approximately 25% of

Form 10-Q

software fees during the six months ended June 30, 2001. Only SlotInfo and WorkInfo were commercially available for sale in the first half of 2000.

     Services. Services revenue increased to $47.4 million for the six months ended June 30, 2001, from $36.8 million for the six months ended June 30, 2000, an increase of $10.6 million or 29%. The increase in revenue from services is principally due to an increase in the number of PkMS implementations and upgrades contracted for during the latter half of 2000 and the first half of 2001, more efficient utilization of professional services personnel and renewals of customer support services and software enhancement subscription agreements on a growing installed base.

     Hardware. Hardware revenue decreased to $7.6 million for the six months ended June 30, 2001, from $15.5 million for the six months ended June 30, 2000, a decrease of $7.9 million or 51%. The decline in sales of hardware in the first half of 2001 is primarily due to an atypically large hardware sale to a significant customer in the second quarter of 2000. Other factors leading to a decline in hardware sales in the first half of 2001 and possibly in the future are: i) increased sales of our Optimize Suite of products, which require less hardware than PkMS, and ii) increased sales of software licenses outside of the United States where customers typically do not buy hardware from us.

     Costs and Expenses

     Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of research and development costs capitalized prior to the third quarter of 1999. Cost of software fees increased by 7% to $870,000, or 5% of software fees, for the six months ended June 30, 2001, from $816,000, or 8% of software fees, for the six months ended June 30, 2000. Cost of software fees has declined as a percentage of software fees in 2001 due to the reduction of amortization expense associated with capitalized software development costs.

     Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services revenue increased by 23% to $19.9 million, or 42% of services revenue, for the six months ended June 30, 2001, from $16.2 million, or 44% of services revenue, for the six months ended June 30, 2000. The decrease in cost of services revenue as a percentage of services revenue is principally due to increased efficiencies in the delivery of professional services arising from planned efficiency initiatives and leverage of existing customer support services infrastructure.

     Cost of Hardware. Cost of hardware revenue decreased by 53% to $6.0 million, or 78% of hardware revenue, for the six months ended June 30, 2001, from $12.7 million, or 82% of hardware revenue, for the six months ended June 30, 2000. Cost of hardware declined as a direct result of lower sales of hardware.

     Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses increased by 60% to $9.7 million, or 13% of total revenue, for the six months ended June 30, 2001, from $6.1 million, or 10% of total revenue, for the six months ended June 30, 2000. The increase in research and development expenses is principally attributable to additional personnel dedicated to our ongoing research and development activities, including the products acquired from Intrepa (Logistics PRO TMS and PkMS Pronto), new products (SmartInfo and infolink) and re-architected products (N-Tier version of PkMS) since the first half of 2000. No software development costs were capitalized in the six-month periods ended June 30, 2001 or 2000.

Form 10-Q

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 26% to $10.8 million, or 15% of total revenue, for the six months ended June 30, 2001, from $8.6 million, or 14% of total revenue, for the six months ended June 30, 2000. The increase in sales and marketing expenses over the comparable six months of the prior year is principally attributable to an increase in the number of sales and marketing personnel and expanded marketing programs associated with new and existing product lines.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 20% to $8.8 million, or 12% of total revenue, for the six months ended June 30, 2001, from $7.4 million, or 12% of total revenue, for the six months ended June 30, 2000. The increase in general and administrative expenses is principally attributable to an increase in depreciation and amortization expense and additional administrative costs and personnel to grow our business and improve our infrastructure. Depreciation and amortization expense included in general and administrative expenses was $2.7 million and $2.3 million for the six month periods ended June 30, 2001 and 2000, respectively.

     Amortization of Acquisition-Related Intangibles. We have recorded intangible assets as part of the purchase accounting associated with three acquisitions: (i) the acquisition of Performance Analysis Corporation in February 1998; (ii) the acquisition of certain assets of Kurt Salmon Associates, Inc. in October 1998; and (iii) the acquisition of Intrepa in October 2000. As a direct result of the acquisition of Intrepa, amortization of acquisition-related intangibles increased from $188,000, or 0.3% of total revenue, for the six months ended June 30, 2000, to $2.6 million, or 3.6% of total revenue, for the six months ended June 30, 2001.

     Operating Income

     Operating income increased $2.4 million to $13.4 million, or 19% of total revenue, for the six months ended June 30, 2001, from $11.0 million, or 18% of total revenue, for the six months ended June 30, 2000. The increase in operating income is principally due to the 36% growth in software fees and services for the six months ended June 30, 2001 over the first six months of 2000 combined with improved efficiencies in our business. Excluding amortization of acquisition-related intangibles, operating income was $16.0 million, or 22% of total revenue, and $11.2 million, or 18% of total revenue, for the six month periods ended June 30, 2001 and 2000, respectively.

     Other Income, net

     Other income, net increased from $990,000 for the six months ended June 30, 2000 to $1,028,000 for the six months ended June 30, 2001 as a direct result of an increase in cash, cash equivalents and short-term investments on hand. The first six months of 2001 includes approximately $280,000 of interest expense associated with the note payable issued in conjunction with the acquisition of Intrepa.

Form 10-Q

     Income Taxes

     The provision for income taxes was $5.3 million, or 37% of taxable income, for the six months ended June 30, 2001, compared to $4.6 million, or 38% of taxable income, for the six months ended June 30, 2000. The income tax rate reflects our estimated annual effective income tax rate and considers the source of estimated taxable income, effective state and international income tax rates and anticipated tax credits. The provision for income taxes for the six months ending June 30, 2001 does not include the $3.9 million tax benefit realized from options exercised during 2001. This tax benefit reduces our income tax liability and is included in additional paid-in capital.

     Net Income Per Share

     Diluted net income per share for the six month periods ended June 30, 2001 and 2000 was $0.30 and $0.25, respectively, on fully diluted shares outstanding of 30,699,000 and 29,444,000, respectively. The increase in fully diluted shares outstanding during 2001 is principally attributable to the increase in the number of shares of common stock outstanding as a result of stock option exercises and shares issued in conjunction with the acquisition of Intrepa. Excluding tax-effected amortization of acquisition-related intangibles, diluted net income was $10.7 million, or 15% of total revenue and $0.35 per fully diluted share, for the six months ended June 30, 2001. This compares to diluted net income of $7.6 million, excluding tax-effected amortization of acquisition-related intangibles, or 12% of total revenue and $0.26 per fully diluted share, for the six months ended June 30, 2000.

     Liquidity and Capital Resources

     We have funded our operations primarily through cash generated from operations. As of June 30, 2001, we had approximately $84.7 million in cash, cash equivalents and short-term investments, as compared to approximately $67.7 million at December 31, 2000.

     Our operating activities provided cash of approximately $17.5 million for the six months ended June 30, 2001 and $19.8 million for the six months ended June 30, 2000. Cash from operating activities for the six months ended June 30, 2001 arose principally from increases in operating income, prepayments of customer support services and software enhancement subscriptions, improved payments on account by customers and an accelerated refund of income taxes, partially reduced by cash payments of approximately $4.2 million during the first quarter of 2001 associated with fiscal year-end related liabilities recorded as of December 31, 2000. Days sales outstanding decreased from 71 days at December 31, 2000 to 69 days at June 30, 2001 through enhanced customer collection programs.

     Our investing activities provided cash of approximately $4.9 million for the six months ended June 30, 2001. Cash from investing activities arose principally from sales of short-term investments (investments with original maturities greater than 90 days), reduced by the purchase of capital equipment to support our business and infrastructure.

     Our financing activities provided cash of approximately $3.6 million and $2.5 million for the six months ended June 30, 2001 and 2000, respectively. The principal sources of cash provided by financing activities in both periods were the proceeds from the issuance of common stock pursuant to the exercise of stock options.

Form 10-Q

     We believe that existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months.

     Forward-Looking Statements

     Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2000. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

     Total international revenue was approximately $11.9 million and $6.5 million for the six months ended June 30, 2001 and 2000, respectively, which represents approximately 16% and 10% of our total revenue for the six months ended June 30, 2001 and 2000, respectively. Total international revenue was approximately $6.1 million and $3.8 million for the three months ended June 30, 2001 and 2000, respectively, which represents approximately 17% and 11% of our total revenue for the three months ended June 30, 2001 and 2000, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

     We conduct our direct European operations principally out of an office in the United Kingdom, consisting of approximately 66 employees. Total revenue for the European operations was approximately $10.0 million and $3.5 million for the six months ended June 30, 2001 and 2000, respectively, which represents approximately 14% and 6% of our total revenue for the six months ended June 30, 2001 and 2000, respectively. Total revenue for the European operations was approximately $5.4 million and $1.8 million for the three months ended June 30, 2001 and 2000, respectively, which represents approximately 15% and 5% of our total revenue for the three months ended June 30, 2001 and 2000, respectively.

     We recognized foreign exchange rate losses of approximately $93,000 and $91,000 during the six-month periods ended June 30, 2001 and 2000, respectively, classified in “Other income, net” on our Condensed Consolidated Statements of Income.

Form 10-Q

Interest Rates

     We invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances.

     Interest income on our investments is classified in “Other income, net” on our Condensed Consolidated Statements of Income. We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at June 30, 2001 was approximately 3.7%, as compared to 6.1% at June 30, 2000. The fair value of cash equivalents and short-term investments held at June 30, 2001 was $69.8 million.

Form 10-Q

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     Many of our implementations involve products that are critical to the operations of our clients’ businesses. Any failure in our products and/or the related implementations could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in our contracts will be enforceable in all instances. We were not a party to any material legal proceedings during the quarter covered by the report.

Item 2. Changes in Securities and Use of Proceeds.

     No events occurred during the quarter covered by the report that would require a response to this item.

Item 3. Defaults Upon Senior Securities.

     No events occurred during the quarter covered by the report that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a)  The Annual Meeting of Shareholders (the “Annual Meeting”) of the Company was held on May 19, 2001. There were present at the Annual Meeting, in person or by proxy, holders of 25,502,681 shares (or 95.7%) of the common stock entitled to vote.

     (b)  The following directors were elected to hold office for a term expiring at the 2004 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld

John R. Hardesty	25,209,129	-0-

John J. Huntz, Jr.	25,209,129	-0-

Thomas E. Noonan	25,209,129	-0-

     The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

     (c)  The proposal to increase the number of shares available for issuance under the Manhattan Associates, Inc. Stock Incentive Plan from 9,659,453 shares to 10,659,453 shares, an increase of 1,000,000 shares, was approved with 19,702,521 affirmative votes cast, 5,796,254 negative votes cast and 3,906 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to approve the amendment.

     The appointment of Arthur Andersen LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 2001, was ratified with

Form 10-Q

25,460,071 affirmative votes cast, 39,300 negative votes cast and 3,310 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the annual meeting was required to ratify the appointment of Arthur Andersen LLP.

Item 5. Other Information.

     No events occurred during the quarter covered by the report that would require a response to this item.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibit. The following exhibit is filed as part of this report on Form 10-Q:

Exhibit
Number		Description

10.1	—	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Company dated June 25, 2001

     (b)  Reports to be filed on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

Form 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date:	August 14, 2001	/s/ Richard M. Haddrill Richard M. Haddrill Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	August 14, 2001	/s/ Thomas Williams Thomas Williams Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Form 10-Q