Form 10-Q
period 2001-09-30
MANHATTAN ASSOCIATES INC
filed 2001-11-14
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes      No

The number of shares of the Issuer’s class of capital stock outstanding as of November 9, 2001, the latest practicable date, is as follows: 27,576,763 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2001

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2001	December 31, 2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$87,447	$51,032

Short-term investments	6,720	16,635

Accounts receivable, net of allowance for doubtful accounts of $3,970 and $4,798 at September 30, 2001 and December 31, 2000, respectively	28,039	28,177

Deferred income taxes	1,957	2,488

Refundable income taxes	2,147	5,795

Prepaid expenses and other current assets	2,840	2,573

Total current assets	129,150	106,700

Property and equipment, net	11,731	10,833

Deferred income taxes	3,017	2,245

Intangible assets, net	28,622	32,454

Other assets	145	143

Total assets	$172,665	$152,375

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$14,690	$20,877

Current portion of note payable	3,500	1,750

Current portion of capital lease obligations	186	176

Income taxes payable	2,273	374

Deferred revenue	14,024	13,331

Total current liabilities	34,673	36,508

Long-term portion of note payable	3,500	5,250

Long-term portion of capital lease obligations	467	616

Shareholders’ equity:

Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at September 30, 2001 and December 31, 2000	—	—

Common stock, $.01 par value; 100,000,000 shares authorized, 27,303,268 and 26,443,996 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	273	264

Additional paid-in capital	99,742	89,583

Retained earnings	34,087	20,425

Accumulated other comprehensive income (loss)	48	(78)

Deferred compensation	(125)	(193)

Total shareholders’ equity	134,025	110,001

Total liabilities and shareholders’ equity	$172,665	$152,375

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue:

Software fees	$9,206	$6,529	$26,409	$17,251

Services	24,694	21,207	72,081	57,979

Hardware	4,521	5,968	12,130	21,445

Total revenue	38,421	33,704	110,620	96,675

Costs and Expenses:

Cost of software fees	401	192	1,271	1,008

Cost of services	10,994	8,753	30,933	24,944

Cost of hardware	3,729	4,759	9,700	17,448

Research and development	4,739	4,213	14,483	10,301

Sales and marketing	5,779	4,298	16,605	12,906

General and administrative	4,824	3,742	13,673	11,104

Amortization of acquisition-related intangibles	1,310	94	3,930	282

Total costs and expenses	31,776	26,051	90,595	77,993

Operating income	6,645	7,653	20,025	18,682

Other income, net	649	851	1,677	1,841

Income before income taxes	7,294	8,504	21,702	20,523

Income tax provision	2,698	3,231	8,040	7,798

Net income	$4,596	$5,273	$13,662	$12,725

Basic net income per share	$0.17	$0.21	$0.51	$0.51

Diluted net income per share	$0.15	$0.17	$0.45	$0.42

Weighted average number of shares:

Basic	27,278	25,408	26,922	24,818

Diluted	30,605	30,868	30,678	30,108

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended
	September 30,

	2001	2000

Operating activities:

Net income	$13,662	$12,725

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	4,490	3,730

Amortization of acquisition-related intangibles	3,930	282

Stock compensation	68	64

Tax benefit of options exercised	6,423	4,543

Deferred income taxes	(240)	(461)

Changes in operating assets and liabilities:

Accounts receivable, net	115	(527)

Other assets	(694)	117

Accounts payable and accrued liabilities	(6,184)	7,964

Income taxes	5,506	(2,052)

Deferred revenue	713	5,299

Net cash provided by operating activities	27,789	31,684

Investing activities:

Purchase of property and equipment	(5,070)	(3,465)

Sales of short-term investments, net	9,978	3,738

Net cash provided by investing activities	4,908	273

Financing activities:

Payment of capital lease obligations	(139)	(145)

Purchase of Manhattan common stock	(885)	—

Proceeds from issuance of common stock	4,629	8,037

Net cash provided by financing activities	3,605	7,892

Foreign currency impact on cash	113	63

Net increase in cash and cash equivalents	36,415	39,912

Cash and cash equivalents at beginning of period	51,032	19,695

Cash and cash equivalents at end of period	$87,447	$59,607

Supplemental cash flow disclosures:

Cash paid (received) for income taxes	$(3,675)	$5,743

Cash paid for interest	$570	$61

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2001
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, these condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the financial position at September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2001 and 2000 and changes in cash flows for the nine month periods ended September 30, 2001 and 2000. The results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2000.

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

     The Company’s services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to the Company’s software products. Fees for professional services performed by the Company are generally billed on an hourly basis and revenue is recognized as the services are performed. From time to time, the Company will enter into professional services agreements in which billings are limited to contractual maximums for portions of or all of the engagement. Fees from customer support services and software enhancement subscriptions are generally paid in advance and recognized as revenue ratably over the term of the agreements, typically 12 months.

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

     The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands)		(in thousands)
Net income	$4,596	$5,273	$13,662	$12,725

Other comprehensive income (loss):

Unrealized gain on investments, net of taxes	44	6	40	13

Foreign currency gain (loss), net of taxes	161	(28)	40	(63)

Other comprehensive income (loss)	205	(22)	80	(50)

Comprehensive net income	$4,801	$5,251	$13,742	$12,675

5. Net Income Per Share

     Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”). Diluted net income per share is computed using net income divided by Weighted Shares plus common equivalent shares (“CESs”) outstanding calculated using the Treasury Stock method.

     The following is a reconciliation of the shares used in the computation of net income per share:

	Three Months Ended		Three Months Ended
	September 30, 2001		September 30, 2000

	Basic	Diluted	Basic	Diluted

	(in thousands)		(in thousands)
Weighted Shares	27,278	27,278	25,408	25,408

Effect of CESs	—	3,327	—	5,460

	27,278	30,605	25,408	30,868

	Nine Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2000

	Basic	Diluted	Basic	Diluted

	(in thousands)		(in thousands)
Weighted Shares	26,922	26,922	24,818	24,818

Effect of CESs	—	3,756	—	5,290

	26,922	30,678	24,818	30,108

6. Shareholders’ Equity

     During 2000, the Company issued 173,913 shares of the Company’s common stock in connection with the acquisition of Intrepa, L.L.C. The number of shares issued by the Company was subject to adjustment on January 1, 2001 and April 1, 2001 based on the average closing price of the Company’s stock for the 20 days prior to January 1, 2001 and April 1, 2001. In January 2001 and April 2001, the Company issued 1,225 and 61,819 additional shares, respectively, in connection with these adjustments, bringing the total number of shares issued as part of the Intrepa acquisition to 236,957 shares.

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

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125.” This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Statement did not have a significant impact on the Company’s financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations.” This Statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe the adoption of this Statement will have a significant impact on the Company’s financial statements.

     Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 142 by January 1, 2002 and is currently evaluating the impact of SFAS No. 142 on its financial statements.

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

     Our services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to our software products. Fees from professional services performed by us are generally billed on an hourly basis and revenue is recognized as the services are performed. From time to time, we will enter into professional services agreements in which billings are limited to contractual maximums for portions of or all of the engagement. Fees from customer support services and software enhancement subscriptions are generally paid in advance and recognized as revenue ratably over the term of the agreement, typically 12 months.

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

     We are in the process of determining the impact of SFAS No. 142 on our financial statements (see Note 8 to Condensed Consolidated Financial Statements), specifically as it relates to Intrepa and two other acquisitions completed in 1998. SFAS No. 142 is required to be adopted by January 1, 2002.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

   Revenue

     Our revenue consists of fees generated from the licensing of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment, which are considered non-strategic. Total revenue increased 14% to $38.4 million for the quarter ended September 30, 2001, from $33.7 million for the quarter ended September 30, 2000. Software fees and services revenue grew 41% and 16%, respectively, and sales of hardware declined by 24% as compared to the third quarter of 2000. In spite of the increase in software fees and services revenue over the comparable quarter of the prior year, we have experienced some effects from the deterioration of the United States’ economy in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of services engagements previously scheduled and pressure by our customers and competitors to either discount our offerings or not be awarded the business. We believe that a continuation of or a further deterioration in the current macro-economic conditions and business climates within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our operations. Further, the terrorist acts of September 11, 2001 have caused more uncertainty as to whether the macro-economic conditions and business environment will further deteriorate or improve in the near future.

     Software Fees. Software fees increased to $9.2 million for the quarter ended September 30, 2001, from $6.5 million for the quarter ended September 30, 2000, an increase of $2.7 million or 41%. The increase in revenue from the licensing of software is primarily due to two factors: (i) an increase in sales of software licenses outside of North America, which accounted for approximately 19% of software fees in the third quarter of 2001 and 7% of software fees in the third quarter of 2000; and (ii) sales of SlotInfo, WorkInfo and SmartInfo (collectively, “Optimize Suite”), PkMS-Pronto and infolink, which accounted for approximately 27% of software fees in the third quarter of 2001. Only SlotInfo and WorkInfo were commercially available for sale in the third quarter of 2000.

     Services. Services revenue increased to $24.7 million for the quarter ended September 30, 2001, from $21.2 million for the quarter ended September 30, 2000, an increase of $3.5 million or 16%. The increase in revenue from services is principally due to (i) increases in the number of engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings during the first nine months of 2001; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base.

     Hardware. Hardware revenue decreased to $4.5 million for the quarter ended September 30, 2001, from $6.0 million for the quarter ended September 30, 2000, a decrease of $1.5 million or 24%. The decline in hardware sales in the third quarter of 2001 is principally attributable to customers’ desires in the current macro-economic environment to buy hardware from other suppliers offering greater discounts.

   Costs and Expenses

     Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of research and development costs capitalized prior to the third quarter of 1999. Cost of software fees increased by 109% to $401,000, or 4% of software fees, for the quarter ended September 30, 2001, from $192,000, or 3% of software fees, for the quarter ended September 30, 2000. The increase in cost of software fees is primarily attributable to an increase in royalties payable to third parties for software sold as part of our solutions during the quarter ended September 30, 2001.

     Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services revenue increased by 26% to $11.0 million, or 45% of services revenue, for the quarter ended September 30, 2001, from $8.8 million, or 41% of services revenue, for the quarter ended September 30, 2000. The increase in cost of services revenue is primarily due to an increase in the number of services personnel and the additional expense of staffing international engagements with domestic services personnel in the third quarter of 2001. Approximately 32 services personnel were hired during the third quarter of 2001, most of whom we employ in our international operations. Cost of services as a percentage of services revenue in the third quarter of 2001 was negatively impacted by: (i)  non-billable time associated with new releases of existing products; (ii)  non-billable time incurred relating to a large fixed-fee engagement; (iii) non-billable time resulting from the terrorist acts of September 11, 2001; and (iv) increased discounting based on current macro-economic conditions.

     Cost of Hardware. Cost of hardware revenue decreased by 22% to $3.7 million, or 82% of hardware revenue, for the quarter ended September 30, 2001, from $4.8 million, or 80% of hardware revenue, for the quarter ended September 30, 2000. Cost of hardware declined as a direct result of lower sales of hardware.

     Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses increased by 12% to $4.7 million, or 12% of total revenue, for the quarter ended September 30, 2001, from $4.2 million, or 13% of total revenue, for the quarter ended September 30, 2000. The increase in research and development expenses is principally attributable to approximately 35 research and development personnel who became employees upon our acquisition of Intrepa in the fourth quarter of 2000. Among others, increases in research and development activities include the ongoing development and enhancement of the N-Tier version of PkMS and PkMS Pronto, our Optimize Suite and infolink, our business collaboration product.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 34% to $5.8 million, or 15% of total revenue, for the quarter ended September 30, 2001, from $4.3 million, or 13% of total revenue, for the quarter ended September 30, 2000. The increase in sales and marketing expenses over the comparable quarter of the prior year is principally attributable to an increase in the number of sales and marketing personnel and additional expenses arising from performance-related incentive compensation plans and expenditures to further refine our strategic marketing initiatives.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 29% to $4.8 million, or 13% of total revenue, for the quarter ended September 30, 2001, from $3.7 million, or 11% of total revenue, for the quarter ended September 30, 2000. The increase in general and administrative expenses is principally attributable to increases in personnel, administrative and other costs to grow our business and improve our infrastructure. Infrastructure costs include depreciation and amortization expense of $1.5 million and $1.1 million for the quarters ended September 30, 2001 and 2000, respectively. Other costs include approximately $125,000 for employee appreciation expenses and charitable contributions following the events of September 11, 2001.

     Amortization of Acquisition-Related Intangibles. We have recorded intangible assets as part of the purchase method of accounting associated with three acquisitions: (i) the acquisition of Performance Analysis Corporation in February 1998; (ii) the acquisition of certain assets of Kurt Salmon Associates, Inc. in October 1998; and (iii) the acquisition of Intrepa in October 2000. As a direct result of the acquisition of Intrepa, amortization of acquisition-related intangibles increased from $94,000, or 0.3% of total revenue, for the quarter ended September 30, 2000, to $1.3 million, or 3.4% of total revenue, for the quarter ended September 30, 2001.

   Operating Income

     Operating income decreased $1.1 million to $6.6 million, or 17% of total revenue, for the quarter ended September 30, 2001, from $7.7 million, or 23% of total revenue, for the quarter ended September 30, 2000. The decrease in operating income is principally attributable to the $1.2 million increase in amortization of acquisition-related intangibles associated with Intrepa. Excluding amortization of acquisition-related intangibles, operating income was $8.0 million, or 21% of total revenue, and $7.7 million, or 23% of total revenue, for the third quarters of 2001 and 2000, respectively. The decline in operating income as a percentage of total revenue, excluding amortization of acquisition-related intangibles, is principally attributable to the increase in cost of services revenue in the third quarter of 2001, as discussed above. The 41% growth in software fees in the third quarter of 2001 offset increases in sales and marketing and general and administrative expenses during the same period, as discussed above.

   Other Income, net

     Other income, net decreased from $851,000 for the quarter ended September 30, 2000 to $649,000 for the quarter ended September 30, 2001. Other income, net for the third quarter of 2001 includes approximately $140,000 of interest expense associated with the note payable issued in conjunction with the purchase of Intrepa, which was not present in the third quarter of 2000. Additionally, an overall decline in market interest rates has lowered our return on invested cash, cash equivalents and short-term investments.

   Income Taxes

     The provision for income taxes was $2.7 million, or 37% of taxable income, for the quarter ended September 30, 2001, compared to $3.2 million, or 38% of taxable income, for the quarter ended September 30, 2000. The quarterly income tax rate reflects our estimated annual effective income tax rate and considers the source of estimated taxable income, effective state and international income tax rates and anticipated tax credits. The provision for income taxes for the quarters ending September 30, 2000 and 2001 does not include the $2.6 million and $2.5 million tax benefits realized from stock options exercised during the quarters, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

   Net Income Per Share

     Diluted net income per share for the quarters ended September 30, 2001 and 2000 was $0.15 and $0.17, respectively, on fully diluted shares outstanding of 30,605,000 and 30,868,000, respectively. Excluding tax-effected amortization of acquisition-related intangibles, diluted net income was $5.4 million, or 14% of total revenue and $0.18 per fully diluted share, for the quarter ended September 30, 2001. This compares to diluted net income of $5.3 million, excluding tax-effected amortization of acquisition-related intangibles, or 16% of total revenue and $0.17 per fully diluted share, for the quarter ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

   Revenue

     Total revenue increased 14% to $110.6 million for the nine months ended September 30, 2001, from $96.7 million for the nine months ended September 30, 2000. Software fees and services revenue grew 53% and 24%, respectively, and sales of hardware declined by 43% in the first nine months of 2001 as compared to the first nine months of 2000. In spite of the increase in total revenues over the comparable period of the prior year, we have experienced some effects from the deterioration of the United States’ economy in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of services engagements previously scheduled and pressure by our customers and competitors to either discount our offerings or not be awarded the business. We believe that a continuation of or a further deterioration in the current macro-economic conditions and business climates within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our operations. Further, the terrorist acts of September 11, 2001 have caused more uncertainty as to whether the macro-economic conditions and business environment will further deteriorate or improve in the near future.

     Software Fees. Software fees increased to $26.4 million for the nine months ended September 30, 2001, from $17.3 million for the nine months ended September 30, 2000, an increase of $9.1 million or 53%. The increase in revenue from the licensing of software is primarily due to two factors: (i) an increase in sales of software licenses outside of North America, which accounted for approximately 24% of software fees during the nine months ended September 30, 2001 and 4% of software fees during the nine months ended September 30, 2000; and (ii) sales of our Optimize Suite, PkMS Pronto and infolink, which accounted for approximately 22% of software fees during the nine months ended September 30, 2001. Only SlotInfo and WorkInfo were commercially available for sale in the first nine months of 2000.

     Services. Services revenue increased to $72.1 million for the nine months ended September 30, 2001, from $58.0 million for the nine months ended September 30, 2000, an increase of $14.1 million or 24%. The increase in revenue from services is principally due to three factors: (i) an increase in the number of engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; (ii) more efficient utilization of professional services personnel; and (iii) increased revenue from customer support and software enhancement subscriptions on a growing installed base.

     Hardware. Hardware revenue, which is considered non-strategic, decreased to $12.1 million for the nine months ended September 30, 2001, from $21.4 million for the nine months ended September 30, 2000, a decrease of $9.3 million or 43%. The decline in sales of hardware in the first nine months of 2001 is principally due to an atypically large sale of hardware to a customer in the second quarter of 2000, combined with increased sales of our Optimize Suite of products, which require less hardware than PkMS, and increased sales of software licenses outside of the United States where customers have historically not bought hardware from us.

   Costs and Expenses

     Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of research and development costs capitalized prior to the third quarter of 1999. Cost of software fees increased by 26% to $1.3 million, or 5% of software fees, for the nine months ended September 30, 2001, from $1.0 million, or 6% of software fees, for the nine months ended September 30, 2000. The increase in cost of software fees is primarily attributable to an increase in royalties payable to third parties for software sold as part of our solutions during the nine months ended September 30, 2001.

     Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services revenue increased by 24% to $30.9 million, or 43% of services revenue, for the nine months ended September 30, 2001, from $24.9 million, or 43% of services revenue, for the nine months ended September 30, 2000. The increase in cost of services revenue is primarily due to a 14% increase in the average number of services personnel during the nine months ended September 30, 2001, plus the incremental hiring and training costs.

     Cost of Hardware. Cost of hardware revenue decreased by 44% to $9.7 million, or 80% of hardware revenue, for the nine months ended September 30, 2001, from $17.4 million, or 81% of hardware revenue, for the nine months ended September 30, 2000. Cost of hardware declined as a direct result of lower sales of hardware.

     Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses increased by 41% to $14.5 million, or 13% of total revenue, for the nine months ended September 30, 2001, from $10.3 million, or 11% of total revenue, for the nine months ended September 30, 2000. The increase in research and development expenses over the prior year is principally attributable to an increase in the average number of full-time and contracted personnel dedicated to our ongoing research and development activities, most of the increase in personnel arising from the acquisition of Intrepa.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 29% to $16.6 million, or 15% of total revenue, for the nine months ended September 30, 2001, from $12.9 million, or 13% of total revenue, for the nine months ended September 30, 2000. The increase in sales and marketing expenses over the comparable nine months of the prior year is principally attributable to an increase in the number of sales and marketing personnel, expanded marketing programs associated with new and existing product lines and expenditures in the third quarter of 2001 to refine our strategic marketing initiatives.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 23% to $13.7 million, or 12% of total revenue, for the nine months ended September 30, 2001, from $11.1 million, or 11% of total revenue, for the nine months ended September 30, 2000. The increase in general and administrative expenses is principally attributable to an increase in depreciation and amortization expense and additional administrative costs and personnel to grow our business and improve our infrastructure. Depreciation and amortization expense included in general and administrative expenses was $4.2 million and $3.4 million for the first nine months of 2001 and 2000, respectively.

     Amortization of Acquisition-Related Intangibles. We have recorded intangible assets as part of the purchase accounting associated with three acquisitions: (i) the acquisition of Performance Analysis Corporation in February 1998; (ii) the acquisition of certain assets of Kurt Salmon Associates, Inc. in October 1998; and (iii) the acquisition of Intrepa in October 2000. As a direct result of the acquisition of Intrepa, amortization of acquisition-related intangibles increased from $282,000, or 0.3% of total revenue, for the nine months ended September 30, 2000, to $3.9 million, or 3.6% of total revenue, for the nine months ended September 30, 2001.

   Operating Income

     Operating income increased $1.3 million to $20.0 million, or 18% of total revenue, for the nine months ended September 30, 2001, from $18.7 million, or 19% of total revenue, for the nine months ended September 30, 2000. The increase in operating income is principally due to the 31% growth in software fees and services for the nine months ended September 30, 2001 over the nine months ended September 30, 2000, combined with improved efficiencies in our business. Excluding amortization of acquisition-related intangibles, operating income was $24.0 million, or 22% of total revenue, and $19.0 million, or 20% of total revenue, for the nine months ended September 30, 2001 and 2000, respectively. The increase in operating income as a percentage of total revenue, excluding amortization of acquisition-related intangibles, is principally attributable to the decline in sales of hardware in 2001, as discussed above.

   Other Income, net

     Other income, net decreased from $1.8 million for the nine months ended September 30, 2000 to $1.7 million for the nine months ended September 30, 2001. Other income, net for the nine months ended September 30, 2001 includes approximately $420,000 of interest expense associated with the note payable issued in conjunction with the acquisition of Intrepa, which was not present in the nine months ended September 30, 2000. Additionally, an overall decline in market interest rates has lowered our return on invested cash, cash equivalents and short-term investments.

   Income Taxes

     The provision for income taxes was $8.0 million, or 37% of taxable income, for the nine months ended September 30, 2001, compared to $7.8 million, or 38% of taxable income, for the nine months ended September 30, 2000. The income tax rate reflects our estimated annual effective income tax rate and considers the source of estimated taxable income, effective state and international income tax rates and anticipated tax credits. The provision for income taxes for the nine months ended September 30, 2000 and 2001 does not include the $4.5 million and $6.4 million tax benefits realized from stock options exercised during 2000 and 2001, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

   Net Income Per Share

     Diluted net income per share for the nine month periods ended September 30, 2001 and 2000 was $0.45 and $0.42, respectively, on fully diluted shares outstanding of 30,678,000 and 30,108,000, respectively. The increase in fully diluted shares outstanding during 2001 is principally attributable to the increase in the number of shares of common stock outstanding as a result of stock option exercises and shares issued in conjunction with the acquisition of Intrepa. Excluding tax-effected amortization of acquisition-related intangibles, diluted net income was $16.1 million, or 15% of total revenue and $0.53 per fully diluted share, for the nine months ended September 30, 2001. This compares to diluted net income of $12.9 million, excluding tax-effected amortization of acquisition-related intangibles, or 13% of total revenue and $0.43 per fully diluted share, for the nine months ended September 30, 2000.

   Liquidity and Capital Resources

     We have funded our operations primarily through cash generated from operations. As of September 30, 2001, we had approximately $94.2 million in cash, cash equivalents and short-term investments, as compared to approximately $67.7 million at December 31, 2000.

     Our operating activities provided cash of approximately $27.8 million for the nine months ended September 30, 2001 and $31.7 million for the nine months ended September 30, 2000. Cash from operating activities for the nine months ended September 30, 2001 arose principally from increases in operating income, prepayments of customer support services and software enhancement subscriptions, improved payments on accounts by customers, an accelerated refund of income taxes and income tax benefits arising from exercises of stock options by employees. Days sales outstanding decreased from 71 days at December 31, 2000 to 67 days at September 30, 2001 through enhanced customer collection programs.

     Our investing activities provided cash of approximately $4.9 million for the nine months ended September 30, 2001. Cash from investing activities arose principally from sales of short-term investments (investments with original maturities greater than 90 days), reduced by the purchase of capital equipment to support our business and infrastructure.

     Our financing activities provided cash of approximately $3.6 million for the nine months ended September 30, 2001. The principal source of cash provided by financing activities was from the proceeds of the issuance of common stock pursuant to the exercise of stock options. We purchased 65,000 shares of our common stock for approximately $885,000 through open market transactions in the third quarter of 2001 as part of a publicly announced buy-back program.

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

     Total international revenue was approximately $19.1 million and $9.7 million for the nine months ended September 30, 2001 and 2000, respectively, which represents approximately 17% and 10% of our total revenue, respectively. Total international revenue was approximately $7.3 million and $3.2 million for the three months ended September 30, 2001 and 2000, respectively, which represents approximately 19% and 10% of our total revenue, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

     We conduct our direct European operations principally out of an office in the United Kingdom, consisting of approximately 66 employees. Total revenue for European operations was approximately $16.2 million and $5.5 million for the nine months ended September 30, 2001 and 2000, respectively, which represents approximately 15% and 6% of our total revenue, respectively. Total revenue for European operations was approximately $6.2 million and $2.0 million for the three months ended September 30, 2001 and 2000, respectively, which represents approximately 16% and 6% of our total revenue, respectively.

     We recognized a foreign exchange rate gain of approximately $72,000 during the nine month period ended September 30, 2001 and a foreign exchange rate loss of approximately $167,000 during the nine month period ended September 30, 2000, classified in “Other income, net” on our Condensed Consolidated Statements of Income.

Interest Rates

     We invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances.

     Interest income on our investments is classified in “Other income, net” on our Condensed Consolidated Statements of Income. We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS No. 115.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at September 30, 2001 was approximately 3.1%, as compared to 6.3% at September 30, 2000. The fair value of cash equivalents and short-term investments held at September 30, 2001 was $77.8 million.

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

Item 5. Other Information.

     No events occurred during the quarter covered by the report that would require a response to this item.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit. The following exhibit is filed as part of this report on Form 10-Q:

Exhibit
Number		Description

10.1	—	Executive Employment Agreement Modification by and between the Company and Richard M. Haddrill, effective July 19, 2001

(b)	Reports to be filed on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC

Date:	November 14, 2001	/s/ Richard M. Haddrill

Richard M. Haddrill

Chief Executive Officer, President and Director

(Principal Executive Officer)

Date:	November 14, 2001	/s/ Thomas Williams

Thomas Williams

Senior Vice President, Chief Financial Officer

and Treasurer

(Principal Financial and Accounting Officer)