Form 10-K405
period 2001-12-31
MANHATTAN ASSOCIATES INC
filed 2002-04-01
CIK 1056696

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

(MARK ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                        OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO____________

                       COMMISSION FILE NUMBER: 000-23999

                           MANHATTAN ASSOCIATES, INC.
             (Exact Name of Registrant As Specified in Its Charter)

                   GEORGIA                                       58-2373424
       (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
        Incorporation or Organization)

          2300 WINDY RIDGE PARKWAY,                                30339
                  SUITE 700                                      (Zip Code)
               ATLANTA, GEORGIA
   (Address of Principal Executive Offices)

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

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on March 31, 2002 as reported by the Nasdaq Stock Market, was approximately $604,993,748. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2002, the Registrant had outstanding 28,508,482 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2002 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1.  BUSINESS

     We are a leading global provider of technology-based solutions to improve the effectiveness of and the efficiencies within the extended supply chain. Our solutions, which consist of software, services and hardware, enhance distribution efficiencies through the real-time integration of extended supply chain constituents, including manufacturers, distributors, retailers, suppliers, transportation providers and consumers. Our software provides solutions for the three principal elements of extended supply chain execution, or "x-SCE": collaboration, execution and optimization. Collaboration solutions provide real-time synchronization of key processes and their associated information flows across the extended supply chain, including customer process synchronization, trading partner personalization, supplier process enablement, carrier compliance and communication, global inventory visibility and supply chain event management. Execution solutions include the performance of the many processes that take place in the warehouse and distribution center, beginning with the placement of an order by a customer and ending with the fulfillment and delivery of the order to the end customer. Optimization solutions use analytic tools and techniques to improve the efficiency of distribution center operations through the use of either rules-based or algorithm-based models to solve problems that are too complex or too time consuming for manual processing. We also provide services, including design, configuration, implementation and training services, plus customer support services and software enhancement subscriptions.

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

     - reducing response times;

     - facilitating the requirements of multi-channel fulfillment, including complying with industry shipping standards, unique pallet configuration and customer-specific marketing, labeling and packaging;

     - improving visibility of inventory, order status and delivery status;

     - improving communication with other participants in the supply chain;

     - enabling and facilitating distribution through multiple delivery channels;

     - increasing the productivity of labor, facilities and materials-handling equipment; and

     - lowering transportation costs.

     We currently provide our solutions to manufacturers, distributors, retailers and transportation providers primarily in the following markets: retail, consumer goods, direct-to-consumer, food and grocery, third-party logistics, industrial and wholesale, high technology and electronics, and healthcare and pharmaceuticals. As of December 31, 2001, our software was licensed for use by approximately 800 customers including Abbott Laboratories, Calvin Klein, ClientLogic Corporation, Columbia Sportswear, Exel Logistics, KBToys.com, Kmart Corporation, Mary Kay Incorporated, Newell Rubbermaid, Nordstrom, Patagonia, Rain Bird Distribution Corp., Sara Lee Corporation, SEIKO Corporation of America, Sainsbury's Supermarkets Ltd., Siemens Energy and Automations, The Sports Authority and Tibbett & Britten Group Plc.

     We are a Georgia corporation formed in March 1998 to acquire all of the assets and liabilities of Manhattan Associates Software, LLC. References in this filing to the "Company," "Manhattan," "Manhattan Associates," "we," "our," and "us" refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries. Our principal executive offices are located at 2300 Windy Ridge Parkway, Suite 700, Atlanta, Georgia 30339, and our telephone number is 770-955-7070.

INDUSTRY BACKGROUND

     Effective x-SCE solutions allow organizations to enhance customer satisfaction and reduce the cost of operating distribution centers. In the current environment, supplier complexity, customer demands and volumes of transactions continue to increase. Consequently, many companies are required to operate larger, more complex distribution centers, which support multiple distribution methods. In addition, the volume of shipments in most distribution centers has increased tremendously with the change from large palette shipments to smaller customer-specific shipments. These trends, the advent of the Internet and the rapid growth of e-commerce have altered the relative value propositions of effective and efficient distribution. As a result, many organizations are required to redefine their supply chain and automate many processes in order to improve the effectiveness of the supply chain and to improve customer satisfaction and loyalty. In recent years, many businesses have employed technologies to improve the flow of goods and information among supply chain participants, which include manufacturers, suppliers, distributors, retailers and transportation providers. These technologies have helped businesses to reduce inventory levels, improve inventory turnover and, most importantly, improve customer satisfaction. The efficient management of a distribution center now requires collecting and processing increasing amounts of key information. This information includes customer orders, inbound shipments of products, products available on-site, product storage locations, weights and sizes, customer- or store-specific shipping requirements, routing data, carrier requirements and order status. Manufacturers, distributors, retailers, and transportation providers must continuously exchange this information with other participants in the supply chain in order to effectively integrate the operation of their distribution centers with the extended supply chain. In this increasingly competitive environment, effective x-SCE technology solutions have become critical to success in order to handle the very sophisticated distribution services required today, including:

     - more frequent store-specific inventory replenishments;

     - distribution through multiple delivery channels;

     - more customized packing of goods within each delivery to reduce in-store unpacking times;

     - more sophisticated packaging and labeling of goods to meet merchandising strategies;

     - compliance with unique, customer-specific and industry-specific shipping standards; and

     - the exchange of trading information electronically.

     The Internet and the rapid growth of e-commerce have increased the demands on participants in the supply chain. For example, many retailers, suppliers and manufacturers are selling their products through a broader range of distribution channels, including directly to consumers, either through the Internet or catalog sales operations. These new multi-channel distribution models present significant challenges to traditional distribution centers that were primarily designed to replenish "bricks and mortar" establishments, such as retail stores and distributors, where orders are typically large and undifferentiated. Selling products in direct-to-consumer environments requires these participants to provide additional services, such as individual packaging, labeling and shipping of orders directly to the consumer, as well as other value-added services such as apparel monogramming and gift-wrapping.

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

     - customer orders and the specific contents in each order;

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

     Distribution center management systems must be able to analyze dynamically the information to determine the most efficient use of the distribution center's labor, materials handling equipment, packaging equipment and shipping, storage and receiving areas. These systems must interface, in real-time, directly with Enterprise Resource Planning ("ERP") and other host systems to exchange business information. Their mission-critical function within a distribution center requires that these systems operate with high reliability and efficiency, while supporting very high transaction volumes and multiple users. Suppliers, manufacturers, distributors and retailers must exchange information in real time with other participants in the supply chain in order to effectively integrate their operations with the extended supply chain. Additionally, front-office Internet business software applications require real-time access to data provided by these distribution center management systems to provide a dynamic view of a company's extended supply chain.

     Traditionally, distribution center management systems have been highly customized, difficult to upgrade and have required costly and lengthy implementations. Furthermore, these systems have not readily supported the increased volumes and complexities associated with recent advances in supply chain re-engineering initiatives. Specifically, they have failed to quickly incorporate dynamic changes to industry- and customer-specific shipping standards. Most legacy distribution center management systems are unable to effectively manage operations in an increasingly multi-channel distribution environment. In addition, legacy distribution center management systems are unable to provide the real-time access to supply chain data to interact with Internet-based supply chain optimization, procurement and commerce applications.

THE MANHATTAN ASSOCIATES SOLUTION

     Our solutions feature modular software systems that employ leading database technology to address a full range of requirements of modern, complex distribution centers and the extended supply chain, including collaboration, execution and optimization. Our collaboration solutions provide real-time synchronization of key processes and their associated information flows across the extended supply chain, including customer process synchronization, trading partner personalization, supplier process enablement, carrier compliance and communication, global inventory visibility and supply chain event management, which includes real-time monitoring and alerting and real-time intelligent execution. Our execution solutions include the performance of the many processes that take place in the warehouse and distribution center, beginning with the execution of an order by a customer and ending with the fulfillment and delivery of the order to the end customer. Our optimization solutions use analytic tools and techniques to improve the efficiency of distribution center operations through the use of either rules-based or algorithm-based models to solve problems that are too complex or too time consuming for manual processing. Our software products, together with our professional services capabilities, enable our customers to optimize their supply chain effectiveness and efficiencies by:

     - reducing inventory levels and increasing inventory turnover;

     - improving inventory and order accuracy;

     - reducing response times;

     - facilitating the requirements of multi-channel fulfillment, including complying with industry shipping standards, unique pallet configuration and customer-specific marketing, labeling and packaging;

     - improving visibility of inventory, order status and delivery status;

     - improving communication with other participants in the supply chain;

     - enabling and facilitating distribution through multiple delivery channels;

     - increasing the productivity of labor, facilities and materials-handling equipment; and

     - lowering transportation costs.

     Our collaboration solutions consist of the MA Collaborate Suite, which includes two versions of our infolink(TM) product, infolink-Order and infolink-Source. MA Collaborate provides our customers with:

     - Supplier Integration -- infolink is designed to improve an organization's visibility to inbound shipments, which can facilitate (i) reduced transportation costs, through the consolidation of inbound shipments,
       (ii) improved planning, through real-time status and content management of inbound shipments to allow more effective labor management and improved order fulfillment, and (iii) improved fill rates, through allocation of in-transit inventory.

     - Customer Integration -- infolink provides improved sharing of information between a supplier and its customers through the synchronization of processes and information.

     - Global Inventory Visibility -- infolink enables visibility across the extended supply chain from the point of production to the point of consumption.

     - Supply Chain Event Management -- infolink allows an organization to monitor its supply chain in real-time and provides immediate notifications or alerts of failures or important events.

     Our execution solutions consist of the MA Fulfill Suite and the MA Deliver Suite. MA Fulfill features PkMS(R), our flagship product, and PkMS Pronto. MA Deliver features Logistics PRO(R) TMS. Together, MA Fulfill and MA Deliver provide our customers with:

     - Comprehensive Warehouse Management System Functionality -- Our execution products address a full range of requirements of modern, complex distribution centers with a defined, prepackaged product rather than custom-designed and developed applications. Our execution products provide comprehensive functionality that manages the processes associated with receiving, put-away, replenishment, picking, packing and shipping for specific vertical markets, incorporating industry-wide initiatives.

     - Ease of Implementation -- The modular design of our execution products, along with our knowledge of specific vertical markets and expertise in planning and installation, allows our solutions to be implemented more rapidly than highly-customized distribution center management systems. Typical implementations can be completed within four to six months. Our PRISM methodology allows for a full implementation of the MA Fulfill Suite within two months.

     - Timely Response to Industry Initiatives -- Our execution products feature a comprehensive program to provide our customers with timely software upgrades offering increased functionality and technological advances that address emerging supply chain initiatives that are often industry specific.

     - Flexibility and Configurability -- Our execution products are designed to be easily configured to meet a distribution center's specific requirements and reconfigured to meet changing customer and industry requirements. Because of their modular design, our execution products can be implemented in phases to meet specific customer demands.

     - Scaleability -- Our execution products are designed to facilitate the management of evolving distribution center systems to accommodate increases in the number of system users, complexity and distribution volume.

     - Multi-Channel Distribution -- Our execution products, with their robust design and superior functionality over competitive offerings, allow for distribution through multiple channels, including traditional means, the Internet and mail order. Moves to additional channels can be made with speed and ease of implementation.

     - Transportation Management -- Our MA Deliver suite of products is designed to facilitate the shipping process and reduce costs through planning, integrated shipping rate tables and built in audit processes.

     Our optimization solutions consist of the MA Optimize Suite, which includes three modular products: SlotInfo(TM), WorkInfo(TM) and SmartInfo(TM).

     - SlotInfo -- enables the optimal configuration of distribution facilities to maximize existing space, achieve greater throughput and reduce replenishment costs.

     - WorkInfo -- a comprehensive productivity tracking and labor-planning tool to help maximize the utilization and productivity of human resources within the distribution center.

     - SmartInfo -- provides real-time monitoring of distribution center activities and determines trends based on historical data.

STRATEGY

     Our objective is to be the leading provider of technology-based x-SCE solutions. We aim to achieve this objective by providing operational excellence to our customers through collaboration, execution and optimization solutions to targeted vertical markets. Our solutions are advanced, highly functional, highly scaleable applications that allow our customers to improve relationships with suppliers and customers, leverage their investments in distribution centers and meet dynamically changing customer requirements. Our strategies to accomplish our objective include the following:

     Develop and Enhance Software Solutions. We intend to continue to focus our product development resources on the development and enhancement of our software solutions. We offer what we believe to be the broadest solution set in the x-SCE marketplace, founded upon software products, as described herein, to address all aspects of collaboration, execution and optimization. In order to provide additional functionality and value to our solutions, we plan to continue to provide enhancements to existing products and to introduce new products to address evolving industry standards and market needs. We identify further enhancements to our solutions and opportunities for new products through our customer support organization as well as ongoing customer consulting engagements and implementations, interactions with our user groups and participation in industry standards and research committees.

     Expand International Sales. We believe that our solutions offer significant benefits for customers in international markets. We have approximately 100 employees outside the United States, primarily in the United Kingdom and the Netherlands, focused on international sales and servicing our international clients. In addition to offices in the United Kingdom, Netherlands and Japan, we have a direct presence in Germany, France and Australia and an established reseller partnership in Latin America and the Pacific Rim. Our international strategy includes leveraging the strength of our relationships with current customers that also have significant overseas operations and the pursuit of strategic marketing partnerships with international systems integrators and third-party software application providers.

     Develop Indirect Sales Channels. We currently sell our products primarily through our direct sales personnel. In addition to expanding our direct sales organization, we plan to invest in the expansion and development of our indirect sales channels through reseller agreements, marketing agreements and agreements with third-party logistics providers.

     Expand Our Strategic Alliances. We have established strategic alliances with industry-leading consultants and software systems implementers, including most of the "Big Five" consulting firms, other systems consulting firms specializing in our targeted industries and IBM Global Services among others, to supplement our direct sales force and professional services organization. These alliances help extend our market coverage and provide us with new business leads and access to trained implementation personnel. We have strategic alliances with complementary software vendors including Microsoft, JDA Software, Manugistics and Intentia.

     Acquire or Invest in Complementary Businesses. We intend to pursue strategic acquisitions of technologies, products and businesses that enable us to enhance and expand our x-SCE software products and service offerings. More specifically, we intend to pursue acquisitions that will provide us with complementary products and technologies, expand our geographic presence and distribution channels, extend our presence into other vertical markets with similar challenges and requirements of those we currently exploit and/or further solidify our leadership position within the three primary components of x-SCE: collaboration, execution and optimization.

PRODUCTS AND SERVICES

     Products. Our software products are designed to enable our customers to manage the operations of their distribution centers and improve collaboration between supply chain partners to achieve greater effectiveness and efficiency. Our software products operate across the iSeries (AS/400), Unix and Windows NT computing platforms. Our products operate on multiple hardware platforms utilizing various hardware systems and inter-operate with many third-party software applications and legacy systems. This interfacing and open system capability enables customers to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide interface toolkits for most ERP systems to enhance communication and reduce implementation costs between our core products and our clients' host systems. We currently offer interface toolkits to systems developed by Oracle, SAP, J.D. Edwards, Lawson, Essentus/Richter and Intentia.

     We categorize our software products according to their focus and value proposition within x-SCE. Our solution set is comprised of five suites of applications: MA Fulfill; MA Deliver; MA Optimize; MA Collaborate and MA Connect. MA Fulfill consists of PkMS, our flagship product, and PkMS Pronto. MA Deliver consists of Logistics PRO TMS. MA Optimize consists of SlotInfo, WorkInfo and SmartInfo. MA Collaborate consists of infolink-Order and infolink-Source. MA Connect consists of ComLink and SystemLink. The following table lists and provides descriptions of our products categorized by offering suite:

                                MA FULFILL SUITE
                                      PKMS

MODULE                                                  DESCRIPTION
------                                                  -----------
INVENTORY MANAGEMENT SYSTEM
  ("IMS").....................  Manages the receipt, put-away and movement of all inventory throughout the distribution center
Receiving.....................  - Verifies the accuracy of incoming shipments against the advanced shipping notice
                                - Designates incoming inventory for quality audit and
                                immediate out-going shipment (cross-docking)
                                - Manages receiving yard by scheduling time, dock location and priority of shipments

MODULE                                                  DESCRIPTION
------                                                  -----------
Stock Locator.................  - Enhances inventory movement efficiency by directing put-away, minimizing travel distances and optimizing storage capacity
                                - Tracks movement of inventory by allowing real-time
                                inquiries by location, SKU and other criteria
Cycle Count...................  - Enables more efficient inventory counts by permitting specific zones of a distribution center to be "frozen"
                                  without interrupting ongoing operations
                                - Automatically generates cycle count tasks for specific
                                SKUs, locations or other user-designated criteria
Work Order Management.........  - Directs the assembly of finished goods within a distribution center to match customer demands
Radio Frequency Functions for
  the IMS.....................  - Allows the real-time collection of inventory product information and location with remote, hand-held mobile
                                  devices for integration with the IMS
                                - Communicates real-time task assignments to workers in
                                remote locations of the distribution center
Task Management System for the
  IMS.........................  - Coordinates the sequence of distribution center tasks to optimize labor efficiency
OUTBOUND DISTRIBUTION SYSTEM
  ("ODS").....................  Manages the picking, packing and shipping of orders in efficient release waves
Wave Management...............  - Selects, prioritizes and groups outgoing orders in manageable increments based upon user-defined criteria
                                - Routes picktickets based upon retailer requirements and
                                pre-determines carton contents to minimize the number of
                                  outgoing cartons
                                - Facilitates stock replenishment for active picking and
                                packing locations
Verification..................  - Provides automatic verification of orders and identifies order shortages and overages to maximize shipping accuracy at several different points within the order fulfillment
                                  process
Radio Frequency Functions for
  the ODS.....................  - Allows the real-time collection of shipment information, including actual carton contents, and location with remote, hand-held mobile devices
                                - Communicates real-time task assignments to workers in
                                remote locations of the distribution center
Freight Management System.....  - Sorts orders by specific freight carriers, calculates shipping charges and controls load sequencing based upon
                                  truck routes
                                - Generates all documentation required for shipping such as bills of lading and retailer compliant required manifests
Parcel Shipping System........  - Calculates all shipping charges for parcel shipments, generates tracking numbers and provides appropriate
                                  documentation for parcel carriers

MODULE                                                  DESCRIPTION
------                                                  -----------
PKALLOCATE....................  - Prioritizes and allocates orders based on current aggregate inventory levels for customers whose host system is unable to perform this function
PKCOST........................  - Tracks effort and cost for activities in the distribution center
                                - Provides critical billing information for third party
                                logistics companies
PKVIEW........................  - Provides online graphs and e-mail notification for PkMS on the iSeries (AS/400) and Unix platforms

                                  PKMS PRONTO

MODULE                                                  DESCRIPTION
------                                                  -----------
Inbound Execution.............  - Enables the receipt, location and put-away of inbound shipments
Work..........................  - Allows the real-time collection of inventory product information and location with remote, hand-held mobile
                                  devices
                                - Communicates real-time task assignments to workers in
                                remote locations of the distribution center
Inventory Control.............  - Enables more efficient inventory counts by permitting specific zones of a distribution center to be "frozen"
                                  without interrupting ongoing operations
                                - Automatically generates cycle count tasks for specific
                                SKUs, locations or other user-designated criteria
Outbound Execution............  - Comprehensive, multi-step order entry functionality
                                - Selects, prioritizes and groups outgoing orders in
                                manageable increments based upon user-defined criteria
                                - Determines the most efficient carrier
                                - Facilitates load planning and optimization
                                - Generates the most effective shipping plan
Asset Management..............  - Real-time data accumulation of key warehouse functions
                                - Productivity tracking
Warehouse Control Center......  - Graphical representations of key operational data
Pronto Exchange...............  - Web-based information on inbound status, order entry, order status and delivery confirmation, inventory status,
                                  inbound statistics, outbound statistics and item
                                  statistics
Management Reporting..........  - Standardized reports to improve management visibility

                                MA DELIVER SUITE
                               LOGISTICS PRO TMS

MODULE                                                  DESCRIPTION
------                                                  -----------
Outbound Planning.............  - Determines the most efficient carrier
                                - Generates the most effective shipping plan
                                - Facilitates load planning and optimization
International Compliance......  - Translates document headings into local languages to meet requirements of destination countries
Audits........................  - Verifies each freight bill for accuracy to prevent duplicate payments and incorrect charges

                               MA OPTIMIZE SUITE

PRODUCT                                                 DESCRIPTION
-------                                                 -----------
SmartInfo.....................  - Enables the optimization and analysis of a distribution center via the real-time monitoring of warehouse activities and determines trends based on historical data contained
                                  within PkMS
WorkInfo......................  - Provides employee performance tracking information to distribution center managers, while supplying the
                                  distribution center employee estimated task durations
                                  prior to starting the task and their individual employee
                                  performance throughout the day
SlotInfo......................  - Optimizes inventory physical location within a distribution center based on volume, seasonal demands,
                                  location of products and size
                                - May be used with PkMS or as a stand-alone product

                              MA COLLABORATE SUITE

PRODUCT                                                 DESCRIPTION
-------                                                 -----------
infolink-Order................  - An Internet-based application that enables real-time communication and collaboration between retailers and
                                  their suppliers
                                - Provides real-time visibility into production status and shipment information
                                - Provides real-time status of product availability
                                - Generates bar-coded shipping labels at the user's
                                facilities to facilitate and streamline receiving at user's distribution centers
                                - May be integrated with PkMS, other warehouse management
                                  systems and ERP Systems
infolink-Source...............  - An Internet-based application that facilitates collaboration between a warehouse and its factories or a
                                  company and its suppliers
                                - Provides real-time visibility into production status
                                - Provides real-time shipment information, including
                                advanced ship notice and UCC 128 labels for streamlined
                                  receiving

                               MA CONNECT SUITE *

PRODUCT                                                 DESCRIPTION
-------                                                 -----------
ComLink*......................  - A standardized communication tool for communication among all Manhattan solutions as well as between Manhattan
                                  solutions and external systems
                                - Provides an adaptable interface as new technologies emerge
SystemLink*...................  - A toolkit standardized for interfaces between PkMS and major ERP systems
                                - Interfaces to ERP systems include Oracle Applications,
                                Essentus Sourcing and Demand, Lawson Insight and Intentia
                                  Movex

---------------

* The products comprising the MA Connect Suite are designed to work exclusively with other products and solutions of Manhattan Associates. These products are neither sold stand-alone nor can they be used stand-alone, but are always sold as part of a total solution.

     Professional Services. Our professional services provide our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer's historical data onto our system, and ongoing training, education and system upgrades. We believe that our professional services enable the customer to implement our software rapidly, ensure the customer's success with our solution, strengthen the relationship with the customer, and adds to our industry-specific knowledge base for use in future implementations and product development efforts.

     Although our professional services are optional, substantially all of our customers use at least some portion of these services for the implementation and ongoing support of our software products. Professional services are typically rendered under time and materials based contracts, with services billed on an hourly basis. Professional services are sometimes rendered under fixed-fee based contracts, but only in instances when we believe the scope of the project is reasonably quantifiable. We believe that increased sales of our software products will drive higher demand for our consulting services. Accordingly, we plan to continue to increase the number of consultants to support anticipated growth in product implementations and software upgrades. We anticipate that our internal growth will be balanced with our success in achieving our strategy of alliances expansion.

     Our professional services group consists of business consultants, systems analysts and technical personnel devoted to assisting customers in all phases of the implementation of our systems, including planning and design, customer-specific configuring of modules, and on-site implementation or conversion from existing systems. Our consulting personnel undergo extensive training on distribution center operations and our products. We believe that this training, together with the ease of implementation of our products, enables us to productively use newly-hired consulting personnel. At times, we use third-party consultants, such as those from major systems integrators, to assist our customers in certain implementations.

     We have developed a proprietary, standardized implementation methodology, called PRISM, which leverages our products' architecture with the knowledge and expertise gained from completing more than 1,100 installations worldwide. The modular design of our products significantly reduces the complexities associated with integrating to existing systems, including ERP, SCM, CRM, e-business systems and complex material handling systems. As a result, we have been able to deploy a fully automated inbound and outbound system in less than two months.

     Customer Support Services and Software Enhancements. We offer a comprehensive program that provides our customers with timely software upgrades that offer additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. As of December 31, 2001, over 80% of our customers since our formation have subscribed to our comprehensive support and enhancements agreements. We have the ability to remotely access the customer's system in order to perform diagnostics, on-line assistance and assist in software upgrades. We offer 24x7 customer support plus software upgrades for fees of 16% and 20% of the software license fee, depending on the level of service needed by the customer.

     Training. We offer training in a structured environment for new and existing users. Training programs are provided on a per-person, per-class basis at fixed fees. We currently have thirteen courses available to provide training on product use, configuration, implementation and system administration. We have also developed several computer-based training programs that can be purchased for a fixed fee for use at client sites.

     Hardware. In conjunction with the licensing of our software, we resell a variety of hardware products developed and manufactured by third parties in order to provide our customers with an integrated supply chain execution solution. These products include computer hardware, radio frequency terminal networks, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.

SALES AND MARKETING

     We employ multiple discipline sales teams that consist of professionals with industry experience in sales and technical sales support. To date, we have generated the majority of our revenue from sales of software through our direct sales force. We plan to continue to invest significantly to expand our sales, services and marketing organizations within the United States, Europe and other international locations and to pursue strategic marketing partnerships. We conduct comprehensive marketing programs that include advertising, public relations, trade shows, joint programs with vendors and consultants and ongoing customer communication programs. The sales cycle typically begins with the generation of a sales lead, through in-house telemarketing efforts, trade shows or other means of referral, or the receipt of a request for proposal from a prospective customer. The sales lead or request for proposal is followed by the qualification of the lead or prospect, an assessment of the customer's requirements, a formal response to the request for proposal, presentations and product demonstrations, site visits to an existing customer using our supply chain execution system and contract negotiation. The sales cycle can vary substantially from customer to customer, but typically requires three to six months.

     In addition to sales to new customers, we intend to continue to leverage our existing customer base to provide for system upgrades, sales of additional licenses of purchased products and sales of new or add-on products. We also plan to further develop and expand our indirect sales channels, including sales through reseller agreements, marketing agreements and agreements with third-party logistics providers. To extend our market coverage and to provide us with new business leads and access to trained implementation personnel, we further intend to develop and expand our strategic alliances with systems integrators capable of performing implementations of our solutions. Business referrals and leads helping us to grow our business continue to be positively influenced by systems integrators, which include most of the Big Five consulting firms and other systems consulting firms specializing in our targeted industries. We believe that our leadership position in providing x-SCE solutions perpetuates the willingness of systems integrators to recommend our solutions where appropriate.

     During 2000, we formalized a program intended to foster joint sales and marketing efforts with our business partners. In some cases, this included joint development work to make our products and our partner's products interface seamlessly. Among others, partnerships arising from our Manhattan Associates Partner Program (MAP2) include:

     - Manugistics Group, Inc., a leading global provider of enterprise profit optimization solutions;

     - JDA Software Group, Inc., a leading global provider of integrated software and professional services to retailers and their suppliers;

     - Vastera, Inc., a leading international trade logistics company;

     - Intentia International AB, a leading global supplier of ERP solutions;

     - ProClarity Corporation (formerly Knosys, Inc.), a provider of analytic front-end technology designed specifically for Microsoft SQL Server 2000 Analysis Services;

     - Siemens Dematic, a world leader, providing system solutions from concept through implementation in manufacturing, automotive, distribution, parcel and freight, postal, air cargo, baggage handling and software applications; and

     - FKI Logistex, a global automated material-handling firm specializing in distribution, freight and parcel, baggage handling and manufacturing automated material flow solutions.

CUSTOMERS

     To date, our customers have been suppliers, manufacturers, distributors, retailers and transportation providers in a variety of industries. The following table sets forth a representative list of our customers and the industries as of December 31, 2001, that have purchased products and services from us.

Consumer Goods                                  Healthcare
  ARAMARK Uniform and Career Apparel, Inc.      Abbott Laboratories, Inc.
  Calvin Klein, Inc.                            AmerisourceBergen
  Elizabeth Arden                               Banta Healthcare
  Jockey International                          F. Dohmen Company
  Newell Rubbermaid                             Ocular Sciences, Ltd.
  SEIKO Corp. of America                        Pfizer Canada, Inc.
  The Stride Rite Corporation                   Stiefel Laboratories, Inc.
  Waterford Wedgewood, USA, Inc.                Stryker Endoscopy
Direct-to-Consumer                              Retail
  Cabela's                                      American Eagle Outfitters
  Coldwater Creek                               Debenhams Retail Plc
  Columbia Sportswear                           Kmart Corporation
  Cornerstone Brands, Inc.                      Mary Kay, Inc.
  J. Jill Group                                 Nordstrom
  KBToys.com                                    The Children's Place
  Nordstrom.com                                 The Limited
  Patagonia                                     The Sports Authority
Food and Grocery                                Industrial & Wholesale
  Alliant Atlantic Foodservice                  AGFA/Bayer
  American Italian Pasta Company                Liberty Hardware Manufacturing
  Ben E. Keith Company                          Loctite Corporation
  Burns Philip Food/Tone Brothers               Motors & Armatures, Inc.
  Hiram Walker & Sons Limited                   O'Reilly Automotive
  Orefield Cold Storage                         PPG Architectural Finishes, Inc.
  Sainsbury's Supermarkets Ltd.                 Rain Bird Distribution Corp.
  Sara Lee Corporation                          Strauss Discount Tire
Third Party Logistics                           High Tech & Electronics
  APL                                           Belkin Components
  ClientLogic Corporation                       Canon (UK) Limited
  Exel Logistics                                EGS Electrical Group
  Langham Logistics                             Festo Corporation
  SalesLink                                     Metatec Corporation
  Tibbett and Britten Ltd.                      Microwarehouse, Inc.
                                                Olympus America
                                                Siemens Energy and Automation, Inc.

     Our top five customers in aggregate accounted for 21%, 22% and 10% of total revenue for each of the years ended December 31, 2001, 2000 and 1999, respectively. Revenue from one customer ("the significant customer") during 2001 accounted for approximately 10% of revenue for the year ended December 31, 2001. No single customer accounted for more than 10% of revenue in 2000 or 1999. On January 22, 2002, the significant customer, an international discount retailer, filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result of the bankruptcy filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, if any, we reduced 2001 revenues by $4.3 million. The $4.3 million Allowance for Bankrupt Customer, recorded as a separate line item within the revenues section of our Statement of Income for the year ended December 31, 2001, principally defers revenues arising from the significant customer in the fourth quarter of 2001.

PRODUCT DEVELOPMENT

     Our development efforts are focused on adding new functionality to existing products, enhancing the operability of our products across distributed and alternative hardware platforms, operating systems and database systems and developing new products. We believe that our future success depends in part upon our ability to continue to enhance existing products, to respond to dynamically changing customer requirements and to develop new or enhanced products that incorporate new technological developments and emerging extended supply chain and industry standards. To that end, our development efforts frequently focus on base system enhancements and the incorporation into our products of new user requirements and features identified and created through customer and industry interactions and systems implementations. As a result, we are able to continue to offer our customers a packaged, highly configurable product with increasing functionality rather than a custom-developed software program. We have also developed interface toolkits for most major ERP systems to enhance communication and improve data flows between our core products and our clients' host systems.

     We plan to principally conduct our development efforts internally in order to retain development knowledge and promote the continuity of programming standards; however, some projects that can be performed separately and/or require special skills may be outsourced. In 2001, we used a third-party research and development company to localize our products into Japanese, German, French and Spanish. We have also announced plans to establish an off-shore development center (ODC) in Bangalore, India. The ODC will employ several Indian citizens currently working for and holding extensive development experience with us.

     We will continue to spend a portion of our research and development efforts on the development and enhancement of our infolink product. Infolink is an Internet-based application that enables real-time collaboration between users and both their customers and suppliers regarding customer order entry and order/inventory status. Real-time communication will be facilitated via infolink through Internet-based XML technology. Microsoft Corporation is collaborating with us to provide expertise in the XML document definition, which will be based on the BizTalk(TM) Framework. We released the first version of infolink, called infolink-Order, in September 2000. Infolink-Order provides information allowing for real-time business decisions between customers and their suppliers. A second version of infolink was released in September 2001, called infolink-Source, which provides for similar types of communication between suppliers and their factories.

     We continue to devote a significant portion of our research and development efforts to the enhancement of the N-Tier version of PkMS. Our N-Tier version of PkMS incorporates a distributed client/server architecture to allow different software applications and systems and hardware platforms to operate together more efficiently. N-Tier currently operates with desktops running Windows 95/98/2000/NT, standard radio frequency device clients and servers running either the Windows NT or the UNIX operating environments. Much of our development efforts in the second half of 2000 included the re-architecture of the N-Tier version of PkMS to improve the product's responsiveness and overall efficiency. The re-architected version of N-Tier was released in the first quarter of 2001.

     We are also spending a portion of our research and development efforts on the development of PkMS Pronto. PkMS Pronto, formerly known as Logistics PRO NT, was acquired through the acquisition of Intrepa, L.L.C. in October, 2000. It is marketed to Tier 3 companies (i.e., companies with less than $250 million in revenues). Development efforts related to PkMS Pronto are directed toward building and enhancing functionality requirements of Tier 3 companies. We continue to develop new and enhanced functionality for PkMS. Additionally, we plan to dedicate significant resources to further develop and enhance our MA Optimize Suite, consisting of SlotInfo, WorkInfo and SmartInfo. Sales of MA Optimize products accounted for approximately 19% of our software fees in 2001. The integration of the significant functionality of Logistics PRO TMS, a transportation management system acquired through the acquisition of Intrepa, into PkMS was completed in the second half of 2001. We expect Logistics PRO TMS will continue to be sold as a separate product.

     Our research and development expenses for the years ended December 31, 2001, 2000 and 1999 were $19.4 million, $16.1 million, and $10.2 million, respectively. We intend to continue to invest heavily in product development.

COMPETITION

     Our products are targeted at the x-SCE market, which is highly fragmented, intensely competitive and characterized by rapid technological change. The principal competitive factors affecting the market for our products include:

     - vendor and product reputation;

     - compliance with industry standards;

     - product architecture, functionality and features;

     - ease and speed of implementation;

     - return on investment;

     - product quality, price and performance; and

     - level of support.

     We believe that we compete favorably with respect to each of these factors. Our competitors are diverse and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. Our existing competitors include:

     - supply chain execution vendors, including Catalyst International, Inc., EXE Technologies, Inc., HighJump Software, Logistics & Internet Systems Limited, McHugh Software International, Inc., Optum, Inc. and Provia Software, Inc. among others;

     - ERP or Supply Chain Management ("SCM") application vendors with products or modules of their product suite offering varying degrees of x-SCE functionality, such as Retek, Inc., J.D. Edwards & Company or SAP AG;

     - the corporate information technology departments of current or potential customers capable of internally developing solutions; and

     - smaller independent companies that have developed or are attempting to develop distribution center management software that competes with our x-SCE solutions.

     We may face competition in the future from ERP and SCM applications vendors and business application software vendors that may broaden their product offerings by internally developing or by acquiring or partnering with independent developers of supply chain execution software. To the extent such ERP and SCM vendors develop or acquire systems with functionality comparable or superior to our products, their significant installed customer bases, long-standing customer relationships and ability to offer a broad solution could provide a significant competitive advantage over our products. In addition, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. Both Oracle and SAP have announced plans to enter the market for SCM applications. We believe that the domain expertise required to compete provides us with a competitive advantage and is a significant barrier to market entry. However, some of our competitors have significant resources at their disposal, and the degree to which we will compete with these new products in the marketplace is still undetermined.

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

INTERNATIONAL OPERATIONS

     Our international revenue was approximately $26.1 million, $14.9 million and $5.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, which represents approximately 17%, 11% and 7% of our total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have approximately 100 employees outside the United States, most of whom are located in the United Kingdom and the Netherlands. We recently installed our product in Asia and also began marketing our solutions in Australia, Latin America and the Pacific Rim.

     We conduct our direct European operations principally out of an office in the United Kingdom, consisting of approximately 95 employees. We recently signed a multi-year agreement to occupy a facility in Utrecht, The Netherlands to accommodate our planned growth in continental Europe. Total revenue for European operations was approximately $22.1 million, $10.3 million and $3.8 million for the years ended December 31, 2001, 2000 and 1999, respectively, which represents approximately 15%, 8% and 5% of our total revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

PROPRIETARY RIGHTS

     We rely on a combination of copyright, trade secret, trademark, service mark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We have a registered trademarks for SLOT-IT, Have/Needs Analysis, PTRS, PKMS PickTicket Management System, LogisticsPRO and the Manhattan Associates logo as a design mark. We have pending federal trademark applications for infolink Source, PKAllocate, PKCost, X-SCE, WorkInfo, infolink Order, PkMS Pronto, SlotInfo, SmartInfo, E-Fulfillnow, SystemLink, Driving the New E-Supply Chain, infolink and BizLink. We have no registered copyrights. We generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to, and distribution of, our proprietary information. We license PkMS to our customers in source code format and restrict the customer's use for internal purposes without the right to sublicense the PkMS, SlotInfo, SmartInfo, WorkInfo, infolink or Logistics PRO products. However, we believe that this provides us only limited protection. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot assure you that we will successfully deter misappropriation or independent third-party development of our technology or prevent an unauthorized third party from copying or obtaining and using our products or technology. In addition, policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exist, software piracy could become a problem.

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

EMPLOYEES

     As of December 31, 2001, we had 791 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. As of December 31, 2001, certain of our employees were employed pursuant to the H-1(B), non-immigrant work-permitted visa classification.

EXECUTIVE OFFICERS AND DIRECTORS

     Our executive officers and directors and certain information about them are as follows:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Alan J. Dabbiere..........................  40    Chairman of the Board of Directors(1)
Richard M. Haddrill.......................  48    President, Chief Executive Officer and
                                                  Director
Neil Thall................................  55    Executive Vice President -- Professional
                                                  Services
Deepak Raghavan...........................  35    Senior Vice President, Product Strategy
                                                  and Director(1)
Jeffry W. Baum............................  39    Senior Vice President -- International
                                                  Operations
Thomas W. Williams, Jr....................  45    Senior Vice President, Chief Financial
                                                  Officer and Treasurer
Jeffrey S. Mitchell.......................  34    Senior Vice President -- North American
                                                  Sales
Brian J. Cassidy..........................  56    Director
John J. Huntz, Jr.........................  51    Director(2)(3)
Thomas E. Noonan..........................  41    Director(2)(3)
John R. Hardesty..........................  62    Director(2)(3)

---------------

(1) Member of the Executive Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

     The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. The Board is currently comprised of two Class I directors (Messrs. Dabbiere and Cassidy), two Class II directors (Messrs. Raghavan and Haddrill) and three Class III directors (Messrs. Huntz, Noonan and Hardesty). At each annual meeting of shareholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the Class I directors, Class II directors and Class III directors will expire upon the election and qualification of successor directors at the 2002, 2003 and 2004 annual meetings of shareholders, respectively.

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

     Richard M. Haddrill has served as President and Chief Executive Officer of Manhattan since October 1999 and has served on the Board of Directors since October 1999. Prior to joining Manhattan, Mr. Haddrill served as President, CEO and a board member for Powerhouse Technologies, a successful technology, services and gaming company. He served Powerhouse as its Executive Vice President from December 1994 through September 1996 and served as President and Chief Executive Officer from September 1996 through June 1999. From 1992 until 1994, Mr. Haddrill was President of computer software company KnowledgeWare's international subsidiaries. During his employment at Ernst & Young, from 1975 until 1991, Mr. Haddrill held various positions within the company, including Managing Partner and Partner. Mr. Haddrill also serves on the Board of Directors of Danka, a publically-traded office products company.

     Neil Thall has served as Executive Vice President -- Professional Services of Manhattan since January 2000. From August 1998 to January 2000, Mr. Thall served as Senior Vice President -- Supply Chain Strategy; and from January 1998 to August 1998, he served as Vice President -- Supply Chain Strategy of Manhattan. From February 1997 through January 1998, Mr. Thall served as the Principal of Neil Thall Consulting. From January 1992 to July 1997, Mr. Thall served as President of Neil Thall Associates, a software development and management consulting subsidiary of HNC Software that specialized in inventory management, Quick Response and vendor managed inventory initiatives. Prior to 1992, Mr. Thall was employed by Kurt Salmon Associates as National Service Director -- Retail Consulting, where he specialized in the development and implementation of information systems for major department stores and specialty and mass merchant chains.

     Deepak Raghavan, a founder of Manhattan, has served as Senior Vice President of Manhattan since August 1998 and as a Director since February 1998. Mr. Raghavan has served as Senior Vice President -- Product Strategy since January 2001, and he served as our Chief Technology Officer from 1990 until 2001. From 1987 until 1990, Mr. Raghavan was a Senior Software Engineer for Infosys Technologies Limited, a software development company, where he specialized in the design and implementation of information systems for the apparel manufacturing industry.

     Jeffry W. Baum has served as Senior Vice President -- International Operations of Manhattan since January 2000. From March 1998 to January 2000, Mr. Baum served as Vice President, International Business Development. From January 1997 until February 1998, Mr. Baum served as Vice President, Sales and Marketing of Haushahn Systems & Engineers, a warehouse management systems and material handling automation provider. From March 1992 until December 1996, Mr. Baum served as Senior Account Manager at Haushahn. Prior to that, Mr. Baum served in a variety of business development, account management and marketing positions with Logisticon and Hewlett-Packard.

     Thomas W. Williams, Jr. has served as Senior Vice President of Manhattan since January 2001 and Chief Financial Officer and Treasurer of Manhattan since February 2000. Mr. Williams served as a Vice President of Manhattan from February 2000 through January 2001. From February 1996 to February 2000, Mr. Williams served as Group Vice President, Finance and Administration for Sterling Commerce, a worldwide leader in providing e-business solutions for the Global 5000 companies. From December 1994 to February 1996, Mr. Williams served as Division Vice President, Finance and Administration for Sterling Software, one of the 20 largest independent software companies in the world. From June 1989 to December 1994, Mr. Williams held various senior management finance and accounting positions with KnowledgeWare, which was acquired by Sterling Software in 1994. Mr. Williams joined KnowledgeWare from Ernst & Young.

     Jeffrey S. Mitchell has served as Senior Vice President, North American Sales of Manhattan since February 2001. Prior to that, Mr. Mitchell served in various sales management roles at Manhattan since April 1997, including Vice President, North American Sales from May 1999 through February 2001. From April 1995 until April 1997, Mr. Mitchell was a sales representative for Intrepa (formerly The Summit Group), a provider of warehouse and transportation management packages that was acquired by Manhattan in October 2000. From May 1991 until April 1995, Mr. Mitchell served in various aspects of account management in the employer services division of ADP providing outsource payroll and human resources solutions.

     Brian J. Cassidy has served as a Director of Manhattan since May 1998. Mr. Cassidy has served as the Vice-Chairman and Co-Founder of Webforia, formally known as LiveContent, a developer and supplier of computer software applications, since April 1996. Prior to joining Webforia, Mr. Cassidy served as Vice President of Business Development of Saros Corporation, a developer of document management software, from January 1993 to March 1996. Prior to joining Saros Corporation, Mr. Cassidy was employed by Oracle Corporation, as Joint Management Director of European Operations and a member of the Executive Management Board from 1983 to 1988 and as Worldwide Vice President of Business Development from 1988 to 1990.

     John J. Huntz, Jr. has served as a Director of Manhattan since January 1999. Mr. Huntz has served as Managing Director of Fuqua Ventures, LLC, a private equity investment firm, since March 1998. Mr. Huntz served as Executive Vice President and Chief Operating Officer of Fuqua Enterprises, a company that manufactures health-care products, from August 1995 to March 1998 and as its Senior Vice President from March 1994 until August 1995. From September 1989 to January 1994, Mr. Huntz served as the Managing Partner of Noble Ventures International, a private international investment company. From 1984 to 1989, Mr. Huntz held the position of Director of Capital Resources for Arthur Young & Company, and from 1979 to 1984, Mr. Huntz was with Harrison Capital, Inc., a venture capital investment subsidiary of Texaco, Inc. Mr. Huntz founded and serves as President of the Atlanta Venture Forum, a risk capital network, and is a member of the National Association of Small Business Investment Companies. Mr. Huntz serves as a director and chairman of the compensation committee of GMP Companies, a developer of medical technologies.

     Thomas E. Noonan has served as a Director of Manhattan since January 1999. Mr. Noonan has served as the President and as a Director of Internet Security Systems, Inc., a provider of network security monitoring, detection and response software, since June 1995, and as its Chief Executive Officer and Chairman of the Board of Directors since November 1996. Prior to joining Internet Security Systems, Mr. Noonan served as Vice President, Sales and Marketing with TSI International, Inc., an electronic commerce company, from September 1994 until August 1995. From November 1989 until October 1994, Mr. Noonan held high-level sales and marketing position at Dun & Bradstreet Software, a developer of enterprise business software.

     John R. Hardesty has served as a Director of Manhattan since July 2000. Mr. Hardesty has been self-employed as an investor since March 1995. Since 1995, Mr. Hardesty has served as owner and Chairman of the Board of Directors of Thermo Dynamics, Inc., a quartz manufacturing company. From 1988 until 1995, Mr. Hardesty was the owner and chairman of Dixson, a manufacturer of electronic instruments for the heavy-duty truck market and process control market.

ITEM 2.  PROPERTIES

     Our principal administrative, sales, marketing, support and research and development facility is located in approximately 135,398 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through March 31, 2008. At this time, our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future. We also occupy a facility under a multi-year agreement in Bracknell, United Kingdom, and have signed a multi-year agreement in the first quarter of 2002 to occupy a facility in Utrecht, The Netherlands. We also occupy offices under short-term agreements in other geographical regions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "MANH". The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq National Market for the periods indicated:

FISCAL PERIOD                                                 HIGH PRICE   LOW PRICE
-------------                                                 ----------   ---------
2000
  First Quarter.............................................    $34.25      $ 7.38
  Second Quarter............................................     31.75       18.69
  Third Quarter.............................................     61.25       24.50
  Fourth Quarter............................................     71.31       32.63
2001
  First Quarter.............................................    $42.88      $15.56
  Second Quarter............................................     40.01       10.94
  Third Quarter.............................................     39.43       12.90
  Fourth Quarter............................................     35.78       17.22

     The closing sale price of our common stock as reported by the Nasdaq National Market on March 31, 2002 was $38.10. The number of shareholders of record of our common stock as of March 31, 2002 was approximately 62.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     You should read the following selected consolidated financial data in conjunction with our Financial Statements and related Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 1999, 2000 and 2001, and the balance sheet data as of December 31, 2000 and 2001, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the year ended December 31, 1997 and 1998, and the balance sheet data as of December 31, 1997, 1998 and 1999, are derived from the audited financial statements not included herein. Historical and pro forma results are not necessarily indicative of results to be expected in the future.

                                                                     YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                          1997      1998      1999      2000      2001
                                                         -------   -------   -------   -------   -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Revenue:
    Software fees......................................  $ 7,160   $13,816   $14,578   $26,190   $35,436
    Services...........................................   14,411    32,358    52,889    81,085    97,510
    Hardware...........................................   10,886    15,891    13,825    25,821    22,651
    Allowance for bankrupt customer(3).................       --        --        --        --    (4,328)
                                                         -------   -------   -------   -------   -------
         Total revenue.................................   32,457    62,065    81,292   133,096   151,269
  Costs and expenses:
    Cost of software fees..............................      461       702     1,190     1,239     1,455
    Cost of services...................................    6,147    15,286    30,643    34,299    42,372
    Cost of hardware...................................    8,001    11,791    10,526    20,822    17,983
    Research and development...........................    3,025     7,429    10,201    16,106    19,413
    Sales and marketing................................    3,570     9,045    14,344    18,051    22,334
    General and administrative.........................    2,842     6,577    12,849    15,123    18,822
    In-process research and development and
      acquisition-related charges......................       --     1,602        --     3,001        --
    Amortization of acquisition-related intangibles....      133       372     1,102     1,165     5,240
                                                         -------   -------   -------   -------   -------
         Total costs and expenses......................   24,179    52,804    80,855   109,806   127,619
                                                         -------   -------   -------   -------   -------
  Income from operations...............................    8,278     9,261       437    23,290    23,650
  Other income, net....................................       56     1,070     1,218     2,718     2,059
                                                         -------   -------   -------   -------   -------
  Income before income taxes...........................    8,334    10,331     1,655    26,008    25,709
  Income tax expense (benefit):
    Tax provision as a "C" corporation.................       --     3,329       554     9,740     9,522
    Deferred tax adjustment............................       --      (316)       --        --        --
                                                         -------   -------   -------   -------   -------
  Net income...........................................  $ 8,334   $ 7,318   $ 1,101   $16,268   $16,187
                                                         =======   =======   =======   =======   =======
  Diluted net income per share.........................  $  0.40   $  0.29   $  0.04   $  0.53   $  0.53
                                                         =======   =======   =======   =======   =======
  Shares used in computing diluted net income per
    share..............................................   20,761    25,651    26,553    30,453    30,742
                                                         =======   =======   =======   =======   =======
Income before pro forma income taxes...................  $ 8,334   $10,331
Pro forma income taxes(1)..............................    3,023     4,244
                                                         -------   -------
Pro forma net income(1)................................  $ 5,311   $ 6,087
                                                         =======   =======
Pro forma diluted net income per share(2)..............            $  0.24
                                                                   =======
Shares used in computing pro forma diluted net income
  per share(2).........................................             25,686
                                                                   =======

                                                                         DECEMBER 31,
                                                       -------------------------------------------------
                                                        1997      1998      1999       2000       2001
                                                       -------   -------   -------   --------   --------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
    investments......................................  $ 3,194   $32,763   $39,915   $ 67,667   $104,189
  Working capital....................................    6,268    44,561    46,948     70,192    101,224
  Total assets.......................................   15,006    67,775    80,923    152,375    180,703
  Total shareholders' equity.........................    8,454    55,635    58,606    110,001    141,187

---------------

(1) In connection with the conversion from limited liability company status on April 23, 1998, we became subject to federal and state corporate income taxes. Pro forma net income is presented as if we had been subject to corporate income taxes for all periods presented.
(2) See Note 1 of Notes to Consolidated Financial Statements.
(3) In connection with a significant customer filing for bankruptcy under Chapter 11 of the United States Bankruptcy Code, an allowance of $4.3 million was recorded to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. See Note 1 of Notes to Consolidated Financial Statements for further details.

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

OVERVIEW

     We are a leading global provider of technology-based solutions to improve the effectiveness of and the efficiencies within the extended supply chain. Our solutions, which consist of software, services and hardware, enhance distribution efficiencies through the real-time integration of extended supply chain constituents, including manufacturers, distributors, retailers, suppliers, transportation providers and consumers. Our software provides solutions for the three principal elements of extended supply chain execution, or x-SCE: collaboration, execution and optimization. Collaboration solutions provide real-time synchronization of key processes and their associated information flows across the extended supply chain, including customer process synchronization, trading partner personalization, supplier process enablement, carrier compliance and communication, global inventory visibility and supply chain event management. Execution solutions include the performance of the many processes that take place in the warehouse and distribution center, beginning with the placement of an order by a customer and ending with the fulfillment and delivery of the order to the end customer. Optimization solutions use analytic tools and techniques to improve the efficiency of distribution center operations through the use of either rules-based or algorithm-based models to solve problems that are too complex or too time consuming for manual processing. We also provide services, including design, configuration, implementation and training services, plus customer support services and software enhancement subscriptions. We currently provide our solutions to manufacturers, distributors, retailers, suppliers and transportation providers primarily in the following markets: retail, consumer goods, direct-to-consumer, food and grocery, third-party logistics, industrial and wholesale, high technology and electronics, and healthcare and pharmaceuticals.

  Critical Accounting Policies and Estimates

     The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

  Revenues and Revenue Recognition

     Our revenues consist of fees from the licensing of software; fees from consulting, implementation and training services (collectively, "professional services"), plus customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment.

     We recognize software fees in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). Under SOP 97-2, we recognize software license revenue when the following criteria are met: (1) a signed contract is obtained;
(2) shipment of the product has occurred; (3) the license fee is fixed or determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the

"residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999, and we adopted the residual method for such arrangements at that time. For those contracts that contain significant future obligations, license revenue is recognized under the percentage of completion method.

     Fees from professional services performed by us are generally billed on an hourly basis, and revenue is recognized as the services are performed. From time to time, we will enter into professional services agreements in which billings are limited to contractual maximums for portions of or all of the engagement. Fees from customer support services and software enhancement subscriptions are generally paid in advance and recognized as revenue ratably over the term of the agreement, typically 12 months.

     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to our software solutions. These products include computer equipment, radio frequency terminal networks, bar code printers and scanners and other peripherals. We generally purchase hardware from our vendors only after receiving an order from a customer, and revenue is recognized upon shipment by the vendor to the customer.

  Accounts Receivable

     We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in aggregate accounted for 21%, 22% and 10% of total revenue for each of the years ended December 31, 2001, 2000, and 1999, respectively. Sales to one customer ("the significant customer") accounted for approximately 10% of total revenue for the year ended December 31, 2001. Most of the revenue from the significant customer in 2001 arose from purchases of hardware. No single customer accounted for more than 10% of revenue in 2000 or 1999. Accounts receivable from the significant customer on December 31, 2001 was approximately $4.3 million.

     On January 22, 2002, the significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. The allowance includes approximately $2.3 million of software fees, $1.6 million of fees for professional services and $0.4 million of hardware. Additionally, we billed the significant customer approximately $0.9 million for professional services during January 2002 prior to the Chapter 11 filing. These accounts receivable will be evaluated for collectibility in the first quarter of 2002.

  Valuation of long-lived and intangible assets and goodwill

     We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     - significant underperformance relative to expected historical or projected future operating results;

     - significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     - significant negative industry or economic trends;

     - significant decline in our stock price for a sustained period; and

     - our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $27.5 million as of December 31, 2001.

     In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $21.3 million of goodwill. We had recorded approximately $3.0 million of amortization on these amounts during 2001 and would have recorded approximately $3.0 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter.

     We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

  Acquisition

     On October 24, 2000, we acquired substantially all of the assets of Intrepa, L.L.C. ("Intrepa") for a purchase price of approximately $31.0 million. The purchase price consisted of a cash payment of $13.0 million, the issuance of approximately $10.0 million of our $.01 par value per share common stock (totaling 236,957 shares), and the issuance by us of a promissory note for $7.0 million. We also incurred approximately $0.9 million of transaction costs related to the acquisition. The purchase price included the assumption of substantially all of the liabilities of Intrepa, including immediate payment by us of the remaining $2.0 million of principal and up to $15,000 of interest on a promissory note previously issued by Intrepa. The acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price has been allocated to net liabilities assumed of $2.6 million, acquired research and development of $2.4 million, acquired developed technology of $7.5 million, and other intangible assets of $23.3 million. Acquired developed technology is being amortized over an estimated five-year useful life and other intangible assets are being amortized over a seven-year useful life. In connection with this acquisition, we realigned our resources, which resulted in severance-related expenses of $576,000 during the quarter ended December 31, 2000.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain items reflected in our consolidated statements of income:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
STATEMENT OF INCOME DATA:
  Revenue:
     Software fees..........................................   17.9%    19.7%    23.4%
     Services...............................................   65.1     60.9     64.5
     Hardware...............................................   17.0     19.4     15.0
     Allowance for bankrupt customer........................     --       --     (2.9)
                                                              -----    -----    -----
          Total revenue.....................................  100.0    100.0    100.0
                                                              -----    -----    -----
  Costs and expenses:
     Cost of software fees..................................    1.5      0.9      1.0
     Cost of services.......................................   37.7     25.8     28.0
     Cost of hardware.......................................   12.9     15.6     11.9
     Research and development...............................   12.6     12.1     12.8
     Sales and marketing....................................   17.6     13.6     14.8
     General and administrative.............................   15.8     11.4     12.4
     In-process research and development and
      acquisition-related charges...........................     --      2.2       --
     Amortization of acquisition-related intangibles........    1.3      0.9      3.5
                                                              -----    -----    -----
          Total operating expenses..........................   99.4     82.5     84.4
                                                              -----    -----    -----
Income from operations......................................    0.6     17.5     15.6
Other income, net...........................................    1.5      2.0      1.4
                                                              -----    -----    -----
Income before income taxes..................................    2.1     19.5     17.0
Income tax provision........................................    0.7      7.3      6.3
                                                              -----    -----    -----
Net income..................................................    1.4%    12.2%    10.7%
                                                              =====    =====    =====

YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

REVENUE

     Our revenue consists of fees generated from the licensing of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment, which are considered non-strategic. Total revenue increased 63.7% from $81.3 million in 1999 to $133.1 million in 2000, reflecting an overall growth in demand for our x-SCE solutions. Total revenue increased 13.7% from $133.1 million in 2000 to $151.3 million in 2001, reflecting continued growth in fees from licensing software and professional services partially offset by a 12.3% decline in non-strategic hardware sales. We believe our revenue growth in 2001 is attributable to several factors, including, among others, geographic expansion, our market leadership positions as to breadth of product offerings and financial stability and a compelling return on investment proposition for our customers. In spite of the increase in software fees and services revenue over the prior year, we have experienced some effects from the deterioration of the United States' and European economies in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of services engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that prolonged continuation of or further deterioration in the current macro-economic conditions and business climates within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our operations. Our business plans consider a modest improvement in the United States' economy in the second half of 2002.

     Software Fees. Software fees increased from $14.6 million in 1999 to $26.2 million in 2000, an increase of $11.6 million or 79.7%. Software fees increased from $26.2 million in 2000 to $35.4 million in 2001, an increase of $9.2 million or 35.3%. The increases in software fees were principally due to increases in:
(i) sales of software licenses outside of the United States, which accounted for approximately 9%, 13% and 22% of software fees in 1999, 2000 and 2001, respectively; and (ii) sales of new, internally-developed products, including WorkInfo, SmartInfo and infolink, and acquired products from Intrepa, including PkMS Pronto and Logistics PRO TMS, all of which collectively accounted for approximately 3.2%, 10.3% and 19.6% of software fees in 1999, 2000 and 2001, respectively. Additionally, we have experienced an increase in sales of PkMS, our flagship product, due to growing market acceptance and increased product functionality. See the discussion below regarding Allowance for Bankrupt Customer.

     Services. Services revenue increased from $52.9 million in 1999 to $81.1 million in 2000, an increase of $28.2 million or 53.3%. Services revenue increased from $81.1 million in 2000 to $97.5 million in 2001, an increase of $16.4 million or 20.2%. The increases in services revenue were principally due to: (i) an increase in the number of engagements required in order to implement the software sold; (ii) an increase in the number of engagements to upgrade existing customers to more current versions of our offerings; and (iii) increased revenue from customer support and software enhancement subscriptions on a growing installed base. The decline in the rate of services growth in 2001 is attributable to planned implementation efficiencies, a planned increase in the provision of work by systems integrators and greater sales of our optimization and collaboration products with less implementation requirements. See the discussion below regarding Allowance for Bankrupt Customer.

     Hardware. Hardware revenue increased from $13.8 million in 1999 to $25.8 million in 2000, an increase of $12.0 million or 86.8%. Hardware revenue decreased from $25.8 million in 2000 to $22.7 million in 2001, a decrease of $3.1 million or 12.3%. Sales of hardware are non-strategic and largely dependent upon customer-specific desires. The increase in 2000 was attributable to PkMS implementations of larger scope, prompting customers seeking a unified solution to purchase more hardware from us. The decline in hardware sales in 2001 is principally attributable to customers' desires in the current macro-economic environment to buy hardware from other suppliers offering greater discounts.

     Allowance for Bankrupt Customer. On January 22, 2002, a significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. The allowance includes approximately $2.3 million of software fees, $1.6 million of fees for professional services and $0.4 million of hardware. Going forward, any additional charges and payments by the significant customer relative to the $4.3 million will be recorded against the allowance. The significant customer has requested us to proceed with the implementation of the software it purchased from us. Through March 31, 2002, our billings for implementation services rendered post-bankruptcy have been paid in ordinary course.

COSTS AND EXPENSES

     Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of research and development costs capitalized prior to the third quarter of 1999. Cost of software fees was 8.2%, 4.7% and 4.1% of software fees for 1999, 2000 and 2001, respectively. Fiscal 1999 included approximately $472,000 of expenses from amounts previously capitalized on products discontinued, which were not present in 2000 and 2001. Lower royalties owed to third parties from sales of software licenses accounts for the decline in cost of software fees from 2000 to 2001.

     Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services revenue increased from $30.6 million in 1999, or 57.9% of services revenue, to $34.3 million in 2000, or 42.3% of services revenue, to $42.4 million in 2001, or 43.5% of services revenue. The increases in cost of services revenue were directly related to increases in the number of employees and contracted personnel dedicated to the delivery of professional services. The decrease in cost of services revenue as a percentage of services revenue from 1999 to 2000 was due to: (i) increased efficiencies in the delivery of professional services; (ii) planned efficiency initiatives associated with implementations of our software; and (iii) increased revenue from customer support and software enhancement subscriptions, which generate a higher gross margin. The 1.2% increase in cost of services as a percent of services revenue in 2001 over 2000 is attributable to additional costs associated with our growing international business, including the temporary use of U.S. and contracted personnel on international engagements and the costs to hire and train our growing international services organization, coupled with market pricing pressures in a slower economy.

     Cost of Hardware. Cost of hardware revenue increased from $10.5 million in 1999, or 76.1% of hardware revenue, to $20.8 million in 2000, or 80.6% of hardware revenue, and decreased to $18.0 million in 2001, or 79.4% of hardware revenue. Fluctuations in cost of hardware are directly related to the amount of hardware sold. Cost of hardware as a percentage of hardware sales fluctuates depending upon the type of equipment sold and the discount we are willing to provide.

     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs of personnel involved in our product development efforts. Our research and development expenses increased from $10.2 million in 1999, or 12.6% of total revenue, to $16.1 million in 2000, or 12.1% of total revenue, to $19.4 million in 2001, or 12.8% of total revenue. The increases in research and development expenses are principally due to an increase in the number of research and development personnel. As of December 31, 2001, we employed 184 research and development personnel, up from 89 at December 31, 1999. The increase in research and development expenses in 2000 over 1999 reflects the costs and expenses of a greater number of employees and contracted personnel dedicated to the development and enhancement of all versions of PkMS, as well as our Optimize Suite and infolink. Additionally, the fourth quarter 2000 acquisition of Intrepa provided research and development personnel, approximately 35 of whom we employed at December 31, 2001, dedicated to the development and enhancement of PkMS Pronto and Logistics PRO TMS. We capitalized $909,000 of internal research and development costs in 1999, of which approximately $150,000 of such capitalized costs remained as of December 31, 2001. During 2001, research and development activities included, among other things, the ongoing development and enhancement of the N-Tier version of PkMS, PkMS Pronto, our Optimize Suite and infolink. Additionally, during 2001, we made payments of approximately $717,000 to an outside research and development organization to internationalize PkMS into Japanese, German, French and Spanish. These payments have been classified as Other Assets and will be amortized over a three-year period beginning in January 2002.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased from $14.3 million in 1999, or 17.6% of total revenue, to $18.1 million in 2000, or 13.6% of total revenue, to $22.3 million in 2001, or 14.8% of total revenue. The increases in sales and marketing expenses are principally attributable to: (i) growth in the number of international and domestic sales and marketing personnel; (ii) greater incentive compensation paid on greater level of sales; and (iii) continued expansion of our sales and marketing programs around our x-SCE offerings. The increase in sales and marketing expenses as a percent of total revenue in 2001 over 2000 was principally attributable to increases in expenditures to staff, brand and launch newly developed and acquired products.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as facilities, depreciation and amortization of tangible assets, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased from $12.8 million in 1999, or 15.8% of total revenue, to $15.1 million in 2000, or 11.4% of total revenue, to $18.8 million in 2001, or 12.4% of total revenue. The increases in general and administrative expenses were principally attributable to increased depreciation and amortization expense and additional executive compensation, administrative costs and personnel needed to grow our business and improve our infrastructure. We were able to leverage our infrastructure substantially in 2000 with the growth in our business. Growth within our international operations, representing 17% of revenues in 2001 as compared to 11% of revenues in 2000, required additional investments in infrastructure in

2001. Depreciation expense included in general and administrative expenses was $3.2 million, $4.3 million and $5.7 million during 1999, 2000 and 2001, respectively.

     In-Process Research and Development and Acquisition-Related Charges. On October 24, 2000, we acquired substantially all of the assets of Intrepa, L.L.C. ("Intrepa") for a purchase price of approximately $31.0 million. The purchase price consisted of a cash payment of $13.0 million, the issuance of approximately $10.0 million of our $.01 par value per share common stock (totaling 236,957 shares), and the issuance by us of a promissory note for $7.0 million. We also incurred approximately $0.9 million of transaction costs related to the acquisition. The purchase price included the assumption of substantially all of the liabilities of Intrepa, including immediate payment by us of the remaining $2.0 million of principal and up to $15,000 of interest on a promissory note previously issued by Intrepa. The acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price has been allocated to net liabilities assumed of $2.6 million, acquired research and development of $2.4 million, acquired developed technology of $7.5 million, and other intangible assets of $23.3 million. Acquired developed technology is being amortized over an estimated five-year useful life and other intangible assets are being amortized over a seven-year useful life. In connection with this acquisition, we realigned our resources, which resulted in severance-related expenses of $576,000 during the quarter ended December 31, 2000.

     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other intangible assets as part of the purchase accounting associated with three acquisitions: (i) the acquisition of Performance Analysis Corporation in February 1998; (ii) the acquisition of certain assets of Kurt Salmon Associates in October 1998; and (iii) the acquisition of Intrepa in October 2000. Amortization of acquisition-related intangibles increased from $1.1 million in 1999, or 1.3% of total revenue, to $1.2 million in 2000, or 0.9% of total revenue, to $5.2 million in 2001, or 3.5% of total revenue, as a direct result of these acquisitions. The increases in 2000 and 2001 were attributable to amortization expense of $790,000 in 2000 and $4.9 million in 2001 associated with the acquisition of Intrepa. Effective January 1, 2002, the Company has adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill and certain intangible assets, including those recorded in past business combinations and existing as of June 30, 2001, no longer be amortized to earnings, but instead be tested for impairment at least annually.

     Operating Income. Operating income increased from $437,000 in 1999, or 0.6% of total revenue, to $23.3 million in 2000, or 17.5% of total revenue, to $23.7 million in 2001, or 15.6% of total revenue. Operating income in 1999 reflects the costs and expenses of excessive personnel and charges to operations to recruit new members to our executive management team, to realign our resources and to write-off intangible assets associated with impaired and discontinued products. The substantial increases in operating income in 2000 and 2001 represent a combination of significant growth in higher margin software and services fees and improved efficiencies across all areas of our business. Operating income for 2000 reflects a non-recurring charge totaling $3.0 million associated with the acquisition of Intrepa and non-cash, acquisition-related intangible asset amortization totaling $1.2 million. Operating income for 2001 reflects an allowance for a bankrupt customer totaling $4.3 million and non-cash, acquisition-related intangible asset amortization totaling $5.2 million, all as discussed above. Excluding these items, operating income would be $27.5 million, or 20.6% of total revenues, in 2000 and $33.2 million, or 21.3% of total revenues, in 2001.

OTHER INCOME, NET

     Other income, net, includes interest earnings on short-term investments, interest expense incurred for obligations under capital lease, interest expense on the note payable issued in connection with the acquisition of Intrepa and foreign exchange gains and losses. Other income, net, increased from $1.2 million in 1999, or 1.5% of total revenue, to $2.7 million in 2000, or 2.0% of total revenue, and decreased to $2.1 million in 2001, or 1.4% of total revenue. The increase in other income, net, in 2000 was primarily due to the increase in cash available for investment during the year, partially offset by approximately $100,000 of interest expense on the Intrepa note payable. The decrease in other income, net, in 2001 was due to an overall decline in market interest along with an increase in interest expense to $525,000 in 2001 on the note payable to Intrepa.

INCOME TAXES

     Provision for Income Taxes. The provision for income taxes was $554,000 in 1999, compared to $9.7 million in 2000, and $9.5 million in 2001. The increase in the provision for income taxes for 2000 is attributable to the substantial increase in income before income taxes in 2000. The decrease in the provision for income taxes for 2001 is attributable to an increase in income generated in countries with lower tax rates. Our effective income tax rates were 33.5%, 37.5% and 37.0% in 1999, 2000 and 2001, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The provisions for income taxes for 1999, 2000 and 2001 do not include the $730,000, $13.5 million and $9.0 million of tax benefits realized from stock options exercised during the years, respectively. These tax benefits reduce our income tax liabilities and are included as an addition to additional paid-in capital.

EARNINGS PER SHARE

     Net Income per Share. Net income was $1.1 million, or 1.4% of total revenue and $0.04 per diluted share for the year ended December 31, 1999. Net income was $16.3 million, or 12.2% of total revenue and $0.53 per diluted share for the year ended December 31, 2000. The increase in net income in 2000 over 1999 is principally attributable to 63.7% growth in revenue combined with improved efficiencies across all areas of our business. Net income was $16.2 million, or 10.7% of total revenue and $0.53 per diluted share for the year ended December 31, 2001. Net income for 2001 was negatively impacted by the $4.3 million allowance for the bankrupt customer, or approximately $.09 per diluted share, as discussed above. Excluding the effect of the non-recurring in-process research and development and acquisition-related charges of $3.0 million and amortization of acquisition-related intangibles of $1.2 million, net income for the year ended December 31, 2000 was $18.9 million, or 14.2% of total revenue and $0.62 per diluted share. Excluding the effect of the allowance for the bankrupt customer of $4.3 million and amortization of acquisition-related intangibles of $5.2 million, net income for the year ended December 31, 2001 was $22.2 million, or 14.3% of total revenue and $0.72 per diluted share.

PRO FORMA RESULTS OF OPERATIONS

     The following summary of unaudited pro forma consolidated selected statement of income data presents our results of operations for the three years ended December 31, 2001, excluding: amortization of acquisition-related intangibles, the write-off of in-process research and development and other acquisition related charges associated with the acquisition of Intrepa and the allowance for a significant bankrupt customer. We believe the exclusion of these items provides a relevant summary of the results of our operations as they relate to our ongoing core business and we use these measures internally to evaluate our operating performance. This information is not to be construed as a measurement of profitability under generally accepted accounting principles and is not to be accepted or used as an alternative to net income. Additionally, the pro forma results of operations, as presented, may not be consistent with measures used by other companies.

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                1999          2000          2001
                                                              ---------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
PRO FORMA STATEMENT OF INCOME DATA:
  Revenues..................................................   $81,292      $133,096      $155,597
  Costs and expenses........................................    79,753       105,640       122,379
                                                               -------      --------      --------
Income from operations......................................     1,539        27,456        33,218
Other income, net...........................................     1,218         2,718         2,059
                                                               -------      --------      --------
Income before income taxes..................................     2,757        30,174        35,277
Income tax expense:
  Tax provisions............................................       923        11,302        13,062
                                                               -------      --------      --------
Net income..................................................   $ 1,834      $ 18,872      $ 22,215
                                                               =======      ========      ========
Diluted net income per share................................   $  0.07      $   0.62      $   0.72
                                                               =======      ========      ========
Shares used in computing diluted net income per share.......    26,553        30,453        30,742
                                                               =======      ========      ========

THE ABOVE PRO FORMA AMOUNTS HAVE BEEN ADJUSTED TO EXCLUDE THE FOLLOWING ITEMS:

Allowance for bankrupt customer.............................  $    --    $     --    $  4,328
Amortization of acquisition-related intangibles.............    1,102       1,165       5,240
In-process research and development and other acquisition
  related charges...........................................       --       3,001          --
Income tax effect of excluded items.........................     (369)     (1,562)     (3,540)
                                                              -------    --------    --------
Net effect of pro forma adjustments.........................  $   733    $  2,604    $  6,028
                                                              =======    ========    ========

QUARTERLY RESULTS OF OPERATIONS

     The following table presents certain unaudited quarterly statements of income data for each of our last eight quarters for the period ended December 31, 2001, as well as the percentage of our total revenue represented by each item. The information has been derived from our audited Financial Statements. The unaudited quarterly Financial Statements have been prepared on substantially the same basis as the audited Financial Statements contained herein. In the opinion of our management, the unaudited quarterly Financial Statements include all adjustments, consisting only of normal recurring adjustments, that we consider to be necessary to present fairly this information when read in conjunction with our Financial Statements and notes thereto appearing elsewhere herein. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                        QUARTER ENDED
                                   ---------------------------------------------------------------------------------------
                                   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                     2000       2000       2000        2000       2001       2001       2001        2001
                                   --------   --------   ---------   --------   --------   --------   ---------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenue:
  Software fees..................  $ 5,036    $ 5,686     $ 6,529    $ 8,939    $ 7,841    $ 9,362     $ 9,206    $ 9,027
  Services.......................   17,544     19,228      21,207     23,106     23,497     23,890      24,694     25,429
  Hardware.......................    5,763      9,714       5,968      4,376      4,737      2,872       4,521     10,521
  Allowance for bankrupt
    customer.....................       --         --          --         --         --         --          --     (4,328)
                                   -------    -------     -------    -------    -------    -------     -------    -------
         Total revenue...........   28,343     34,628      33,704     36,421     36,075     36,124      38,421     40,649
Costs and expenses:
  Cost of software fees..........      277        539         192        231        485        385         401        184
  Cost of services...............    8,162      8,029       8,753      9,355      9,898     10,041      10,994     11,439
  Cost of hardware...............    4,701      7,988       4,759      3,374      3,608      2,363       3,729      8,283
  Research and development.......    3,046      3,042       4,213      5,805      5,038      4,706       4,739      4,930
  Sales and marketing............    3,977      4,631       4,298      5,145      5,313      5,513       5,779      5,729
  General and administrative.....    3,773      3,589       3,743      4,018      4,192      4,657       4,824      5,149
  In-process research and
    development and acquisition-
    related charges..............       --         --          --      3,001         --         --          --         --
  Amortization of
    acquisition-related
    intangibles..................       94         94          93        884      1,310      1,310       1,310      1,310
                                   -------    -------     -------    -------    -------    -------     -------    -------
         Total costs and
           expenses..............   24,030     27,912      26,051     31,813     29,844     28,975      31,776     37,024
                                   -------    -------     -------    -------    -------    -------     -------    -------
Income from operations...........    4,313      6,716       7,653      4,608      6,231      7,149       6,645      3,625
Other income, net................      403        587         851        877        550        478         649        382
                                   -------    -------     -------    -------    -------    -------     -------    -------
Income before income taxes.......    4,716      7,303       8,504      5,485      6,781      7,627       7,294      4,007
Income taxes.....................    1,792      2,775       3,231      1,942      2,509      2,833       2,698      1,482
                                   -------    -------     -------    -------    -------    -------     -------    -------
Net income.......................  $ 2,924    $ 4,528     $ 5,273    $ 3,543    $ 4,272    $ 4,794     $ 4,596    $ 2,525
                                   =======    =======     =======    =======    =======    =======     =======    =======
Diluted net income per share.....  $  0.10    $  0.15     $  0.17    $  0.11    $  0.14    $  0.16     $  0.15    $  0.08
                                   =======    =======     =======    =======    =======    =======     =======    =======
Shares used in diluted net income
  per share......................   28,946     29,832      30,900     31,189     30,674     30,748      30,605     30,908
                                   =======    =======     =======    =======    =======    =======     =======    =======

                                                               AS A PERCENTAGE OF TOTAL REVENUE
                                    ---------------------------------------------------------------------------------------
                                    MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                      2000       2000       2000        2000       2001       2001       2001        2001
                                    --------   --------   ---------   --------   --------   --------   ---------   --------
Revenue:
  Software fees...................    17.8%      16.4%       19.4%      24.5%      21.8%      25.9%       24.0%      22.2%
  Services........................    61.9       55.5        62.9       63.4       65.1       66.1        64.3       62.5
  Hardware........................    20.3       28.1        17.7       12.1       13.1        8.0        11.7       25.9
  Allowance for bankrupt
    customer......................      --         --          --         --         --         --          --      (10.6)
                                     -----      -----       -----      -----      -----      -----       -----      -----
         Total revenue............   100.0      100.0       100.0      100.0      100.0      100.0       100.0      100.0
Costs and expenses:
  Cost of software fees...........     1.0        1.6         0.6        0.6        1.3        1.1         1.1        0.5
  Cost of services................    28.8       23.2        26.0       25.7       27.5       27.8        28.6       28.1
  Cost of hardware................    16.6       23.1        14.1        9.3       10.0        6.5         9.7       20.4
  Research and development........    10.7        8.8        12.5       15.9       14.0       13.0        12.3       12.1
  Sales and marketing.............    14.0       13.4        12.7       14.1       14.7       15.3        15.0       14.1
  General and administrative......    13.4       10.3        11.1       11.1       11.6       12.9        12.6       12.7
  In-process research and
    Development and Acquisition-
    related charges...............      --         --          --        8.2         --         --          --         --
  Amortization of
    acquisition-related
    intangibles...................     0.3        0.3         0.3        2.4        3.6        3.6         3.4        3.2
                                     -----      -----       -----      -----      -----      -----       -----      -----
         Total operating
           expenses...............    84.8       80.6        77.3       87.3       82.7       80.2        82.7       91.1
                                     -----      -----       -----      -----      -----      -----       -----      -----
Income from operations............    15.2       19.4        22.7       12.7       17.3       19.8        17.3        8.9
Other income, net.................     1.4        1.7         2.5        2.4        1.5        1.3         1.7        1.0
                                     -----      -----       -----      -----      -----      -----       -----      -----
Income before income taxes........    16.6%      21.1%       25.2%      15.1%      18.8%      21.1%       19.0%       9.9%
                                     =====      =====       =====      =====      =====      =====       =====      =====

     Any factor adversely affecting the markets for x-SCE solutions could have an adverse impact on our business, financial condition, and results of operations at any time. Further, our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Factors that could cause variations in our quarterly revenue and operating results are:

     - poor macro-environmental or other economic outlooks in the major geographic regions in which we operate;

     - delayed and/or cancelled decisions by customers regarding purchases of our software and services;

     - postponements of scheduled implementations and upgrades;

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

     Most of our expenses, such as employee compensation and rent, are relatively fixed. Moreover, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses. A significant portion of license fee contracts are signed and products delivered in the third month of each fiscal quarter. This trend makes our process of forecasting revenues difficult, particularly when combined with the weak economic environment we have experienced since the end of 2000. As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. You should not rely on our quarterly revenue and operating results to predict our future performance.

     Our ability to undertake new projects and increase revenue is substantially dependent on the availability of our professional services and technical personnel to assist in the implementation of our software solutions. We believe that supporting high growth in revenue requires us to rapidly hire additional, skilled professional services personnel, and there can be no assurance that qualified personnel could be located, trained or retained in a timely and cost-effective manner.

     As a result of the foregoing and other factors, we believe that quarter-to-quarter comparisons of results are not necessarily meaningful, and such comparisons should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the shares of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

     Since our initial public offering in April 1998, we have funded our operations primarily through cash generated from operations and the IPO proceeds. As of December 31, 2000, we had $67.7 million in cash, cash equivalents and short-term investments compared to $104.2 million at December 31, 2001.

     Our operating activities provided cash of $12.3 million in 1999, $36.4 million in 2000 and $39.4 million in 2001. During 2000, cash from operating activities arose principally from a substantial increase in operating income, improved payments on account by customers and substantial income tax benefits arising from exercises of stock options by employees. Cash from operating activities for 2001 arose principally from an increase in operating income, improved payments on accounts by customers, an accelerated refund of income taxes and substantial income tax benefits arising from exercises of stock options by employees. Days sales outstanding declined from 94 days at December 31, 1999 to 71 days at December 31, 2000 to 60 days at December 31, 2001.

     Our investing activities used approximately $20.9 million, $14.3 million and $10.3 million for the years ended December 31, 1999, 2000 and 2001, respectively. During 2000, our principal uses of cash were $12.8 million as a portion of the acquisition price of Intrepa and $5.1 million for purchases of capital equipment partially offset by net sales of $3.6 million in short-term investments. During 2001, our principal uses of cash were $6.1 million for purchases of capital equipment to support our business and infrastructure and net purchases of $3.5 million in short-term investments.

     Our financing activities provided approximately $0.6 million in 1999, $9.1 million in 2000, and $3.9 million in 2001. The principal sources of cash provided by financing activities for 2000 and 2001 were the proceeds from the issuance of our common stock pursuant to the exercise of stock options, partially reduced by payments for notes payable either assumed or issued in conjunction with the acquisition of Intrepa. Also during 2001, we purchased 65,000 shares of our common stock for approximately $885,000 through open market transactions as part of a publicly-announced buy-back program.

     We believe that existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted the new statement on January 1, 2001. The adoption of this Statement did not have a significant impact on our financial statements.

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125." This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Statement did not have a significant impact on our financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." This Statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of this Statement did not have a significant impact on our financial statements.

     Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on January 1, 2002 and as a result, we will cease to amortize approximately $21.3 million of goodwill during 2002. We had recorded approximately $3.0 million of amortization on these amounts during 2001 and would have recorded approximately $3.0 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an impairment review at least annually thereafter.

     In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. During 2001, we classified reimbursed out-of-pocket expenses as a reduction of operating expenses. We adopted this guidance effective January 1, 2002. Our adoption of Topic D-103 will result in increased services revenue and increased costs of services revenue. Our results of operations for prior periods will be reclassified to conform to the new presentation. The total amount of expense reimbursement recorded to expense was $4.0 million, $5.5 million and $5.1 million for 1999, 2000 and 2001, respectively. Our adoption of Topic D-103 will not affect our net income or loss in any past or future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Total international revenue was approximately $5.5 million, $14.9 million and $26.1 million for the years ended December 31, 1999, 2000 and 2001, respectively, which represents approximately 7%, 11% and 17% of our total revenue for the years ended December 31, 1999, 2000 and 2001, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

     We conduct our direct European operations principally out of an office in the United Kingdom, consisting of approximately 95 employees. Total revenue for European operations was approximately $3.8 million, $10.3 million and $22.1 million for the years ended December 31, 1999, 2000 and 2001, respectively, which represents approximately 5%, 8% and 15% of our total revenue for the years ended December 31, 1999, 2000 and 2001, respectively.

     We recognized a foreign exchange rate loss of approximately $130,000 during 2000 and a foreign exchange rate gain of approximately $7,000 in 2001, classified in "Other income, net" on our Condensed Consolidated Statements of Income.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at December 31, 2001 was approximately 1.7%, as compared to 6.5% at December 31, 2000. The fair value of cash equivalents and short-term investments held at December 31, 2001 was $81.3 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements

                           INDEX                              PAGE
                           -----                              ----
Report of Independent Public Accountants....................   39
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................   40
Consolidated Statements of Income for the Years Ended
  December 31, 1999, 2000 and 2001..........................   41
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1999, 2000 and 2001..............   42
Consolidated Statements of Comprehensive Income for the
  Years Ended December 31, 1999, 2000 and 2001..............   43
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 2000 and 2001..........................   44
Notes to Consolidated Financial Statements..................   45

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Manhattan Associates, Inc.:

     We have audited the accompanying consolidated balance sheets of MANHATTAN ASSOCIATES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 2000 and 2001 and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Associates, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 31, 2002

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 51,032   $ 84,029
  Short-term investments....................................    16,635     20,160
  Accounts receivable, net of a $4,798 and $8,533 allowance
    for doubtful accounts in 2000 and 2001, respectively....    28,177     26,660
  Deferred income taxes.....................................     2,488      1,870
  Refundable income taxes...................................     5,795      1,624
  Other current assets......................................     2,573      4,215
                                                              --------   --------
         Total current assets...............................   106,700    138,558
                                                              --------   --------
Property and equipment:
  Property and equipment....................................    20,020     26,018
    Less accumulated depreciation...........................    (9,187)   (14,833)
                                                              --------   --------
  Property and equipment, net...............................    10,833     11,185
                                                              --------   --------
Intangible assets, net of accumulated amortization of $4,381
  and $10,029 in 2000 and 2001, respectively................    32,454     27,450
Deferred income taxes.......................................     2,245      3,322
Other assets................................................       143        188
                                                              --------   --------
         Total assets.......................................  $152,375   $180,703
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  9,355   $  8,285
  Accrued compensation and benefits.........................     5,174      5,701
  Accrued liabilities.......................................     6,348      5,011
  Current portion of note payable...........................     1,750      3,500
  Current portion of capital lease obligations..............       176        163
  Income taxes payable......................................       374        389
  Deferred revenue..........................................    13,331     14,285
                                                              --------   --------
         Total current liabilities..........................    36,508     37,334
                                                              --------   --------
Long-term portion of note payable...........................     5,250      1,750
Long-term portion of capital lease obligations..............       616        432
Shareholders' equity:
  Preferred stock, no par value; 20,000,000 shares
    authorized, no shares issued or outstanding in 2000 or
    2001....................................................        --         --
  Common stock, $.01 par value; 100,000,000 shares
    authorized, 26,443,996 shares issued and outstanding in
    2000 and 27,719,753 shares issued and outstanding in
    2001....................................................       264        277
  Additional paid-in-capital................................    89,583    104,445
  Retained earnings.........................................    20,425     36,612
  Accumulated other comprehensive loss......................       (78)       (42)
  Deferred compensation.....................................      (193)      (105)
                                                              --------   --------
         Total shareholders' equity.........................   110,001    141,187
                                                              --------   --------
         Total liabilities and shareholders' equity.........  $152,375   $180,703
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      2000      2001
                                                              -------   -------   -------
Revenue:
     Software fees..........................................  $14,578   $26,190   $35,436
     Services...............................................   52,889    81,085    97,510
     Hardware...............................................   13,825    25,821    22,651
     Allowance for bankrupt customer........................       --        --    (4,328)
                                                              -------   -------   -------
          Total revenue.....................................   81,292   133,096   151,269
                                                              -------   -------   -------
Costs and expenses:
     Cost of software fees..................................    1,190     1,239     1,455
     Cost of services.......................................   30,643    34,299    42,372
     Cost of hardware.......................................   10,526    20,822    17,983
     Research and development...............................   10,201    16,106    19,413
     Sales and marketing....................................   14,344    18,051    22,334
     General and administrative.............................   12,849    15,123    18,822
     In-process research and development and other
      acquisition-related charges...........................       --     3,001        --
     Amortization of acquisition-related intangibles........    1,102     1,165     5,240
                                                              -------   -------   -------
          Total operating expenses..........................   80,855   109,806   127,619
                                                              -------   -------   -------
Income from operations......................................      437    23,290    23,650
Other income, net...........................................    1,218     2,718     2,059
                                                              -------   -------   -------
Income before income taxes..................................    1,655    26,008    25,709
Income tax provision........................................      554     9,740     9,522
                                                              -------   -------   -------
Net income..................................................  $ 1,101   $16,268   $16,187
                                                              =======   =======   =======
Basic net income per share..................................  $  0.05   $  0.65   $  0.60
                                                              =======   =======   =======
Diluted net income per share................................  $  0.04   $  0.53   $  0.53
                                                              =======   =======   =======
Weighted average shares:
  Basic.....................................................   24,084    25,174    27,077
                                                              =======   =======   =======
  Diluted...................................................   26,553    30,453    30,742
                                                              =======   =======   =======

The accompanying notes are an integral part of these consolidated statements of income.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  ACCUMULATED
                                                                                     OTHER
                                      COMMON STOCK       ADDITIONAL              COMPREHENSIVE                      TOTAL
                                   -------------------    PAID-IN     RETAINED      INCOME         DEFERRED     SHAREHOLDERS'
                                     SHARES     AMOUNT    CAPITAL     EARNINGS      (LOSS)       COMPENSATION      EQUITY
                                   ----------   ------   ----------   --------   -------------   ------------   -------------
Balance, December 31, 1998.......  23,937,874    $239     $ 53,305    $ 3,056        $ (7)          $(958)        $ 55,635
  Issuance of stock to minority
    holder.......................      85,000       1          299         --          --              --              300
  Cancellation of common stock
    options......................          --      --         (505)        --          --             505               --
  Exercise of common stock
    options......................     198,713       2          734         --          --              --              736
  Tax benefit from stock options
    exercised....................          --      --          730         --          --              --              730
  Amortization of deferred
    compensation.................          --      --           --         --          --             148              148
  Foreign currency translation
    adjustment...................          --      --           --         --         (23)             --              (23)
  Unrealized loss on
    investments..................          --      --           --         --         (21)             --              (21)
  Net income.....................          --      --           --      1,101          --              --            1,101
                                   ----------    ----     --------    -------        ----           -----         --------
Balance, December 31, 1999.......  24,221,587     242       54,563      4,157         (51)           (305)          58,606
  Issuance of stock in connection
    with the acquisition of
    Intrepa, L.L.C...............     173,900       2       10,235         --          --              --           10,237
  Cancellation of common stock
    options......................          --      --          (27)        --          --              27               --
  Exercise of common stock
    options......................   2,048,509      20       11,290         --          --              --           11,310
  Tax benefit from stock options
    exercised....................          --      --       13,522         --          --              --           13,522
  Amortization of deferred
    compensation.................          --      --           --         --          --              85               85
  Foreign currency translation
    adjustment...................          --      --           --         --         (52)             --              (52)
  Unrealized gain on
    investments..................          --      --           --         --          25              --               25
  Net income.....................          --      --           --     16,268          --              --           16,268
                                   ----------    ----     --------    -------        ----           -----         --------
Balance, December 31, 2000.......  26,443,996     264       89,583     20,425         (78)           (193)         110,001
  Issuance of stock in connection
    with the acquisition of
    Intrepa, L.L.C. .............      63,057       1           (1)        --          --              --               --
  Cancellation of common stock
    options......................          --      --           (6)        --          --               6               --
  Exercise of common stock
    options......................   1,277,700      13        6,704         --          --              --            6,717
  Buyback of Manhattan common
    stock........................     (65,000)     (1)        (884)        --          --              --             (885)
  Tax benefit from stock options
    exercised....................          --      --        9,049         --          --              --            9,049
  Amortization of deferred
    compensation.................          --      --           --         --          --              82               82
  Foreign currency translation
    adjustment...................          --      --           --         --         (33)             --              (33)
  Unrealized gain on
    investments..................          --      --           --         --          69              --               69
  Net income.....................          --      --           --     16,187          --              --           16,187
                                   ----------    ----     --------    -------        ----           -----         --------
Balance, December 31, 2001.......  27,719,753    $277     $104,445    $36,612        $(42)          $(105)        $141,187
                                   ==========    ====     ========    =======        ====           =====         ========

The accompanying notes are an integral part of these consolidated statements of shareholders' equity.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999     2000      2001
                                                              ------   -------   -------
Net income..................................................  $1,101   $16,268   $16,187
Other comprehensive net loss, net of tax:
  Foreign currency translation adjustment, net of taxes of
     $9, $20, and $12 in 1999, 2000 and 2001,
     respectively...........................................     (14)      (32)      (21)
  Unrealized gain (loss) on investments, net of taxes of $8,
     $9, and $26 in 1999, 2000 and 2001, respectively.......     (13)       16        43
                                                              ------   -------   -------
Other comprehensive income (loss)...........................     (27)      (16)       22
                                                              ------   -------   -------
Comprehensive net income....................................  $1,074   $16,252   $16,209
                                                              ======   =======   =======

The accompanying notes are an integral part of these consolidated statements of comprehensive income.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income or pro forma net income........................  $  1,101   $ 16,268   $ 16,187
  Adjustments to reconcile net income or pro forma net
    income to net cash provided by operating activities:
    Pro forma income taxes..................................        --         --         --
    Depreciation and amortization...........................     4,035      4,935      6,128
    Amortization of acquisition-related intangibles.........     1,102      1,165      5,240
    Stock compensation......................................       448         85         82
    Loss (gain) on disposal of equipment....................       (22)        --         11
    Acquired in-process research and development............        --      2,425         --
    Tax benefit of options exercised........................       730     13,522      9,049
    Deferred income taxes...................................    (1,829)    (2,127)      (459)
    Accrued interest on note payable........................        --        103        105
    Changes in operating assets and liabilities, net of
     acquisitions:
      Accounts receivable, net..............................    (3,470)    (2,181)     1,385
      Other assets..........................................       189       (988)    (1,627)
      Accounts payable......................................      (409)     4,484     (1,050)
      Accrued liabilities...................................     2,253      4,051       (886)
      Income taxes..........................................     2,052     (7,467)     4,196
      Deferred revenue......................................     6,072      2,081        994
                                                              --------   --------   --------
Net cash provided by operating activities...................    12,252     36,356     39,355
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (4,754)    (5,089)    (6,101)
  Proceeds from the sale of equipment.......................        22         --         --
  Capitalized internally-developed software.................      (909)        --         --
  Purchased software development costs......................        --         --       (717)
  Net sales (purchases) of short-term investments...........   (15,229)     3,610     (3,456)
  Payments in connection with the acquisition of certain
    assets of Intrepa, L.L.C., net of cash acquired.........        --    (12,780)        --
                                                              --------   --------   --------
Net cash used in investing activities.......................   (20,870)   (14,259)   (10,274)
                                                              --------   --------   --------
Cash flows from financing activities:
  Repayment of note payable.................................        --     (2,000)    (1,750)
  Payment of capital lease obligations......................      (155)      (170)      (197)
  Purchase of Manhattan common stock........................        --         --       (885)
  Proceeds from issuance of common stock....................       736     11,310      6,717
                                                              --------   --------   --------
Net cash provided by financing activities...................       581      9,140      3,885
                                                              --------   --------   --------
Foreign currency impact on cash.............................       (19)       100         31
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............    (8,056)    31,337     32,997
Cash and cash equivalents, beginning of year................    27,751     19,695     51,032
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 19,695   $ 51,032   $ 84,029
                                                              ========   ========   ========
Supplemental cash flow disclosures:
  Issuance of common stock in connection with the
    acquisition of Intrepa, L.L.C. .........................  $     --   $ 10,237   $     --
                                                              ========   ========   ========
  Issuance of note payable in connection with the
    acquisition of Intrepa, L.L.C. .........................  $     --   $  7,000   $     --
                                                              ========   ========   ========
  Issuance of common stock to Company executive.............  $    300   $     --   $     --
                                                              ========   ========   ========
  Assets acquired under capital lease.......................  $    151   $     --   $     --
                                                              ========   ========   ========
  Cash paid for interest....................................  $     92   $     79   $    583
                                                              ========   ========   ========
  Cash (paid) received for income taxes.....................  $    734   $ (5,717)  $  4,197
                                                              ========   ========   ========

The accompanying notes are an integral part of these consolidated statements of cash flows.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 2000 AND 2001

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

     Manhattan Associates, Inc. ("Manhattan" or the "Company") is a provider of technology-based solutions to improve supply chain effectiveness and efficiencies within the extended supply chain. The Company's solutions are designed to optimize the receipt, storage, assembly and distribution of inventory and the management of equipment and personnel within a distribution center, and to enhance collaboration between the distribution center and its trading partners. The Company's solutions consist of software, including, a comprehensive suite of robust and modular software products; services, including design, configuration, implementation and training services, plus customer support services and software enhancements subscriptions; and hardware.

     The Company's operations are principally in North America and Europe. Its European operations are conducted through its wholly-owned subsidiaries, Manhattan Associates, Ltd and Manhattan Associates Europe, B.V. in the United Kingdom and the Netherlands, respectively. The Company occasionally sells its products in other regions, such as Australia, Latin America and the Far East through its direct sales channel as well as various reseller channels.

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

     Our top five customers in aggregate accounted for 21%, 22% and 10% of total revenue for each of the years ended December 31, 2001, 2000, and 1999, respectively. Sales to one customer ("the significant customer") accounted for approximately 10% of total revenue for the year ended December 31, 2001. Most of

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES the revenue from the significant customer in 2001 arose from purchases of hardware. No single customer accounted for more than 10% of revenue in 2000 or 1999. Accounts receivable from the significant customer on December 31, 2001 was approximately $4.3 million. On January 22, 2002, the significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. The allowance includes approximately $2.3 million of software fees, $1.6 million of fees for professional services and $0.4 million of hardware. Additionally, we billed the significant customer approximately $0.9 million for professional services during January 2002 prior to the Chapter 11 filing. These accounts receivable will be evaluated for collectibility in the first quarter of 2002.

  Marketable Securities

     The Company's investment in marketable securities consists of debt instruments of the U.S. Treasury, U.S. government agencies and corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. At December 31, 2000 and 2001, the cumulative unrealized gain on short-term investments was $4,000 and $73,000, respectively. The following is a summary of the available-for-sale securities (in thousands):

                                                                     DECEMBER 31,
                                                         -------------------------------------
                                                               2000                2001
                                                         -----------------   -----------------
                                                                   MARKET              MARKET
                                                          COST      VALUE     COST      VALUE
                                                         -------   -------   -------   -------
Investments:
  U.S. government and state obligations................  $ 5,705   $ 5,708   $10,644   $10,636
  U.S. corporate commercial paper......................   23,043    23,044    30,343    30,421
  Canadian government obligations......................       --        --     2,654     2,657
                                                         -------   -------   -------   -------
Total..................................................  $28,748   $28,752   $43,641   $43,714
                                                         =======   =======   =======   =======

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

  Risks Associated with Single Business Line, Technological Advances, and Hardware Revenue

     The Company currently derives a substantial portion its revenues from sales of its software and related services and hardware. Any factor adversely affecting the markets for distribution management center

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES solutions could have an adverse effect on the Company's business, financial condition, and results of operations.

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

     Effective January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999, and the Company adopted the residual method for such arrangements at that time. For those contracts that contain significant future obligations, license revenue is recognized under the percentage of completion method.

     The Company's services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to the Company's software products. Professional services are typically contracted for under separate service agreements. Fees from professional services performed by the Company are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under fixed-fee based contracts, but only in instances when the scope of the project is reasonably quantifiable. Revenue related to fixed-fee based contracts is recognized on a percent complete basis based on the hours incurred. Revenue related to customer support services and software enhancement subscriptions are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.

     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company's software solutions. As part of a complete x-SCE solution the Company's customers frequently purchase hardware from

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES the Company in conjunction with the licensing of software. These products include computer hardware, radio frequency terminals networks, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment to the customer. The Company generally purchases hardware from its vendors only after receiving an order from a customer. As a result, the Company does not maintain significant hardware inventory.

  Deferred Revenue

     Deferred revenue represents amounts collected prior to complete performance of professional services, customer support services and software enhancement subscriptions and significant obligations under license agreements. The Company expects to complete such services or obligations within the next twelve months.

  Returns and Allowances

     The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2000 or 2001.

  Property and Equipment

     Property and equipment consists of furniture, computers, other office equipment, purchased software for internal use, and leasehold improvements recorded at cost. The Company depreciates the cost of furniture, computers, other office equipment, purchased software and web site development on a straight-line basis over their estimated useful lives (three years for computer equipment and software, five years for office equipment, seven years for furniture). Leasehold improvements are depreciated over the lesser of its useful life or the term of the lease. Included in computer equipment and software is a capital lease of approximately $670,000 and $447,000, net of depreciation, as of December 31, 2000 and 2001, respectively. Depreciation and amortization expense for property and equipment for the years ended December 31, 1999, 2000 and 2001 was approximately $3,213,000, $4,315,000 and $5,719,000, respectively, and was included in general and administrative expenses in the consolidated statements of income.

     Property and equipment, at cost, consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       2001
                                                              -------   --------
Computer equipment and software.............................  $13,640   $ 18,598
Furniture and office equipment..............................    4,672      4,837
Leasehold improvements......................................    1,708      2,583
                                                              -------   --------
                                                               20,020     26,018
Less accumulated depreciation and amortization..............   (9,187)   (14,833)
                                                              -------   --------
                                                              $10,833   $ 11,185
                                                              =======   ========

  Intangible Assets

     Intangible assets include acquired software, goodwill and capitalized development costs. The assets are being amortized on a straight-line basis over a period of 3 to 10 years. Total amortization expense related to goodwill and acquired software was approximately $1,102,000, $1,165,000 and $5,240,000 for the years ended December 31, 1999, 2000 and 2001, respectively, and is included separately in the accompanying consolidated statements of income. Total amortization expense related to capitalized software development costs was approximately $822,000, $620,000 and $406,000 for the years ended December 31, 1999, 2000 and 2001, respectively, and is included in cost of software fees in the accompanying consolidated statements of income.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

During 1999, the Company expensed approximately $300,000 of capitalized software development costs and approximately $495,000 of acquired software and goodwill due to impairment of certain assets, respectively.

     Intangible Assets consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       2001
                                                              -------   --------
Goodwill....................................................  $26,404   $ 26,331
Acquired software...........................................    8,908      8,908
Capitalized software development costs......................    1,523      2,240
                                                              -------   --------
                                                               36,835     37,479
Less accumulated amortization...............................   (4,381)   (10,029)
                                                              -------   --------
                                                              $32,454   $ 27,450
                                                              =======   ========

  Software Development Costs

     Research and development expenses are charged to expense as incurred. The Company determines the amount of development costs capitalizable under the provisions of SFAS No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with SFAS No. 86. The Company has defined technological feasibility as the point in time at which the Company has a detailed program design or a working model of the related product, depending on the type of development efforts. For the years ended December 31, 1999, 2000 and 2001, the Company capitalized approximately $909,000, $0 and $0 of internal research and development costs. Amounts capitalized include salaries, other payroll-related costs, contract labor and other direct expenses. During 2001, payments of approximately $717,000 were made to an outside research and development organization to internationalize PkMS into Japanese, German, French and Spanish. The payments have been classified as Other Assets and will be amortized over a three-year period beginning in January 2002.

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

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

     Diluted net income per share is computed using net income divided by Weighted Shares, and the treasury stock method effect of common equivalent shares ("CESs") outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 1999, 2000 and 2001:

                                1999                      2000                      2001
                       -----------------------   -----------------------   -----------------------
                         BASIC       DILUTED       BASIC       DILUTED       BASIC       DILUTED
                       ----------   ----------   ----------   ----------   ----------   ----------
Weighted shares......  24,083,571   24,083,571   25,174,102   25,174,102   27,077,137   27,077,137
Effect of CESs.......          --    2,469,008           --    5,279,342           --    3,664,894
                       ----------   ----------   ----------   ----------   ----------   ----------
                       24,083,571   26,552,579   25,174,102   30,453,444   27,077,137   30,742,031
                       ==========   ==========   ==========   ==========   ==========   ==========

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

  Reclassifications

     Certain reclassifications were made to the prior years' financial statements to conform to the 2001 presentation.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted the new statement on January 1, 2001. The adoption of this Statement did not have a significant impact on the Company's financial statements.

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

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." This Statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of this Statement did not have a significant impact on the Company's financial statements.

     Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on January 1, 2002 and as a result, we will cease to amortize approximately $21.3 million of goodwill during 2002. We had recorded approximately $3.0 million of amortization on these amounts during 2001 and would have recorded approximately $3.0 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an impairment review at least annually thereafter.

     In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. During 2001, we classified reimbursed out-of-pocket expenses as a reduction of operating expenses. We adopted this guidance effective January 1, 2002. Our adoption of Topic D-103 will result in increased services revenue and increased costs of services revenue. Our results of operations for prior periods will be reclassified to conform to the new presentation. The total amount of expense reimbursement recorded to expense was $4.0 million, $5.5 million and $5.1 million for 1999, 2000 and 2001, respectively. Our adoption of Topic D-103 will not affect our net income or loss in any past or future periods.

2. INCOME TAXES

     The Company is subject to future federal and state income taxes and has recorded net deferred tax assets. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 2001 are as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
Deferred tax assets:
  Accounts receivable.......................................  $1,581,000   $1,421,000
  Accrued liabilities.......................................     911,000      506,000
  Stock compensation expense................................     271,000       57,000
  Intangible assets.........................................   1,179,000    1,938,000
  Depreciation..............................................          --      534,000
  Research and development credits..........................     779,000      779,000
  Other.....................................................      39,000           --
                                                              ----------   ----------
                                                               4,760,000    5,235,000
Deferred tax liabilities:
  Depreciation..............................................      27,000           --
  Other.....................................................          --       43,000
                                                              ----------   ----------
  Net deferred tax assets...................................  $4,733,000   $5,192,000
                                                              ==========   ==========

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

     The components of the historical income tax provision for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                                      1999          2000          2001
                                                   -----------   -----------   ----------
Current:
  Federal........................................  $ 2,264,000   $ 8,936,000   $7,546,000
  State..........................................      401,000     1,698,000    1,432,000
  Foreign........................................           --       450,000      929,000
                                                   -----------   -----------   ----------
                                                     2,665,000    11,084,000    9,907,000
                                                   -----------   -----------   ----------
Deferred:
  Federal........................................   (1,777,000)   (1,132,000)    (324,000)
  State..........................................     (334,000)     (212,000)     (61,000)
                                                   -----------   -----------   ----------
                                                    (2,111,000)   (1,344,000)    (385,000)
                                                   -----------   -----------   ----------
          Total..................................  $   554,000   $ 9,740,000   $9,522,000
                                                   ===========   ===========   ==========

     The income tax benefits related to the exercise of stock options were allocated to additional paid-in capital. Such amounts were approximately $730,000, $13,522,000 and $9,049,000 for 1999, 2000 and 2001, respectively. As a result of these income tax benefits, the Company has refundable income taxes of $1,624,000 at December 31, 2001. The refundable income taxes represent refunds to be received for taxes paid in 1998 and 1999.

     As a result of the tax benefit related to the exercise of stock options, the Company has federal net operating loss carry-forwards ("NOLs") of approximately $23,504,000 available to offset future income in those respective taxing jurisdictions. The federal NOLs expire in 2021. The NOLs may be subject to certain limitations in the event of a change in ownership. In addition, the Company has $1,396,000 of research and development tax credit carryforwards that expire in 2018 to 2021.

     The following is a summary of the items that resulted in recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 1999, 2000 and 2001:

                                                              1999     2000    2001
                                                              -----    ----    ----
Statutory federal income tax rate...........................   34.0%   35.0%   35.0%
Effect of:
  State income tax, net of federal benefit..................    4.0     4.0     3.5
  Research and development credits..........................  (16.6)   (1.0)   (0.8)
  Foreign operations........................................   (0.7)   (0.7)   (0.6)
  Tax exempt income.........................................   (5.2)   (0.3)   (0.3)
  Meals and entertainment...................................    6.0     0.4     0.6
  Intangibles...............................................   12.0     0.2     0.1
  Other.....................................................     --    (0.1)   (0.5)
                                                              -----    ----    ----
Income taxes................................................   33.5%   37.5%   37.0%
                                                              =====    ====    ====

3. STOCK OPTION PLANS

     The Manhattan Associates LLC Option Plan (the "LLC Option Plan") became effective on January 1, 1997. The LLC Option Plan is administered by a committee appointed by the Board of Directors. The aggregate number of shares reserved for issuance under the LLC Option Plan was 5,000,000 shares. The options are granted at terms determined by the committee; however, the options cannot have a term exceeding ten years. Options granted under the LLC Option Plan have vesting periods ranging from immediately to six

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES years. Subsequent to February 28, 1998, no additional options could be granted pursuant to the LLC Option Plan.

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

     As of December 31, 2001, the Stock Incentive Plan provides for issuance of up to 10,659,453 shares of common stock (subject to adjustment in the event of stock splits and other similar events), less the number of shares issued under the LLC Option Plan, in the form of stock options and other stock incentives. The number of shares available for issuance under the Plan is automatically adjusted, without shareholder approval, on the first day of each fiscal year, beginning with the 2000 fiscal year, by a number of shares such that the total number of shares reserved for issuance under the Plan equals the sum of (i) the aggregate number of shares previously issued under the Plan and the Manhattan Associates, LLC Option Plan; (ii) the aggregate number of shares subject to then outstanding stock incentives granted under the Plan and the Manhattan Associates, LLC Option Plan; and (iii) 5% of the number of shares of common stock outstanding on the last day of the preceding fiscal year. However, no more than 1,000,000 of the shares available for grant each year shall be available for issuance pursuant to incentive stock options, and no more than 10,000,000 shares resulting from such automatic adjustments may ever be issued during the term of the Plan.

     A summary of changes in outstanding options is as follows:

                                                                           WEIGHTED AVERAGE
                                              OPTIONS         PRICE         EXERCISE PRICE
                                             ----------   --------------   ----------------
December 31, 1998..........................   5,968,970   $ 0.24 - 23.50        $ 7.71
                                             ----------   --------------        ------
  Granted..................................   4,661,114     3.53 - 17.50          7.07
  Canceled.................................  (2,756,221)    2.50 - 23.50         10.60
  Exercised................................    (198,713)    2.50 - 10.00          3.70
                                             ----------   --------------        ------
December 31, 1999..........................   7,675,150   $ 0.24 - 23.50        $ 6.38
                                             ----------   --------------        ------
  Granted..................................   1,460,275     7.38 - 68.38         37.90
  Canceled.................................    (563,001)    2.50 - 61.25          9.61
  Exercised................................  (2,048,509)    0.24 - 23.50          5.52
                                             ----------   --------------        ------
December 31, 2000..........................   6,523,915   $ 0.24 - 68.38        $13.24
                                             ----------   --------------        ------
  Granted..................................   1,658,700    12.90 - 42.63         26.23
  Canceled.................................    (372,148)    2.50 - 66.13         31.78
  Exercised................................  (1,277,700)    0.24 - 29.88          5.26
                                             ----------   --------------        ------
December 31, 2001..........................   6,532,767   $ 0.24 - 68.38        $17.04
                                             ==========   ==============        ======

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

     Details of options outstanding at December 31, 2001 are as follows:

                           OUTSTANDING                                      EXERCISABLE
-----------------------------------------------------------------   ----------------------------
                                   WEIGHTED
                                   AVERAGE           WEIGHTED
   EXERCISE        OPTIONS        REMAINING           AVERAGE         OPTIONS        AVERAGE
    PRICES       OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICES   EXERCISABLE   EXERCISE PRICE
--------------   -----------   ----------------   ---------------   -----------   --------------
$ 0.24 -  3.50      829,551          3.8              $ 1.65           829,551        $ 1.65
  3.51 -  7.50    1,288,765          7.3                4.86           557,857          5.51
  7.51 - 15.00    1,606,961          7.2                9.31           903,937          8.95
 15.01 - 25.00      584,715          7.9               18.57           162,969         17.96
 25.01 - 40.00    1,802,175          9.5               30.40           129,372         37.64
 40.01 - 68.38      420,600          8.8               54.95           144,362         50.71
                  ---------          ---              ------         ---------        ------
                  6,532,767          7.6              $17.04         2,728,048        $10.14

     At December 31, 2001, 1,032,348 shares are available for future grant.

     The Company recorded deferred compensation of $580,000 on options granted during 1998, as the exercise price was less than the deemed fair value of the underlying common stock. The Company amortizes deferred compensation over a period not to exceed six years. The Company recognized compensation expense of $148,000, $85,000 and $82,000 for the year ended December 31, 1999, 2000 and
2001, respectively, and had deferred compensation expense of $193,000 and $105,000 at December 31, 2000 and 2001, respectively.

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

                                                             1999      2000      2001
                                                            -------   -------   -------
Dividend yield............................................       --        --        --
Expected volatility.......................................      119%      131%      122%
Risk-free interest rate at the date of grant..............      5.0%      5.0%      5.0%
Expected life.............................................  5 years   5 years   5 years

     Using these assumptions, the fair values of the stock options granted during the years ended December 31, 1999, 2000 and 2001 are $24,410,000, $37,221,000 and $30,421,000, respectively, which would be amortized over the vesting period of the options.

     The weighted average fair market values of options at the date of grant for the years ended December 31, 1999, 2000 and 2001 was $5.90, $33.07 and $22.37,
respectively.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

     The following pro forma information adjusts the net income and net income per share of common stock for the impact of SFAS No. 123:

                                                           1999      2000      2001
                                                         --------   -------   -------
Net income:
  As reported..........................................  $  1,101   $16,268   $16,187
  Pro forma in accordance with SFAS No. 123............  $(11,481)  $(2,911)  (10,341)
Basic net income or pro forma net income per share:
  As reported..........................................  $   0.05   $  0.65   $  0.60
  Pro forma in accordance with SFAS No. 123............  $  (0.48)  $ (0.12)  $ (0.38)
Diluted net income or pro forma net income per share:
  As reported..........................................  $   0.04   $  0.53   $  0.53
  Pro forma in accordance with SFAS No. 123............  $  (0.48)  $ (0.12)  $ (0.34)

     The following table summarizes the range of exercise price and the weighted average exercise price for the options granted during the three years ending December 31, 2001:

                                                                                  WEIGHTED
                                                  NUMBER OF      RANGE OF         AVERAGE
YEAR OF GRANT                                      SHARES     EXERCISE PRICE   EXERCISE PRICE
-------------                                     ---------   --------------   --------------
1999
  Options granted at fair market value..........  4,661,114    3.531-17.50         7.069
  Options granted at less than fair market
     value......................................         --             --            --
2000
  Options granted at fair market value..........  1,460,275     7.38-68.38         37.90
  Options granted at less than fair market
     value......................................         --             --            --
2001
  Options granted at fair market value..........  1,658,700    12.90-42.63         26.23
  Options granted at less than fair market
     value......................................         --             --            --

4. SHAREHOLDERS' EQUITY

ISSUANCE OF STOCK

     During 1999, the Company issued 85,000 shares of common stock to one of the Company's executives as part of his employment agreement. Compensation expense of approximately $300,000 was recorded in connection with the issuance.

     During 2000, the Company issued 173,900 shares of the Company's common stock in connection with the acquisition of Intrepa, L.L.C. The number of shares issued by the Company was subject to adjustment on January 1, 2001 and April 1, 2001 based on the average closing price of the Company's common stock for the 20 days prior to January 1, 2001 and April 1, 2001. In January and April 2001, the Company issued 1,238 and 61,819 additional shares, respectively, in connection with the acquisition.

PURCHASE OF STOCK

     During 2001, the Company purchased 65,000 shares of the Company's common stock for approximately $885,000 through open market transactions as part of a publicly-announced buy-back program.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

5. COMMITMENTS AND CONTINGENCIES

LEASES

     Rents charged to expense were approximately $2,878,000, $2,423,000 and $3,269,000 for the years ended December 31, 1999, 2000 and 2001, respectively. The principal leases expire on March 31, 2008. Aggregate future minimum lease payments under the capital lease and noncancellable operating leases as of December 31, 2001 are as follows (in thousands):

                                                              CAPITAL   OPERATING
YEAR ENDED DECEMBER 31,                                       LEASES     LEASES
-----------------------                                       -------   ---------
2002........................................................   $249      $ 4,308
2003........................................................    237        2,918
2004........................................................    118        2,768
2005........................................................    108        2,457
2006 and thereafter.........................................     --        5,020
                                                               ----      -------
          Total.............................................    712      $17,471
  Less amount representing interest.........................   (117)
                                                               ----
  Net present value of future minimum lease payments........    595
  Less current portion of capital lease obligation..........   (163)
                                                               ----
  Long-term portion of capital lease obligation.............   $432
                                                               ====

EMPLOYMENT AGREEMENTS

     The Company has entered into employment contracts with certain executives and other key employees. The agreements provide for total severance payments of up to approximately $1.9 million for termination of employment for any reason other than cause. Payment terms vary from a lump sum payment to equal monthly installments over a period of not more than 12 months.

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

6. LONG-TERM DEBT

     A portion of the purchase price of the Intrepa acquisition has been funded with the issuance of a promissory note (the "Note"). Unless prepaid at the option of the Company, the Note is payable in four equal installments of $1,750,000, to be paid every six months beginning on October 1, 2001 and concluding on April 1, 2003. The Note is subject to interest at a rate of 8% per year, which is due on the last day of each

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES fiscal quarter of the Company for so long as principal remains outstanding under the Note. Long-term debt consists of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
Promissory note outstanding bearing interest at 8% per year,
  repayable every six months through April 1, 2003..........  $ 7,000   $ 5,250
Less current portion........................................   (1,750)   (3,500)
                                                              -------   -------
Long-term portion...........................................  $ 5,250   $ 1,750
                                                              =======   =======

     Future principal payments under the note as of December 31, 2001 are as follows (in thousands):

YEAR ENDED DECEMBER 31,
-----------------------
       2002.................................................   3,500
       2003.................................................   1,750
                                                               -----
          Total.............................................   5,250
                                                               =====

7. ACQUISITION

  Fiscal 2000 Acquisition

     On October 24, 2000, the Company acquired substantially all of the assets of Intrepa, L.L.C. ("Intrepa") for a purchase price of approximately $31.0 million. The purchase price consists of a cash payment of $13.0 million, the issuance of approximately $10.0 million of the Company's $.01 par value per share common stock (totaling 236,957 shares), and the issuance by the Company of a promissory note for $7.0 million. The Company also incurred approximately $0.9 million of transaction costs related to the acquisition. The purchase price includes the assumption of substantially all of the liabilities of Intrepa, including immediate payment by the Company of the remaining $2.0 million of principal and up to $15,000 interest on a promissory note previously issued by Intrepa. The acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price has been allocated to net liabilities assumed of $2.6 million, acquired in-process research and development of $2.4 million (see Note 8), acquired developed technology of $7.5 million, and other intangible assets of $23.3 million. Acquired developed technology is being amortized over an estimated five-year useful life and other intangible assets are being amortized over a seven-year useful life.

     Unaudited pro forma operating results for the year ended December 31, 2000, assuming that the acquisition had occurred at the beginning of 2000 is as follows (in thousands):

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

8. IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION-RELATED RESTRUCTURING CHARGES

     In-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not reached technological feasibility and has no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to in-process research and development meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, a charge totaling $2,425,000 was recorded during 2000 as part of the allocations of the purchase price related to the acquisition of Intrepa.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

     In 2000, the Company recorded a restructuring charge as a result of the acquisition of Intrepa. The charge consists entirely of severance related costs. These costs were utilized in the fourth quarter of 2000 and the first quarter of 2001. The following is a summary of the amounts incurred:

                                                   2000 CHARGE   UTILIZED 2000   UTILIZED 2001
                                                   -----------   -------------   -------------
Employee severance...............................   $576,000       $121,000        $455,000

9. FOREIGN OPERATIONS

     Total international revenue was approximately $5.5 million, $14.9 million and $26.1 million for the years ended December 31, 1999, 2000 and 2001, respectively, which represents approximately 7%, 11% and 17% of our total revenue for the years ended December 31, 1999, 2000 and 2001, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

     During 1998, the Company commenced operations in Europe. Total revenue for Europe was approximately $3.8 million, $10.3 million and $22.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. Total net income for Europe was approximately $28,000, $1.2 million and $2.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. Total assets for Europe were approximately $2.3 million, $4.6 million and $7.7 million as of December 31, 1999, 2000 and 2001, respectively.

10. EMPLOYEE BENEFIT PLAN

     The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the "401(k) Plan"), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan's deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 18% up to $10,500 of eligible compensation, as defined, to the 401(k) Plan. The Company provides for a 50% matching contribution up to 6% of eligible compensation being contributed after the participant's first year of employment. During the years ended December 31, 1999, 2000 and 2001, the Company made matching contributions to the 401(k) Plan of $413,000, $706,000 and $1,059,000, respectively.

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2000 and 2001. The unaudited quarterly results have been prepared on substantially the same basis as the audited Financial Statements.

                                                                         QUARTER ENDED
                                    ---------------------------------------------------------------------------------------
                                    MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                      2000       2000       2000        2000       2001       2001       2001        2001
                                    --------   --------   ---------   --------   --------   --------   ---------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenue:
  Software fees...................  $ 5,036    $ 5,686     $ 6,529    $ 8,939    $ 7,841    $ 9,362     $ 9,206    $ 9,027
  Services........................   17,544     19,228      21,207     23,106     23,497     23,890      24,694     25,429
  Hardware........................    5,763      9,714       5,968      4,376      4,737      2,872       4,521     10,521
  Allowance for bankrupt
    customer......................       --         --          --         --         --         --          --     (4,328)
                                    -------    -------     -------    -------    -------    -------     -------    -------
         Total revenue............   28,343     34,628      33,704     36,421     36,075     36,124      38,421     40,649
Costs and expenses:
  Cost of software fees...........      277        539         192        231        485        385         401        184
  Cost of services................    8,162      8,029       8,753      9,355      9,898     10,041      10,994     11,439
  Cost of hardware................    4,701      7,988       4,759      3,374      3,608      2,363       3,729      8,283
  Research and development........    3,046      3,042       4,213      5,805      5,038      4,706       4,739      4,930
  Sales and marketing.............    3,977      4,631       4,298      5,145      5,313      5,513       5,779      5,729
  General and administrative......    3,773      3,589       3,743      4,018      4,192      4,657       4,824      5,149
  In-process research and
    development and acquisition-
    related charges...............       --         --          --      3,001         --         --          --         --
  Amortization of
    acquisition-related
    intangibles...................       94         94          93        884      1,310      1,310       1,310      1,310
                                    -------    -------     -------    -------    -------    -------     -------    -------
         Total costs and
           expenses...............   24,030     27,912      26,051     31,813     29,844     28,975      31,776     37,024
                                    -------    -------     -------    -------    -------    -------     -------    -------
Income from operations............    4,313      6,716       7,653      4,608      6,231      7,149       6,645      3,625
Other income, net.................      403        587         851        877        550        478         649        382
                                    -------    -------     -------    -------    -------    -------     -------    -------
Income before income taxes........    4,716      7,303       8,504      5,485      6,781      7,627       7,294      4,007
Income taxes......................    1,792      2,775       3,231      1,942      2,509      2,833       2,698      1,482
                                    -------    -------     -------    -------    -------    -------     -------    -------
Net income........................  $ 2,924    $ 4,528     $ 5,273    $ 3,543    $ 4,272    $ 4,794     $ 4,596    $ 2,525
                                    =======    =======     =======    =======    =======    =======     =======    =======
Diluted net income per share......  $  0.10    $  0.15     $  0.17    $  0.11    $  0.14    $  0.16     $  0.15    $  0.08
                                    =======    =======     =======    =======    =======    =======     =======    =======
Shares used in diluted net income
  per share.......................   28,946     29,832      30,900     31,189     30,674     30,748      30,605     30,908
                                    =======    =======     =======    =======    =======    =======     =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 30, 2002 under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." Certain information regarding executive officers of the Company is included in Part I of this report on Form 10-K under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 30, 2002 under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 30, 2002 under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 30, 2002 under the caption "Certain Transactions."

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

     2. Financial Statement Schedule

     The following financial statement schedule is filed as a part of this report:

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Manhattan Associates, Inc.

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Manhattan Associates, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated January 31, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The forgoing schedule is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 31, 2002

                                  SCHEDULE II

                  MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT    ADDITIONS                  BALANCE
                                                  BEGINNING OF   CHARGED TO                AT END OF
                CLASSIFICATION:                      PERIOD      OPERATIONS   DEDUCTIONS     PERIOD
                ---------------                   ------------   ----------   ----------   ----------
Allowance for doubtful accounts for the year
  ended:
  December 31, 1999.............................   $1,600,000    $9,015,000   $5,142,000   $5,473,000
  December 31, 2000.............................    5,473,000     3,510,000    4,185,000    4,798,000
  December 31, 2001.............................    4,798,000     6,977,000    3,242,000    8,533,000

     All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.

     (c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 3.1    --   Articles of Incorporation of the Registrant (Incorporated by
             reference to Exhibit 3.1 to the Company's Registration
             Statement on Form S-1 (File No. 333-47095) filed on February
             27, 1998).
 3.2    --   Bylaws of the Registrant (Incorporated by reference to
             Exhibit 3.2 to the Company's Registration Statement on Form
             S-1 (File No. 333-47095) filed on February 27, 1998).
 4.1    --   Provisions of the Articles of Incorporation and Bylaws of
             the Registrant defining rights of the holders of common
             stock of the Registrant (Incorporated by reference to
             Exhibit 4.1 to the Company's Registration Statement on Form
             S-1 (File No. 333-47095) filed on February 27, 1998).
 4.2    --   Specimen Stock Certificate (Incorporated by reference to
             Exhibit 4.2 to the Company's Pre-Effective Amendment No. 1
             to its Registration Statement on Form S-1 (File No.
             333-47095) filed on April 2, 1998).
10.1    --   Lease Agreement by and between Wildwood Associates, a
             Georgia general partnership, and the Registrant dated
             September 24, 1997 (Incorporated by reference to Exhibit
             10.1 to the Company's Registration Statement on Form S-1
             (File No. 333-47095) filed on February 27, 1998).
10.2    --   First Amendment to Lease between Wildwood Associates, a
             Georgia general partnership, and the Registrant dated
             October 31, 1997 (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File
             No. 333-47095) filed on February 27, 1998).
10.3    --   Second Amendment to Lease Agreement between Wildwood
             Associates, a Georgia general partnership, and the
             Registrant, dated February 27, 1998 (Incorporated by
             reference to Exhibit 10.8 to the Company's Pre-Effective
             Amendment No. 1 to its Registration Statement on Form S-1
             (File No. 333-47095) filed on April 2, 1998).
10.4    --   Third Amendment to Lease Agreement between Wildwood
             Associates and the Registrant, dated October 24, 2000
             (Incorporated by reference to Exhibit 10.9 to the Company's
             Annual Report for the period ended December 31, 2000, filed on April 2, 2001).
10.5    --   Lease Agreement by and between Wildwood Associates, a
             Georgia general partnership, and the Company dated June 25,
             2001 (Incorporated by reference to Exhibit 10.1 to the
             Company's Quarterly Report for the period ended June 30,
             2001, filed August 14, 2001).
10.6    --   Lease Agreement by and between Tektronix UK Limited,
             Manhattan Associates Limited and Manhattan Associates, Inc.,
             dated October 21, 1999 (Incorporated by reference to Exhibit
             10.27 to the Company's Annual Report for the period ended
             December 31, 1999, filed on March 30, 2000).
10.7    --   Sub-Sublease Agreement between Scientific Research
             Corporation, a Georgia corporation, and the Registrant,
             dated July 2, 1998 (Incorporated by reference to Exhibit
             10.19 to the Company's Annual Report for the period ended
             December 31,1998, filed on March 31, 1999).
10.8    --   Sub-Sublease Agreement between The Profit Recovery Group
             International 1, Inc., a Georgia corporation, and the
             Registrant, dated August 19, 1998 (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report for the
             period ended December 31, 1998, filed on March 31, 1999).
10.9    --   Standard Sublease Agreement between Life Office Management
             Association, Inc. and the Registrant, dated October 20, 2000
             (Incorporated by reference to Exhibit 10.17 to the Company's
             Annual Report for the period ended December 31, 2000, filed on April 2, 2001).
10.10   --   Standard Sublease Agreement between Chevron USA Inc. and the
             Registrant, dated November 20, 2000 (Incorporated by
             reference to Exhibit 10.18 to the Company's Annual Report
             for the period ended December 31, 2000, filed on April 2,
             2001).

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.11   --   Form of Indemnification Agreement with certain directors and officers of the Registrant (Incorporated by reference to
             Exhibit 10.5 to the Company's Registration Statement on Form
             S-1 (File No. 333-47095) filed on February 27, 1998).
10.12   --   Form of Tax Indemnification Agreement for direct and
             indirect shareholders of Manhattan Associates Software, LLC
             (Incorporated by reference to Exhibit 10.7 to the Company's
             Registration Statement on Form S-1 (File No. 333-47095)
             filed on February 27, 1998).
10.13   --   Contribution Agreement between the Registrant and Daniel
             Basmajian, Sr. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No.
             the Company's Registration Statement on Form S-1 (File No.
             333-47095) filed on February 27, 1998).
10.14   --   Share Purchase Agreement between Deepak Raghavan and the
             Registrant effective as of February 16, 1998 (Incorporated by reference to Exhibit 10.9 to the Company's Registration
             Statement on Form S-1 (File No. 333-47095) filed on February
             27, 1998).
10.15   --   Summary Plan Description of the Registrant's Money Purchase
             Plan & Trust, effective January 1, 1997 (Incorporated by
             reference to Exhibit 10.3 to the Company's Registration
             Statement on Form S-1 (File No. 333-47095) filed on February
             27, 1998).
10.16   --   Summary Plan Description of the Registrant's 401(k) Plan and
             Trust, effective January 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on
             Form S-1 (File No. 333-47095) filed on February 27, 1998).
10.17   --   Manhattan Associates, Inc. 1998 Stock Incentive Plan
             (Incorporated by reference to Exhibit 10.10 to the Company's
             Registration Statement on Form S-1 (File No. 333-47095)
             filed on February 27, 1998).
10.18   --   First Amendment to the Manhattan Associates, Inc. 1998 Stock
             Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report for the period ended December
             31, 1998, filed on March 31, 1999).
10.19   --   Second Amendment to the Manhattan Associates, Inc. 1998
             Stock Incentive Plan (Incorporated by reference to Exhibit
             10.23 to the Company's Annual Report for the period ended
             December 31, 1998, filed on March 31, 1999).
10.20   --   Third Amendment to the Manhattan Associates, Inc. 1998 Stock
             Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report for the period ended December
             31, 1998, filed on March 31, 1999).
10.21   --   Fourth Amendment to the Manhattan Associates, Inc. 1998
             Stock Incentive Plan (Incorporated by reference to Exhibit
             10.25 to the Company's Annual Report for the period ended
             December 31, 1999, filed on March 30, 2000).
10.22   --   Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock
             Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company's Form S-8, filed on September 5, 2001).
10.23   --   Manhattan Associates, LLC Option Plan (Incorporated by
             reference to Exhibit 10.11 to the Company's Registration
             Statement on Form S-1 (File No. 333-47095) filed on February
             27, 1998).
10.24   --   Executive Employment Agreement executed by Neil Thall
             (Incorporated by reference to Exhibit 10.14 to the Company's
             Pre-Effective Amendment No. 1 to its Registration Statement
             on Form S-1 (File No. 333-47095) filed on April 2, 1998).
10.25   --   Executive Employment Agreement executed by Richard M.
             Haddrill, dated October 11, 1999 (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report for the
             period ended December 31, 1999, filed on March 30, 2000).
10.26   --   Executive Employment Agreement Modification by and among the
             Company and Richard M. Haddrill, effective July 19, 2001
             (Incorporated by reference to Exhibit 10.1 to the Company's
             Quarterly Report for the period ended September 30, 2001,
             filed on November 14, 2001).

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.27   --   Form of License Agreement, Software Maintenance Agreement
             and Consulting Agreement (Incorporated by reference to
             Exhibit 10.18 to the Company's Pre-Effective Amendment No. 1
             to its Registration Statement on Form S-1 (File No.
             333-47095) filed on April 2, 1998).
10.28   --   Form of Software License, Services and Maintenance Agreement
             (Incorporated by reference to Exhibit 10.21 to the Company's
             Annual Report for the period ended December 31, 1998, filed on March 31, 1999).
21.1    --   List of Subsidiaries (Incorporated by reference to Exhibit
             21.1 to the Company's Registration Statement on Form S-1
             (File No. 333-47095) filed on February 27, 1998).
23.1    --   Consent of Arthur Andersen LLP.
99.1    --   Safe Harbor Compliance Statement for Forward-Looking
             Statements.
99.2    --   Letter to SEC re: Arthur Andersen.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MANHATTAN ASSOCIATES, INC.

                                          By:    /s/ RICHARD M. HADDRILL
                                            ------------------------------------
                                                    Richard M. Haddrill
                                             Chief Executive Officer, President
                                                         and Director

Date: April 1, 2002

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

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

               /s/ ALAN J. DABBIERE                  Chairman of the Board                 April 1, 2002
---------------------------------------------------
                 Alan J. Dabbiere

              /s/ RICHARD M. HADDRILL                Chief Executive Officer, President    April 1, 2002
---------------------------------------------------    and Director (Principal Executive
                Richard M. Haddrill                    Officer)

            /s/ THOMAS W. WILLIAMS, JR.              Senior Vice President, Chief          April 1, 2002
---------------------------------------------------    Financial Officer and Treasurer
              Thomas W. Williams, Jr.                  (Principal Financial and
                                                       Accounting Officer)

                /s/ DEEPAK RAGHAVAN                  Director                              April 1, 2002
---------------------------------------------------
                  Deepak Raghavan

               /s/ BRIAN J. CASSIDY                  Director                              April 1, 2002
---------------------------------------------------
                 Brian J. Cassidy

               /s/ JOHN R. HARDESTY                  Director                              April 1, 2002
---------------------------------------------------
                 John R. Hardesty

              /s/ JOHN J. HUNTZ, JR.                 Director                              April 1, 2002
---------------------------------------------------
                John J. Huntz, Jr.

               /s/ THOMAS E. NOONAN                  Director                              April 1, 2002
---------------------------------------------------
                 Thomas E. Noonan