Form 10-Q
period 2002-03-31
MANHATTAN ASSOCIATES INC
filed 2002-05-15
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

     The number of shares of the Issuer’s class of capital stock outstanding as of May 10, 2002, the latest practicable date, is as follows: 28,648,187 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2002

PART I

FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item  1.    Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2002	December 31, 2001

	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$83,966	$84,029
Short-term investments	29,934	20,160
Accounts receivable, net of allowance for doubtful accounts of $8,353
and $8,533 at March 31, 2002 and December 31, 2001, respectively	30,492	26,660
Deferred income taxes	2,172	1,870
Refundable income taxes	—	1,624
Prepaid expenses and other current assets	3,201	4,215

Total current assets	149,765	138,558

Property and equipment, net	10,893	11,185
Deferred income taxes	3,361	3,322
Acquisition-related intangible assets, net	26,048	26,582
Other assets	978	1,056

Total assets	$191,045	$180,703

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$14,160	$18,997
Current portion of note payable	3,500	3,500
Current portion of capital lease obligations	176	163
Income taxes payable	993	389
Deferred revenue	16,096	14,285

Total current liabilities	34,925	37,334

Long-term portion of note payable	1,750	1,750
Long-term portion of capital lease obligations	387	432
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares
authorized, no shares issued or outstanding at March
31, 2002 and December 31, 2001	—	—
Common stock, $.01 par value; 100,000,000 shares
authorized, 28,508,482 and 27,719,753 shares issued
and outstanding at March 31, 2002 and December 31,
2001, respectively	285	277
Additional paid-in capital	111,882	104,445
Retained earnings	42,119	36,612
Accumulated other comprehensive loss	(215)	(42)
Deferred compensation	(88)	(105)

Total shareholders’ equity	153,983	141,187

Total liabilities and shareholders’ equity	$191,045	$180,703

See accompanying Notes to Condensed Consolidated Financial Statements.

Item  1.    Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2002	2001

Revenue:
Software fees	$9,373	$7,841
Services	26,405	23,497
Hardware and other	6,365	5,958

Total revenue	42,143	37,296

Costs and expenses:
Cost of software fees	392	485
Cost of services	11,622	9,898
Cost of hardware and other	5,320	4,829
Research and development	4,857	5,038
Sales and marketing	5,756	5,313
General and administrative	5,094	4,192
Amortization of acquisition-related intangibles	534	1,310

Total costs and expenses	33,575	31,065

Operating income	8,568	6,231
Other income, net	173	550

Income before income taxes	8,741	6,781
Income tax provision	3,234	2,509

Net income	$5,507	$4,272

Basic net income per share	$0.20	$0.16

Diluted net income per share	$0.18	$0.14

Weighted average number of shares:
Basic	28,165	26,544

Diluted	31,132	30,674

See accompanying Notes to Condensed Consolidated Financial Statements.

Item  1.    Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended
	March 31,

	2002	2001

Operating activities:
Net income	$5,507	$4,272
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,677	1,393
Amortization of acquisition-related intangibles	534	1,310
Stock compensation	17	22
Loss on disposal of equipment	11	—
Tax benefit of options exercised	3,921	1,739
Deferred income taxes	(341)	66
Changes in operating assets and liabilities:
Accounts receivable, net	(3,955)	(2,146)
Other assets	918	(232)
Accounts payable and accrued liabilities	(4,787)	(7,818)
Income taxes	2,235	4,056
Deferred revenue	1,839	2,372

Net cash provided by operating activities	7,576	5,034

Investing activities:
Purchase of property and equipment	(1,265)	(1,924)
Net sales (purchases) of short-term investments	(9,837)	13,616

Net cash provided by (used in) investing activities	(11,102)	11,692

Financing activities:
Payment of capital lease obligations	(32)	(66)
Proceeds from issuance of common stock	3,524	1,093

Net cash provided by financing activities	3,492	1,027
Foreign currency impact on cash	(29)	(44)

Net change in cash and cash equivalents	(63)	17,709
Cash and cash equivalents at beginning of period	84,029	51,032

Cash and cash equivalents at end of period	$83,966	$68,741

Supplemental cash flow disclosures:
Cash received for income taxes	$2,753	$3,345

Cash paid for interest	$117	$259

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2002
(unaudited)

1.    Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, these condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the financial position at March 31, 2002, the results of operations for the three month periods ended March 31, 2002 and 2001 and changes in cash flows for the three month periods ended March 31, 2002 and 2001. The results for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001.

2.    Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.    Revenue Recognition

     The Company’s revenue consists of revenues from the licensing of software; fees from consulting, implementation and training services (collectively, “professional services”), plus customer support services and software upgrades; and sales of complementary radio frequency and computer equipment.

     Effective January 1, 1998, the Company adopted Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999, and the Company adopted the residual method for such arrangements at that time. For those contracts that contain significant future obligations, license revenue is recognized as the obligations are fulfilled.

     The Company’s services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to the Company’s software products. Professional services are typically contracted for under separate service agreements. Fees from professional services performed by the Company are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under fixed-fee based contracts, but only in instances when the scope of the project is reasonably quantifiable. Revenue related to fixed-fee based contracts is recognized on a percent complete basis based on the hours incurred. Revenue related to customer support services and software enhancement subscriptions are generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.

     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company’s software solutions. As part of a complete extended supply chain execution (“x-SCE”) solution the Company’s customers frequently purchase hardware from the Company in conjunction with the licensing of software. These products include computer hardware, radio frequency terminals networks, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment to the customer. The Company generally purchases hardware from its vendors only after receiving an order from a customer. As a result, the Company does not maintain significant hardware inventory.

4.    Comprehensive Net Income

     Comprehensive net income includes foreign currency translation gains and losses and unrealized gains and losses on investments that have been previously excluded from net income and reflected in shareholders’ equity.

     The following table sets forth the calculation of comprehensive income:

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
Net income	$5,507	$4,272
Other comprehensive loss:
Unrealized loss on investments, net of taxes	(40)	(2)
Foreign currency loss, net of taxes	(69)	(127)

Total other comprehensive loss, net of taxes	(109)	(129)

Comprehensive net income	$5,398	$4,143

5.    Net Income Per Share

     Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”). Diluted net income per share is computed using net income divided by Weighted Shares plus common equivalent shares (“CESs”) outstanding calculated using the Treasury Stock method.

     The following is a reconciliation of the shares used in the computation of net income per share:

	Three Months Ended		Three Months Ended
	March 31, 2002		March 31, 2001

	Basic	Diluted	Basic	Diluted

	(in thousands)		(in thousands)
Weighted Shares	28,165	28,165	26,544	26,544
Effect of CESs	—	2,967	—	4,130

	28,165	31,132	26,544	30,674

6.    Shareholders’ Equity

     During 2000, the Company issued 173,900 shares of the Company’s common stock in connection with the acquisition of Intrepa, L.L.C. The number of shares issued by the Company was subject to adjustment on January 1, 2001 and April 1, 2001 based on the average closing price of the Company’s common stock for the 20 days prior to January 1, 2001 and April 1, 2001. In January and April 2001, the Company issued 1,238 and 61,819 additional shares, respectively, in connection with the acquisition.

7.    Reclassifications

     Certain reclassifications were made to the prior year’s financial statements to conform to the 2002 presentation.

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

     Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002 and, as a result, ceased amortizing approximately $21.3 million of goodwill in the three month period ended March 31, 2002. The Company had recorded approximately $3.0 million of amortization on these amounts during 2001 and would have recorded approximately $3.0 million of amortization during 2002. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an impairment review at least annually thereafter.

     The Company would not have recorded amortization expense of $776,000 had SFAS No. 142 been in effect in the first quarter of 2001. The following summarizes net income adjusted to exclude goodwill amortization expense, and the related tax effect, that is no longer subject to amortization (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2002	2001

Reported net income	$5,507	$4,272
Add back goodwill amortization, net of tax	—	489

Adjusted net income	$5,507	$4,761

Basic net income per share — as reported	$0.20	$0.16
Basic net income per share — adjusted	$0.20	$0.18

Diluted net income per share — as reported	$0.18	$0.14
Diluted net income per share — adjusted	$0.18	$0.16

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This new Statement also supercedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 will require expected future operating losses from discontinued operations to be reported as discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this Statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

     In November 2001, the Financial Accounting Standards Board issued a Staff Announcement Topic D-103 (“Topic D-103”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. During 2001, we classified reimbursed out-of-pocket expenses as a reduction of operating expenses. We adopted this guidance effective January 1, 2002. Our adoption of Topic D-103 will result in an increase in hardware and other revenue and an increase in cost of hardware and other revenue. Our results of operations for prior periods will be reclassified to conform to the new presentation. The total amount of expense reimbursement recorded to expense was $4.0 million, $5.5 million and $5.1 million for 1999, 2000 and 2001, respectively. Our adoption of Topic D-103 will not affect our net income or loss in any past or future periods.

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

     We recognize software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Under SOP 97-2, we recognize software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) shipment of the product has occurred; (3) the license fee is fixed or determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999, and we adopted the residual method for such arrangements at that time. For those contracts that contain significant future obligations, license revenue is recognized as the obligations are fulfilled.

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

Accounts Receivable

     We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in the aggregate accounted for 21% and 17% of total revenue for the quarters ended March 31, 2002 and 2001, respectively. No single customer accounted for more than 10% of revenue during the quarters ended March 31, 2002 and 2001.

     On January 22, 2002, a significant customer for fiscal year 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. At the time of the filing, the significant customer owed us approximately $5.2 million. We recorded an allowance of $4.3 million in the fourth quarter of 2001 to effectively defer the $2.3 million of software fees, $1.6 million of services and $0.4 million of hardware revenues arising in the fourth quarter of 2001 from the significant customer. Based on a number of factors, including the estimated proceeds from a sale of the accounts receivable outstanding from the customer as of January 22, 2002, we believe the $4.3 million allowance is sufficient as of March 31, 2002. We continue to perform services for the customer and, since the January 2002 bankruptcy filing, have received payment for such work in the ordinary course.

Valuation of Long-lived and Intangible Assets and Goodwill

     We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

     •     significant underperformance relative to expected historical or projected future operating results;

     •     significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     •     significant negative industry or economic trends;

     •     significant decline in our stock price for a sustained period; and

     •     our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

     In 2002, Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” became effective and, as a result, we have ceased amortizing approximately $21.3 million of goodwill. We had recorded approximately $3.0 million of amortization on these amounts during 2001 and would have recorded approximately $3.0 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter.

     We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that a material impairment charge will not be recorded at the time the review is completed.

Acquisition

     On October 24, 2000, we acquired substantially all of the assets of Intrepa, L.L.C. (“Intrepa”) for a purchase price of approximately $31.0 million. The purchase price consisted of a cash payment of $13.0 million, the issuance of approximately $10.0 million of our $.01 par value per share common stock (totaling 236,957 shares), and the issuance by us of a promissory note for $7.0 million. We also incurred approximately $900,000 of transaction costs related to the acquisition. The purchase price included the assumption of substantially all of the liabilities of Intrepa, including immediate payment by us of the remaining $2.0 million of principal and up to $15,000 of interest on a promissory note previously issued by Intrepa. The acquisition was accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price was allocated to net liabilities assumed of $2.6 million, acquired research and development of $2.4 million, acquired developed technology of $7.5 million, and goodwill and other intangible assets of $23.3 million. Acquired developed technology is being amortized over an estimated five-year useful life and other intangible assets are being amortized over a seven-year useful life. Upon the adoption of SFAS No. 142, we ceased amortizing approximately $18.7 million of the goodwill relating to the Intrepa acquisition. In connection with this acquisition, we realigned our resources, which resulted in severance-related expenses of $576,000 during the quarter ended December 31, 2000.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

  Revenue

     Our revenue consists of fees generated from the licensing of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment, which are considered non-strategic. Total revenue increased 13% to $42.1 million for the quarter ended March 31, 2002, from $37.3 million for the quarter ended March 31, 2001. Software fees, services and hardware and other revenue grew 20%, 12% and 7%, respectively, as compared to the first quarter of 2001. We believe our solutions offer a multi-faceted value proposition, including comprehensive product functionality for targeted industries, a compelling return-on-investment proposition and demonstrable operational efficiencies. We further believe these strengths have led to a growing market acceptance for our solutions and contributed to our revenue growth.

     However, in spite of the increase in software fees and services revenue over the comparable quarter of the prior year, we have experienced some effects from the deterioration of the United States’ and European economies in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of services engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that prolonged continuation of or further deterioration in the current macro-economic conditions and business climates within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our operations. There remains much uncertainty as to whether the macro-economic and business environmental conditions will further deteriorate or improve in the near future.

     Software Fees. Software fees increased to $9.4 million for the quarter ended March 31, 2002, from $7.8 million for the quarter ended March 31, 2001, an increase of $1.6 million or 20%. The increase in software fees is primarily due to an increase in sales of SlotInfo, WorkInfo and SmartInfo (collectively, “Optimize Suite”), PkMS Pronto and infolink, which collectively accounted for approximately 33% of software fees in the first quarter of 2002 compared to 17% of software fees in the first quarter of 2001. PkMS Pronto and one of the two versions of infolink, infolink-Source, were not commercially available for sale in the first quarter of 2001.

     Services. Services revenue increased to $26.4 million for the quarter ended March 31, 2002, from $23.5 million for the quarter ended March 31, 2001, an increase of $2.9 million or 12%. The increase in revenue from services is principally due to (i) increases in the number of engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. In recent quarters, we have experienced some pricing pressures with regard to our services, more so internationally than domestically. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures as we enter and gain market share in international markets. We continue to perform services for a 2001 significant customer that declared bankruptcy under Chapter 11 of the United States Bankruptcy Code on January 22, 2002. We believe the $5.2 million in accounts receivable from the customer at the time of its bankruptcy declaration, approximately $900,000 of which relates to services rendered in the first quarter of 2002, has been adequately provided for. Payments by the customer for services rendered since the bankruptcy filing have been made in the ordinary course.

     Hardware and other. Hardware and other revenue increased to $6.4 million for the quarter ended March 31, 2002, from $6.0 million for the quarter ended March 31, 2001, an increase of $0.4 million or 7%. Sales of hardware are non-strategic and largely dependent upon customer-specific desires. Sales of hardware increased slightly from approximately $4.8 million the first quarter of 2001 to approximately $5.1 million in the first quarter of 2002. As described in the Notes to Condensed Consolidated Financial Statements, reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended March 31, 2002 and 2001, reimbursements by customers for out-of-pocket expenses were approximately $1.3 million and $1.2 million, respectively.

  Costs and Expenses

     Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of research and development costs capitalized prior to the third quarter of 1999. Cost of software fees decreased by 19% to $392,000, or 4% of software fees, for the quarter ended March 31, 2002, from $485,000, or 6% of software fees, for the quarter ended March 31, 2001. The decrease in cost of software fees in the quarter ended March 31, 2002 is principally attributable to a decrease in royalties payable to third parties for software sold as part of our solutions.

     Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services revenue increased by 17% to $11.6 million, or 44% of services revenue, for the quarter ended March 31, 2002, from $9.9 million, or 42% of services revenue, for the quarter ended March 31, 2001. The increase in cost of services revenue is principally due to an approximately 10% increase in the number of services personnel. The increase in cost of services as a percent of services revenue in the first quarter of 2002 is attributable to additional costs associated with our growing international business, including the temporary use of U.S. and contracted personnel on international engagements and the costs to hire and train our growing international services organization.

     Cost of Hardware and Other. Cost of hardware and other revenue increased by 10% to $5.3 million, or 84% of hardware and other revenue, for the quarter ended March 31, 2002, from $4.8 million, or 81% of hardware revenue, for the quarter ended March 31, 2001. Cost of hardware and other revenue increased as a direct result of higher sales of hardware. Such hardware was acquired from our vendors at less favorable pricing than in the first quarter of 2001. Cost of hardware and other revenue includes out-of-pocket expenses to be reimbursed by customers of approximately $1.3 million and $1.2 million for the quarters ended March 31, 2002 and 2001, respectively.

     Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses decreased by 4% to $4.9 million, or 12% of total revenue, for the quarter ended March 31, 2002, from $5.0 million, or 14% of total revenue, for the quarter ended March 31, 2001. The decrease in research and development expenses is principally attributable to the use of less contract personnel during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001. Our principal research and development activities in the first quarter of 2002 focused on the enhancement of all existing product lines with additional functionality.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 8% to $5.8 million, or 14% of total revenue, for the quarter ended March 31, 2002, from $5.3 million, or 14% of total revenue, for the quarter ended March 31, 2001. The increase in sales and marketing expenses over the comparable quarter of the prior year is principally attributable to an increase in the number of sales and marketing personnel and the continued expansion of our sales and marketing programs for our x-SCE solutions.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 22% to $5.1 million, or 12% of total revenue, for the quarter ended March 31, 2002, from $4.2 million, or 11% of total revenue, for the quarter ended March 31, 2001. The increase in general and administrative expenses is principally attributable to increases in personnel, administrative and other costs to grow our business and improve our infrastructure. Infrastructure costs include depreciation and amortization expense of $1.5 million and $1.3 million for the quarters ended March 31, 2002 and 2001, respectively.

     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other intangible assets as part of the purchase accounting associated with three acquisitions: (i) the acquisition of Performance Analysis Corporation in February 1998; (ii) the acquisition of certain assets of Kurt Salmon Associates in October 1998; and (iii) the acquisition of Intrepa in October 2000. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and certain intangible assets, including those recorded in past business combinations and existing as of June 30, 2001, no longer be amortized to earnings, but instead be tested for impairment at least annually. As a result, amortization of acquisition-related intangibles decreased from $1.3 million for the quarter ended March 31, 2001, or 4% of total revenue, to $534,000 for the quarter ended March 31, 2002, or 1% of total revenue.

  Operating Income

     Operating income increased $2.4 million to $8.6 million, or 20% of total revenue, for the quarter ended March 31, 2002, from $6.2 million, or 17% of total revenue, for the quarter ended March 31, 2001. Excluding amortization of acquisition-related intangibles, operating income was $9.1 million, or 22% of total revenue, and $7.5 million, or 20% of total revenue, for the first quarters of 2002 and 2001, respectively. The increase in operating income is principally due to the 20% and 12% growth in higher margin software fees and services revenue, respectively, over the first quarter of 2001 combined with continued efficiencies across all areas of our business.

  Other Income, net

     Other income, net decreased from $550,000 for the quarter ended March 31, 2001 to $173,000 for the quarter ended March 31, 2002. Other income, net for the first quarter of 2002 includes a foreign exchange loss of approximately $125,000. Additionally, a continued decline in market interest rates has lowered our return on invested cash, cash equivalents and short-term investments. Our weighted-average interest rate on investment securities at March 31, 2002 approximated 1.9%, as compared to approximately 4.7% at March 31, 2001.

  Income Taxes

     The provision for income taxes was $3.2 million, or 37% of taxable income, for the quarter ended March 31, 2002, compared to $2.5 million, or 37% of taxable income, for the quarter ended March 31, 2001. The quarterly income tax rate reflects our estimated annual effective income tax rate and considers the source of estimated taxable income, effective state and international income tax rates and anticipated tax credits. The provision for income taxes for the quarters ending March 31, 2001 and 2002 does not include the $1.7 million and $3.9 million tax benefits realized from stock options exercised during the quarters, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

  Net Income Per Share

     Diluted net income per share for the quarters ended March 31, 2002 and 2001 was $0.18 and $0.14, respectively, on fully diluted shares outstanding of 31,132,000 and 30,674,000, respectively. Excluding tax-effected amortization of acquisition-related intangibles, diluted net income was $5.8 million, or 14% of total revenue and $0.19 per fully diluted share, for the quarter ended March 31, 2002. This compares to diluted net income of $5.1 million, excluding tax-effected amortization of acquisition-related intangibles, or 14% of total revenue and $0.17 per fully diluted share, for the quarter ended March 31, 2001.

  Liquidity and Capital Resources

     We have funded our operations primarily through cash generated from operations. As of March 31, 2002, we had approximately $113.9 million in cash, cash equivalents and short-term investments, as compared to approximately $104.2 million at December 31, 2001.

     Our operating activities provided cash of approximately $7.6 million for the three months ended March 31, 2002 and $5.0 million for the three months ended March 31, 2001. Cash from operating activities for the three months ended March 31, 2002 arose principally from increases in operating income, prepayments of customer support services and software enhancement subscriptions, a refund of income taxes paid and income tax benefits arising from exercises of stock options by employees.

     Our investing activities used cash of approximately $11.1 million for the three months ended March 31, 2002. Our principal use of cash was the purchase of short-term investments (investments with original maturities greater than 90 days). Additionally, we purchased approximately $1.3 million of capital equipment to support our business and infrastructure.

     Our financing activities provided cash of approximately $3.5 million for the three months ended March 31, 2002. The principal source of cash provided by financing activities was the proceeds from the issuance of common stock pursuant to the exercise of stock options by employees. In April 2002, we paid off the $5.25 million outstanding principal on the note payable to Intrepa plus accrued interest outstanding of $105,000.

     We believe that existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months.

  Forward-Looking Statements

     Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2001. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

     Total international revenue was approximately $7.2 million and $5.8 million for the three months ended March 31, 2002 and 2001, respectively, which represents approximately 17% and 16% of our total revenue, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

     To date, we have conducted our direct European operations principally out of an office in the United Kingdom, consisting of over 100 employees. Total revenue for European operations was approximately $6.2 million and $4.6 million for the three months ended March 31, 2002 and 2001, respectively, which represents approximately 15% and 12% of our total revenue, respectively.

     We recognized foreign exchange rate losses of approximately $125,000 and $80,000 during the three-month periods ended March 31, 2002 and 2001, respectively, classified in “Other income, net” on our Condensed Consolidated Statements of Income.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at March 31, 2002 was approximately 1.9%, as compared to 4.7% at March 31, 2001. The fair value of cash equivalents and short-term investments held at March 31, 2002 was $96.3 million.

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

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

On April 29, 2002, subsequent to quarter end, the Company filed a Current Report on Form 8-K providing disclosure on
Item 4 of that Form relating to the change in certifying accountants from Arthur Andersen LLP to Ernst & Young LLP.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date: May 15, 2002	/s/ Richard M. Haddrill Richard M. Haddrill Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 15, 2002	/s/ Thomas Williams Thomas Williams Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)