Form 10-Q
period 2002-06-30
MANHATTAN ASSOCIATES INC
filed 2002-08-14
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   No

The number of shares of the Issuer’s class of capital stock outstanding as of August 13, 2002, the latest practicable date, is as follows: 28,884,814 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2002

PART I
FINANCIAL INFORMATION

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2002	December 31, 2001

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$73,466	$84,029

Short-term investments	52,474	20,160

Accounts receivable, net of allowance for doubtful accounts of $9,417 and $8,533 at June 30, 2002 and December 31, 2001, respectively	31,201	26,660

Deferred income taxes	2,088	1,870

Refundable income taxes	—	1,624

Prepaid expenses and other current assets	3,991	4,215

Total current assets	163,220	138,558

Property and equipment, net	11,343	11,185

Deferred income taxes	3,428	3,322

Acquisition-related intangible assets, net	25,514	26,582

Other assets	785	1,056

Total assets	$204,290	$180,703

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$19,843	$18,997

Current portion of note payable	—	3,500

Current portion of capital lease obligations	185	163

Income taxes payable	1,006	389

Deferred revenue	16,161	14,285

Total current liabilities	37,195	37,334

Long-term portion of note payable	—	1,750

Long-term portion of capital lease obligations	349	432

Shareholders’ equity:

Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at June 30, 2002 and December 31, 2001	—	—

Common stock, $.01 par value; 100,000,000 shares authorized, 28,827,222 and 27,719,753 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	288	277

Additional paid-in capital	117,738	104,445

Retained earnings	48,368	36,612

Accumulated other comprehensive loss	424	(42)

Deferred compensation	(72)	(105)

Total shareholders’ equity	166,746	141,187

Total liabilities and shareholders’ equity	$204,290	$180,703

See accompanying Notes to Condensed Consolidated Financial Statements

Form 10-Q

Item 1.    Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:

Software fees	$10,239	$9,362	$19,612	$17,203

Services	28,152	23,890	54,557	47,387

Hardware and other	6,722	4,206	13,087	10,164

Total revenue	45,113	37,458	87,256	74,754

Costs and Expenses:

Cost of software fees	470	385	862	870

Cost of services	11,808	10,041	23,430	19,939

Cost of hardware and other	5,539	3,697	10,859	8,526

Research and development	5,387	4,706	10,244	9,744

Sales and marketing	6,994	5,513	12,750	10,826

General and administrative	5,307	4,657	10,401	8,849

Amortization of acquisition-related intangibles	534	1,310	1,068	2,620

Total costs and expenses	36,039	30,309	69,614	61,374

Operating income	9,074	7,149	17,642	13,380

Other income, net	1,014	478	1,187	1,028

Income before income taxes	10,088	7,627	18,829	14,408

Income tax provision	3,839	2,833	7,073	5,342

Net income	$6,249	$4,794	$11,756	$9,066

Basic net income per share	$0.22	$0.18	$0.41	$0.34

Diluted net income per share	$0.20	$0.16	$0.38	$0.30

Weighted average number of shares:

Basic	28,687	26,937	28,427	26,741

Diluted	30,753	30,748	30,617	30,699

See accompanying Notes to Condensed Consolidated Financial Statements

Form 10-Q

Item 1.     Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended
	June 30,

	2002	2001

Operating activities:

Net income	$11,756	$9,066

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,345	2,913

Amortization of acquisition-related intangibles	1,068	2,620

Stock compensation	33	43

Loss on disposal of equipment	11	—

Tax benefit of options exercised	7,645	3,910

Deferred income taxes	(324)	(29)

Changes in operating assets and liabilities:

Accounts receivable, net	(4,139)	673

Other assets	212	(371)

Accounts payable and accrued liabilities	608	(8,648)

Income taxes	2,227	4,808

Deferred revenue	1,748	2,510

Net cash provided by operating activities	24,190	17,495

Investing activities:

Purchase of property and equipment	(3,027)	(3,915)

Net sales (purchases) of short-term investments	(32,304)	8,815

Net cash provided by (used in) investing activities	(35,331)	4,900

Financing activities:

Repayment of note payable	(5,250)	—

Payment of capital lease obligations	(61)	(91)

Proceeds from issuance of common stock	5,660	3,657

Net cash provided by financing activities	349	3,566

Foreign currency impact on cash	229	(68)

Net change in cash and cash equivalents	(10,563)	25,893

Cash and cash equivalents at beginning of period	84,029	51,032

Cash and cash equivalents at end of period	$73,466	$76,925

Supplemental cash flow disclosures:

Net cash received for income taxes	$2,662	$3,344

Cash paid for interest	$232	$416

See accompanying Notes to Condensed Consolidated Financial Statements

Form 10-Q

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2002
(unaudited)

1.	Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, these condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the financial position at June 30, 2002, the results of operations for the three and six month periods ended June 30, 2002 and 2001 and changes in cash flows for the six month periods ended June 30, 2002 and 2001. The results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001.

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

         The Company’s services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to the Company’s software products. Professional services are typically contracted for under separate service agreements. Fees from professional services performed by the Company are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under fixed-fee

Form 10-Q

based contracts, but principally in instances when the scope of the project is reasonably quantifiable in the Company’s judgment. Revenue related to fixed-fee based contracts is recognized on a percent complete basis based on the hours incurred. Revenue related to customer support services and software enhancement subscriptions are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.

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

         The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Net income	$6,249	$4,794	$11,756	$9,066

Other comprehensive income (loss):

Unrealized gain (loss) on investments, net of taxes	46	(2)	6	(4)

Foreign currency gain (loss), net of taxes	354	6	285	(121)

Total other comprehensive income (loss), net of taxes	400	4	291	(125)

Comprehensive net income	$6,649	$4,798	$12,047	$8,941

Form 10-Q

5.	Net Income Per Share

         Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”). Diluted net income per share is computed using net income divided by Weighted Shares plus common equivalent shares (“CESs”) outstanding calculated using the Treasury Stock method.

         The following is a reconciliation of the shares used in the computation of net income per share:

	Three Months Ended		Three Months Ended
	June 30, 2002		June 30, 2001

	Basic	Diluted	Basic	Diluted

	(in thousands)		(in thousands)
Weighted Shares	28,687	28,687	26,937	26,937

Effect of CESs	—	2,066	—	3,811

	28,687	30,753	26,937	30,748

	Six Months Ended		Six Months Ended
	June 30, 2002		June 30, 2001

	Basic	Diluted	Basic	Diluted

	(in thousands)		(in thousands)
Weighted Shares	28,427	28,427	26,741	26,741

Effect of CESs	—	2,190	—	3,958

	28,427	30,617	26,741	30,699

6.	Foreign Operations

         Total international revenue was approximately $14.6 million and $11.9 million for the six months ended June 30, 2002 and 2001, respectively, which represents approximately 17% and 16% of total revenue, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

         To date, the Company has conducted direct European operations principally out of an office in the United Kingdom, consisting of over 100 employees. Total revenue for European operations was approximately $12.5 million and $10.0 million for the six months ended June 30, 2002 and 2001, respectively, which represents approximately 14% of total revenue for each period. Total net income for European operations was approximately $0.4 million and $2.5 million for the six months ended June 30, 2002 and 2001, respectively. Total assets for European operations were approximately $9.5 million and $7.7 million as of June 30, 2002 and December 31, 2001, respectively.

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

Form 10-Q

         Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002, and as a result, ceased amortizing approximately $21.3 million of goodwill related to previous acquisitions, principally from the acquisition of Intrepa, L.L.C. (“Intrepa”) in October of 2000. The Company had recorded approximately $3.0 million of amortization on these amounts during 2001 and would have recorded approximately $3.0 million of amortization during 2002. In lieu of amortization, the Company will perform impairment reviews of goodwill in 2002 and at least annually thereafter.

         The Company would not have recorded amortization expense of $1,552,000 during the six months ended June 30, 2001 had SFAS No. 142 been in effect in 2001. The following adjusts net income to exclude goodwill amortization expense, and the related tax effect, as if SFAS No. 142 had been in effect in 2001 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Reported net income	$6,249	$4,794	$11,756	$9,066

Add back goodwill amortization, net of tax	—	489	—	978

Adjusted net income	$6,249	$5,283	$11,756	$10,044

Basic net income per share – as reported	$0.22	$0.18	$0.41	$0.34

Basic net income per share – adjusted	$0.22	$0.20	$0.41	$0.38

Diluted net income per share – as reported	$0.20	$0.16	$0.38	$0.30

Diluted net income per share – adjusted	$0.20	$0.17	$0.38	$0.33

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This new Statement also supercedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 will require expected future operating losses from discontinued operations to be reported as discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this Statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material effect on the Company’s consolidated financial statements.

         In November 2001, the Financial Accounting Standards Board issued a Staff Announcement Topic D-103 (“Topic D-103”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. During 2001, we classified reimbursed out-of-pocket expenses as a reduction of operating expenses. We adopted this guidance effective January 1, 2002. Our adoption of Topic D-103 will result in an increase in hardware and other revenue and an increase in cost of hardware and other revenue. Our results of operations for prior periods have been reclassified to conform to the new presentation. The total amount of expense reimbursement recorded to expense was $4.0 million, $5.5 million and $5.1 million for 1999, 2000 and 2001, respectively. Our adoption of Topic D-103 will not affect our net income or loss in any past or future periods.

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

Critical Accounting Policies and Estimates

         The consolidated financial statements include accounts of the Company and all wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenues and Revenue Recognition

         Our revenues consist of fees from the licensing of software; fees from consulting, implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment.

Form 10-Q

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

Accounts Receivable

         We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in the aggregate accounted for 22% and 14% of total revenue for the six months ended June 30, 2002 and 2001, respectively. No single customer accounted for more than 10% of total revenue during the six months ended June 30, 2002 and 2001.

         On January 22, 2002, a significant customer for fiscal year 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. At the time of the filing, the significant customer owed us approximately $5.2 million. We recorded an allowance of $4.3 million in the fourth quarter of 2001 to effectively defer the $2.3 million of software fees, $1.6 million of services and $0.4 million of hardware revenues arising in the fourth quarter of 2001 from the significant customer. Based on a number of considerations, we believe the $4.3 million allowance is sufficient as of June 30, 2002. We have performed services for the customer subsequent to the January 2002 bankruptcy filing, for which we have received payment for such work in the ordinary course.

Form 10-Q

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

         In 2002, Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” became effective and, as a result, we have ceased amortizing approximately $21.3 million of goodwill. We had recorded approximately $3.0 million of amortization on these amounts during 2001 and would have recorded approximately $3.0 million of amortization during 2002. In lieu of amortization, we will perform impairment reviews of goodwill in 2002 and at least annually thereafter.

         We currently do not expect to record an impairment charge as part of our impairment reviews. However, there can be no assurance that a material impairment charge will not be recorded at the time the review is completed or in the future if business conditions relative to the assets acquired change adversely.

Acquisition

         On October 24, 2000, we acquired substantially all of the assets of Intrepa for a purchase price of approximately $31.0 million. The purchase price consisted of a cash payment of $13.0 million, the issuance of approximately $10.0 million of our $0.01 par value per share common stock (totaling 236,957 shares), and the issuance by us of a promissory note for $7.0 million. We also incurred approximately $900,000 of transaction costs related to the acquisition. The purchase price included the assumption of substantially all of the liabilities of Intrepa, including immediate payment by us of the remaining $2.0 million of principal and up to $15,000 of interest on a promissory note previously issued by Intrepa. The acquisition was accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price was allocated to net liabilities assumed of $2.6 million, acquired research and development of $2.4 million, acquired developed technology of $7.5 million, and goodwill and other intangible assets of $23.3 million. Acquired developed technology is being amortized over an estimated five-year useful life and other intangible assets are being amortized over a seven-year useful life. Upon the adoption of SFAS No. 142, we ceased amortizing approximately $19.9 million of goodwill and other intangibles relating to the Intrepa acquisition. In connection with this acquisition, we realigned our resources, which resulted in severance-related expenses of $576,000 during the quarter ended December 31, 2000.

Form 10-Q

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenue

         Our revenue consists of fees generated from the licensing of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment. Total revenue increased 20% to $45.1 million for the quarter ended June 30, 2002, from $37.5 million for the quarter ended June 30, 2001. Software fees, services and hardware and other revenue grew 9%, 18% and 60%, respectively, as compared to the second quarter of 2001. We believe our solutions offer a multi-faceted value proposition, including comprehensive product functionality, a compelling and quantifiable return-on-investment proposition and demonstrable operational efficiencies. We further believe these strengths have led to a growing market acceptance for our solutions and contributed to our revenue growth.

         However, in spite of the increase in software fees and services revenue over the comparable quarter of the prior year, we have experienced some effects from the deterioration of the United States’ and European economies in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that prolonged continuation of or further deterioration in the current macro-economic conditions and business climates within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our operations. There remains much uncertainty as to whether the macro-economic and business environmental conditions will further deteriorate or improve in the near future, making forecasting difficult.

         Software Fees. Software fees increased to $10.2 million for the quarter ended June 30, 2002, from $9.4 million for the quarter ended June 30, 2001, an increase of $0.9 million or 9%. The increase in software fees is primarily due to an increase in sales of SlotInfo, WorkInfo and SmartInfo (collectively, “Optimize Suite”), PkMS Pronto and infolink, which collectively accounted for approximately 24% of software fees in the second quarter of 2002 compared to 20% of software fees in the second quarter of 2001. We believe that the breadth of our product suite has enabled a more strategic sales approach, leading to an increase in larger sales opportunities and a potentially greater risk in forecasting sales.

         Services. Services revenue increased to $28.2 million for the quarter ended June 30, 2002, from $23.9 million for the quarter ended June 30, 2001, an increase of $4.3 million or 18%. The increase in revenue from services is principally due to (i) increases in the number of engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base; and (iii) greater average billing rates as a result of an increase in the percentage of billed time by more experienced services personnel. In recent quarters, we have experienced some pricing pressures with regard to our services, more so internationally than domestically. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures as we enter and gain market share in international markets.

         Hardware and other. Hardware and other revenue increased to $6.7 million for the quarter ended June 30, 2002, from $4.2 million for the quarter ended June 30, 2001, an increase of $2.5 million or 60%. Sales of hardware are non-strategic and largely dependent upon customer-specific desires. Sales of hardware increased $2.5 million from approximately $2.9 million in the second quarter of 2001 to approximately $5.4 million in the second quarter of 2002. As described in the Notes to Condensed

Form 10-Q

Consolidated Financial Statements, reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended June 30, 2002 and 2001, reimbursements by customers for out-of-pocket expenses were approximately $1.3 million for each period.

Costs and Expenses

         Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of research and development costs capitalized prior to the third quarter of 1999. Cost of software fees increased by 22% to $470,000, or 5% of software fees, for the quarter ended June 30, 2002, from $385,000, or 4% of software fees, for the quarter ended June 30, 2001. The increase in cost of software fees in the quarter ended June 30, 2002 is principally attributable to an increase in royalties payable to third parties for software sold as part of our solutions.

         Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services revenue increased by 18% to $11.8 million, or 42% of services revenue, for the quarter ended June 30, 2002, from $10.0 million, or 42% of services revenue, for the quarter ended June 30, 2001. The increase in cost of services revenue is principally due to an increase of approximately 16% in the number of services personnel. Additionally, annual compensation evaluations were completed and the related compensation increases were provided to eligible employees effective May 1, 2002.

         Cost of Hardware and Other. Cost of hardware and other revenue increased by 50% to $5.5 million, or 82% of hardware and other revenue, for the quarter ended June 30, 2002, from $3.7 million, or 88% of hardware revenue, for the quarter ended June 30, 2001. Cost of hardware and other revenue increased as a direct result of higher sales of hardware. The decrease in cost of hardware and other as a percentage of hardware and other revenue is principally due to an increase in the percentage of hardware products sold with relatively higher gross margins during the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001. Cost of hardware and other revenue includes out-of-pocket expenses to be reimbursed by customers of approximately $1.3 million for each of the quarters ended June 30, 2002 and 2001.

         Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses increased by 14% to $5.4 million, or 12% of total revenue, for the quarter ended June 30, 2002, from $4.7 million, or 13% of total revenue, for the quarter ended June 30, 2001. The increase in research and development expenses for the second quarter of 2002 as compared to the second quarter of 2001 is principally attributable to annual compensation increases which were provided to eligible employees on May 1, 2002 increased use of third party contractors and the initial start up costs of an offshore development center in India. Our principal research and development activities in the first quarter of 2002 focused on the enhancement of all existing product lines with additional functionality.

         Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 27% to $7.0 million, or 16% of total revenue, for the quarter ended June 30, 2002, from $5.5 million, or 15% of total revenue, for the quarter ended June 30, 2001. The increase in sales and marketing expenses over the comparable quarter of the prior year is principally attributable to an increase in the number of sales and marketing personnel, accelerated sales commission compensation for certain over-quota sales representatives, and the continued expansion of our sales and marketing programs, both domestically and internationally, for our x-SCE solutions.

         General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well

Form 10-Q

as depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 14% to $5.3 million, or 12% of total revenue, for the quarter ended June 30, 2002, from $4.7 million, or 12% of total revenue, for the quarter ended June 30, 2001. The increase in general and administrative expenses is principally attributable to increased administrative and other costs to grow our business and improve our infrastructure. Infrastructure costs include depreciation and amortization expense of $1.5 million and $1.4 million for the quarters ended June 30, 2002 and 2001, respectively.

         Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other intangible assets as part of the purchase accounting associated with three acquisitions: (i) the acquisition of Performance Analysis Corporation in February 1998; (ii) the acquisition of certain assets of Kurt Salmon Associates in October 1998; and (iii) the acquisition of Intrepa in October 2000. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain intangible assets, including those recorded in past business combinations and existing as of June 30, 2001, no longer be amortized to earnings, but instead be tested for impairment at least annually. As a result, amortization of acquisition-related intangibles decreased from $1.3 million for the quarter ended June 30, 2001, or 3% of total revenue, to $534,000 for the quarter ended June 30, 2002, or 1% of total revenue.

Operating Income

         Operating income increased $1.9 million to $9.1 million, or 20% of total revenue, for the quarter ended June 30, 2002, from $7.1 million, or 19% of total revenue, for the quarter ended June 30, 2001. Excluding amortization of acquisition-related intangibles, operating income was $9.6 million, or 21% of total revenue, and $8.5 million, or 23% of total revenue, for the second quarters of 2002 and 2001, respectively. The increase in operating income is principally due to the 9% and 18% growth in higher margin software fees and services revenue, respectively, over the second quarter of 2001 combined with continued efficiencies across all areas of our business. The 60% growth in lower margin hardware and other revenue and an increase in sales and marketing expenses served to reduce operating income as a percentage of total revenue.

Other Income, net

         Other income, net increased from $478,000 for the quarter ended June 30, 2001 to $1.0 million for the quarter ended June 30, 2002. Other income, net for the second quarter of 2002 includes a foreign exchange gain of approximately $436,000. In addition, we prepaid in full $5.3 million outstanding under a note payable in April 2002, which resulted in reduced interest expense during the second quarter of 2002 as compared to the second quarter of 2001. Partially offsetting these items, lower market interest rates have reduced our return on invested cash, cash equivalents and short-term investments. Our weighted-average interest rate on investment securities at June 30, 2002 approximated 1.8%, as compared to approximately 3.7% at June 30, 2001.

Income Taxes

         The provision for income taxes was $3.8 million, or 38% of taxable income, for the quarter ended June 30, 2002, compared to $2.8 million, or 37% of taxable income, for the quarter ended June 30, 2001. The quarterly income tax rate in the second quarter of 2002 was increased from 37% in the first quarter of 2002 to bring our year to date income tax rate to 37.5%. This reflects our estimated annual effective income tax rate for 2002 and considers the source of estimated taxable income, effective state and international income tax rates and anticipated tax credits. The increase to 37.5% from 37% in 2001 is principally due to more anticipated income from domestic sources in 2002. The provision for income taxes for the quarters

Form 10-Q

ending June 30, 2001 and 2002 does not include the $2.2 million and $3.7 million tax benefits realized from stock options exercised during the quarters, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

Net Income Per Share

         Diluted net income per share for the quarters ended June 30, 2002 and 2001 was $0.20 and $0.16, respectively, on fully diluted shares outstanding of 30,753,000 and 30,748,000, respectively. Excluding tax-effected amortization of acquisition-related intangibles, diluted net income was $6.6 million, or 15% of total revenue and $0.21 per fully diluted share, for the quarter ended June 30, 2002. This compares to diluted net income of $5.6 million, excluding tax-effected amortization of acquisition-related intangibles, or 15% of total revenue and $0.18 per fully diluted share, for the quarter ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenue

         Our revenue consists of fees generated from the licensing of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment. Total revenue increased 17% to $87.3 million for the six months ended June 30, 2002, from $74.8 million for the six months ended June 30, 2001. Software fees, services and hardware and other revenue grew 14%, 15% and 29%, respectively, as compared to the first six months of 2001. We believe our solutions offer a multi-faceted value proposition, including comprehensive product functionality, a compelling and quantifiable return-on-investment proposition and demonstrable operational efficiencies. We further believe these strengths have led to a growing market acceptance for our solutions and contributed to our revenue growth.

         However, in spite of the increase in software fees and services revenue over the comparable six months of the prior year, we have experienced some effects from the deterioration of the United States’ and European economies in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that prolonged continuation of or further deterioration in the current macro-economic conditions and business climates within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our operations. There remains much uncertainty as to whether the macro-economic and business environmental conditions will further deteriorate or improve in the near future, making forecasting difficult.

         Software Fees. Software fees increased to $19.6 million for the six months ended June 30, 2002, from $17.2 million for the six months ended June 30, 2001, an increase of $2.4 million or 14%. The increase in software fees is primarily due to an increase in sales of our Optimize Suite, PkMS Pronto and infolink, which collectively accounted for approximately 29% of software fees in the first six months of 2002 compared to 19% of software fees in the first six months of 2001. One of the two versions of infolink, infolink-Source, was not commercially available for sale in the first six months of 2001. We believe that the breadth of our product suite has enabled a more strategic sales approach, leading to an increase in larger sales opportunities and a potentially greater risk in forecasting sales.

         Services. Services revenue increased to $54.6 million for the six months ended June 30, 2002, from $47.4 million for the six months ended June 30, 2001, an increase of $7.2 million or 15%. The increase in revenue from services is principally due to (i) increases in the number of engagements to implement the

Form 10-Q

increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. In the six months ended June 30, 2002, we experienced some pricing pressures with regard to our services, more so internationally than domestically. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures as we enter and gain market share in international markets.

         Hardware and other. Hardware and other revenue increased to $13.1 million for the six months ended June 30, 2002, from $10.2 million for the six months ended June 30, 2001, an increase of $2.9 million or 29%. Sales of hardware are non-strategic and largely dependent upon customer-specific desires. Sales of hardware increased $2.9 million from approximately $7.6 million the first six months of 2001 to approximately $10.5 million in the first six months of 2002. As described in the Notes to Condensed Consolidated Financial Statements, reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the six months ended June 30, 2002 and 2001, reimbursements by customers for out-of-pocket expenses were approximately $2.6 million for each period.

Costs and Expenses

         Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of research and development costs capitalized prior to the third quarter of 1999. Cost of software fees decreased by 1% to $862,000, or 4% of software fees, for the six months ended June 30, 2002, from $870,000, or 5% of software fees, for the six months ended June 30, 2001.

         Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services revenue increased by 18% to $23.4 million, or 43% of services revenue, for the six months ended June 30, 2002, from $19.9 million, or 42% of services revenue, for the six months ended June 30, 2001. The increase in cost of services revenue is principally due to an increase of approximately 16% in the number of services personnel. The moderate increase in cost of services as a percent of services revenue in the first six months of 2002 is attributable to additional costs associated with our growing international business.

         Cost of Hardware and Other. Cost of hardware and other revenue increased by 27% to $10.9 million, or 83% of hardware and other revenue, for the six months ended June 30, 2002, from $8.5 million, or 84% of hardware and other revenue, for the six months ended June 30, 2001. Cost of hardware and other revenue increased as a direct result of higher sales of hardware. Such hardware was acquired from our vendors at more favorable pricing than in the first six months of 2001. Cost of hardware and other revenue includes out-of-pocket expenses to be reimbursed by customers of approximately $2.6 million for each of the six month periods ended June 30, 2002 and 2001.

         Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses increased by 5% to $10.2 million, or 12% of total revenue, for the six months ended June 30, 2002, from $9.7 million, or 13% of total revenue, for the six months ended June 30, 2001. The increase in research and development expenses is principally attributable to annual compensation increases and the initial start up costs associated with our offshore development center in India. Our principal research and development activities in the first six months of 2002 focused on the enhancement of all existing product lines with additional functionality.

Form 10-Q

         Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 18% to $12.8 million, or 15% of total revenue, for the six months ended June 30, 2002, from $10.8 million, or 14% of total revenue, for the six months ended June 30, 2001. The increase in sales and marketing expenses over the comparable six months of the prior year is principally attributable to an increase in the number of sales and marketing personnel, accelerated sales commission compensation in the second quarter of 2002 for certain over-quota sales representatives, and the continued expansion of our sales and marketing programs, both domestically and internationally, for our x-SCE solutions.

         General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 18% to $10.4 million, or 12% of total revenue, for the six months ended June 30, 2002, from $8.8 million, or 12% of total revenue, for the six months ended June 30, 2001. The increase in general and administrative expenses is principally attributable to increases in administrative and other costs to grow our business and improve our infrastructure. Infrastructure costs include depreciation and amortization expense of $3.1 million and $2.7 million for the six months ended June 30, 2002 and 2001, respectively.

         Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other intangible assets as part of the purchase accounting associated with three acquisitions: (i) the acquisition of Performance Analysis Corporation in February 1998; (ii) the acquisition of certain assets of Kurt Salmon Associates in October 1998; and (iii) the acquisition of Intrepa in October 2000. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain intangible assets, including those recorded in past business combinations and existing as of June 30, 2001, no longer be amortized to earnings, but instead be tested for impairment at least annually. As a result, amortization of acquisition-related intangibles decreased from $2.6 million for the six months ended June 30, 2001, or 4% of total revenue, to $1.1 million for the six months ended June 30, 2002, or 1% of total revenue.

Operating Income

         Operating income increased $4.3 million to $17.6 million, or 20% of total revenue, for the six months ended June 30, 2002, from $13.4 million, or 18% of total revenue, for the six months ended June 30, 2001. Excluding amortization of acquisition-related intangibles, operating income was $18.7 million, or 21% of total revenue, and $16.0 million, or 21% of total revenue, for the six months of 2002 and 2001, respectively. The increase in operating income is principally due to the 14% and 15% growth in higher margin software fees and services revenue, respectively, over the first six months of 2001 combined with continued efficiencies across all areas of our business.

Other Income, net

         Other income, net increased from $1.0 million for the six months ended June 30, 2001 to $1.2 million for the six months ended June 30, 2002. Other income, net for the first six months of 2002 includes a foreign exchange gain of approximately $312,000. Additionally, lower market interest rates have reduced our return on invested cash, cash equivalents and short-term investments. Our weighted-average interest rate on investment securities at June 30, 2002 approximated 1.8%, as compared to approximately 3.7% at June 30, 2001.

Form 10-Q

Income Taxes

         The provision for income taxes was $7.1 million, or 37.6% of taxable income, for the six months ended June 30, 2002, compared to $5.3 million, or 37.1% of taxable income, for the six months ended June 30, 2001. The year to date income tax rate reflects our estimated annual effective income tax rate and considers the source of estimated taxable income, effective state and international income tax rates and anticipated tax credits. The provision for income taxes for the six months ending June 30, 2002 and 2001 does not include the $7.6 million and $3.9 million tax benefits realized from stock options exercised during the six months, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

Net Income Per Share

         Diluted net income per share for the six months ended June 30, 2002 and 2001 was $0.38 and $0.30, respectively, on fully diluted shares outstanding of 30,617,000 and 30,699,000, respectively. Excluding tax-effected amortization of acquisition-related intangibles, diluted net income was $12.4 million, or 14% of total revenue and $0.41 per fully diluted share, for the six months ended June 30, 2002. This compares to diluted net income of $10.7 million, excluding tax-effected amortization of acquisition-related intangibles, or 14% of total revenue and $0.35 per fully diluted share, for the six months ended June 30, 2001.

Liquidity and Capital Resources

         We have funded our operations primarily through cash generated from operations. As of June 30, 2002, we had approximately $125.9 million in cash, cash equivalents and short-term investments, as compared to approximately $104.2 million at December 31, 2001.

         Our operating activities provided cash of approximately $24.2 million for the six months ended June 30, 2002 and $17.5 million for the six months ended June 30, 2001. Cash from operating activities for the six months ended June 30, 2002 arose principally from increases in operating income, prepayments of customer support services and software enhancement subscriptions, a refund of income taxes paid and income tax benefits arising from exercises of stock options by employees. Our balance sheets as of June 30, 2002 and December 31, 2001 reflect $5.2 million and $4.3 million, respectively, of outstanding pre-petition accounts receivable from a bankrupt significant customer for 2001. An allowance for $4.3 million, which we believe is adequate, offsets these accounts receivable as of both dates. Days sales outstanding increased from 58 days at December 31, 2001 to 63 days at June 30, 2002. The aforementioned allowance from a bankrupt customer served to reduce days sales outstanding by approximately four days as of December 31, 2001.

         Our investing activities used cash of approximately $35.3 million for the six months ended June 30, 2002. Our principal use of cash was the purchase of short-term investments (investments with original maturities greater than 90 days). Additionally, we purchased approximately $3.0 million of capital equipment to support our business and infrastructure.

         Our financing activities provided cash of approximately $0.3 million for the six months ended June 30, 2002. The principal source of cash provided by financing activities was the proceeds from the issuance of common stock pursuant to the exercise of stock options by employees. In April 2002, we prepaid in full $5.3 million outstanding under a note payable from the acquisition of Intrepa in October 2000.

         We believe that existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs at least for the next 12 months.

Form 10-Q

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

         Total international revenue was approximately $14.6 million and $11.9 million for the six months ended June 30, 2002 and 2001, respectively, which represents approximately 17% and 16% of our total revenue, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

         To date, we have conducted our direct European operations principally out of an office in the United Kingdom, consisting of over 100 employees. Total revenue for European operations was approximately $12.5 million and $10.0 million for the six months ended June 30, 2002 and 2001, respectively, which represents approximately 14% of our total revenue for each period.

         We recognized foreign exchange rate gains of approximately $312,000 during the six months ending June 30, 2002 and a foreign exchange rate loss of $93,000 during the six months ending June 30, 2001. The foreign exchange gain in 2002 is principally attributable to the settlement of intercompany balances with foreign subsidiaries when the US dollar has weakened. Foreign exchange rate gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income.

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

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at June 30, 2002 was approximately 1.8%, as compared to 3.7% at June 30, 2001. The fair value of cash equivalents and short-term investments held at June 30, 2002 was $119.5 million.

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

Item 4. Submission of Matters to a Vote of Security Holders.

         (a)  The Annual Meeting of Shareholders (the “Annual Meeting”) of the Company was held on May 17, 2002. There were present at the Annual Meeting, in person or by proxy, holders of 22,107,778 shares (or 86.67%) of the common stock entitled to vote.

         (b)  The following directors were elected to hold office for a term expiring at the 2005 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld

Alan J. Dabbiere	21,867,567	240,211

Brian J. Cassidy	21,867,223	240,555

                  The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

         (c)  The proposal to increase the number of shares available for issuance under the Manhattan Associates, Inc. Stock Incentive Plan from 11,017,358 shares to 12,017,358 shares, an increase of 1,000,000 shares, was approved with 13,137,840 affirmative votes cast, 8,960,200 negative votes cast and 9,738 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to approve the amendment.

Form 10-Q

Item 5. Other Information.

         No events occurred during the quarter covered by the report that would require a response to this item.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

The Company is filing no exhibits with this Report.

         (b)  Reports to be filed on Form 8-K.

On April 29, 2002, the Company filed a Current Report on Form 8-K providing disclosure on Item 4 of that Form relating to the change in certifying Accountants from Arthur Andersen LLP to Ernst & Young LLP.

Form 10-Q

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC

Date: August 14, 2002	/s/ Richard M. Haddrill

Richard M. Haddrill Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 14, 2002	/s/ Thomas W. Williams, Jr.

Thomas W. Williams, Jr. Senior Vice President, Chief Financial Officer and Treasurer Financial and Accounting Officer)

Form 10-Q