Form 10-Q
period 2002-09-30
MANHATTAN ASSOCIATES INC
filed 2002-11-14
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

The number of shares of the Issuer’s class of capital stock outstanding as of November 11, 2002, the latest practicable date, is as follows:
28,849,585 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2002

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Changes in Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$87,555	$84,029

Short-term investments	42,441	20,160

Accounts receivable, net of allowance for doubtful accounts of $8,983 and $8,533 at September 30, 2002 and December 31, 2001, respectively	31,094	26,660

Deferred income taxes	2,071	1,870

Refundable income taxes	—	1,624

Prepaid expenses and other current assets	3,942	4,215

Total current assets	167,103	138,558

Property and equipment, net	11,271	11,185

Deferred income taxes	3,440	3,322

Acquisition-related intangible assets, net	25,198	26,582

Other assets	706	1,056

Total assets	$207,718	$180,703

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$18,609	$18,997

Current portion of note payable	—	3,500

Current portion of capital lease obligations	164	163

Income taxes payable	744	389

Deferred revenue	15,246	14,285

Total current liabilities	34,763	37,334

Long-term portion of note payable	—	1,750

Long-term portion of capital lease obligations	295	432

Shareholders’ equity:

Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at September 30, 2002 and December 31, 2001	—	—

Common stock, $.01 par value; 100,000,000 shares authorized, 28,699,964 and 27,719,753 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	287	277

Additional paid-in capital	117,720	104,445

Retained earnings	54,340	36,612

Accumulated other comprehensive income (loss)	370	(42)

Deferred compensation	(57)	(105)

Total shareholders’ equity	172,660	141,187

Total liabilities and shareholders’ equity	$207,718	$180,703

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:

Software fees	$10,038	$9,206	$29,650	$26,409

Services	28,407	24,694	82,964	72,081

Hardware and other	4,418	5,782	17,505	15,946

Total revenue	42,863	39,682	130,119	114,436

Costs and Expenses:

Cost of software fees	507	401	1,369	1,271

Cost of services	11,737	10,994	35,167	30,933

Cost of hardware and other	3,694	4,990	14,553	13,516

Research and development	5,471	4,739	15,715	14,483

Sales and marketing	6,899	5,779	19,649	16,605

General and administrative	5,149	4,824	15,550	13,673

Amortization of acquisition-related intangibles	534	1,310	1,602	3,930

Total costs and expenses	33,991	33,037	103,605	94,411

Operating income	8,872	6,645	26,514	20,025

Other income, net	679	649	1,866	1,677

Income before income taxes	9,551	7,294	28,380	21,702

Income tax provision	3,579	2,698	10,652	8,040

Net income	$5,972	$4,596	$17,728	$13,662

Basic net income per share	$0.21	$0.17	$0.62	$0.51

Diluted net income per share	$0.20	$0.15	$0.58	$0.45

Weighted average number of shares:

Basic	28,875	27,278	28,578	26,922

Diluted	30,301	30,605	30,483	30,678

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities:

Net income	$17,728	$13,662

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,021	4,490

Amortization of acquisition-related intangibles	1,602	3,930

Stock compensation	48	68

Loss on disposal of equipment	11	—

Tax benefit of options exercised	11,120	6,423

Deferred income taxes	(319)	(240)

Changes in operating assets and liabilities:

Accounts receivable, net	(3,896)	115

Other assets	41	(694)

Accounts payable and accrued liabilities	(636)	(6,184)

Income taxes	1,967	5,506

Deferred revenue	810	713

Net cash provided by operating activities	33,497	27,789

Investing activities:

Purchase of property and equipment	(4,540)	(5,070)

Net sales (purchases) of short-term investments	(22,295)	9,978

Net cash provided by (used in) investing activities	(26,835)	4,908

Financing activities:

Repayment of note payable	(5,250)	—

Payment of capital lease obligations	(136)	(139)

Purchase of Manhattan common stock	(4,110)	(885)

Proceeds from issuance of common stock	6,276	4,629

Net cash provided by (used in) financing activities	(3,220)	3,605

Foreign currency impact on cash	84	113

Net change in cash and cash equivalents	3,526	36,415

Cash and cash equivalents at beginning of period	84,029	51,032

Cash and cash equivalents at end of period	$87,555	$87,447

Supplemental cash flow disclosures:

Net cash received for income taxes	$2,641	$3,675

Cash paid for interest	$241	$570

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(unaudited)

1.	Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, these condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the financial position at September 30, 2002, the results of operations for the three and nine month periods ended September 30, 2002 and 2001 and changes in cash flows for the nine month periods ended September 30, 2002 and 2001. The results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001.

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

        The Company recognizes software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Under SOP 97-2, as amended, the Company recognizes software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant future obligations, license revenue is recognized as the obligations are fulfilled.

        The Company’s services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to the Company’s software products. Professional services are typically contracted for under separate service agreements. Fees from professional services performed by the Company are generally billed on an hourly basis, and revenue is

Form 10-Q

recognized as the services are performed. Professional services are sometimes rendered under fixed-fee based contracts, but principally in instances when the scope of the project is reasonably quantifiable in the Company’s judgment. Revenue related to fixed-fee based contracts is recognized on a percent complete basis based on the hours incurred. Revenue related to customer support services and software enhancement subscriptions are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months. The Company records a provision for estimated sales allowances on services revenue in the same period the related revenues are recorded.

        Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company’s software solutions. As part of a complete extended supply chain execution (“x-SCE”) solution, the Company’s customers frequently purchase hardware from the Company in conjunction with the licensing of software. These products include computer hardware, radio frequency terminal networks, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment to the customer. The Company generally purchases hardware from its vendors only after receiving an order from a customer. As a result, the Company does not maintain significant hardware inventory.

4.	Comprehensive Net Income

        Comprehensive net income includes foreign currency translation gains and losses and unrealized gains and losses on investments that have been previously excluded from net income and reflected in shareholders’ equity.

        The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Net income	$5,972	$4,596	$17,728	$13,662

Other comprehensive income (loss):

Unrealized gain (loss) on investments, net of taxes	(15)	44	(9)	40

Foreign currency gain (loss), net of taxes	(19)	161	266	40

Total other comprehensive income (loss), net of taxes	(34)	205	257	80

Comprehensive net income	$5,938	$4,801	$17,985	$13,742

Form 10-Q

5.	Net Income Per Share

        Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”). Diluted net income per share is computed using net income divided by Weighted Shares plus common equivalent shares (“CESs”) outstanding calculated using the Treasury Stock method.

        The following is a reconciliation of the shares used in the computation of net income per share:

	Three Months Ended		Three Months Ended
	September 30, 2002		September 30, 2001

	Basic	Diluted	Basic	Diluted

	(in thousands)		(in thousands)
Weighted Shares	28,875	28,875	27,278	27,278

Effect of CESs	—	1,426	—	3,327

	28,875	30,301	27,278	30,605

	Nine Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2001

	Basic	Diluted	Basic	Diluted

	(in thousands)		(in thousands)
Weighted Shares	28,578	28,578	26,922	26,922

Effect of CESs	—	1,905	—	3,756

	28,578	30,483	26,922	30,678

6.	Foreign Operations

        Total international revenue was approximately $22.8 million and $19.1 million for the nine months ended September 30, 2002 and 2001, respectively, which represents approximately 18% and 17% of total revenue, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

        To date, the Company has conducted direct European operations out of offices in the United Kingdom, Holland and Germany, consisting of over 100 employees. Total revenue for European operations was approximately $18.7 million and $16.2 million for the nine months ended September 30, 2002 and 2001, respectively, which represents approximately 14% of total revenue for each period. Total net income for European operations was approximately $0.5 million and $3.1 million for the nine months ended September 30, 2002 and 2001, respectively. Total assets for European operations were approximately $9.2 million and $7.7 million as of September 30, 2002 and December 31, 2001, respectively.

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

Form 10-Q

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

        The Company would not have recorded amortization expense of $2,328,000 during the nine months ended September 30, 2001 had SFAS No. 142 been in effect in 2001. The following adjusts net income to exclude goodwill amortization expense, and the related tax effect, as if SFAS No. 142 had been in effect in 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Reported net income	$5,972	$4,596	$17,728	$13,662

Add back goodwill amortization, net of tax	—	485	—	1,455

Adjusted net income	$5,972	$5,081	$17,728	$15,117

Basic net income per share – as reported	$0.21	$0.17	$0.62	$0.51

Basic net income per share – adjusted	$0.21	$0.19	$0.62	$0.56

Diluted net income per share – as reported	$0.20	$0.15	$0.58	$0.45

Diluted net income per share – adjusted	$0.20	$0.17	$0.58	$0.49

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

Form 10-Q

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

        In November 2001, the Financial Accounting Standards Board issued a Staff Announcement Topic D-103 (“Topic D-103”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. During 2001, we classified reimbursed out-of-pocket expenses as a reduction of operating expenses. We adopted this guidance effective January 1, 2002. Our adoption of Topic D-103 resulted in an increase in hardware and other revenue and an increase in cost of hardware and other revenue. For the nine months ended September 30, 2002, reimbursements received for out-of-pocket expenses totaled $4.1 million. Our results of operations for prior periods have been reclassified to conform to the new presentation. The total amount of expense reimbursement recorded to expense, and reclassified in these financial statements, was $4.0 million, $5.5 million and $5.1 million for 1999, 2000 and 2001, respectively. Our adoption of Topic D-103 will not affect our net income or loss in any past or future periods.

9.     Subsequent Events

         On January 22, 2002, a significant customer for fiscal year 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. At the time of the filing, the significant customer owed as approximately $5.2 million. We recorded an allowance of $4.3 million in the fourth quarter of 2001 to effectively defer the $2.3 million of software fees, $1.6 million of services and $0.4 million of hardware revenues arising in the fourth quarter of 2001 from the significant customer. In late September 2002, the United States Bankruptcy Court for the Northern District of Illinois Eastern Division authorized the significant customer’s request to assume the software license, services, support and enhancement agreement it has with us. With the appeals process completed in early October, we expect to reverse approximately $2.2 million of the allowance in the fourth quarter of 2002, which translates into approximately $0.04 to $0.05 per fully diluted share for the fourth quarter of 2002.

         In October, 2002, we signed a letter of intent to acquire the assets of Logistics.com, a provider of integrated logistics planning and execution solutions for shippers and carriers. The purchase price is expected to be approximately $20.0 million. We expect to close the transaction in the fourth quarter of 2002. No revenue from the Logistics.com acquisition is included in the third quarter 2002 results.

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

Form 10-Q

        We recognize software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”),  as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Under SOP 97-2,as amended, we recognize software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant future obligations, license revenue is recognized as the obligations are fulfilled.

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

Accounts Receivable

        We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses and sales allowances based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses and sales allowances have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in the aggregate accounted for 17% and 16% of total revenue for the nine months ended September 30, 2002 and 2001, respectively. No single customer accounted for more than 10% of total revenue during the nine months ended September 30, 2002 and 2001.

        On January 22, 2002, a significant customer for fiscal year 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. At the time of the filing, the significant customer owed us approximately $5.2 million. We recorded an allowance of $4.3 million in the fourth quarter of 2001 to effectively defer the $2.3 million of software fees, $1.6 million of services and $0.4 million of hardware revenues arising in the fourth quarter of 2001 from the significant customer. In late September 2002, the United States Bankruptcy Court for the Northern District of Illinois Eastern Division authorized the significant customer’s request to assume the software license, services, support and enhancement agreement it has with us. With the appeals process completed in early October, we expect to reverse approximately $2.2 million of the allowance in the fourth quarter of 2002, which translates into approximately $0.04 to $0.05 per fully diluted share for the fourth quarter of 2002.

Valuation of Long-lived and Intangible Assets and Goodwill

Form 10-Q

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

Acquisitions

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

Form 10-Q

        In October, 2002, we signed a letter of intent to acquire the assets of Logistics.com, a provider of integrated logistics planning and execution solutions for shippers and carriers. The purchase price is expected to be approximately $20.0 million. We expect to close the transaction in the fourth quarter of 2002. No revenue from the Logistics.com acquisition is included in the third quarter 2002 results.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenue

        Our revenue consists of fees generated from the licensing of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment. Total revenue increased 8% to $42.9 million for the quarter ended September 30, 2002, from $39.7 million for the quarter ended September 30, 2001. Software fees and services revenue increased by 9% and 15%, respectively, while hardware and other revenue decreased by 24% as compared to the third quarter of 2001. We believe our solutions offer a multi-faceted value proposition, including comprehensive product functionality, a compelling and quantifiable return-on-investment proposition and demonstrable operational efficiencies. We further believe these strengths have led to a growing market acceptance for our solutions and contributed to our revenue growth.

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

        Software Fees. Software fees increased to $10.0 million for the quarter ended September 30, 2002, from $9.2 million for the quarter ended September 30, 2001, an increase of $0.8 million or 9%. The increase in software fees is primarily due to an increase in sales of new products, including PkMS Pronto, infolink, PkCost and PkAllocate, which collectively accounted for approximately 15% of software fees in the third quarter of 2002 compared to 8% of software fees in the third quarter of 2001. We believe that the breadth of our product suite has enabled a more strategic sales approach, leading to an increase in larger sales opportunities and a potentially greater risk in forecasting sales.

        Services. Services revenue increased to $28.4 million for the quarter ended September 30, 2002, from $24.7 million for the quarter ended September 30, 2001, an increase of $3.7 million or 15%. The increase in revenue from services is principally due to (i) increases in engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base; and (iii) greater average billing rates as a result of an increase in the percentage of billed time by more experienced services personnel. During the economic downturn, we have experienced some pricing pressures with regard to our services. We believe

Form 10-Q

that the pricing pressures are attributable to global macro-economic conditions and competitive pressures.

        Hardware and other. Hardware and other revenue decreased to $4.4 million for the quarter ended September 30, 2002, from $5.8 million for the quarter ended September 30, 2001, a decrease of $1.4 million or 24%. Sales of hardware are non-strategic and largely dependent upon customer-specific desires. Sales of hardware decreased $1.6 million from approximately $4.5 million in the third quarter of 2001 to approximately $2.9 million in the third quarter of 2002. As described in the Notes to Condensed Consolidated Financial Statements, reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended September 30, 2002 and 2001, reimbursements by customers for out-of-pocket expenses were approximately $1.5 million and $1.3 million, respectively.

Costs and Expenses

        Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of research and development costs capitalized prior to the third quarter of 1999. Cost of software fees increased by 26% to $507,000, or 5% of software fees, for the quarter ended September 30, 2002, from $401,000, or 4% of software fees, for the quarter ended September 30, 2001. The increase in cost of software fees in the quarter ended September 30, 2002 is principally attributable to an increase in royalties payable to third parties for software sold as part of our solutions.

        Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services revenue increased by 7% to $11.7 million, or 41% of services revenue, for the quarter ended September 30, 2002, from $11.0 million, or 45% of services revenue, for the quarter ended September 30, 2001. The increase in cost of services revenue is principally due to a slight increase in the number of services personnel and annual compensation increases. The decrease in cost of services revenue as a percentage of services revenue is due to improvements in productivity of services personnel.

        Cost of Hardware and Other. Cost of hardware and other revenue decreased by 26% to $3.7 million, or 84% of hardware and other revenue, for the quarter ended September 30, 2002, from $5.0 million, or 86% of hardware revenue, for the quarter ended September 30, 2001. Cost of hardware and other revenue decreased as a direct result of lower sales of hardware. The decrease in the cost of hardware and other as a percentage of hardware and other revenue is principally due to an increase in the percentage of hardware products sold with relatively higher gross margins during the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001. Cost of hardware and other revenue includes out-of-pocket expenses to be reimbursed by customers of approximately $1.5 million and $1.3 million for the quarters ended September 30, 2002 and 2001, respectively.

        Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses increased by 15% to $5.5 million, or 13% of total revenue, for the quarter ended September 30, 2002, from $4.7 million, or 12% of total revenue, for the quarter ended September 30, 2001. The increase in research and development expenses for the third quarter of 2002 as compared to the third quarter of 2001 is principally attributable to annual compensation increases, increased use of third party contractors and the costs associated with the offshore development center in India. Our

Form 10-Q

principal research and development activities in the third quarter of 2002 focused on the enhancement of all existing product lines with additional functionality.

        Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 19% to $6.9 million, or 16% of total revenue, for the quarter ended September 30, 2002, from $5.8 million, or 15% of total revenue, for the quarter ended September 30, 2001. The increase in sales and marketing expenses over the comparable quarter of the prior year is principally attributable to an increase in the number of sales and marketing personnel, the costs associated with the sales office in Japan, and the continued expansion of our sales and marketing programs, both domestically and internationally, for our x-SCE solutions.

        General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 7% to $5.1 million, or 12% of total revenue, for the quarter ended September 30, 2002, from $4.8 million, or 12% of total revenue, for the quarter ended September 30, 2001. The increase in general and administrative expenses is principally attributable to increased administrative and other costs to grow our business and improve our infrastructure. Infrastructure costs include depreciation and amortization expense of $1.5 million for each of the quarters ended September 30, 2002 and 2001.

        Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other intangible assets as part of the purchase accounting associated with three acquisitions: (i) the acquisition of Performance Analysis Corporation in February 1998; (ii) the acquisition of certain assets of Kurt Salmon Associates in October 1998; and (iii) the acquisition of Intrepa in October 2000. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain intangible assets, including those recorded in past business combinations and existing as of September 30, 2001, no longer be amortized to earnings, but instead be tested for impairment at least annually. As a result, amortization of acquisition-related intangibles decreased from $1.3 million for the quarter ended September 30, 2001, or 3% of total revenue, to $534,000 for the quarter ended September 30, 2002, or 1% of total revenue.

Operating Income

        Operating income increased $2.2 million to $8.9 million, or 21% of total revenue, for the quarter ended September 30, 2002, from $6.6 million, or 17% of total revenue, for the quarter ended September 30, 2001. Excluding amortization of acquisition-related intangibles, operating income was $9.4 million, or 22% of total revenue, and $8.0 million, or 20% of total revenue, for the third quarters of 2002 and 2001, respectively. The increase in operating income is principally due to the 9% and 15% growth in higher margin software fees and services revenue, respectively, over the third quarter of 2001 combined with continued efficiencies across all areas of our business.

Other Income, net

        Other income, net increased from $649,000 for the quarter ended September 30, 2001 to $679,000 for the quarter ended September 30, 2002. Other income, net for the third quarters of 2002 and 2001 include foreign exchange gains of approximately $200,000 and $150,000, respectively. In April 2002, we prepaid in full $5.3 million outstanding under a note payable, which resulted in reduced interest expense during the

Form 10-Q

third quarter of 2002 as compared to the third quarter of 2001. Partially offsetting these items, lower market interest rates have reduced our return on invested cash, cash equivalents and short-term investments during 2002. Our weighted-average interest rate on investment securities at September 30, 2002 approximated 1.7%, as compared to approximately 3.1% at September 30, 2001.

Income Taxes

        The provision for income taxes was $3.6 million, or 37.5% of taxable income, for the quarter ended September 30, 2002, compared to $2.7 million, or 37.0% of taxable income, for the quarter ended September 30, 2001. The quarterly income tax rates reflect our estimated annual effective income tax rates and considers the source of estimated taxable income, effective state and international income tax rates and anticipated tax credits. The increase to 37.5% from 37.0% in 2001 is principally due to more anticipated income from domestic sources in 2002. The provision for income taxes for the quarters ending September 30, 2001 and 2002 does not include the $2.5 million and $3.5 million tax benefits realized from stock options exercised during the quarters, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

Net Income Per Share

        Diluted net income per share for the quarters ended September 30, 2002 and 2001 was $0.20 and $0.15, respectively, on fully diluted shares outstanding of 30,301,000 and 30,605,000, respectively. Excluding tax-effected amortization of acquisition-related intangibles, diluted net income was $6.3 million, or 15% of total revenue and $0.21 per fully diluted share, for the quarter ended September 30, 2002. This compares to diluted net income of $5.4 million, excluding tax-effected amortization of acquisition-related intangibles, or 14% of total revenue and $0.18 per fully diluted share, for the quarter ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenue

        Our revenue consists of fees generated from the licensing of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment. Total revenue increased 14% to $130.1 million for the nine months ended September 30, 2002, from $114.4 million for the nine months ended September 30, 2001. Software fees, services and hardware and other revenue grew 12%, 15% and 10%, respectively, as compared to the first nine months of 2001. We believe our solutions offer a multi-faceted value proposition, including comprehensive product functionality, a compelling and quantifiable return-on-investment proposition and demonstrable operational efficiencies. We further believe these strengths have led to a growing market acceptance for our solutions and contributed to our revenue growth.

        However, in spite of the increase in software fees and services revenue over the comparable nine months of the prior year, we have experienced some effects from the deterioration of the United States’ and European economies in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that prolonged continuation of or further deterioration in the current macro-economic conditions and business climates within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our operations. There remains much uncertainty as to

Form 10-Q

whether the macro-economic and business environmental conditions will further deteriorate or improve in the near future, making forecasting difficult.

        Software Fees. Software fees increased to $29.7 million for the nine months ended September 30, 2002, from $26.4 million for the nine months ended September 30, 2001, an increase of $3.3 million or 12%. The increase in software fees is primarily due to an increase in sales of SlotInfo, WorkInfo and SmartInfo (collectively, “Optimize Suite”), PkMS Pronto and infolink, which collectively accounted for approximately 28% of software fees in the first nine months of 2002 compared to 22% of software fees in the first nine months of 2001. We believe that the breadth of our product suite has enabled a more strategic sales approach, leading to an increase in larger sales opportunities and a potentially greater risk in forecasting sales.

        Services. Services revenue increased to $83.0 million for the nine months ended September 30, 2002, from $72.1 million for the nine months ended September 30, 2001, an increase of $10.9 million or 15%. The increase in revenue from services is principally due to (i) increases in engagements to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. In the nine months ended September 30, 2002, we experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures.

        Hardware and other. Hardware and other revenue increased to $17.5 million for the nine months ended September 30, 2002, from $15.9 million for the nine months ended September 30, 2001, an increase of $1.6 million or 10%. Sales of hardware are non-strategic and largely dependent upon customer-specific desires. Sales of hardware increased $1.3 million from approximately $12.1 million the first nine months of 2001 to approximately $13.4 million in the first nine months of 2002. As described in the Notes to Condensed Consolidated Financial Statements, reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the nine months ended September 30, 2002 and 2001, reimbursements by customers for out-of-pocket expenses were approximately $4.1 million and $3.8 million, respectively.

Costs and Expenses

        Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of research and development costs capitalized prior to the third quarter of 1999. Cost of software fees increased by 8% to $1.4 million, or 5% of software fees, for the nine months ended September 30, 2002, from $1.3 million, or 5% of software fees, for the nine months ended September 30, 2001.

        Cost of Services. Cost of services revenue consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services revenue increased by 14% to $35.2 million, or 42% of services revenue, for the nine months ended September 30, 2002, from $30.9 million, or 43% of services revenue, for the nine months ended September 30, 2001. The increase in cost of services revenue is principally due to an increase in the number of services personnel along with additional costs associated with our growing international business.

        Cost of Hardware and Other. Cost of hardware and other revenue increased by 8% to $14.6 million, or 83% of hardware and other revenue, for the nine months ended September 30, 2002, from $13.5 million,

Form 10-Q

or 85% of hardware and other revenue, for the nine months ended September 30, 2001. Cost of hardware and other revenue increased as a direct result of higher sales of hardware. Such hardware was acquired from our vendors at more favorable pricing than in the first nine months of 2001. Cost of hardware and other revenue includes out-of-pocket expenses to be reimbursed by customers of approximately $4.1 million and $3.8 million for the nine month periods ended September 30, 2002 and 2001, respectively.

        Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses increased by 9% to $15.7 million, or 12% of total revenue, for the nine months ended September 30, 2002, from $14.5 million, or 13% of total revenue, for the nine months ended September 30, 2001. The increase in research and development expenses is principally attributable to annual compensation increases and the initial start up costs associated with our offshore development center in India. Our principal research and development activities in the first nine months of 2002 focused on the enhancement of all existing product lines with additional functionality.

        Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 18% to $19.6 million, or 15% of total revenue, for the nine months ended September 30, 2002, from $16.6 million, or 15% of total revenue, for the nine months ended September 30, 2001. The increase in sales and marketing expenses over the comparable nine months of the prior year is attributable to an increase in the number of sales and marketing personnel, primarily internationally, and the continued expansion of our sales and marketing programs, both domestically and internationally, for our x-SCE solutions.

        General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 14% to $15.6 million, or 12% of total revenue, for the nine months ended September 30, 2002, from $13.7 million, or 12% of total revenue, for the nine months ended September 30, 2001. The increase in general and administrative expenses is principally attributable to increases in administrative and other costs to grow our business and improve our infrastructure. Infrastructure costs include depreciation and amortization expense of $4.6 million and $4.2 million for the nine months ended September 30, 2002 and 2001, respectively.

        Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other intangible assets as part of the purchase accounting associated with three acquisitions: (i) the acquisition of Performance Analysis Corporation in February 1998; (ii) the acquisition of certain assets of Kurt Salmon Associates in October 1998; and (iii) the acquisition of Intrepa in October 2000. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain intangible assets, including those recorded in past business combinations and existing as of September 30, 2001, no longer be amortized to earnings, but instead be tested for impairment at least annually. As a result, amortization of acquisition-related intangibles decreased from $3.9 million for the nine months ended September 30, 2001, or 3% of total revenue, to $1.6 million for the nine months ended September 30, 2002, or 1% of total revenue.

Form 10-Q

Operating Income

        Operating income increased $6.5 million to $26.5 million, or 20% of total revenue, for the nine months ended September 30, 2002, from $20.0 million, or 17% of total revenue, for the nine months ended September 30, 2001. Excluding amortization of acquisition-related intangibles, operating income was $28.1 million, or 22% of total revenue, and $24.0 million, or 21% of total revenue, for the nine months of 2002 and 2001, respectively. The increase in operating income is principally due to the 12% and 15% growth in higher margin software fees and services revenue, respectively, over the first nine months of 2001 combined with continued efficiencies across all areas of our business.

Other Income, net

        Other income, net increased from $1.7 million for the nine months ended September 30, 2001 to $1.9 million for the nine months ended September 30, 2002. Other income, net for the first nine months of 2002 and 2001 include foreign exchange gains of approximately $500,000 and $75,000, respectively. Additionally, lower market interest rates have reduced our return on invested cash, cash equivalents and short-term investments during 2002. Our weighted-average interest rate on investment securities at September 30, 2002 approximated 1.7%, as compared to approximately 3.1% at September 30, 2001.

Income Taxes

        The provision for income taxes was $10.7 million, or 37.5% of taxable income, for the nine months ended September 30, 2002, compared to $8.0 million, or 37.0% of taxable income, for the nine months ended September 30, 2001. The year to date income tax rate reflects our estimated annual effective income tax rate and considers the source of estimated taxable income, effective state and international income tax rates and anticipated tax credits. The provision for income taxes for the nine months ending September 30, 2002 and 2001 does not include the $11.1 million and $6.4 million tax benefits realized from stock options exercised during the nine months, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

Net Income Per Share

        Diluted net income per share for the nine months ended September 30, 2002 and 2001 was $0.58 and $0.45, respectively, on fully diluted shares outstanding of 30,483,000 and 30,678,000, respectively. Excluding tax-effected amortization of acquisition-related intangibles, diluted net income was $18.7 million, or 14% of total revenue and $0.61 per fully diluted share, for the nine months ended September 30, 2002. This compares to diluted net income of $16.1 million, excluding tax-effected amortization of acquisition-related intangibles, or 14% of total revenue and $0.53 per fully diluted share, for the nine months ended September 30, 2001.

Form 10-Q

Liquidity and Capital Resources

        We have funded our operations primarily through cash generated from operations. As of September 30, 2002, we had approximately $130.0 million in cash, cash equivalents and short-term investments, as compared to approximately $104.2 million at December 31, 2001.

        Our operating activities provided cash of approximately $33.7 million for the nine months ended September 30, 2002 and $27.8 million for the nine months ended September 30, 2001. Cash from operating activities for the nine months ended September 30, 2002 arose principally from increases in operating income, prepayments of customer support services and software enhancement subscriptions, a refund of income taxes paid and income tax benefits arising from exercises of stock options by employees, offset by an increase in accounts receivable. Our balance sheets as of September 30, 2002 and December 31, 2001 reflect $5.2 million and $4.3 million, respectively, of outstanding pre-petition accounts receivable from a bankrupt significant customer for 2001. An allowance for $4.3 million offsets these accounts receivable as of both dates. Days sales outstanding increased from 58 days at December 31, 2001 to 67 days at September 30, 2002. The aforementioned allowance from a bankrupt customer served to reduce days sales outstanding by approximately four days as of December 31, 2001.

        Our investing activities used cash of approximately $27.1 million for the nine months ended September 30, 2002. Our principal use of cash was the purchase of short-term investments (investments with original maturities greater than 90 days). Additionally, we purchased approximately $4.5 million of capital equipment to support our business and infrastructure.

        Our financing activities used cash of approximately $3.2 million for the nine months ended September 30, 2002. The principal uses of cash were (i) a $5.3 million payment relating to the outstanding note payable from the acquisition of Intrepa in October 2000; and (ii) the purchase of 260,000 shares of our common stock for approximately $4.1 million through open market transactions in the third quarter of 2002 as part of a publicly announced buy-back program. These were offset by the proceeds from the issuance of common stock pursuant to the exercise of stock options by employees.

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

        Total international revenue was approximately $22.8 million and $19.1 million for the nine months ended September 30, 2002 and 2001, respectively, which represents approximately 18% and 17% of our total revenue, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

        To date, we have conducted our direct European operations out of offices in the United Kingdom, Holland and Germany, consisting of over 100 employees. Total revenue for European operations was approximately $18.7 million and $16.2 million for the nine months ended September 30, 2002 and 2001, respectively, which represents approximately 14% of our total revenue for each period.

        We recognized foreign exchange rate gains of approximately $500,000 and $75,000 during the nine months ending September 30, 2002 and September 30, 2001, respectively. The foreign exchange gain in 2002 is principally attributable to the settlement of intercompany balances with foreign subsidiaries when the US dollar has weakened. Foreign exchange rate gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income.

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

        Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at September 30, 2002 was approximately 1.7%, as compared to 3.1% at September 30, 2001. The fair value of cash equivalents and short-term investments held at September 30, 2002 was $130.9 million.

Form 10-Q

Item 4. Controls and Procedures.

        Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

        The Company also maintains a system of internal accounting controls that is designed to provide assurance that its assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended September 30, 2002, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

Item 5. Other Information.

        No events occurred during the quarter covered by the report that would require a response to this item.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

99.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(b)	Reports to be filed on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

Form 10-Q

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date: November 14, 2002	/s/ Richard M. Haddrill

Richard M. Haddrill Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 14, 2002	/s/ Edward K. Quibell

Edward K. Quibell Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Form 10-Q

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

        I, the Chief Executive Officer, of Manhattan Associates, Inc. (the “registrant”), certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of the registrant;

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b)	evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and;

        6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Dated this 14th day of November, 2002.

/s/ Richard M. Haddrill Richard M. Haddrill, Chief Executive Officer

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER

        I, the Chief Financial Officer, of Manhattan Associates, Inc. (the “registrant”), certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of the registrant;

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b)	evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and;

        6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Dated this 14th day of November, 2002.

/s/ Edward K. Quibell Edward K. Quibell, Chief Financial Officer