Form 10-K
period 2002-12-31
MANHATTAN ASSOCIATES INC
filed 2003-03-31
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One) [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-23999

Manhattan Associates, Inc.
(Exact Name of Registrant As Specified in Its Charter)

Georgia	58-2373424
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2300 Windy Ridge Parkway, Suite 700
Atlanta, Georgia	30339
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 955-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on June 28, 2002 as reported by the Nasdaq Stock Market, was approximately $668,709,000. As of March 31, 2003, the Registrant had outstanding 29,124,306 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Forward-Looking Statements

     In addition to historical information, this Annual Report may contain “forward-looking statements” relating to Manhattan Associates, Inc. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance, availability of technical personnel, changes in customer requirements and general economic conditions. Additional factors are set forth in “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.1 to this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results. Our Annual Report on Form 10-K is available through our Web site at www.manh.com.

PART I

Item 1. Business

     We are a leading global provider of technology-based solutions to improve the effectiveness of and the efficiencies within and across the supply chain. Our solutions, which consist of software, services and hardware, enhance distribution and transportation efficiencies through the real-time integration of supply chain constituents, including manufacturers, distributors, retailers, suppliers, transportation providers and consumers. Our software provides solutions for the four principal elements of supply chain execution (“SCE”): warehouse management; transportation management; trading partner management; and performance management. Warehouse management solutions include the performance of the many processes that take place in the warehouse and distribution center, beginning with the placement of an order by a customer and ending with the order fulfillment process. Transportation management solutions include functionality that allows a company to optimally procure, plan and execute transportation services, including the delivery of the order to the end customer. Trading partner management solutions provide real-time synchronization of key processes and their associated information flows across the supply chain, including customer process synchronization, supplier process management, global inventory visibility and supply chain event management. Performance management solutions use analytic tools that allow distribution center managers to monitor events within the supply chain cycle, analyze historical data and generate reports. We also provide services, including design, configuration, implementation and training services, plus customer support services and software enhancement subscriptions.

     We currently provide our solutions to manufacturers, distributors, retailers and transportation providers primarily in the following markets: retail, consumer goods, food and grocery, third-party logistics, industrial and wholesale, high technology and electronics, healthcare and pharmaceuticals, government and transportation. As of December 31, 2002, our software has been licensed for use by approximately 870 customers including AAA Cooper Transportation, Inc., Abbott Laboratories, Inc., Bristol-Myers Squibb Company, Canon (UK) Limited, Dayton Freight Lines, Inc., Eckerd Corporation, Exel plc, KBToys.com, Mary Kay Inc., Maverick Transportation, Inc., Newell Rubbermaid, Office Depot, Rain Bird Distribution Corp., Sainsbury’s Supermarkets Ltd., Siemens Energy and Automation, Swift Transportation, Sysco Corporation, Tibbett & Britten Limited, TNT Logistics North America, Inc. and VoiceStream (T-Mobile).

     We are a Georgia corporation formed in February 1998 to acquire all of the assets and liabilities of Manhattan Associates Software, LLC. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries. Our principal executive offices are located at 2300 Windy Ridge Parkway, Suite 700, Atlanta, Georgia 30339, and our telephone number is 770-955-7070.

Industry Background

     Effective SCE solutions allow organizations to enhance customer satisfaction and reduce the costs of operating distribution centers and transportation. In the current environment, supplier complexity, customer demands and volumes of transactions continue to increase. Consequently, many companies are required to operate larger, more complex distribution centers, which support multiple distribution methods. In addition, the volume of shipments in most distribution centers has increased tremendously, ranging from large palette shipments to smaller customer-specific shipments. These trends, along with the increased use of the Internet and the rapid growth of e-commerce have increased the relative value propositions of effective and efficient distribution. As a result, many organizations are required to redefine their supply chain, their distribution centers and their transportation networks as well as automate many supply chain processes in order to improve the effectiveness of the supply chain and to improve customer satisfaction and loyalty. In recent years, many businesses have employed technologies to improve the flow of goods and information among supply chain participants, which include manufacturers, suppliers, distributors, retailers and transportation providers. These technologies have helped businesses to reduce warehouse management and transportation costs, reduce inventory levels, improve inventory turnover and, most importantly, improve customer satisfaction. The efficient management of a distribution and logistics network, which consists of factories, distribution centers, hubs and consolidators, now requires collecting and processing increasing amounts of key information in real time. Detailed information on customer orders, inbound shipments of products, products available on-site, product storage locations, weights and sizes, customer- or store-specific shipping requirements, routing data, carrier requirements, order status and any other data needed by carriers is now essential to effective supply chain execution. Manufacturers, distributors, retailers, and transportation providers must continuously exchange this information with other participants in the supply chain in order to effectively manage the flow of goods and associated data flows from the raw materials supplier to the manufacturer to the distributor to the retailer or end consumer. In this increasingly competitive environment, effective SCE technology solutions have become critical to success in order to handle the very sophisticated transportation and distribution services required today, including:

•	more frequent customer-specific inventory replenishments;

•	distribution through multiple delivery channels;

•	more customized packing of goods within each delivery to reduce in-store unpacking times;

•	more sophisticated packaging and labeling of goods to meet merchandising strategies;

•	compliance with unique, customer-specific and industry-specific shipping standards;

•	the exchange of real-time trading information electronically;

•	communication with and management of international trading partners;

•	rate shopping; and

•	carrier management.

     As a result of these additional demands, distribution centers have increased in size, complexity and cost. Distribution centers today can comprise one million square feet or more with thousands of stock keeping units, or “SKUs,” multi-million dollar investments in automated materials-handling equipment, and software solutions that can manage and provide access to huge amounts of real-time data. The efficient management of a distribution center operation now requires collecting real-time information regarding:

•	customer orders and the specific contents in each order;

•	inbound shipments of products;

•	products available on-site;

•	product storage locations;

•	weights and sizes;

•	outbound shipping data including customer- or store-specific shipping requirements, routing data and carrier requirements;

•	electronic communication with other supply chain participants; and

•	personalization for direct-to-consumer shipping.

     Within a distribution center, SCE systems must be able to analyze dynamically the information to determine the most efficient use of the distribution center’s labor, materials handling equipment, packaging equipment and shipping, storage and receiving areas. These systems must interface, in real-time, directly with Enterprise Resource Planning (“ERP”) and other host systems to exchange business information. The mission-critical function of SCE systems within a distribution center requires that these systems operate with high reliability and efficiency, while supporting very high transaction volumes and multiple users. Suppliers, manufacturers, distributors and retailers must exchange information in real time with other participants in the supply chain in order to effectively integrate their operations with the extended supply chain. Additionally, front-office Internet business software applications require real-time access to data provided by these SCE systems to provide a dynamic view of a company’s extended supply chain.

     Traditionally, SCE systems have been highly customized, difficult to upgrade and have required costly and lengthy implementations. Furthermore, these systems have not readily supported the increased volumes and complexities associated with recent advances in supply chain re-engineering initiatives. Specifically, they have failed to quickly incorporate dynamic changes to industry- and customer-specific shipping standards. Most legacy distribution center management systems are unable to effectively manage operations in an increasingly multi-channel distribution environment. In addition, legacy distribution center management systems are unable to provide the real-time access to supply chain data to interact with Internet-based supply chain optimization, procurement and commerce applications.

The Manhattan Associates Solution

     Our solutions feature modular software applications that employ leading database technology to address a full range of requirements of modern, complex distribution centers, transportation routing guides and the overall supply chain, including warehouse management, transportation management, trading partner management and performance management. Our warehouse management solutions include the performance of the many processes that take place in the warehouse and distribution center, beginning with the execution of an order by a customer and ending with the fulfillment and delivery of the order to the end customer. Our transportation management solutions include functionality that allows a company to optimally procure, plan and execute transportation services. Our trading partner management solutions provide real-time synchronization of key processes and their associated information flows across the extended supply chain, including customer process synchronization, supplier process management, global inventory visibility and supply chain event management, that includes real-time monitoring and alerting. Our performance management solutions use analytic tools, which allow distribution center managers to monitor events within the supply chain cycle, analyze historical data and generate reports. Our software products, together with our professional services capabilities, enable our customers to optimize their supply chain effectiveness and efficiencies by:

•	reducing inventory levels and increasing inventory turnover;

•	improving inventory and order accuracy;

•	reducing response times;

•	facilitating the requirements of multi-channel fulfillment, including complying with industry shipping standards, unique pallet configuration and customer-specific personalization, labeling and packaging;

•	improving visibility of inventory, order status and delivery status;

•	improving communication with other participants in the supply chain, including suppliers, customers and transportation providers;

•	bypassing links in the supply chain;

•	enabling and facilitating distribution through multiple delivery channels;

•	increasing the productivity of labor, facilities and materials-handling equipment; and

•	lowering transportation costs.

Strategy

     Our objective is to extend our position as a leading provider of technology-based SCE solutions. We aim to achieve this objective by delivering warehouse management, transportation management, trading partner management and performance management solutions that help global manufacturers, retailers and transportation providers successfully manage the growing demands, complexity and volatility of their local and global supply chains. Our solutions are advanced, highly functional, highly scaleable applications that allow our customers to improve relationships with suppliers, customers and transportation providers, leverage their investments in distribution centers, effectively manage transportation costs and meet dynamically changing customer requirements. Our strategies to accomplish our objective include the following:

     Develop and Enhance Software Solutions. We intend to continue to focus our product development resources on the development and enhancement of our software solutions. We offer what we believe to be the broadest solution set in the SCE marketplace, founded upon software products, as described herein, to address all aspects of warehouse management, transportation management, trading partner management and performance management. In order to provide additional functionality and value to our solutions, we plan to continue to provide enhancements to existing products and to introduce new products to address evolving industry standards and market needs. We identify further enhancements to our solutions and opportunities for new products through our customer support organization as well as ongoing customer consulting engagements and implementations, interactions with our user groups and participation in industry standards and research committees. Our solutions address the needs of customers in various vertical markets including retail, consumer goods, food and grocery, third-party logistics, industrial and wholesale, high technology and electronics, healthcare and pharmaceuticals, government and transportation. We intend to continue to enhance the functionality of our solutions to meet the dynamic requirements of these vertical markets as well as new vertical markets.

     Expand International Sales. We believe that our solutions offer significant benefits for customers in international markets. We have more than 150 employees outside the United States, primarily in the United Kingdom and the Netherlands, focused on international sales and servicing our international clients. In addition to offices in the United Kingdom, Netherlands, India and Australia, we have a direct presence in Germany and France and established reseller partnerships in Latin America and the Pacific Rim. Our international strategy includes leveraging the strength of our relationships with current customers that also have significant overseas operations and the pursuit of strategic marketing partnerships with international systems integrators and third-party software application providers.

     Expand Our Strategic Alliances and Indirect Sales Channels. We currently sell our products primarily through our direct sales personnel. We have worked on joint projects and joint sales initiatives with industry-leading consultants and software systems implementers, including most of the large consulting firms and other systems consulting firms specializing in our targeted industries, to supplement our direct sales force and professional services organization. We have been expanding our indirect sales channels through reseller agreements, marketing agreements and agreements with third-party logistics providers. These alliances extend our market coverage and provide us with new business leads and access to trained implementation personnel. We have strategic alliances with complementary software providers, third party integrators/consultants and hardware vendors including JDA Software, Lawson, Microsoft, PeopleSoft, Real Time Integration, Symbol Technologies, FKI Logistix, Siemens Dematic and Intentia.

     Acquire or Invest in Complementary Businesses. We intend to pursue strategic acquisitions of technologies, products and businesses that enable us to enhance and expand our SCE software products and service offerings. More specifically, we intend to pursue acquisitions that will provide us with complementary products and technologies, expand our geographic presence and distribution channels, extend our presence into other vertical markets with similar challenges and requirements of those we currently meet and/or further solidify our leadership position within the four primary components of SCE: warehouse management, transportation management, trading partner management and performance management.

Products and Services

     Products. Our software products are designed to enable our customers to manage the operations of their distribution centers and improve visibility of critical information between supply chain partners to achieve greater effectiveness and efficiency. Our software products operate across the iSeries (AS/400), Unix and Windows computing platforms. Our products operate on multiple hardware platforms utilizing various hardware systems and inter-operate with many third-party software applications and legacy systems. This interfacing and open system capability enables customers to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide interface toolkits for most ERP systems to enhance communication and reduce implementation costs between our core products and our clients’ host systems. We currently offer interface toolkits to systems developed by Oracle, SAP, Lawson, JDA Software, Essentus and Intentia.

     Warehouse Management Systems

     Our warehouse management application suite includes four integrated modules: Warehouse Management, Labor Management, Slotting Optimization and Billing Management.

•	Our Warehouse Management application manages all aspects of distribution center operations: receiving, returns processing, inventory management and order fulfillment, including replenishment, picking, packing and shipping. Modular in design, our warehouse management solution is designed to support large transaction volumes and users. The solution delivers benefits such as better control over all distribution center processes, significant improvements in order throughput and inventory accuracy, reduced freight charges, elimination of back-end processes, decreased labor costs and additional overhead reduction. The system also features built-in, industry-specific functionality to support sophisticated value-added programs such as compliant labeling, kitting, assembly, insertion, price ticketing and order personalization.

•	Our Labor Management application enables distribution center managers to access performance levels in real-time; visualize labor in graphics and spreadsheets; measure productivity against Engineered Labor Standards; and analyze efficiency throughout the warehouse. With this functionality, users can better plan for upcoming labor requirements and improve productivity within the distribution center.

•	Our Slotting Optimization application determines the most beneficial and ergonomic placement of items in a distribution center. This module, which uses genetic algorithms, is the only pickline optimization system that performs daily maintenance. Easy to implement and configure, it reduces labor costs and workers’ compensation claims and increases throughput. It identifies and solves mismatches between merchandise and slot characteristics, slots family groupings together to reduce travel time, profiles shelving for slow-movers to increase pick density and keeps top-sellers in larger slots closer to the shipping dock to cut down on replenishment and putaway time.

•	Our Billing Management application is a dynamic billing solution that captures information from SCE systems to enable third-party logistics, or 3PL, providers to track and bill clients for inventory handling, storage, fulfillment and transportation activities. 3PL providers can use this module to apply rates to each transaction, minimizing the inability to identify costs and enabling the development of precise contracts for increased billing accuracy. It also provides the billing flexibility that 3PL operators need to address the dynamic needs of their customers by enabling them to modify billing based on variables such as product, order attributes, market focus, number of customers and customer locations. Using the module, 3PL operators can audit these charges and make adjustments prior to creating final invoices, independent of an accounting system.

     Transportation Management Systems

     Our transportation management systems include three modules: Transportation Procurement, Transportation Planning & Execution and Carrier Management.

•	Our Transportation Procurement module is a systematic approach to developing, implementing and managing a transportation strategy that takes all the critical business factors into account, such as freight variability, network flows, equipment requirements and transportation provider rates and service levels. It enables shippers to solicit bids from transportation providers, design the most optimal strategic plan for their entire transportation network, acquire transportation service contracts and manage those contracts on an ongoing basis. The system can support global and large-scale strategic network procurement projects with complex business considerations. As an automated, Web-based system, it can also handle tactical transportation procurement and is well suited for procuring single-lane service contracts and capacity for smaller networks.

•	Our Transportation Planning & Execution module allows shippers to execute complex, strategic routing guides in real time and dynamically monitor critical metrics and events, enabling shippers to make ongoing adjustments to the routing guide that protect service and savings. Actual tendering is automated in accordance with pre-established contractual arrangements to increase productivity, ensure carrier compliance and eliminate high-cost transactions. By analyzing high volumes of shipment information and considering lane-by-lane priorities for level of service and cost, the solution dramatically improves a shipper’s ability to choose the most cost-effective provider, while also complying with the business’ contractual, capacity and service requirements. It can also create an optimal consolidation plan that minimizes transportation costs and best satisfies the shipper’s critical business constraints, including route, mode, required ship date and required receipt date.

•	Our Carrier Management module is a management and analysis solution that maximizes profits, while solving the most challenging business problems facing transportation providers. Designed for transportation providers, the solution helps optimize decision-making processes, both strategic and day-to-day, resulting in improved profitability and customer service. The solution’s analysis capabilities allow transportation providers to determine the most profitable opportunities and then strategically target the most valuable freight and profitable destinations. It can suggest the best freight solicitation and acceptance decisions, enabling a provider to maintain network balance, increase equipment utilization, raise service levels and maximize profitability.

The Carrier Management module helps providers make globally optimal resource-to-load assignments on a minute-to-minute basis, dramatically reducing overall empty mileage, while ensuring on-time service and maximizing net contribution per day. In addition, it helps improve driver satisfaction by consistently meeting drivers’ needs and preferences. With its fuel and route optimization capabilities, the solution can help reduce out-of-route miles and achieve an optimal balance between fuel expenditures, driver satisfaction and service delivery requirements. It can proactively identify opportunities for in-transit drivers to swap loads to improve on-time delivery, resource utilization and driver satisfaction.

     Trading Partner Management Systems

     Our trading partner management systems include three integrated modules: Supplier Management, Logistics Hub Management and Store Enablement.

•	Our Supplier Management application extends supply chain execution capabilities to vendors and factories through purchase order management and fulfillment and shipping management. The benefits of this automation include greater visibility, improved operational efficiencies at the warehouses and factories as well as increased inventory accuracy, which, in turn, lead to lower inventory costs and improved operational efficiency. This module also helps to bridge the gap between remote factories or those with limited technology capabilities.

•	Our Logistics Hub Management application extends supply chain execution capabilities to hubs. The module gives hubs and consolidators the ability to manage advance ship notices, or ASNs, associated with incoming receipts as well as create ASNs for outbound shipments. By automating the inbound and outbound processes at the hubs, users can achieve real-time visibility into orders and inventory moving in and out of logistics hubs.

•	Our Store Enablement application provides order/inventory visibility and Web-based order entry. Through the same portal that provides order visibility, customers can place orders. These orders are then processed by the solution and passed directly to back-end systems. The module also provides customers and stores with the ability to confirm receipts using the same portal provided for order visibility and order entry. At the time of receipt, customers can indicate the exact product received and provide feedback to the supplier as to the quality, timeliness and service level provided.

     Performance Management Systems

     Our performance management systems include three integrated modules: Events, Analysis and Reporting.

•	Our Events module leverages its access to global inventory visibility across the supply chain to monitor processes and provide immediate notification of problems or important events, such as giving notification when an important customer’s shipment is delayed. This visibility means companies can address issues earlier when they are easier to resolve and thereby minimizing the impact. The power of the Events module rests in its ability to monitor so many processes simultaneously and its ability to not only recognize events and determine the appropriate response, but also to execute that response automatically.

•	Our Analysis module provides strategic distribution center activity and trend analysis. It provides extensive multi-dimensional analysis of historical data presented in a flexible, graphical format. The data is obtained directly from the databases of our other solutions. Once the data reaches the Analysis module’s auxiliary database, it organizes and cleanses the data to facilitate multi-dimensional analysis as required.

•	Our Reporting module provides users with a set of pre-configured, browser-based productivity and management reports. Users have the ability to extend and customize the pre-configured reports, or create their own ad hoc reports utilizing the embedded report-writing tool. This module supports monitoring of distribution center and supply chain functions and operations at a granular level to enable tactical decision-making in real time.

     Professional Services. Our professional services provide our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education and system upgrades. We believe that our professional services enable the customer to implement our software rapidly, ensure the customer’s success with our solution, strengthen the relationship with the customer, and adds to our industry-specific knowledge base for use in future implementations and product development efforts.

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

     Our professional services group consists of business consultants, systems analysts and technical personnel devoted to assisting customers in all phases of the implementation of our systems, including planning and design, customer-specific configuring of modules, and on-site implementation or conversion from existing systems. Our consulting personnel undergo extensive training on supply chain operations and our products. We believe that this training, together with the ease of implementation of our products, enables us to productively use newly-hired consulting personnel. At times, we use third-party consultants, such as those from major systems integrators, to assist our customers in certain implementations.

     We have developed a proprietary, standardized implementation methodology called PRISM, which leverages our products’ architecture with the knowledge and expertise gained from completing more than 1,300 installations worldwide. The modular design of our products significantly reduces the complexities associated with integrating to existing systems, including ERP, SCM, CRM, e-business systems and complex material handling systems. As a result, we have been able to deploy a fully automated inbound and outbound system in less than two months.

     Customer Support Services and Software Enhancements. We offer a comprehensive program that provides our customers with timely software upgrades that offer additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Over the last three years, our annual renewal rate of customers subscribing to comprehensive support and enhancements has been in excess of 90%. We have the ability to remotely access the customer’s system in order to perform diagnostics, on-line assistance and assist in software upgrades. We offer 24x7 customer support plus software upgrades for an annual fee paid in advance, determined based on the level of service needed by the customer.

     Training. We offer training in a structured environment for new and existing users. Training programs are provided on a per-person, per-class basis at fixed fees. We currently have 13 courses available to provide training on product use, configuration, implementation and system administration. We have also developed several computer-based training programs that can be purchased for a fixed fee for use at client sites.

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

Sales and Marketing

     We employ multiple discipline sales teams that consist of professionals with industry experience in sales and technical sales support. To date, we have generated the majority of our revenue from sales of software through our direct sales force. We plan to continue to invest significantly to expand our sales, services and marketing organizations within the United States, Europe and other international locations and to pursue strategic marketing partnerships. We conduct comprehensive marketing programs that include advertising, public relations, trade shows, joint programs with vendors and consultants and ongoing customer communication programs. The sales cycle typically begins with the generation of a sales lead, through in-house telemarketing efforts, trade shows or other means of referral, or the receipt of a request for proposal from a prospective customer. The sales lead or request for proposal is followed by the qualification of the lead or prospect, an assessment of the customer’s requirements, a formal response to the request for proposal, presentations and product demonstrations, site visits to an existing customer using our supply chain execution system and contract negotiation. The sales cycle can vary substantially from customer to customer, but typically requires three to six months.

     In addition to sales to new customers, we will continue to leverage our existing customer base to provide for system upgrades, sales of additional licenses of purchased products and sales of new or add-on products. We also plan to further develop and expand our indirect sales channels, including sales through reseller agreements, marketing agreements and agreements with third-party logistics providers. To extend our market coverage and to provide us with new business leads and access to trained implementation personnel, we further intend to develop and expand our strategic alliances with systems integrators capable of performing implementations of our solutions. Business referrals and leads helping us to grow our business continue to be positively influenced by systems integrators, which include most of the large consulting firms and other systems consulting firms specializing in our targeted industries. We believe that our leadership position in providing SCE solutions perpetuates the willingness of systems integrators to recommend our solutions where appropriate.

     During 2000, we formalized a program intended to foster joint sales and marketing efforts with our business partners. In some cases, this included joint development work to make our products and our partner’s products interface seamlessly. Among others, partnerships arising from our Manhattan Associates Partner Program (MAP2) include:

•	JDA Software Group, Inc., a leading global provider of integrated software and professional services to retailers and their suppliers;

•	Intentia International AB, a leading global supplier of ERP solutions;

•	ProClarity Corporation (formerly Knosys, Inc.), a provider of analytic front-end technology designed specifically for Microsoft SQL Server 2000 Analysis Services; and

•	Siemens Dematic, a world leader, providing system solutions from concept through implementation in manufacturing, automotive, distribution, parcel and freight, postal, air cargo, baggage handling and software applications.

Customers

     To date, our customers have been suppliers, manufacturers, distributors, retailers and transportation providers in a variety of industries. The following table sets forth a representative list of our customers and the industries as of December 31, 2002, that have purchased products and services from us.

Retail	Industrial & Wholesale
Eckerd Corporation	Ingram Industries
Mary Kay, Inc.	Liberty Hardware Manufacturing, Corp.
Matalan Retail Limited	Loctite Corporation
Office Deport	Motors & Armatures, Inc.
Staples, Inc.	O’Reilly Automotive
Sunglass Hut International	PPG Architectural Finishes, Inc.
The Limited, Inc.	Rain Bird Distribution Corp.
Tiffany & Co.	Strauss Discount Tire

Consumer Goods	High Tech & Electronics
ARAMARK Uniform and Career Apparel, Inc.	Belkin Components
Burberry Ltd.	Canon (UK) Limited
C&J Clark America	Festo Corporation
Newell Rubbermaid	Metatec Corporation
N.V. Warehouse, Inc. (Nautica)	Microwarehouse, Inc.
Pearl, Incorporated	Olympus America
Skechers USA, Inc.	Siemens Energy and Automation, Inc.
Vans, Inc.	VoiceStream (T-Mobile)

Food and Grocery	Healthcare
Alliant Atlantic Foodservice	Abbott Laboratories, Inc.
American Italian Pasta Company	AmerisourceBergen
Ben E. Keith Company	Banta Healthcare
Burns Philip Food / Tone Brothers	Bristol-Myers Squibb Company
Hiram Walker & Sons Limited	Ocular Sciences, Ltd.
Monrovia Growers, Inc.	Pfizer Canada, Inc.
Sysco Corporation	Stiefel Laboratories, Inc.
Sainsbury’s Supermarkets Ltd.	Stryker Endoscopy

Third-Party Logistics	Transportation
APL	AAA Cooper Transportation, Inc.
ClientLogic Corporation	Carrier Corporation
Exel plc	Dayton Freight Lines, Inc.
Langham Logistics	Graphic Packaging Corporation
Innotrac	Maverick Transportation, Inc.
Ryder Integrated Logistics	Overnite Transportation Company, Inc.
SalesLink	Swift Transportation, Inc.
Tibbet & Britten Limited	USA Truck, Inc.
TNT Logistics North America, Inc.

     Our top five customers in aggregate accounted for 22%, 21% and 16% of total revenue for each of the years ended December 31, 2000, 2001 and 2002, respectively. Revenue from one customer during 2001 accounted for approximately 10% of revenue for the year ended December 31, 2001. No single customer accounted for more than 10% of revenue in 2000 or 2002.

Product Development

     Our development efforts are focused on adding new functionality to existing products, enhancing the operability of our products across distributed and alternative hardware platforms, operating systems and database systems and developing new products. We believe that our future success depends in part upon our ability to continue to enhance existing products, to respond to dynamically changing customer requirements and to develop new or enhanced products that incorporate new technological developments and emerging supply chain and industry standards. To that end, our development efforts frequently focus on base system enhancements and the incorporation into our products of new user requirements and features identified and created through customer and industry interactions and systems implementations. As a result, we are able to continue to offer our customers a packaged, highly configurable product with increasing functionality rather than a custom-developed software program. We have also developed interface toolkits for most major ERP systems to enhance communication and improve data flows between our core products and our clients’ host systems.

     We plan to principally conduct our development efforts internally in order to retain development knowledge and promote the continuity of programming standards; however, some projects that can be performed separately and/or require special skills may be outsourced. In 2001 and 2002, we used a third-party research and development company to localize our products into Japanese, German, French and Spanish. We also established an off-shore development center (ODC) in Bangalore, India during 2002. The ODC employs several Indian citizens currently working for and holding extensive development experience with us.

     We continue to devote a significant portion of our research and development efforts to the enhancement and integration of all of our product suites. We have developed a synchronized release program for all products, which will provide our customers with updates to all our products simultaneously. Our product development efforts will principally be focused on enhancement of our transportation management solution, enhanced integration of the transportation products with our other product suites, enhancement of our warehouse management solutions and continued localization of our products into various international markets.

     Our research and development expenses for the years ended December 31, 2000, 2001 and 2002 were $16.1 million, $19.4 million, and $20.8 million, respectively. We intend to continue to invest significantly in product development.

Competition

     Our products are targeted at the SCE market, which is highly fragmented, intensely competitive and characterized by rapid technological change. The principal competitive factors affecting the market for our products include:

•	vendor and product reputation;

•	compliance with industry standards;

•	product architecture, functionality and features;

•	ease and speed of implementation;

•	return on investment;

•	product quality, price and performance; and

•	level of support.

     We believe that we compete favorably with respect to each of these factors. Our competitors are diverse and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. Our existing competitors include:

•	the corporate information technology departments of current or potential customers capable of internally developing solutions;

•	supply chain execution vendors, including Catalyst International, Inc., EXE Technologies, Inc., HighJump Software, Logistics & Internet Systems Limited, RedPrairie Corporation, Optum, Inc. and Provia Software, Inc. among others;

•	ERP or Supply Chain Management (“SCM”) application vendors with products or modules of their product suite offering varying degrees of SCE functionality, such as Retek, Inc., J.D. Edwards & Company or SAP AG; and

•	smaller independent companies that have developed or are attempting to develop distribution center management software that competes with our SCE solutions.

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

     Many of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we do. In order to be successful in the future, we must continue to respond promptly and effectively to technological change and competitors’ innovations. We cannot assure you that our current or potential competitors will not develop products comparable or superior in terms of price and performance features to those developed by us. In addition, we cannot assure you that we will not be required to make substantial additional investments in connection with our research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future. Increased competition may result in reductions in market share, pressure for price reductions and related reductions in gross margins, any of which could materially and adversely affect our ability to achieve our financial and business goals. We cannot give assurance that in the future we will be able to successfully compete against current and future competitors.

International Operations

     Our international revenue was approximately $15.1 million, $26.6 million and $33.4 million for the years ended December 31, 2000, 2001 and 2002, respectively, which represents approximately 11%, 17% and 19% of our total revenue for the years ended December 31, 2000, 2001 and 2002, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have over 150 employees outside the United States, most of whom are located in the United Kingdom and India. We recently installed our product in Asia and also began marketing our solutions in Australia, Latin America and the Pacific Rim.

     We conduct our direct European operations principally out of an office in the United Kingdom, consisting of approximately 115 employees. We recently signed a multi-year agreement to occupy a facility in Utrecht, The Netherlands to accommodate our planned growth in continental Europe. Total revenue for European operations was approximately $10.5 million, $22.2 million and $29.3 million for the years ended December 31, 2000, 2001 and 2002, respectively, which represents approximately 8%, 14% and 17% of our total revenue for the years ended December 31, 2000, 2001 and 2002, respectively.

Proprietary Rights

     We rely on a combination of copyright, trade secret, trademark, service mark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We have a registered trademarks for SLOT-IT, Have/Needs Analysis, PTRS, PkMS PickTicket Management System, LogisticsPRO and the Manhattan Associates logo as a design mark. We have pending federal trademark applications for infolink Source, PkAllocate, PkCost, X-SCE, WorkInfo, infolink Order, PkMS Pronto, SlotInfo, SmartInfo, E-Fulfillnow, SystemLink, Driving the New E-Supply Chain, infolink and BizLink. We have no registered copyrights. We generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to, and distribution of, our proprietary information. We license our products to our customers and restrict the customer’s use for internal purposes without the right to sublicense the products. However, we believe that this provides us only limited protection. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot assure you that we will successfully deter misappropriation or independent third-party development of our technology or prevent an unauthorized third party from copying or obtaining and using our products or technology. In addition, policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exist, software piracy could become a problem.

     As the number of supply chain management applications in the industry increases and the functionality of these products further overlaps, companies that develop software may increasingly become subject to claims of infringement or misappropriation of intellectual property rights. Third parties may assert infringement or misappropriation claims against us in the future for current or future products. Any claims or litigation, with or without merit, could be time-consuming, result in costly litigation, divert management’s attention and cause product shipment delays or require us to enter into royalty or licensing arrangements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such claims or litigation could also have a material adverse effect on our business, financial condition and results of operations.

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

Employees

     As of December 31, 2002, we had 955 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. As of December 31, 2002, certain of our employees were employed pursuant to the H-1(B), non-immigrant work-permitted visa classification.

Executive Officers and Directors

     Our executive officers and directors and certain information about them are as follows:

Name	Age	Position

Alan J. Dabbiere	41	Chairman of the Board of Directors
Richard M. Haddrill	49	President, Chief Executive Officer and Director
Jeffry W. Baum	40	Senior Vice President — International Operations
Edward K. Quibell	56	Senior Vice President, Chief Financial Officer and Treasurer
Jeffrey S. Mitchell	35	Senior Vice President — North American Sales
Deepak Raghavan	36	Director
Brian J. Cassidy	57	Director
John J. Huntz, Jr.	52	Director(1)(2)
Thomas E. Noonan	42	Director(1)(2)
John R. Hardesty	63	Director(1)(2)

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

     The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. The Board is currently comprised of two Class I directors (Messrs. Dabbiere and Cassidy), two Class II directors (Messrs. Raghavan and Haddrill) and three Class III directors (Messrs. Hardesty, Huntz and Noonan). At each annual meeting of shareholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the Class I directors, Class II directors and Class III directors will expire upon the election and qualification of successor directors at the 2005, 2003 and 2004 annual meetings of shareholders, respectively.

     Alan J. Dabbiere, has served as Chairman of our Board of Directors since February 1998 and served as our Chief Executive Officer and President from October 1990 until October 1999. From 1986 until 1990, Mr. Dabbiere was employed by Kurt Salmon Associates, a management consulting firm specializing in consumer products manufacturing and retailing, where he specialized in consulting for the retail and consumer products manufacturing industries. At Kurt Salmon Associates, Mr. Dabbiere participated in pilot projects focused on the value of an integrated supply-chain initiative. Mr. Dabbiere serves on the American Apparel Manufacturer Association’s Management Systems Committee.

     Richard M. Haddrill has served as our President and Chief Executive Officer and a member of our Board of Directors since October 1999. Mr. Haddrill previously worked for Powerhouse Technologies, Inc., a technology, services and gaming company. He served Powerhouse as Executive Vice President from December 1994 until September 1996 and as President, Chief Executive Officer and a member of the board of directors from September 1996 until June 1999, when Powerhouse was acquired by Anchor Gaming, a publicly traded gaming company that was acquired by International Game Technology in 2001. Mr. Haddrill served as a consultant and member of the board of directors of Anchor Gaming from June 1999 until October 1999. Mr. Haddrill also serves on the Board of Directors of Danka Business Systems PLC, a publicly traded office products company.

     Jeffry W. Baum has served as our Senior Vice President — International Operations since January 2000. From February 1998 until January 2000, Mr. Baum served as our Vice President — International Business Development. From January 1997 until February 1998, Mr. Baum served as Vice President — Sales and Marketing of Haushahn Systems & Engineers, a warehouse management systems and material handling automation provider that is now known as Provia Software. From March 1992 until December 1996, Mr. Baum served as Senior Account Manager at Haushahn. Prior to that, Mr. Baum served in a variety of business development, account management and marketing positions with Logisticon, Inc. and Hewlett-Packard Company.

     Edward K. Quibell has served as our Senior Vice President and Chief Financial Officer since September 2002. From July 2002 until September 2002, Mr. Quibell served as Vice President and Managing Director of our European operations, and from October 2001 until July 2002, he served as our Vice President — Business Development. From August 1998 until September 2001, Mr. Quibell served as Vice President and Chief Financial Officer of CoreNet Services, Inc., a telecommunications infrastructure company. From April 1997 until July

1998, Mr. Quibell served as President and Chief Executive Officer of NewFields Resources, Inc., a provider of outsourced environmental services to the real estate industry.

     Jeffrey S. Mitchell has served as our Senior Vice President — Sales Americas since February 2002. Previously, he served as our Senior Vice President — North American Sales from February 2001 until February 2002, Vice President — North American Sales from May 1999 until February 2001, Vice President — Sales from October 1998 until May 1999, Director of Sales from January 1998 until October 1998, and Sales Manager from April 1997 until January 1998. From April 1995 until April 1997, Mr. Mitchell was a sales representative for Intrepa, L.L.C. (formerly The Summit Group), a provider of warehouse and transportation management packages, which we acquired in October 2000. From May 1991 until April 1995, Mr. Mitchell served in various aspects of account management in the employer services division of Automatic Data Processing, Inc., providing outsource payroll and human resources solutions.

     Deepak Raghavan, has served as a member of our Board of Directors since August 1998. Mr. Raghavan served as our Senior Vice President — Product Strategy from January 2001 until June 2002, as Senior Vice President and Chief Technology Officer from August 1998 until January 2001 and as Chief Technology Officer from our inception in October 1990 until August 1998. From 1987 until 1990, Mr. Raghavan served as a Senior Software Engineer for Infosys Technologies Limited, a software development company, where he specialized in the design and implementation of information systems for the apparel manufacturing industry.

     Brian J. Cassidy has served as a member of our Board of Directors since May 1998. Mr. Cassidy is the co-founder of Webforia Inc., a developer and supplier of computer software applications, and has served as Webforia’s Vice Chairman since April 1996. Prior to forming Webforia, Mr. Cassidy served as Vice President of Business Development of Saros Corporation, a developer of document management software, from January 1993 until March 1996. Prior to joining Saros Corporation, Mr. Cassidy was employed by Oracle Corporation, as Joint Management Director of European Operations and a member of the Executive Management Board from 1983 until 1988 and as Worldwide Vice President of Business Development from 1988 until 1990.

     John J. Huntz, Jr. has served as a member of our Board of Directors since January 1999. Mr. Huntz has served as Managing Director of Fuqua Ventures, LLC, a private equity investment firm since March 1998. Mr. Huntz served as Executive Vice President and Chief Operating Officer of Fuqua Enterprises, Inc., a company that manufactures health-care products, from August 1995 until March 1998 and as its Senior Vice President from March 1994 until August 1995. From September 1989 until January 1994, Mr. Huntz served as the Managing Partner of Noble Ventures International, Inc., a private international investment company. From 1984 until 1989, Mr. Huntz served as Director of Capital Resources for Arthur Young & Company, and from 1979 until 1984, Mr. Huntz was with Harrison Capital, Inc., a venture capital investment subsidiary of Texaco, Inc. Mr. Huntz founded and serves as President of the Atlanta Venture Forum, a risk capital network, and is a board member of the National Venture Capital Association. Mr. Huntz serves as a director of several of the portfolio companies of Fuqua Ventures, LLC. Mr. Huntz is also a member of the Securities and Exchange Commission Executive Committee on Capital Formation.

     Thomas E. Noonan has served as a member of our Board of Directors since January 1999. Mr. Noonan has served as the President and member of the board of directors of Internet Security Systems, Inc., a provider of network security monitoring, detection and response software, since August 1995, and as its Chief Executive Officer and Chairman of the board of directors since November 1996. Prior to joining Internet Security Systems, Mr. Noonan served as Vice President, Sales and Marketing with TSI International, Inc., an electronic commerce company, from October 1994 until August 1995. From November 1989 until October 1994, Mr. Noonan held high-level sales and marketing positions at Dun & Bradstreet Software, a developer of enterprise business software.

     John R. Hardesty has served as a member of our Board of Directors since July 2000. Since 1995, Mr. Hardesty has served as owner and Chairman of the Board of Directors of Thermo Dynamics, Inc., a quartz manufacturing company. In addition, Mr. Hardesty has been self-employed as an investor since March 1995. From 1987 until 1995, Mr. Hardesty was the owner and Chairman of the Board of Dixson, Inc., a manufacturer of electronic instruments for the heavy-duty truck market and process control market.

Item 2. Properties

     Our principal administrative, sales, marketing, support and research and development facility is located in approximately 137,868 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through March 31, 2008. At this time, our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future. We also occupy facilities under multi-year agreements in Bracknell, United Kingdom, Utrecht, The Netherlands, Bangalore, India and Australia. We also occupy offices under short-term agreements in other geographical regions.

Item 3. Legal Proceedings

     Many of our installations involve products that are critical to the operations of our clients’ businesses. Any failure in our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in our contracts will be enforceable in all instances. We are not currently a party to any material legal proceeding that would require disclosure under this Item.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

     Our common stock is traded on the Nasdaq National Market under the symbol “MANH”. The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq National Market for the periods indicated:

Fiscal Period	High Price	Low Price

2001
First Quarter	$42.88	$15.56
Second Quarter	40.01	10.94
Third Quarter	39.43	12.90
Fourth Quarter	35.78	17.22
2002
First Quarter	$39.00	$24.02
Second Quarter	39.55	24.99
Third Quarter	30.10	13.52
Fourth Quarter	30.04	12.94

     The closing sale price of our common stock as reported by the Nasdaq National Market on March 28, 2003 was $17.38. The number of shareholders of record of our common stock as of March 28, 2003 was approximately 50.

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

     The following table provides information regarding our current equity compensation plans as of December 31, 2002:

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans

Equity compensation plans approved by security holders	6,328,442	$21.08	1,023,224
Equity compensation plans not approved by security holders	—	—	—
Total	6,328,442	$21.08	1,023,224

     Additional information regarding our equity compensation plans can be found in Note 3 of the Notes to our Consolidated Financial Statements.

Item 6. Selected Consolidated Financial Data

     You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2000, 2001 and 2002, and the balance sheet data as of December 31, 2001 and 2002, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 1998 and 1999, and the balance sheet data as of December 31, 1998, 1999 and 2000, are derived from the audited financial statements not included herein. Historical and pro forma results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Statement of Income Data:
Revenue:
Software fees	$13,816	$14,578	$26,190	$35,436	$40,233
Services	32,358	52,889	81,085	97,510	110,516
Hardware and other	18,515	17,831	31,344	27,760	22,675
Recovery (allowance) relating to bankrupt customer (2)	—	—	—	(4,328)	2,297

Total revenue	64,689	85,298	138,619	156,378	175,721
Costs and expenses:
Cost of software fees	702	1,190	1,239	1,455	1,927
Cost of services	15,286	30,643	34,299	42,372	46,611
Cost of hardware and other	14,415	14,532	26,345	23,092	19,027
Research and development	7,429	10,201	16,106	19,413	20,780
Sales and marketing	9,045	14,344	18,051	22,334	26,413
General and administrative	6,577	12,849	15,123	18,822	20,943
In-process research and development and acquisition-related charges	1,602	—	3,001	—	1,470
Amortization of acquisition-related intangibles	372	1,102	1,165	5,240	1,772

Total costs and expenses	55,428	84,861	115,329	132,728	138,943

Income from operations	9,261	437	23,290	23,650	36,778
Other income, net	1,070	1,218	2,718	2,059	2,801

Income before income taxes	10,331	1,655	26,008	25,709	39,579
Income tax expense (benefit):
Tax provision as a “C” corporation	3,329	554	9,740	9,522	14,383
Deferred tax adjustment	(316)	—	—	—	—

Net income	$7,318	$1,101	$16,268	$16,187	$25,196

Diluted net income per share	$0.29	$0.04	$0.53	$0.53	$0.83

Shares used in computing diluted net income per share	25,651	26,553	30,453	30,742	30,451

Income before pro forma income taxes	$10,331
Pro forma income taxes(1)	4,244

Pro forma net income(1)	$6,087

Pro forma diluted net income per share	$0.24

Shares used in computing pro forma diluted net income per share	25,686

	December 31,

	1998	1999	2000	2001	2002

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$32,763	$39,915	$67,667	$104,189	$121,857
Working capital	44,561	46,948	70,192	101,224	124,679
Total assets	67,778	80,943	152,406	180,720	220,196
Long-term portion of capital lease obligations and note payable	840	799	5,866	2,182	240
Total shareholders’ equity	55,638	58,626	110,032	141,204	185,286

(1)	In connection with the conversion from limited liability company status on April 23, 1998, we became subject to federal and state corporate income taxes. Pro forma net income is presented as if we had been subject to corporate income taxes for all periods presented.

(2)	In connection with a significant customer filing for bankruptcy under Chapter 11 of the United States Bankruptcy Code, an allowance of $4.3 million was recorded to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. In the fourth quarter of 2002, $2.3 million of the allowance was recovered. See Note 1 of Notes to Consolidated Financial Statements for further details.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     We are a leading global provider of technology-based solutions to improve the effectiveness of and the efficiencies within and across the supply chain. Our solutions, which consist of software, services and hardware, enhance distribution and transportation efficiencies through the real-time integration of supply chain constituents, including manufacturers, distributors, retailers, suppliers, transportation providers and consumers. Our software provides solutions for the four principal elements of supply chain execution, or SCE: warehouse management; transportation management; trading partner management; and performance management. Warehouse management solutions include the performance of the many processes that take place in the warehouse and distribution center, beginning with the placement of an order by a customer and ending with the order fulfillment process. Transportation management solutions include functionality that allows a company to optimally procure, plan and execute transportation services, including the delivery of the order to the end customer. Trading partner management solutions provide real-time synchronization of key processes and their associated information flows across the supply chain, including customer process synchronization, supplier process management, global inventory visibility and supply chain event management. Performance management solutions use analytic tools that allow distribution center managers to monitor events within the supply chain cycle, analyze historical data and generate reports. We also provide services, including design, configuration, implementation and training services, plus customer support services and software enhancement subscriptions.

Critical Accounting Policies and Estimates

     The consolidated financial statements include accounts of the Company and all subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenues and Revenue Recognition

     Revenue recognition rules for software companies are very complex. Although we follow very specific and detailed guidelines in measuring revenue, certain judgments affect the application of our revenue recognition policy. The complexity of the revenue recognition rules and estimates inherent in the revenue recognition process makes revenue results difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

     Our revenues consist of fees from the licensing of software; fees from consulting, implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions; and sales of hardware.

     We recognize software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Under SOP 97-2, we recognize software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized under the percentage of completion method.

     Fees from professional services performed by us are generally billed on an hourly basis, and revenue is recognized as the services are performed. From time to time, we will enter into professional services agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a percent complete basis based on the hours incurred. Project losses are provided for in their entirety in the period in which they become known. Fees from customer support services and software enhancement subscriptions are generally paid in advance and recognized as revenue ratably over the term of the agreement, typically 12 months.

     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, which are integrated with and complementary to our software solutions. These products include computer equipment, radio frequency terminal networks, bar code printers and scanners and other peripherals. We generally purchase hardware from our vendors only after receiving an order from a customer, and revenue is recognized upon shipment by the vendor to the customer.

Accounts Receivable

     We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in aggregate accounted for 22%, 21% and 16% of total revenue for each of the years ended December 31, 2000, 2001, and 2002, respectively. Sales to one customer (“the significant customer”) accounted for approximately 10% of total revenue for the year ended December 31, 2001. Most of the revenue from the significant customer in 2001 arose from purchases of hardware. No single customer accounted for more than 10% of revenue in 2000 or 2002. Accounts receivable from the significant customer on December 31, 2001 was approximately $4.3 million.

     On January 22, 2002, the significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. The allowance included approximately $2.3 million of software fees, $1.6 million of fees for professional services and $0.4 million of hardware. In September 2002, the United States Bankruptcy Court for the Northern District of Illinois Eastern Division authorized the significant customer’s request to assume the software license, services, support and enhancement agreement. With the appeals process completed in October 2002, we recovered approximately $2.3 million during the fourth quarter of 2002.

Valuation of long-lived and intangible assets and goodwill

     Our business acquisitions have resulted in, and future acquisitions typically will result in, the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as capitalized technology and other definite-lived intangible assets.

     In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased amortizing goodwill and other intangible assets with indefinite lives. In lieu of amortization, we perform annual impairment reviews. We completed the initial impairment review of our goodwill and other intangible assets with indefinite lives on June 30, 2002 as required by SFAS No. 142 and no impairment losses were recognized. Additionally, we performed our periodic review of our goodwill and other intangible assets for impairment as of December 31, 2002, and did not identify any asset impairment as a result of the review. We will continue to test for impairment on an annual basis as of December 31, or on an interim basis if circumstances change that would indicate the possibility of an impairment. The impairment review requires an analysis of future projections and assumptions about the Company’s operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This new Statement also supercedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 requires that we evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS No. 144 will require expected future operating losses from discontinued operations to be reported as discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this Statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this Statement did not have a significant impact on the Company’s financial statements.

Acquisitions

     On October 24, 2000, we acquired substantially all of the assets of Intepra, L.L.C. (“Intepra”) for a purchase price of approximately $31.0 million. Intepra was a provider of warehouse management and transportation management solutions. We completed the acquisition to enhance our product offering and to expand our customer base. The purchase price consisted of a cash payment of $13.0 million, the issuance of approximately $10.0 million of our $.01 par value per share common stock (totaling 236,957 shares), and the issuance by us of a promissory note for $7.0 million. We also incurred approximately $0.9 million of transaction costs related to the acquisition. The purchase price included the assumption of substantially all of the liabilities of Intepra, including immediate payment by us of the remaining $2.0 million of principal and up to $15,000 of interest on a promissory note previously issued by Intepra. The acquisition was accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price was allocated to net liabilities assumed of $2.6 million, acquired in-process research and development of $2.4 million, acquired developed technology of $7.5 million, and other intangible assets of $23.5 million. Values assigned to the acquired in-process research and development (“IPRD”) were determined using the income approach. To determine the value of the IPRD, we considered, among other factors, the state of development of each project, the time and costs required to complete each project, expected income and associated risks, which included the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in amounts assigned to IPRD for projects that had not yet reached technological feasibility and do not have alternative future uses. Acquired developed technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Approximately $1.3 million of other intangible assets are being amortized over a seven-year useful life. The remaining $22.2 million of goodwill was amortized until December 31, 2001, which resulted in accumulated amortization expense of approximately $3.7 million. Effective January 1, 2002, the other indefinite-lived intangible assets are no longer being amortized, but are being reviewed for impairment on at least an annual basis.

     On December 31, 2002, we acquired certain assets of Logistics.com, Inc. from Internet Capital Group for a cash payment of approximately $21.2 million. The acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price has been allocated to net assets assumed of $0.7 million, acquired in-process research and development of $1.5 million, acquired developed technology of $1.5 million, and other intangible assets of $17.5 million. Values assigned to the acquired in-process research and development (“IPRD”) were determined using the income approach. To determine the value of the IPRD, we considered, among other factors, the state of development of each project, the time and costs required to complete each project, expected income and associated risks, which included the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in amounts assigned to IPRD for projects that had not yet reach technological feasibility and do not have alternative future uses. Acquired developed technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Approximately $2.9 million and $0.4 million of the other intangible assets are being amortized over seven-year and two-year useful lives, respectively. The remaining $14.2 million of goodwill and other intangible assets will not be amortized, but will be reviewed for impairment on an annual basis. The allocation of purchase price is based on preliminary estimates of the fair value and the estimated useful life of the acquired assets and is subject to revision based upon the finalization of management’s assessment of the fair value and estimated useful life of the acquired net assets, particularly intangible assets. Changes in the allocation of purchase price will be limited to changes to the estimated useful lives of other identified intangible assets, possibly resulting in a change in the allocation between indefinite-lived assets, which are not amortized, but rather are tested for impairment, and definite-lived assets, which are amortized over their useful lives.

Results of Operations

     The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain items reflected in our consolidated statements of income:

	Year Ended December 31,

	2000	2001	2002

Statement of Income Data:
Revenue:
Software fees	18.9%	22.7%	22.9%
Services	58.5	62.4	62.9
Hardware and other	22.6	17.7	12.9
Recovery (allowance) for bankrupt customer	—	(2.8)	1.3

Total revenue	100.0	100.0	100.0

Costs and expenses:
Cost of software fees	0.9	1.0	1.1
Cost of services	24.7	27.1	26.5
Cost of hardware and other	19.0	14.8	10.9
Research and development	11.6	12.4	11.8
Sales and marketing	13.0	14.3	15.0
General and administrative	10.9	12.0	11.9
In-process research and development and acquisition-related charges	2.2	—	0.9
Amortization of acquisition-related intangibles	0.9	3.3	1.0

Total operating expenses	83.2	84.9	79.1

Income from operations	16.8	15.1	20.9
Other income, net	2.0	1.3	1.6

Income before income taxes	18.8	16.4	22.5
Income tax provision	7.1	6.1	8.2

Net income	11.7%	10.3%	14.3%

Years Ended December 31, 2000, 2001 and 2002

Revenue

     Our revenue consists of fees generated from the licensing of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment, which are considered non-strategic. Total revenue increased 12.8% from $138.6 million in 2000 to $156.4 million in 2001, reflecting an overall growth in demand for our SCE solutions. Total revenue increased 12.4% from $156.4 million in 2001 to $175.7 million in 2002, reflecting continued growth in fees from licensing software and professional services partially offset by an 18.3% decline in non-strategic hardware sales. We believe our revenue growth in 2002 is attributable to several factors, including, among others, geographic expansion, our market leadership positions as to breadth of product offerings and financial stability and a compelling return on investment proposition for our customers. In spite of the increase in software fees and services revenue over the prior year, we have continued to experience effects from the deterioration of the United States’ and European economies in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that prolonged continuation of or further deterioration in the current macro-economic conditions and business climates within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our operations. There remains much uncertainty as to whether the macro-economic and business environmental conditions will further deteriorate or improve in the near future, making forecasting difficult.

     Software Fees. Software fees increased from $26.2 million in 2000 to $35.4 million in 2001, an increase of $9.2 million or 35.3%. Software fees increased from $35.4 million in 2001 to $40.2 million in 2002, an increase of $4.8 million or 13.5%. The increases in software fees were principally due to increases in: (i) sales of software licenses outside of the United States, which accounted for approximately 13%, 22% and 20% of software fees in 2000, 2001 and 2002, respectively; and (ii) sales of new products, including our lower cost Warehouse Management product, Trading Partner Management products, Performance Management products, and the Billing Management module, all of which collectively accounted for approximately 2.5%, 11.0% and 18.7% of software fees in 2000,

2001 and 2002, respectively. Additionally, we have experienced an increase in sales of our warehouse management systems, our flagship product, due to growing market acceptance for warehouse management systems and increased product functionality. Also see the discussion below regarding Recovery (allowance) relating to Bankrupt Customer.

     Services. Services revenue increased from $81.1 million in 2000 to $97.5 million in 2001, an increase of $16.4 million or 20.2%. Services revenue increased from $97.5 million in 2001 to $110.5 million in 2002, an increase of $13.0 million or 13.3%. The increases in services revenue were principally due to: (i) increases in engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base; and (iii) greater average billing rates as a result of an increase in the percentage of billed time by more experienced services personnel. During the economic downturn, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. Also see the discussion below regarding Recovery (allowance) relating to Bankrupt Customer.

     Hardware and other. Hardware and other revenue decreased from $31.3 million in 2000 to $27.8 million in 2001, a decrease of $3.5 million or 11.4%. Hardware and other revenue decreased from $27.8 million in 2001 to $22.7 million in 2002, a decrease of $5.1 million or 18.3%. Sales of hardware are non-strategic and largely dependent upon customer-specific desires. Sales of hardware decreased $3.2 million, or 12.3%, from approximately $25.8 million in 2000 to approximately $22.7 million in 2001. Sales of hardware decreased $5.4 million, or 23.7%, from approximately $22.7 million in 2001 to approximately $17.3 million in 2002. The decreases in hardware sales during 2001 and 2002 are attributable to customers’ desires in the current macro-economic environment to buy hardware from other suppliers offering greater discounts, combined with increased sales of our Optimize Suite of products, which require less hardware than PkMS, and increased sales of software licenses outside of the United States where customers have historically not bought hardware from us. As described in the Notes to Consolidated Financial Statements, reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For 2000, 2001 and 2002, reimbursements by customers for out-of-pocket expenses were approximately $5.5 million, $5.1 million and $5.4 million, respectively.

     Recovery (allowance) relating to Bankrupt Customer. On January 22, 2002, a significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. The allowance included approximately $2.3 million of software fees, $1.6 million of fees for professional services and $0.4 million of hardware. In September 2002, the United States Bankruptcy Court for the Northern District of Illinois Eastern Division authorized the significant customer’s request to assume the software license, services, support and enhancement agreement. With the appeals process completed in October 2002, we recovered approximately $2.3 million of the allowance during the fourth quarter of 2002.

Costs and Expenses

     Cost of Software Fees. Cost of software fees consists of the costs associated with software reproduction and delivery; media, packaging, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of research and development costs capitalized. Cost of software fees was $1.2 million, $1.5 million and $1.9 million, which represents 4.7%, 4.1% and 4.8% of software fees for 2000, 2001 and 2002, respectively.

     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services increased from $34.3 million in 2000, or 42.3% of services revenue, to $42.4 million in 2001, or 43.5% of services revenue, to $46.6 million in 2002, or 42.2% of services revenue. The increases in cost of services were directly related to increases in the number of employees and contracted personnel dedicated to the delivery of professional services. The slight increase in cost of services as a percent of services revenue in 2001 was attributable to additional costs associated with our growing international business, including the temporary use of U.S. and contracted personnel on international engagements and the costs to hire and train our growing international services organization, coupled with market pricing pressures in a slower economy.

     Cost of Hardware and other. Cost of hardware and other decreased from $26.3 million in 2000, or 84.1% of hardware revenue, to $23.1 million in 2001, or 83.2% of hardware revenue, and to $19.0 million in 2002, or 83.9% of hardware revenue. The decreases in cost of hardware and other are directly related to the amount of hardware sold. Cost of hardware as a percentage of hardware sales fluctuates depending upon the type of equipment sold and the discount we are willing to provide. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $5.5 million, $5.1 million and $5.4 million for 2000, 2001 and 2002, respectively.

     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs of personnel involved in our product development efforts. Our research and development expenses increased from $16.1 million in 2000, or 11.6% of total revenue, to $19.4 million in 2001, or 12.4% of total revenue, to $20.8 million in 2002, or 11.8% of total revenue. The increases in research and development expenses are principally attributable to a greater number of employees and contracted personnel dedicated to the development and enhancement of our products, annual compensation increases and the initial start up costs associated with our offshore development center in India during 2002. Our principal research and development activities in 2002 focused on the enhancement of all existing product lines with additional functionality. See further discussion on research and development in Item 1. Business and in Exhibit 99.1. Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which the Company has a detailed program design on a working model of the related product, depending upon the type of development effort. For the years ended December 31, 2000 and 2002, the Company capitalized no research and development costs because the costs between the attainment of technological feasibility for the related software product through the date of general release were insignificant. During 2001, we made payments of approximately $717,000 to an outside research and development organization to internationalize PkMS into Japanese, German, French and Spanish. These payments have been capitalized as Other Assets and are being amortized over a three-year period.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased from $18.1 million in 2000, or 13.0% of total revenue, to $22.3 million in 2001, or 14.3% of total revenue, to $26.4 million in 2002, or 15.0% of total revenue. The increases in sales and marketing expenses, as a percent of revenues and in absolute dollars, are principally attributable to: (i) growth in the number of international and domestic sales and marketing personnel; (ii) greater incentive compensation paid on greater level of sales; and (iii) continued expansion of our sales and marketing programs around our SCE offerings. The increases in sales and marketing expenses as a percent of total revenue were principally attributable to increases in expenditures to staff, brand and launch newly developed and acquired products.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as facilities, depreciation and amortization of tangible assets, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased from $15.1 million in 2000, or 10.9% of total revenue, to $18.8 million in 2001, or 12.0% of total revenue, to $20.9 million in 2002, or 11.9% of total revenue. The increases in general and administrative expenses were principally attributable to increased depreciation and amortization expense, executive compensation and administrative costs and personnel needed to grow our business and improve our infrastructure. We were able to leverage our infrastructure substantially in 2000 with the growth in our business. Growth within our international operations, representing 19% of revenues in 2002, as compared to 17% and 11% of revenues in 2001 and 2000, respectively, required additional investments in infrastructure in 2001 and 2002. Depreciation expense included in general and administrative expenses was $4.3 million, $5.7 million and $6.3 million during 2000, 2001 and 2002, respectively.

     In-Process Research and Development and Acquisition-Related Charges. On October 24, 2000, we acquired substantially all of the assets of Intrepa, L.L.C. (“Intrepa”) for a purchase price of approximately $31.0 million. The acquisition was accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price was allocated to net liabilities assumed of $2.6 million, acquired in-process research and development of $2.4 million, acquired developed technology of $7.5 million, and other intangible assets of $23.3 million. In connection with this acquisition, we realigned our resources, which resulted in severance-related expenses of $576,000 during the quarter ended December 31, 2000.

     On December 31, 2002, we acquired certain assets of Logistics.com, Inc. from Internet Capital Group for a one-time cash payment of approximately $21.2 million. The acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price has been allocated to net assets assumed of $0.7 million, acquired in-process research and development of $1.5 million, acquired developed technology of $1.5 million, and other intangible assets of $17.5 million.

     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other intangible assets as part of the purchase accounting associated with three acquisitions: (i) the acquisition of Performance Analysis Corporation in February 1998; (ii) the acquisition of certain assets of Kurt Salmon Associates in October 1998; and (iii) the acquisition of Intrepa in October 2000. Amortization of acquisition-related intangibles increased from $1.2 million in 2000, or 0.9% of total revenue, to $5.2 million in 2001, or 3.3% of total revenue, and decreased to $1.8 million in 2002, or 1.0% of total revenue. The increase in 2001 was attributable to amortization expense of $4.9 million in 2001 associated with the acquisition of Intrepa. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill and certain intangible assets, including those recorded in past business combinations and existing as of June 30, 2001, no longer be amortized to earnings, but instead be tested for impairment at least annually. The decrease in amortization expense from 2001 to 2002 was the direct result of the adoption of SFAS 142 on January 1, 2002.

     Operating Income. Operating income increased from $23.3 million in 2000, or 16.8% of total revenue, to $23.7 million in 2001, or 15.1% of total revenue, to $36.8 million in 2002, or 20.9% of total revenue. The increases in operating income represent a combination of growth in higher margin software and services fees and improved efficiencies across all areas of our business. Operating income for 2000 reflects charges for in-process research and development and severance-related expenses totaling $3.0 million associated with the acquisition of Intrepa and non-cash, acquisition-related intangible asset amortization totaling $1.2 million. Operating income for 2001 reflects an allowance for a bankrupt customer totaling $4.3 million and non-cash, acquisition-related intangible asset amortization totaling $5.2 million. Operating income for 2002 reflects a recovery relating to the bankrupt customer totaling $2.3 million; a charge for in-process research and development totaling $1.5 million associated with the acquisition of Logistics.com and non-cash, acquisition-related intangible asset amortization totaling $1.8 million, all as discussed above. Excluding these items, non-GAAP operating income would be $27.5 million, or 19.8% of total revenues, in 2000, $33.2 million, or 20.7% of total revenues, in 2001 and $37.7 million, or 21.8% of total revenues, in 2002. See reconciliation of non-GAAP operating income included at the end of this section.

     Interest Income and Interest Expense. Interest income decreased from $3.1 million in 2000, or 2.3% of total revenue, to $2.7 million in 2001, or 1.7% of total revenue, and decreased to $2.1 million in 2002, or 1.2% of total revenue. The decrease in interest income in 2001 and 2002 was due to an overall decline in market interest rates. Interest expense increased from $284,000 in 2000 to $586,000 in 2001, and decreased to $147,000 in 2002. The increase in interest expense in 2001 was attributable to the note payable to Intrepa, which was outstanding for twelve months in 2001 compared to two months in 2000. The decrease in interest expense in 2002 was attributable to the $5.3 million note payable to Intrepa being prepaid in full in April 2002.

     Other Income (Expense), Net. Other income (expense), net, principally includes foreign exchange gains and losses. Other income (expense), net, increased from a net expense of $123,000 in 2000 to a net expense of $44,000 in 2001 and increased to a net gain of $850,000 in 2002. The increase in other income, net, in 2002 was due to foreign currency gains recognized, which resulted from the weakening of the U.S. dollar relative to other foreign currencies, primarily the British Pound and Euro.

Income Taxes

     Provision for Income Taxes. The provision for income taxes was $9.7 million in 2000, compared to $9.5 million in 2001, and $14.4 million in 2002. The slight decrease in the provision for income taxes for 2001 is attributable to an increase in income generated in countries with lower tax rates. The increase in the provision for income taxes for 2002 is attributable to the increase in income before income taxes in 2002. Our effective income tax rates were 37.5%, 37.0% and 36.3% in 2000, 2001 and 2002, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The slight decrease in the tax rate in 2001 is attributable to an increase in income generated in countries with lower tax rates. The decrease in the tax rate in 2002 is attributable to an increase in income generated in countries with lower tax rates along with an increase in research and development credits. The provisions for income taxes for 2000, 2001 and 2002 do not include the $13.5 million, $9.0 million and $14.0 million of tax benefits realized from stock options exercised during the years, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

Earnings per Share

     Net Income per Share. Net income was $16.3 million, or 11.7% of total revenue and $0.53 per diluted share for the year ended December 31, 2000. Net income was $16.2 million, or 10.3% of total revenue and $0.53 per diluted share for the year ended December 31, 2001. Net income was $25.2 million, or 14.3% of total revenue and $0.83 per diluted share for the year ended December 31, 2002. Excluding the effect of the in-process research and development and acquisition-related charges, adjustments relating to the bankrupt customer and amortization of acquisition-related intangibles, non-GAAP net income for the years ended December 31, 2000, 2001 and 2002 was $18.9 million, $22.2 million and $25.8 million, respectively. This represents 13.6%, 13.8% and 14.9% of total revenues, or $0.62, $0.72 and $0.85 per diluted share for the years ended December 31, 2000, 2001 and 2002, respectively. See reconciliation of non-GAAP net income included at the end of this section.

Adjusted Results of Operations

     The following summary of adjusted consolidated selected statement of income data presents our non-GAAP results of operations for each of the three years in the period ended December 31, 2002, excluding: amortization of acquisition-related intangibles; the write-off of in-process research and development and other acquisition-related charges associated with the acquisitions of Intrepa and Logistics.com; and the recovery and allowance for a significant bankrupt customer. We believe the exclusion of these items provide stockholders and potential investors a relevant summary of the results of our operations as they relate to our ongoing core business, and we use these measures internally to evaluate our operating performance. This information is not to be construed as a measurement of profitability under accounting principles generally accepted in the United States and is not to be accepted or used as an alternative to net income. Additionally, the adjusted results of operations, as presented, may not be consistent with measures used by other companies.

	Year Ended December 31,

	2000	2001	2002

	(In thousands, except per share data)
Adjusted Consolidated Statement of Income Data:
Revenues	$138,619	$160,706	$173,424
Costs and expenses	111,163	127,488	135,701

Income from operations	27,456	33,218	37,723
Other income, net	2,718	2,059	2,801

Income before income taxes	30,174	35,277	40,524
Income tax expense:
Tax provision	11,302	13,062	14,726

Net income	$18,872	$22,215	$25,798

Diluted net income per share	$0.62	$0.72	$0.85

Shares used in computing diluted net income per share	30,453	30,742	30,451

     The following is a reconciliation of GAAP revenue, income from operations and net income to the amounts presented above:

GAAP revenue	$138,619	$156,378	$175,721
(Recovery) allowance relating to bankrupt customer	—	4,328	(2,297)

Net effect of adjustments	—	4,328	(2,297)

Adjusted revenue	$138,619	$160,706	$173,424

GAAP income from operations	$23,290	$23,650	$36,778
(Recovery) allowance relating to bankrupt customer	—	4,328	(2,297)
Amortization of acquisition-related intangibles	1,165	5,240	1,772
In-process research and development and other acquisition- related charges	3,001	—	1,470

Net effect of adjustments	4,166	9,568	945

Adjusted income from operations	$27,456	$33,218	$37,723

GAAP net income	$16,268	$16,187	$25,196
(Recovery) allowance relating to bankrupt customer	—	4,328	(2,297)
Amortization of acquisition-related intangibles	1,165	5,240	1,772
In-process research and development and other acquisition- related charges	3,001	—	1,470
Income tax effect of excluded items	(1,562)	(3,540)	(343)

Net effect of adjustments	2,604	6,028	602

Adjusted net income	$18,872	$22,215	$25,798

Liquidity and Capital Resources

     During 2001 and 2002, we have funded our operations primarily through cash generated from operations. As of December 31, 2001, we had $104.2 million in cash, cash equivalents and short-term investments compared to $121.9 million at December 31, 2002.

     Our operating activities provided cash of $36.4 million in 2000, $39.4 million in 2001 and $46.0 million in 2002. During 2001, cash from operating activities arose principally from operating income, improved payments on accounts by customers, an accelerated refund of income taxes and substantial income tax benefits arising from exercises of stock options by employees. Days sales outstanding declined from 69 days at December 31, 2000 to 58 days at December 31, 2001. Cash from operating activities for 2002 arose principally from a substantial increase in operating income, the substantial income tax benefits arising from exercises of stock options by employees, partially off-set by the increase in accounts receivable. Days sales outstanding increased from 58 days at December 31, 2001 to 65 days at December 31, 2002. Days sales outstanding as of December 31, 2001 was positively impacted by an unusually large hardware sale in the fourth quarter of 2001, which was collected prior to December 31, 2001.

     Our investing activities used approximately $14.3 million, $10.3 million and $64.2 million for the years ended December 31, 2000, 2001 and 2002, respectively. During 2001, our principal uses of cash were $6.1 million for purchases of capital equipment and net purchases of $3.5 million in short-term investments. During 2002, our principal uses of cash were $21.2 million for the acquisition of Logistics.com, $6.0 million for purchases of capital equipment to support our business and infrastructure and net purchases of $37.1 million in short-term investments.

     Our financing activities provided approximately $9.1 million in 2000 and $3.9 million in 2001 and used approximately $0.9 million in 2002. The principal sources and uses of cash from financing activities for 2001 and 2002 were the proceeds from the issuance of our common stock pursuant to the exercise of stock options, reduced by payments for notes payable either assumed or issued in conjunction with the acquisition of Intrepa. Also during 2001 and 2002, we purchased 65,000 and 260,000 shares of our common stock, respectively, for approximately $0.9 million and $4.1 million. These purchases were through open market transactions as part of a publicly-announced buy-back program.

     We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

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

     Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 on January 1, 2002. Adoption of this statement resulted in no goodwill impairment losses and had no impact on our financial position as of January 1, 2002. In addition, the remaining useful lives of amortizable intangible assets were reviewed and deemed appropriate. The following reflects our results of operations as they would have appeared if we had not recorded amortization expense for goodwill and intangible assets with indefinite lives, net of taxes, during 2000 and 2001:

	2000	2001	2002

	(in thousands)
Reported net income	$16,268	$16,187	$25,196
Add back goodwill amortization, net of tax	482	2,124	—

Adjusted net income	$16,750	$18,311	$25,196
Basic net income per share — as reported	$0.65	$0.60	$0.88
Basic net income per share — adjusted	$0.67	$0.68	$0.88
Diluted net income per share — as reported	$0.53	$0.53	$0.83
Diluted net income per share — adjusted	$0.55	$0.60	$0.83

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

     In January 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” EITF No. 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. During 2000 and 2001, we classified reimbursed out-of-pocket expenses as a reduction of operating expenses. We adopted this guidance effective January 1, 2002. Our adoption of EITF No. 01-14 resulted in increased hardware and other revenue and increased costs of hardware and other. Our results of operations for prior periods have been reclassified to conform to the new presentation. The total amount of expense reimbursement recorded to expense was $5.5 million, $5.1 million and $5.4 million for 2000, 2001 and 2002, respectively. Our adoption of EITF No. 01-14 will not affect our net income or loss in any past or future periods.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for restructuring activities commencing after December 31, 2002 and will have the effect of delaying the recognition of costs of any restructuring activities of the Company.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial statements.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been adopted by us in the notes to the financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on our financial position and results of operations.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of December 31, 2002. We will apply the consolidation requirement of the interpretation in future periods if we acquire any interest in any variable interest entity.

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

     Total international revenue was approximately $15.1 million, $26.6 million and $33.4 million for the years ended December 31, 2000, 2001 and 2002, respectively, which represents approximately 11%, 17% and 19% of our total revenue for the years ended December 31, 2000, 2001 and 2002, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

     We conduct our direct European operations principally out of an office in the United Kingdom, consisting of approximately 115 employees. Total revenue for European operations was approximately $10.5 million, $22.5 million and $29.3 million for the years ended December 31, 2000, 2001 and 2002, respectively, which represents approximately 8%, 14% and 17% of our total revenue for the years ended December 31, 2000, 2001 and 2002, respectively. Total net income for Europe was approximately $1.2 million, $2.2 million and $1.4 million for the years ended December 31, 2000, 2001 and 2002, respectively. These transactions are typically denominated in British Pounds and Euros. A fluctuation of 10% in the average exchange rate of the British Pound and Euro relative to the US dollar during 2002 would have resulted in an increase or decrease in net income of approximately $150,000.

     We recognized a foreign exchange rate loss of approximately $130,000 during 2000 and foreign exchange rate gains of approximately $7,000 in 2001 and $830,000 in 2002, classified in “Other income, net” on our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2002 relative to the US dollar would result in approximately a $400,000 change in the reported foreign currency gain.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at December 31, 2002 was approximately 1.4%, as compared to 1.7% at December 31, 2001. The fair value of cash equivalents and short-term investments held at December 31, 2002 was $114.8 million. Based on the average investments outstanding during 2002, an increase or decrease of 25 basis points would result in an increase or decrease to interest income of approximately $270,000 from the reported interest income.

Item 8. Financial Statements and Supplementary Data

     Financial Statements

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Manhattan Associates, Inc.

     We have audited the accompanying consolidated balance sheet of Manhattan Associates, Inc. and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flow for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) as of December 31, 2002, and for the year then ended. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of the Company as of December 31, 2001, and for the two years then ended were audited by other auditors who have ceased operations and whose reports dated January 31, 2002 expressed an unqualified opinion on those financial statements and schedule before the restatement adjustments described in Notes 1, 3 and 7.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statements of Financial Accounting Standards No. 141, Business Combination, and No. 142, Goodwill and Other Intangible Assets. Also, as described in Note 1, in 2002 the Company changed its method of presenting reimbursements of out-of-pocket expenses in the Consolidated Statements of Income upon adoption of Emerging Issues Task Force Issue 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.

     As discussed above, the consolidated financial statements and schedule of the Company as of December 31, 2001, and for the two years then ended were audited by other auditors who have ceased operations. As discussed in Note 1, the consolidated financial statements of the Company as of December 31, 2001, and for the two years then ended have been revised to reclassify certain assets included in Intangible assets, net of accumulated amortization in the prior year financial statements to Acquisition-related intangible assets, net, Goodwill and intangible assets with indefinite lives, net and Other assets in the Consolidated Balance Sheets. Additionally, Interest income and Interest expense included in Other income (expense), net, in the prior years’ financial statements were reclassified to Interest income and Interest Expense in the Consolidated Statements of Income. Our audit procedures with respect to the adjustments included agreeing all of the assets and income statement amounts reclassified to the Company’s underlying records obtained from management.

     Also, the consolidated financial statements of the Company as of December 31, 2001, and for the two years then ended have been restated to include the income tax effect for Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet and Consolidated Statements of Shareholders’ Equity. Additionally, Note 1 has been revised to disclose additional detail with respect to the components of Accumulated other comprehensive income (loss) as of December 31, 2001. Our audit procedures with respect to the adjustments and additional detail included (a) agreeing the Accumulated other comprehensive income (loss), net of related income taxes, the Deferred income taxes balances, and the components of Accumulated other comprehensive income (loss) to the Company’s underlying records obtained from management and (b) testing the mathematical accuracy of the application of those restatement adjustments to the previously reported amounts of Accumulated other comprehensive income (loss) and Deferred income taxes and the additional detail included in Note 1.

     Also, as discussed in Notes 1 and 7, the consolidated financial statements of the Company as of December 31, 2001, and for the two years then ended have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Notes 1 and 7 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company’s underlying records obtained from management, (c) agreeing all 2001 separate asset and accumulated amortization balances as disclosed for individual intangibles to the Company’s underlying accounting records obtained from management,

(d) agreeing all 2001 and 2000 amortization expense disclosures to the Company’s underlying accounting records obtained from management and (e) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income.

     Also, as discussed in Notes 1 and 3, the consolidated financial statements of the Company as of December 31, 2001 and for the two years then ended have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was adopted by the Company as of December 31, 2002. Our audit procedures with respect to the disclosures in Note 1 for 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing compensation expense and pro forma compensation expense (including any related tax effects) related to those periods to the Company’s underlying records obtained from management and (c) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income and related earnings per share amounts.

     Also, the disclosures in Note 2 of the consolidated financial statements of the Company as of December 31, 2001, have been revised to disclose additional detail with respect to the Net operating loss carryforwards and Valuation allowance. Our audit procedures with respect to this additional detail included (a) agreeing the Net operating loss carryforwards and Valuation allowance balances to the Company’s underlying records obtained from management and (b) testing the mathematical accuracy of the revisions to the table included in Note 2.

     Also, as discussed in Note 1, the consolidated financial statements of the Company for the two years ended December 31, 2001 have been revised to reclassify reimbursements received for out-of-pocket expenses previously recorded as a reduction of operating expenses to hardware and other revenue and an increase in cost of hardware and other revenue required by Emerging Issues Task Force Issue 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, which was adopted by the Company in 2002. Our audit procedures with respect to these reclassifications for 2001 and 2000 included (a) agreeing the amounts of reimbursed out-of-pocket expenses related to those periods to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the application of these reclassification adjustments to the previously reported amounts of hardware and other revenue and cost of hardware and other.

     In our opinion, the disclosures and restatements for 2001 and 2000 with respect to the matters referred to in the preceding six paragraphs are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and restatements and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

ERNST & YOUNG LLP

Atlanta, Georgia
February 11, 2003

Note: This is a copy of a report previously issued by Arthur Andersen LLP, the Company’s former independent accountants. The Arthur Andersen LLP report refers to certain financial information for the year ended December 31, 1999 and certain balance sheet information at December 31, 2000, which are no longer included in the accompanying financial statements. Arthur Andersen LLP has not reissued this report in connection with the filing of this Annual Report on Form 10-K.

      Section 11(a) of the Securities Act of 1933, as amended (the “Securities Act”), provides that if any part of a registration statement at the time such part becomes effective contains an untrue statement of a material fact or an omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may assert a claim against, among others, every accountant who has consented to be named as having prepared or certified any part of the registration statement, or as having prepared or certified any report or valuation which is used in connection with the registration statement, with respect to such statements in such registration statement, report or valuation if they purport to have been prepared or certified by the accountant.

      On April 24, 2002, Manhattan Associates, Inc. (“Manhattan”) determined not to renew the engagement of Arthur Andersen LLP (“Andersen”) as its independent auditor and retained Ernst & Young LLP as Manhattan’s independent auditors with respect to the audit of Manhattan’s consolidated financial statements for its fiscal year ending December 31, 2002. This Form 10-K is incorporated by reference into Manhattan’s previously filed registration statements on Form S-8 (File Nos. 333-68968, 333-45802 and 333-60635) and registration statements on Form S-3 and Post Effective Amendment No. 1 to Form S-3 (File Nos. 333-68972 and 333-53388) (the “Registration Statements”) and, for purposes of determining liability under the Securities Act, is deemed a new registration statement for each Registration Statement into which it is incorporated by reference. After reasonable efforts, Manhattan has been unable to obtain Andersen’s written consent to the incorporation by reference into the Registration Statements of Andersen’s audit report with respect to Manhattan’s consolidated financial statements for the fiscal years ended December 31, 2000 and 2001. Under these circumstances, Rule 437a under the Securities Act permits Manhattan to file this Form 10-K without a written consent from Andersen. As a result, Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of material fact contained in the financial statements audited by Andersen or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Andersen under Section 11(a) of the Securities Act for any purchases of securities under the Registration Statements made on or after the date of this Form 10-K. In addition, the ability of Andersen to satisfy any claims (including claims arising from Andersen’s provision of auditing and other services to Manhattan) may be limited as a practical matter due to recent events regarding Andersen. To the extent provided in Section 11(b)(3)(C) of the Securities Act, however, other persons who are liable under Section 11(a) of the Securities Act, including the Manhattan’s officers and directors, may still rely on Andersen’s original audit reports as being made by an expert for purposes of establishing a due diligence defense under Section 11(b) of the Securities Act.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Manhattan Associates, Inc.:

     We have audited the accompanying consolidated balance sheets of MANHATTAN ASSOCIATES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 2000 and 2001 and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 31, 2002

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$84,029	$64,664
Short-term investments	20,160	57,193
Accounts receivable, net of a $8,533 and $5,173 allowance for doubtful accounts in 2001 and 2002, respectively	26,660	32,384
Deferred income taxes	1,870	1,768
Refundable income taxes	1,624	—
Other current assets	4,215	3,199

Total current assets	138,558	159,208

Property and equipment, net	11,185	12,352
Acquisition-related intangible assets, net	7,408	10,379
Goodwill and intangible assets with indefinite lives, net	19,174	33,644
Deferred income taxes	3,339	4,051
Other assets	1,056	562

Total assets	$180,720	$220,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,285	$6,754
Accrued compensation and benefits	5,701	7,814
Accrued liabilities	5,011	3,357
Current portion of note payable	3,500	—
Current portion of capital lease obligations	163	164
Income taxes payable	389	1,122
Deferred revenue	14,285	15,318

Total current liabilities	37,334	34,529

Long-term portion of note payable	1,750	—
Long-term portion of capital lease obligations	432	240
Deferred income taxes	—	141
Commitments and Contingencies (see footnote 5)
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2001 or 2002	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 27,719,753 shares issued and outstanding in 2001 and 29,031,107 shares issued and outstanding in 2002	277	290
Additional paid-in-capital	104,445	122,977
Retained earnings	36,612	61,808
Accumulated other comprehensive income (loss)	(25)	253
Deferred compensation	(105)	(42)

Total shareholders’ equity	141,204	185,286

Total liabilities and shareholders’ equity	$180,720	$220,196

The accompanying notes are an integral part of these consolidated balance sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,

	2000	2001	2002

Revenue:
Software fees	$26,190	$35,436	$40,233
Services	81,085	97,510	110,516
Hardware and other	31,344	27,760	22,675
Recovery (allowance) relating to bankrupt customer	—	(4,328)	2,297

Total revenue	138,619	156,378	175,721

Costs and expenses:
Cost of software fees	1,239	1,455	1,927
Cost of services	34,299	42,372	46,611
Cost of hardware and other	26,345	23,092	19,027
Research and development	16,106	19,413	20,780
Sales and marketing	18,051	22,334	26,413
General and administrative	15,123	18,822	20,943
In-process research and development and other acquisition-related charges	3,001	—	1,470
Amortization of acquisition-related intangibles	1,165	5,240	1,772

Total operating expenses	115,329	132,728	138,943

Income from operations	23,290	23,650	36,778
Interest income	3,125	2,689	2,098
Interest expense	(284)	(586)	(147)
Other income (expense), net	(123)	(44)	850

Income before income taxes	26,008	25,709	39,579
Income tax provision	9,740	9,522	14,383

Net income	$16,268	$16,187	$25,196

Basic net income per share	$0.65	$0.60	$0.88

Diluted net income per share	$0.53	$0.53	$0.83

Weighted average shares:
Basic	25,174	27,077	28,653

Diluted	30,453	30,742	30,451

The accompanying notes are an integral part of these consolidated statements of income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total
			Paid-In	Retained	Income	Deferred	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss)	Compensation	Equity

Balance, December 31, 1999	24,221,587	$242	$54,563	$4,157	$(31)	$(305)	$58,626
Issuance of stock in connection with the acquisition of Intrepa, L.L.C	173,900	2	10,235	—	—	—	10,237
Cancellation of common stock options	—	—	(27)	—	—	27	—
Exercise of common stock options	2,048,509	20	11,290	—	—	—	11,310
Tax benefit from stock options exercised	—	—	13,522	—	—	—	13,522
Amortization of deferred compensation	—	—	—	—	—	85	85
Foreign currency translation adjustment	—	—	—	—	(32)	—	(32)
Unrealized gain on investments	—	—	—	—	16	—	16
Net income	—	—	—	16,268	—	—	16,268

Balance, December 31, 2000	26,443,996	264	89,583	20,425	(47)	(193)	110,032
Issuance of stock in connection with the acquisition of Intrepa, L.L.C	63,057	1	(1)	—	—	—	—
Cancellation of common stock options	—	—	(6)	—	—	6	—
Exercise of common stock options	1,277,700	13	6,704	—	—	—	6,717
Buyback of Manhattan common stock	(65,000)	(1)	(884)	—	—	—	(885)
Tax benefit from stock options exercised	—	—	9,049	—	—	—	9,049
Amortization of deferred compensation	—	—	—	—	—	82	82
Foreign currency translation adjustment	—	—	—	—	(21)	—	(21)
Unrealized gain on investments	—	—	—	—	43	—	43
Net income	—	—	—	16,187	—	—	16,187

Balance, December 31, 2001	27,719,753	277	104,445	36,612	(25)	(105)	141,204
Cancellation of common stock options	—	—	(5)	—	—	5	—
Exercise of common stock options	1,571,354	16	8,620	—	—	—	8,636
Buyback of Manhattan common stock	(260,000)	(3)	(4,107)	—	—	—	(4,110)
Tax benefit from stock options exercised	—	—	14,024	—	—	—	14,024
Amortization of deferred compensation	—	—	—	—	—	58	58
Foreign currency translation adjustment	—	—	—	—	306	—	306
Unrealized gain on investments	—	—	—	—	(28)	—	(28)
Net income	—	—	—	25,196	—	—	25,196

Balance, December 31, 2002	29,031,107	$290	$122,977	$61,808	$253	$(42)	$185,286

The accompanying notes are an integral part of these consolidated statements of shareholders’ equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,

	2000	2001	2002

Net income	$16,268	$16,187	$25,196
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $20, $12, and $174 in 2000, 2001 and 2002, respectively	(32)	(21)	306
Unrealized gain (loss) on investments, net of taxes of $9, $26, and $16 in 2000, 2001 and 2002, respectively	16	43	(28)

Other comprehensive income (loss)	(16)	22	278

Comprehensive income	$16,252	$16,209	$25,474

The accompanying notes are an integral part of these consolidated statements of comprehensive income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2000	2001	2002

Cash flows from operating activities:
Net income	$16,268	$16,187	$25,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,935	6,128	6,801
Amortization of acquisition-related intangibles	1,165	5,240	1,772
Stock compensation	85	82	58
Loss (gain) on disposal of equipment	—	11	(8)
Acquired in-process research and development	2,425	—	1,470
Tax benefit of options exercised	13,522	9,049	14,024
Deferred income taxes	(2,127)	(459)	(627)
Accrued interest on note payable	103	105	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(2,181)	1,385	(3,685)
Other assets	(988)	(1,627)	1,437
Accounts payable	4,484	(1,050)	(2,237)
Accrued liabilities	4,051	(886)	(1,017)
Income taxes	(7,467)	4,196	2,314
Deferred revenue	2,081	994	468

Net cash provided by operating activities	36,356	39,355	45,966

Cash flows from investing activities:
Purchases of property and equipment	(5,089)	(6,101)	(5,990)
Purchased software development costs	—	(717)	—
Net sales (purchases) of short-term investments	3,610	(3,456)	(37,077)
Payments in connection with the acquisition of certain assets of Intrepa, L.L.C., net of cash acquired	(12,780)	—	—
Payments in connection with the acquisition of certain assets of Logistics.com, net of cash acquired	—	—	(21,163)

Net cash used in investing activities	(14,259)	(10,274)	(64,230)

Cash flows from financing activities:
Repayment of note payable	(2,000)	(1,750)	(5,250)
Payment of capital lease obligations	(170)	(197)	(191)
Purchase of Manhattan common stock	—	(885)	(4,110)
Proceeds from issuance of common stock	11,310	6,717	8,636

Net cash provided by (used in) financing activities	9,140	3,885	(915)

Foreign currency impact on cash	100	31	(186)

Increase (decrease) in cash and cash equivalents	31,337	32,997	(19,365)
Cash and cash equivalents, beginning of year	19,695	51,032	84,029

Cash and cash equivalents, end of year	$51,032	$84,029	$64,664

Supplemental cash flow disclosures:
Issuance of common stock in connection with the acquisition of Intrepa, L.L.C	$10,237	$—	$—

Issuance of note payable in connection with the acquisition of Intrepa, L.L.C	$7,000	$—	$—

Cash paid for interest	$79	$583	$248

Cash (paid) received for income taxes	$(5,717)	$4,197	$2,478

The accompanying notes are an integral part of these consolidated statements of cash flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

1. Organization and Summary of Significant Accounting Policies

Organization and Business

     Manhattan Associates, Inc. (“Manhattan” or the “Company”) is a provider of technology-based solutions to improve supply chain effectiveness and efficiencies across the supply chain. The Company’s solutions are designed to optimize the receipt, storage, assembly and distribution of inventory and the management of equipment and personnel within a distribution center, enhance the management of transportation costs and transportation providers, and improve the management of trading partners. The Company’s solutions consist of software, including, a comprehensive suite of robust and modular software products; services, including design, configuration, implementation and training services, plus customer support services and software enhancements subscriptions; and hardware.

     The Company’s operations are in North America, Europe and Asia/Pacific. Its European operations are conducted through its wholly-owned subsidiaries, Manhattan Associates, Ltd. and Manhattan Associates Europe, B.V. in the United Kingdom and the Netherlands, respectively. The Company’s Asia/Pacific operations are conducted through its wholly-owned subsidiaries, Manhattan Associates, Pty Ltd. and Manhattan Associates (India) Development Centre Private Limited in Australia and India, respectively. The Company occasionally sells its products in other regions, such as Latin America and the Far East through its direct sales channel as well as various reseller channels.

Principles of Consolidation and Foreign Currency Translation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial statements of foreign subsidiaries have been translated into United States dollars in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. Revenues from international customers were denominated in the respective local currencies and translated using the average monthly exchange rates for the year. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date and the effect of changes in exchange rates from year to year are disclosed as a separate component of shareholders’ equity and comprehensive income.

Summary of Significant Accounting Policies

     Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash or cash equivalents.

     Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents and short-term investments with various financial institutions. The Company’s sales are primarily to companies located in the United States and Europe. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large U.S. companies under stated contract terms. The Company provides for estimated credit losses at the time of sale.

Summary of Significant Accounting Policies (continued)

     Concentrations of Credit Risk (continued)

     Our top five customers in aggregate accounted for 22%, 21% and 16% of total revenue for each of the years ended December 31, 2000, 2001, and 2002, respectively. Sales to one customer (“the significant customer”) accounted for approximately 10% of total revenue for the year ended December 31, 2001. Most of the revenue from the significant customer in 2001 arose from purchases of hardware. No single customer accounted for more than 10% of revenue in 2000 or 2002. Accounts receivable from the significant customer on December 31, 2001 was approximately $4.3 million. On January 22, 2002, the significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. The allowance included approximately $2.3 million of software fees, $1.6 million of fees for professional services and $0.4 million of hardware. In September 2002, the United States Bankruptcy Court for the Northern District of Illinois Eastern Division authorized the significant customer’s request to assume the software license, services, support and enhancement agreement. With the appeals process completed in October 2002, the Company recovered approximately $2.3 million of the allowance during the fourth quarter of 2002. As of December 31, 2002, approximately $850,000 remains in accounts receivable from the significant customer. Because the receipt of the final $850,000 payment is contingent on the significant customer emerging from bankruptcy, the receivable is fully reserved for in the allowance for doubtful accounts.

     Marketable Securities

     The Company’s investments in marketable securities consist of debt instruments of the U.S. Treasury, U.S. government agencies and corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. At December 31, 2001 and 2002, the cumulative unrealized gain on short-term investments was $73,000 and $29,000, respectively. The following is a summary of the available-for-sale securities, all of which have maturities of less than one year (in thousands):

	December 31,

	2001		2002

		Market		Market
	Cost	Value	Cost	Value

Investments:
U.S. government and state obligations	$10,644	$10,636	$21,184	$21,195
U.S. corporate commercial paper	30,343	30,421	93,546	93,564
Canadian government obligations	2,654	2,657	—	—

	43,641	43,714	114,730	114,759
Less amounts classified as cash equivalents	(23,554)	(23,554)	(57,566)	(57,566)

Total short-term investments	$20,087	$20,160	$57,164	$57,193

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of the Company’s customers’ ability to pay and general economic conditions; the useful lives of intangible assets; the recoverability or impairment of intangible asset values; and the Company’s effective income tax rate and deferred tax assets, which are based upon the Company’s expectations of future taxable income, allowable deductions, and projected tax credits. Actual results could differ from these estimates.

Summary of Significant Accounting Policies (continued)

     Fair Value of Financial Instruments

     The carrying values of cash, accounts receivable, accounts payable, and other financial instruments included in the accompanying consolidated balance sheets approximate their fair values principally due to the short-term maturities of these instruments.

     Risks Associated with Single Business Line, Technological Advances, and Foreign Operations

     The Company currently derives a substantial portion of its revenues from sales of its software and related services and hardware. Any factor adversely affecting the markets for distribution management center solutions could have an adverse effect on the Company’s business, financial condition, and results of operations.

     The markets for supply chain collaboration and distribution center management solutions are subject to rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, the Company’s position in these markets could be eroded rapidly by unforeseen changes in customer requirements for application features, functions, and technologies. The Company’s growth and future operating results will depend, in part, upon its ability to enhance existing applications and develop and introduce new applications that meet changing customer requirements, that respond to competitive products and that achieve market acceptance.

     The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the future results could be materially adversely impacted by changes in these or other factors. The Company recognized a foreign exchange rate loss of approximately $130,000 during 2000 and foreign exchange rate gains of approximately $7,000 in 2001 and $830,000 in 2002, classified in “Other income, net” on the Consolidated Statements of Income.

     Revenue Recognition

     The Company’s revenue consists of revenues from the licensing of software; fees from consulting, implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions; and sales of hardware.

     The Company recognizes software license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), specifically when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized under the percentage of completion method.

     The Company’s services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to the Company’s software products. Fees from professional services performed by the Company are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement, but only in instances when the scope of the project is reasonably quantifiable. Revenue related to fixed-fee based contracts is recognized on a percent complete basis based on the hours incurred. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancement subscriptions are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.

Summary of Significant Accounting Policies (continued)

     Revenue Recognition (continued)

     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company’s software solutions. As part of a complete solution, the Company’s customers frequently purchase hardware from the Company in conjunction with the licensing of software. These products include computer hardware, radio frequency terminals networks, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment to the customer when title passes. The Company generally purchases hardware from its vendors only after receiving an order from a customer. As a result, the Company does not maintain significant hardware inventory.

     Deferred Revenue

     Deferred revenue represents amounts collected prior to complete performance of professional services, customer support services and software enhancement subscriptions and significant obligations under license agreements. The Company expects to complete such services or obligations within the next twelve months.

     Returns and Allowances

     The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2001 or 2002.

     The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among others. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

     Property and Equipment

     Property and equipment consists of furniture, computers, other office equipment, purchased software for internal use, and leasehold improvements recorded at cost. The Company depreciates the cost of furniture, computers, other office equipment and purchased software on a straight-line basis over their estimated useful lives (three years for computer equipment and software, five years for office equipment, seven years for furniture). Leasehold improvements are depreciated over the lesser of its useful life or the term of the lease. Included in computer equipment and software are assets under a capital lease of approximately $447,000 and $239,000, net of depreciation, as of December 31, 2001 and 2002, respectively. Depreciation and amortization expense for property and equipment for the years ended December 31, 2000, 2001 and 2002 was approximately $4,315,000, $5,719,000 and $6,275,000, respectively, and was included in general and administrative expenses in the consolidated statements of income.

     Property and equipment, at cost, consist of the following (in thousands):

	December 31,

	2001	2002

Computer equipment and software	$18,598	$19,825
Furniture and office equipment	4,837	5,674
Leasehold improvements	2,583	3,150

	26,018	28,649
Less accumulated depreciation and amortization	(14,833)	(16,297)

	$11,185	$12,352

Summary of Significant Accounting Policies (continued)

     Acquisition-Related Intangible Assets

     Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The other intangible assets are being amortized on a straight-line basis over a period of two to ten years. Total amortization expense related to acquisition-related intangible assets was approximately $394,000, $1,867,000 and $1,772,000 for the years ended December 31, 2000, 2001 and 2002, respectively, and is included in amortization of acquisition-related intangibles in the accompanying consolidated statements of income.

     Acquisition-Related Intangible Assets consist of the following (in thousands):

	December 31,

	2001	2002

Acquired software	$9,108	$9,230
Other intangible assets with definite lives	2,146	5,386

	11,254	14,616
Less accumulated amortization	(3,846)	(4,237)

	$7,408	$10,379

     The Company expects amortization expense for the next five years to be as follows based on intangible assets as of December 31, 2002 (in thousands):

2003	$2,670
2004	2,670
2005	2,240
2006	990
2007	974

     Goodwill and Intangible Assets with Indefinite Lives

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, and certain other intangible assets with indefinite lives are no longer being amortized on a straight-line basis. On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new statement, the Company no longer amortizes goodwill and intangible assets with indefinite lives, but instead tests for impairment on at least an annual basis. Total amortization expense related to goodwill and intangible assets with indefinite lives was approximately $771,000 and $3,373,000 for the years ended December 31, 2000 and 2001, respectively, and is included in amortization of acquisition-related intangibles in the accompanying consolidated statements of income.

     Goodwill and Intangible Assets with indefinite lives consist of the following (in thousands):

	December 31,

	2001	2002

Goodwill	$20,013	$32,319
Other intangible assets with indefinite lives	3,972	6,109

	23,985	38,428
Less accumulated amortization	(4,811)	(4,784)

	$19,174	$33,644

Summary of Significant Accounting Policies (continued)

     Software Development Costs

     Research and development expenses are charged to expense as incurred. The Company determines the amount of development costs capitalizable under the provisions of SFAS No. 86, “Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with SFAS No. 86. The Company has defined technological feasibility as the point in time at which the Company has a detailed program design or a working model of the related product, depending on the type of development efforts. For the years ended December 31, 2000, 2001 and 2002, the Company capitalized no internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers has been insignificant. During 2001, payments of approximately $717,000 were made to an outside research and development organization to internationalize PkMS into Japanese, German, French and Spanish. The payments have been capitalized as Other Assets and are being amortized over a three-year period beginning in January 2002. Total amortization expense related to software development costs capitalized prior to 2000 and during 2001 was approximately $620,000, $406,000 and $526,000 for the years ended December 31, 2000, 2001 and 2002, respectively, and is included in cost of software fees in the accompanying consolidated statements of income.

     Impairment of Long-Lived and Intangible Assets

     The Company periodically reviews the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. Management believes the long-lived and intangible assets in the accompanying consolidated balance sheets are fairly valued.

     The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

     Impairment of Goodwill and Intangible Assets with Indefinite Lives

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted in its entirety on January 1, 2002, the Company evaluates the carrying value of goodwill and other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill or other intangible asset is impaired, the Company compares the fair value of the reporting unit to which the goodwill or other intangible asset is assigned to its carrying amount, including goodwill and the other intangible assets. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill or other intangible assets, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The initial evaluation of goodwill and other intangible assets completed as of June 30, 2002 in accordance with SFAS No. 142 resulted in no impairment losses. Additionally, the Company performed its periodic review of its goodwill and other intangible assets for impairment as of December 31, 2002, and did not identify any asset impairment as a result of the review. The Company also recorded no impairment losses during 2001 or 2000 prior to adopting SFAS No. 142.

     Segment Information

     The Company operates in a single segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See Note 9 for discussion of foreign operations.

Summary of Significant Accounting Policies (continued)

     Advertising Costs

     Advertising costs are expensed as incurred and totaled approximately $820,000, $540,000 and $715,000 in 2000, 2001 and 2002, respectively. Advertising costs are included in sales and marketing on the Consolidated Statements of Income.

     Basic and Diluted Net Income Per Share

     Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.

     Diluted net income per share is computed using net income divided by Weighted Shares, and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 2000, 2001 and 2002:

	2000		2001		2002

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted shares	25,174,102	25,174,102	27,077,137	27,077,137	28,652,609	28,652,609
Effect of CESs	—	5,279,342	—	3,664,894	—	1,797,952

	25,174,102	30,453,444	27,077,137	30,742,031	28,652,609	30,450,561

     Options to purchase 989,600, 1,137,100 and 1,924,075 shares of common stock were outstanding during the years ended December 31, 2000, 2001 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average marked price of the common shares during the respective years. See Note 3 for further information on those securities.

     Stock-Based Compensation

     The Company accounts for its stock-based compensation plan for stock issued to employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, records deferred compensation for options granted at an exercise price below the fair value of the underlying stock. The deferred compensation is presented as a component of equity in the accompanying consolidated balance sheets and is amortized over the periods to be benefited, generally the vesting period of the options. Effective in fiscal year 1996, the Company adopted the pro forma disclosure option for stock-based compensation issued to employees of SFAS No. 123, “Accounting for Stock-Based Compensation.”

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock option grants under the fair value method required by SFAS No. 123. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2000	2001	2002

Dividend yield	—	—	—
Expected volatility	131%	122%	84%
Risk-free interest rate at the date of grant	5.0%	5.0%	2.0%
Expected life	5 years	5 years	6 years

     Using these assumptions, the fair values of the stock options granted during the years ended December 31, 2000, 2001 and 2002 are $37,221,000, $30,421,000 and $24,693,000, respectively, which would be amortized over the vesting period of the options.

     The weighted average fair values of options at the date of grant for the years ended December 31, 2000, 2001 and 2002 was $33.07, $22.37 and $16.61, respectively.

Summary of Significant Accounting Policies (continued)

     Stock-Based Compensation (continued)

     The following pro forma information adjusts the net income and net income per share of common stock for the impact of SFAS No. 123:

	2000	2001	2002

Net income:
As reported	$16,268	$16,187	$25,196
Add: Stock-based employee compensation expense included in reported net income	$85	$82	$58
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards	$(19,179)	$(26,528)	$(26,665)
Pro forma in accordance with SFAS No. 123	$(2,826)	(10,259)	(1,411)
Basic net income or pro forma net income per share:
As reported	$0.65	$0.60	$0.88
Pro forma in accordance with SFAS No. 123	$(0.11)	$(0.38)	$(0.05)
Diluted net income or pro forma net income per share:
As reported	$0.53	$0.53	$0.83
Pro forma in accordance with SFAS No. 123	$(0.11)	$(0.38)	$(0.05)

     During the years ended December 31, 2000, 2001 and 2002, the Company granted 1,460,275, 1,658,700 and 1,637,900 options, respectively, with exercise price ranges of $7.38 to $68.38 during 2000, $12.90 to $42.63 during 2001 and $14.85 to $39.55 during 2002. The weighted average exercise prices of options granted during 2000, 2001 and 2002 were $37.90, $26.23 and $23.12, respectively. All options were granted at fair market value.

     Comprehensive Income

     In fiscal 1999, the Company adopted SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on short-term investments. The components of accumulated other comprehensive income (loss) as of December 31, 2001 and 2002 are as follows:

	December 31,

	2001	2002

Foreign currency translation adjustment	$(71,000)	$235,000
Unrealized gain (loss) on investments	46,000	18,000

Total	$(25,000)	$253,000

     Reclassifications

     Certain reclassifications were made to the prior years’ financial statements to conform to the 2002 presentation.

     New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations.” This Statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of this Statement did not have a significant impact on the Company’s financial statements.

Summary of Significant Accounting Policies (continued)

     New Accounting Pronouncements (continued)

     Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on January 1, 2002. Adoption of this statement resulted in no goodwill impairment losses and had no impact on the Company’s financial position as of January 1, 2002. In addition, the remaining useful lives of amortizable intangible assets were reviewed and deemed appropriate. The following reflects the Company’s results of operations as they would have appeared if the Company had not recorded amortization expense for goodwill and intangible assets with indefinite lives, net of taxes, during 2000 and 2001:

	2000	2001	2002

	(in thousands)
Reported net income	$16,268	$16,187	$25,196
Add back goodwill amortization, net of tax	482	2,124	—

Adjusted net income	$16,750	$18,311	$25,196
Basic net income per share — as reported	$0.65	$0.60	$0.88
Basic net income per share — add back goodwill amortization	$0.02	$0.08	$—

Basic net income per share — adjusted	$0.67	$0.68	$0.88
Diluted net income per share — as reported	$0.53	$0.53	$0.83
Diluted net income per share — add back goodwill amortization	$0.02	$0.07	$—

Diluted net income per share — adjusted	$0.55	$0.60	$0.83

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This new Statement also supercedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 requires that we evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying of any asset may not be recoverable. In addition, SFAS No. 144 will require expected future operating losses from discontinued operations to be reported as discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this Statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this Statement did not have a significant impact on the Company’s financial statements.

     In January 2002, the Financial Accounting Standards Board’s Emerging Issues Task Force issued No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” EITF No. 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. During 2000 and 2001, we classified reimbursed out-of-pocket expenses as a reduction of operating expenses. We adopted this guidance effective January 1, 2002. The adoption of EITF No. 01-14 resulted in increased hardware and other revenue and increased costs of hardware and other. The results of operations for prior periods have been reclassified to conform to the new presentation. The total amount of expense reimbursement recorded to expense was $5.5 million, $5.1 million and $5.4 million for 2000, 2001 and 2002, respectively. The adoption of EITF No. 01-14 does not affect the Company’s net income or loss in any past or future periods.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for restructuring activities commencing after December 31, 2002 and will have the effect of delaying the recognition of costs of any future restructuring activities of the Company.

Summary of Significant Accounting Policies (continued)

     New Accounting Pronouncements (continued)

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company does not believe that the impact of adopting FIN 45 will have a material impact on the financial statements.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been adopted by the Company in these notes to the financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company’s financial position and results of operations.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not believe that it has any ownership in any variable interest entities as of December 31, 2002. The Company will apply the consolidation requirement of the interpretation in future periods if it acquires any interest in any variable interest entity.

2. Income Taxes

     The Company is subject to future federal and state income taxes and has recorded net deferred tax assets. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2001 and 2002 are as follows:

	December 31,

	2001	2002

Deferred tax assets:
Accounts receivable	$1,421,000	$1,169,000
Net operating loss carryforwards	8,932,000	12,408,000
Accrued liabilities	506,000	599,000
Stock compensation expense	57,000	26,000
Intangible assets	1,938,000	2,458,000
Depreciation	534,000	783,000
Research and development credits	779,000	2,246,000
Other	17,000	5,000

	14,184,000	19,694,000
Deferred tax liabilities:
Other	43,000	141,000

	14,141,000	19,553,000
Valuation allowance	(8,932,000)	(13,875,000)

Net deferred tax assets	$5,209,000	$5,678,000

     The components of the historical income tax provision for the years ended December 31, 2000, 2001 and 2002 are as follows:

	2000	2001	2002

Current:
Federal	$8,936,000	$7,546,000	$12,218,000
State	1,698,000	1,432,000	1,801,000
Foreign	450,000	929,000	991,000

	11,084,000	9,907,000	15,010,000

Deferred:
Federal	(1,132,000)	(324,000)	(551,000)
State	(212,000)	(61,000)	(76,000)

	(1,344,000)	(385,000)	(627,000)

Total	$9,740,000	$9,522,000	$14,383,000

     The income tax benefits related to the exercise of stock options were allocated to additional paid-in capital. Such amounts were approximately $13,522,000, $9,049,000 and $14,024,000 for 2000, 2001 and 2002, respectively.

     As a result of the tax benefit related to the exercise of stock options, the Company has federal net operating loss carry-forwards (“NOLs”) of approximately $32,653,000 available to offset future income in those respective taxing jurisdictions. The federal NOLs expire in 2021. The NOLs may be subject to certain limitations in the event of a change in ownership. In addition, the Company has approximately $2,246,000 of research and development tax credit carryforwards that expire in 2018 to 2022.

     The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2000, 2001 and 2002:

	2000	2001	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income tax, net of federal benefit	4.0	3.5	2.9
Research and development credits	(1.0)	(0.8)	(2.2)
Foreign operations	(0.7)	(0.6)	0.6
Tax exempt income	(0.3)	(0.3)	(0.2)
Meals and entertainment	0.4	0.6	0.2
Intangibles	0.2	0.1	(0.1)
Other	(0.1)	(0.5)	0.1

Income taxes	37.5%	37.0%	36.3%

3. Stock Option Plans

     The Manhattan Associates LLC Option Plan (the “LLC Option Plan”) became effective on January 1, 1997. The LLC Option Plan is administered by a committee appointed by the Board of Directors. The options are granted at terms determined by the committee; however, the options cannot have a term exceeding ten years. Options granted under the LLC Option Plan have vesting periods ranging from immediately to six years. Subsequent to February 28, 1998, no additional options could be granted pursuant to the LLC Option Plan.

     Prior to the establishment of the LLC Option Plan, the Company issued options to purchase 661,784 shares of common stock to certain employees. These grants contain provisions similar to options issued under the LLC Option Plan.

     The Manhattan Associates, Inc. 1998 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted by the Board of Directors and approved by the shareholders in February 1998. The Stock Incentive Plan provides for the grant of incentive stock options. Optionees have the right to purchase a specified number of shares of common stock at a specified option price and subject to such terms and conditions as are specified in connection with the option grant. The Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the Stock Incentive Plan generally and to interpret the provisions thereof. Options granted under the Stock Incentive Plan cannot have a term exceeding ten years and typically vest over a period of three to six years.

     As of December 31, 2002, the Stock Incentive Plan provides for issuance of up to 12,017,358 shares of common stock (subject to adjustment in the event of stock splits and other similar events), less the number of shares issued under the LLC Option Plan, in the form of stock options and other stock incentives. The number of shares available for issuance under the Plan is automatically adjusted, without shareholder approval, on the first day of each fiscal year, beginning with the 2000 fiscal year, by a number of shares such that the total number of shares reserved for issuance under the Plan equals the sum of (i) the aggregate number of shares previously issued under the Plan and the LLC Option Plan; (ii) the aggregate number of shares subject to then outstanding stock incentives granted under the Plan and the LLC Option Plan; and (iii) 5% of the number of shares of common stock outstanding on the last day of the preceding fiscal year. However, no more than 1,000,000 of the shares available for grant each year shall be available for issuance pursuant to incentive stock options, and no more than 10,000,000 shares resulting from such automatic adjustments may ever be issued during the term of the Plan.

     A summary of changes in outstanding options is as follows:

			Weighted Average
	Options	Price	Exercise Price

December 31, 1999	7,675,150	$0.24-$23.50	$6.38

Granted	1,460,275	7.38 - 68.38	37.90
Canceled	(563,001)	2.50 - 61.25	9.61
Exercised	(2,048,509)	0.24 - 23.50	5.52

December 31, 2000	6,523,915	$0.24-$68.38	$13.24

Granted	1,658,700	12.90 - 42.63	26.23
Canceled	(372,148)	2.50 - 66.13	31.78
Exercised	(1,277,700)	0.24 - 29.88	5.26

December 31, 2001	6,532,767	$0.24-$68.38	$17.04

Granted	1,637,900	14.85 - 39.55	23.12
Canceled	(270,871)	3.53 - 61.75	26.54
Exercised	(1,571,354)	0.24 - 26.88	5.49

December 31, 2002	6,328,442	$0.56-$68.38	$21.08

Stock Option Plans (continued)

     Details of options outstanding at December 31, 2002 are as follows:

	Outstanding			Exercisable

		Weighted
		Average	Weighted
Exercise	Options	Remaining	Average	Options	Average
Prices	Outstanding	Contractual Life	Exercise Prices	Exercisable	Exercise Price

$ 0.56 - 3.50	460,740	3.9	$1.96	460,740	$1.96
3.51 - 7.50	650,256	5.9	5.80	526,355	6.04
7.51 - 15.00	1,204,606	6.8	10.13	720,367	9.09
15.01 - 25.00	1,447,765	8.8	20.33	286,375	18.21
25.01 - 40.00	2,179,725	8.6	30.26	445,274	33.57
40.01 - 68.38	385,350	7.8	54.93	213,375	53.13

	6,328,442	7.6	$21.08	2,652,486	$15.88

     At December 31, 2002, 1,023,224 shares are available for future grant.

     The Company recorded deferred compensation of $580,000 on options granted during 1998, as the exercise price was less than the deemed fair value of the underlying common stock. The Company amortizes deferred compensation over the vesting periods. The Company recognized compensation expense of $85,000, $82,000 and $58,000 for the years ended December 31, 2000, 2001 and 2002, respectively, and had deferred compensation expense of $105,000 and $42,000 at December 31, 2001 and 2002, respectively.

4. Shareholders’ Equity

Issuance of Stock

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

Purchase of Stock

     During 2001 and 2002, the Company purchased 65,000 and 260,000 shares of the Company’s common stock for approximately $885,000 and $4,100,000, respectively, through open market transactions as part of a publicly-announced buy-back program.

     As of December 31, 2002, the Company has 7,351,666 shares of common stock reserved for issuance under the Stock Incentive Plan.

5. Commitments and Contingencies

Leases

     Rents charged to expense were approximately $2,423,000, $3,269,000 and $4,015,000 for the years ended December 31, 2000, 2001 and 2002, respectively. The principal leases expire on March 31, 2008, at which time the Company has the option to renew for an additional five years at then current market rates. Aggregate future minimum lease payments under the capital lease and noncancellable operating leases as of December 31, 2002 are as follows (in thousands):

	Capital	Operating
Year Ended December 31,	Leases	Leases

2003	$237	$4,262
2004	118	4,154
2005	108	3,545
2006	—	3,467
2007	—	3,319
Thereafter	—	789

Total	463	$19,536
Less amount representing interest	(59)

Net present value of future minimum lease payments	404
Less current portion of capital lease obligation	(164)

Long-term portion of capital lease obligation	$240

Employment Agreements

     The Company has entered into employment contracts with certain executives and other key employees. The agreements provide for total severance payments of up to approximately $2.1 million for termination of employment for any reason other than cause. Payment terms vary from a lump sum payment to equal monthly installments over a period of not more than 12 months. No amounts have been accrued because the amounts cannot be reasonably estimated.

Legal Matters

     Many of the Company’s installations involve products that are critical to the operations of its clients’ businesses. Any failure in a Company product could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in its contracts will be enforceable in all instances. The Company expenses legal costs associated with loss contingencies as such legal costs are incurred.

6. Long-Term Debt

     A portion of the purchase price of the Intrepa acquisition was funded with the issuance of a promissory note (the “Note”). The Note was payable in four equal installments of $1.75 million, to be paid every six months beginning on October 1, 2001 and concluding on April 1, 2003. The Note was subject to interest at a rate of 8% per year, which was due on the last day of each fiscal quarter of the Company for so long as principal remained outstanding under the Note. Long-term debt as of December 31, 2001 consisted of the $1.75 million payment due in April 2003. In April 2002, the Company prepaid in full $5.25 million outstanding under the Note; therefore, the Company has no long-term debt as of December 31, 2002.

7. Acquisitions

     Intrepa L.L.C.

     On October 24, 2000, the Company acquired substantially all of the assets of Intrepa, L.L.C. (“Intrepa”) for a purchase price of approximately $31.0 million. Intrepa was a provider of warehouse management and transportation management solutions. We completed the acquisition to enhance our product offering and to expand our customer base. The purchase price consisted of a cash payment of $13.0 million, the issuance of approximately $10.0 million of the Company’s $.01 par value per share common stock (totaling 236,957 shares), and the

Acquisitions (continued)

issuance by the Company of a promissory note for $7.0 million. The Company also incurred approximately $0.9 million of transaction costs related to the acquisition. The purchase price included the assumption of substantially all of the liabilities of Intrepa, including immediate payment by the Company of the remaining $2.0 million of principal and up to $15,000 interest on a promissory note previously issued by Intrepa. The acquisition was accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price was allocated to net liabilities assumed of $2.6 million, acquired in-process research and development of $2.4 million (see Note 8), acquired developed technology of $7.5 million, and other intangible assets of $23.5 million. Acquired developed technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Approximately $1.3 million of the other intangible assets are being amortized over a seven-year useful life. The remaining $22.2 million was amortized until December 31, 2001, which resulted in accumulated amortization expense of approximately $3.7 million. Effective January 1, 2002, the other indefinite-lived intangible assets are no longer being amortized, but are being reviewed for impairment on at least an annual basis.

     Unaudited pro forma operating results for the year ended December 31, 2000, assuming that the acquisition had occurred at the beginning of 2000 is as follows (in thousands):

2000

Revenues	$140,728
Pro forma net income	11,528
Pro forma diluted net income per share	$0.38

     Logistics.com

     On December 31, 2002, the Company acquired certain assets of Logistics.com, Inc. from Internet Capital Group for a one-time cash payment of approximately $21.2 million, of which $1.5 million is being held in escrow until December 31, 2003. Logistics.com provides logistics planning and execution solutions that provide cost savings to shippers and carriers. The Company acquired the assets of Logistics.com to enhance its existing transportation management product offering and to expand its customer base. The acquisition has been accounted for under the purchase method of accounting, and the results of operations will be included in the Company’s operations after that date. No amounts are included in the operating results for the year ended December 31, 2002.

     The following table summarizes the estimated fair values of the assets acquired, based on an independent appraisal, and liabilities assumed at the date of acquisition, December 31, 2002 (in thousands):

Current assets		$1,724
Property and equipment		1,219
Research and development assets		1,470
Intangible assets subject to amortization:
Computer software (5 year life)	1,530
Customers (7 year life)	2,880
Other intangibles (2 year life)	360

		4,770
Goodwill		14,226

Total assets acquired		$23,409
Current liabilities		2,205

Total liabilities assumed		$2,205

Net assets acquired		$21,204

     The $1.5 million assigned to in-process research and development assets were written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

     The allocation of purchase price is based on preliminary estimates of the fair value and the estimated useful life of the acquired assets and is subject to revision based upon the finalization of management’s assessment of the fair value and estimated useful life of the acquired net assets, particularly intangible assets. Changes in the allocation of purchase price will be limited to changes to the estimated useful lives of other identified intangible assets, possibly resulting in a change in the allocation between indefinite-lived assets, which are not amortized, but rather are tested for impairment, and definite-lived assets, which are amortized over their useful lives.

     The Goodwill will not be amortized, but will be reviewed for impairment on an annual basis.

Acquisitions (continued)

     Unaudited pro forma operating results for the year ended December 31, 2001 and 2002, assuming that the acquisition had occurred at the beginning of 2001 is as follows (in thousands):

	2001	2002

Revenues	$164,733	$183,537
Pro forma net income (loss)	(3,572)	15,090
Pro forma diluted net income (loss) per share	$(0.13)	$0.50

8. In-Process Research and Development and Acquisition-Related Restructuring Charges

     In-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not reached technological feasibility and has no alternative future use. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as clarified by FASB Interpretation No. 4, amounts assigned to in-process research and development meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $2,425,000 and $1,470,000 were recorded during 2000 and 2002, respectively, as part of the allocations of the purchase prices related to the acquisitions of Intrepa and Logistics.com.

     In 2000, the Company recorded a restructuring charge as a result of the acquisition of Intrepa. The charge consists entirely of severance related costs. These costs were paid in the fourth quarter of 2000 and the first quarter of 2001. The following is a summary of the amounts incurred:

	2000 Charge	Paid 2000	Paid 2001

Employee severance	$576,000	$121,000	$455,000

9. Foreign Operations

     Total international revenue was approximately $15.1 million, $26.6 million and $33.4 million for the years ended December 31, 2000, 2001 and 2002, respectively, which represents approximately 11%, 17% and 19% of the Company’s total revenue for the years ended December 31, 2000, 2001 and 2002, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

     During 1998, the Company commenced operations in Europe. Total revenue for Europe was approximately $10.5 million, $22.5 million and $29.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. Total net income for Europe was approximately $1.2 million, $2.2 million and $1.4 million for the years ended December 31, 2000, 2001 and 2002, respectively. Total long-lived assets for Europe were approximately $4.6 million, $7.7 million and $10.3 million as of December 31, 2000, 2001 and 2002, respectively.

10. Employee Benefit Plan

     The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 18% of eligible compensation up to $11,000, as defined, to the 401(k) Plan. The Company provides for a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the years ended December 31, 2000, 2001 and 2002, the Company made matching contributions to the 401(k) Plan of $706,000, $1,059,000 and $1,006,000, respectively.

11. Quarterly Results of Operations (Unaudited)

     The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2001 and 2002. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements.

	Quarter Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001	2002	2002	2002	2002

	(In thousands, except per share data)
Statement of Income Data:
Revenue:
Software fees	$7,841	$9,362	$9,206	$9,027	$9,373	$10,239	$10,038	$10,583
Services	23,497	23,890	24,694	25,429	26,405	28,152	28,407	27,552
Hardware and other	5,958	4,206	5,782	11,814	6,365	6,722	4,418	5,170
Recovery (allowance) relating to bankrupt customer	—	—	—	(4,328)	—	—	—	2,297

Total revenue	37,296	37,458	39,682	41,942	42,143	45,113	42,863	45,602
Costs and expenses:
Cost of software fees	485	385	401	184	392	470	507	558
Cost of services	9,898	10,041	10,994	11,439	11,622	11,808	11,737	11,444
Cost of hardware and other	4,829	3,697	4,990	9,576	5,320	5,539	3,694	4,474
Research and development	5,038	4,706	4,739	4,930	4,857	5,387	5,471	5,065
Sales and marketing	5,313	5,513	5,779	5,729	5,756	6,994	6,899	6,764
General and administrative	4,192	4,657	4,824	5,149	5,094	5,307	5,149	5,393
In-process research and development charge	—	—	—	—	—	—	—	1,470
Amortization of acquisition-related intangibles	1,310	1,310	1,310	1,310	534	534	534	170

Total costs and expenses	31,065	30,309	33,037	38,317	33,575	36,039	33,991	35,338

Income from operations	6,231	7,149	6,645	3,625	8,568	9,074	8,872	10,264
Other income, net	550	478	649	382	173	1,014	679	935

Income before income taxes	6,781	7,627	7,294	4,007	8,741	10,088	9,551	11,199
Income taxes	2,509	2,833	2,698	1,482	3,234	3,839	3,579	3,731

Net income	$4,272	$4,794	$4,596	$2,525	$5,507	$6,249	$5,972	$7,468

Diluted net income per share	$0.14	$0.16	$0.15	$0.08	$0.18	$0.20	$0.20	$0.25

Shares used in diluted net income per share	30,674	30,748	30,605	30,908	31,132	30,753	30,301	30,323

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On April 24, 2002, our Board of Directors, upon recommendation of our audit committee, engaged Ernst & Young LLP as the principal accountant to audit our financial statements for fiscal year 2002. Our Board of Directors dismissed Arthur Andersen LLP for fiscal year 2002. The dismissal of Arthur Andersen occurred simultaneously with our engagement of Ernst & Young. Arthur Andersen’s reports on our financial statements for fiscal years 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000 and through the date hereof, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to Arthur Andersen’s satisfaction, would have caused it to make reference to the subject matter in connection with its report on our financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. During the two most recent fiscal years and subsequent interim period prior to our engagement of Ernst & Young, we did not consult with Ernst & Young regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Certain information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 30, 2003 under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Certain information regarding our executive officers is included in Part I of this report on Form 10-K under the caption “Executive Officers.”

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 30, 2003 under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 30, 2003 under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 30, 2003 under the caption “Certain Transactions.”

Item 14. Controls and Procedures

     Within the 90-day period prior to the filing of this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures were effective.

     We also maintain a system of internal accounting controls that is designed to provide assurance that our assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended December 31, 2002, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    1.    Financial Statements.

                The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

          2.    Financial Statement Schedule.

                 The following financial statement schedule is filed as a part of this report:

SCHEDULE II

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance
	Beginning of	Charged to		at End of
Classification:	Period	Operations	Deductions	Period

Allowance for doubtful accounts for the year ended:
December 31, 2000	$5,473,000	$3,510,000	$4,185,000	$4,798,000
December 31, 2001	$4,798,000	$6,977,000	$3,242,000	$8,533,000
December 31, 2002	$8,533,000	$3,082,000	$6,442,000	$5,173,000

     All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)    Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.

(c)    Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit
Number		Description

3.1	—	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).
3.2	—	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).
4.1	—	Provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).
4.2	—	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095) filed on April 2, 1998).
10.1	—	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant dated September 24, 1997 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).
10.2	—	First Amendment to Lease between Wildwood Associates, a Georgia general partnership, and the Registrant dated October 31, 1997 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).
10.3	—	Second Amendment to Lease Agreement between Wildwood Associates, a Georgia general partnership, and the Registrant, dated February 27, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095) filed on April 2, 1998).
10.4	—	Third Amendment to Lease Agreement between Wildwood Associates and the Registrant, dated October 24, 2000 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2000, filed on April 2, 2001).
10.5	—	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Company dated June 25, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2001, filed August 14, 2001).
10.6	—	Lease Agreement by and between Tektronix UK Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated October 21, 1999 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 1999, filed on March 30, 2000).
10.7	—	Sub-Sublease Agreement between Scientific Research Corporation, a Georgia corporation, and the Registrant, dated July 2, 1998 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report for the period ended December 31,1998, filed on March 31, 1999).

Exhibit
Number		Description

10.8	—	Sub-Sublease Agreement between The Profit Recovery Group International 1, Inc., a Georgia corporation, and the Registrant, dated August 19, 1998 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report for the period ended December 31, 1998, filed on March 31, 1999).
10.9	—	Standard Sublease Agreement between Life Office Management Association, Inc. and the Registrant, dated October 20, 2000 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report for the period ended December 31, 2000, filed on April 2, 2001).
10.10	—	Standard Sublease Agreement between Chevron USA Inc. and the Registrant, dated November 20, 2000 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report for the period ended December 31, 2000, filed on April 2, 2001).
10.11	—	Form of Indemnification Agreement with certain directors and officers of the Registrant (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).
10.12	—	Form of Tax Indemnification Agreement for direct and indirect shareholders of Manhattan Associates Software, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).
10.13	—	Summary Plan Description of the Registrant’s Money Purchase Plan & Trust, effective January 1, 1997 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).
10.14	—	Summary Plan Description of the Registrant’s 401(k) Plan and Trust, effective January 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).
10.15	—	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).
10.16	—	First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 1998, filed on March 31, 1999).
10.17	—	Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 1998, filed on March 31, 1999).
10.18	—	Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998, filed on March 31, 1999).
10.19	—	Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999, filed on March 30, 2000).

Exhibit
Number		Description

10.20	—	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8, filed on September 5, 2001).
10.21	—	Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Annual Report for the period ended December 31, 2001, filed on April 1, 2002.)
10.22	—	Manhattan Associates, LLC Option Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).
10.23	—	Executive Employment Agreement executed by Richard M. Haddrill, dated October 11, 1999 (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report for the period ended December 31, 1999, filed on March 30, 2000).
10.24	—	Executive Employment Agreement Modification by and among the Company and Richard M. Haddrill, effective July 19, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2001, filed on November 14, 2001).
10.25	—	Form of License Agreement, Software Maintenance Agreement and Consulting Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095) filed on April 2, 1998).
10.26	—	Form of Software License, Services and Maintenance Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report for the period ended December 31, 1998, filed on March 31, 1999).
10.27	—	Asset Purchase Agreement, dated December 31, 2002, by and between the Registrant and Logistics.com, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on January 15, 2003).
10.28	—	Separation Agreement and Release, by and between the Company and Neil Thall, dated March 26, 2003.
10.29	—	Non-Competition Agreement, by and between the Company and Neil Thall, dated March 26, 2003.
16.1	—	Letter from Arthur Andersen LLP, dated April 25, 2002, to the Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K, filed on April 29, 2002).
21.1	—	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095) filed on February 27, 1998).
23.1	—	Consent of Ernst & Young LLP, Independent Auditors.
99.1	—	Safe Harbor Compliance Statement for Forward-Looking Statements.
99.2	—	Certificate of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

By: /s/ RICHARD M. HADDRILL Richard M. Haddrill Chief Executive Officer, President and Director

Date: March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN J. DABBIERE Alan J. Dabbiere	Chairman of the Board	March 31, 2003

/s/ RICHARD M. HADDRILL Richard M. Haddrill	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2003

/s/ EDWARD K. QUIBELL Edward K. Quibell	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ DEEPAK RAGHAVAN Deepak Raghavan	Director	March 31, 2003

/s/ BRIAN J. CASSIDY Brian J. Cassidy	Director	March 31, 2003

/s/ JOHN R. HARDESTY John R. Hardesty	Director	March 31, 2003

/s/ JOHN J. HUNTZ, JR. John J. Huntz, Jr.	Director	March 31, 2003

/s/ THOMAS E. NOONAN Thomas E. Noonan	Director	March 31, 2003

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER

I, the Chief Executive Officer, of Manhattan Associates, Inc. (the “registrant”), certify that:

1.     I have reviewed this annual report on Form 10-K of the registrant;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and;

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated this 31st day of March, 2003.

/s/ Richard M. Haddrill Richard M. Haddrill, Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS OF PRINCIPAL FINANCIAL OFFICER

I, the Chief Financial Officer, of Manhattan Associates, Inc. (the “registrant”), certify that:

1.     I have reviewed this annual report on Form 10-K of the registrant;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and;

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated this 31st day of March, 2003.

/s/ Edward K. Quibell Edward K. Quibell, Chief Financial Officer (Principal Accounting Officer)