Form 10-Q
period 2003-03-31
MANHATTAN ASSOCIATES INC
filed 2003-05-15
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☒    No   ☐

The number of shares of the Issuer’s class of capital stock outstanding as of May 13, 2003, the latest practicable date, is as follows: 29,296,414 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2003

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,900	$64,664
Short-term investments	33,648	57,193
Accounts receivable, net of allowance for doubtful accounts of $4,742 and $5,173 at March 31, 2003 and December 31, 2002, respectively	36,445	32,384
Prepaid expenses and other current assets	5,187	4,967

Total current assets	170,180	159,208
Property and equipment, net	12,474	12,352
Acquisition-related intangible assets, net	12,558	13,321
Goodwill, net	30,148	30,702
Other assets	5,144	4,613

Total assets	$230,504	$220,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,951	$6,754
Accrued liabilities	4,688	3,357
Accrued compensation and benefits	4,595	7,814
Current portion of capital lease obligations	123	164
Income taxes payable	1,512	1,122
Deferred revenue	20,630	15,318

Total current liabilities	37,499	34,529
Deferred income taxes	100	141
Long-term portion of capital lease obligations	240	240
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 29,124,306 and 29,031,107 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	291	290
Additional paid-in capital	125,884	122,977
Retained earnings	66,348	61,808
Accumulated other comprehensive income	178	253
Deferred compensation	(36)	(42)

Total shareholders’ equity	192,665	185,286

Total liabilities and shareholders’ equity	$230,504	$220,196

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Revenue:
Software and hosting fees	$10,159	$9,373
Services	30,240	26,405
Hardware and other	5,698	6,365

Total revenue	46,097	42,143
Costs and Expenses:
Cost of software and hosting fees	1,123	392
Cost of services	12,766	11,622
Cost of hardware and other	4,927	5,320
Research and development	6,754	4,857
Sales and marketing	7,572	5,756
General and administrative	5,734	5,094
Amortization of acquisition-related intangibles	763	534

Total costs and expenses	39,639	33,575

Operating income	6,458	8,568
Other income, net	557	173

Income before income taxes	7,015	8,741
Income tax provision	2,475	3,234

Net income	$4,540	$5,507

Basic net income per share	$0.16	$0.20

Diluted net income per share	$0.15	$0.18

Weighted average number of shares:
Basic	29,079	28,165

Diluted	30,446	31,132

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended
	March 31,

	2003	2002

Operating activities:
Net income	$4,540	$5,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,039	1,677
Amortization of acquisition-related intangibles	763	534
Stock compensation	6	17
Loss on disposal of equipment	—	11
Tax benefit of options exercised	2,175	3,921
Deferred income taxes	(224)	(341)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,879)	(3,955)
Other assets	(78)	918
Accounts payable and accrued liabilities	(2,675)	(4,787)
Income taxes	316	2,235
Deferred revenue	5,334	1,839

Net cash provided by operating activities	8,317	7,576
Investing activities:
Purchase of property and equipment	(2,060)	(1,265)
Net sales (purchases) of short-term investments	23,522	(9,837)

Net cash provided by (used in) investing activities	21,462	(11,102)
Financing activities:
Payment of capital lease obligations	(41)	(32)
Proceeds from issuance of common stock	733	3,524

Net cash provided by financing activities	692	3,492
Foreign currency impact on cash	(235)	(29)

Net change in cash and cash equivalents	30,236	(63)
Cash and cash equivalents at beginning of period	64,664	84,029

Cash and cash equivalents at end of period	$94,900	$83,966

Supplemental cash flow disclosures:
Net cash paid (received) for income taxes	$130	$(2,753)

Cash paid for interest	$6	$117

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2003
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the financial position at March 31, 2003, the results of operations for the three month periods ended March 31, 2003 and 2002 and changes in cash flows for the three month periods ended March 31, 2003 and 2002. The results for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002.

2. Principles of Consolidation

     The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3. Revenue Recognition

     Our revenue consists of revenue from the licensing and hosting of software; fees from consulting, implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions; and sales of hardware.

     We recognize software license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), specifically when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized under the percentage of completion method. Hosting fees, which consist of fees for the license of our software and maintenance of the software and related hardware, are generally paid in advance and recognized ratably over the term of the hosting arrangement.

     Our services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to our software products. Fees for our professional services are generally billed on an hourly basis, and revenue is recognized as we perform the services. Professional services are sometimes rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement, but only in instances when the scope of the project is reasonably quantifiable. We recognize revenue related to fixed-fee based contracts on a percent complete basis based on the hours incurred. We provide for project losses in their entirety in the period in which they become known. Fees related to customer support services and software enhancement subscriptions are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.

     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to our software solutions. As part of a complete solution, our customers frequently purchase hardware from us in conjunction with the licensing of software. These products include computer hardware, radio frequency terminal networks, bar code printers and scanners, and other peripherals. We recognize hardware revenue upon shipment to the customer when title passes. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.

4. Stock-Based Compensation

     We account for our stock-based compensation plan for stock issued to employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, record deferred compensation for options granted at an exercise price below the fair value of the underlying stock. The deferred compensation is presented as a component of equity in the accompanying consolidated balance sheets and is amortized over the periods to be benefited, generally the vesting period of the options. Effective in fiscal year 1996, we adopted the pro forma disclosure option for stock-based compensation issued to employees pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee stock option grants under the fair value method required by SFAS No. 123. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model. The following pro forma information adjusts the net income and net income per share of common stock for the impact of SFAS No. 123:

	Three Months Ended
	March 31,

	2003	2002

Net income:
As reported	$4,540	$5,507
Add: Stock-based employee compensation expense included in reported net income	$6	$17
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards	$(5,142)	$(6,666)

Pro forma in accordance with SFAS No. 123	$(596)	$(1,142)
Basic net income per share:
As reported	$0.16	$0.20
Pro forma in accordance with SFAS No. 123	$(0.02)	$(0.04)
Diluted net income per share:
As reported	$0.15	$0.18
Pro forma in accordance with SFAS No. 123	$(0.02)	$(0.04)

5. Comprehensive Income

     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that have been previously excluded from net income and reflected in shareholders’ equity.

     The following table sets forth the calculation of comprehensive income:

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Net income	$4,540	$5,507
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of taxes	(14)	(40)
Foreign currency translation adjustment, net of taxes	(61)	(69)

Total other comprehensive income (loss), net of taxes	(75)	(109)

Comprehensive income	$4,465	$5,398

6. Net Income Per Share

     Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented. Diluted net income per share is computed using net income divided by Weighted Shares plus common equivalent shares (“CESs”) outstanding for each period presented using the treasury stock method.

     The following is a reconciliation of the shares used in the computation of net income per share:

	Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002

	Basic	Diluted	Basic	Diluted

	(in thousands)		(in thousands)
Weighted Shares	29,079	29,079	28,165	28,165
Effect of CESs	—	1,367	—	2,967

	29,079	30,446	28,165	31,132

     Weighted average shares issuable upon the exercise of stock options which were not included in the calculation of diluted earnings per share were 3,232,914 and 975,772 for the three months ended March 31, 2003 and 2002, respectively. Such shares were not included because they were antidilutive.

7. Foreign Operations

     Total international revenue was approximately $9.6 million and $7.3 million for the three months ended March 31, 2003 and 2002, respectively, which represents approximately 21% and 17% of total revenue, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

     Total revenue for European operations was approximately $8.8 million and $6.2 million for the three months ended March 31, 2003 and 2002, respectively, which represents approximately 19% and 15% of total revenue, respectively. Total net income for European operations was approximately $896,000 for the three months ended March 31, 2003, and total net loss for European operations was approximately $96,000 for the three months ended March 31, 2002. Total long-lived assets for European operations were approximately $12.0 million and $10.3 million as of March 31, 2003 and December 31, 2002, respectively.

8. Reclassifications

     Certain reclassifications were made to the prior year’s financial statements to conform to the 2003 presentation.

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

Critical Accounting Policies and Estimates

     The condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

     Our revenue consists of fees from the licensing and hosting of software; fees from consulting, implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions; and sales of hardware.

     We recognize software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Under SOP 97-2, we recognize software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized under the percentage of completion method. Hosting fees, which consist of fees for the license of our software and maintenance of the software and related hardware, are generally paid in advance and recognized ratably over the term of the hosting arrangement.

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

Accounts Receivable

     We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in aggregate accounted for 18% and 21% of total revenue for each of the quarters ended March 31, 2003 and 2002, respectively. No single customer accounted for more than 10% of revenue in the quarters ended March 31, 2003 and 2002.

Valuation of long-lived and intangible assets and goodwill

     Our business acquisitions have resulted in, and future acquisitions typically will result in, the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as capitalized technology and other definite-lived intangible assets.

     In 2002, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) became effective and as a result, we ceased amortizing goodwill and other intangible assets with indefinite lives. In lieu of amortization, we perform annual impairment reviews.

     We completed the initial impairment review of our goodwill and other intangible assets with indefinite lives on June 30, 2002 as required by SFAS No. 142 and no impairment losses were recognized. Additionally, we performed a periodic review of our goodwill and other intangible assets for impairment as of December 31, 2002, and did not identify any asset impairment as a result of the review. We will continue to test for impairment on an annual basis as of November 30, or on an interim basis if circumstances change that would indicate the possibility of an impairment. The impairment review requires an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

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

Acquisition

     On December 31, 2002, we acquired certain assets of Logistics.com, Inc. from Internet Capital Group for a cash payment of approximately $21.2 million. The acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price has been allocated to net assets assumed of $1.2 million, acquired in-process research and development of $1.5 million, acquired developed technology of $1.5 million, and other intangible assets of $17.0 million. Values assigned to the acquired in-process research and development (“IPRD”) were determined using the income approach. To determine the value of the IPRD, we considered, among other factors, the state of development of each project, the time and costs required to complete each project, expected income and associated risks, which included the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in amounts assigned to IPRD for projects that had not yet reached technological feasibility and do not have alternative future uses. Acquired developed technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Approximately $2.9 million, $1.9 million and $0.4 million of other intangible assets are being amortized over seven-year, five-year and two-year useful lives, respectively. The remaining $11.8 million of goodwill will not be amortized, but will be reviewed for impairment on an annual basis. The allocation of purchase price is based on preliminary estimates of the fair value and the estimated useful life of the acquired assets and is subject to revision based upon the finalization of management’s assessment of the fair value and estimated useful life of the acquired net assets, particularly intangible assets. Changes in the allocation of purchase price will be limited to changes to the estimated useful lives of other identified intangible assets, possibly resulting in a change in the allocation between indefinite-lived assets, which are not amortized, but rather are tested for impairment, and definite-lived assets, which are amortized over their useful lives.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenue

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment, which are considered non-strategic. Total revenue increased 9% to $46.1 million for the quarter ended March 31, 2003, from $42.1 million for the quarter ended March 31, 2002. Software and hosting fees and services revenue increased by 8% and 15%, respectively, while hardware and other revenue decreased by 10% as compared to the first quarter of 2002. The revenue growth during the first quarter of 2003 is primarily attributable to revenue generated in transportation management. In spite of the increase in software and hosting fees and services revenue over the comparable quarter of the prior year, we have continued to experience effects from the deterioration of the United States’ and European economies in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that prolonged continuation of or further deterioration in the current macro-economic conditions and business climates within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our operations. There remains much uncertainty as to whether the macro-economic and business environmental conditions will further deteriorate or improve in the near future, making forecasting difficult.

     Software and Hosting Fees. Software and hosting fees increased to $10.2 million for the quarter ended March 31, 2003, from $9.4 million for the quarter ended March 31, 2002, an increase of $0.8 million or 8%. Hosting fees for the quarter ended March 31, 2003 were approximately $845,000. There were no hosting fees in the quarter ended March 31, 2002.

     Services. Services revenue increased to $30.2 million for the quarter ended March 31, 2003, from $26.4 million for the quarter ended March 31, 2002, an increase of $3.8 million or 15%. The increase in services revenue was principally due to increases in engagements required to implement software sold in 2002 and to upgrade existing customers to more current versions of our offerings and renewals of customer support services and software enhancement subscription agreements on a growing installed base. During the economic downturn, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures.

     Hardware and other. Hardware and other revenue decreased to $5.7 million for the quarter ended March 31, 2003, from $6.4 million for the quarter ended March 31, 2002, a decrease of $0.7 million or 10%. Sales of hardware are non-strategic and largely dependent upon customer-specific desires. Sales of hardware decreased $0.7 million to approximately $4.4 million in the first quarter of 2003 from approximately $5.1 million in the first quarter of 2002. The decrease in hardware sales was attributable to customers’ desires in the current macro-economic environment to buy hardware from other suppliers offering greater discounts and increased sales of software licenses outside of the United States, where customers have historically not bought hardware from us. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For each of the quarters ended March 31, 2003 and 2002, reimbursements by customers for out-of-pocket expenses were approximately $1.3 million.

     Costs and Expenses

     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of capitalized research and development costs. Cost of software and hosting fees increased to $1.1 million, or 11% of software and hosting fees, for the quarter ended March 31, 2003, from $392,000, or 4% of software and hosting fees, for the quarter ended March 31, 2002. The increase in cost of software and hosting fees in the quarter ended March 31, 2003 is principally attributable to the costs associated with hosting our software solutions and to the mix of products sold, which resulted in higher royalties. As discussed above, we did not offer hosting services during 2002.

     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services increased by 10% to $12.8 million, or 42% of services revenue, for the quarter ended March 31, 2003, from $11.6 million, or 44% of services revenue, for the quarter ended March 31, 2002. The increase in cost of services is principally due to a slight increase in the number of services personnel dedicated to the delivery of professional services and annual compensation increases. The decrease in cost of services as a percentage of services revenue is due to improvements in productivity of services personnel.

     Cost of Hardware and Other. Cost of hardware and other decreased by 7% to $4.9 million, or 86% of hardware and other revenue, for the quarter ended March 31, 2003, from $5.3 million, or 84% of hardware revenue, for the quarter ended March 31, 2002. Cost of hardware and other decreased as a direct result of lower sales of hardware. The slight increase in the cost of hardware and other as a percentage of hardware and other revenue is principally due to an increase in the percentage of hardware products sold with relatively lower gross margins and an increase in the relative percentage of reimbursed out-of-pocket expenses with no gross margin during the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $1.3 million for each of the quarters ended March 31, 2003 and 2002.

     Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses increased by 39% to $6.8 million, or 15% of total revenue, for the quarter ended March 31, 2003, from $4.9 million, or 12% of total revenue, for the quarter ended March 31, 2002. The increase in research and development expenses for the first quarter of 2003 as compared to the first quarter of 2002 is principally attributable to an increase in the average number of full-time and contracted personnel dedicated to our ongoing research and development activities, an increase in personnel related to transportation management and the expansion of our offshore development center in India. Our principal research and development activities in the first quarter of 2003 focused on the integration of the new transportation products acquired from Logistics.com and the synchronized product release scheduled for later this year.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 32% to $7.6 million, or 16% of total revenue, for the quarter ended March 31, 2003, from $5.8 million, or 14% of total revenue, for the quarter ended March 31, 2002. The increase in sales and marketing expenses is principally attributable to: (i) growth in the number of international and domestic sales and marketing personnel; (ii) greater incentive compensation paid on greater level of sales; and (iii) continued expansion of our sales and marketing programs around our SCE offerings.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as facilities, depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 13% to $5.7 million, or 12% of total revenue, for the quarter ended March 31, 2003, from $5.1 million, or 12% of total revenue, for the quarter ended March 31, 2002. The increase in general and administrative expenses is principally attributable to increased depreciation and amortization expense and administrative costs and personnel needed to grow our business and improve our infrastructure. Depreciation expense included in general and administrative expenses was $2.0 million and $1.5 million for the quarters ended March 31, 2003 and 2002, respectively.

     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions including the acquisition of Logistics.com in December 2002. Amortization of acquisition-related intangibles increased to $0.7 million for the quarter ended March 31, 2003, or 1.7% of total revenue, from $0.5 million for the quarter ended March 31, 2002, or 1.3% of total revenue. The increase in 2003 was attributable to amortization expense associated with the acquisition of Logistics.com. Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and certain intangible assets, including those recorded in past business combinations and existing as of June 30, 2001, no longer be amortized to earnings, but instead be tested for impairment at least annually.

     Other Income, net

     Other income, net increased to $557,000 for the quarter ended March 31, 2003 from $173,000 for the quarter ended March 31, 2002. Other income, net for the first quarter of 2003 includes a foreign exchange gain of approximately $120,000 and other income, net for the first quarter of 2002 includes a foreign exchange loss of approximately $125,000. In April 2002, we prepaid in full $5.3 million outstanding under a note payable, which resulted in reduced interest expense during the first quarter of 2003 as compared to the first quarter of 2002. Partially offsetting these items, lower market interest rates have continued to reduce our return on invested cash, cash equivalents and short-term investments. Our weighted-average interest rate on investment securities at March 31, 2003 approximated 1.3%, as compared to approximately 1.9% at March 31, 2002.

     Income Taxes

     The provision for income taxes was $2.5 million, or 35.3% of taxable income, for the quarter ended March 31, 2003, compared to $3.2 million, or 37.0% of taxable income, for the quarter ended March 31, 2002. The quarterly income tax rates reflect our estimated annual effective income tax rates and considers the source of estimated taxable income, effective state and international income tax rates and anticipated tax credits. The decrease to 35.3% in 2003 from 37.0% in 2002 is principally due to more anticipated income from international sources in 2003 along with an increase in research and development credits. The provision for income taxes for the quarters ending March 31, 2003 and 2002 does not include the $2.2 million and $3.9 million tax benefits realized from stock options exercised during the quarters, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

     Net Income Per Share

     Diluted net income per share for the quarters ended March 31, 2003 and 2002 was $0.15 and $0.18, respectively, on fully diluted shares outstanding of 30,446,000 and 31,132,000, respectively. Excluding tax-effected amortization of acquisition-related intangibles, diluted net income was $5.0 million, or 11% of total revenue and $0.17 per fully diluted share, for the quarter ended March 31, 2003. This compares to diluted net income of $5.8 million, excluding tax-effected amortization of acquisition-related intangibles, or 14% of total revenue and $0.19 per fully diluted share, for the quarter ended March 31, 2002. See reconciliation of non-GAAP net income included below.

     Adjusted Results of Operations

     The following summary of adjusted consolidated selected statement of income data presents our non-GAAP results of operations for the three months ended March 31, 2003 and 2002, excluding the amortization of acquisition-related intangibles. We believe the exclusion of this item provides shareholders and potential investors a relevant summary of the results of our operations as they relate to our ongoing core business, and we use these measures internally to evaluate our operating performance. This information is not to be construed as a measurement of profitability under accounting principles generally accepted in the United States and is not to be accepted or used as an alternative to net income. Additionally, the adjusted results of operations, as presented, may not be consistent with measures used by other companies.

	Three Months Ended March 31,

	2003	2002

	(In thousands, except per share data)
Adjusted Consolidated Statement of Income Data:
Revenues	$46,097	$42,143
Costs and expenses	38,876	33,041

Income from operations	7,221	9,102
Other income, net	557	173

Income before income taxes	7,778	9,275
Income tax expense:
Tax provision	2,744	3,432

Net income	$5,034	$5,843

Diluted net income per share	$0.17	$0.19

Shares used in computing diluted net income per share	30,446	31,132

     The following is a reconciliation of income from operations and net income to the amounts presented above:

	Three Months Ended March 31,

	2003	2003

	(In thousands, except per share data)
GAAP income from operations	$6,458	$8,568
Amortization of acquisition-related intangibles	763	534

Adjusted income from operations	$7,221	$9,102

GAAP net income	$4,540	$5,507
Amortization of acquisition-related intangibles	763	534
Income tax effect of excluded item	(269)	(198)

Net effect of adjustments	494	336

Adjusted net income	$5,034	$5,843

     Liquidity and Capital Resources

     We have funded our operations primarily through cash generated from operations. As of March 31, 2003, we had approximately $128.5 million in cash, cash equivalents and short-term investments, as compared to approximately $121.9 million at December 31, 2002.

     Our operating activities provided cash of approximately $8.3 million for the three months ended March 31, 2003 and $7.6 million for the three months ended March 31, 2002. Cash from operating activities for the three months ended March 31, 2003 arose principally from operating income, increases in prepayments of professional services, customer support services and software enhancement subscriptions, and income tax benefits arising from exercises of stock options by employees, offset by an increase in accounts receivable and decreases in accrued compensation and accounts payable. Days sales outstanding increased to 71 days at March 31, 2003 from 65 days at December 31, 2002, principally due to delayed collections on international revenues.

     Our investing activities provided cash of approximately $21.5 million for the three months ended March 31, 2003 and used cash of approximately $11.1 million for the three months ended March 31, 2002. Cash from investing activities for the three months ended March 31, 2003 arose principally from the sale of short-term investments (investments with original maturities greater than 90 days). Partially off-setting these sales, we purchased approximately $2.1 million of capital equipment to support our business and infrastructure.

     Our financing activities provided cash of approximately $0.7 million and $3.5 million for the three months ended March 31, 2003 and 2002, respectively. The principal source of cash provided by financing activities was from the proceeds of the issuance of common stock pursuant to the exercise of stock options.

     We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

     We believe that our existing liquidity and expected cash flows from operations will satisfy our capital requirements for the foreseeable future. We believe that existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case.

     Forward-Looking Statements

     Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2002. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

     Total international revenue was approximately $9.6 million and $7.3 million for the three months ended March 31, 2003 and 2002, respectively, which represents approximately 21% and 17% of our total revenue, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

     To date, we have conducted our direct European operations out of offices in the United Kingdom, Holland and Germany, consisting of over 125 employees. Total revenue for European operations was approximately $8.8 million and $6.2 million for the three months ended March 31, 2003 and 2002, respectively, which represents approximately 19% and 15% of total revenue, respectively. Total net income for European operations was approximately $896,000 for the three months ended March 31, 2003 and total net loss for European operations was approximately $96,000 for the three months ended March 31, 2002. These transactions are typically denominated in British Pounds and Euros. A fluctuation of 10% in the average exchange rate of the British Pound and Euro relative to the U.S. dollar during the three months ended March 31, 2003 would have resulted in an increase or decrease in net income of approximately $90,000.

     We recognized a foreign exchange rate gain of approximately $120,000 during the three months ended March 31, 2003 and a foreign exchange rate loss of approximately $125,000 during the three months ended March 31, 2002. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at March 31, 2003 relative to the U.S. dollar would result in approximately a $575,000 change in the reported foreign currency gain.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at March 31, 2003 was approximately 1.3%, as compared to 1.9% at March 31, 2002. The fair value of cash equivalents and short-term investments held at March 31, 2003 was $110.5 million. Based on the average investments outstanding during 2003, an increase or decrease of 25 basis points would result in an increase or decrease to interest income of approximately $70,000 from the reported interest income.

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

     We also maintain a system of internal accounting controls that is designed to provide assurance that our assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended March 31, 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

     On February 10, 2003, we, along with three of our employees, were named as defendants in a lawsuit filed by EXE Technologies, Inc., a Delaware corporation, in the District Court Dallas County, Texas. The complaint alleges unfair and anticompetitive business practices and misappropriation of EXE’s proprietary information. We believe that the allegations raised by EXE are without merit and are not material to our financial condition. No assurance can be given as to the ultimate outcome of these legal proceedings. We were not a party to any other material legal proceedings during the quarter covered by this report.

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

Item 5. Other Information.

     No events occurred during the quarter covered by the report that would require a response to this item.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.1	Separation Agreement and Release, by and between the Company and Neil Thall, dated March 26, 2003 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.2	Non-Competition Agreement, by and between the Company and Neil Thall, dated March 26, 2003 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

99.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(b)	Reports to be filed on Form 8-K.

On January 15, 2003, the Company filed a Current Report on Form 8-K providing disclosure on Items 2 and 7 of that Form.

On February 27, 2003, the Company filed a Current Report on Form 8-K providing disclosure on Item 9 of that Form.

On March 17, 2003, the Company filed a Current Report on Form 8-K/A providing disclosure on Item 7 of that Form.

On March 28, 2003, the Company filed a Current Report on Form 8-K providing disclosure on Items 5 and 7 of that Form.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC

Date: May 15, 2003	/s/ Richard M. Haddrill

Richard M. Haddrill Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 15, 2003	/s/ Edward K. Quibell

Edward K. Quibell Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER

     I, the Chief Executive Officer of Manhattan Associates, Inc. (the “registrant”), certify that:

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

     Dated this 15th day of May, 2003.

/s/ Richard M. Haddrill

Richard M. Haddrill, Chief Executive Officer

CERTIFICATIONS OF PRINCIPAL FINANCIAL OFFICER

     I, the Chief Financial Officer of Manhattan Associates, Inc. (the “registrant”), certify that:

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

     Dated this 15th day of May, 2003.

/s/ Edward K. Quibell

Edward K. Quibell, Chief Financial Officer