Form 10-Q
period 2003-06-30
MANHATTAN ASSOCIATES INC
filed 2003-08-14
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares of the Issuer’s class of capital stock outstanding as of August 12, 2003, the latest practicable date, is as follows: 29,712,593 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2003

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,431	$64,664
Short-term investments	4,015	57,193
Accounts receivable, net of allowance for doubtful accounts of $4,131 and $5,173 at June 30, 2003 and December 31, 2002, respectively	33,375	32,384
Prepaid expenses and other current assets	6,440	4,967

Total current assets	171,261	159,208
Property and equipment, net	12,730	12,352
Long-term investments	12,031	—
Acquisition-related intangible assets, net	12,296	13,321
Goodwill, net	30,654	30,702
Other assets	5,056	4,613

Total assets	$244,028	$220,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,114	$6,754
Accrued liabilities	3,999	3,357
Accrued compensation and benefits	5,959	7,814
Current portion of capital lease obligations	164	164
Income taxes payable	1,324	1,122
Deferred revenue	20,203	15,318

Total current liabilities	37,763	34,529
Deferred income taxes	213	141
Long-term portion of capital lease obligations	126	240
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 29,595,797 and 29,031,107 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	296	290
Additional paid-in capital	133,137	122,977
Retained earnings	72,137	61,808
Accumulated other comprehensive income	388	253
Deferred compensation	(32)	(42)

Total shareholders’ equity	205,926	185,286

Total liabilities and shareholders’ equity	$244,028	$220,196

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Software and hosting fees	$11,357	$10,239	$21,516	$19,612
Services	33,385	28,152	63,625	54,557
Hardware and other	5,455	6,722	11,153	13,087
Recovery relating to bankrupt customer	848	—	848	—

Total revenue	51,045	45,113	97,142	87,256
Costs and Expenses:
Cost of software and hosting fees	1,222	470	2,345	862
Cost of services	14,084	11,808	26,850	23,430
Cost of hardware and other	4,629	5,539	9,556	10,859
Research and development	7,007	5,387	13,761	10,244
Sales and marketing	8,608	6,994	16,180	12,750
General and administrative	5,869	5,307	11,603	10,401
Amortization of acquisition-related intangibles	825	534	1,588	1,068
Restructuring charge	893	—	893	—

Total costs and expenses	43,137	36,039	82,776	69,614

Operating income	7,908	9,074	14,366	17,642
Other income, net	1,055	1,014	1,612	1,187

Income before income taxes	8,963	10,088	15,978	18,829
Income tax provision	3,174	3,839	5,649	7,073

Net income	$5,789	$6,249	$10,329	$11,756

Basic net income per share	$0.20	$0.22	$0.35	$0.41

Diluted net income per share	$0.19	$0.20	$0.34	$0.38

Weighted average number of shares:
Basic	29,332	28,687	29,206	28,427

Diluted	30,688	30,753	30,564	30,617

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net income	$10,329	$11,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,947	3,345
Amortization of acquisition-related intangibles	1,588	1,068
Stock compensation	10	33
Loss on disposal of equipment	—	11
Tax benefit of options exercised	5,784	7,645
Deferred income taxes	(589)	(324)
Changes in operating assets and liabilities:
Accounts receivable, net	(613)	(4,139)
Other assets	(1,411)	212
Accounts payable and accrued liabilities	(2,006)	608
Income taxes	137	2,227
Deferred revenue	4,836	1,748

Net cash provided by operating activities	22,012	24,190
Investing activities:
Purchase of property and equipment	(3,976)	(3,027)
Net maturities (purchases) of investments	41,148	(32,304)
Payments in connection with the acquisition of ReturnCentral	(563)	—

Net cash provided by (used in) investing activities	36,609	(35,331)
Financing activities:
Repayment of note payable	—	(5,250)
Payment of capital lease obligations	(114)	(61)
Proceeds from issuance of common stock from options exercised	4,382	5,660

Net cash provided by financing activities	4,268	349
Foreign currency impact on cash	(122)	229

Net change in cash and cash equivalents	62,767	(10,563)
Cash and cash equivalents at beginning of period	64,664	84,029

Cash and cash equivalents at end of period	$127,431	$73,466

Supplemental cash flow disclosures:
Net cash paid (received) for income taxes	$244	$(2,662)

Cash paid for interest	$10	$232

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2003
(unaudited)

1.     Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal adjustments considered necessary for a fair presentation of the financial position at June 30, 2003, the results of operations for the three and six month periods ended June 30, 2003 and 2002 and changes in cash flows for the six month periods ended June 30, 2003 and 2002. The results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002.

2.     Principles of Consolidation

          The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.     Revenue Recognition

          Our revenue consists of Software and Hosting Fees, which consist of revenue from the licensing and hosting of software and revenue from funded research and development efforts; Services Revenue, which consist of fees from consulting, implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions; and Hardware and Other Revenue, which consists of sales of hardware and reimbursed project expenses.

          We recognize software license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), specifically when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized under the percentage of completion method. We estimate the percentage of completion utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We provide for project losses in their entirety in the period in which they become known. Hosting fees, which consist of fees for the license of our software and maintenance of the software and related hardware, are generally paid in advance and recognized ratably over the term of the hosting arrangement. We occasionally enter into funded research and development agreements for the enhancement of existing products or for the development of new products. Revenues from these funded development efforts are recognized under the percentage of completion method and included in the Software and Hosting Fees line item in our statement of operations. The costs associated with the

Form 10-Q

funded development efforts are included in the research and development line item in our statement of operations.

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

          On January 22, 2002, a significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. In September 2002, the United States Bankruptcy Court for the Northern District of Illinois Eastern Division authorized the significant customer’s request to assume the software license, services, support and enhancement agreement. Upon receiving the final cash settlement in June 2003, subsequent to the significant customer emerging from bankruptcy, we recovered the remaining $848,000 of the allowance during the second quarter of 2003. The recovery was recorded as a separate revenue line item in the condensed consolidated statements of income and a reduction to the allowance for doubtful accounts in the condensed consolidated balance sheets during the second quarter of 2003.

4.     Investments

          Our investments in marketable securities consist of debt instruments of the U.S. Treasury, U.S. government agencies and corporate commercial paper. Investments with original maturities of less than ninety days are classified as cash equivalents, investments with original maturities of greater than ninety days but less than one year are classified as short-term investments, and those with original maturities of greater than one year are classified as long-term investments. Our long-term investments consist of debt instruments of U.S. government agencies and mature after one year through five years.

5.     Stock-Based Compensation

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

Form 10-Q

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, which requires that the information be determined as if we had accounted for our employee stock option grants under the fair value method required by SFAS No. 123. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model. The following pro forma information adjusts the net income and net income per share of common stock for the impact of SFAS No. 123:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net income:
As reported	$5,789	$6,249	$10,329	$11,756
Add: Stock-based employee compensation expense included in reported net income	4	16	10	33
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards	$(8,339)	$(6,666)	$(13,481)	$(13,332)

Pro forma in accordance with SFAS No. 123	$(2,546)	$(401)	$(3,142)	$(1,543)
Basic net income per share:
As reported	$0.20	$0.22	$0.35	$0.41
Pro forma in accordance with SFAS No. 123	$(0.09)	$(0.01)	$(0.11)	$(0.05)
Diluted net income per share:
As reported	$0.19	$0.20	$0.34	$0.38
Pro forma in accordance with SFAS No. 123	$(0.09)	$(0.01)	$(0.11)	$(0.05)

6.     Comprehensive Income

          Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that have been previously excluded from net income and reflected in shareholders’ equity.

          The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net income	$5,789	$6,249	$10,329	$11,756
Other comprehensive income, net of tax:
Unrealized gain on investments, net of taxes	16	45	2	5
Foreign currency translation adjustment, net of taxes	194	351	173	282

Total other comprehensive income, net of taxes	210	396	175	287

Comprehensive income	$5,999	$6,645	$10,504	$12,043

Form 10-Q

7.     Net Income Per Share

          Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented. Diluted net income per share is computed using net income divided by Weighted Shares plus common equivalent shares (“CESs”) outstanding for each period presented using the treasury stock method.

          The following is a reconciliation of the shares used in the computation of net income per share:

	Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002

	Basic	Diluted	Basic	Diluted

	(in thousands)		(in thousands)
Weighted Shares	29,332	29,332	28,687	28,687
Effect of CESs	—	1,356	—	2,066

	29,332	30,688	28,687	30,753

	Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002

	Basic	Diluted	Basic	Diluted

	(in thousands)		(in thousands)
Weighted Shares	29,206	29,206	28,427	28,427
Effect of CESs	—	1,358	—	2,190

	29,206	30,564	28,427	30,617

          Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 2,890,838 and 1,075,195 for the three months ended June 30, 2003 and 2002, respectively, and 3,089,053 and 1,020,801 for the six months ended June 30, 2003 and 2002, respectively. Such shares were not included because they were antidilutive.

8.     Foreign Operations

          Total international revenue was approximately $18.9 million and $15.1 million for the six months ended June 30, 2003 and 2002, respectively, which represents approximately 19% and 17% of total revenue, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

          Total revenue for European operations was approximately $16.1 million and $13.0 million for the six months ended June 30, 2003 and 2002, respectively, which represents approximately 17% and 15% of total revenue, respectively. Total net income for European operations was approximately $645,000 for the six months ended June 30, 2003, and total net loss for European operations was approximately $99,000 for the six months ended June 30, 2002. Total long-lived assets for European operations were approximately $11.2 million and $10.3 million as of June 30, 2003 and December 31, 2002, respectively.

9.     Reclassifications

          Certain reclassifications were made to the prior year’s financial statements to conform to the 2003 presentation.

Form 10-Q

10.     Acquisition

          On June 30, 2003, we acquired certain assets of ReturnCentral for a cash payment of approximately $563,000 plus a potential earnout based upon the total ReturnCentral software and services fees received and recognized during the period starting on June 30, 2003 and ending on August 31, 2005. The earnout payment, if any, for the first twelve months will be the sum of: (i) 30% of all ReturnCentral software fees plus up to and including $800,000; plus 33% of all ReturnCentral software fees greater than $800,000 and up to and including $1.3 million; plus 36% of all ReturnCentral software fees greater than $1.3 million and up to and including $2.0 million; plus 40% of all ReturnCentral software fees greater than $2.0 million; and (ii) 13% of all ReturnCentral service fees. The earnout payment, if any, for the following fourteen month period will be the sum of: (i) 30% of all ReturnCentral software fees up to and including $2.0 million; plus 33% of all ReturnCentral software fees greater than $2.0 million and up to and including $3.0 million; plus 36% of all ReturnCentral software fees greater than $3.0 million and up to and including $4.0 million; plus 40% of all ReturnCentral software fees greater than $4.0 million; and (ii) 13% of all ReturnCentral service fees. ReturnCentral provides reverse supply chain software and solutions. Through this acquisition, we will expand our reverse logistics capabilities to provide customers with an end-to-end returns management solution, which encompasses inbound returns management, returns processing management and outbound returns management. The entire purchase price has been allocated to acquired developed technology based on management’s judgment and is considered preliminary as of June 30, 2003. The acquisition has been accounted for under the purchase method of accounting, and the results of operations will be included in our operations after June 30, 2003. No amounts are included in the operating results for the quarter ended June 30, 2003.

11.     Restructuring Charge

          During the quarter ended June 30, 2003, we recorded a restructuring charge relating to an internal reorganization of $893,000. The restructuring charge is presented as a separate line item in the condensed consolidated statements of income. The reorganization more closely aligns our customer advocates with our implementation teams, and our customer support organization with our technical teams. The charge consists primarily of one-time severance payments. We anticipate that there will be no further costs relating to this reorganization in future quarters.

	2003 Charge	Utilized	To Be Utilized

Employee severance-related costs	$893,000	$506,000	$387,000

12.     New Accounting Pronouncements

          In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we enter into after June 30, 2003. We will adopt EITF 00-21 effective July 1, 2003. We believe that the adoption of this statement will not have a material effect on our condensed consolidated statements of income, financial position or liquidity.

          In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which is an interpretation of SFAS Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual

Form 10-Q

financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective during the first quarter of 2003 for all guarantees outstanding, regardless of when they were issued or modified. Adoption of this interpretation did not have a material effect on our condensed consolidated statements of income or financial position. The following is a summary of our agreements that we have determined are within the scope of FIN 45.

          Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer's authorized use of our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer, as well as our modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. As a result, we believe the estimated fair value of these obligations is nominal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

          We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for ninety days. Additionally, we warrant that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

          In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual interests or other financial interests in the entity. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied during the first interim or annual period beginning after June 15, 2003. We adopted FIN 46 effective February 1, 2003. Adoption of this interpretation did not have a material effect on our condensed consolidated statements of income or financial position.

13.     Subsequent Event

          On July 11, 2003, we made a cash investment of $2 million in Alien Technology Corp., a provider of ultra-low cost radio frequency identification (RFID) tags and hardware. The investment has been accounted for under the cost method.

Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

          Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2002. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Overview

          We are a leading global provider of technology-based solutions to improve the effectiveness of and the efficiencies within and across the supply chain. Our solutions, which consist of software, services and hardware, enhance distribution and transportation efficiencies through the real-time integration of supply chain constituents, including manufacturers, distributors, retailers, suppliers, transportation providers and consumers. Our software provides solutions for the four principal elements of supply chain execution, or SCE: warehouse management; transportation management; trading partner management; and performance management. Warehouse management solutions include the performance of the many processes that take place in the warehouse and distribution center, beginning with the placement of an order by a customer and ending with the order fulfillment process. Transportation management solutions include functionality that allows a company to optimally procure, plan and execute transportation services, including the delivery of the order to the end customer. Trading partner management solutions provide real-time synchronization of key processes and their associated information flows across the supply chain, including customer process synchronization, supplier process management, global inventory visibility, supply chain event management and returns management. Performance management solutions use analytic tools that allow distribution center managers to monitor events within the supply chain cycle, analyze historical data and generate reports. We also provide services, including design, configuration, implementation and training services, plus customer support services and software enhancement subscriptions.

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

Form 10-Q

Revenues and Revenue Recognition

          Our revenue consists of Software and Hosting Fees, which consist of revenue from the licensing and hosting of software and revenue from funded research and development efforts; Services Revenue, which consist of fees from consulting, implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions; and Hardware and Other Revenue, which consists sales of hardware and reimbursed project expenses.

          Revenue recognition rules for software companies are very complex. Although we follow very specific and detailed guidelines in measuring revenue, the application of those guidelines require judgment including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. For arrangements that require the use of the percentage of completion method, the complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

          We recognize software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Under SOP 97-2, we recognize software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized under the percentage of completion method. We estimate the percentage of completion utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We provide for project losses in their entirety in the period in which they become known. Hosting fees, which consist of fees for the license of our software and maintenance of the software and related hardware, are generally paid in advance and recognized ratably over the term of the hosting arrangement. We occasionally enter into funded research and development agreements for the enhancement of existing products or for the development of new products. Revenues from these funded development efforts are recognized under the percentage of completion method and included in the Software and Hosting Fees line item in our statement of operations. The costs associated with the funded development efforts are included in the research and development line item in our statement of operations.

          Most of our software arrangements include professional services. Professional services revenues are generally accounted for separately from the software license revenues because the arrangements qualify as “service transactions” as defined by SOP 97-2. The most significant factors considered in determining whether the revenue should be accounted for separately include the nature of the services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors and timing of payments. Fees from professional services performed by us are generally billed on an hourly basis, and revenue is recognized as the services are performed. From time to time, we will enter into professional services agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a percent complete basis based on the hours incurred. Project losses are provided for in their entirety in the period in which they become known. Fees from customer support services and software enhancement subscriptions are

Form 10-Q

generally paid in advance and recognized as revenue ratably over the term of the agreement, typically 12 months.

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

Accounts Receivable

          We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in aggregate accounted for 17% and 22% of total revenue for the six months ended June 30, 2003 and 2002, respectively. No single customer accounted for more than 10% of total revenue during the six months ended June 30, 2003 and 2002.

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

          In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This new Statement also supercedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 requires that we evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS No. 144 requires expected future operating losses from discontinued operations to be reported as discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment.

Form 10-Q

Acquisitions

          On December 31, 2002, we acquired certain assets of Logistics.com, Inc. from Internet Capital Group for a cash payment of approximately $21.2 million. The acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, the purchase price has been allocated to net assets assumed of $0.7 million, acquired in-process research and development of $1.5 million, acquired developed technology of $1.5 million, and other intangible assets of $17.5 million. Values assigned to the acquired in-process research and development (“IPRD”) were determined using the income approach. To determine the value of the IPRD, we considered, among other factors, the state of development of each project, the time and costs required to complete each project, expected income and associated risks, which included the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in amounts assigned to IPRD for projects that had not yet reached technological feasibility and do not have alternative future uses. Acquired developed technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Approximately $2.9 million, $1.9 million and $0.4 million of other intangible assets are being amortized over seven-year, five-year and two-year useful lives, respectively. The remaining $12.3 million of goodwill will not be amortized, but will be reviewed for impairment on an annual basis. The allocation of purchase price is based on preliminary estimates of the fair value and the estimated useful life of the acquired assets and is subject to revision based upon the finalization of management’s assessment of the fair value and estimated useful life of the acquired net assets, particularly intangible assets. Changes in the allocation of purchase price will be limited to changes to the estimated useful lives of other identified intangible assets, possibly resulting in a change in the allocation between indefinite-lived assets, which are not amortized, but rather are tested for impairment, and definite-lived assets, which are amortized over their useful lives.

          On June 30, 2003, we acquired certain assets of ReturnCentral for a cash payment of approximately $563,000 plus a potential earnout based upon the total ReturnCentral software and services fees received and recognized during the period starting on June 30, 2003 and ending on August 31, 2005. The earnout payment, if any, for the first twelve months will be the sum of: (i) 30% of all ReturnCentral software fees up to and including $800,000; plus 33% of all ReturnCentral software fees greater than $800,000 and up to and including $1.3 million; plus 36% of all ReturnCentral software fees greater than $1.3 million and up to and including $2.0 million; plus 40% of all ReturnCentral software fees greater than $2.0 million; and (ii) 13% of all ReturnCentral service fees. The earnout payment, if any, for the following fourteen month period will be the sum of: (i) 30% of all ReturnCentral software fees up to and including $2.0 million; plus 33% of all ReturnCentral software fees greater than $2.0 million and up to and including $3.0 million; plus 36% of all ReturnCentral software fees greater than $3.0 million and up to and including $4.0 million; plus 40% of all ReturnCentral software fees greater than $4.0 million; and (ii) 13% of all ReturnCentral service fees. The entire purchase price has been allocated to acquired developed technology based on management’s judgment and is considered preliminary as of June 30, 2003. The acquisition has been accounted for under the purchase method of accounting, and the results of operations will be included in our operations after June 30, 2003. No amounts are included in the operating results for the quarter ended June 30, 2003.

Form 10-Q

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Revenue

          Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment, which are considered non-strategic. Total revenue increased 13% to $51.0 million for the quarter ended June 30, 2003, from $45.1 million for the quarter ended June 30, 2002. Software and hosting fees and services revenue increased by 11% and 19%, respectively, while hardware and other revenue decreased by 19% as compared to the second quarter of 2002. The revenue growth during the second quarter of 2003 is attributable to revenue generated from increased sales of our product suite that includes our historical products and the products we acquired from Logistics.com in December 2002. In spite of the increase in software and hosting fees and services revenue over the comparable quarter of the prior year, we have continued to experience effects from the deterioration of the United States’ and European economies and reduced capital spending, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that prolonged continuation of or further deterioration in the current macro-economic conditions and business climates, and the continued delay in capital spending within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our operations. There remains much uncertainty as to whether the macro-economic and business environmental conditions will further deteriorate or improve in the near future, making forecasting difficult.

          Software and Hosting Fees. Software and hosting fees increased to $11.4 million for the quarter ended June 30, 2003, from $10.2 million for the quarter ended June 30, 2002, an increase of $1.2 million or 11%. The increase was attributable to hosting fees and revenue from funded development efforts. Hosting fees and funded development for the quarter ended June 30, 2003 were approximately $1.1 million and $0.4 million, respectively. There were no hosting fees or funded development in the quarter ended June 30, 2002.

          Services. Services revenue increased to $33.4 million for the quarter ended June 30, 2003, from $28.2 million for the quarter ended June 30, 2002, an increase of $5.2 million or 19%. The increase in services revenue was principally due to: (i) increases in engagements required to implement software sold in 2002 and the first quarter of 2003 and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. During the economic downturn, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures.

          Hardware and other. Hardware and other revenue decreased to $5.5 million for the quarter ended June 30, 2003, from $6.7 million for the quarter ended June 30, 2002, a decrease of $1.2 million or 19%. Sales of hardware are non-strategic and largely dependent upon customer-specific desires. Sales of hardware decreased $1.6 million to approximately $3.8 million in the second quarter of 2003 from approximately $5.4 million in the second quarter of 2002. The decrease in hardware sales was attributable to customers’ desires in the current macro-economic environment to buy hardware from other

Form 10-Q

suppliers offering greater discounts. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended June 30, 2003 and 2002, reimbursements by customers for out-of-pocket expenses were approximately $1.7 million and $1.3 million, respectively.

          Recovery relating to Bankrupt Customer. On January 22, 2002, a significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. In September 2002, the United States Bankruptcy Court for the Northern District of Illinois Eastern Division authorized the significant customer’s request to assume the software license, services, support and enhancement agreement. Upon receiving the final cash settlement in June 2003, subsequent to the significant customer emerging from bankruptcy, we recovered the remaining $848,000 of the allowance during the second quarter of 2003. The recovery was recorded as a separate revenue line item in the condensed consolidated statements of income and a reduction to the allowance for doubtful accounts in the condensed consolidated balance sheets during the second quarter of 2003.

     Costs and Expenses

          Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of capitalized research and development costs. Cost of software and hosting fees increased to $1.2 million, or 11% of software and hosting fees, for the quarter ended June 30, 2003, from $470,000, or 5% of software and hosting fees, for the quarter ended June 30, 2002. The increase in cost of software and hosting fees in the quarter ended June 30, 2003 is principally attributable to the costs associated with hosting our software solutions and to the mix of products sold, which resulted in higher royalties. As discussed above, we did not offer hosting services during 2002.

          Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services increased by 19% to $14.1 million, or 42% of services revenue, for the quarter ended June 30, 2003, from $11.8 million, or 42% of services revenue, for the quarter ended June 30, 2002. The increase in cost of services is principally due to an increase in salary-related costs resulting from a 9% increase in the number of services personnel dedicated to the delivery of professional services and annual compensation increases of approximately 5%.

          Cost of Hardware and Other. Cost of hardware and other decreased by 16% to $4.6 million, or 85% of hardware and other revenue, for the quarter ended June 30, 2003, from $5.5 million, or 82% of hardware and other revenue, for the quarter ended June 30, 2002. Cost of hardware and other decreased as a direct result of lower sales of hardware. The increase in the cost of hardware and other as a percentage of hardware and other revenue is due to an increase in the relative percentage of reimbursed out-of-pocket expenses with no gross margin during the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $1.7 million and $1.3 million for the quarters ended June 30, 2003 and 2002, respectively.

          Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses increased by 30% to $7.0 million, or 14% of total revenue, for the quarter ended June 30, 2003, from $5.4 million, or 12% of total revenue, for the quarter ended June 30, 2002. The increase in research and development expenses for the second quarter of 2003 as compared to the second quarter of 2002 is principally attributable to an increase in the average number of full-time

Form 10-Q

and contracted personnel dedicated to our ongoing research and development activities, including personnel related to transportation management, and the expansion of our offshore development center in India. Domestic research and development personnel increased by approximately 14%, while the number of personnel related to our offshore development center increased to 137 at June 30, 2003 from zero at June 30, 2002. Our principal research and development activities in the second quarter of 2003 focused on the integration of the new transportation products acquired from Logistics.com and the synchronized product release, which included expanded product functionality, interoperability and testing. In addition, certain research and development personnel were utilized to enhance existing products or develop new products for clients under funded development arrangements. Approximately $360,000 of costs relating to funded development was included in research and development. The fees received for such efforts were included in software and hosting fees.

          Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 23% to $8.6 million, or 17% of total revenue, for the quarter ended June 30, 2003, from $7.0 million, or 16% of total revenue, for the quarter ended June 30, 2002. The increase in sales and marketing expenses is principally attributable to: (i) an increase in salary-related costs resulting from a 10% increase in the number of international and domestic sales and marketing personnel; (ii) greater incentive compensation paid on a greater level of sales; and (iii) continued expansion of our sales and marketing programs, including the re-branding of our product suite.

          General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as facilities, depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 11% to $5.9 million, or 11% of total revenue, for the quarter ended June 30, 2003, from $5.3 million, or 12% of total revenue, for the quarter ended June 30, 2002. The increase in general and administrative expenses is principally attributable to increased depreciation and amortization expense and administrative costs and personnel needed to grow our business and improve our infrastructure. General and administrative personnel increased by approximately 18% from June 30, 2002 to June 30, 2003. Depreciation expense included in general and administrative expenses was $1.8 million and $1.5 million for the quarters ended June 30, 2003 and 2002, respectively.

          Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions including the acquisition of Logistics.com in December 2002. Amortization of acquisition-related intangibles which have finite lives and are separable from goodwill increased to $0.8 million for the quarter ended June 30, 2003, or 1.6% of total revenue, from $0.5 million for the quarter ended June 30, 2002, or 1.2% of total revenue. The increase in 2003 was attributable to amortization expense associated with the acquisition of Logistics.com. Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and certain intangible assets, including those recorded in past business combinations and existing as of June 30, 2001, no longer be amortized to earnings, but instead be tested for impairment at least annually.

          Restructuring Charge. During the quarter ended June 30, 2003, we recorded a restructuring charge relating to an internal reorganization of $0.9 million, or 1.7% of total revenue. The reorganization more closely aligns our customer advocates with our implementation teams, and our customer support organization with our technical teams. The charge consists primarily of severance payments. Approximately $0.5 million was paid prior to June 30, 2003 and the remaining $0.4 million was accrued for and will be paid out within the next six months. We anticipate that there will be no further costs relating to this reorganization in future quarters.

Form 10-Q

     Other Income, net

          Other income, net increased to $1.1 million for the quarter ended June 30, 2003 from $1.0 million for the quarter ended June 30, 2002. Other income, net for the second quarters of 2003 and 2002 include foreign exchange gains of approximately $0.7 million and $0.5 million, respectively. Partially offsetting the gains, lower market interest rates have continued to reduce our return on invested cash, cash equivalents and investments. Our weighted-average interest rate on investment securities at June 30, 2003 approximated 1.2%, as compared to approximately 1.8% at June 30, 2002.

     Income Taxes

          The provision for income taxes was $3.2 million, or 35.4% of taxable income, for the quarter ended June 30, 2003, compared to $3.8 million, or 38.1% of taxable income, for the quarter ended June 30, 2002. The quarterly income tax rates reflect our estimated annual effective income tax rates and considers the source of estimated taxable income, effective state and international income tax rates and anticipated tax credits. The decrease to 35.4% in 2003 from 38.1% in 2002 is principally due to more anticipated income from international sources in 2003 along with an increase in research and development credits. The provision for income taxes for the quarters ending June 30, 2003 and 2002 does not include the $3.6 million and $3.7 million tax benefits realized from stock options exercised during the quarters, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

Net Income Per Share

          Diluted net income per share for the quarters ended June 30, 2003 and 2002 was $0.19 and $0.20, respectively, on fully diluted shares outstanding of 30,688,000 and 30,753,000, respectively. Excluding the tax-effected recovery relating to the bankrupt customer, restructuring charge and amortization of acquisition-related intangibles, diluted net income was $6.4 million, or 12% of total revenue and $0.21 per fully diluted share, for the quarter ended June 30, 2003. This compares to diluted net income of $6.6 million, excluding tax-effected amortization of acquisition-related intangibles, or 15% of total revenue and $0.21 per fully diluted share, for the quarter ended June 30, 2002. See reconciliation of non-GAAP net income included below.

Form 10-Q

     Adjusted Results of Operations

          The following summary of adjusted consolidated selected statement of income data presents our non-GAAP results of operations for the three months ended June 30, 2003 and 2002, excluding the recovery relating to the bankrupt customer, restructuring charge and amortization of acquisition-related intangibles. We believe the exclusion of these items provide shareholders and potential investors a relevant summary of the results of our operations as they relate to our ongoing core business, and we use these measures internally to evaluate our operating performance. This information is not to be construed as a measurement of profitability under accounting principles generally accepted in the United States and is not to be accepted or used as an alternative to net income. Additionally, the adjusted results of operations, as presented, may not be consistent with measures used by other companies.

	Three Months Ended June 30,

	2003	2002

	(In thousands, except per share data)
Adjusted Consolidated Statement of Income Data:
Revenues	$50,197	$45,113
Costs and expenses	41,419	35,505

Income from operations	8,778	9,608
Other income, net	1,055	1,014

Income before income taxes	9,833	10,622
Income tax expense:
Tax provision	3,482	4,042

Net income	$6,351	$6,580

Diluted net income per share	$0.21	$0.21

Shares used in computing diluted net income per share	30,688	30,753

          The following is a reconciliation of income from operations and net income to the amounts presented above:

	Three Months Ended June 30,

	2003	2002

	(In thousands)
GAAP revenue	$51,045	$45,113
Recovery relating to bankrupt customer	(848)	—

Adjusted revenue	$50,197	$45,113

GAAP income from operations	$7,908	$9,074
Recovery relating to bankrupt customer	(848)	—
Restructuring charge	893	—
Amortization of acquisition-related intangibles	825	534

Adjusted income from operations	$8,778	$9,608

GAAP net income	$5,789	$6,249
Recovery relating to bankrupt customer	(848)	—
Restructuring charge	893	—
Amortization of acquisition-related intangibles	825	534
Income tax effect of excluded items	(308)	(203)

Net effect of adjustments	562	331

Adjusted net income	$6,351	$6,580

Form 10-Q

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Revenue

          Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment, which are considered non-strategic. Total revenue increased 11% to $97.1 million for the six months ended June 30, 2003, from $87.3 million for the six months ended June 30, 2002. Software and hosting fees and services revenue increased by 10% and 17%, respectively, while hardware and other revenue decreased by 15% as compared to the six months ended June 30, 2002. The revenue growth during 2003 is attributable to revenue generated from increased sales of our product suite that includes our historical products and the products we acquired from Logistics.com in December 2002. In spite of the increase in software and hosting fees and services revenue over the comparable six months of the prior year, we have continued to experience effects from the deterioration of the United States’ and European economies and reduced capital spending, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that prolonged continuation of or further deterioration in the current macro-economic conditions and business climates, and the continued delay in capital spending within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our operations. There remains much uncertainty as to whether the macro-economic and business environmental conditions will further deteriorate or improve in the near future, making forecasting difficult.

          Software and Hosting Fees. Software and hosting fees increased to $21.5 million for the six months ended June 30, 2003, from $19.6 million for the six months ended June 30, 2002, an increase of $1.9 million or 10%. The increase was attributable to hosting fees and revenue from funded development efforts. Hosting fees and funded development for the six months ended June 30, 2003 were approximately $2.0 million and $0.4 million, respectively. There were no hosting fees or funded development in the six months ended June 30, 2002.

          Services. Services revenue increased to $63.6 million for the six months ended June 30, 2003, from $54.6 million for the six months ended June 30, 2002, an increase of $9.0 million or 17%. The increase in services revenue was principally due to: (i) increases in engagements required to implement software sold in 2002 and the first six months of 2003 and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. During the economic downturn, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures.

          Hardware and Other. Hardware and other revenue decreased to $11.2 million for the six months ended June 30, 2003, from $13.1 million for the six months ended June 30, 2002, a decrease of $1.9 million or 15%. Sales of hardware are non-strategic and largely dependent upon customer-specific desires. Sales of hardware decreased $2.3 million to approximately $8.2 million in the six months ended June 30, 2003 from approximately $10.5 million in the six months ended June 30, 2002. The decrease in hardware sales was attributable to customers’ desires in the current macro-economic environment to buy hardware from other suppliers offering greater discounts. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the six

Form 10-Q

months ended June 30, 2003 and 2002, reimbursements by customers for out-of-pocket expenses were approximately $3.0 million and $2.6 million, respectively.

          Recovery relating to Bankrupt Customer. On January 22, 2002, a significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. In September 2002, the United States Bankruptcy Court for the Northern District of Illinois Eastern Division authorized the significant customer’s request to assume the software license, services, support and enhancement agreement. Upon receiving the final cash settlement in June 2003, subsequent to the significant customer emerging from bankruptcy, we recovered the remaining $848,000 of the allowance during the second quarter of 2003. The recovery was recorded as a separate revenue line item in the condensed consolidated statements of income and a reduction to the allowance for doubtful accounts in the condensed consolidated balance sheets during the second quarter of 2003.

     Costs and Expenses

          Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of capitalized research and development costs. Cost of software and hosting fees increased to $2.3 million, or 11% of software and hosting fees, for the six months ended June 30, 2003, from $862,000, or 4% of software and hosting fees, for the six months ended June 30, 2002. The increase in cost of software and hosting fees in the six months ended June 30, 2003 is principally attributable to the costs associated with hosting our software solutions and to the mix of products sold, which resulted in higher royalties. As discussed above, we did not offer hosting services during 2002.

          Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional services and customer support services. Cost of services increased by 15% to $26.9 million, or 42% of services revenue, for the six months ended June 30, 2003, from $23.4 million, or 43% of services revenue, for the six months ended June 30, 2002. The increase in cost of services is principally due to an increase in salary-related costs resulting from a 9% increase in the number of services personnel dedicated to the delivery of professional services and annual compensation increases.

          Cost of Hardware and Other. Cost of hardware and other decreased by 12% to $9.6 million, or 86% of hardware and other revenue, for the six months ended June 30, 2003, from $10.9 million, or 83% of hardware and other revenue, for the six months ended June 30, 2002. Cost of hardware and other decreased as a direct result of lower sales of hardware. The increase in the cost of hardware and other as a percentage of hardware and other revenue is due to an increase in the percentage of hardware products sold with relatively lower gross margins and an increase in the relative percentage of reimbursed out-of-pocket expenses with no gross margin during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $3.0 million and $2.6 million for the six months ended June 30, 2003 and 2002, respectively.

          Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses increased by 34% to $13.8 million, or 14% of total revenue, for the six months ended June 30, 2003, from $10.2 million, or 12% of total revenue, for the six months ended June 30, 2002. The increase in research and development expenses for the first six months of 2003 as compared to the first six months of 2002 is principally attributable to an increase in the average number of full-time and contracted personnel dedicated to our ongoing research and development activities,

Form 10-Q

including personnel related to transportation management, and the expansion of our offshore development center in India. Domestic research and development personnel increased by approximately 14%, while the number of personnel related to our offshore development center increased to 137 at June 30, 2003 from zero at June 30, 2002. Our principal research and development activities in 2003 focused on the integration of the new transportation products acquired from Logistics.com and the synchronized product release, which included expanded product functionality, interoperability and testing. In addition, certain research and development personnel were utilized to enhance existing products or develop new products for clients under funded development arrangements. Approximately $360,000 of costs relating to funded development was included in research and development. The fees received for such efforts were included in software and hosting fees.

          Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 27% to $16.2 million, or 17% of total revenue, for the six months ended June 30, 2003, from $12.8 million, or 15% of total revenue, for the six months ended June 30, 2002. The increase in sales and marketing expenses is principally attributable to: (i) an increase in salary-related costs resulting from a 10% increase in the number of international and domestic sales and marketing personnel; (ii) greater incentive compensation paid on a greater level of sales; and (iii) continued expansion of our sales and marketing programs, including the re-branding of our product suite in the second quarter of 2003.

          General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as facilities, depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 12% to $11.6 million, or 12% of total revenue, for the six months ended June 30, 2003, from $10.4 million, or 12% of total revenue, for the six months ended June 30, 2002. The increase in general and administrative expenses is principally attributable to increased depreciation and amortization expense and administrative costs and personnel needed to grow our business and improve our infrastructure. General and administrative personnel increased by approximately 18% from June 30, 2002 to June 30, 2003. Depreciation expense included in general and administrative expenses was $3.8 million and $3.0 million for the six months ended June 30, 2003 and 2002, respectively.

          Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions including the acquisition of Logistics.com in December 2002. Amortization of acquisition-related intangibles which have finite lives and are separable from goodwill increased to $1.6 million for the six months ended June 30, 2003, or 1.6% of total revenue, from $1.1 million for the six months ended June 30, 2002, or 1.2% of total revenue. The increase in 2003 was attributable to amortization expense associated with the acquisition of Logistics.com. Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and certain intangible assets, including those recorded in past business combinations and existing as of June 30, 2001, no longer be amortized to earnings, but instead be tested for impairment at least annually.

          Restructuring Charge. During the six months ended June 30, 2003, we recorded a restructuring charge relating to an internal reorganization of $0.9 million, or 0.9% of total revenue. The reorganization more closely aligns our customer advocates with our implementation teams, and our customer support organization with our technical teams. The charge consists primarily of severance payments. Approximately $0.5 million was paid prior to June 30, 2003 and the remaining $0.4 million was accrued for and will be paid out within the next six months. We anticipate that there will be no further costs relating to this reorganization in future quarters.

Form 10-Q

     Other Income, net

          Other income, net increased to $1.6 million for the six months ended June 30, 2003 from $1.2 million for the six months ended June 30, 2002. Other income, net for the six months ended June 30, 2003 and 2002 include foreign exchange gains of approximately $0.8 million and $0.3 million, respectively. Partially offsetting the gains, lower market interest rates have continued to reduce our return on invested cash, cash equivalents and investments. Our weighted-average interest rate on investment securities at June 30, 2003 approximated 1.2%, as compared to approximately 1.8% at June 30, 2002.

     Income Taxes

          The provision for income taxes was $5.6 million, or 35.4% of taxable income, for the six months ended June 30, 2003, compared to $7.1 million, or 37.6% of taxable income, for the six months ended June 30, 2002. The income tax rates reflect our estimated annual effective income tax rates and considers the source of estimated taxable income, effective state and international income tax rates and anticipated tax credits. The decrease to 35.4% in 2003 from 37.6% in 2002 is principally due to more anticipated income from international sources in 2003 along with an increase in research and development credits. The provision for income taxes for the six months ending June 30, 2003 and 2002 does not include the $5.8 million and $7.6 million tax benefits realized from stock options exercised during the first six months of each year, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

     Net Income Per Share

          Diluted net income per share for the six months ended June 30, 2003 and 2002 was $0.34 and $0.38, respectively, on fully diluted shares outstanding of 30,564,000 and 30,617,000, respectively. Excluding the tax-effected recovery relating to the bankrupt customer, restructuring charge and amortization of acquisition-related intangibles, diluted net income was $11.4 million, or 12% of total revenue and $0.37 per fully diluted share, for the six months ended June 30, 2003. This compares to diluted net income of $12.4 million, excluding tax-effected amortization of acquisition-related intangibles, or 14% of total revenue and $0.41 per fully diluted share, for the six months ended June 30, 2002. See reconciliation of non-GAAP net income included below.

Form 10-Q

     Adjusted Results of Operations

          The following summary of adjusted consolidated selected statement of income data presents our non-GAAP results of operations for the six months ended June 30, 2003 and 2002, excluding the recovery relating to the bankrupt customer, restructuring charge and amortization of acquisition-related intangibles. We believe the exclusion of these items provide shareholders and potential investors a relevant summary of the results of our operations as they relate to our ongoing core business, and we use these measures internally to evaluate our operating performance. This information is not to be construed as a measurement of profitability under accounting principles generally accepted in the United States and is not to be accepted or used as an alternative to net income. Additionally, the adjusted results of operations, as presented, may not be consistent with measures used by other companies.

	Six Months Ended June 30,

	2003	2002

	(In thousands, except per share data)}
Adjusted Consolidated Statement of Income Data:
Revenues	$96,294	$87,256
Costs and expenses	80,295	68,546

Income from operations	15,999	18,710
Other income, net	1,612	1,187

Income before income taxes	17,611	19,897
Income tax expense:
Tax provision	6,226	7,474

Net income	$11,385	$12,423

Diluted net income per share	$0.37	$0.41

Shares used in computing diluted net income per share	30,564	30,617

          The following is a reconciliation of income from operations and net income to the amounts presented above:

	Six Months Ended June 30,

	2003	2002

	(In thousands)
GAAP revenue	$97,142	$87,256
Recovery relating to bankrupt customer	(848)	—

Adjusted revenue	$96,294	$87,256

GAAP income from operations	$14,366	$17,642
Recovery relating to bankrupt customer	(848)	—
Restructuring charge	893	—
Amortization of acquisition-related intangibles	1,588	1,068

Adjusted income from operations	$15,999	$18,710

GAAP net income	$10,329	$11,756
Recovery relating to bankrupt customer	(848)	—
Restructuring charge	893	—
Amortization of acquisition-related intangibles	1,588	1,068
Income tax effect of excluded items	(577)	(401)

Net effect of adjustments	1,056	667

Adjusted net income	$11,385	$12,423

Form 10-Q

     Liquidity and Capital Resources

          We have funded our operations primarily through cash generated from operations. As of June 30, 2003, we had approximately $143.5 million in cash, cash equivalents and investments, as compared to approximately $121.9 million at December 31, 2002.

          Our operating activities provided cash of approximately $22.0 million for the six months ended June 30, 2003 and $24.2 million for the six months ended June 30, 2002. Cash from operating activities for the six months ended June 30, 2003 arose principally from operating income, increases in prepayments of professional services, customer support services and software enhancement subscriptions, and income tax benefits arising from exercises of stock options by employees, offset by increases in accounts receivable and prepaid expenses and decreases in accrued compensation and accounts payable. Days sales outstanding decreased to 59 days at June 30, 2003 from 65 days at December 31, 2002, principally due to strong collections on domestic and international revenues.

          Our investing activities provided cash of approximately $36.6 million for the six months ended June 30, 2003 and used cash of approximately $35.3 million for the six months ended June 30, 2002. Cash from investing activities for the six months ended June 30, 2003 arose principally from the sale of short-term investments (investments with original maturities greater than 90 days). Partially off-setting these sales, we purchased approximately $4.0 million of capital equipment to support our business and infrastructure. As of June 30, 2003, we had approximately $12.0 million in long-term investments (investments with original maturities greater than one year), as compared to $0 at December 31, 2002. The increase was due to our decision during 2003 to invest a portion of our cash in long-term investments based on the interest rates.

          Our financing activities provided cash of approximately $4.3 million and $0.3 million for the six months ended June 30, 2003 and 2002, respectively. The principal source of cash provided by financing activities was from the proceeds of the issuance of common stock pursuant to the exercise of stock options.

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

          Total international revenue was approximately $18.9 million and $15.1 million for the six months ended June 30, 2003 and 2002, respectively, which represents approximately 19% and 17% of our total revenue, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

          To date, we have conducted our direct European operations out of offices in the United Kingdom, Holland and Germany, consisting of over 125 employees. Total revenue for European operations was approximately $16.1 million and $13.0 million for the six months ended June 30, 2003 and 2002, respectively, which represents approximately 17% and 15% of total revenue, respectively. Total net income for European operations was approximately $645,000 for the six months ended June 30,

Form 10-Q

2003, and total net loss for European operations was approximately $99,000 for the six months ended June 30, 2002. These transactions are typically denominated in British Pounds and Euros. A fluctuation of 10% in the average exchange rate of the British Pound and Euro relative to the U.S. dollar during the six months ended June 30, 2003 would have resulted in an increase or decrease in net income of approximately $65,000.

          We recognized foreign exchange rate gains of approximately $832,000 and $339,000 during the six months ended June 30, 2003 and 2002, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at June 30, 2003 relative to the U.S. dollar would result in approximately a $540,000 change in the reported foreign currency gain.

Interest Rates

          We invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from operations.

          Interest income on our investments is classified in “Other income, net” on our Condensed Consolidated Statements of Income. We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). All of the cash equivalents and investments are treated as available-for-sale under SFAS No. 115.

          Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at June 30, 2003 was approximately 1.2%, as compared to 1.8% at June 30, 2002. The fair value of cash equivalents and investments held at June 30, 2003 was $129.1 million. Based on the average investments outstanding during 2003, an increase or decrease of 25 basis points would result in an increase or decrease to interest income of approximately $150,000 from the reported interest income for the six months ended June 30, 2003.

Item 4. Controls and Procedures.

          We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          On May 28, 2003, and February 10, 2003, we, along with four of our employees, were named as defendants in two separate lawsuits filed by EXE Technologies, Inc., a Delaware corporation, in the 191st Judicial District Court of Dallas County, Texas, and the Chancery Division of the Superior Court of Hudson County, New Jersey. These complaints allege unfair and anticompetitive business practices and misappropriation of EXE’s proprietary information. In both lawsuits, EXE is seeking damages in an unspecified amount. Additionally, in New Jersey, EXE is seeking injunctive relief, and in Texas, EXE is seeking an accounting. We have filed counterclaims against EXE in both New Jersey and Texas alleging that EXE has abused the legal process, tortuously interfered with our employment relations, made defamatory statements outside of the legal process, and engaged in unfair competition. We are seeking damages in an unspecified amount, as well as other equitable relief. We believe that the allegations raised by EXE are without merit and are not material to our financial condition. No assurance can be given as to the ultimate outcome of these legal proceedings. We were not a party to any other material legal proceedings during the quarter covered by this report.

Item 2. Changes in Securities and Use of Proceeds.

          No events occurred during the quarter covered by the report that would require a response to this item.

Item 3. Defaults Upon Senior Securities.

          No events occurred during the quarter covered by the report that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders.

          (a)     The Annual Meeting of Shareholders (the “Annual Meeting”) of the Company was held on May 22, 2003. There were present at the Annual Meeting, in person or by proxy, holders of 26,351,037 shares (or 90.5%) of the common stock entitled to vote.

          (b)     The following directors were elected to hold office for a term expiring at the 2006 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld

Richard M. Haddrill	18,909,404	7,441,633
Deepak Raghavan	18,894,699	7,456,338

          The following director was elected to complete the unexpired term of Mr. Dabbiere, which expires at the 2005 Annual Meeting or until a successor is elected and qualified, with the vote for the director being reflected below:

Name	Votes For	Votes Withheld

Paul R. Goodwin	24,416,733	1,934,304

Form 10-Q

               The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

          (c)     The proposal to amend the Company’s Stock Incentive Plan to explicitly provide that employees of Manhattan Associates (India) Development Center Private Limited, an Indian subsidiary of the Company, are eligible to participate in the plan and make other clarifying changes to the plan, was approved with 25,464,771 affirmative votes cast, 832,848 negative votes cast and 53,418 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to approve the amendment.

          (d)     The appointment of Ernst & Young LLP as independent public accountants to audit the consolidated financial statements of the Company and its subsidiaries for the year ending December 31, 2003, was ratified with 24,963,950 affirmative votes cast, 1,326,279 negative votes cast and 60,808 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the annual meeting was required to ratify the appointment of Ernst & Young LLP.

Item 5. Other Information.

     On August 14, 2003, Manhattan Associates issued a press release announcing that its Board of Directors, has authorized a plan to repurchase up to $20 million of Manhattan Associates’ Common Stock over a period ending no later than July 17, 2004. A copy of the press release is attached to this report as Exhibit 99.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99	Press release, dated August 14, 2003

(b)	Reports to be filed on Form 8-K.

On April 14, 2003, the Company filed a Current Report on Form 8-K providing disclosure on Items 7 and 9 of that Form.

On April 24, 2003, the Company filed a Current Report on Form 8-K providing disclosure on Items 5, 7 and 9 of that Form.

* In accordance with Release No. 34-47986, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

Form 10-Q

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC

Date: August 14, 2003	/s/ Richard M. Haddrill

Richard M. Haddrill Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 14, 2003	/s/ Edward K. Quibell

Edward K. Quibell Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Form 10-Q

EXHIBIT INDEX

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99	Press release, dated August 14, 2003