Form 10-Q
period 2003-09-30
MANHATTAN ASSOCIATES INC
filed 2003-11-14
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑   No ☐

The number of shares of the Issuer’s class of capital stock outstanding as of November 12, 2003, the latest practicable date, is as follows: 29,950,503 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2003

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,564	$64,664
Short-term investments	2,219	57,193
Accounts receivable, net of allowance for doubtful accounts of $3,355 and $5,173 at September 30, 2003 and December 31, 2002, respectively	35,979	32,384
Prepaid expenses and other current assets	5,378	4,967

Total current assets	180,140	159,208
Property and equipment, net	12,439	12,352
Long-term investments	11,163	—
Acquisition-related intangible assets, net	11,684	13,321
Goodwill, net	30,746	30,702
Other assets	6,882	4,613

Total assets	$253,054	$220,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,860	$6,754
Accrued liabilities	3,860	3,357
Accrued compensation and benefits	6,266	7,814
Current portion of capital lease obligations	164	164
Income taxes payable	1,064	1,122
Deferred revenue	18,109	15,318

Total current liabilities	36,323	34,529
Deferred income taxes	253	141
Long-term portion of capital lease obligations	66	240
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 29,855,250 and 29,031,107 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	299	290
Additional paid-in capital	138,523	122,977
Retained earnings	77,127	61,808
Accumulated other comprehensive income	467	253
Deferred compensation	(4)	(42)

Total shareholders’ equity	216,412	185,286

Total liabilities and shareholders’ equity	$253,054	$220,196

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Software and hosting fees	$9,636	$10,038	$31,152	$29,650
Services	33,546	28,407	97,171	82,964
Hardware and other	7,045	4,418	18,198	17,505
Recovery relating to bankrupt customer	—	—	848	—

Total revenue	50,227	42,863	147,369	130,119
Costs and Expenses:
Cost of software and hosting fees	1,027	507	3,372	1,369
Cost of services	13,911	11,737	40,761	35,167
Cost of hardware and other	6,016	3,694	15,572	14,553
Research and development	6,822	5,471	20,583	15,715
Sales and marketing	7,276	6,899	23,456	19,649
General and administrative	6,041	5,149	17,644	15,550
Amortization of acquisition-related intangibles	866	534	2,454	1,602
Acquisition-related expenses	885	—	885	—
Restructuring charge	—	—	893	—

Total costs and expenses	42,844	33,991	125,620	103,605

Operating income	7,383	8,872	21,749	26,514
Other income, net	402	679	2,014	1,866

Income before income taxes	7,785	9,551	23,763	28,380
Income tax provision	2,795	3,579	8,444	10,652

Net income	$4,990	$5,972	$15,319	$17,728

Basic net income per share	$0.17	$0.21	$0.52	$0.62

Diluted net income per share	$0.16	$0.20	$0.50	$0.58

Weighted average number of shares:
Basic	29,750	28,875	29,389	28,578

Diluted	31,208	30,301	30,746	30,483

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net income	$15,319	$17,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,931	5,021
Amortization of acquisition-related intangibles	2,454	1,602
Stock compensation	38	48
Loss on disposal of equipment	—	11
Tax benefit of options exercised	8,609	11,120
Deferred income taxes	(437)	(319)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,041)	(3,896)
Other assets	(542)	41
Accounts payable and accrued liabilities	(1,136)	(636)
Income taxes	(100)	1,967
Deferred revenue	2,709	810

Net cash provided by operating activities	29,804	33,497
Investing activities:
Purchase of property and equipment	(5,529)	(4,540)
Net maturities (purchases) of investments	43,796	(22,295)
Investment in Alien Technology Corp.	(2,000)	—
Payments in connection with the acquisition of ReturnCentral	(817)	—

Net cash provided by (used in) investing activities	35,450	(26,835)
Financing activities:
Repayment of note payable	—	(5,250)
Payment of capital lease obligations	(174)	(136)
Purchase of Manhattan common stock	—	(4,110)
Proceeds from issuance of common stock from options exercised	6,946	6,276

Net cash provided by (used in) financing activities	6,772	(3,220)
Foreign currency impact on cash	(126)	84

Net change in cash and cash equivalents	71,900	3,526
Cash and cash equivalents at beginning of period	64,664	84,029

Cash and cash equivalents at end of period	$136,564	$87,555

Supplemental cash flow disclosures:
Net cash paid (received) for income taxes	$278	$(2,641)

Cash paid for interest	$12	$241

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2003
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal adjustments considered necessary for a fair presentation of the financial position at September 30, 2003, the results of operations for the three and nine month periods ended September 30, 2003 and 2002 and changes in cash flows for the nine month periods ended September 30, 2003 and 2002. The results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002.

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

     On January 22, 2002, a significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. We recorded a recovery of approximately $2.2 million of the allowance in the fourth quarter of 2002. Upon receiving the final cash settlement in June 2003, subsequent to the significant customer emerging from bankruptcy, we recovered the remaining $848,000 of the allowance during the second quarter of 2003. The recovery was recorded as a separate revenue line item in the condensed consolidated statements of income and a reduction to the allowance for doubtful accounts in the condensed consolidated balance sheets during the second quarter of 2003.

4. Investments

     Our investments in marketable securities consist of debt instruments of the U.S. Treasury, U.S. government agencies and corporate commercial paper. Investments with original maturities of less than 90 days are classified as cash equivalents, investments with original maturities of greater than 90 days but less than one year are classified as short-term investments, and those with original maturities of greater than one year are classified as long-term investments. Our long-term investments consist of debt instruments of U.S. government agencies and mature after one year through five years.

     On July 11, 2003, we made a cash investment of $2 million in Alien Technology Corp., a provider of ultra-low cost radio frequency identification (RFID) tags and hardware. The investment represents approximately a 1.5% ownership interest in the privately-held corporation. The investment has been accounted for under the cost method.

Form 10-Q

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net income:
As reported	$4,990	$5,972	$15,319	$17,728
Add: Stock-based employee compensation expense included in reported net income	28	15	38	48
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards	$(7,109)	$(6,666)	$(20,590)	$(19,998)

Pro forma in accordance with SFAS No. 123	$(2,091)	$(679)	$(5,233)	$(2,222)
Basic net income per share:
As reported	$0.17	$0.21	$0.52	$0.62
Pro forma in accordance with SFAS No. 123	$(0.07)	$(0.02)	$(0.18)	$(0.08)
Diluted net income per share:
As reported	$0.16	$0.20	$0.50	$0.58
Pro forma in accordance with SFAS No. 123	$(0.07)	$(0.02)	$(0.18)	$(0.08)

6. Comprehensive Income

     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that have been previously excluded from net income and reflected in shareholders’ equity.

     The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net income	$4,990	$5,972	$15,319	$17,728
Other comprehensive income, net of tax:
Unrealized loss on investments, net of taxes	(11)	(15)	(9)	(9)
Foreign currency translation adjustment, net of taxes	90	(19)	223	266

Total other comprehensive income, net of taxes	79	(34)	214	257

Comprehensive income	$5,069	$5,938	$15,533	$17,985

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

     The following is a reconciliation of the shares used in the computation of net income per share:

	Three Months Ended		Three Months Ended
	September 30, 2003		September 30, 2002

	Basic	Diluted	Basic	Diluted

	(in thousands)		(in thousands)
Weighted Shares	29,750	29,750	28,875	28,875
Effect of CESs	—	1,458	—	1,426

	29,750	31,208	28,875	30,301

	Nine Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2002

	Basic	Diluted	Basic	Diluted

	(in thousands)		(in thousands)
Weighted Shares	29,389	29,389	28,578	28,578
Effect of CESs	—	1,357	—	1,905

	29,389	30,746	28,578	30,483

     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 1,015,252 and 2,684,303 for the three months ended September 30, 2003 and 2002, respectively, and 2,361,056 and 1,219,275 for the nine months ended September 30, 2003 and 2002, respectively. Such shares were not included because they were antidilutive.

8. Foreign Operations

     Total international revenue was approximately $27.6 million and $22.8 million for the nine months ended September 30, 2003 and 2002, respectively, which represents approximately 19% and 18% of total revenue, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

     Total revenue for European operations was approximately $22.9 million and $18.7 million for the nine months ended September 30, 2003 and 2002, respectively, which represents approximately 16% and 14% of total revenue, respectively. Total net income for European operations was approximately $0.2 million and $0.5 million for the nine months ended September 30, 2003 and 2002, respectively. Total long-lived assets for European operations were approximately $2.3 million and $2.5 million as of September 30, 2003 and December 31, 2002, respectively.

9. Reclassifications

     Certain reclassifications were made to the prior year’s financial statements to conform to the 2003 presentation.

Form 10-Q

10. Acquisition

     On June 30, 2003, we acquired certain assets of ReturnCentral, Inc. for a cash payment of approximately $817,000. The purchase price includes the earnout recorded through September 30, 2003, and will be further adjusted for additional potential earnout based upon the total ReturnCentral software and services fees received and recognized by us prior to August 31, 2005. The earnout payment for the first twelve months is the sum of: (i) 30% of all ReturnCentral software fees up to and including $800,000; plus 33% of all ReturnCentral software fees greater than $800,000 and up to and including $1.3 million; plus 36% of all ReturnCentral software fees greater than $1.3 million and up to and including $2.0 million; plus 40% of all ReturnCentral software fees greater than $2.0 million; and (ii) 13% of all ReturnCentral service fees. The earnout payment, if any, for the following fourteen month period will be the sum of: (i) 30% of all ReturnCentral software fees up to and including $2.0 million; plus 33% of all ReturnCentral software fees greater than $2.0 million and up to and including $3.0 million; plus 36% of all ReturnCentral software fees greater than $3.0 million and up to and including $4.0 million; plus 40% of all ReturnCentral software fees greater than $4.0 million; and (ii) 13% of all ReturnCentral service fees. ReturnCentral provides reverse supply chain software and solutions. Through this acquisition, we will expand our reverse logistics capabilities to provide customers with an end-to-end returns management solution, which encompasses inbound returns management, returns processing management and outbound returns management. The entire purchase price has been allocated to acquired developed technology based on management’s judgment. The acquisition has been accounted for under the purchase method of accounting, and the results of operations are included in our operations after June 30, 2003.

11. Restructuring Charge

     During the quarter ended June 30, 2003, we recorded a restructuring charge relating to an internal reorganization of $893,000. The restructuring charge is presented as a separate line item in the condensed consolidated statements of income. The reorganization more closely aligns our customer advocates with our implementation teams, and our customer support organization with our technical teams. The charge consists primarily of one-time severance payments to 25 employees. We anticipate that there will be no further costs relating to this reorganization in future quarters.

	2003 Charge	Utilized	To Be Utilized

Employee severance-related costs	$893,000	$786,000	$107,000

12. Acquisition-Related Expenses

     During the quarter ended September 30, 2003, we recorded expenses of approximately $885,000 relating to fees incurred in connection with two potential acquisitions that we chose not to close. The acquisition-related expenses are presented as a separate line item in the condensed consolidated statements of income. The expenses consist primarily of legal, accounting and travel expenses associated with the two transactions.

13. New Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we entered into after June 30, 2003. We

Form 10-Q

adopted EITF 00-21 on July 1, 2003. The adoption of this statement did not have a material effect on our condensed consolidated statements of income, financial position or liquidity.

     In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which is an interpretation of SFAS Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective during the first quarter of 2003 for all guarantees outstanding, regardless of when they were issued or modified. Adoption of this interpretation did not have a material effect on our condensed consolidated statements of income or financial position. The following is a summary of our agreements that we have determined are within the scope of FIN 45:

Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer, as well as our modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of September 30, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, we warrant that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

Form 10-Q

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual interests or other financial interests in the entity. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied during the first interim or annual period beginning after June 15, 2003. We adopted FIN 46 effective February 1, 2003.

     We are evaluating whether Alien Technology Corp. is a variable interest entity. If that entity were a variable interest entity, we would not be the primary beneficiary and would not be required by FIN 46 to consolidate it. Our exposure to loss is limited to our $2 million investment. See Note 4 for further details on the investment.

14. Subsequent Event

     On October 14, 2003, we closed an Asset Purchase Agreement with Streamsoft L.L.C. (“Streamsoft”), a provider of warehouse optimization software. We acquired substantially all of the assets of Streamsoft for a purchase price of approximately $1.5 million in cash plus a potential earnout based upon the total Streamsoft software fees received and recognized by us during the period starting on October 1, 2003 and ending on September 30, 2005. The earnout payment, if any, shall be calculated as 10% of all net software fees recognized, and is subject to additional terms and conditions, as defined in the purchase agreement. The acquisition will be accounted for under the purchase method of accounting, and the results of operations will be included in our operations after October 14, 2003.

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

     Most of our software arrangements include professional services. Professional services revenues are generally accounted for separately from the software license revenues because the arrangements qualify as “service transactions” as defined by SOP 97-2. The most significant factors considered in determining whether the revenue should be accounted for separately include the nature of the services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors and timing of payments. Fees from professional services performed by us are generally billed on an hourly basis, and revenue is recognized as the services are performed. From time to time, we will enter into professional services agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a percent complete basis based on the hours incurred. Project losses are provided for in their entirety in the period in which they become known. Fees from customer support services and software enhancement subscriptions are

Form 10-Q

generally paid in advance and recognized as revenue ratably over the term of the agreement, typically 12 months.

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

Accounts Receivable

     We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers for the respective years in aggregate accounted for 17% of total revenue for each of the nine months ended September 30, 2003 and 2002. No single customer accounted for more than 10% of total revenue during the nine months ended September 30, 2003 and 2002.

Valuation of long-lived and intangible assets and goodwill

     Our business acquisitions have resulted in, and future acquisitions typically will result in, the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as capitalized technology and other definite-lived intangible assets.

     In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) became effective and as a result, we ceased amortizing goodwill and other intangible assets with indefinite lives. In lieu of amortization, we perform annual impairment reviews. We completed the initial impairment review of our goodwill and other intangible assets with indefinite lives on June 30, 2002 as required by SFAS No. 142 and no impairment losses were recognized. Additionally, we performed a periodic review of our goodwill and other intangible assets for impairment as of December 31, 2002, and did not identify any asset impairment as a result of the review. We will continue to test for impairment on an annual basis as of December 31, or on an interim basis if circumstances change that would indicate the possibility of an impairment. The impairment review requires an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new Statement also supercedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 requires that we evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS No. 144 requires expected future operating losses from discontinued operations to be reported as discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment.

Form 10-Q

Acquisitions

     On December 31, 2002, we acquired certain assets of Logistics.com, Inc. from Internet Capital Group for a cash payment of approximately $21.2 million. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated to net assets assumed of $0.7 million, acquired in-process research and development of $1.5 million, acquired developed technology of $1.5 million, and other intangible assets of $17.5 million. Values assigned to the acquired in-process research and development (“IPRD”) were determined using the income approach. To determine the value of the IPRD, we considered, among other factors, the state of development of each project, the time and costs required to complete each project, expected income and associated risks, which included the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the viability of and potential changes in future target markets. To date, there have been no material changes to the assumptions used in initially valuing the IPRD. This analysis resulted in amounts assigned to IPRD for projects that had not yet reached technological feasibility and do not have alternative future uses. Acquired developed technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Approximately $2.9 million, $1.9 million and $0.4 million of other intangible assets are being amortized over seven-year, five-year and two-year useful lives, respectively. The remaining $12.3 million of goodwill will not be amortized, but will be reviewed for impairment on an annual basis. The allocation of purchase price is based on preliminary estimates of the fair value and the estimated useful life of the acquired assets and is subject to revision based upon the finalization of management’s assessment of the fair value and estimated useful life of the acquired net assets, particularly intangible assets. Changes in the allocation of purchase price will be limited to changes to the estimated useful lives of other identified intangible assets, possibly resulting in a change in the allocation between indefinite-lived assets, which are not amortized, but rather are tested for impairment, and definite-lived assets, which are amortized over their useful lives.

     On June 30, 2003, we acquired certain assets of ReturnCentral for a cash payment of approximately $817,000. The purchase price includes the earnout recorded through September 30, 2003, and will be further adjusted for additional potential earnout based upon the total ReturnCentral software and services fees received and recognized by us prior to August 31, 2005. The earnout payment for the first twelve months is the sum of: (i) 30% of all ReturnCentral software fees up to and including $800,000; plus 33% of all ReturnCentral software fees greater than $800,000 and up to and including $1.3 million; plus 36% of all ReturnCentral software fees greater than $1.3 million and up to and including $2.0 million; plus 40% of all ReturnCentral software fees greater than $2.0 million; and (ii) 13% of all ReturnCentral service fees. The earnout payment, if any, for the following fourteen month period will be the sum of: (i) 30% of all ReturnCentral software fees up to and including $2.0 million; plus 33% of all ReturnCentral software fees greater than $2.0 million and up to and including $3.0 million; plus 36% of all ReturnCentral software fees greater than $3.0 million and up to and including $4.0 million; plus 40% of all ReturnCentral software fees greater than $4.0 million; and (ii) 13% of all ReturnCentral service fees. The entire purchase price has been allocated to acquired developed technology based on management’s judgment. The acquisition has been accounted for under the purchase method of accounting, and the results of operations are included in our operations after June 30, 2003.

     On October 14, 2003, we closed an Asset Purchase Agreement with Streamsoft, a provider of warehouse optimization software. We acquired substantially all of the assets of Streamsoft for a purchase price of approximately $1.5 million in cash plus a potential earnout based upon the total Streamsoft software fees received and recognized by us during the period starting on October 1, 2003 and ending on September 30, 2005. The earnout payment, if any, shall be calculated as 10% of all net software fees recognized, and is subject to additional terms and conditions, as defined in the purchase agreement. The acquisition will be accounted for under the purchase method of accounting, and the results of operations will be included in our operations after October 14, 2003.

Form 10-Q

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

   Revenue

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment, which are considered non-strategic. Total revenue increased 17% to $50.2 million for the quarter ended September 30, 2003, from $42.9 million for the quarter ended September 30, 2002. Software and hosting fees decreased by 4%, while services revenue and hardware and other revenue increased by 18% and 59%, respectively, as compared to the third quarter of 2002. The revenue growth during the third quarter of 2003 is attributable to revenue generated from our expanded product suite that includes our historical products and the products, including enhancements and modifications, we acquired from Logistics.com in December 2002 and ReturnCentral in June 2003. In spite of the increase in revenue over the comparable quarter of the prior year, we have continued to experience effects from a weak spending environment for information technology in the United States and Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that prolonged continuation of or further deterioration in the current business climates, and the continued delay in capital spending within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our future operations. There remains much uncertainty as to the future macro-economic and business environmental conditions, making forecasting difficult.

     Software and Hosting Fees. Software and hosting fees decreased to $9.6 million for the quarter ended September 30, 2003, from $10.0 million for the quarter ended September 30, 2002, a decrease of $0.4 million or 4%. The decrease was attributable to delayed and cancelled buying decisions by customers during the quarter as a result of the continued lower economic activity in the United States and Europe and reduced capital spending.

     Services. Services revenue increased to $33.5 million for the quarter ended September 30, 2003, from $28.4 million for the quarter ended September 30, 2002, an increase of $5.1 million or 18%. The increase in services revenue was principally due to: (i) increases in engagements required to implement software sold in the first six months of 2003 and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. We have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures.

     Hardware and other. Hardware and other revenue increased to $7.0 million for the quarter ended September 30, 2003, from $4.4 million for the quarter ended September 30, 2002, an increase of $2.6 million or 59%. Sales of hardware increased $2.4 million to approximately $5.3 million in the third quarter of 2003 from approximately $2.9 million in the third quarter of 2002. Sales of hardware are non-strategic and largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in

Form 10-Q

hardware and other revenue. For the quarters ended September 30, 2003 and 2002, reimbursements by customers for out-of-pocket expenses were approximately $1.7 million and $1.5 million, respectively.

   Costs and Expenses

     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of capitalized research and development costs. Cost of software and hosting fees increased to $1.0 million, or 11% of software and hosting fees, for the quarter ended September 30, 2003, from $507,000, or 5% of software and hosting fees, for the quarter ended September 30, 2002. The increase in cost of software and hosting fees in the quarter ended September 30, 2003 is principally attributable to the costs associated with hosting our software solutions and to the mix of products sold, which resulted in higher royalties. We did not offer hosting services during 2002.

     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. Cost of services increased by 19% to $13.9 million, or 41% of services revenue, for the quarter ended September 30, 2003, from $11.7 million, or 41% of services revenue, for the quarter ended September 30, 2002. The increase in cost of services is principally due to an increase in salary-related costs resulting from a 15% increase in the number of services personnel dedicated to the delivery of professional and technical services and annual compensation increases of approximately 5%.

     Cost of Hardware and Other. Cost of hardware and other increased by 63% to $6.0 million, or 85% of hardware and other revenue, for the quarter ended September 30, 2003, from $3.7 million, or 84% of hardware and other revenue, for the quarter ended September 30, 2002. Cost of hardware and other increased as a direct result of higher sales of hardware. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $1.7 million and $1.5 million for the quarters ended September 30, 2003 and 2002, respectively.

     Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses increased by 25% to $6.8 million, or 14% of total revenue, for the quarter ended September 30, 2003, from $5.5 million, or 13% of total revenue, for the quarter ended September 30, 2002. The increase in research and development expenses for the third quarter of 2003 as compared to the third quarter of 2002 is principally attributable to an increase in the average number of full-time and contracted personnel dedicated to our ongoing research and development activities, including personnel related to transportation management, and the expansion of our offshore development center in India. Domestic research and development personnel increased by approximately 11%, while the number of personnel related to our offshore development center increased to 147 at September 30, 2003 from 23 at September 30, 2002. Our principal research and development activities in the third quarter of 2003 focused on the integration of the new products acquired from Logistics.com and ReturnCentral. In addition, certain research and development personnel were utilized to enhance existing products or develop new products for clients under funded development arrangements. Approximately $120,000 of costs relating to funded development was included in research and development. The fees received for such efforts were included in software and hosting fees.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 5% to $7.3 million, or 14% of total revenue, for the quarter ended September 30, 2003, from $6.9 million, or 16% of total revenue, for the quarter ended September 30, 2002. The increase in sales and marketing expenses is principally

Form 10-Q

attributable to a slight increase in salary-related costs resulting from a 4% increase in the number of international and domestic sales and marketing personnel.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as facilities, depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 17% to $6.0 million, or 12% of total revenue, for the quarter ended September 30, 2003, from $5.1 million, or 12% of total revenue, for the quarter ended September 30, 2002. The increase in general and administrative expenses is principally attributable to increased depreciation and amortization expense and administrative costs and personnel needed to grow our business and improve our infrastructure. General and administrative personnel increased by approximately 25% from September 30, 2002 to September 30, 2003. Depreciation expense included in general and administrative expenses was $1.9 million and $1.5 million for the quarters ended September 30, 2003 and 2002, respectively.

     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions including the acquisitions of Logistics.com in December 2002 and ReturnCentral in June 2003. Amortization of acquisition-related intangibles which have finite lives and are separable from goodwill increased to $866,000 for the quarter ended September 30, 2003, or 1.7% of total revenue, from $534,000 for the quarter ended September 30, 2002, or 1.2% of total revenue. The increase in 2003 was attributable to amortization expense associated with the acquisitions of Logistics.com and ReturnCentral. Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and certain intangible assets, including those recorded in past business combinations and existing as of September 30, 2001, no longer be amortized to earnings, but instead be tested for impairment at least annually.

     Acquisition-Related Expenses. During the quarter ended September 30, 2003, we recorded expenses of $885,000, or 1.8% of total revenue, relating to fees incurred in connection with two potential acquisitions that we chose not to close. The acquisition-related expenses are presented as a separate line item in the condensed consolidated statements of income. The expenses consist primarily of legal, accounting and travel expenses associated with the two transactions.

   Other Income, net

     Other income, net decreased to $0.4 million for the quarter ended September 30, 2003 from $0.7 million for the quarter ended September 30, 2002. Other income, net for the third quarters of 2003 and 2002 include foreign exchange gains of approximately $50,000 and $200,000, respectively. Lower market interest rates have continued to reduce our return on invested cash, cash equivalents and investments. Our weighted-average interest rate on investment securities at September 30, 2003 approximated 1.1%, as compared to approximately 1.7% at September 30, 2002.

   Income Taxes

     The provision for income taxes was $2.8 million, or 35.9% of taxable income, for the quarter ended September 30, 2003, compared to $3.6 million, or 37.5% of taxable income, for the quarter ended September 30, 2002. The quarterly income tax rates reflect our estimated annual effective income tax rates and considers the source of estimated taxable income, effective state and international income tax rates and anticipated tax credits. The decrease to 35.9% in 2003 from 37.5% in 2002 is principally due to more anticipated income from international sources in 2003 along with an increase in research and development credits. The provision for income taxes for the quarters ending September 30, 2003 and

Form 10-Q

2002 does not include the $2.8 million and $3.5 million tax benefits realized from stock options exercised during the quarters, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

   Net Income Per Share

     Diluted net income per share for the quarters ended September 30, 2003 and 2002 was $0.16 and $0.20, respectively, on fully diluted shares outstanding of 31,208,000 and 30,301,000, respectively. Excluding the tax-effected acquisition-related expenses and amortization of acquisition-related intangibles, diluted net income was $6.1 million, or 12% of total revenue and $0.20 per fully diluted share, for the quarter ended September 30, 2003. This compares to diluted net income of $6.3 million, excluding tax-effected amortization of acquisition-related intangibles, or 15% of total revenue and $0.21 per fully diluted share, for the quarter ended September 30, 2002. See reconciliation of non-GAAP net income included below.

Adjusted Results of Operations

     The following summary of adjusted consolidated selected statement of income data presents our non-GAAP results of operations for the three months ended September 30, 2003 and 2002, excluding the acquisition-related expenses and amortization of acquisition-related intangibles. We believe the exclusion of these items provide shareholders and potential investors a relevant summary of the results of our operations as they relate to our ongoing core business, and we use these measures internally to evaluate our operating performance. This information is not to be construed as a measurement of profitability under accounting principles generally accepted in the United States and is not to be accepted or used as an alternative to net income. Additionally, the adjusted results of operations, as presented, may not be consistent with measures used by other companies.

	Three Months Ended September 30,

	2003	2002

	(In thousands, except per share data)
Adjusted Consolidated Statement of Income Data:
Revenues	$50,227	$42,863
Costs and expenses	41,093	33,457

Income from operations	9,134	9,406
Other income, net	402	679

Income before income taxes	9,536	10,085
Income tax expense:
Tax provision	3,424	3,779

Net income	$6,112	$6,306

Diluted net income per share	$0.20	$0.21

Shares used in computing diluted net income per share	31,208	30,301

     The following is a reconciliation of income from operations and net income to the amounts presented above:

	Three Months Ended September 30,

	2003	2002

	(In thousands)
GAAP income from operations	$7,383	$8,872
Acquisition-related expenses	885	—
Amortization of acquisition-related intangibles	866	534

Adjusted income from operations	$9,134	$9,406

GAAP net income	$4,990	$5,972
Acquisition-related expenses	885	—
Amortization of acquisition-related intangibles	866	534
Income tax effect of excluded items	(629)	(200)

Net effect of adjustments	1,122	334

Adjusted net income	$6,112	$6,306

Form 10-Q

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

   Revenue

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment, which are considered non-strategic. Total revenue increased 13% to $147.4 million for the nine months ended September 30, 2003, from $130.1 million for the nine months ended September 30, 2002. Software and hosting fees, services revenue and hardware and other revenue increased by 5%, 17% and 4%, respectively, as compared to the nine months ended September 30, 2002. The revenue growth during 2003 is attributable to revenue generated from increased sales of our expanded product suite that includes our historical products and the products, including enhancements and modifications, we acquired from Logistics.com in December 2002 and ReturnCentral in June 2003. In spite of the increase in software and hosting fees and services revenue over the comparable nine months of the prior year, we have continued to experience effects from a weak spending environment for information technology in the United States and Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that prolonged continuation of or further deterioration in the current business climates, and the continued delay in capital spending within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our operations. There remains much uncertainty as to the future macro-economic and business environmental conditions, making forecasting difficult.

     Software and Hosting Fees. Software and hosting fees increased to $31.2 million for the nine months ended September 30, 2003, from $29.7 million for the nine months ended September 30, 2002, an increase of $1.5 million or 5%. The increase was attributable to hosting fees and revenue from funded development efforts. Hosting fees and funded development for the nine months ended September 30, 2003 were approximately $2.8 million and $0.5 million, respectively. There were no hosting fees or funded development in the nine months ended September 30, 2002.

     Services. Services revenue increased to $97.2 million for the nine months ended September 30, 2003, from $83.0 million for the nine months ended September 30, 2002, an increase of $14.2 million or 17%. The increase in services revenue was principally due to: (i) increases in engagements required to implement software sold in late 2002 and the first six months of 2003 and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. We have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures.

     Hardware and Other. Hardware and other revenue increased to $18.2 million for the nine months ended September 30, 2003, from $17.5 million for the nine months ended September 30, 2002, an increase of $0.7 million or 4%. Sales of hardware increased $0.1 million to approximately $13.5 million in the nine months ended September 30, 2003 from approximately $13.4 million in the nine months ended September 30, 2002. Sales of hardware are non-strategic and largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the nine months ended September 30, 2003 and 2002, reimbursements by customers for out-of-pocket expenses were approximately $4.7 million and $4.1 million, respectively.

Form 10-Q

     Recovery relating to Bankrupt Customer. On January 22, 2002, a significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. We recorded a recovery of approximately $2.2 million of the allowance in the fourth quarter of 2002. Upon receiving the final cash settlement in June 2003, subsequent to the significant customer emerging from bankruptcy, we recovered the remaining $848,000 of the allowance during the third quarter of 2003. The recovery was recorded as a separate revenue line item in the condensed consolidated statements of income and a reduction to the allowance for doubtful accounts in the condensed consolidated balance sheets during the second quarter of 2003.

   Costs and Expenses

     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of capitalized research and development costs. Cost of software and hosting fees increased to $3.4 million, or 11% of software and hosting fees, for the nine months ended September 30, 2003, from $1.4 million, or 5% of software and hosting fees, for the nine months ended September 30, 2002. The increase in cost of software and hosting fees in the nine months ended September 30, 2003 is principally attributable to the costs associated with hosting our software solutions and to the mix of products sold, which resulted in higher royalties. As discussed above, we did not offer hosting services during 2002.

     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. Cost of services increased by 16% to $40.8 million, or 42% of services revenue, for the nine months ended September 30, 2003, from $35.2 million, or 42% of services revenue, for the nine months ended September 30, 2002. The increase in cost of services is principally due to an increase in salary-related costs resulting from a 15% increase in the number of services personnel dedicated to the delivery of professional and technical services and annual compensation increases.

     Cost of Hardware and Other. Cost of hardware and other increased by 7% to $15.6 million, or 86% of hardware and other revenue, for the nine months ended September 30, 2003, from $14.6 million, or 83% of hardware and other revenue, for the nine months ended September 30, 2002. Cost of hardware and other increased as a direct result of higher sales of hardware. The increase in the cost of hardware and other as a percentage of hardware and other revenue is due to an increase in the percentage of hardware products sold with relatively lower gross margins during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $4.7 million and $4.1 million for the nine months ended September 30, 2003 and 2002, respectively.

     Research and Development. Research and development expenses principally consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Our research and development expenses increased by 31% to $20.6 million, or 14% of total revenue, for the nine months ended September 30, 2003, from $15.7 million, or 12% of total revenue, for the nine months ended September 30, 2002. The increase in research and development expenses for the first nine months of 2003 as compared to the first nine months of 2002 is principally attributable to an increase in the average number of full-time and contracted personnel dedicated to our ongoing research and development activities, including personnel related to transportation management, and the expansion of our offshore development center in India. Domestic research and development personnel increased by

Form 10-Q

approximately 11%, while the number of personnel related to our offshore development center increased to 147 at September 30, 2003 from 23 at September 30, 2002. Our principal research and development activities in 2003 focused on the integration of the new products acquired from Logistics.com and ReturnCentral and the synchronized product release, which included expanded product functionality, interoperability and testing. In addition, certain research and development personnel were utilized to enhance existing products or develop new products for clients under funded development arrangements. Approximately $480,000 of costs relating to funded development was included in research and development. The fees received for such efforts were included in software and hosting fees.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing programs and related activities. Sales and marketing expenses increased by 19% to $23.5 million, or 16% of total revenue, for the nine months ended September 30, 2003, from $19.6 million, or 15% of total revenue, for the nine months ended September 30, 2002. The increase in sales and marketing expenses is principally attributable to: (i) an increase in salary-related costs resulting from a 4% increase in the number of international and domestic sales and marketing personnel; (ii) greater incentive compensation paid on a greater level of sales; and (iii) continued expansion of our sales and marketing programs, including the re-branding of our product suite in the second quarter of 2003.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources and administrative personnel, as well as facilities, depreciation and amortization, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased by 13% to $17.6 million, or 12% of total revenue, for the nine months ended September 30, 2003, from $15.6 million, or 12% of total revenue, for the nine months ended September 30, 2002. The increase in general and administrative expenses is principally attributable to increased depreciation and amortization expense and administrative costs and personnel needed to grow our business and improve our infrastructure. General and administrative personnel increased by approximately 25% from September 30, 2002 to September 30, 2003. Depreciation expense included in general and administrative expenses was $5.7 million and $5.0 million for the nine months ended September 30, 2003 and 2002, respectively.

     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions including the acquisitions of Logistics.com in December 2002 and ReturnCentral in June 2003. Amortization of acquisition-related intangibles which have finite lives and are separable from goodwill increased to $2.5 million for the nine months ended September 30, 2003, or 1.7% of total revenue, from $1.6 million for the nine months ended September 30, 2002, or 1.2% of total revenue. The increase in 2003 was attributable to amortization expense associated with the acquisitions of Logistics.com and ReturnCentral. Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and certain intangible assets, including those recorded in past business combinations and existing as of September 30, 2001, no longer be amortized to earnings, but instead be tested for impairment at least annually.

     Acquisition-Related Expenses. During the nine months ended September 30, 2003, we recorded expenses of $885,000, or 0.6% of total revenue, relating to fees incurred in connection with two potential acquisitions that we chose not to close. The acquisition-related expenses are presented as a separate line item in the condensed consolidated statements of income. The expenses consist primarily of legal, accounting and travel expenses associated with the two transactions.

Form 10-Q

     Restructuring Charge. During the nine months ended September 30, 2003, we recorded a restructuring charge relating to an internal reorganization of $893,000, or 0.6% of total revenue. The reorganization more closely aligns our customer advocates with our implementation teams, and our customer support organization with our technical teams. The charge consists primarily of severance payments. Approximately $786,000 was paid prior to September 30, 2003 and the remaining $107,000 was accrued for and will be paid out within the next six months. We anticipate that there will be no further costs relating to this reorganization in future quarters.

   Other Income, net

     Other income, net increased to $2.0 million for the nine months ended September 30, 2003 from $1.9 million for the nine months ended September 30, 2002. Other income, net for the nine months ended September 30, 2003 and 2002 include foreign exchange gains of approximately $900,000 and $500,000, respectively. Lower market interest rates have continued to reduce our return on invested cash, cash equivalents and investments. Our weighted-average interest rate on investment securities at September 30, 2003 approximated 1.1%, as compared to approximately 1.7% at September 30, 2002.

   Income Taxes

     The provision for income taxes was $8.4 million, or 35.5% of taxable income, for the nine months ended September 30, 2003, compared to $10.7 million, or 37.5% of taxable income, for the nine months ended September 30, 2002. The income tax rates reflect our estimated annual effective income tax rates and considers the source of estimated taxable income, effective state and international income tax rates and anticipated tax credits. The decrease to 35.5% in 2003 from 37.5% in 2002 is principally due to more anticipated income from international sources in 2003 along with an increase in research and development credits. The provision for income taxes for the nine months ending September 30, 2003 and 2002 does not include the $8.6 million and $11.1 million tax benefits realized from stock options exercised during the first nine months of each year, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

   Net Income Per Share

     Diluted net income per share for the nine months ended September 30, 2003 and 2002 was $0.50 and $0.58, respectively, on fully diluted shares outstanding of 30,764,000 and 30,483,000, respectively. Excluding the tax-effected recovery relating to the bankrupt customer, acquisition-related expenses, restructuring charge and amortization of acquisition-related intangibles, diluted net income was $17.5 million, or 12% of total revenue and $0.57 per fully diluted share, for the nine months ended September 30, 2003. This compares to diluted net income of $18.7 million, excluding tax-effected amortization of acquisition-related intangibles, or 14% of total revenue and $0.61 per fully diluted share, for the nine months ended September 30, 2002. See reconciliation of non-GAAP net income included below.

Form 10-Q

   Adjusted Results of Operations

     The following summary of adjusted consolidated selected statement of income data presents our non-GAAP results of operations for the nine months ended September 30, 2003 and 2002, excluding the recovery relating to the bankrupt customer, acquisition-related expenses, restructuring charge and amortization of acquisition-related intangibles. We believe the exclusion of these items provide shareholders and potential investors a relevant summary of the results of our operations as they relate to our ongoing core business, and we use these measures internally to evaluate our operating performance. This information is not to be construed as a measurement of profitability under accounting principles generally accepted in the United States and is not to be accepted or used as an alternative to net income. Additionally, the adjusted results of operations, as presented, may not be consistent with measures used by other companies.

	Nine Months Ended September 30,

	2003	2002

	(In thousands, except per share data)
Adjusted Consolidated Statement of Income Data:
Revenues	$146,521	$130,119
Costs and expenses	121,388	102,003

Income from operations	25,133	28,116
Other income, net	2,014	1,866

Income before income taxes	27,147	29,982
Income tax expense:
Tax provision	9,650	11,253

Net income	$17,497	$18,729

Diluted net income per share	$0.57	$0.61

Shares used in computing diluted net income per share	30,746	30,483

     The following is a reconciliation of income from operations and net income to the amounts presented above:

	Nine Months Ended September 30,

	2003	2002

	(In thousands)
GAAP revenue	$147,369	$130,119
Recovery relating to bankrupt customer	(848)	—

Adjusted revenue	$146,521	$130,119

GAAP income from operations	$21,749	$26,514
Recovery relating to bankrupt customer	(848)	—
Acquisition-related expenses	885	—
Restructuring charge	893	—
Amortization of acquisition-related intangibles	2,454	1,602

Adjusted income from operations	$25,133	$28,116

GAAP net income	$15,319	$17,728
Recovery relating to bankrupt customer	(848)	—
Acquisition-related expenses	885	—
Restructuring charge	893	—
Amortization of acquisition-related intangibles	2,454	1,602
Income tax effect of excluded items	(1,206)	(601)

Net effect of adjustments	2,178	1,001

Adjusted net income	$17,497	$18,729

Form 10-Q

   Liquidity and Capital Resources

     We have funded our operations primarily through cash generated from operations. As of September 30, 2003, we had approximately $149.9 million in cash, cash equivalents and investments, as compared to approximately $121.9 million at December 31, 2002.

     Our operating activities provided cash of approximately $29.8 million for the nine months ended September 30, 2003 and $33.5 million for the nine months ended September 30, 2002. Cash from operating activities for the nine months ended September 30, 2003 arose principally from operating income, increases in prepayments of professional services, customer support services and software enhancement subscriptions, and income tax benefits arising from exercises of stock options by employees, offset by an increase in accounts receivable and a decrease in accrued compensation and benefits. Days sales outstanding increased to 66 days at September 30, 2003 from 65 days at December 31, 2002.

     Our investing activities provided cash of approximately $35.5 million for the nine months ended September 30, 2003 and used cash of approximately $26.8 million for the nine months ended September 30, 2002. Cash from investing activities for the nine months ended September 30, 2003 arose principally from the sale of short-term investments (investments with original maturities greater than 90 days). Partially off-setting these sales, we purchased approximately $5.5 million of capital equipment to support our business and infrastructure and also invested $2.0 million in Alien Technology. As of September 30, 2003, we had approximately $11.2 million in long-term investments (investments with original maturities greater than one year), as compared to $0 at December 31, 2002. The increase was due to our decision during 2003 to invest a portion of our cash in long-term investments based on the higher interest rates.

     Our financing activities provided cash of approximately $6.8 million for the nine months ended September 30, 2003 and used cash of approximately $3.2 million for the nine months ended September 30, 2002. The principal source of cash provided by financing activities in 2003 was from the proceeds of the issuance of common stock pursuant to the exercise of stock options. The principal use of cash for financing activities in 2002 was for repurchases of shares of our common stock pursuant to our previously amended stock repurchase program. On August 14, 2003, we announced a new stock repurchase program covering up to $20 million of our common stock until July 17, 2004, and terminated our existing program.

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

Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Business

     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

     Total international revenue was approximately $27.6 million and $22.8 million for the nine months ended September 30, 2003 and 2002, respectively, which represents approximately 19% and 18% of our total revenue, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

     To date, we have conducted our direct European operations out of offices in the United Kingdom, Holland and Germany, consisting of over 125 employees. Total revenue for European operations was approximately $22.9 million and $18.7 million for the nine months ended September 30, 2003 and 2002, respectively, which represents approximately 16% and 14% of total revenue, respectively. Total net income for European operations was approximately $0.2 million and $0.5 million for the nine months ended September 30, 2003 and 2002, respectively. These transactions are typically denominated in British Pounds and Euros. A fluctuation of 10% in the average exchange rate of the British Pound and Euro relative to the U.S. dollar during the nine months ended September 30, 2003 would have resulted in an increase or decrease in net income of approximately $18,000.

     We recognized foreign exchange rate gains of approximately $882,000 and $539,000 during the nine months ended September 30, 2003 and 2002, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at September 30, 2003 relative to the U.S. dollar would result in approximately a $700,000 change in the reported foreign currency gain.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at September 30, 2003 was approximately 1.1%, as compared to 1.7% at September 30, 2002. The fair value of cash equivalents and investments held at September 30, 2003 was $143.3

Form 10-Q

million. Based on the average investments outstanding during 2003, an increase or decrease of 25 basis points would result in an increase or decrease to interest income of approximately $200,000 from the reported interest income for the nine months ended September 30, 2003.

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

     On May 28, 2003, and February 10, 2003, we, along with four of our employees, were named as defendants in two separate lawsuits filed by EXE Technologies, Inc., a Delaware corporation, in the 191st Judicial District Court of Dallas County, Texas, and the Chancery Division of the Superior Court of Hudson County, New Jersey. These complaints allege unfair and anticompetitive business practices and misappropriation of EXE’s proprietary information. In both lawsuits, EXE is seeking damages in an unspecified amount. Additionally, in New Jersey, EXE is seeking injunctive relief, and in Texas, EXE is seeking an accounting of the profits from any use of the proprietary information. We have filed counterclaims against EXE in both New Jersey and Texas alleging that EXE has abused the legal process, tortuously interfered with our employment relations, made defamatory statements outside of the legal process, and engaged in unfair competition. We are seeking damages in an unspecified amount, as well as other equitable relief. We believe that the allegations raised by EXE are without merit and are not material to our financial condition. No assurance can be given as to the ultimate outcome of these legal proceedings. We were not a party to any other material legal proceedings during the quarter covered by this report.

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

Item 5. Other Information.

     No events occurred during the quarter covered by the report that would require a response to this item.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit 3.2	Bylaws of the Registrant.

Exhibit 10.1	Executive Employment Agreement Second Modification by and between the Company and Richard M. Haddrill, effective November 10, 2003

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports to be filed on Form 8-K.

On July 23, 2003, the Company filed a Current Report on Form 8-K providing disclosure on Items 7 and 9 of that Form.

On July 29, 2003, the Company filed a Current Report on Form 8-K providing disclosure on Item 9 of that Form.

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

MANHATTAN ASSOCIATES, INC

Date: November 14, 2003	/s/ Richard M. Haddrill

Richard M. Haddrill Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 14, 2003	/s/ Edward K. Quibell

Edward K. Quibell Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Form 10-Q

EXHIBIT INDEX

Exhibit 3.2	Bylaws of the Registrant.

Exhibit 10.1	Executive Employment Agreement Second Modification by and between the Company and Richard M. Haddrill, effective November 10, 2003.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002