Form 10-K
period 2003-12-31
MANHATTAN ASSOCIATES INC
filed 2004-03-15
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on June 30, 2003 as reported by the Nasdaq Stock Market, was approximately $667,029,322. As of March 11, 2004, the Registrant had outstanding 30,194,502 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2004 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

PART I

Item 1. Business

     We are a leading global provider of technology-based solutions to improve the effectiveness of and the efficiencies within and across the supply chain. Our solutions, which consist of software, services and hardware, enhance distribution and transportation efficiencies through the real-time integration of supply chain constituents, including manufacturers, distributors, retailers, suppliers, transportation providers and consumers. Our software consists of three principal product groups within supply chain execution (“SCE”) systems: warehouse management, transportation management and trading partner management. In addition, we provide additional products that support or enhance the functionality of the product groups, such as performance management and Radio Frequency Identification (“RFID”). Warehouse management solutions include the performance of the many processes that take place in the warehouse and distribution center, beginning with the placement of an order by a customer and ending with the order fulfillment process. Transportation management solutions include functionality that allows a company to optimally procure, plan and execute transportation services, including the delivery of the order to the end customer. Trading partner management solutions provide real-time synchronization of key processes and their associated information flows across the supply chain, including customer process synchronization, supplier process management, global inventory visibility, supply chain event management and returns management. Performance management solutions use analytic tools and alerting processes that allow distribution center managers to monitor events within the supply chain cycle, analyze historical data and generate reports. Our RFID software solution provides an integration and reporting platform between RFID chip readers and SCE and Enterprise Resource Planning (“ERP”) systems. We also provide services, including design, configuration, implementation and training services, plus customer support services and software enhancement subscriptions.

     We currently provide our solutions to manufacturers, distributors, retailers and transportation providers primarily in the following markets: retail, consumer goods, food and grocery, third-party logistics, industrial and wholesale, high technology and electronics, healthcare and pharmaceuticals, government and transportation. As of December 31, 2003, our software has been licensed for use by approximately 940 customers including Abbott Laboratories, Inc., AmerisourceBergen Services Corp., BJ’s Wholesale Club, Inc., Bristol-Myers Squibb Company, BMW Group, Cingular Wireless LLC, Costa’s PTY, Limited, Exel plc, Giant Eagle, Inc., Guess?, Inc., Gulf States Toyota, Halfords Ltd., Mary Kay Inc., Newell Rubbermaid Inc., NYK Logistics (Europe) Limited, Olympus America, Inc., Sara Lee Corporation, Sysco Corporation, TDG (UK) Limited, Tiffany and Co., and Wolverine World Wide, Inc.

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

Industry Background

     Effective SCE solutions allow organizations to enhance customer satisfaction and reduce the costs of operating distribution centers and transportation. In the current environment, supplier complexity, customer demands and volumes of transactions continue to increase. In addition, technological innovations, such as RFID chips, voice recognition equipment and the Internet continue to increase the relative value propositions of effective and efficient distribution. As a result, many organizations are required to redefine their supply chain, their distribution centers and their transportation networks as well as automate many supply chain processes in order to improve the effectiveness of the supply chain and to improve customer satisfaction and loyalty. In recent years, many businesses have replaced legacy, highly customized systems and manual processes with new technologies to improve the flow of goods and information among supply chain participants, which include manufacturers, suppliers, distributors, retailers and transportation providers. These technologies have helped businesses to reduce warehouse management and transportation costs, reduce inventory levels, improve inventory turnover and, most importantly, improve customer satisfaction. The efficient management of a distribution and logistics network, which consists of factories, distribution centers, hubs and consolidators, now requires collecting and processing increasing amounts of key information in real time. Detailed information on customer orders, inbound shipments of products, products available on-site, product storage locations, weights and sizes, customer- or store-specific shipping requirements, routing data, carrier requirements, order status and any other data needed by carriers is now essential to effective supply chain execution. Manufacturers, distributors, retailers, and transportation providers must continuously exchange this information with other participants in the supply chain in order to effectively manage the flow of goods and associated data flows from the raw materials supplier to the manufacturer to the distributor to the retailer or end consumer. In this increasingly competitive environment, effective SCE technology solutions have become critical to success in order to handle the very sophisticated transportation and distribution services required today, including:

•	more frequent customer-specific inventory replenishments;

•	distribution through multiple delivery channels;

•	more customized packing of goods within each delivery to reduce in-store unpacking times;

•	more sophisticated packaging and labeling of goods to meet merchandising strategies;

•	compliance with unique, customer-specific and industry-specific shipping standards;

•	compliance with requirements to use RFID chips, which have recently been established by Wal-Mart, Target and the U.S. Department of Defense (“DOD”);

•	the exchange of real-time trading information electronically;

•	communication with and management of international trading partners;

•	rate shopping; and

•	carrier management.

     Within a distribution center, SCE systems must be able to analyze dynamically the information available to determine the most efficient use of the distribution center’s labor, materials handling equipment, packaging equipment and shipping, storage and receiving areas. These systems must interface, in real-time, directly with ERP and other host systems to exchange business information. The mission-critical function of SCE systems within a distribution center requires that these systems operate with high reliability and efficiency, while supporting very high transaction volumes and multiple users. Suppliers, manufacturers, distributors and retailers must exchange information in real time with other participants in the supply chain in order to effectively integrate their operations with the extended supply chain. Additionally, front-office Internet business software applications require real-time access to data provided by these SCE systems to provide a dynamic view of a company’s extended supply chain.

The Manhattan Associates Solution

     Our solutions feature modular software applications that employ leading database technology to address a full range of requirements of modern, complex distribution centers, transportation routing guides and the overall supply chain, including warehouse management, transportation management and trading partner management. Our warehouse management solutions include the performance of the many processes that take place in the warehouse and distribution center, beginning with the execution of an order by a customer and ending with the fulfillment and delivery of the order to the end customer. Our transportation management solutions include functionality that allows a company to optimally procure, plan and execute transportation services. Our trading partner management solutions provide real-time synchronization of key processes and their associated information flows across the extended supply chain, including customer process synchronization, supplier process management, global inventory visibility and supply chain event management, that includes real-time monitoring and alerting. In addition to these products, we also provide a performance management and RFID solution that enhance the functionality of our other product groups. Performance management solutions use analytic tools, which allow distribution center managers to monitor events within the supply chain cycle, analyze historical data and generate reports. Our RFID software solution provides an integration and reporting platform between RFID chip readers and SCE and ERP systems. Our software products, together with our professional services capabilities, enable our customers to optimize their supply chain effectiveness and efficiencies by:

•	reducing inventory levels and increasing inventory turnover;

•	improving inventory and order accuracy;

•	improving compliance with customer requirements, including the recent requirement by Wal-Mart, Target and the DOD for their suppliers to use RFID chips;

•	facilitating the requirements of multi-channel fulfillment, including complying with industry shipping standards, unique pallet configuration and customer-specific personalization, labeling and packaging;

•	improving visibility of inventory, order status and delivery status;

•	improving communication with other participants in the supply chain, including suppliers, customers and transportation providers;

•	bypassing links in the supply chain;

•	enabling and facilitating distribution through multiple delivery channels;

•	increasing the productivity of labor, facilities and materials-handling equipment; and

•	lowering transportation costs.

Strategy

     Our objective is to extend our position as a leading provider of technology-based SCE solutions. We aim to achieve this objective by delivering warehouse management, transportation management and trading partner management solutions that help global manufacturers, retailers and transportation providers successfully manage the growing demands, complexity and volatility of their local and global supply chains. Our solutions are advanced, highly functional, highly scaleable applications that allow our customers to improve relationships with suppliers, customers and transportation providers, leverage their investments in distribution centers, effectively manage transportation costs and meet dynamically changing customer requirements. Our strategies to accomplish our objective include the following:

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

     Expand International Sales. We believe that our solutions offer significant benefits for customers in international markets. We have more than 326 employees outside the United States, primarily in Europe and India, focused on international sales, servicing our international clients and product development. In addition to offices in the United Kingdom, Netherlands, Germany, India and Australia, we have a direct presence in France, Singapore, China and Japan and established reseller partnerships in Latin America. Our international strategy includes leveraging the strength of our relationships with current customers that also have significant overseas operations and the pursuit of strategic marketing partnerships with international systems integrators and third-party software application providers.

     Expand Our Strategic Alliances and Indirect Sales Channels. We currently sell our products primarily through our direct sales personnel. We have worked on joint projects and joint sales initiatives with industry-leading consultants and software systems implementers, including most of the large consulting firms and other systems consulting firms specializing in our targeted industries, to supplement our direct sales force and professional services organization. We have been expanding our indirect sales channels through reseller agreements, marketing agreements and agreements with third-party logistics providers. These alliances extend our market coverage and provide us with new business leads and access to trained implementation personnel. We have strategic alliances with complementary software providers, third party integrators/consultants and hardware vendors including Alien Technology, JDA Software, Lawson, Microsoft, PeopleSoft, Real Time Integration, Symbol Technologies, FKI Logistix, Siemens Dematic and Intentia.

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

Products and Services

     Products. Our software products are designed to enable our customers to manage the operations of their distribution centers and transportation operations and improve visibility of critical information between supply chain partners to achieve greater effectiveness and efficiency. Our software products operate across the Unix, iSeries (AS/400) and Windows computing platforms. Our products operate on multiple hardware platforms utilizing various hardware systems and inter-operate with many third-party software applications and legacy systems. This interfacing and open system capability enables customers to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide interface toolkits for most ERP systems to enhance communication and reduce implementation costs between our core products and our clients’ host systems. We currently offer interface toolkits to systems developed by Oracle, SAP, Lawson, JDA Software, Essentus and Intentia.

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

     Trading Partner Management Systems

     Our trading partner management systems include five integrated modules: Supplier Enablement, Logistics Hub Management, Carrier Enablement, Customer/Store Enablement and Reverse Logistics Management.

•	Our Supplier Enablement application extends supply chain execution capabilities to vendors and factories through purchase order management and fulfillment and shipping management. The benefits of this automation include greater visibility, improved operational efficiencies at the warehouses and factories as well as increased inventory accuracy, which, in turn, lead to lower inventory costs and improved operational efficiency. This module also helps to bridge the gap between remote factories or those with limited technology capabilities.

•	Our Logistics Hub Management application extends supply chain execution capabilities to hubs. The module gives hubs and consolidators the ability to manage advance ship notices, or ASNs, associated with incoming receipts as well as create ASNs for outbound shipments. By automating the inbound and outbound processes at the hubs, users can achieve real-time visibility into orders and inventory moving in and out of logistics hubs.

•	Our Carrier Enablement application provides visibility to in-transit shipments. The application allows carriers to provide information regarding the status of the shipment, which allows for better planning around distribution activities as well as improved communication to other supply chain partners. Smaller carriers can provide real-time status updates via a Web browser, and larger carriers can provide updates through direct integration with back-end systems and standard EDI transactions.

•	Our Customer/Store Enablement application provides order/inventory visibility and Web-based order entry. Through the same portal that provides order visibility, customers can place orders. These orders are then processed by the solution and passed directly to back-end systems. The module also provides customers and stores with the ability to confirm receipts using the same portal provided for order visibility and order entry. At the time of receipt, customers can indicate the exact product received and provide feedback to the supplier as to the quality, timeliness and service level provided.

•	Our Reverse Logistics Management application automates the product return and disposition process. Customers can enter return information and obtain approval for the return through an automated, rules-based, decision support process. Upon approval, the application automatically creates a Return Merchandise Authorization (“RMA”) number. The application then determines who is responsible for shipping fees and the appropriate “ship to” location. Once the goods are received by the organization, the information obtained through the application can be used to distinguish between scrap inventory, return to stock, return to vendor and inventory sent back for refurbishment.

     Performance Management Systems

     Our performance management systems include three integrated modules: Events, Analysis and Reporting.

•	Our Events module leverages its access to global inventory visibility across the supply chain to monitor processes and provide immediate notification of problems or important events, such as giving notification when an important customer’s shipment is delayed. This visibility means companies can address issues earlier when they are easier to resolve and thereby minimizing the impact. The power of the Events module rests in its ability to monitor so many processes simultaneously and its ability to not only recognize events and determine the appropriate response, but also to execute that response automatically.

•	Our Analysis module provides strategic distribution center activity and trend analysis. It provides extensive multi-dimensional analysis of historical data presented in a flexible, graphical format. The data is obtained directly from the databases of our other solutions. Once the data reaches the Analysis module’s auxiliary database, it organizes and cleanses the data to facilitate multi-dimensional analysis as required.

•	Our Reporting module provides users with a set of pre-configured, browser-based productivity and management reports. Users have the ability to extend and customize the pre-configured reports, or create their own ad hoc reports utilizing the embedded report-writing tool. This module supports monitoring of distribution center and supply chain functions and operations at a granular level to enable tactical decision-making in real time.

     RFID Solution

     Our RFID software solution provides an integration and reporting platform between RFID chip readers and SCE and ERP systems. The product uses a standard communication protocol to facilitate communication between systems.

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

     We have developed a proprietary, standardized implementation methodology called PRISM, which leverages our products’ architecture with the knowledge and expertise gained from completing more than 1,400 installations worldwide. The modular design of our products significantly reduces the complexities associated with integrating to existing systems, including ERP, Supply Chain Management (“SCM”), Customer Relationship Management (“CRM”), e-business systems and complex material handling systems. As a result, we have been able to deploy a fully automated inbound and outbound system in less than two months.

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

     Training. We offer training in a structured environment for new and existing users. Training programs are provided on a per-person, per-class basis at fixed fees. We currently have 14 courses available to provide training on product use, configuration, implementation and system administration. We have also developed several computer-based training programs that can be purchased for a fixed fee for use at client sites.

     Hardware. In conjunction with the licensing of our software, we resell a variety of hardware products developed and manufactured by third parties in order to provide our customers with an integrated supply chain execution solution. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.

Sales and Marketing

     We employ multiple discipline sales teams that consist of professionals with industry experience in sales and technical sales support. To date, we have generated the majority of our revenue from sales of software through our direct sales force. We plan to continue to invest significantly to expand our sales, services and marketing organizations within the United States, Europe and other international locations and to pursue strategic marketing partnerships. We conduct comprehensive marketing programs that include advertising, public relations, trade shows, joint programs with vendors and consultants and ongoing customer communication programs. The sales cycle typically begins with the generation of a sales lead, through in-house telemarketing efforts, trade shows or other means of referral, or the receipt of a request for proposal from a prospective customer. The sales lead or request for proposal is followed by the qualification of the lead or prospect, an assessment of the customer’s requirements, a formal response to the request for proposal, presentations and product demonstrations, site visits to an existing customer using our supply chain execution system and contract negotiation. The sales cycle can vary substantially from customer to customer, but typically requires three to nine months.

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

We have an established program intended to foster joint sales and marketing efforts with our business partners. In some cases, this included joint development work to make our products and our partner’s products interface seamlessly. Among others, partnerships arising from our Manhattan Associates Partner Program (MAP2) include: JDA Software Group, Inc., a leading global provider of integrated software and professional services to retailers and their suppliers; Peoplesoft, Inc., a leading global provider of ERP solutions; Intentia International AB, a leading global supplier of ERP solutions; ProClarity Corporation (formerly Knosys, Inc.), a provider of analytic front-end technology designed specifically for Microsoft SQL Server 2000 Analysis Services; Siemens Dematic, a world leader in providing system solutions from concept through implementation in manufacturing, automotive, distribution, parcel and freight, postal, air cargo, baggage handling and software applications; IBM, a globally recognized leader in technology solutions; and Accenture, a leading global consulting company.

Customers

     To date, our customers have been suppliers, manufacturers, distributors, retailers and transportation providers in a variety of industries. The following table sets forth a representative list of our customers as of December 31, 2003, that have purchased products and services from us.

Abbott Laboratories, Inc.	Innotrac Corporation
Ability Tri-Modal	Langham Logistics Services
Adchem Corporation	Mary Kay Inc.
AGFA/Bayer	McKesson Corporation
Alco Industries, Inc	Metron North America, Ltd.
Amerex Group Inc.	Newell Rubbermaid Inc.
American Eagle Outfitters	NYK Logistics (Europe) Limited
AmerisourceBergen Services Corp.	NYK Line
Aramark Uniform and Career Apparel	Olympus America, Inc.
Ben E. Keith Company	Pan Western Corporation
BJ’s Wholesale Club, Inc.	Panalpina World Transport Ltd.
BMW Group	Patagonia, Inc.
Boss Manufacturing Company	Pfizer Canada, Inc.
Bristol-Myers Squibb Company	Plaid Enterprises, Inc.
C&J Clark International Ltd.	PT Sejatibina Delta Informatika
Cabela’s Incorporated	Raley’s
Cannon (UK) Limited	Retail Brand Alliance, Inc.
Cingular Wireless LLC	Samskip hf
Columbia Sportswear Company	Sara Lee Corporation
Costa’s PTY, Limited	Siemens Energy & Automation, Inc.
Croscill, Inc.	Sysco Corporation
Electronic Data Systems Limited	TDG (UK) Limited
Exel plc	The Limited, Inc.
Giant Eagle, Inc.	The Pep Boys—Manny, Moe & Jack
Guess?, Inc.	The Sports Authority, Inc.
Games Workshop Group PLC	Tibbett & Britten Limited
Gulf States Toyota	Tiffany and Co.
Hagar hf	Transports Graveleau
Halfords Ltd.	United Foods, Inc.
Harold’s Stores, Inc.	USF Corporation
Healthcare Logistics Limited	Waterford Wedgewood USA, Inc.
Hot Topic, Inc.	Wella (UK) Ltd.
Hugo Boss Cleveland	Wolverine World Wide, Inc.

     Our top five customers in aggregate accounted for 21%, 16% and 16% of total revenue for each of the years ended December 31, 2001, 2002 and 2003, respectively. Revenue from one customer during 2001 accounted for approximately 10% of revenue for the year ended December 31, 2001. No single customer accounted for more than 10% of revenue in 2002 or 2003.

Product Development

     Our development efforts are focused on adding new functionality to existing products, integrating the various product offerings, enhancing the operability of our products across distributed and alternative hardware platforms, operating systems and database systems and developing new products. We believe that our future success depends in part upon our ability to continue to enhance existing products, to respond to dynamically changing customer requirements and to develop new or enhanced products that incorporate new technological developments and emerging supply chain and industry standards. To that end, our development efforts frequently focus on base system enhancements and the incorporation into our products of new user requirements and features identified and created through customer and industry interactions and systems implementations. As a result, we are able to continue to offer our customers a packaged, highly configurable product with increasing functionality rather than a custom-developed software program. We have also developed interface toolkits for most major ERP systems to enhance communication and improve data flows between our core products and our clients’ host systems.

     We plan to principally conduct our development efforts internally in order to retain development knowledge and promote the continuity of programming standards; however, some projects that can be performed separately and/or require special skills may be outsourced. In 2001 and 2002, we used a third-party research and development company to localize our products into Japanese, German, French and Spanish. We also established an off-shore development center (ODC) in Bangalore, India during 2002, where a significant part of our development is performed. The ODC employs several Indian citizens currently working for and holding extensive development experience with us.

     We continue to devote a significant portion of our research and development efforts to the enhancement and integration of all of our product suites. We have developed a synchronized release program for all products, which will provide our customers with updates to all our products simultaneously. Our product development efforts will principally be focused on enhancement of our existing products, development of new products and modules and continued localization of our products into various international markets.

     Our research and development expenses for the years ended December 31, 2001, 2002 and 2003 were $19.4 million, $20.8 million, and $27.4 million, respectively. We intend to continue to invest significantly in product development.

Competition

     Our products are targeted at the SCE market, which is highly fragmented, intensely competitive and characterized by rapid technological change. The principal competitive factors affecting the market for our products include:

•	vendor and product reputation;

•	compliance with industry standards;

•	product architecture;

•	product functionality and features;

•	ease and speed of implementation;

•	return on investment;

•	product quality and performance;

•	product price; and

•	level of support.

     We believe that we compete favorably with respect to each of these factors. Our competitors are diverse and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. Our existing competitors include:

•	the corporate information technology departments of current or potential customers capable of internally developing solutions;

•	supply chain execution vendors, including Catalyst International, Inc., RedPrairie Corporation, Optum, Inc., Provia Software, Inc., Highjump (3M) and SSA Global Technologies, Inc. among others;

•	ERP or SCM application vendors with products or modules of their product suite offering varying degrees of SCE functionality, such as Retek, Inc., Manugistics Group, Inc., i2 Technologies, Oracle Corp. and SAP AG; and

•	smaller independent companies that have developed or are attempting to develop distribution center management software that competes with our SCE solutions.

     We may face competition in the future from ERP and SCM applications vendors and business application software vendors that may broaden their product offerings by internally developing or by acquiring or partnering with independent developers of supply chain execution software. To the extent such ERP and SCM vendors develop or acquire systems with functionality comparable or superior to our products, their significant installed customer bases, long-standing customer relationships and ability to offer a broad solution could provide a significant competitive advantage over our products. In addition, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. Both Oracle and SAP have entered the market for SCM applications. We believe that the domain expertise required to compete provides us with a competitive advantage and is a significant barrier to market entry. However, some of our competitors have significant resources at their disposal, and the degree to which we will compete with these new products in the marketplace is still undetermined.

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

International Operations

     Our international revenue was approximately $26.6 million, $33.4 million and $38.7 million for the years ended December 31, 2001, 2002 and 2003, respectively, which represents approximately 17%, 19% and 20% of our total revenue for the years ended December 31, 2001, 2002 and 2003, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have over 300 employees outside the United States, most of whom are located in the United Kingdom and India. We also have offices in the Netherlands, Germany, Australia and Japan as well as representatives in France, Mexico, Singapore and China.

     We conduct our direct European operations principally out of offices in the United Kingdom, Netherlands and Germany, consisting of approximately 125 employees. Total revenue for European operations was approximately $22.2 million, $29.3 million and $31.9 million for the years ended December 31, 2001, 2002 and 2003, respectively, which represents approximately 14%, 17% and 16% of our total revenue for the years ended December 31, 2001, 2002 and 2003, respectively.

Proprietary Rights

     We rely on a combination of copyright, trade secret, trademark, service mark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We have registered trademarks for PkMS, PickTicket Management System, PTRS, Have/Needs Analysis, LogisticsPRO, InfoLink, InfoLink Order, Infolink Source, PkCost, PkView, PkAllocate, WorkInfo, SmartInfo, SlotInfo, SystemLink, DCMS, Logistics.com, Manhattan Associates and the Manhattan Associates logo as a design mark. We have a pending trademark application for RFID In A Box. We have no registered copyrights. We generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to, and distribution of, our proprietary information. We license our products to our customers and restrict the customer’s use for internal purposes without the right to sublicense the products. However, we believe that this provides us only limited protection. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot assure you that we will successfully deter misappropriation or independent third-party development of our technology or prevent an unauthorized third party from copying or obtaining and using our products or technology. In addition, policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exist, software piracy could become a problem.

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

Employees

     As of December 31, 2003, we had 1,117 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. As of December 31, 2003, certain of our employees were employed pursuant to the H-1(B), non-immigrant work-permitted visa classification.

Executive Officers and Directors

     Our executive officers and directors and certain information about them are as follows:

Name	Age	Position

Richard M. Haddrill	50	President, Chief Executive Officer and Director
Jeffry W. Baum	41	Senior Vice President - International Sales
Edward K. Quibell	57	Senior Vice President, Chief Financial Officer and Treasurer
Jeffrey S. Mitchell	36	Executive Vice President – Americas Sales and Marketing
Eric Peters	41	Executive Vice President of Strategy and Business Development
Ramesh Srinivasan	43	Executive Vice President of Warehouse Management Systems
John J. Huntz, Jr.	53	Chairman of the Board of Directors(1)(2)
Brian J. Cassidy	58	Director
Paul Goodwin	61	Director(1)(2)
Thomas E. Noonan	43	Director(1)(2)
Deepak Raghavan	37	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

     The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. The Board is currently comprised of two Class I directors (Messrs. Cassidy and Goodwin), two Class II directors (Messrs. Raghavan and Haddrill) and two Class III directors (Messrs. Huntz and Noonan). At each annual meeting of shareholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the Class I directors, Class II directors and Class III directors will expire upon the election and qualification of successor directors at the 2005, 2006 and 2004 annual meetings of shareholders, respectively.

     Richard M. Haddrill has served as our President and Chief Executive Officer and a member of our Board of Directors since October 1999. Pursuant to an Employment Agreement dated February 25, 2004, Peter F. Sinisgalli shall succeed Mr. Haddrill as Chief Executive Officer effective July 1, 2004. Mr. Haddrill previously worked for Powerhouse Technologies, Inc., a technology, services and gaming company. Mr. Haddrill served Powerhouse as Executive Vice President from December 1994 until September 1996 and as President, Chief Executive Officer and a member of the board of directors from September 1996 until June 1999, when Powerhouse was acquired by Anchor Gaming, a publicly traded gaming company that was acquired by International Game Technology in 2001. Mr. Haddrill served as a consultant and member of the board of directors of Anchor Gaming from June 1999 until October 1999. Mr. Haddrill also serves on the Board of Directors of Danka Business Systems PLC, a publicly traded office products company, and Alliance Gaming Inc., a supplier of technology to the gaming industry.

     Jeffry W. Baum has served as our Senior Vice President - International Operations since January 2000. From February 1998 until January 2000, Mr. Baum served as our Vice President - International Business Development. From January 1997 until February 1998, Mr. Baum served as Vice President - Sales and Marketing of Haushahn Systems & Engineers, a warehouse management systems and material handling automation provider that is now known as Provia Software. From March 1992 until December 1996, Mr. Baum served as Senior Account Manager at Haushahn. Prior to that, Mr. Baum served in a variety of business development, account management and marketing positions with Logisticon, Inc. and Hewlett-Packard Company.

     Edward K. Quibell has served as our Senior Vice President and Chief Financial Officer since September 2002. From July 2002 until September 2002, Mr. Quibell served as Vice President and Managing Director of our European operations, and from October 2001 until July 2002, he served as our Vice President - Business Development. From August 1998 until September 2001, Mr. Quibell served as Vice President and Chief Financial Officer of CoreNet Services, Inc., a telecommunications infrastructure company. From April 1997 until July 1998, Mr. Quibell served as President and Chief Executive Officer of NewFields Resources, Inc., a provider of outsourced environmental services to the real estate industry. Prior to April 1997, Mr. Quibell was in the healthcare information systems industry, including President of the international division of First Data Health Systems.

     Jeffrey S. Mitchell has served as our Executive Vice President - Americas Sales and Marketing since January 2004. Previously, he served as our Senior Vice President - Sales Americas from February 2002 until December 2003, Senior Vice President - North American Sales from February 2001 until February 2002, Vice President - North American Sales from May 1999 until February 2001, Vice President - Sales from October 1998 until May 1999, Director of Sales from January 1998 until October 1998, and Sales Manager from April 1997 until January 1998. From April 1995 until April 1997, Mr. Mitchell was a sales representative for Intrepa, L.L.C. (formerly The Summit Group), a provider of warehouse and transportation management packages, which we acquired in October 2000. From May 1991 until April 1995, Mr. Mitchell served in various aspects of account management in the employer services division of Automatic Data Processing, Inc., providing outsource payroll and human resources solutions.

     Eric Peters has served as our Executive Vice President, Strategy and Business Development since January 2004. From April 2002 to December 2003, Mr. Peters served as our Senior Vice President, Products and Strategy. From April 2001 until April 2002, Mr. Peters was founder and CEO of SilentTrust, an operating company of Accenture, Ltd. From September 1996 until March 2001, Mr. Peters held a variety of positions at Accenture, including Associate Partner in the company’s Supply Chain Strategy practice and membership in its Executive Global Leadership Committee for the distribution practice. Preceding his time at Accenture, Mr. Peters spent 12 years with the supply chain consulting firm Tompkins Associates, where he held a number of senior-level marketing, sales and consulting positions.

     Ramesh Srinivasan has served as our Executive Vice President, Warehouse Management Systems (WMS) since January 2004. From April 1998 to December 2003, Mr. Srinivasan served us as Director, Technical Project Management. Prior to joining Manhattan Associates, Mr. Srinivasan served as Director, MIS, at Bugle Boy Industries and as a Specialist Systems Analyst at Mattel Toys. He received his bachelor’s degree in Metallurgical Engineering from the Institute Of Technology, Banaras Hindu University, Varanasi, India, and his MBA in Marketing and Systems from the Indian Institute of Management, Bangalore, India.

     John J. Huntz, Jr. has served as a member of our Board of Directors since January 1999. Mr. Huntz has served as Managing Director of Fuqua Ventures, LLC, a private equity investment firm since March 1998. Mr. Huntz served as Executive Vice President and Chief Operating Officer of Fuqua Enterprises, Inc., a company that manufactures health-care products, from August 1995 until March 1998 and as its Senior Vice President from March 1994 until August 1995. From September 1989 until January 1994, Mr. Huntz served as the Managing Partner of Noble Ventures International, Inc., a private international investment company. From 1984 until 1989, Mr. Huntz served as Director of Capital Resources for Arthur Young & Company, and from 1979 until 1984, Mr. Huntz was with Harrison Capital, Inc., a venture capital investment subsidiary of Texaco, Inc. Mr. Huntz founded and serves as President of the Atlanta Venture Forum, a risk capital network, and is a board member of the National Venture Capital Association. Mr. Huntz serves as a director of several of the portfolio companies of Fuqua Ventures, LLC. Mr. Huntz is also a member of the Securities and Exchange Commission Executive Committee on Small Business Capital Formation.

     Brian J. Cassidy has served as a member of our Board of Directors since May 1998. Mr. Cassidy was the co-founder of Webforia Inc., a developer and supplier of computer software applications, and served as Webforia’s Vice Chairman from April 1996 until February 2003. Prior to forming Webforia, Mr. Cassidy served as Vice President of Business Development of Saros Corporation, a developer of document management software, from January 1993 until March 1996. Prior to joining Saros Corporation, Mr. Cassidy was employed by Oracle Corporation, as Joint Management Director of European Operations and a member of the Executive Management Board from 1983 until 1988 and as Worldwide Vice President of Business Development from 1988 until 1990.

     Paul Goodwin has served as a Director of Manhattan Associates since 2003. Mr. Goodwin is currently employed as a consultant to CSX Corporation which, through its subsidiaries, operates the largest rail network in the eastern United States. Mr. Goodwin served as Vice-Chairman and Chief Financial Officer of CSX Corporation from April 2000 until June 2003, when he retired. From April 1995 until April 2000, Mr. Goodwin served as Executive Vice President — Finance And Chief Financial Officer of CSX Corporation. Mr. Goodwin started with CSX Corporation in 1965 and held various senior management positions with the company, including executive vice president and chief financial officer, senior vice president finance and planning, and executive vice president of finance and administration. Mr. Goodwin serves on the boards of directors for the National Railroad Retirement Investment Trust, Horizon Lines LLC, and Savannah Harbor Holdings LLC.

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

     Deepak Raghavan has served as a member of our Board of Directors since August 1998. Mr. Raghavan served as our Senior Vice President - Product Strategy from January 2001 until June 2002, as Senior Vice President and Chief Technology Officer from August 1998 until January 2001 and as Chief Technology Officer from our inception in October 1990 until August 1998. From 1987 until 1990, Mr. Raghavan served as a Senior Software Engineer for Infosys Technologies Limited, a software development company, where he specialized in the design and implementation of information systems for the apparel manufacturing industry. Since January 2003, Mr. Raghavan is enrolled as a full-time Graduate Student with the Department of Physics and Astronomy at Georgia State University, Atlanta, Georgia.

Item 2. Properties

     Our principal administrative, sales, marketing, support and research and development facility is located in approximately 137,868 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through March 31, 2008. At this time, our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future. We also occupy facilities under multi-year agreements in Bracknell, United Kingdom, Utrecht, The Netherlands, Bangalore, India and Sydney, Australia. We also occupy offices under short-term agreements in other geographical regions.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

     Our common stock is traded on the Nasdaq National Market under the symbol “MANH”. The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq National Market for the periods indicated:

Fiscal Period	High Price	Low Price

2002
First Quarter	$39.00	$24.02
Second Quarter	39.55	24.99
Third Quarter	30.10	13.52
Fourth Quarter	30.04	12.94
2003
First Quarter	$26.30	$17.38
Second Quarter	30.45	17.65
Third Quarter	33.30	25.19
Fourth Quarter	33.65	26.64

     The closing sale price of our common stock as reported by the Nasdaq National Market on March 12, 2004 was $29.05. The number of shareholders of record of our common stock as of March 12, 2004 was approximately 54.

     We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained by us for investment in our business.

     The following table provides information regarding our current equity compensation plans as of December 31, 2003:

Equity Compensation Plan Information

Number of
securities to be
	issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding	outstanding	future
	options, warrants	options, warrants	issuance under
Plan Category	and rights	and rights	equity compensation plans

Equity compensation plans approved by security holders	6,378,028	$23.90	346,743
Equity compensation plans not approved by security holders	—	—	—
Total	6,378,028	$23.90	346,743

     Additional information regarding our equity compensation plans can be found in Note 3 of the Notes to our Consolidated Financial Statements.

Item 6. Selected Consolidated Financial Data

     You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2001, 2002 and 2003, and the balance sheet data as of December 31, 2002 and 2003, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 1999 and 2000, and the balance sheet data as of December 31, 1999, 2000 and 2001, are derived from the audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Statement of Income Data:
Revenue:
Software and hosting fees	$14,578	$26,190	$35,436	$40,233	$43,229
Services	52,889	81,085	97,510	110,516	129,320
Hardware and other	17,831	31,344	27,760	22,675	23,417
Recovery (allowance) relating to bankrupt customer (1)	—	—	(4,328)	2,297	848

Total revenue	85,298	138,619	156,378	175,721	196,814
Costs and expenses:
Cost of software and hosting fees	1,190	1,239	1,455	1,927	4,470
Cost of services	30,643	34,299	42,372	46,611	54,218
Cost of hardware and other	14,532	26,345	23,092	19,027	20,123
Research and development	10,201	16,106	19,413	20,780	27,358
Sales and marketing	14,344	18,051	22,334	26,413	31,200
General and administrative	12,849	15,123	18,822	20,943	23,711
In-process research and development and acquisition-related charges	—	3,001	—	1,470	885
Restructuring charge	—	—	—	—	893
Amortization of acquisition-related intangibles	1,102	1,165	5,240	1,772	3,432

Total costs and expenses	84,861	115,329	132,728	138,943	166,290

Income from operations	437	23,290	23,650	36,778	30,524
Other income, net	1,218	2,718	2,059	2,801	2,746

Income before income taxes	1,655	26,008	25,709	39,579	33,270
Income tax expense	554	9,740	9,522	14,383	11,425

Net income	$1,101	$16,268	$16,187	$25,196	$21,845

Diluted net income per share	$0.04	$0.53	$0.53	$0.83	$0.71

Shares used in computing diluted net income per share	26,553	30,453	30,742	30,451	30,882

	December 31,

	1999	2000	2001	2002	2003

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$39,915	$67,667	$104,189	$121,857	$155,403
Working capital	46,948	70,192	101,224	124,679	158,366
Total assets	80,943	152,406	180,720	220,196	264,019
Long-term portion of capital lease obligations and note payable	799	5,866	2,182	240	288
Total shareholders’ equity	58,626	110,032	141,204	185,286	228,242

(1)	In connection with a significant customer filing for bankruptcy under Chapter 11 of the United States Bankruptcy Code, an allowance of $4.3 million was recorded to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. In the fourth quarter of 2002 and the second quarter of 2003, $2.3 million and $0.8 million of the receivable was recovered, respectively. See Note 1 of Notes to Consolidated Financial Statements for further details.

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

Business

     We are a leading global provider of technology-based solutions to improve the effectiveness of and the efficiencies within and across the supply chain. Our solutions, which consist of software, services and hardware, enhance distribution and transportation efficiencies through the real-time integration of supply chain constituents, including manufacturers, distributors, retailers, suppliers, transportation providers and consumers. Our software consists of three principal product groups within supply chain execution (“SCE”) systems: warehouse management, transportation management and trading partner management. In addition, we have additional products that support or enhance the functionality of the product groups, such as performance management and Radio Frequency Identification (“RFID”). Warehouse management solutions include the performance of the many processes that take place in the warehouse and distribution center, beginning with the placement of an order by a customer and ending with the order fulfillment process. Transportation management solutions include functionality that allows a company to optimally procure, plan and execute transportation services, including the delivery of the order to the end customer. Trading partner management solutions provide real-time synchronization of key processes and their associated information flows across the supply chain, including customer process synchronization, supplier process management, global inventory visibility, supply chain event management and returns management. Performance management solutions use analytic tools and alerting processes that allow distribution center managers to monitor events within the supply chain cycle, analyze historical data and generate reports. Our RFID software solution provides an integration and reporting platform between RFID chip readers and SCE and Enterprise Resource Planning (“ERP”) systems. We also provide services, including design, configuration, implementation and training services, plus customer support services and software enhancement subscriptions.

Critical Accounting Policies and Estimates

     The consolidated financial statements include accounts of both us and our subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenues and Revenue Recognition

     Our revenue is derived from (i) Software and Hosting Fees, which consist of revenue from the licensing and hosting of software and revenue from funded research and development efforts; (ii) Services Revenue, which consist of fees from consulting, implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions; and (iii) Hardware and Other Revenue, which consists of sales of hardware and reimbursed project expenses.

     Revenue recognition rules for software companies are very complex. Although we follow very specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment including: (i) whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements; (ii) whether customizations or modifications of the software are significant; and (iii) whether the software fee is collectible. For arrangements that require the use of the percentage of completion method, the complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

     We recognize software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Under SOP 97-2, we recognize software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized under the percentage of completion method. We estimate the percentage of completion utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We provide for project losses in their entirety in the period in which they become known. Hosting fees, which consist of fees for the license of our software and maintenance of the software and related hardware, are generally paid in advance and recognized ratably over the term of the hosting arrangement. We occasionally enter into funded research and development agreements for the enhancement of existing products or for the development of new products. Revenues from these funded development efforts are recognized under the percentage of completion method and included in the software and hosting fees line item in our statement of income. The costs associated with the funded development efforts are included in the research and development line item in our statement of income.

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

     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, which are integrated with and complementary to our software solutions. These products include computer equipment, radio frequency terminal networks, RFID chip readers, bar code printers and scanners and other peripherals. We generally purchase hardware from our vendors only after receiving an order from a customer, and revenue is recognized upon shipment by the vendor to the customer.

Accounts Receivable

     We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in aggregate accounted for 21%, 16% and 16% of total revenue for each of the years ended December 31, 2001, 2002, and 2003, respectively. Sales to one customer (“the significant customer”) accounted for approximately 10% of total revenue for the year ended December 31, 2001. Most of the revenue from the significant customer in 2001 arose from purchases of hardware. No single customer accounted for more than 10% of revenue in 2002 or 2003.

     On January 22, 2002, the significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. We recorded a recovery of approximately $2.3 million of the receivable in the fourth quarter of 2002. Upon receiving the final cash settlement in June 2003, subsequent to the significant customer emerging from bankruptcy, we recovered an additional $848,000 of the receivable during the second quarter of 2003. The recoveries were recorded as separate revenue line items in the consolidated statements of income and reductions to the allowance for doubtful accounts in the consolidated balance sheets during the respective quarters.

Valuation of long-lived and intangible assets and goodwill

     Our business acquisitions have resulted in, and future acquisitions typically will result in, the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as capitalized technology and other definite-lived intangible assets.

     In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) became effective and as a result, we ceased amortizing goodwill and other intangible assets with indefinite lives. In lieu of amortization, we perform annual impairment reviews. We completed the initial impairment review of our goodwill and other intangible assets with indefinite lives on June 30, 2002 as required by SFAS No. 142 and no impairment losses were recognized. Additionally, we performed annual reviews of our goodwill and other intangible assets for impairment as of December 31, 2002 and 2003, and did not identify any asset impairment as a result of the reviews. We will continue to test for impairment on an annual basis as of December 31, or on an interim basis if circumstances change that would indicate the possibility of an impairment. The impairment review requires an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

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

Income Taxes

     We provide for the effect of income taxes on our financial position and results of operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this accounting pronouncement, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.

Acquisitions

     On December 31, 2002, we acquired certain assets of Logistics.com, Inc. from Internet Capital Group for a cash payment of approximately $21.3 million. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated to net assets acquired of $1.2 million, acquired in-process research and development of $1.5 million, acquired developed technology of $1.5 million, and other intangible assets of $17.1 million. Values assigned to the acquired in-process research and development (“IPRD”) were determined using the income approach. To determine the value of the IPRD, we considered, among other factors, the state of development of each project, the time and costs required to complete each project, expected income and associated risks, which included the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in amounts assigned to IPRD for projects that had not yet reached technological feasibility and do not have alternative future uses. Acquired developed technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product (5 years) including the period being reported on. Approximately $2.9 million, $1.9 million and $0.4 million of other intangible assets are being amortized over seven-year, five-year and two-year useful lives, respectively. The remaining $11.9 million of goodwill and other intangible assets is not being amortized, but is being reviewed for impairment on an annual basis.

     On June 30, 2003, we acquired certain assets of ReturnCentral, Inc. for a cash payment of approximately $817,000. The purchase price includes the earnout recorded through December 31, 2003, and will be further adjusted for additional potential earnout based upon the total ReturnCentral software and services fees received and recognized by us prior to August 31, 2005. The earnout payment for the first twelve months is the sum of: (i) 30% of all ReturnCentral software fees up to and including $800,000; plus 33% of all ReturnCentral software fees greater than $800,000 and up to and including $1.3 million; plus 36% of all ReturnCentral software fees greater than $1.3 million and up to and including $2.0 million; plus 40% of all ReturnCentral software fees greater than $2.0 million; and (ii) 13% of all ReturnCentral service fees. The earnout payment, if any, for the subsequent fourteen month period will be the sum of: (i) 30% of all ReturnCentral software fees up to and including $2.0 million; plus 33% of all ReturnCentral software fees greater than $2.0 million and up to and including $3.0 million; plus 36% of all ReturnCentral software fees greater than $3.0 million and up to and including $4.0 million; plus 40% of all ReturnCentral software fees greater than $4.0 million; and (ii) 13% of all ReturnCentral service fees. The results of operations are included in our operations after June 30, 2003. The entire purchase price has been recorded as acquired developed technology and is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product (5 years) including the period being reported on.

     On October 14, 2003, we closed an Asset Purchase Agreement with Streamsoft, L.L.C., a provider of warehouse optimization software. We acquired substantially all of the assets of Streamsoft for a purchase price of approximately $1.8 million in cash plus a potential earnout based upon the total Streamsoft software fees received and recognized by us during the period starting on October 1, 2003 and ending on September 30, 2005. The earnout payment, if any, shall be calculated as 10% of all net software fees recognized, and is subject to additional terms and conditions, as defined in the purchase agreement. The acquisition has been accounted for under the purchase method of accounting, and the results of operations are included in our operations after October 14, 2003. The purchase price has been allocated to net assets acquired of $0.2 million, acquired developed technology of $0.2 million, and other intangible assets of $1.4 million. Acquired developed technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product (5 years) including the period being reported on. Approximately $0.1 million of other intangible assets is being amortized over a ten-year useful life. The remaining $1.3 million of other intangible assets is goodwill, which is not being amortized, but is being reviewed for impairment on an annual basis.

Results of Operations

Overview

     In fiscal 2003, our primary goal was to expand our position as a leading provider of supply chain execution solutions by delivering integrated warehouse, transportation, trading partner and performance management solutions to our customers to drive revenue and earnings growth. With the addition and integration of new products resulting from three acquisitions completed during 2002 and 2003, as discussed above, along with the synchronized release of new versions of our product suite with enhanced functionality, we were able to accomplish continued revenue growth.

     During 2003, we continued to experience effects from a weak spending environment for information technology in the United States and Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that prolonged continuation of or further deterioration in the current business climates, and the continued delay in capital spending within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our future operations. There remains much uncertainty as to the future macro-economic and business environmental conditions, making forecasting difficult.

     We continue to focus on delivering innovative products and solutions for our customers to drive revenue and earnings growth. In fiscal 2004, we plan to continue to enhance our software solutions and to continue our global expansion and to further develop our strategic alliances and indirect sales channels. Our success could be limited by several factors, including spending on information technology, the timely release of quality new products and releases, continued market acceptance of our products and the introduction of new products by existing or new competitors.

Revenue

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2001	2001 to 2002	2002	2002 to 2003	2003

Software and hosting fees	$35,436	14%	$40,233	7%	$43,229
Percentage of total revenues	23%		23%		22%
Services	97,510	13%	110,516	17%	129,320
Percentage of total revenues	62%		63%		66%
Hardware and other	27,760	(18%)	22,675	3%	23,417
Percentage of total revenues	18%		13%		12%
Recovery (allowance) for bankrupt customer	(4,328)	*	2,297	*	848

Total revenue	$156,378	12%	$175,721	12%	$196,814

*	Percentage is not meaningful

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment, which are considered non-strategic. We believe our revenue growth in the last two years is attributable to several factors, including, among others, increased sales of our expanded product suite, geographic expansion, our market leadership positions as to breadth of product offerings and financial stability and a compelling return on investment proposition for our customers.

     Software and hosting fees. The increase in software and hosting fees during 2003 was due to sales of newer products, hosting fees and funded development, which did not exist in 2001 or 2002. The increase in 2002 was primarily attributable to sales of new products, including our lower cost Warehouse Management-Windows product,

Trading Partner Management products, Performance Management products, and the Billing Management module, all of which collectively accounted for approximately 19% of software fees in 2002, up from 11% in 2001.

     Services revenue. The increases in services revenue from 2001 to 2002 and 2002 to 2003 were principally due to: (i) increases in engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. During the economic downturn, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures.

     Hardware and other. Sales of hardware are non-strategic and largely dependent upon customer-specific desires. Sales of hardware decreased $5.4 million, or 24%, from approximately $22.7 million in 2001 to approximately $17.3 million in 2002. Sales of hardware decreased $0.4 million, or 2%, from approximately $17.3 million in 2002 to approximately $16.9 million in 2003. The decreases in hardware sales from 2001 to 2002 and 2002 to 2003 are attributable to customers’ desires in the current macro-economic environment to buy hardware from other suppliers offering greater discounts, combined with increased sales of our optimization and transportation products, which require less hardware than our core warehouse management products. As described in the Notes to Consolidated Financial Statements, reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For 2001, 2002 and 2003, reimbursements by customers for out-of-pocket expenses were approximately $5.1 million, $5.4 million and $6.5 million, respectively.

     Recovery (allowance) relating to bankrupt customer. On January 22, 2002, a significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. We recorded a recovery of approximately $2.3 million of the receivable in the fourth quarter of 2002. Upon receiving the final cash settlement in June 2003, subsequent to the significant customer emerging from bankruptcy, we recovered an additional $848,000 of the receivable during the second quarter of 2003. The recoveries were recorded as separate revenue line items in the consolidated statements of income and reductions to the allowance for doubtful accounts in the consolidated balance sheets during the respective quarters.

Costs and Expenses

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2001	2001 to 2002	2002	2002 to 2003	2003

Cost of software and hosting fees	$1,455	32%	$1,927	132%	$4,470
Percentage of software and hosting fees	4%		5%		10%
Cost of services	42,372	10%	46,611	16%	54,218
Percentage of services revenues	43%		42%		42%
Cost of hardware and other	23,092	(18%)	19,027	6%	20,123
Percentage of hardware and other revenues	83%		84%		86%
Research and development	19,413	7%	20,780	32%	27,358
Percentage of total revenues	12%		12%		14%
Sales and marketing	22,334	18%	26,413	18%	31,200
Percentage of total revenues	14%		15%		16%
General and administrative	18,822	11%	20,943	13%	23,711
Percentage of total revenues	12%		12%		12%
Amortization of acquisition-related intangibles	5,240	(66%)	1,772	94%	3,432
Percentage of total revenues	3%		1%		2%
In-process research and development and acquisition-related charges	—	*	1,470	*	885
Restructuring charge	—	*	—	*	893

*	Percentage is not meaningful

     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of capitalized research and development costs. The increase in cost of software fees, as a percent of software and hosting fees and in absolute dollars, in 2003 is principally attributable to the costs associated with hosting our software solutions, which was approximately $1.7 million in 2003. As discussed above, we did not offer hosting services during 2002. In addition, increases in open systems products sold from approximately 40% in 2001 to approximately 50% in 2002 to approximately 80% in 2003 resulted in higher royalties during 2002 and 2003.

     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increases in cost of services from 2001 to 2002 and 2002 to 2003 were principally due to: (i) increases in salary-related costs resulting from increases of 9% and 11% in the number of personnel dedicated to the delivery of professional and technical services during 2002 and 2003, respectively; and (ii) annual compensation increases. The services gross margins have remained consistent due to continued efficiencies throughout the services organization in spite of pricing pressures experienced during 2002 and 2003, as discussed above.

     Cost of Hardware and other. Cost of hardware decreased from $18.0 million in 2001 to approximately $13.6 million in 2002 and 2003 as a direct result of lower sales of hardware. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $5.1 million, $5.4 million and $6.5 million for 2001, 2002 and 2003, respectively. The increases in the cost of hardware and other as a percentage of hardware and other revenue are due to increases in the relative percentage of reimbursed out-of-pocket expenses with no gross margin during 2002 and 2003.

     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increases in research and development expenses from 2001 to 2002 and 2002 to 2003 are principally attributable to: (i) increases in the average number of full-time and contracted personnel dedicated to our ongoing research and development activities, including personnel related to transportation management; (ii) the expansion of our offshore development center in India, which was formed in 2002; and (iii) annual compensation increases. Domestic research and development personnel increased by approximately 4% in 2002 and 11% in 2003, while the number of personnel related to our offshore development center increased from 32 at December 31, 2002 to 164 at December 31, 2003. Our principal research and development activities in 2003 focused on the expansion and integration of the new products acquired from Logistics.com and ReturnCentral and the synchronized product release, which included expanded product functionality, interoperability and testing, and further product functionality. In addition, certain research and development personnel were utilized to enhance existing products or develop new products for clients under funded development arrangements. Approximately $300,000 of costs relating to funded development was included in research and development. The fees received for such efforts were included in software and hosting fees. See further discussion on research and development in Item 1. Business and in Exhibit 99.1.

     Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which we have a detailed program design or a working model of the related product, depending upon the type of development effort. For the years ended December 31, 2002 and 2003, we capitalized no research and development costs because the costs between the attainment of technological feasibility for the related software product through the date of general release were insignificant. During 2001, we made payments of approximately $717,000 to an outside research and development organization to internationalize PkMS into Japanese, German, French and Spanish. These payments were capitalized as Other Assets and amortized over a three-year period. As of December 31, 2003, the capitalized costs were fully amortized.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increases in sales and marketing expenses from 2001 to 2002 and 2002 to 2003, as a percent of revenues and in absolute dollars, are principally attributable to: (i) increases in salary-related costs resulting from 14% and 9% increases in the number of international and domestic sales and marketing personnel during 2002 and 2003, respectively; (ii) greater incentive compensation paid on a greater level of sales; and (iii) continued expansion of our sales and marketing programs, including expenditures to staff, brand and launch newly developed and acquired products.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increases in general and administrative expenses were principally attributable to increased depreciation expense and administrative costs necessary to grow our business and improve our infrastructure globally. Depreciation expense included in general and administrative expenses was $5.7 million, $6.3 million and $7.5 million during 2001, 2002 and 2003, respectively. During 2003, general and administrative personnel increased by approximately 16%.

     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Logistics.com in December 2002, ReturnCentral in June 2003 and Streamsoft in October 2003. The increase in the amortization of acquisition-related intangibles that have finite lives and are separable from goodwill in 2003 was attributable to amortization expense associated with the acquisitions of Logistics.com, ReturnCentral and Streamsoft. Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be tested for impairment at least annually. The decrease in amortization expense from 2001 to 2002 was the direct result of the adoption of SFAS 142.

     In-Process Research and Development and Acquisition-Related Charges. On December 31, 2002, we acquired certain assets of Logistics.com, Inc. from Internet Capital Group for a cash payment of approximately $21.3 million. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to net assets acquired of $1.2 million, acquired in-process research and development of $1.5 million, acquired developed technology of $1.5 million, and other intangible assets of $17.1 million.

     During the third quarter of 2003, we recorded expenses of $885,000 relating to fees incurred in connection with two potential acquisitions that we decided not to consummate. The acquisition-related charges are presented as a separate line item in the consolidated statements of income and consist primarily of legal, accounting and travel expenses associated with the two transactions.

     Restructuring Charge. During the second quarter of 2003, we recorded a restructuring charge of $893,000 relating to an internal reorganization. The reorganization more closely aligned our customer advocates with our implementation teams, and our customer support organization with our technical teams. The charge consisted primarily of severance payments. Approximately $857,000 was paid prior to December 31, 2003 and the remaining $36,000 was accrued for and will be paid out in January 2004. We anticipate that there will be no further costs relating to this reorganization in future periods.

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2001	2001 to 2002	2002	2002 to 2003	2003

Income from operations	$23,650	56%	$36,778	(17%)	$30,524
Percentage of total revenues	15%		21%		16%
Other income, net	2,059	36%	2,801	(2%)	2,746
Percentage of total revenues	1%		2%		1%
Income tax provision	9,522	51%	14,383	(21%)	11,425
Percentage of income before income taxes	37%		36%		34%

     Income from Operations. The increase in operating income from 2001 to 2002 represents a combination of growth in higher margin software and services fees and improved efficiencies across all areas of our business. Operating income for 2001 reflects an allowance for a bankrupt customer totaling $4.3 million and non-cash, acquisition-related intangible asset amortization totaling $5.2 million. Operating income for 2002 reflects a recovery relating to the bankrupt customer totaling $2.3 million; a charge for in-process research and development totaling $1.5 million associated with the acquisition of Logistics.com and non-cash, acquisition-related intangible asset amortization totaling $1.8 million. The decrease in operating income from 2002 to 2003 was attributable to a lower margin on our software fees resulting from our hosting services, a $1.5 million decrease in the amount recovered relating to the bankrupt customer and an overall increase in operating expenses from the continued investment in global expansion initiatives and the further development of our product suite. Operating income for 2003 reflects a recovery relating to the bankrupt customer totaling $0.8 million; acquisition-related expenses of $0.9 million; a restructuring charge of $0.9 million; and non-cash, acquisition-related intangible asset amortization totaling $3.4 million, all as discussed above.

     Other Income, Net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income decreased from $2.7 million in 2001 to $2.1 million in 2002, and decreased to $1.5 million in 2003 due to an overall decline in market interest rates. The weighted-average interest rates on investment securities at December 31, 2002 was approximately 1.4%, as compared to 1.1% at December 31, 2003. Interest expense decreased from $586,000 in 2001 to $147,000 in 2002, and decreased to $13,000 in 2003. The decrease in interest expense in 2002 was attributable to the $5.3 million note payable to Intrepa, L.L.C. being prepaid in full in April 2002. The note was outstanding for twelve months in 2001. We recorded a net foreign currency gain of $7,000 in 2001, compared to net foreign currency gains of $0.8 million in 2002 and $1.3 million in 2003. The foreign currency gains resulted from the weakening of the U.S. dollar relative to other foreign currencies, primarily the British Pound and Euro.

     Income Tax Provision. The fluctuation in the income tax provision during 2002 and 2003 is directly attributable to the increase during 2002 and decrease during 2003 of income before income taxes. Our effective income tax rates were 37.0%, 36.3% and 34.3% in 2001, 2002 and 2003, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The decreases in the tax rates in 2002 and 2003 are attributable to an increase in income generated in countries with lower tax rates along with an increase in the utilization of research and development credits. The provisions for income taxes for 2001, 2002 and 2003 do not include the $9.0 million, $14.0 million and $11.3 million of tax benefits realized from stock options exercised during the years, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

Liquidity and Capital Resources

     During 2002 and 2003, we funded our operations primarily through cash generated from operations. As of December 31, 2002, we had $121.9 million in cash, cash equivalents and investments compared to $155.4 million at December 31, 2003.

     Our operating activities provided cash of $39.4 million in 2001, $46.0 million in 2002 and $36.3 million in 2003. Cash from operating activities for 2002 arose principally from a substantial increase in operating income, the substantial income tax benefits arising from exercises of stock options by employees, partially off-set by the increase in accounts receivable. Days sales outstanding increased from 58 days at December 31, 2001 to 65 days at December 31, 2002. Days sales outstanding as of December 31, 2001 was positively impacted by an unusually large hardware sale in the fourth quarter of 2001, which was collected prior to December 31, 2001. Cash from operating activities for 2003 arose principally from operating income, the substantial income tax benefits arising from exercises of stock options by employees, the increase in deferred revenue, partially off-set by the increase in accounts receivable and decreases in accounts payable and accrued liabilities. Days sales outstanding increased from 65 days at December 31, 2002 to 76 days at December 31, 2003, as a result of slower collections associated with international revenues.

     Our investing activities used approximately $10.3 million and $64.2 million for the years ended December 31, 2001 and 2002, respectively, and provided cash of $31.3 million for the year ended December 31, 2003. During 2002, our principal uses of cash were $21.2 million for the acquisition of Logistics.com, $6.0 million for purchases of capital equipment to support our business and infrastructure and net purchases of $37.1 million in investments. During 2003, cash from investing activities arose principally from the net maturities of $42.7 million in investments, partially off-set by purchases of capital equipment of $6.7 million to support our business and infrastructure, $2.6 million for the acquisitions of ReturnCentral and Streamsoft, and the $2.0 million investment in Alien Technology.

     Our financing activities provided approximately $3.9 million in 2001 and $9.0 million in 2003 and used approximately $0.9 million in 2002. The principal uses of cash for financing activities in 2002 was for repurchase of 260,000 shares of our common stock for approximately $4.1 million and the repayment of $5.3 million relating to the note payable issued in conjunction with the acquisition of Intrepa, L.L.C. in October 2000. The stock purchases were through open market transactions as part of a publicly-announced buy-back program. The principal source of cash provided by financing activities in 2003 was $9.3 million in proceeds from the issuance of common stock pursuant to the exercise of stock options.

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

New Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into after June 30, 2003. We adopted EITF 00-21 on July 1, 2003. The adoption of this guidance did not have a material effect on our consolidated statements of income, financial position or liquidity.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been adopted in these notes to the financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002 or 2003, the adoption of SFAS No. 148 did not have a material impact on our financial position and results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin No. 51. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”), to clarify some of the provisions of FIN 46 to exempt certain entities from its requirements. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual interests or other financial interests in the entity. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied during the first interim or annual period beginning after March 15, 2004.

     In July 2003, we made a cash investment of $2 million in Alien Technology Corp. (“Alien”), a provider of ultra-low cost radio frequency identification (RFID) tags and hardware. The investment represents approximately a 1.5% ownership interest in the privately-held corporation. Our maximum exposure to loss as a result of our involvement with Alien is the investment of $2 million. The investment has been accounted for under the cost method, and is included in “Other Assets” on the Consolidated Balance Sheet. We do not believe that we currently have relationships that will require us to initially consolidate or disclose information about variable interest entities, other than possibly our investment in Alien, when FIN 46 becomes effective.

     In August 2003, the EITF issued EITF Issue 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software,” which addresses the accounting for arrangements that include both software and non-software deliverables, such as computer hardware. In arrangements that include software and computer hardware, if the software is essential to the functionality of the hardware, the hardware is considered software related and, therefore, accounted for under SOP 97-2. We adopted this guidance prospectively in August 2003. The adoption of this guidance did not have a material effect on the consolidated statements of income, financial position or liquidity.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     Our principal commitments as of December 31, 2003, consist of obligations under operating leases. We expect to fulfill all of the following commitments from our working capital.

Lease Commitments

     We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2008. Rent expense for these leases aggregated $3.3 million, $4.0 million and $5.0 million during fiscal 2001, 2002 and 2003, respectively.

     The following table summarizes our contractual commitments as of December 31, 2003 (in thousands):

							After
	Total	2004	2005	2006	2007	2008	2008

Non-cancelable operating leases	$20,293	$5,841	$4,658	$4,572	$4,124	$1,098	$—
Capital leases	$456	$152	$152	$152	$—	$—	$—

Indemnifications

     Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer, as well as our modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these agreements as of December 31, 2003.

     We warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

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

     Total international revenue was approximately $26.6 million, $33.4 million and $38.7 million for the years ended December 31, 2001, 2002 and 2003, respectively, which represents approximately 17%, 19% and 20% of our total revenue for the years ended December 31, 2001, 2002 and 2003, respectively. International revenue includes all revenue associated with sales of software, services and hardware outside the United States.

     To date, we have conducted our direct European operations out of offices in the United Kingdom, the Netherlands and Germany, consisting of over 125 employees. Total revenue for European operations was approximately $22.5 million, $29.3 million and $31.9 million for the years ended December 31, 2001, 2002 and 2003, respectively, which represents approximately 14%, 17% and 16% of our total revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Total net income for Europe was approximately $2.2 million, $1.4 million and $0.6 million for the years ended December 31, 2001, 2002 and 2003, respectively. These transactions are typically denominated in British Pounds and Euros. A fluctuation of 10% in the average exchange rates of the British Pound and Euro relative to the US dollar during 2002 and 2003 would have resulted in increases or decreases in net income of approximately $150,000 and $56,000, respectively.

     We recognized foreign exchange rate gains of approximately $7,000 during 2001, $0.8 million in 2002, and $1.3 million in 2003, classified in “Other income, net” on our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates of the British Pound and Euro at December 31, 2002 and December 31, 2003 relative to the US dollar would result in changes of approximately $400,000 and $170,000 in the reported foreign currency gains, respectively.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at December 31, 2002 was approximately 1.4%, as compared to 1.1% at December 31, 2003. The fair value of cash equivalents and investments held at December 31, 2002 and 2003 was $114.8 million and $149.3 million, respectively. Based on the average investments outstanding during 2002 and 2003, increases or decreases of 25 basis points would result in increases or decreases to interest income of approximately $270,000 and $325,000 in 2002 and 2003, respectively, from the reported interest income.

Item 8. Financial Statements and Supplementary Data

     Financial Statements

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Manhattan Associates, Inc.

     We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2003, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a) as of December 31, 2002 and 2003, and for each of the two years then ended. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of the Company as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations and whose reports dated January 31, 2002 expressed an unqualified opinion on those financial statements and schedule before the restatement adjustments described in Notes 1 and 3.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

     As discussed above, the consolidated financial statements and schedule of the Company as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As discussed in Note 1, Interest income and Interest expense included in Other income (expense), net, in the Consolidated Statements of Income for the year ended December 31, 2001 were reclassified to Interest income and Interest expense in the Consolidated Statements of Income. Our audit procedures with respect to the adjustments included agreeing all of the income statement amounts reclassified to the Company’s underlying records obtained from management.

     Also, the consolidated financial statements of the Company for the year ended December 31, 2001 have been restated to include the income tax effect for Accumulated other comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity. Our audit procedures with respect to the adjustments included (a) agreeing the Accumulated other comprehensive income (loss), net of related income taxes, the Deferred income taxes balances, and the components of Accumulated other comprehensive income (loss) to the Company’s underlying records obtained from management and (b) testing the mathematical accuracy of the application of those restatement adjustments to the previously reported amounts of Accumulated other comprehensive income (loss) and Deferred income taxes.

     Also, as discussed in Note 1, the consolidated financial statements of the Company for the year ended December 31, 2001 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company’s underlying records obtained from management, (c) agreeing all 2001 amortization expense disclosures to the Company’s underlying accounting records obtained from management and (d) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income.

     Also, as discussed in Notes 1 and 3, the consolidated financial statements of the Company as of December 31, 2001 and for the year then ended have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was adopted by the Company as of December 31, 2002. Our audit procedures with respect to the disclosures in Note 1 for 2001 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing compensation expense and pro forma compensation expense (including any related tax effects) related to those periods to the Company’s underlying records obtained from management and (c) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income and related earnings per share amounts.

     Also, as discussed in Note 1, the consolidated financial statements of the Company for the year ended December 31, 2001 have been revised to reclassify reimbursements received for out-of-pocket expenses previously recorded as a reduction of operating expenses to hardware and other revenue and an increase in cost of hardware and other revenue required by Emerging Issues Task Force Issue 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, which was adopted by the Company in 2002. Our audit procedures with respect to these reclassifications for 2001 included (a) agreeing the amounts of reimbursed out-of-pocket expenses related to those periods to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the application of these reclassification adjustments to the previously reported amounts of hardware and other revenue and cost of hardware and other.

     In our opinion, the disclosures and restatements for 2001 with respect to the matters referred to in the preceding five paragraphs are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and restatements and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

ERNST & YOUNG LLP

Atlanta, Georgia
March 15, 2004

Note: This is a copy of a report previously issued by Arthur Andersen LLP, the Company’s former independent accountants. The Arthur Andersen LLP report refers to certain financial information for the years ended December 31, 1999 and 2000 and certain balance sheet information at December 31, 2000 and 2001, which are no longer included in the accompanying financial statements. Arthur Andersen LLP has not reissued this report in connection with the filing of this Annual Report on Form 10-K.

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

     On April 24, 2002, Manhattan Associates, Inc. (“Manhattan”) determined not to renew the engagement of Arthur Andersen LLP (“Andersen”) as its independent auditor and retained Ernst & Young LLP as Manhattan’s independent auditors with respect to the audit of Manhattan’s consolidated financial statements for its fiscal year ending December 31, 2002. This Form 10-K is incorporated by reference into Manhattan’s previously filed registration statements on Form S-8 (File Nos. 333-68968, 333-45802, 333-105913 and 333-60635) (the “Registration Statements”) and, for purposes of determining liability under the Securities Act, is deemed a new registration statement for each Registration Statement into which it is incorporated by reference. After reasonable efforts, Manhattan has been unable to obtain Andersen’s written consent to the incorporation by reference into the Registration Statements of Andersen’s audit report with respect to Manhattan’s consolidated financial statements for the fiscal year ended December 31, 2001. Under these circumstances, Rule 437a under the Securities Act permits Manhattan to file this Form 10-K without a written consent from Andersen. As a result, Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of material fact contained in the financial statements audited by Andersen or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Andersen under Section 11(a) of the Securities Act for any purchases of securities under the Registration Statements made on or after the date of this Form 10-K. In addition, the ability of Andersen to satisfy any claims (including claims arising from Andersen’s provision of auditing and other services to Manhattan) may be limited as a practical matter due to recent events regarding Andersen. To the extent provided in Section 11(b)(3)(c) of the Securities Act, however, other persons who are liable under Section 11(a) of the Securities Act, including Manhattan’s officers and directors, may still rely on Andersen’s original audit reports as being made by an expert for purposes of establishing a due diligence defense under Section 11(b) of the Securities Act.

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

ARTHUR ANDERSEN LLP
Atlanta, Georgia
January 31, 2002

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$64,664	$140,964
Short-term investments	57,193	4,992
Accounts receivable, net of a $5,173 and $3,181 allowance for doubtful accounts in 2002 and 2003, respectively	32,384	40,790
Deferred income taxes	1,768	2,086
Other current assets	3,199	4,627

Total current assets	159,208	193,459

Property and equipment, net	12,352	12,152
Long-term investments	—	9,447
Acquisition-related intangible assets, net	13,321	10,942
Goodwill and intangible assets with indefinite lives, net	30,702	31,688
Deferred income taxes	4,051	4,110
Other assets	562	2,221

Total assets	$220,196	$264,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,754	$5,235
Accrued compensation and benefits	7,814	6,702
Accrued liabilities	3,357	3,617
Current portion of capital lease obligations	164	132
Income taxes payable	1,122	1,470
Deferred revenue	15,318	17,937

Total current liabilities	34,529	35,093

Long-term portion of capital lease obligations	240	288
Deferred income taxes	141	396
Commitments and Contingencies (see footnote 5)
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares Authorized, no shares issued or outstanding in 2002 or 2003	—	—
Common stock, $.01 par value; 100,000,000 shares Authorized, 29,031,107 shares issued and outstanding in 2002 and 30,086,164 shares issued and outstanding in 2003	290	301
Additional paid-in-capital	122,977	143,766
Retained earnings	61,808	83,653
Accumulated other comprehensive income	253	720
Deferred compensation	(42)	(198)

Total shareholders’ equity	185,286	228,242

Total liabilities and shareholders’ equity	$220,196	$264,019

The accompanying notes are an integral part of these consolidated balance sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003
Revenue:
Software and hosting fees	$35,436	$40,233	$43,229
Services	97,510	110,516	129,320
Hardware and other	27,760	22,675	23,417
Recovery (allowance) relating to bankrupt customer	(4,328)	2,297	848

Total revenue	156,378	175,721	196,814

Costs and expenses:
Cost of software and hosting fees	1,455	1,927	4,470
Cost of services	42,372	46,611	54,218
Cost of hardware and other	23,092	19,027	20,123
Research and development	19,413	20,780	27,358
Sales and marketing	22,334	26,413	31,200
General and administrative	18,822	20,943	23,711
In-process research and development and other acquisition-related charges	—	1,470	885
Restructuring charge	—	—	893
Amortization of acquisition-related intangibles	5,240	1,772	3,432

Total operating expenses	132,728	138,943	166,290

Income from operations	23,650	36,778	30,524
Interest income	2,689	2,098	1,503
Interest expense	(586)	(147)	(13)
Other income (expense), net	(44)	850	1,256

Income before income taxes	25,709	39,579	33,270
Income tax provision	9,522	14,383	11,425

Net income	$16,187	$25,196	$21,845

Basic net income per share	$0.60	$0.88	$0.74

Diluted net income per share	$0.53	$0.83	$0.71

Weighted average shares:
Basic	27,077	28,653	29,532

Diluted	30,742	30,451	30,882

The accompanying notes are an integral part of these consolidated statements of income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total
			Paid-In	Retained	Income	Deferred	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss)	Compensation	Equity
Balance, December 31, 2000	26,443,996	$264	$89,583	$20,425	$(47)	$(193)	$110,032
Issuance of stock in connection with the acquisition of Intrepa, L.L.C	63,057	1	(1)	—	—	—	—
Cancellation of common stock options	—	—	(6)	—	—	6	—
Exercise of common stock options	1,277,700	13	6,704	—	—	—	6,717
Buyback of Manhattan common stock	(65,000)	(1)	(884)	—	—	—	(885)
Tax benefit from stock options exercised	—	—	9,049	—	—	—	9,049
Amortization of deferred compensation	—	—	—	—	—	82	82
Foreign currency translation adjustment	—	—	—	—	(21)	—	(21)
Unrealized gain on Investments	—	—	—	—	43	—	43
Net income	—	—	—	16,187	—	—	16,187

Balance, December 31, 2001	27,719,753	277	104,445	36,612	(25)	(105)	141,204
Cancellation of common stock options	—	—	(5)	—	—	5	—
Exercise of common stock options	1,571,354	16	8,620	—	—	—	8,636
Buyback of Manhattan common stock	(260,000)	(3)	(4,107)	—	—	—	(4,110)
Tax benefit from stock options exercised	—	—	14,024	—	—	—	14,024
Amortization of deferred compensation	—	—	—	—	—	58	58
Foreign currency translation adjustment	—	—	—	—	306	—	306
Unrealized gain on investments	—	—	—	—	(28)	—	(28)
Net income	—	—	—	25,196	—	—	25,196

Balance, December 31, 2002	29,031,107	290	122,977	61,808	253	(42)	185,286
Cancellation of common stock options	—	—	(24)	—	—	24	—
Exercise of common stock options	1,046,948	11	9,259	—	—	—	9,270
Issuance of restricted stock	8,109	—	232	—	—	(232)	—
Tax benefit from stock options exercised	—	—	11,322	—	—	—	11,322
Amortization of deferred compensation	—	—	—	—	—	52	52
Foreign currency translation adjustment	—	—	—	—	482	—	482
Unrealized gain on investments	—	—	—	—	(15)	—	(15)
Net income	—	—	—	21,845	—	—	21,845

Balance, December 31, 2003	30,086,164	$301	$143,766	$83,653	$720	$(198)	$228,242

The accompanying notes are an integral part of these consolidated statements of shareholders’ equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2001	2002	2003
Net income	$16,187	$25,196	$21,845
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit) of ($12), $174, and $248 in 2001, 2002 and 2003, respectively	(21)	306	482
Unrealized gain (loss) on investments, net of tax expense (benefit) of $26, ($16), and ($8) in 2001, 2002 and 2003, respectively	43	(28)	(15)

Other comprehensive income	22	278	467

Comprehensive income	$16,209	$25,474	$22,312

The accompanying notes are an integral part of these consolidated statements of comprehensive income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income	$16,187	$25,196	$21,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,128	6,801	7,830
Amortization of acquisition-related intangibles	5,240	1,772	3,432
Stock compensation	82	58	52
Loss (gain) on disposal of equipment	11	(8)	—
Acquired in-process research and development	—	1,470	—
Tax benefit of options exercised	9,049	14,024	11,322
Deferred income taxes	(459)	(627)	(273)
Accrued interest on note payable	105	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	1,385	(3,685)	(6,814)
Other assets	(1,627)	1,437	(1,345)
Accounts payable	(1,050)	(2,237)	(1,750)
Accrued liabilities	(886)	(1,017)	(658)
Income taxes	4,196	2,314	253
Deferred revenue	994	468	2,367

Net cash provided by operating activities	39,355	45,966	36,261

Cash flows from investing activities:
Purchases of property and equipment	(6,101)	(5,990)	(6,718)
Purchased software development costs	(717)	—	—
Net maturities (purchases) of investments	(3,456)	(37,077)	42,730
Payments in connection with the acquisition of certain assets of ReturnCentral, net of cash acquired	—	—	(817)
Payments in connection with the acquisition of certain assets of StreamSoft, net of cash acquired	—	—	(1,793)
Payments in connection with the investment in Alien Technologies	—	—	(2,000)
Payments in connection with the acquisition of certain assets of Logistics.com, net of cash acquired	—	(21,163)	(140)

Net cash (used in) provided by investing activities	(10,274)	(64,230)	31,262

Cash flows from financing activities:
Repayment of note payable	(1,750)	(5,250)	—
Payment of capital lease obligations	(197)	(191)	(234)
Purchase of Manhattan common stock	(885)	(4,110)	—
Proceeds from issuance of common stock	6,717	8,636	9,270

Net cash provided by (used in) financing activities	3,885	(915)	9,036

Foreign currency impact on cash	31	(186)	(259)

Increase (decrease) in cash and cash equivalents	32,997	(19,365)	76,300
Cash and cash equivalents, beginning of year	51,032	84,029	64,664

Cash and cash equivalents, end of year	$84,029	$64,664	$140,964

Supplemental cash flow disclosures:
Cash paid for interest	$583	$248	$14

Cash (paid) received for income taxes	$4,197	$2,478	$(163)

Non-cash transaction:
Issuance of restricted stock	$—	$—	$232

The accompanying notes are an integral part of these consolidated statements of cash flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2002 and 2003

1. Organization and Summary of Significant Accounting Policies

Organization and Business

     Manhattan Associates, Inc. (“Manhattan” or the “Company”) is a provider of technology-based solutions to improve supply chain effectiveness and efficiencies across the supply chain. The Company’s solutions are designed to optimize the receipt, storage, assembly and distribution of inventory and the management of equipment and personnel within a distribution center, enhance the management of transportation costs and transportation providers, and improve the management of trading partners. The Company’s solutions consist of software, including, the licensing or hosting of a comprehensive suite of robust and modular software products; services, including design, configuration, implementation and training services, plus customer support services and software enhancements subscriptions; and hardware.

     The Company’s operations are in North America, Europe and Asia/Pacific. Its European operations are conducted through its wholly-owned subsidiaries, Manhattan Associates, Ltd., Manhattan Associates, B.V., and Manhattan Associates GmbH, in the United Kingdom, the Netherlands, and Germany, respectively. The Company’s Asia/Pacific operations are conducted through its wholly-owned subsidiaries, Manhattan Associates, Pty Ltd. and Manhattan Associates (India) Development Centre Private Limited in Australia and India, respectively. The Company occasionally sells its products and services in other countries, such as countries in Latin America, Japan, and France through its direct sales channel as well as various reseller channels.

Principles of Consolidation and Foreign Currency Translation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial statements of foreign subsidiaries have been translated into United States dollars in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. Revenues and expenses from international operations were denominated in the respective local currencies and translated using the average monthly exchange rates for the year. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date and the effect of changes in exchange rates from year to year are disclosed as a separate component of shareholders’ equity and comprehensive income.

Summary of Significant Accounting Policies

     Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash or cash equivalents.

     Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. The Company’s sales are primarily to companies located in the United States and Europe. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large U.S. and European companies under stated contract terms. The Company provides for estimated uncollectible amounts and credit losses at the time of sale.

1. Organization and Summary of Significant Accounting Policies (continued)

     The Company’s top five customers in aggregate accounted for 21%, 16% and 16% of total revenue for each of the years ended December 31, 2001, 2002, and 2003, respectively. Sales to one customer (“the significant customer”) accounted for approximately 10% of total revenue for the year ended December 31, 2001. Most of the revenue from the significant customer in 2001 arose from purchases of hardware. No single customer accounted for more than 10% of revenue in 2002 or 2003. Accounts receivable from the significant customer on December 31, 2001 was approximately $4.3 million. On January 22, 2002, the significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. The allowance included approximately $2.3 million of software fees, $1.6 million of fees for professional services and $0.4 million of hardware. In September 2002, the United States Bankruptcy Court for the Northern District of Illinois Eastern Division authorized the significant customer’s request to assume the software license, services, support and enhancement agreement. With the appeals process completed in October 2002, the Company recovered approximately $2.3 million of the receivable during the fourth quarter of 2002. Upon receiving the final cash settlement in June 2003, subsequent to the significant customer emerging from bankruptcy, the Company recovered an additional $848,000 of the receivable during the second quarter of 2003. The recoveries were recorded as separate revenue line items in the consolidated statements of income and reductions to the allowance for doubtful accounts in the consolidated balance sheets during the respective quarters.

     Investments

     The Company’s investments in marketable securities consist of debt instruments of the U.S. Treasury, U.S. government agencies and corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments with original maturities of three months or less are classified as cash equivalents, investments with original maturities of greater than 90 days but less than one year are classified as short-term investments, and those with original maturities of greater than one year are classified as long-term investments. The long-term investments consist of debt instruments of U.S. government agencies and mature after one year through five years. Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. At December 31, 2002 and 2003, the cumulative unrealized gain on short- and long-term investments was $29,000 and $14,000, respectively. At December 31, 2002 and 2003, the cumulative unrealized loss on short- and long-term investments was $0 and $9,000, respectively. The following is a summary of the available-for-sale securities (in thousands):

	December 31,
	2002		2003
		Market		Market
	Cost	Value	Cost	Value
Investments:
U.S. government obligations	$19,683	$19,694	$25,823	$25,828
State and local obligations	1,501	1,501	110,909	110,909
U.S. corporate commercial paper	93,546	93,564	12,580	12,580

	114,730	114,759	149,312	149,317
Less amounts classified as cash equivalents	(57,566)	(57,566)	(134,878)	(134,878)

Total investments	$57,164	$57,193	$14,434	$14,439

     On July 11, 2003, the Company made a cash investment of $2 million in Alien Technology Corp. (“Alien”), a provider of ultra-low cost radio frequency identification (RFID) tags and hardware. The investment represents approximately a 1.5% ownership interest in the privately-held corporation. The Company’s maximum exposure to loss as a result of its investment with Alien is its investment of $2 million. The investment has been accounted for under the cost method, and is included in “Other Assets” on the Consolidated Balance Sheet.

1. Organization and Summary of Significant Accounting Policies (continued)

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of historical amounts written-off, the Company’s customers’ ability to pay and general economic conditions; the useful lives of intangible assets; the recoverability or impairment of intangible asset values; and the Company’s effective income tax rate and deferred tax assets, which are based upon the Company’s expectations of future taxable income, allowable deductions, and projected tax credits. Actual results could differ from these estimates.

     Fair Value of Financial Instruments

     The carrying values of cash, accounts receivable, accounts payable, and other financial instruments included in the accompanying consolidated balance sheets approximate their fair values principally due to the short-term maturities of these instruments. Unrealized gains and losses on investments are included as a separate component of “Accumulated other comprehensive income”, net of any related tax effect, in the Consolidated Balance Sheets.

     Risks Associated with Single Business Line, Technological Advances, and Foreign Operations

     The Company currently derives a substantial portion of its revenues from sales of its software and related services and hardware. The markets for supply chain execution are subject to rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, the Company’s position in these markets could be eroded rapidly by unforeseen changes in customer requirements for application features, functions, and technologies. The Company’s growth and future operating results will depend, in part, upon its ability to enhance existing applications and develop and introduce new applications that meet changing customer requirements, that respond to competitive products and that achieve market acceptance. Any factor adversely affecting the markets for supply chain execution solutions could have an adverse effect on the Company’s business, financial condition, and results of operations.

     The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the future results could be materially adversely impacted by changes in these or other factors. The Company recognized foreign exchange rate gains of approximately $830,000 in 2002 and $1,283,000 in 2003, classified in “Other income, net” on the Consolidated Statements of Income.

     Revenue Recognition

     The Company’s revenue consists of revenues from the licensing and hosting of software; fees from consulting, implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions; and sales of hardware.

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

1. Organization and Summary of Significant Accounting Policies (continued)

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

     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company’s software solutions. As part of a complete solution, the Company’s customers frequently purchase hardware from the Company in conjunction with the licensing of software. These products include computer hardware, radio frequency terminals networks, RFID chip readers, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment to the customer when title passes. The Company generally purchases hardware from its vendors only after receiving an order from a customer. As a result, the Company does not maintain significant hardware inventory.

     In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” the company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $5.1 million, $5.4 million and $6.5 million for 2001, 2002 and 2003, respectively.

     Deferred Revenue

     Deferred revenue represents amounts collected prior to complete performance of professional services, customer support services and software enhancement subscriptions and significant remaining obligations under license agreements. The Company expects to complete such services or obligations within the next twelve months.

     Returns and Allowances

     The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2002 or 2003.

     The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations was $2.7 million, $3.1 million and $3.5 million for 2001, 2002 and 2003, respectively. The amounts for each year do not include amounts relating to the significant customer described above. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among others. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

1. Organization and Summary of Significant Accounting Policies (continued)

     Property and Equipment

     Property and equipment consists of furniture, computers, other office equipment, purchased software for internal use, and leasehold improvements recorded at cost. The Company depreciates the cost of furniture, computers, other office equipment and purchased software on a straight-line basis over their estimated useful lives (three years for computer equipment and software, five years for office equipment, seven years for furniture). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Included in computer equipment and software are assets under a capital lease of approximately $239,000 and $247,000, net of depreciation, as of December 31, 2002 and 2003, respectively. Depreciation and amortization expense for property and equipment, including assets under a capital lease, for the years ended December 31, 2001, 2002 and 2003 was approximately $5,719,000, $6,275,000 and $7,487,000, respectively, and was included in general and administrative expenses in the consolidated statements of income.

     Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2002	2003
Computer equipment and software	$19,825	$23,624
Furniture and office equipment	5,674	7,432
Leasehold improvements	3,150	3,728

	28,649	34,784
Less accumulated depreciation and amortization	(16,297)	(22,632)

	$12,352	$12,152

     Acquisition-Related Intangible Assets

     Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The other intangible assets are being amortized on a straight-line basis over a period of two to ten years. Total amortization expense related to acquisition-related intangible assets was approximately $1,867,000, $1,772,000 and $3,432,000 for the years ended December 31, 2001, 2002 and 2003, respectively, and is included in amortization of acquisition-related intangibles in the accompanying consolidated statements of income.

     Acquisition-Related Intangible Assets consist of the following (in thousands):

	December 31,
	2002	2003
Acquired software	$9,230	$10,218
Other intangible assets with definite lives	8,532	8,597

	17,762	18,815
Less accumulated amortization	(4,441)	(7,873)

	$13,321	$10,942

     The Company expects amortization expense for the next five years to be as follows based on intangible assets as of December 31, 2003 (in thousands):

2004	$3,471
2005	3,051
2006	1,801
2007	1,642
2008	533
Thereafter	444

1. Organization and Summary of Significant Accounting Policies (continued)

     Goodwill and Intangible Assets with Indefinite Lives

     Goodwill, which represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired is no longer being amortized. On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new statement, the Company no longer amortizes goodwill and intangible assets with indefinite lives, but instead tests for impairment on at least an annual basis. The following reflects the Company’s results of operations, as they would have appeared if the Company had not recorded amortization expense for goodwill and intangible assets with indefinite lives, net of taxes, during 2001:

	2001	2002	2003
	(in thousands)
Reported net income	$16,187	$25,196	$21,845
Add back goodwill amortization, net of tax	2,124	—	—

Adjusted net income	$18,311	$25,196	$21,845
Basic net income per share - as reported	$0.60	$0.88	$0.74
Basic net income per share - add back goodwill amortization, net of tax	$0.08	$—	$—

Basic net income per share - adjusted	$0.68	$0.88	$0.74
Diluted net income per share - as reported	$0.53	$0.83	$0.71
Diluted net income per share - add back goodwill amortization, net of tax	$0.07	$—	$—

Diluted net income per share - adjusted	$0.60	$0.83	$0.71

     Goodwill and Intangible Assets with indefinite lives consist of the following (in thousands):

	December 31,
	2002	2003
Goodwill	$32,536	$33,522
Other intangible assets with indefinite lives	2,746	2,746

	35,282	36,268
Less accumulated amortization	(4,580)	(4,580)

	$30,702	$31,688

     Approximately $35.5 million of the gross Goodwill and Intangible Assets with indefinite lives is deductible for income tax purposes.

     Software Development Costs

     Research and development expenses are charged to expense as incurred. The Company determines the amount of development costs capitalizable under the provisions of SFAS No. 86, “Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with SFAS No. 86. The Company has defined technological feasibility as the point in time at which the Company has a detailed program design or a working model of the related product, depending on the type of development efforts. For the years ended December 31, 2001, 2002 and 2003, the Company capitalized no internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers has been insignificant. During 2001, payments of approximately $717,000 were made to an outside research and development organization to internationalize PkMS into Japanese, German, French and Spanish. The payments were capitalized as Other Assets and were amortized over a two-year period beginning in January 2002. All capitalized research and development costs were fully amortized as of December 31, 2003. Total amortization expense related to software development costs capitalized prior to 2000 and during 2001 was approximately $409,000, $526,000 and $343,000 for the years ended December 31, 2001, 2002 and 2003, respectively, and is included in cost of software fees in the accompanying consolidated statements of income.

1. Organization and Summary of Significant Accounting Policies (continued)

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

     Impairment of Goodwill and Intangible Assets with Indefinite Lives

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted in its entirety on January 1, 2002, the Company evaluates the carrying value of goodwill and other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill or other intangible asset is impaired, the Company compares the fair value of the reporting unit to which the goodwill or other intangible asset is assigned to its carrying amount, including goodwill and the other intangible assets. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill or other intangible assets, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The initial evaluation of goodwill and other intangible assets completed as of June 30, 2002 in accordance with SFAS No. 142 resulted in no impairment losses. Additionally, the Company performed its periodic review of its goodwill and other intangible assets for impairment as of December 31, 2002 and 2003, and did not identify any asset impairment as a result of the review. The Company also recorded no impairment losses during 2001 prior to adopting SFAS No. 142.

     Guarantees and Indemnifications

     The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity

1. Organization and Summary of Significant Accounting Policies (continued)

obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of December 31, 2003.

     The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. As a result, the Company believes the estimated fair value of these agreements is nominal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

     Segment Information

     The Company operates in a single segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See Note 9 for discussion of foreign operations.

     Advertising Costs

     Advertising costs are expensed as incurred and totaled approximately $540,000, $715,000 and $855,000 in 2001, 2002 and 2003, respectively. Advertising costs are included in sales and marketing on the Consolidated Statements of Income.

     Basic and Diluted Net Income Per Share

     Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.

     Diluted net income per share is computed using net income divided by Weighted Shares, and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 2001, 2002 and 2003:

	2001		2002		2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted shares	27,077,137	27,077,137	28,652,609	28,652,609	29,532,466	29,532,466
Effect of CESs	—	3,664,894	—	1,797,952	—	1,349,210

	27,077,137	30,742,031	28,652,609	30,450,561	29,532,466	30,881,676

     Options to purchase 1,137,100, 1,924,075 and 1,866,351 shares of common stock were outstanding during the years ended December 31, 2001, 2002 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares during the respective years. See Note 3 for further information on those securities.

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

1. Organization and Summary of Significant Accounting Policies (continued)

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

	2001	2002	2003
Dividend yield	—	—	—
Expected volatility	122%	84%	73%
Risk-free interest rate at the date of grant	5.0%	2.0%	3.3%
Expected life	5 years	6 years	6 years

     Using these assumptions, the fair values of the stock options granted during the years ended December 31, 2001, 2002 and 2003 are $30,421,000, $24,693,000 and $24,980,000, respectively, which would be amortized over the vesting period of the options.

     The weighted average fair values of options at the date of grant for the years ended December 31, 2001, 2002 and 2003 was $22.37, $16.61 and $17.52, respectively.

     The following pro forma information adjusts the net income and net income per share of common stock for the impact of SFAS No. 123:

	2001	2002	2003
Net income:
As reported	$16,187	$25,196	$21,845
Add: Stock-based employee compensation expense included in reported net income	82	58	52
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards, net of taxes	(22,227)	(22,791)	(25,569)

Pro forma in accordance with SFAS No. 123	$(5,958)	$2,463	$(3,672)

Basic net income or pro forma net income per share:
As reported	$0.60	$0.88	$0.74
Pro forma in accordance with SFAS No. 123	$(0.22)	$0.09	$(0.12)
Diluted net income or pro forma net income per share:
As reported	$0.53	$0.83	$0.71
Pro forma in accordance with SFAS No. 123	$(0.22)	$0.09	$(0.12)

     Comprehensive Income

     In fiscal 1999, the Company adopted SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes the rules for the reporting of comprehensive income and its components. The Company’s comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on short-term investments. The components of accumulated other comprehensive income (loss) as of December 31, 2002 and 2003 are as follows (in thousands):

	December 31,
	2002	2003
Foreign currency translation adjustment	$235	$717
Unrealized gain on investments	18	3

Total	$253	$720

     Reclassifications

     Certain reclassifications were made to the prior years’ financial statements to conform to the 2003 presentation. Interest income and Interest expense included in Other income (expense), net, in the Consolidated Statements of Income for the year ended December 31, 2001 were reclassified to Interest income and Interest expense. Certain assets included in Goodwill and intangible assets with indefinite lives, net, in the Consolidated Balance Sheets for the year ended December 31, 2002 were reclassified to Acquisition-related intangible assets, net.

1. Organization and Summary of Significant Accounting Policies (continued)

     New Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements the Company entered into after June 30, 2003. The Company adopted EITF 00-21 on July 1, 2003. The adoption of this guidance did not have a material effect on the Company’s consolidated statements of income, financial position or liquidity.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been adopted in these notes to the financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002 or 2003, the adoption of SFAS No. 148 did not have a material impact on the Company’s financial position and results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin No. 51. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”), to clarify some of the provisions of FIN 46 to exempt certain entities from its requirements. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual interests or other financial interests in the entity. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied during the first interim or annual period beginning after March 15, 2004. The Company does not believe that it currently has relationships that will require it to initially consolidate or disclose information about variable interest entities, other than possibly the investment in Alien (see discussion above under Investments), when FIN 46 becomes effective.

     In August 2003, the EITF issued EITF Issue 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” which addresses the accounting for arrangements that include both software and non-software deliverables, such as computer hardware. In arrangements that include software and computer hardware, if the software is essential to the functionality of the hardware, the hardware is considered software related and, therefore, accounted for under SOP 97-2. The Company adopted this guidance prospectively in August 2003. The adoption of this guidance did not have a material effect on the consolidated statements of income, financial position or liquidity.

2. Income Taxes

     The Company is subject to future federal and state income taxes and has recorded net deferred tax assets. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2003 are as follows (in thousands):

	December 31,
	2002	2003
Deferred tax assets:
Accounts receivable	$1,169	$970
Net operating loss carryforwards	12,408	7,938
Accrued liabilities	599	1,011
Stock compensation expense	26	26
Intangible assets	2,458	2,407
Depreciation	783	1,001
Research and development credits	2,246	4,846
Other	5	21

	19,694	18,220
Deferred tax liabilities:
Other	141	396

	19,553	17,824
Valuation allowance	(13,875)	(12,024)

Net deferred tax assets	$5,678	$5,800

     The components of the historical income tax provision for the years ended December 31, 2001, 2002 and 2003 are as follows (in thousands):

	2001	2002	2003
Current:
Federal	$7,546	$12,218	$9,811
State	1,432	1,801	1,361
Foreign	929	991	375

	9,907	15,010	11,547

Deferred:
Federal	(324)	(551)	(192)
State	(61)	(76)	(34)
Foreign	—	—	104

	(385)	(627)	(122)

Total	$9,522	$14,383	$11,425

     The income tax benefits related to the exercise of stock options were allocated to additional paid-in capital. Such amounts were approximately $9,049,000, $14,024,000 and $11,322,000 for 2001, 2002 and 2003, respectively.

     As a result of the tax benefit related to the exercise of stock options, the Company has federal net operating loss carry-forwards (“NOLs”) of approximately $20,900,000 available to offset future income. The federal NOLs expire in 2021. The NOLs may be subject to certain limitations in the event of a change in ownership. In addition, the Company has approximately $4,846,000 of research and development tax credit carryforwards that expire in 2018 to 2023. The Company has provided a valuation allowance for the carryforwards. As the Company is able to utilize the carryforwards, the reductions to the valuation allowance will be charged to Additional paid-in-capital.

     The Company currently has a tax holiday in India through March of 2009. As a result of this holiday, the Company had income of approximately $771,000 in 2003 that was not subject to tax. The India entity did not have income in 2001 or 2002.

2. Income Taxes (continued)

     The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2001, 2002 and 2003:

	2001	2002	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income tax, net of federal benefit	3.5	2.9	2.8
Research and development credits	(0.8)	(2.2)	(2.6)
Foreign operations	(0.6)	0.6	(0.8)
Tax exempt income	(0.3)	(0.2)	(0.5)
Meals and entertainment	0.6	0.2	0.5
Intangibles	0.1	(0.1)	(0.1)
Other	(0.5)	0.1	—

Income taxes	37.0%	36.3%	34.3%

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

     As of December 31, 2003, the Stock Incentive Plan provides for issuance of up to 12,445,520 shares of common stock (subject to adjustment in the event of stock splits and other similar events), less the number of shares issued under the LLC Option Plan, in the form of stock options and other stock incentives. The number of shares available for issuance under the Plan is automatically adjusted, without shareholder approval, on the first day of each fiscal year, beginning with the 2000 fiscal year, by a number of shares such that the total number of shares reserved for issuance under the Plan equals the sum of (i) the aggregate number of shares previously issued under the Plan and the LLC Option Plan; (ii) the aggregate number of shares subject to then outstanding stock incentives granted under the Plan and the LLC Option Plan; and (iii) 5% of the number of shares of common stock outstanding on the last day of the preceding fiscal year. However, no more than 1,000,000 of the shares available for grant each year shall be available for issuance pursuant to incentive stock options, and no more than 10,000,000 shares resulting from such automatic adjustments may ever be issued during the term of the Plan.

3. Stock Option Plans (continued)

     A summary of changes in outstanding options is as follows:

			Weighted Average
	Options	Price	Exercise Price
December 31, 2000	6,523,915	$0.24-$68.38	$13.24

Granted	1,658,700	$12.90-$42.63	$26.23
Canceled	(372,148)	$2.50-$66.13	$31.78
Exercised	(1,277,700)	$0.24-$29.88	$5.26

December 31, 2001	6,532,767	$0.24-$68.38	$17.04

Granted	1,637,900	$14.85-$39.55	$23.12
Canceled	(270,871)	$3.53-$61.75	$26.54
Exercised	(1,571,354)	$0.24-$26.88	$5.49

December 31, 2002	6,328,442	$0.56-$68.38	$21.08

Granted	1,541,075	$17.38-$32.30	$26.40
Canceled	(444,541)	$3.53-$66.13	$27.90
Exercised	(1,046,948)	$0.56-$29.88	$8.86

December 31, 2003	6,378,028	$0.56-$68.38	$23.90

     Details of options outstanding at December 31, 2003 are as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted
Exercise	Options	Remaining	Average	Options	Average
Prices	Outstanding	Contractual Life	Exercise Prices	Exercisable	Exercise Price
$0.56 - 3.50	316,500	3.0	$2.14	316,500	$2.14
3.51 - 7.50	230,134	4.6	5.83	206,050	5.99
7.51 - 15.00	854,806	6.0	10.41	618,852	9.62
15.01 - 23.00	909,961	7.8	18.62	362,439	18.26
23.01 - 27.00	1,581,363	8.4	25.34	450,639	25.45
27.01 - 31.00	1,520,914	8.8	27.95	391,856	28.04
31.01 - 40.00	642,850	7.3	37.29	389,173	37.72
40.01 - 68.38	321,500	6.8	56.12	241,812	55.61

	6,378,028	7.5	$23.90	2,977,321	$21.85

     At December 31, 2003, 346,743 shares are available for future grant.

     The Company recorded deferred compensation of $580,000 on options granted during 1998, as the exercise price was less than the deemed fair value of the underlying common stock. In addition, the Company recorded deferred compensation of $232,000 during 2003 for the issuance of 8,109 shares of restricted stock under the stock incentive plan. The Company amortizes deferred compensation over the vesting periods on a straight-line basis. The Company recorded compensation expense of $82,000, $58,000 and $52,000 for the years ended December 31, 2001, 2002 and 2003, respectively, and had deferred compensation expense of $42,000 and $198,000 at December 31, 2002 and 2003, respectively.

4. Shareholders’ Equity

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

     During 2001 and 2002, the Company purchased 65,000 and 260,000 shares of the Company’s common stock for approximately $885,000 and $4,100,000, respectively, through open market transactions as part of a publicly-announced buy-back program. No shares of the Company’s common stock were purchased during 2003.

     As of December 31, 2003, the Company has 6,724,771 shares of common stock reserved for issuance under the Stock Incentive Plan.

5. Commitments and Contingencies

Leases

     Rents charged to expense were approximately $3,269,000, $4,015,000 and $5,020,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The principal leases expire on March 31, 2008, at which time the Company has the option to renew for an additional five years at then current market rates. Aggregate future minimum lease payments under the capital lease and noncancellable operating leases as of December 31, 2003 are as follows (in thousands):

	Capital	Operating
Year Ended December 31,	Leases	Leases
2004	$152	$5,841
2005	152	4,658
2006	152	4,572
2007	—	4,124
2008	—	1,098
Thereafter	—	—

Total	$456	$20,293
Less amount representing interest	(36)

Net present value of future minimum lease payments	420
Less current portion of capital lease obligation	(132)

Long-term portion of capital lease obligation	$288

Employment Agreements

     The Company has entered into employment contracts with certain executives and other key employees. The agreements provide for total severance payments of up to approximately $2.8 million for termination of employment for any reason other than cause. Payment terms vary from a lump sum payment to equal monthly installments over a period of not more than 24 months. No amounts have been accrued because the amounts cannot be reasonably estimated.

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

6. Long-Term Debt

     A portion of the purchase price of the Intrepa acquisition was funded with the issuance of a promissory note (the “Note”). The Note was payable in four equal installments of $1.75 million, to be paid every six months beginning on October 1, 2001 and concluding on April 1, 2003. The Note was subject to interest at a rate of 8% per year, which was due on the last day of each fiscal quarter of the Company for so long as principal remained outstanding under the Note. Long-term debt as of December 31, 2001 consisted of the $1.75 million payment due in April 2003. In April 2002, the Company prepaid in full $5.25 million outstanding under the Note; therefore, the Company has no long-term debt as of December 31, 2003.

7. Acquisitions

     Logistics.com

     On December 31, 2002, the Company acquired certain assets of Logistics.com, Inc. from Internet Capital Group for a one-time cash payment of approximately $21.3 million, of which $1.5 million was held in escrow until December 31, 2003. Logistics.com provides logistics planning and execution solutions that provide cost savings to shippers and carriers. The Company acquired the assets of Logistics.com to enhance its existing transportation management product offering and to expand its customer base. The acquisition has been accounted for under the purchase method of accounting, and the results of operations will be included in the Company’s operations after that date. No amounts were included in the operating results for the year ended December 31, 2002.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, December 31, 2002 (in thousands):

Current assets		$1,825
Property and equipment		1,190
Research and development assets		1,470
Intangible assets subject to amortization:
Computer software (5 year life)	$1,530
Customers (7 year life)	2,880
Tradename (5 year life)	1,920
Other intangibles (2 year life)	360

		6,690
Goodwill		11,944

Total assets acquired		$23,119
Current liabilities		1,782

Total liabilities assumed		$1,782

Net assets acquired		$21,337

     The $1.5 million assigned to in-process research and development assets was written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

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

7. Acquisitions (continued)

     ReturnCentral

     On June 30, 2003, the Company acquired certain assets of ReturnCentral for a cash payment of approximately $817,000. The purchase price includes the earnout recorded through December 31, 2003, and will be further adjusted for additional potential earnout based upon the total ReturnCentral software and services fees received and recognized prior to August 31, 2005. The earnout payment for the first twelve months is the sum of: (i) 30% of all ReturnCentral software fees up to and including $800,000; plus 33% of all ReturnCentral software fees greater than $800,000 and up to and including $1.3 million; plus 36% of all ReturnCentral software fees greater than $1.3 million and up to and including $2.0 million; plus 40% of all ReturnCentral software fees greater than $2.0 million; and (ii) 13% of all ReturnCentral service fees. The earnout payment, if any, for the following fourteen month period will be the sum of: (i) 30% of all ReturnCentral software fees up to and including $2.0 million; plus 33% of all ReturnCentral software fees greater than $2.0 million and up to and including $3.0 million; plus 36% of all ReturnCentral software fees greater than $3.0 million and up to and including $4.0 million; plus 40% of all ReturnCentral software fees greater than $4.0 million; and (ii) 13% of all ReturnCentral service fees. The results of operations are included in operations after June 30, 2003. The entire purchase price has been recorded as acquired developed technology and is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product beat to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product (5 years) including the period being reported on.

     Streamsoft

     On October 14, 2003, the Company closed an Asset Purchase Agreement with Streamsoft, a provider of warehouse optimization software. The Company acquired substantially all of the assets of Streamsoft for a purchase price of approximately $1.8 million in cash plus a potential earnout based upon the total Streamsoft software fees received and recognized during the period starting on October 1, 2003 and ending on September 30, 2005. The earnout payment, if any, shall be calculated as 10% of all net software fees recognized, and is subject to additional terms and conditions, as defined in the purchase agreement. The acquisition has been accounted for under the purchase method of accounting, and the results of operations are included in operations after October 14, 2003. The purchase price has been allocated to net assets acquired of $0.2 million, acquired developed technology of $0.2 million, and other intangible assets of $1.4 million. Acquired developed technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product (5 years) including the period being reported on. Approximately $0.1 million of other intangible assets is being amortized over a ten-year useful life. The remaining $1.3 million of other intangible assets is goodwill, which is not being amortized, but is being reviewed for impairment on an annual basis.

8. In-Process Research and Development, Acquisition-Related Expenses and Restructuring Charge

     In-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not reached technological feasibility and has no alternative future use. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as clarified by FASB Interpretation No. 4, amounts assigned to in-process research and development meeting the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, a charge totaling $1,470,000 was recorded during 2002 as part of the allocation of the purchase price related to the acquisition of Logistics.com.

     During the third quarter of 2003, the Company recorded expenses of approximately $885,000 relating to fees incurred in connection with two potential acquisitions that the Company decided not to consummate. The acquisition-related expenses are presented as a separate line item in the consolidated statements of income. The expenses consist primarily of legal, accounting and travel expenses associated with the two transactions.

     During the second quarter of 2003, the Company recorded a restructuring charge relating to an internal reorganization of $893,000. The restructuring charge is presented as a separate line item in the consolidated statements of income. The reorganization more closely aligns the Company’s customer advocates with implementation teams, and the customer support organization with the technical teams. The charge consists primarily of one-time severance payments to 25 employees. The Company anticipates no further costs relating to this reorganization.

	2003 Charge	Paid 2003	Paid 2004
Employee severance-related costs	$893,000	$857,000	$36,000

9. Geographic Information

     Geographic revenue information for the three years ended December 31, 2003 is based on the location of the customer. Long-lived asset information is based on the physical location of the assets at the end of each of the fiscal years.

     Revenue by geographic region/country was as follows (in thousands):

	2001	2002	2003
United States	$129,816	$142,296	$158,120
Europe	22,518	29,333	31,920
Rest of world	4,044	4,092	6,774

Total international	26,562	33,425	38,694
Total revenue	$156,378	$175,721	$196,814

     Total international long-lived assets, which include assets in the United Kingdom, Netherlands, India and Australia, were approximately $1.3 million, $3.0 million and $3.8 million as of December 31, 2001, 2002 and 2003, respectively.

10. Employee Benefit Plan

     The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 18% of eligible compensation up to $12,000, as defined, to the 401(k) Plan. The Company provides for a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the years ended December 31, 2001, 2002 and 2003, the Company made matching contributions to the 401(k) Plan of $1,059,000, $1,006,000 and $1,250,000, respectively.

11. Related Party Transactions

     During the year ended December 31, 2003, the Company purchased software and services for approximately $250,000 from a company whose President and Chief Executive Officer is a member of Manhattan’s Board of Directors. In the opinion of management, the rates, terms and consideration of the transaction approximated those with unrelated parties. As of December 31, 2003, there was approximately $2,800 outstanding relating to the purchases.

     During the year ended December 31, 2003, the Company sold software and services for approximately $400,000 to a company whose Chief Executive Officer is a relative of a member of the Company’s executive management team. In the opinion of management, the rates, terms and consideration of the transaction approximated those with unrelated parties. As of December 31, 2003, the total amount sold was outstanding and included in accounts receivable.

     During the year ended December 31, 2003, the Company purchased hardware of approximately $75,000 from Alien Technology, a party in which the Company made a $2 million investment during 2003. See Note 1 for further details on the investment. In the opinion of management, the rates, terms and consideration of the transaction approximated those with unrelated parties. As of December 31, 2003, there was approximately $2,600 outstanding relating to the purchases.

     During the years ended December 31, 2001 and 2002, there were no related party transactions.

12. Quarterly Results of Operations (Unaudited)

     The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2002 and 2003. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2002	2002	2002	2002	2003	2003	2003	2003
	(In thousands, except per share data)
Statement of Income Data:
Revenue:
Software and hosting fees	$9,373	$10,239	$10,038	$10,583	$10,159	$11,357	$9,636	$12,077
Services	26,405	28,152	28,407	27,552	30,240	33,385	33,546	32,149
Hardware and other	6,365	6,722	4,418	5,170	5,698	5,455	7,045	5,219
Recovery (allowance) relating to bankrupt customer	—	—	—	2,297	—	848	—	—

Total revenue	42,143	45,113	42,863	45,602	46,097	51,045	50,227	49,445
Costs and expenses:
Cost of software and hosting fees	392	470	507	558	1,123	1,222	1,027	1,098
Cost of services	11,622	11,808	11,737	11,444	12,766	14,084	13,911	13,457
Cost of hardware and other	5,320	5,539	3,694	4,474	4,927	4,629	6,016	4,551
Research and development	4,857	5,387	5,471	5,065	6,754	7,007	6,822	6,775
Sales and marketing	5,756	6,994	6,899	6,764	7,572	8,608	7,276	7,744
General and administrative	5,094	5,307	5,149	5,393	5,734	5,869	6,041	6,067
In-process research and development charge and other acquisition-related charges	—	—	—	1,470	—	—	885	—
Amortization of acquisition-related intangibles	534	534	534	170	763	825	866	978
Restructuring Charge	—	—	—	—	—	893	—	—

Total costs and expenses	33,575	36,039	33,991	35,338	39,639	43,137	42,844	40,670

Income from operations	8,568	9,074	8,872	10,264	6,458	7,908	7,383	8,775
Other income, net	173	1,014	679	935	557	1,055	402	732

Income before income taxes	8,741	10,088	9,551	11,199	7,015	8,963	7,785	9,507
Income taxes	3,234	3,839	3,579	3,731	2,475	3,174	2,795	2,981

Net income	$5,507	$6,249	$5,972	$7,468	$4,540	$5,789	$4,990	$6,526

Diluted net income per share	$0.18	$0.20	$0.20	$0.25	$0.15	$0.19	$0.16	$0.21

Shares used in diluted net income per share	31,132	30,753	30,301	30,323	30,446	30,688	31,208	31,341

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

Item 9A. Controls and Procedures

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

     We also maintain a system of internal accounting controls that is designed to provide assurance that our assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the year ended December 31, 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Certain information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 29, 2004 under the captions “Code of Ethics,” “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Certain information regarding our executive officers is included in Part I of this report on Form 10-K under the caption “Executive Officers.”

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 29, 2004 under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 29, 2004 under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 29, 2004 under the caption “Certain Transactions.”

Item 14. Principal Accountant Fee and Services

     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 29, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements.

     The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

     2. Financial Statement Schedule.

     The following financial statement schedule is filed as a part of this report:

SCHEDULE II

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions			Balance
	Beginning of	Charged to	Net		at End of
Classification:	Period	Operations	Deductions		Period
Allowance for doubtful accounts for the year ended:
December 31, 2001	$4,798,000	$6,977,000 (1)	$3,242,000		$8,533,000
December 31, 2002	$8,533,000	$3,082,000	$6,442,000	(2)	$5,173,000
December 31, 2003	$5,173,000	$3,453,000	$5,445,000	(3)	$3,181,000

(1)	In connection with a significant customer filing for bankruptcy under Chapter 11 of the United States Bankruptcy Code, an allowance of $4.3 million was recorded to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. Excluding that amount, the additions charged to operation during 2001 was $2.7 million.

(2)	Included in the net deductions for 2002 is the write-off of approximately $1.8 million and recovery of approximately $2.3 million relating to the significant customer. Also included is the addition of the allowance balance of approximately $477,000 acquired as part of the Logistics.com acquisition, which did not impact operations. Excluding these amounts, the net deduction amount for 2002 was $2.8 million.

(3)	Included in the net deductions for 2003 is the recovery of approximately $0.8 million relating to the significant customer. Also included is a true-up of approximately $0.2 million relating to the allowance balance acquired as part of the Logistics.com acquisition, which did not impact operations. Excluding these amounts, the net deduction amount for 2003 was $4.4 million.

     All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 2003.

(c)	Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended September 30, 2003 (File No. 000-23999), filed on November 14, 2003).

4.1	Provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

4.2	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.1	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant dated September 24, 1997 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.2	First Amendment to Lease between Wildwood Associates, a Georgia general partnership, and the Registrant dated October 31, 1997 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.3	Second Amendment to Lease Agreement between Wildwood Associates, a Georgia general partnership, and the Registrant, dated February 27, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.4	Third Amendment to Lease Agreement between Wildwood Associates and the Registrant, dated October 24, 2000 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.5	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant, dated June 25, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2001 (File No. 000-23999), filed August 14, 2001).

10.6	Lease Agreement by and between Tektronix UK Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated October 21, 1999 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.7	Sub-Sublease Agreement between Scientific Research Corporation, a Georgia corporation, and the Registrant, dated July 2, 1998 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.8	Sub-Sublease Agreement between The Profit Recovery Group International 1, Inc., a Georgia corporation, and the Registrant, dated August 19, 1998 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.9	Standard Sublease Agreement between Life Office Management Association, Inc. and the Registrant, dated October 20, 2000 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

Exhibit
Number	Description
10.10	Standard Sublease Agreement between Chevron USA Inc. and the Registrant, dated November 20, 2000 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.11	Form of Indemnification Agreement with certain directors and officers of the Registrant (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.12	Form of Tax Indemnification Agreement for direct and indirect shareholders of Manhattan Associates Software, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.13	Summary Plan Description of the Registrant’s Money Purchase Plan & Trust, effective January 1, 1997 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.14	Summary Plan Description of the Registrant’s 401(k) Plan and Trust, effective January 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.15	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.16	First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.17	Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.18	Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.19	Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.20	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-68968), filed on September 5, 2001).

10.21	Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Proxy Statement (File No. 000-23999), filed on April 24, 2002).

10.22	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.23	Manhattan Associates, LLC Option Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.24	Executive Employment Agreement executed by Richard M. Haddrill, dated October 11, 1999 (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.25	Executive Employment Agreement Modification by and among the Registrant and Richard M. Haddrill, effective July 19, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2001 (File No. 000-23999), filed on November 14, 2001).

Exhibit
Number	Description
10.26	Executive Employment Agreement Second Modification by and among the Registrant and Richard M. Haddrill, effective November 10, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2003 (File No. 000-23999), filed on November 14, 2003).

10.27	Executive Employment Agreement Third Modification by and among the Registrant and Richard M. Haddrill, effective February 25, 2004.

10.28	Executive Employment Agreement executed by Peter F. Sinisgalli, dated February 25, 2004.

10.29	Separation and Non-Competition Agreement executed by Peter F. Sinisgalli, dated February 25, 2004.

10.30	Executive Employment Agreement executed by Edward K. Quibell, dated April 25, 2003.

10.31	Severance and Non-Competition Agreement by and between the Registrant and Edward K. Quibell, dated April 25, 2003.

10.32	Executive Employment Agreement executed by Jeffrey Mitchell, dated September 3, 1999.

10.33	Executive Employment Agreement executed by Ramesh Srinivasan, dated January 1, 2004.

10.34	Severance and Non-Competition Agreement by and between the Registrant and Ramesh Srinivasan, dated January 1, 2004.

10.35	Employment Agreement executed by Eric Peters, dated April 23, 2002.

10.36	Executive Employment Agreement executed by Jeffry Baum, dated October 30, 2000.

10.37	Form of License Agreement, Software Maintenance Agreement and Consulting Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.38	Form of Software License, Services and Maintenance Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.39	Asset Purchase Agreement, dated December 31, 2002, by and between the Registrant and Logistics.com, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 15, 2003).

10.40	Separation Agreement and Release, by and between the Registrant and Neil Thall, dated March 26, 2003 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2002 (File No. 000-23999), filed on March 31, 2003).

10.41	Non-Competition Agreement, by and between the Registrant and Neil Thall, dated March 26, 2003 (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report for the period ended December 31, 2002 (File No. 000-23999), filed on March 31, 2003).

16.1	Letter from Arthur Andersen LLP, dated April 25, 2002, to the Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K (File No. 000-23999), filed on April 29, 2002).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

By:	/s/ RICHARD M. HADDRILL

Richard M. Haddrill
Chief Executive Officer, President and Director

Date: March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN J. HUNTZ, JR.	Chairman of the Board	March 15, 2004

John J. Huntz, Jr.

/s/ RICHARD M. HADDRILL	Chief Executive Officer,	March 15, 2004
President and Director
Richard M. Haddrill	(Principal Executive Officer)

/s/ EDWARD K. QUIBELL	Senior Vice President, Chief	March 15, 2004
Financial Officer and Treasurer
Edward K. Quibell	(Principal Financial) and
Accounting Officer)

/s/ BRIAN J. CASSIDY	Director	March 15, 2004

Brian J. Cassidy

/s/ PAUL GOODWIN	Director	March 15, 2004

Paul Goodwin

/s/ THOMAS E. NOONAN	Director	March 15, 2004

Thomas E. Noonan

/s/ DEEPAK RAGHAVAN	Director	March 15, 2004

Deepak Raghavan