Form 10-Q
period 2004-03-31
MANHATTAN ASSOCIATES INC
filed 2004-05-10
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of the Issuer’s class of capital stock outstanding as of May 6, 2004, the latest practicable date, is as follows: 30,177,830 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2004

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2003	March 31, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,964	$153,418
Short-term investments	4,992	9,076
Accounts receivable, net of allowance for doubtful accounts of $3,181 and $3,009 at December 31, 2003 and March 31, 2004, respectively	40,790	41,565
Prepaid expenses and other current assets	6,713	6,862

Total current assets	193,459	210,921
Property and equipment, net	12,152	12,053
Long-term investments	9,447	4,316
Acquisition-related intangible assets, net	10,942	10,072
Goodwill, net	31,688	31,698
Other assets	6,331	6,470

Total assets	$264,019	$275,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,235	$6,182
Accrued liabilities	3,617	2,455
Accrued compensation and benefits	6,702	5,352
Current portion of capital lease obligations	132	120
Income taxes payable	1,470	760
Deferred revenue	17,937	21,680

Total current liabilities	35,093	36,549
Deferred income taxes	396	460
Long-term portion of capital lease obligations	288	253
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2003 and March 31, 2004	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 30,086,164 and 30,231,096 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	301	302
Additional paid-in capital	143,766	149,281
Retained earnings	83,653	89,330
Accumulated other comprehensive income	720	836
Deferred compensation	(198)	(1,481)

Total shareholders’ equity	228,242	238,268

Total liabilities and shareholders’ equity	$264,019	$275,530

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2003	2004
Revenue:
Software and hosting fees	$10,159	$12,306
Services	30,240	33,606
Hardware and other	5,698	5,381

Total revenue	46,097	51,293
Costs and Expenses:
Cost of software and hosting fees	1,123	823
Cost of services	12,766	15,096
Cost of hardware and other	4,927	4,578
Research and development	6,754	7,354
Sales and marketing	7,572	7,920
General and administrative	5,734	6,374
Amortization of acquisition-related intangibles	763	870

Total costs and expenses	39,639	43,015

Operating income	6,458	8,278
Other income, net	557	389

Income before income taxes	7,015	8,667
Income tax provision	2,475	2,990

Net income	$4,540	$5,677

Basic net income per share	$0.16	$0.19

Diluted net income per share	$0.15	$0.18

Weighted average number of shares:
Basic	29,079	30,135

Diluted	30,446	31,349

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended
	March 31,
	2003	2004
Operating activities:
Net income	$4,540	$5,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,039	1,732
Amortization of acquisition-related intangibles	763	870
Stock compensation	6	93
Tax benefit of options exercised	2,175	2,963
Deferred income taxes	(224)	75
Changes in operating assets and liabilities:
Accounts receivable, net	(3,879)	(602)
Other assets	(78)	(351)
Accounts payable and accrued liabilities	(2,675)	(1,617)
Income taxes	316	(727)
Deferred revenue	5,334	3,713

Net cash provided by operating activities	8,317	11,826
Investing activities:
Purchase of property and equipment	(2,060)	(1,565)
Net maturities of investments	23,522	1,065

Net cash provided by (used in) investing activities	21,462	(500)
Financing activities:
Payment of capital lease obligations	(41)	(47)
Proceeds from issuance of common stock from options exercised	733	1,180

Net cash provided by financing activities	692	1,133
Foreign currency impact on cash	(235)	(5)

Net change in cash and cash equivalents	30,236	12,454
Cash and cash equivalents at beginning of period	64,664	140,964

Cash and cash equivalents at end of period	$94,900	$153,418

Supplemental cash flow disclosures:
Net cash paid for income taxes	$130	$129

Cash paid for interest	$6	$4

Non-cash transaction:
Issuance of restricted stock	$—	$1,375

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2004
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal adjustments considered necessary for a fair presentation of the financial position at March 31, 2004, the results of operations for the three month periods ended March 31, 2003 and 2004 and changes in cash flows for the three month periods ended March 31, 2003 and 2004. The results for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2003.

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

     We recognize software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Under SOP 97-2, we recognize software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is

Form 10-Q

3. Revenue Recognition (continued)

probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized under the percentage of completion method. We estimate the percentage of completion utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We provide for project losses in their entirety in the period in which they become known. Hosting fees, which consist of fees for the license of our software and maintenance of the software and related hardware, are generally paid in advance and recognized ratably over the term of the hosting arrangement. We occasionally enter into funded research and development agreements for the enhancement of existing products or for the development of new products. Revenues from these funded development efforts are recognized under the percentage of completion method and included in the software and hosting fees line item in our condensed consolidated statements of income. The costs associated with the funded development efforts are included in the research and development line item in our condensed consolidated statements of income.

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

Form 10-Q

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

     On July 11, 2003, we made a cash investment of $2 million in Alien Technology Corp. (“Alien”), a provider of ultra-low cost radio frequency identification (RFID) tags and hardware. The investment represents approximately a 1.5% ownership interest in the privately-held corporation. Our maximum exposure to loss as a result of our involvement with Alien is our investment of $2 million. The investment has been accounted for under the cost method, and is included in “Other assets” on the condensed consolidated balance sheet.

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

	Three Months Ended
	March 31,
	2003	2004
	(in thousands)
Net income:
As reported	$4,540	$5,677
Add: Stock-based employee compensation expense included in reported net income	$6	$—
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards	$(5,142)	$(5,670)

Pro forma in accordance with SFAS No. 123	(596)	7
Basic net income per share:
As reported	$0.16	$0.19
Pro forma in accordance with SFAS No. 123	$(0.02)	$0.00
Diluted net income per share:
As reported	$0.15	$0.18
Pro forma in accordance with SFAS No. 123	$(0.02)	$0.00

Form 10-Q

6. Comprehensive Income

     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that have been previously excluded from net income and reflected in shareholders’ equity.

     The following table sets forth the calculation of comprehensive income:

	Three Months Ended
	March 31,
	2003	2004
	(in thousands)
Net income	$4,540	$5,677
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of taxes	(14)	11
Foreign currency translation adjustment, net of taxes	(61)	105

Total other comprehensive income (loss), net of taxes	(75)	116

Comprehensive income	$4,465	$5,793

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

     The following is a reconciliation of the shares used in the computation of net income per share:

	Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2004
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted Shares	29,079	29,079	30,135	30,135
Effect of CESs	—	1,367	—	1,214

	29,079	30,446	30,135	31,349

     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 3,232,914 and 1,356,296 for the three months ended March 31, 2003 and 2004, respectively. Such shares were not included because they were antidilutive.

Form 10-Q

8. Geographic Information

  Geographic revenue information for the three month periods ended March 31, 2003 and 2004 is based on the location of the customer. Long-lived asset information is based on the physical location of the assets at the end of each of the periods.

  Revenue by geographic region/country was as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2004
United States	$36,456	$40,619
Europe	8,819	7,253
Rest of world	822	3,421

Total international	9,641	10,674
Total revenue	$46,097	$51,293

  Total international long-lived assets, which include assets in the United Kingdom, Netherlands, India, Japan and Australia, were approximately $3.8 million and $4.1 million as of December 31, 2003 and March 31, 2004, respectively.

9. Acquisition

     On January 23, 2004, we acquired certain assets of Avere, Inc. (“Avere”), a provider of order management software. We acquired substantially all of the assets of Avere for a purchase price of approximately $200,000 in cash plus a potential earnout based upon the total Avere software fees recognized by us during the period starting on December 31, 2003 and ending on December 31, 2005. The earnout payment, if any, will be calculated as the following percentages of all Avere software fees recognized during the earnout period: (i) 25% of the Avere software fees greater than $200,000 and up to and including $2 million; (ii) 30% of the Avere software fees greater than $2 million and up to and including $4 million; and (iii) 35% of the Avere software fees greater than $4 million. The entire purchase price has been recorded as acquired developed technology and is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining five-year estimated economic life of the product, including the period being reported on.

Form 10-Q

10. New Accounting Pronouncement

  In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin No. 51. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”), to clarify some of the provisions of FIN 46 to exempt certain entities from its requirements. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual interests or other financial interests in the entity. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied during the first interim or annual period beginning after March 15, 2004. We adopted this guidance on March 31, 2004. We do not currently have relationships that require us to consolidate or disclose information about variable interest entities.

Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2003. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Overview

     We are a leading global provider of technology-based solutions to improve the effectiveness of and the efficiencies within and across the supply chain. Our solutions, which consist of software, services and hardware, enhance distribution and transportation efficiencies through the real-time integration of supply chain constituents, including manufacturers, distributors, retailers, suppliers, transportation providers and consumers. Our software consists of three principal product groups within supply chain execution (“SCE”) systems: warehouse management, transportation management and trading partner management. In addition, we have additional products that support or enhance the functionality of the product groups, such as performance management and Radio Frequency Identification (“RFID”). Warehouse management solutions include the performance of the many processes that take place in the warehouse and distribution center, beginning with the placement of an order by a customer and ending with the order fulfillment process. Transportation management solutions include functionality that allows a company to optimally procure, plan and execute transportation services, including the delivery of the order to the end customer. Trading partner management solutions provide real-time synchronization of key processes and their associated information flows across the supply chain, including customer process synchronization, supplier process management, global inventory visibility, supply chain event management, distributed order management and returns management. Performance management solutions use analytic tools and alerting processes that allow distribution center managers to monitor events within the supply chain cycle, analyze historical data and generate reports. Our RFID software solution provides an integration and reporting platform between RFID chip readers and SCE and Enterprise Resource Planning (“ERP”) systems. We also provide services, including design, configuration, implementation and training services, plus customer support services and software enhancement subscriptions.

Critical Accounting Policies and Estimates

     The condensed consolidated financial statements include accounts of both our subsidiaries and us. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes.

Form 10-Q

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

     We recognize software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Under SOP 97-2, we recognize software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized under the percentage of completion method. We estimate the percentage of completion utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We provide for project losses in their entirety in the period in which they become known. Hosting fees, which consist of fees for the license of our software and maintenance of the software and related hardware, are generally paid in advance and recognized ratably over the term of the hosting arrangement. We occasionally enter into funded research and development agreements for the enhancement of existing products or for the development of new products. Revenues from these funded development efforts are recognized under the percentage of completion method and included in the software and hosting fees line item in our condensed consolidated statements of income. The costs associated with the funded development efforts are included in the research and development line item in our condensed consolidated statements of income.

Form 10-Q

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

Accounts Receivable

     We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in aggregate accounted for 15% and 18% of total revenue for each of the quarters ended March 31, 2003 and 2004, respectively. No single customer accounted for more than 10% of revenue in the quarters ended March 31, 2003 and 2004.

Valuation of long-lived and intangible assets and goodwill

     Our business acquisitions have resulted in, and future acquisitions typically will result in, the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as capitalized technology and other definite-lived intangible assets.

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill and other intangible assets with indefinite lives. In lieu of amortization, we perform annual impairment reviews. We performed the annual review of our goodwill and other intangible assets for impairment as of December 31, 2003, and did not identify any asset impairment as a result of the review. We will continue to test for impairment on an annual basis as of December 31, or on an interim basis if circumstances change that would indicate the possibility of an impairment. The impairment review requires an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

Form 10-Q

     We evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. In addition, expected future operating losses from discontinued operations are reported as discontinued operations in the period incurred. In addition, more dispositions may qualify for discontinued operations treatment. This is in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business.

Income Taxes

     We provide for the effect of income taxes on our financial position and results of operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this accounting pronouncement, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax assets take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.

Results of Operations

Overview

     Our primary goal is to expand our position as a leading provider of supply chain execution solutions by delivering integrated warehouse, transportation, trading partner and performance management solutions to our customers to drive revenue and earnings growth. For the balance of 2004, we plan to continue to enhance our software solutions, continue our global expansion and further develop our strategic alliances and indirect sales channels. Our success could be limited by several factors, including spending on information technology, the timely release of quality new products and releases, continued market acceptance of our products and the introduction of new products by existing or new competitors.

     We have begun to see some improvement in the environment for capital spending on information technology. However, we continue to experience many effects of a weak spending environment for information technology in the United States and Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that a deterioration in the current business climates or continued delay in

Form 10-Q

capital spending within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our future operations. There remains uncertainty as to the future macro-economic and business environmental conditions, making forecasting difficult.

Revenue

	Quarter Ended	% Change	Quarter Ended
	March 31, 2003	2003 to 2004	March 31, 2004
Software and hosting fees	$10,159	21%	$12,306
Percentage of total revenue	22%		24%
Services	30,240	11%	33,606
Percentage of total revenue	66%		66%
Hardware and other	5,698	(6%)	5,381
Percentage of total revenue	12%		10%
Total revenue	$46,097	11%	$51,293

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment, which are considered non-strategic. We believe our revenue growth from 2003 to 2004 is attributable to several factors, including, among others, increased sales of our expanded product suite, geographic expansion, our market leadership positions as to breadth of product offerings and financial stability and a compelling return on investment proposition for our customers.

     Software and hosting fees. The increase in software and hosting fees from the quarter ended March 31, 2003 to the quarter ended March 31, 2004 was primarily due to increased sales of our warehouse management systems product suite and increased sales of software licenses outside of North America.

     Services revenue. The increase in services revenue from the first quarter of 2003 to the first quarter of 2004 was principally due to: (i) an increase in engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. During the economic downturn, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures.

     Hardware and other. Sales of hardware are non-strategic and largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Sales of hardware decreased from approximately $4.4 million in the first quarter of 2003 to approximately $3.8 million in the first quarter of 2004. The decrease in hardware sales was attributable to customers’ desires in the current macro-economic environment to buy hardware from other suppliers offering greater discounts. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended March 31, 2003 and 2004, reimbursements by customers for out-of-pocket expenses were approximately $1.3 million and $1.6 million, respectively.

Form 10-Q

Costs and Expenses

	Quarter Ended	% Change	Quarter Ended
	March 31, 2003	2003 to 2004	March 31, 2004
Cost of software and hosting fees	$1,123	(27%)	$823
Percentage of software and hosting fees	11%		7%
Cost of services	12,766	18%	15,096
Percentage of services revenue	42%		45%
Cost of hardware and other	4,927	(7%)	4,578
Percentage of hardware and other revenue	86%		85%
Research and development	6,754	9%	7,354
Percentage of total revenue	15%		14%
Sales and marketing	7,572	5%	7,920
Percentage of total revenue	16%		15%
General and administrative	5,734	11%	6,374
Percentage of total revenue	12%		12%
Amortization of acquisition-related intangibles	763	14%	870
Percentage of total revenue	2%		1%

     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of capitalized research and development costs. The decrease in cost of software fees, as a percentage of software and hosting fees and in absolute dollars, in the first quarter of 2004 was principally attributable to lower telecommunication costs associated with hosting our software solutions. In addition, during the first quarter of 2003, there was approximately $100,000 of amortization expense associated with capitalized development costs, which were fully amortized by the end of 2003.

     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the quarter ended March 31, 2004 was principally due to: (i) an increase in salary-related costs resulting from an increase of 15% in the number of personnel dedicated to the delivery of professional and technical services during the first quarter of 2004; and (ii) annual compensation increases of approximately 4% in May 2003. The decrease in the services gross margin was attributable to lower billing percentages during the first half of the quarter ended March 31, 2004, partly caused by an internal reorganization, coupled with pricing pressures experienced during the quarter, as discussed above.

     Cost of Hardware and other. Cost of hardware decreased from approximately $3.7 million in the first quarter of 2003 to approximately $3.0 million in the first quarter of 2004 as a direct result of lower sales of hardware. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $1.3 million and $1.6 million for the quarters ended March 31, 2003 and 2004, respectively.

Form 10-Q

     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the quarter ended March 31, 2004 was principally attributable to: (i) an increase in the average number of full-time and contracted personnel dedicated to our ongoing research and development activities, including personnel related to transportation management; (ii) the expansion of our offshore development center in India, which was formed in 2002; and (iii) annual compensation increases. The number of personnel related to our offshore development center increased from 63 at March 31, 2003 to 176 at March 31, 2004. Our principal research and development activities during the first quarter of 2004 focused on the expansion and integration of new products acquired and the synchronized product release, which included expanded product functionality, interoperability and testing.

     Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which we have a detailed program design or a working model of the related product, depending upon the type of development effort. For the quarters ended March 31, 2003 and 2004, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses from the first quarter of 2003 to the first quarter of 2004 was principally attributable to: (i) greater incentive compensation paid on a greater level of sales; and (ii) continued expansion of our sales and marketing programs, including expenditures to staff, brand and launch newly developed and acquired products.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the quarter ended March 31, 2004 was principally attributable to an increase in salary-related costs resulting from an increase in the number of general and administrative personnel relating to our international expansion. Depreciation expense is included in general and administrative expenses and amounted to $2.0 million and $1.9 million during the quarters ended March 31, 2003 and 2004, respectively.

     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Logistics.com, Inc. in December 2002, ReturnCentral, Inc. (“ReturnCentral”) in June 2003, Streamsoft, L.L.C. (“Streamsoft”) in October 2003, and Avere in January 2004. The increase in the amortization of acquisition-related intangibles that have finite lives and are separable from goodwill in the first quarter of 2004 was attributable to amortization expense associated with the acquisitions of ReturnCentral, Streamsoft, and Avere. Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be tested for impairment at least annually.

Form 10-Q

	Quarter Ended	% Change	Quarter Ended
	March 31, 2003	2003 to 2004	March 31, 2004
Income from operations	$6,458	28%	$8,278
Percentage of total revenue	14%		16%
Other income, net	557	(30%)	389
Percentage of total revenue	1%		1%
Income tax provision	2,475	21%	2,990
Percentage of income before income taxes	35%		35%

     Income from Operations. The increase in operating income from the quarter ended March 31, 2003 to the quarter ended March 31, 2004 represents a combination of growth in higher margin software and services fees and improved efficiencies throughout our business.

     Other Income, Net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income decreased from approximately $440,000 in the first quarter of 2003 to approximately $390,000 in the first quarter of 2004 due to a slight decline in market interest rates. The weighted-average interest rate on investment securities at March 31, 2003 was approximately 1.3%, as compared to 1.0% at March 31, 2004. We recorded a net foreign currency gain of $120,000 in the three months ended March 31, 2003, compared to a net foreign currency loss of $10,000 in the three months ended March 31, 2004. The foreign currency gain resulted from the weakening of the U.S. dollar relative to other foreign currencies, primarily the British Pound and Euro.

     Income Tax Provision. Our effective income tax rates were 35.3% and 34.5% in the quarters ended March 31, 2003 and 2004, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The decrease in the tax rate in 2004 was attributable to an increase in income generated in countries with lower tax rates along with an increase in the utilization of research and development credits. The provisions for income taxes for the quarters ended March 31, 2003 and 2004 do not include the $2.2 million and $3.0 million of tax benefits realized from stock options exercised during the quarters, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

Liquidity and Capital Resources

     We have funded our operations primarily through cash generated from operations. As of March 31, 2004, we had approximately $166.8 million in cash, cash equivalents and investments, as compared to approximately $155.4 million at December 31, 2003.

     Our operating activities provided cash of approximately $8.3 million for the three months ended March 31, 2003 and $11.8 million for the three months ended March 31, 2004. Cash from operating activities for the three months ended March 31, 2004 arose principally from operating income, increases in prepayments of professional services, customer support services and software enhancement subscriptions, and income tax benefits arising from exercises of stock options by employees, offset by a decrease in accrued compensation and benefits and accrued liabilities. Days sales outstanding decreased to 74 days at March 31, 2004 from 76 days at December 31, 2003.

     Our investing activities provided cash of approximately $21.5 million for the three months ended March 31, 2003 and used cash of approximately $500,000 for the three months ended March 31, 2004.

Form 10-Q

Our use of cash for investing activities for the three months ended March 31, 2004 was to purchase approximately $1.6 million of capital equipment to support our business and infrastructure arose principally from the sale of short-term investments (investments with original maturities greater than 90 days). Partially off-setting the capital purchases were the net maturities of investments of approximately $1.1 million.

     Our financing activities provided cash of approximately $700,000 for the three months ended March 31, 2003 and $1.1 million for the three months ended March 31, 2004. The principal source of cash provided by financing activities for the three months ended March 31, 2004 was from the proceeds of the issuance of common stock pursuant to the exercise of stock options.

     We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We previously established a stock repurchase program covering up to $20 million of our common stock over a period ending no later than July 17, 2004. We except to fund purchases under the program through existing cash, cash equivalents and investments. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Business

     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, Holland, Germany, Australia, Japan and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases.

     We recognized a foreign exchange rate gain of approximately $120,000 and a foreign exchange rate loss of approximately $10,000 during the three months ended March 31, 2003 and 2004, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at March 31, 2004 relative to the U.S. dollar would result in approximately a $300,000 change in the reported foreign currency loss for the quarter ended March 31, 2004.

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

Form 10-Q

Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at March 31, 2003 was approximately 1.3%, as compared to 1.0% at March 31, 2004. The fair value of cash equivalents and investments held at March 31, 2004 was $163.7 million. Based on the average investments outstanding during 2004, an increase or decrease of 25 basis points would result in an increase or decrease to interest income of approximately $100,000 from the reported interest income for the three months ended March 31, 2004.

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

Item 5. Other Information.

     No events occurred during the quarter covered by the report that would require a response to this item.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Form 10-Q

(b)	Reports to be filed on Form 8-K.

On February 10, 2004, the Company filed a Current Report on Form 8-K providing disclosure on Items 7 and 12 of that Form.

On February 26, 2004, the Company filed a Current Report on Form 8-K providing disclosure on Items 7 and 9 of that Form.

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

MANHATTAN ASSOCIATES, INC.
Date: May 10, 2004	/s/ Richard M. Haddrill
Richard M. Haddrill
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2004	/s/ Edward K. Quibell
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