Form 10-Q
period 2004-06-30
MANHATTAN ASSOCIATES INC
filed 2004-08-09
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

The number of shares of the Issuer’s class of capital stock outstanding as of August 6, 2004, the latest practicable date, is as follows: 30,098,392 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2004

Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	June 30,
	2003	2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,964	$137,500
Short-term investments	4,992	19,399
Accounts receivable, net of allowance for doubtful accounts of $3,181 and $3,517 at December 31, 2003 and June 30, 2004, respectively	40,790	47,450
Prepaid expenses and other current assets	6,713	8,976

Total current assets	193,459	213,325
Property and equipment, net	12,152	12,205
Long-term investments	9,447	12,599
Acquisition-related intangible assets, net	10,942	9,879
Goodwill, net	31,688	31,905
Other assets	6,331	6,756

Total assets	$264,019	$286,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,235	$7,042
Accrued liabilities	3,617	3,970
Accrued compensation and benefits	6,702	6,101
Current portion of capital lease obligations	132	122
Income taxes payable	1,470	2,236
Deferred revenue	17,937	22,268

Total current liabilities	35,093	41,739
Deferred income taxes	396	356
Long-term portion of capital lease obligations	288	218
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2003 and June 30, 2004	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 30,086,164 and 30,158,542 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	301	302
Additional paid-in capital	143,766	148,537
Retained earnings	83,653	95,950
Accumulated other comprehensive income	720	676
Deferred compensation	(198)	(1,109)

Total shareholders’ equity	228,242	244,356

Total liabilities and shareholders’ equity	$264,019	$286,669

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenue:
Software and hosting fees	$11,357	$13,784	$21,516	$26,090
Services	33,385	36,328	63,625	69,934
Hardware and other	5,455	5,858	11,153	11,239
Recovery relating to bankrupt customer	848	—	848	—

Total revenue	51,045	55,970	97,142	107,263
Costs and Expenses:
Cost of software and hosting fees	1,222	850	2,345	1,673
Cost of services	14,084	16,523	26,850	31,619
Cost of hardware and other	4,629	5,071	9,556	9,649
Research and development	7,007	7,449	13,761	14,803
Sales and marketing	8,608	8,942	16,180	16,862
General and administrative	5,869	6,437	11,603	12,811
Amortization of acquisition-related intangibles	825	891	1,588	1,761
Restructuring charge	893	—	893	—

Total costs and expenses	43,137	46,163	82,776	89,178

Operating income	7,908	9,807	14,366	18,085
Other income, net	1,055	304	1,612	693

Income before income taxes	8,963	10,111	15,978	18,778
Income tax provision	3,174	3,491	5,649	6,481

Net income	$5,789	$6,620	$10,329	$12,297

Basic net income per share	$0.20	$0.22	$0.35	$0.41

Diluted net income per share	$0.19	$0.21	$0.34	$0.39

Weighted average number of shares:
Basic	29,332	30,178	29,206	30,015

Diluted	30,688	31,403	30,564	31,367

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended
	June 30,
	2003	2004
Operating activities:
Net income	$10,329	$12,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,947	3,458
Amortization of acquisition-related intangibles	1,588	1,761
Stock compensation	10	465
Tax benefit of options exercised	5,784	6,266
Deferred income taxes	(589)	(1,346)
Changes in operating assets and liabilities:
Accounts receivable, net	(613)	(6,700)
Other assets	(1,411)	(1,394)
Accounts payable and accrued liabilities	(2,006)	1,562
Income taxes	137	784
Deferred revenue	4,836	4,333

Net cash provided by operating activities	22,012	21,486
Investing activities:
Purchase of property and equipment	(3,976)	(3,539)
Net maturities (purchases) of investments	41,148	(17,611)
Purchase price adjustment relating to the ReturnCentral acquisition	(563)	(467)
Purchase price adjustment relating to the StreamSoft acquisition	—	(170)
Payments in connection with the acquisition of Avere	—	(232)

Net cash provided (used in) by investing activities	36,609	(22,019)
Financing activities:
Payment of capital lease obligations	(114)	(80)
Purchase of Manhattan common stock	—	(5,991)
Proceeds from issuance of common stock from options exercised	4,382	3,121

Net cash provided (used in) by financing activities	4,268	(2,950)
Foreign currency impact on cash	(122)	19

Net change in cash and cash equivalents	62,767	(3,464)
Cash and cash equivalents at beginning of period	64,664	140,964

Cash and cash equivalents at end of period	$127,431	$137,500

Supplemental cash flow disclosures:
Net cash paid for income taxes	$244	$165

Cash paid for interest	$10	$9

Non-cash transaction:
Issuance of restricted stock	$—	$1,375

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2004
(unaudited)

1.	Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal adjustments considered necessary for a fair presentation of the financial position at June 30, 2004, the results of operations for the three and six month periods ended June 30, 2003 and 2004 and changes in cash flows for the six month periods ended June 30, 2003 and 2004. The results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2003.

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

     Revenue recognition rules for software companies are very complex. Although we follow very specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment including: (i) whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements; (ii) whether customizations or modifications of the software are significant; and (iii) whether the software fee is collectible. For arrangements that require the use of the percentage of completion method, the complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

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

probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized under the percentage of completion method. We estimate the percentage of completion utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We provide for project losses in their entirety in the period in which they become known. Hosting fees, which consist of fees for the license of our software and maintenance of the software and related hardware, are generally paid in advance and recognized ratably over the term of the hosting arrangement. We occasionally enter into funded research and development agreements for the enhancement of existing products or for the development of new products. Revenues from these funded development efforts are recognized under the percentage of completion method and included in the software and hosting fees line item in our condensed consolidated statements of income. The costs associated with the funded development efforts are included in the cost of software and hosting fees line item in our condensed consolidated statements of income.

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

     Our investments in marketable securities consist of debt instruments of the U.S. Treasury, U.S. government agencies and corporate commercial paper. Investments with original maturities of less than 90 days are classified as cash equivalents, investments with original maturities of greater than 90 days but mature in less than one year are classified as short-term investments, and those with maturities of greater than one year are classified as long-term investments. Our long-term investments consist of debt instruments of U.S. government agencies and mature after one year through five years.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
	(in thousands)		(in thousands)
Net income:
As reported	$5,789	$6,620	$10,329	$12,297
Add: Stock-based employee compensation expense included in reported net income	4	372	10	465
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards	$(8,339)	$(6,563)	$(13,481)	$(12,326)

Pro forma in accordance with SFAS No. 123	$(2,546)	$429	$(3,142)	$436
Basic net income per share:
As reported	$0.20	$0.22	$0.35	$0.41
Pro forma in accordance with SFAS No. 123	$(0.09)	$0.01	$(0.11)	$0.01
Diluted net income per share:
As reported	$0.19	$0.21	$0.34	$0.39
Pro forma in accordance with SFAS No. 123	$(0.09)	$0.01	$(0.11)	$0.01

Form 10-Q

6.	Comprehensive Income

     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that have been previously excluded from net income and reflected in shareholders’ equity.

     The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
	(in thousands)		(in thousands)
Net income	$5,789	$6,620	$10,329	$12,297
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of taxes	16	(45)	2	(34)
Foreign currency translation adjustment, net of taxes	194	(115)	173	(10)

Total other comprehensive income (loss), net of taxes	210	(160)	175	(44)

Comprehensive income	$5,999	$6,460	$10,504	$12,253

7.	Net Income Per Share

     Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented. Diluted net income per share is computed using net income divided by Weighted Shares plus common equivalent shares (“CESs”) outstanding for each period presented using the treasury stock method.

     The following is a reconciliation of the shares used in the computation of net income per share:

	Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2004
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted Shares	29,332	29,332	30,178	30,178
Effect of CESs	—	1,356	—	1,225

	30,178	30,688	30,178	31,403

	Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2004
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted Shares	29,206	29,206	30,015	30,015
Effect of CESs	—	1,358	—	1,352

	29,206	30,564	30,015	31,367

     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 2,890,838 and 1,303,222 for the three months ended June 30, 2003 and 2004, respectively, and 3,089,053 and 1,362,538 for the six months ended June 30, 2003 and 2004, respectively. Such shares were not included because they were antidilutive.

Form 10-Q

8. Geographic Information

     Geographic revenue information is based on the location of the customer. Long-lived asset information is based on the physical location of the assets at the end of each of the periods.

     Revenue by geographic region/country was as follows (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2003	June 30, 2004
United States	$41,815	$43,228
Europe	7,295	10,868
Rest of world	1,935	1,874

Total international	9,230	12,742
Total revenue	$51,045	$55,970

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2004
United States	$78,271	$83,848
Europe	16,114	18,121
Rest of world	2,757	5,294

Total international	18,871	23,415
Total revenue	$97,142	$107,263

     Total international long-lived assets, which include assets in the United Kingdom, Netherlands, Germany, India, Japan and Australia, were approximately $3.8 million and $4.2 million as of December 31, 2003 and June 30, 2004, respectively.

9.	Acquisition

     On January 23, 2004, we acquired certain assets of Avere, Inc. (“Avere”), a provider of order management software. We acquired substantially all of the assets of Avere for a purchase price of approximately $230,000 in cash plus a potential earnout based upon the total Avere software fees recognized by us during the period starting on December 31, 2003 and ending on December 31, 2005. The earnout payment, if any, will be calculated as the following percentages of all Avere software fees recognized during the earnout period: (i) 25% of the Avere software fees greater than $200,000 and up to and including $2 million; (ii) 30% of the Avere software fees greater than $2 million and up to and including $4 million; and (iii) 35% of the Avere software fees greater than $4 million. The entire purchase price has been recorded as acquired developed technology and is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining five-year estimated economic life of the product, including the period being reported on.

Form 10-Q

10.	New Accounting Pronouncement

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”), to clarify some of the provisions of FIN 46 to exempt certain entities from its requirements. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual interests or other financial interests in the entity. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied during the first interim or annual period beginning after March 15, 2004. We adopted this guidance on March 31, 2004. We do not currently have relationships that require us to consolidate or disclose information about variable interest entities.

     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. We believe that the adoption of EITF 03-1 will not have a material effect on our condensed consolidated statements of income, financial position or liquidity.

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

Overview

     We are a global leader in providing supply chain execution and optimization solutions. Our integrated logistics solutions leverage a comprehensive set of applications that can be implemented as an integrated whole or as individual point solutions to better manage the supply chain. This platform for logistics is comprised of various applications including warehouse management, transportation management, distributed order management, reverse logics and trading partner management along with Radio Frequency Identification (“RFID”), performance management and event management. Our solution offering is comprised of software, services, and hardware.

     Our warehouse management solutions manage the processes that take place within the distribution center, from receipt of goods to fulfillment of orders, and include applications for optimizing labor and slotting. With our transportation management solutions companies can optimally procure, plan and execute transportation services across transportation modes, such as air, ship and truck. Our distributed order management solution enables companies to balance supply with demand and source goods to meet customer needs in a timely and cost effective manner. With our reverse logistics management solution companies can effectively manage the returns process and improve net asset recovery. The trading partner management solution provides Web-based synchronization between trading partners, improving communication and visibility across the entire supply chain. Our RFID solution offers a flexible, scalable, and modular solution that provides an integration and reporting platform between RFID chip readers and supply chain execution and enterprise resource planning systems. Finally, our performance management applications include event management, alerting, and reporting modules, which use analytic tools and alerting processes to monitor and proactively respond to events within the supply chain cycle, analyze historical and operational data and generate reports.

     In addition to our software, we also offer a variety of services to enhance the value we provide customers. Our offerings include design, configuration, implementation, training, product assessment, customer support, hardware, consulting services and software enhancement subscriptions.

Form 10-Q

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

     Revenue recognition rules for software companies are very complex. Although we follow very specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment including: (i) whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements; (ii) whether customizations or modifications of the software are significant; and (iii) whether the software fee is collectible. For arrangements that require the use of the percentage of completion method, the complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

     We recognize software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Under SOP 97-2, we recognize software license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized under the percentage of completion method. We estimate the percentage of completion utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We provide for project losses in their entirety in the period in which they become known. Hosting fees, which consist of fees for the license of our software and maintenance of the software and related hardware, are generally paid in advance and recognized ratably over the term of the hosting arrangement. We occasionally enter into

Form 10-Q

funded research and development agreements for the enhancement of existing products or for the development of new products. Revenues from these funded development efforts are recognized under the percentage of completion method and included in the software and hosting fees line item in our condensed consolidated statements of income. The costs associated with the funded development efforts are included in the cost of software and hosting fees line item in our condensed consolidated statements of income.

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

Accounts Receivable

     We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in aggregate accounted for 17% and 13% of total revenue for the six months ended June 30, 2003 and 2004, respectively. No single customer accounted for more than 10% of revenue in the six months ended June 30, 2003 and 2004.

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

Form 10-Q

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

Results of Operations

Overview

     Our primary goal is to expand our position as a leading provider of supply chain execution and optimization solutions by delivering integrated, modular solutions to our customers to increase revenue and earnings. For the balance of 2004, we plan to continue to enhance our solutions, expand globally and further develop our sales and marketing, including strategic alliances and indirect sales channels. Our success could be limited by several factors, including spending on information technology, the timely release of quality new products and releases, continued market acceptance of our solutions and the introduction of new products by existing or new competitors.

Form 10-Q

     We have begun to see some improvement in the environment for capital spending on information technology. However, we continue to experience many effects of a weak spending environment for information technology in the United States and Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that a deterioration in the current business climates or continued delay in capital spending within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our future operations. There remains uncertainty as to the future macro-economic and business environmental conditions, making forecasting difficult.

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Revenue

	Quarter Ended	% Change 2003 to	Quarter Ended
	June 30, 2003	2004	June 30, 2004
Software and hosting fees	$11,357	21%	$13,784
Percentage of total revenue	22%		25%
Services	33,385	9%	36,328
Percentage of total revenue	65%		65%
Hardware and other	5,455	7%	5,858
Percentage of total revenue	11%		10%
Recovery relating to bankrupt customer	848	(100%)	—
Total revenue	$51,045	10%	$55,970

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

     Software and hosting fees. The increase in software and hosting fees from the quarter ended June 30, 2003 to the quarter ended June 30, 2004 was primarily due to increased sales of our transportation and RFID solutions and increased sales of supply chain execution systems outside of North America.

     Services revenue. The increase in services revenue from the second quarter of 2003 to the second quarter of 2004 was principally due to: (i) an increase in engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. During the economic downturn, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures.

Form 10-Q

     Hardware and other. Sales of hardware are non-strategic and largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Sales of hardware remained consistent at approximately $3.8 million in the second quarters of 2003 and 2004. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended June 30, 2003 and 2004, reimbursements by customers for out-of-pocket expenses were approximately $1.7 million and $2.1 million, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.

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

Costs and Expenses

	Quarter Ended	% Change 2003 to	Quarter Ended
	June 30, 2003	2004	June 30, 2004
Cost of software and hosting fees	$1,222	(30%)	$850
Percentage of software and hosting fees	11%		6%
Cost of services	14,084	17%	16,523
Percentage of services revenue	42%		45%
Cost of hardware and other	4,629	10%	5,071
Percentage of hardware and other revenue	85%		87%
Research and development	7,007	6%	7,449
Percentage of total revenue	14%		13%
Sales and marketing	8,608	4%	8,942
Percentage of total revenue	17%		16%
General and administrative	5,869	10%	6,437
Percentage of total revenue	12%		12%
Amortization of acquisition-related intangibles	825	8%	891
Percentage of total revenue	2%		2%
Restructuring charge	893	(100%)	—
Percentage of total revenue	2%		0%

Form 10-Q

     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of capitalized research and development costs. The decrease in cost of software fees, as a percentage of software and hosting fees and in absolute dollars, in the second quarter of 2004 was attributable to lower telecommunication costs associated with hosting our software solutions and lower costs relating to funded development efforts. In addition, during the second quarter of 2003, there was approximately $100,000 of amortization expense associated with capitalized development costs, which were fully amortized by the end of 2003.

     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the quarter ended June 30, 2004 was principally due to an increase in salary-related costs resulting from an increase of 16% in the number of personnel dedicated to the delivery of professional and technical services during the second quarter of 2004. The decrease in the services gross margin was attributable to lower average billing rates due to competitive pricing pressure, as discussed above, and increased costs due to international expansion and training.

     Cost of Hardware and other. Cost of hardware increased from approximately $2.9 million in the second quarter of 2003 to approximately $3.0 million in the second quarter of 2004. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $1.7 million and $2.1 million for the quarters ended June 30, 2003 and 2004, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.

     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the quarter ended June 30, 2004 was principally attributable to: (i) an increase in the average number of full-time and contracted personnel dedicated to our ongoing research and development activities, including personnel related to transportation management; (ii) the expansion of our offshore development center in India; and (iii) annual compensation increases of approximately 5% in May 2004. The number of research and development personnel related to our offshore development center increased from 137 at June 30, 2003 to 196 at June 30, 2004. Our principal research and development activities during 2004 focused on the expansion and integration of new products acquired and the synchronized product release, which included expanded product functionality, interoperability and testing.

     Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which we have a detailed program design or a working model of the related product, depending upon the type of development effort. For the quarters ended June 30, 2003 and 2004, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses from the second quarter of 2003 to the second quarter of 2004 was principally attributable to: (i) greater incentive

Form 10-Q

compensation paid on a greater level of sales; and (ii) continued global expansion of our sales and marketing programs as we enter and expand our presence in new markets.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the quarter ended June 30, 2004 was principally attributable to an increase in salary-related costs resulting from an increase of approximately 14% in the number of general and administrative personnel, primarily from our international expansion. Depreciation expense is included in general and administrative expenses and amounted to $1.8 million and $1.7 million during the quarters ended June 30, 2003 and 2004, respectively.

     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Logistics.com, Inc. (“Logistics.com”) in December 2002, ReturnCentral, Inc. (“ReturnCentral”) in June 2003, Streamsoft, L.L.C. (“Streamsoft”) in October 2003, and Avere in January 2004. The slight increase in the amortization of acquisition-related intangibles that have finite lives and are separable from goodwill in the second quarter of 2004 was attributable to amortization expense associated with the acquisitions of ReturnCentral, Streamsoft, and Avere. Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be tested for impairment at least annually.

     Restructuring Charge. During the quarter ended June 30, 2003, we recorded a restructuring charge relating to an internal reorganization of $0.9 million, or 2% of total revenue. The reorganization more closely aligned our customer advocates with our implementation teams, and our customer support organization with our technical teams. The charge consisted primarily of severance payments. All payments in connection with the charge were made by the end of 2003.

	Quarter Ended	% Change 2003 to	Quarter Ended
	June 30, 2003	2004	June 30, 2004
Income from operations	$7,908	24%	$9,807
Percentage of total revenue	15%		18%
Other income, net	1,055	(71%)	304
Percentage of total revenue	2%		1%
Income tax provision	3,174	10%	3,491
Percentage of income before income taxes	35%		35%

     Income from Operations. The increase in operating income from the quarter ended June 30, 2003 to the quarter ended June 30, 2004 represents a combination of growth in higher margin software and services fees and improved efficiencies throughout our business.

     Other Income, Net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income increased from approximately $340,000 in the second quarter of 2003 to approximately $480,000 in the second quarter of 2004 due to an increase in funds invested. The weighted-average interest rate on investment securities at June 30, 2003 and June 30, 2004 was approximately 1.2%. We recorded a net foreign currency gain of $710,000 in the three months ended June 30, 2003, compared to a net foreign currency loss of $175,000 in the three months ended June 30,

Form 10-Q

2004. The foreign currency gain and loss resulted primarily from the fluctuation of the U.S. dollar relative to the British Pound and Euro.

     Income Tax Provision. Our effective income tax rates were 35.4% and 34.5% in the quarters ended June 30, 2003 and 2004, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The decrease in the tax rate in 2004 was attributable to an increase in income generated in countries with lower tax rates along with an increase in the utilization of research and development credits. The provisions for income taxes for the quarters ended June 30, 2003 and 2004 do not include the $3.6 million and $3.3 million of tax benefits realized from stock options exercised during the quarters, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenue

	Six Months Ended	% Change 2003 to	Six Months Ended
	June 30, 2003	2004	June 30, 2004
Software and hosting fees	$21,516	21%	$26,090
Percentage of total revenue	22%		24%
Services	63,625	10%	69,934
Percentage of total revenue	66%		65%
Hardware and other	11,153	1%	11,239
Percentage of total revenue	11%		11%
Recovery relating to bankrupt customer	848	(100%)	—
Total revenue	$97,142	10%	$107,263

     Software and hosting fees. The increase in software and hosting fees from the six months ended June 30, 2003 to the six months ended June 30, 2004 was primarily due to increased sales of our suite of products including warehouse, transportation and trading partner management solutions and increased sales of supply chain execution systems outside of North America.

     Services revenue. The increase in services revenue from 2003 to 2004 was principally due to: (i) an increase in engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. As discussed above, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures.

     Hardware and other. Sales of hardware are non-strategic and largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Sales of hardware decreased from approximately $8.2 million in the first six months of 2003 to approximately $7.6 million in the first six months of 2004. The decrease in hardware sales was attributable to customers’ desires in the current macro-economic environment to buy hardware from other suppliers offering greater discounts. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in

Form 10-Q

hardware and other revenue. For the six months ended June 30, 2003 and 2004, reimbursements by customers for out-of-pocket expenses were approximately $3.0 million and $3.7 million, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.

Costs and Expenses

	Six Months Ended	% Change 2003 to	Six Months Ended
	June 30, 2003	2004	June 30, 2004
Cost of software and hosting fees	$2,345	(29%)	$1,673
Percentage of software and hosting fees	11%		6%
Cost of services	26,850	18%	31,619
Percentage of services revenue	42%		45%
Cost of hardware and other	9,556	1%	9,649
Percentage of hardware and other revenue	86%		86%
Research and development	13,761	8%	14,803
Percentage of total revenue	14%		14%
Sales and marketing	16,180	4%	16,862
Percentage of total revenue	17%		16%
General and administrative	11,603	10%	12,811
Percentage of total revenue	12%		12%
Amortization of acquisition-related intangibles	1,588	11%	1,761
Percentage of total revenue	2%		2%
Restructuring charge	893	(100%)	—
Percentage of total revenue	1%		0%

     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of capitalized research and development costs. The decrease in cost of software fees, as a percentage of software and hosting fees and in absolute dollars, in 2004 was attributable to lower telecommunication costs associated with hosting our software solutions and lower costs relating to funded development efforts. In addition, during the six months ended June 30, 2003, there was approximately $200,000 of amortization expense associated with capitalized development costs, which were fully amortized by the end of 2003.

     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the six months ended June 30, 2004 was principally due to an increase in salary-related costs resulting from an increase of 16% in the number of personnel dedicated to the delivery of professional and technical services during 2004. The decrease in the services gross margin was attributable to lower average billing rates due to competitive pricing pressure, as discussed above, and increased costs due to international expansion and training.

Form 10-Q

     Cost of Hardware and other. Cost of hardware decreased from approximately $6.6 million in the six months ended June 30, 2003 to approximately $5.9 million in the six months ended June 30, 2004 as a direct result of lower sales of hardware. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $3.0 million and $3.7 million for the six months ended June 30, 2003 and 2004, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.

     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the six months ended June 30, 2004 was principally attributable to: (i) an increase in the average number of full-time and contracted personnel dedicated to our ongoing research and development activities, including personnel related to transportation management; (ii) the expansion of our offshore development center in India; and (iii) annual compensation increases of approximately 5% in May 2004. The number of research and development personnel related to our offshore development center increased from 137 at June 30, 2003 to 196 at June 30, 2004. Our principal research and development activities during 2004 focused on the expansion and integration of new products acquired and the synchronized product release, which included expanded product functionality, interoperability and testing.

     Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which we have a detailed program design or a working model of the related product, depending upon the type of development effort. For the six months ended June 30, 2003 and 2004, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses from 2003 to 2004 was principally attributable to: (i) greater incentive compensation paid on a greater level of sales; and (ii) continued global expansion of our sales and marketing programs.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the six months ended June 30, 2004 was principally attributable to an increase in salary-related costs resulting from an increase of approximately 14% in the number of general and administrative personnel, primarily from our international expansion. Depreciation expense is included in general and administrative expenses and amounted to $3.8 million and $3.6 million during the six months ended June 30, 2003 and 2004, respectively.

     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Logistics.com in December 2002, ReturnCentral in June 2003, Streamsoft in October 2003, and Avere in January 2004. The slight increase in the amortization of acquisition-related intangibles that have finite lives and are separable from goodwill in 2004 was attributable to amortization expense associated with the acquisitions of ReturnCentral, Streamsoft, and

Form 10-Q

Avere. Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be tested for impairment at least annually.

     Restructuring Charge. During the six months ended June 30, 2003, we recorded a restructuring charge relating to an internal reorganization of $0.9 million, or 1% of total revenue. The reorganization more closely aligned our customer advocates with our implementation teams, and our customer support organization with our technical teams. The charge consisted primarily of severance payments. All payments in connection with the charge were made by the end of 2003.

	Six Months Ended	% Change 2003 to	Six Months Ended
	June 30, 2003	2004	June 30, 2004
Income from operations	$14,366	26%	$18,085
Percentage of total revenue	15%		17%
Other income, net	1,612	(57%)	693
Percentage of total revenue	2%		1%
Income tax provision	5,649	15%	6,481
Percentage of income before income taxes	35%		35%

     Income from Operations. The increase in operating income from the six months ended June 30, 2003 to the six months ended June 30, 2004 represents a combination of growth in higher margin software and services fees and improved efficiencies throughout our business.

     Other Income, Net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income increased from approximately $780,000 in the first six months of 2003 to approximately $880,000 in the first six months of 2004 due to an increase in funds invested. The weighted-average interest rate on investment securities at June 30, 2003 and June 30, 2004 was approximately 1.2%. We recorded a net foreign currency gain of $830,000 in the six months ended June 30, 2003, compared to a net foreign currency loss of $185,000 in the six months ended June 30, 2004. The foreign currency gain and loss resulted primarily from the fluctuation of the U.S. dollar relative to the British Pound and Euro.

     Income Tax Provision. Our effective income tax rates were 35.4% and 34.5% in the six months ended June 30, 2003 and 2004, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The decrease in the tax rate in 2004 was attributable to an increase in income generated in countries with lower tax rates along with an increase in the utilization of research and development credits. The provisions for income taxes for the six months ended June 30, 2003 and 2004 do not include the $5.8 million and $6.0 million of tax benefits realized from stock options exercised during the six month periods, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

Form 10-Q

Liquidity and Capital Resources

     We have funded our operations primarily through cash generated from operations. As of June 30, 2004, we had approximately $169.5 million in cash, cash equivalents and investments, as compared to approximately $155.4 million at December 31, 2003.

     Our operating activities provided cash of approximately $22.0 million for the six months ended June 30, 2003 and $21.5 million for the six months ended June 30, 2004. Cash from operating activities for the six months ended June 30, 2004 arose principally from operating income, increases in prepayments of professional services, customer support services and software enhancement subscriptions, and income tax benefits arising from exercises of stock options by employees, offset by an increase in accounts receivable. Days sales outstanding increased to 77 days at June 30, 2004 from 76 days at December 31, 2003.

     Our investing activities provided cash of approximately $36.6 million for the six months ended June 30, 2003 and used cash of approximately $22.0 million for the six months ended June 30, 2004. Our use of cash for investing activities for the six months ended June 30, 2004 was to purchase approximately $3.5 million of capital equipment to support our business and infrastructure and the net purchases of investments of approximately $17.6 million.

     Our financing activities provided cash of approximately $4.3 million for the six months ended June 30, 2003 and used cash of approximately $3.0 million for the six months ended June 30, 2004. The principal use of cash for financing activities for the six months ended June 30, 2004 was to purchase approximately $6.0 million of Manhattan common stock, partially off-set by the proceeds from the issuance of common stock pursuant to the exercise of stock options.

     We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. The board of directors has approved a stock repurchase program covering up to $20 million of our common stock over a period ending no later than July 21, 2005. We expect to fund purchases under the program through existing cash, cash equivalents and investments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Business

     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, Holland, Germany, France, Australia, Japan, China, Singapore and India. When the U.S. dollar strengthens against a foreign currency, the

Form 10-Q

value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases.

     We recognized a foreign exchange rate gain of approximately $830,000 and a foreign exchange rate loss of approximately $185,000 during the six months ended June 30, 2003 and 2004, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at June 30, 2004 relative to the U.S. dollar would result in approximately a $680,000 change in the reported foreign currency loss for the six months ended June 30, 2004.

Interest Rates

     We invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from operations.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at June 30, 2003 and June 30, 2004 was approximately 1.2%. The fair value of cash equivalents and investments held at June 30, 2004 was $161.1 million. Based on the average investments outstanding during 2004, an increase or decrease of 25 basis points would result in an increase or decrease to interest income of approximately $200,000 from the reported interest income for the six months ended June 30, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

			(c) Total Number of	(d) Maximum Number
			Shares (or Units)	(or Approximate Dollar
			Purchased as Part	Value) of Shares (or
	(a) Total Number of	(b) Average Price	of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs	Plans or Programs
April 1 - April 30, 2004	—	$—	—	$20,000,000
May 1 - May 31, 2004	221,500	$27.05	221,500	$14,009,180
June 1 - June 30, 2004	—	$—	—	$14,009,180
Total	221,500	$27.05	221,500	$14,009,180

Item 3. Defaults Upon Senior Securities.

     No events occurred during the quarter covered by the report that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Shareholders (the “Annual Meeting”) of the Company was held on May 21, 2004. There were present at the Annual Meeting, in person or by proxy, holders of 29,185,220 shares (or 96.5%) of the common stock entitled to vote.

     (b) The following directors were elected to hold office for a term expiring at the 2007 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld
John J. Huntz, Jr.	27,731,050	1,454,170
Thomas E. Noonan	26,426,065	2,759,155

          The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

     (c) The appointment of Ernst & Young LLP as independent public auditors to audit the consolidated financial statements of the Company and its subsidiaries for the year ending December 31, 2004, was ratified with 28,691,272 affirmative votes cast, 492,406 negative votes cast and 1,541 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to ratify the appointment of Ernst & Young LLP.

Form 10-Q

Item 5. Other Information.

     No events occurred during the quarter covered by the report that would require a response to this item.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit 10.1	Executive Non-Competition and Severance Agreement, by and between the Registrant and Jeffrey S. Mitchell, dated June 22, 2004.

Exhibit 10.2	Form of Indemnification Agreement with certain directors and officers of the Registrant.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Report filed on Form 8-K.

On April 22, 2004, the Company filed a Current Report on Form 8-K providing disclosure on Items 7 and Item 12 of that Form.

*	In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

Form 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date: August 9, 2004	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 9, 2004	/s/ Edward K. Quibell

Edward K. Quibell
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

Form 10-Q

EXHIBIT INDEX

Exhibit 10.1	Executive Non-Competition and Severance Agreement, by and between the Registrant and Jeffrey S. Mitchell, dated June 22, 2004.

Exhibit 10.2	Form of Indemnification Agreement with certain directors and officers of the Registrant.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002