Form 10-Q
period 2004-09-30
MANHATTAN ASSOCIATES INC
filed 2004-11-09
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the Registrant’s class of capital stock outstanding as of November 5, 2004, the latest practicable date, is as follows: 30,061,105 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2004

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2003	September 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,964	$130,558
Short-term investments	4,992	18,625
Accounts receivable, net of allowance for doubtful accounts of $3,181 and $3,914 at December 31, 2003 and September 30, 2004, respectively	40,790	44,149
Prepaid expenses and other current assets	6,713	9,614

Total current assets	193,459	202,946
Property and equipment, net	12,152	12,351
Long-term investments	9,447	23,823
Acquisition-related intangible assets, net	10,942	9,086
Goodwill, net	31,688	32,402
Other assets	6,331	6,212

Total assets	$264,019	$286,820

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,235	$5,466
Accrued liabilities	3,617	4,063
Accrued compensation and benefits	6,702	5,770
Current portion of capital lease obligations	132	150
Income taxes payable	1,470	9
Deferred revenue	17,937	22,102

Total current liabilities	35,093	37,560
Deferred income taxes	396	381
Long-term portion of capital lease obligations	288	183
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2003 and September 30, 2004	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 30,086,164 and 30,049,485 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	301	300
Additional paid-in capital	143,766	147,778
Retained earnings	83,653	100,600
Accumulated other comprehensive income	720	723
Deferred compensation	(198)	(705)

Total shareholders’ equity	228,242	248,696

Total liabilities and shareholders’ equity	$264,019	$286,820

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenue:
Software and hosting fees	$9,636	$10,257	$31,152	$36,347
Services	33,546	36,759	97,171	106,693
Hardware and other	7,045	4,853	18,198	16,092
Recovery relating to bankrupt customer	—	—	848	—

Total revenue	50,227	51,869	147,369	159,132
Costs and Expenses:
Cost of software and hosting fees	1,027	977	3,372	2,650
Cost of services	13,911	17,009	40,761	48,628
Cost of hardware and other	6,016	4,211	15,572	13,860
Research and development	6,822	7,281	20,583	22,084
Sales and marketing	7,276	8,062	23,456	24,924
General and administrative	6,041	6,642	17,644	19,453
Amortization of acquisition-related intangibles	866	894	2,454	2,655
Acquisition-related expenses	885	—	885	—
Restructuring charge	—	—	893	—

Total costs and expenses	42,844	45,076	125,620	134,254

Operating income	7,383	6,793	21,749	24,878
Other income, net	402	540	2,014	1,233

Income before income taxes	7,785	7,333	23,763	26,111
Income tax provision	2,795	2,683	8,444	9,164

Net income	$4,990	$4,650	$15,319	$16,947

Basic net income per share	$0.17	$0.16	$0.52	$0.56

Diluted net income per share	$0.16	$0.15	$0.50	$0.54

Weighted average number of shares:
Basic	29,750	29,891	29,389	30,110

Diluted	31,208	30,787	30,746	31,214

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended
	September 30,
	2003	2004
Operating activities:
Net income	$15,319	$16,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,931	5,204
Amortization of acquisition-related intangibles	2,454	2,655
Stock compensation	38	869
Tax benefit of options exercised	8,609	8,795
Deferred income taxes	(437)	(1,194)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,041)	(3,443)
Other assets	(542)	(2,062)
Accounts payable and accrued liabilities	(1,136)	48
Income taxes	(100)	(1,378)
Deferred revenue	2,709	4,278

Net cash provided by operating activities	29,804	30,719
Investing activities:
Purchase of property and equipment	(5,529)	(5,426)
Net maturities (purchases) of investments	43,796	(28,055)
Purchase price adjustment relating to the ReturnCentral acquisition	(817)	(571)
Purchase price adjustment relating to the StreamSoft acquisition	—	(252)
Payments in connection with the acquisition of Avere	—	(225)
Payments in connection with the acquisition of eebiznet	—	(443)
Investment in Alien Technology Corp.	(2,000)	—

Net cash provided by (used in) investing activities	35,450	(34,972)
Financing activities:
Payment of capital lease obligations	(174)	(87)
Purchase of Manhattan common stock	—	(9,681)
Proceeds from issuance of common stock from options exercised	6,946	3,521

Net cash provided by (used in) financing activities	6,772	(6,247)
Foreign currency impact on cash	(126)	94

Net change in cash and cash equivalents	71,900	(10,406)
Cash and cash equivalents at beginning of period	64,664	140,964

Cash and cash equivalents at end of period	$136,564	$130,558

Supplemental cash flow disclosures:
Net cash paid for income taxes	$278	$1,911

Cash paid for interest	$12	$14

Non-cash transaction:
Issuance of restricted stock	$—	$1,375

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2004
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal adjustments considered necessary for a fair presentation of the financial position at September 30, 2004, the results of operations for the three and nine month periods ended September 30, 2003 and 2004 and changes in cash flows for the nine month periods ended September 30, 2003 and 2004. The results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2003.

2. Principles of Consolidation

     The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3. Revenue Recognition

     Our revenue is derived from (i) Software and Hosting Fees, which consist of revenue from the licensing and hosting of software and revenue from funded research and development efforts; (ii) Services Revenue, which consists of fees from consulting, implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions; and (iii) Hardware and Other Revenue, which consists of sales of hardware and reimbursed project expenses.

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

     We recognize software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Under SOP 97-2, we recognize software license revenue when the following criteria are met: (1) an executed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is

Form 10-Q

3. Revenue Recognition (continued)

probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized under the percentage of completion method. We estimate the percentage of completion utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We provide for project losses in their entirety in the period in which they become known. Hosting fees, which consist of fees for the license of our software and maintenance of the software and related hardware, are generally paid in advance and recognized ratably over the term of the hosting arrangement. We occasionally enter into funded research and development agreements for the enhancement of existing products or for the development of new products. Revenues from these funded development efforts are recognized under the percentage of completion method and included in the software and hosting fees line item in our condensed consolidated statements of income. The costs associated with the funded development efforts are included in the cost of software and hosting fees line item in our condensed consolidated statements of income.

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

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, which requires that the information be determined as if we had accounted for our employee stock option grants under the fair value method required by SFAS No. 123. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model. During the third quarter of 2004, we changed our method of recognizing forfeitures in computing stock-based compensation from estimating forfeitures on the grant date to recognizing them as they occur. The three and nine months ended September 30, 2004 include additional compensation expense of approximately $4.9 million representing the cumulative effect of this new policy on prior periods. Excluding this adjustment, our compensation expense would have been $6.5 million and $19.7 million and pro forma net loss would have been $1.5 million and $1.9 million for the three and nine months ended September 30, 2004, respectively. The following pro forma information adjusts the net income (loss) and net income (loss) per share of common stock for the impact of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(in thousands)		(in thousands)
Net income (loss):
As reported	$4,990	$4,650	$15,319	$16,947
Add: Stock-based employee compensation expense included in reported net income	28	404	38	869
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards	(7,109)	(11,424)	(20,590)	(24,635)

Pro forma in accordance with SFAS No. 123	$(2,091)	$(6,370)	$(5,233)	$(6,819)
Basic net income (loss) per share:
As reported	$0.17	$0.16	$0.52	$0.56
Pro forma in accordance with SFAS No. 123	$(0.07)	$(0.21)	$(0.18)	$(0.23)
Diluted net income (loss) per share:
As reported	$0.16	$0.15	$0.50	$0.54
Pro forma in accordance with SFAS No. 123	$(0.07)	$(0.21)	$(0.18)	$(0.23)

Form 10-Q

6. Comprehensive Income

     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.

     The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(in thousands)		(in thousands)
Net income	$4,990	$4,650	$15,319	$16,947
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of taxes	(11)	4	(9)	(30)
Foreign currency translation adjustment, net of taxes	90	43	223	33

Total other comprehensive income, net of taxes	79	47	214	3

Comprehensive income	$5,069	$4,697	$15,533	$16,950

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

     The following is a reconciliation of the shares used in the computation of net income per share:

	Three Months Ended		Three Months Ended
	September 30, 2003		September 30, 2004
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted Shares	29,750	29,750	29,891	29,891
Effect of CESs	—	1,458	—	896

	29,750	31,208	29,891	30,787

	Nine Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2004
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted Shares	29,389	29,389	30,110	30,110
Effect of CESs	—	1,357	—	1,104

	29,389	30,746	30,110	31,214

     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 1,015,252 and 4,051,544 for the three months ended September 30, 2003 and 2004, respectively, and 2,361,056 and 2,819,893 for the nine months ended September 30, 2003 and 2004, respectively. Such shares were not included because they were antidilutive.

Form 10-Q

8. Geographic Information

     Geographic revenue information is based on the location of the customer. Long-lived asset information is based on the physical location of the assets at the end of each of the periods.

     Revenue by geographic region/country was as follows:

	Three Months Ended
	September 30,
	2003	2004
	(in thousands)
United States	$41,551	$39,723
Europe	6,822	8,794
Rest of world	1,854	3,352

Total international	8,676	12,146

Total revenue	$50,227	$51,869

	Nine Months Ended
	September 30,
	2003	2004
	(in thousands)
United States	$119,916	$123,670
Europe	22,937	27,915
Rest of world	4,516	7,547

Total international	27,453	35,462

Total revenue	$147,369	$159,132

     Total U.S. long-lived assets were approximately $66.7 million and $78.9 million as of December 31, 2003 and September 30, 2004, respectively. Total international long-lived assets, which include assets in the United Kingdom, Netherlands, Germany, India, Japan and Australia, were approximately $3.8 million and $4.6 million as of December 31, 2003 and September 30, 2004, respectively.

9. Acquisitions

     On January 23, 2004, we acquired certain assets of Avere, Inc. (“Avere”), a provider of order management software. We completed the acquisition to enhance our product offering. We acquired substantially all of the assets of Avere for a purchase price of approximately $230,000 in cash plus a potential earnout based upon the total Avere software fees recognized by us during the period starting on December 31, 2003 and ending on December 31, 2005. The earnout payment, if any, will be calculated as the following percentages of all Avere software fees recognized during the earnout period: (i) 25% of the Avere software fees greater than $200,000 and up to and including $2 million; (ii) 30% of the Avere software fees greater than $2 million and up to and including $4 million; and (iii) 35% of the Avere software fees greater than $4 million. The entire purchase price has been recorded as acquired developed technology and is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining five-year estimated economic life of the

Form 10-Q

product, including the period being reported on. The operating results of Avere were included in our operations after January 23, 2004.

     On July 9, 2004, we acquired certain assets of eebiznet (“eebiznet”), whose primary business activities consist of the marketing and sale of supply software in France. We acquired eebiznet to expand our presence in Europe. We acquired all the outstanding shares of eebiznet for approximately $443,000 in cash plus a potential earnout based upon the sales of our software and service solutions in France during the period starting April 1, 2004 through March 31, 2006. The earnout payment, if any, will be calculated as the following percentages of all license sales in France recognized during the period: (i) 30% of the software fees in France up to €1.5 million ($1.85 million as of September 30, 2004); (ii) 40% of the software fees in France over €1.5 million ($1.85 million as of September 30, 2004); and (iii) 2% of all service revenues. The entire purchase price has been recorded as goodwill. The operating results of eebiznet were included in our operations after July 9, 2004.

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

Overview

     We are a global leader in providing supply chain execution and optimization solutions. Our integrated logistics solutions leverage a comprehensive set of applications that can be implemented as an integrated whole or as individual point solutions to better manage the supply chain. This platform for logistics is comprised of various applications including warehouse management, transportation management, distributed order management, reverse logistics and trading partner management along with Radio Frequency Identification (“RFID”), performance management and event management. Our solution offering is comprised of software, services, and hardware.

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

     We recognize software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Under SOP 97-2, we recognize software license revenue when the following criteria are met: (1) an executed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized under the percentage of completion method. We estimate the percentage of completion utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We provide for project losses in their entirety in the period in which they become known. Hosting fees, which consist of fees for the license of our software and maintenance of the software and related hardware, are generally paid in advance and recognized ratably over the term of the hosting arrangement. We occasionally enter into

Form 10-Q

funded research and development agreements for the enhancement of existing products or for the development of new products. Revenues from these funded development efforts are recognized under the percentage of completion method and included in the software and hosting fees line item in our condensed consolidated statements of income. The costs associated with the funded development efforts are included in the cost of software and hosting fees line item in our condensed consolidated statements of income.

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

Accounts Receivable

     We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in aggregate accounted for 17% and 14% of total revenue for the nine months ended September 30, 2003 and 2004, respectively. No single customer accounted for more than 10% of revenue in the nine months ended September 30, 2003 and 2004.

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

Form 10-Q

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

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Revenue

	Quarter Ended	% Change	Quarter Ended
	September 30, 2003	2003 to 2004	September 30, 2004
	(unaudited and in thousands)
Software and hosting fees	$9,636	6%	$10,257
Percentage of total revenue	19%		20%
Services	33,546	10%	36,759
Percentage of total revenue	67%		71%
Hardware and other	7,045	(31%)	4,853
Percentage of total revenue	14%		9%

Total revenue	$50,227	3%	$51,869

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

     Software and hosting fees. The increase in software and hosting fees from the quarter ended September 30, 2003 to the quarter ended September 30, 2004 was primarily due to increased sales of our expanded supply chain execution product suite and increased sales outside of North America.

     Services revenue. The increase in services revenue from the third quarter of 2003 to the third quarter of 2004 was principally due to: (i) an increase in engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. During the economic downturn, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures.

     Hardware and other. Sales of hardware are non-strategic and largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Sales of hardware decreased to approximately $3.0 million in the third quarter of 2004 from approximately $5.3 million in the third quarter of 2003. The decrease in hardware sales was attributable to customers’ desires in the current macro-economic environment to buy hardware from other suppliers offering greater discounts. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended September 30, 2003 and 2004, reimbursements by customers for out-of-

Form 10-Q

pocket expenses were approximately $1.7 million and $1.8 million, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.

Costs and Expenses

	Quarter Ended	% Change	Quarter Ended
	September 30, 2003	2003 to 2004	September 30, 2004
	(unaudited and in thousands)
Cost of software and hosting fees	$1,027	(5%)	$977
Percentage of software and hosting fees	11%		10%
Cost of services	13,911	22%	17,009
Percentage of services revenue	41%		46%
Cost of hardware and other	6,016	(30%)	4,211
Percentage of hardware and other revenue	85%		87%
Research and development	6,822	7%	7,281
Percentage of total revenue	14%		14%
Sales and marketing	7,276	11%	8,062
Percentage of total revenue	14%		16%
General and administrative	6,041	10%	6,642
Percentage of total revenue	12%		13%
Amortization of acquisition-related intangibles	866	3%	894
Percentage of total revenue	2%		2%
Acquisition-related expenses	885	(100%)	—
Percentage of total revenue	2%		0%

     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of capitalized research and development costs. During the third quarter of 2003, there was approximately $100,000 of amortization expense associated with capitalized development costs, which were fully amortized by the end of 2003. Excluding the amortization expense, the costs were consistent from the third quarter of 2003 to the third quarter of 2004.

     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the quarter ended September 30, 2004 was principally due to an increase in salary-related costs resulting from an increase of 19% in the number of personnel dedicated to the delivery of professional and technical services at the end of the third quarter of 2004 as compared to the end of the third quarter of 2003. The decrease in the services gross margin was attributable to lower average billing rates due to competitive pricing pressure, as discussed above, and increased costs due to international expansion and training.

     Cost of Hardware and other. Cost of hardware decreased to approximately $2.4 million in the third quarter of 2004 from approximately $4.3 million in the third quarter of 2003. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $1.7 million and $1.8 million for the quarters ended September 30, 2003 and 2004, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.

Form 10-Q

     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the quarter ended September 30, 2004 was principally attributable to: (i) an increase in the average number of full-time and contracted personnel dedicated to our ongoing research and development activities, including personnel related to transportation management; (ii) the expansion of our offshore development center in India; and (iii) annual compensation increases of approximately 5% in May 2004. The number of research and development personnel related to our offshore development center increased from 147 at September 30, 2003 to 234 at September 30, 2004. Our principal research and development activities during 2004 focused on the expansion and integration of new products acquired and the synchronized product release, which included expanded product functionality, interoperability and testing.

     Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which we have a detailed program design or a working model of the related product, depending upon the type of development effort. For the quarters ended September 30, 2003 and 2004, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses from the third quarter of 2003 to the third quarter of 2004 was principally attributable to: (i) greater incentive compensation paid on a greater level of sales; and (ii) continued global expansion of our sales and marketing programs as we enter and expand our presence in new markets.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the quarter ended September 30, 2004 was principally attributable to an increase in salary-related costs resulting from an increase of approximately 15% in the number of general and administrative personnel, primarily from our international expansion. Depreciation expense is included in general and administrative expenses and amounted to $1.9 million and $1.8 million during the quarters ended September 30, 2003 and 2004, respectively.

     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Logistics.com, Inc. (“Logistics.com”) in December 2002, ReturnCentral, Inc. (“ReturnCentral”) in June 2003, Streamsoft, L.L.C. (“Streamsoft”) in October 2003, Avere in January 2004, and eebiznet in July 2004. The slight increase in the amortization of acquisition-related intangibles that have finite lives and are separable from goodwill in the third quarter of 2004 was attributable to amortization expense associated with the acquisitions of ReturnCentral, Streamsoft, and Avere. Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be tested for impairment at least annually.

Form 10-Q

     Acquisition-Related Expenses. During the quarter ended September 30, 2003, we recorded expenses of $0.9 million, or 2% of total revenue, relating to fees incurred in connection with two potential acquisitions that we chose not to close. The acquisition-related expenses were presented as a separate line item in the condensed consolidated statements of income. The expenses consisted primarily of legal, accounting and travel expenses associated with the two transactions.

	Quarter Ended	% Change	Quarter Ended
	September 30, 2003	2003 to 2004	September 30, 2004
	(unaudited and in thousands)
Income from operations	$7,383	(8%)	$6,793
Percentage of total revenue	15%		13%
Other income, net	402	34%	540
Percentage of total revenue	1%		1%
Income tax provision	2,795	(4%)	2,683
Percentage of income before income taxes	36%		37%

     Income from Operations. The decrease in operating income from the quarter ended September 30, 2003 to the quarter ended September 30, 2004 was the result of the decrease in our services gross margin and increased costs from our continued global expansion.

     Other Income, Net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income increased from approximately $350,000 in the third quarter of 2003 to approximately $590,000 in the third quarter of 2004 due to an increase in funds invested and higher market interest rates. The weighted-average interest rate on investment securities at September 30, 2003 and September 30, 2004 was approximately 1.1% and 1.8%, respectively. We recorded a net foreign currency gain of $50,000 in the three months ended September 30, 2003, compared to a net foreign currency loss of $50,000 in the three months ended September 30, 2004. The foreign currency gain and loss resulted primarily from the fluctuation of the U.S. dollar relative to the British Pound and Euro.

     Income Tax Provision. Our effective income tax rates were 35.9% and 36.6% in the quarters ended September 30, 2003 and 2004, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The increase in the tax rate in 2004 was attributable to a decrease in income generated in countries with lower tax rates. The provisions for income taxes for the quarters ended September 30, 2003 and 2004 do not include the $2.8 million and $2.5 million of tax benefits realized from stock options exercised during the quarters, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

Form 10-Q

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue

	Nine Months Ended	% Change	Nine Months Ended
	September 30, 2003	2003 to 2004	September 30, 2004
	(unaudited and in thousands)
Software and hosting fees	$31,152	17%	$36,347
Percentage of total revenue	21%		23%
Services	97,171	10%	106,693
Percentage of total revenue	66%		67%
Hardware and other	18,198	(12%)	16,092
Percentage of total revenue	12%		10%
Recovery relating to bankrupt customer	848	(100%)	—
	1%		—

Total revenue	$147,369	8%	$159,132

     Software and hosting fees. The increase in software and hosting fees from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 was primarily due to increased sales of our suite of supply chain execution products including warehouse, transportation and trading partner management solutions and increased sales outside of North America.

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

     Hardware and other. Sales of hardware are non-strategic and largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Sales of hardware decreased from approximately $13.5 million in the first nine months of 2003 to approximately $10.6 million in the first nine months of 2004. The decrease in hardware sales was attributable to customers’ desires in the current macro-economic environment to buy hardware from other suppliers offering greater discounts. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the nine months ended September 30, 2003 and 2004, reimbursements by customers for out-of-pocket expenses were approximately $4.7 million and $5.5 million, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.

Form 10-Q

Costs and Expenses

	Nine Months Ended	% Change	Nine Months Ended
	September 30, 2003	2003 to 2004	September 30, 2004
	(unaudited and in thousands)
Cost of software and hosting fees	$3,372	(21%)	$2,650
Percentage of software and hosting fees	11%		7%
Cost of services	40,761	19%	48,628
Percentage of services revenue	42%		46%
Cost of hardware and other	15,572	(11%)	13,860
Percentage of hardware and other revenue	86%		86%
Research and development	20,583	7%	22,084
Percentage of total revenue	14%		14%
Sales and marketing	23,456	6%	24,924
Percentage of total revenue	16%		16%
General and administrative	17,644	10%	19,453
Percentage of total revenue	12%		12%
Amortization of acquisition-related intangibles	2,454	8%	2,655
Percentage of total revenue	2%		2%
Amortization-related expenses	885	(100%)	—
Percentage of total revenue	1%		0%
Restructuring charge	893	(100%)	—
Percentage of total revenue	1%		0%

     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of capitalized research and development costs. The decrease in cost of software fees, as a percentage of software and hosting fees and in absolute dollars, in 2004 was attributable to lower telecommunication costs associated with hosting our software solutions and lower costs relating to funded development efforts. In addition, during the nine months ended September 30, 2003, there was approximately $300,000 of amortization expense associated with capitalized development costs, which were fully amortized by the end of 2003.

     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the nine months ended September 30, 2004 was principally due to an increase in salary-related costs resulting from an increase of 19% in the number of personnel dedicated to the delivery of professional and technical services at the end of the third quarter of 2004 as compared to the end of the third quarter of 2003. The decrease in the services gross margin was attributable to lower average billing rates due to competitive pricing pressure, as discussed above, and increased costs due to international expansion and training.

Form 10-Q

     Cost of Hardware and other. Cost of hardware decreased from approximately $10.9 million in the nine months ended September 30, 2003 to approximately $8.3 million in the nine months ended September 30, 2004 as a direct result of lower sales of hardware. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $4.7 million and $5.5 million for the nine months ended September 30, 2003 and 2004, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.

     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the nine months ended September 30, 2004 was principally attributable to: (i) an increase in the average number of full-time and contracted personnel dedicated to our ongoing research and development activities, including personnel related to transportation management; (ii) the expansion of our offshore development center in India; and (iii) annual compensation increases of approximately 5% in May 2004. The number of research and development personnel related to our offshore development center increased from 147 at September 30, 2003 to 234 at September 30, 2004. Our principal research and development activities during 2004 focused on the expansion and integration of new products acquired and the synchronized product release, which included expanded product functionality, interoperability and testing.

     Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which we have a detailed program design or a working model of the related product, depending upon the type of development effort. For the nine months ended September 30, 2003 and 2004, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

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

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the nine months ended September 30, 2004 was principally attributable to an increase in salary-related costs resulting from an increase of approximately 15% in the number of general and administrative personnel, primarily from our international expansion. Depreciation expense is included in general and administrative expenses and amounted to $5.7 million and $5.3 million during the nine months ended September 30, 2003 and 2004, respectively.

     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Logistics.com in December 2002, ReturnCentral in June 2003, Streamsoft in October 2003, Avere in January 2004, and eebiznet in July 2004. The slight increase in the amortization of acquisition-related intangibles that have finite lives and are separable from goodwill in 2004 was attributable to amortization expense associated with the acquisitions of ReturnCentral, Streamsoft, and Avere. Effective January 1, 2002, we adopted SFAS No. 142, which requires that

Form 10-Q

goodwill and certain intangible assets no longer be amortized to earnings, but instead be tested for impairment at least annually.

     Acquisition-Related Expenses. During the nine months ended September 30, 2003, we recorded expenses of $0.9 million, or 1% of total revenue, relating to fees incurred in connection with two potential acquisitions that we chose not to close. The acquisition-related expenses were presented as a separate line item in the condensed consolidated statements of income. The expenses consisted primarily of legal, accounting and travel expenses associated with the two transactions.

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

	Nine Months Ended	% Change	Nine Months Ended
	September 30, 2003	2003 to 2004	September 30, 2004
	(unaudited and in thousands)
Income from operations	$21,749	14%	$24,878
Percentage of total revenue	15%		16%
Other income, net	2,014	(39%)	1,233
Percentage of total revenue	1%		1%
Income tax provision	8,444	9%	9,164
Percentage of income before income taxes	36%		35%

     Income from Operations. The increase in operating income from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 represents a combination of growth in higher margin software and services fees and improved efficiencies throughout our business.

     Other Income, Net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income increased from approximately $1.1 million in the first nine months of 2003 to approximately $1.5 million in the first nine months of 2004 due to an increase in funds invested and higher market interest rates. The weighted-average interest rate on investment securities at September 30, 2003 and September 30, 2004 was approximately 1.1% and 1.8%, respectively. We recorded a net foreign currency gain of approximately $0.9 million in the nine months ended September 30, 2003, compared to a net foreign currency loss of $0.2 million in the nine months ended September 30, 2004. The foreign currency gain and loss resulted primarily from the fluctuation of the U.S. dollar relative to the British Pound and Euro.

     Income Tax Provision. Our effective income tax rates were 35.5% and 35.1% in the nine months ended September 30, 2003 and 2004, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The provisions for income taxes for the nine months ended September 30, 2003 and 2004 do not include the $8.6 million and $8.8 million of tax benefits realized from stock options exercised during the nine month periods, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

Form 10-Q

Liquidity and Capital Resources

     We have funded our operations primarily through cash generated from operations. As of September 30, 2004, we had approximately $173.0 million in cash, cash equivalents and investments, as compared to approximately $155.4 million at December 31, 2003.

     Our operating activities provided cash of approximately $29.8 million for the nine months ended September 30, 2003 and $30.7 million for the nine months ended September 30, 2004. Cash from operating activities for the nine months ended September 30, 2004 arose principally from operating income, increases in prepayments of professional services, customer support services and software enhancement subscriptions, and income tax benefits arising from exercises of stock options by employees, offset by an increase in accounts receivable and other assets. Days sales outstanding increased to 78 days at September 30, 2004 from 76 days at December 31, 2003.

     Our investing activities provided cash of approximately $35.5 million for the nine months ended September 30, 2003 and used cash of approximately $35.0 million for the nine months ended September 30, 2004. Our use of cash for investing activities for the nine months ended September 30, 2004 was to purchase approximately $5.4 million of capital equipment to support our business and infrastructure and the net purchases of investments of approximately $28.1 million.

     Our financing activities provided cash of approximately $6.8 million for the nine months ended September 30, 2003 and used cash of approximately $6.2 million for the nine months ended September 30, 2004. The principal use of cash for financing activities for the nine months ended September 30, 2004 was to purchase approximately $9.7 million of Manhattan common stock, partially off-set by the proceeds from the issuance of common stock pursuant to the exercise of stock options.

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

     We recognized a foreign exchange rate gain of approximately $0.9 million and a foreign exchange rate loss of approximately $0.2 million during the nine months ended September 30, 2003 and 2004, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at September 30, 2004 relative to the U.S. dollar would result in approximately a $1.1 million change in the reported foreign currency loss for the nine months ended September 30, 2004.

Interest Rates

     We invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from operations.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at September 30, 2003 and September 30, 2004 was approximately 1.1% and 1.8%, respectively. The fair value of cash equivalents and investments held at September 30, 2004 was $167.3 million. Based on the average investments outstanding during 2004, an increase or decrease of 25 basis points would result in an increase or decrease to interest income of approximately $300,000 from the reported interest income for the nine months ended September 30, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table provides information about purchases by us of our common stock during the three months ended September 30, 2004. All such purchases were made in open-market transactions pursuant to a repurchase plan publicly announced in July 2003 and that expired on July 17, 2004. In July 2004, our Board of Directors authorized, and we publicly announced, the repurchase of up to an additional $20 million of our common stock over a period ending no later than July 21, 2005.

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	(a) Total Number of	(b) Average Price	of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs	Plans or Programs
July 1 – July 31, 2004	38,000	$26.04	38,000	$19,010,490
August 1 – August 31, 2004	80,000	$24.00	80,000	$17,090,640
September 1 – September 30, 2004	34,000	$23.03	34,000	$16,307,685

Total	152,000	$24.29	152,000	$16,307,685

Item 3. Defaults Upon Senior Securities.

     No events occurred during the quarter covered by the report that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders.

     No events occurred during the quarter covered by the report that would require a response to this item.

Item 5. Other Information.

     No events occurred during the quarter covered by the report that would require a response to this item.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Form 10-Q

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

Form 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.
Date: November 9, 2004	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 9, 2004	/s/ Edward K. Quibell
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