Form 10-K
period 2004-12-31
MANHATTAN ASSOCIATES INC
filed 2005-03-16
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___

Commission File Number: 000-23999

Manhattan Associates, Inc.

(Exact Name of Registrant As Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization) 2300 Windy Ridge Parkway, Suite 700 Atlanta, Georgia (Address of Principal Executive Offices)	58-2373424 (I.R.S. Employer Identification No.) 30339 (Zip Code)

Registrant’s telephone number, including area code: (770) 955-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on June 30, 2004 as reported by the Nasdaq Stock Market, was approximately $919,214,409. As of March 14, 2005, the Registrant had outstanding 29,591,324 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2005 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

PART I

Item 1. Business

     We are a leading global provider of technology-based solutions to improve the effectiveness of and the efficiencies within and across the supply chain. Our solutions, which consist of software, services and hardware, enhance distribution and transportation efficiencies through the real-time integration of supply chain constituents, including manufacturers, distributors, retailers, suppliers, transportation providers and consumers. Our software consists of five key solution groups within supply chain execution (“SCE”) systems: warehouse management, transportation management, trading partner management, distributed order management and reverse logistics management. In addition, we provide additional solutions that support or enhance the functionality of our five key solutions, such as performance management and Radio Frequency Identification (“RFID”). We refer to the combination of our solutions as Integrated Logistics Solutions™. Warehouse management solutions include the performance of the many processes that take place in the warehouse and distribution center, beginning with the placement of an order by a customer and ending with the order fulfillment process. Transportation management solutions include functionality that allows a company to optimally procure, plan and execute transportation services, including the delivery of the order to the end customer. Trading partner management solutions provide real-time synchronization of key processes and their associated information flows across the supply chain, including customer process synchronization, supplier process management, global inventory visibility and supply chain event management. Distributed order management solutions manage the order fulfillment lifecycle across the supply chain to coordinate the movement of goods, orchestrate the re-supply of products and consider global inventory for optimal fulfillment. Reverse logistics management solutions manage and automate the returns process, tracking, storing, referencing and reporting on returned merchandise to increase net asset recovery. Performance management solutions use analytic tools and alerting processes that allow distribution center managers to monitor events within the supply chain cycle, analyze historical data and generate reports. Our RFID in a Box® solution provides an integration and reporting platform between RFID readers and SCE and Enterprise Resource Planning (“ERP”) systems for electronic product code (“EPC”) compliance. We also provide services, including design, configuration, implementation, product assessments and training services, plus customer support services and software enhancement subscriptions.

     We currently provide our solutions to manufacturers, distributors, retailers and transportation providers primarily in the following markets: retail, consumer goods, food and grocery, logistics service providers, industrial and wholesale, high technology and electronics, life sciences and government. As of December 31, 2004, our software has been licensed for use by more than 900 customers including Abbott Laboratories, Inc., AmerisourceBergen Services Corp., BJ’s Wholesale Club, Inc., Bristol-Myers Squibb Company, BMW Group, Cingular Wireless LLC, Costa’s PTY, Limited, Exel plc, Giant Eagle, Inc., Guess?, Inc., Gulf States Toyota, Halfords Ltd., Mary Kay Inc., Newell Rubbermaid Inc., NYK Logistics (Europe) Limited, Olympus America, Inc., Sara Lee Corporation, Sysco Corporation, TDG (UK) Limited, Tiffany and Co. and Wolverine World Wide, Inc.

     We are a Georgia corporation formed in February 1998 to acquire all of the assets and liabilities of Manhattan Associates Software, LLC, our predecessor. References in this filing to the “Company,” “Manhattan,” “Manhattan

Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries. Our principal executive offices are located at 2300 Windy Ridge Parkway, Suite 700, Atlanta, Georgia 30339, and our telephone number is 770-955-7070.

Industry Background

     Modern companies face increased globalization, outsourcing, channel convergence and regulatory and security requirements. In addition, technological innovations, such as RFID, rising logistics costs, increasing competition and smaller margins are causing companies to closely examine their supply chain operations. These companies have realized that, if executed properly, the supply chain can be a major competitive differentiator.

     The traditional push methodology, where companies would dictate customers’ options, has given way to a more customer demand-driven, pull methodology. The result has been an increased need for communication with trading partners and a closer examination of business process and systems. Unlike in the past, when companies were looking to simply establish supply chain systems, they are now looking to maximize their investments across the supply chain. In doing so, they are seeking to solve specific operational pain points with solutions that can scale as their business grows and integrate with other systems, such as their ERP, material handling equipment or other solutions. In addition, companies are increasingly seeking to reduce the number of vendors they work with and increase overall integration without compromising quality or performance.

Manhattan Associates’ Solution

     Our solutions are modular and employ leading database technology to address a full range of requirements of modern, complex distribution centers, transportation networks and the overall supply chain, including warehouse management, transportation management, trading partner management, distributed order management, reverse logistics management, RFID and performance management. Our warehouse management solutions include the performance of the many processes that take place in the warehouse and distribution center, beginning with the execution of an order by a customer and ending with the fulfillment and delivery of the order to the end customer. Our transportation management solutions include functionality that allows a company to optimally procure, plan and execute transportation services. Our trading partner management solutions provide real-time synchronization of key processes and their associated information flows across the extended supply chain, including customer process synchronization, supplier process management, global inventory visibility and, supply chain event management, and includes real-time monitoring and alerting. Distributed order management solutions manage the order fulfillment lifecycle across the supply chain to coordinate the movement of goods, orchestrate the re-supply of products and consider global inventory for optimal fulfillment. Reverse logistics management solutions manage and automate the returns process, tracking, storing, referencing and reporting on returned merchandise to increase net asset recovery. In addition to these solutions, we also provide performance management and RFID solutions that enhance the functionality of our other key solutions. Performance management solutions use analytic tools, which allow distribution center managers to monitor events within the supply chain cycle, analyze historical data and generate reports. Our RFID in a Box® solution provides an integration and reporting platform between RFID readers and SCE and ERP systems for EPC compliance. Our solutions, together with our professional services capabilities, enable our customers to optimize their supply chain effectiveness and efficiencies by:

•	reducing inventory levels and increasing inventory turnover;

•	improving inventory and order accuracy;

•	improving compliance with customer requirements, including the RFID/EPC compliance requirements;

•	facilitating the requirements of multi-channel fulfillment, including complying with industry shipping standards, unique pallet configuration and customer-specific personalization, labeling and packaging;

•	improving visibility of inventory, order status and delivery status;

•	improving communication with other participants in the supply chain, including suppliers, customers and transportation providers;

•	bypassing links in the supply chain;

•	enabling and facilitating distribution through multiple delivery channels;

•	increasing the productivity of labor, facilities and materials-handling equipment; and

•	lowering transportation costs.

Strategy

     Our objective is to extend our position as a leading provider of technology-based SCE solutions. We aim to achieve this objective by delivering warehouse management, transportation management, trading partner management, distributed order management, reverse logistics, performance management and RFID solutions that help global manufacturers, retailers and transportation providers successfully manage the growing demands, complexity and volatility of their local and global supply chains. Our solutions are advanced, highly functional, highly scaleable and allow our customers to improve relationships with suppliers, customers and transportation providers, leverage their investments across the supply chain, effectively manage transportation costs and meet dynamically changing customer requirements. Our strategies to accomplish our objective include the following:

     Develop and Enhance Software Solutions. We intend to continue to focus our product development resources on the development and enhancement of our software solutions. We offer what we believe to be the broadest solution set in the SCE marketplace, founded upon software solutions, as described herein, to address all aspects of warehouse management, transportation management, trading partner management, distributed order management, reverse logistics, performance management and RFID. In order to provide additional functionality and value to our solutions, we plan to continue to provide enhancements to existing solutions and to introduce new solutions to address evolving industry standards and market needs. We identify further enhancements to our solutions and opportunities for new solutions through our customer support organization as well as ongoing customer consulting engagements and implementations, interactions with our user groups and participation in industry standards and research committees. Our solutions address the needs of customers in various vertical markets including retail, consumer goods, food and grocery, logistics service providers, industrial and wholesale, high technology and electronics, life sciences and government. We intend to continue to enhance the functionality of our solutions to meet the dynamic requirements of these vertical markets as well as new vertical markets.

     Expand International Sales. We believe that our solutions offer significant benefits for customers in international markets. We have more than 550 employees outside the United States focused on international sales, servicing our international clients and product development. In addition to offices in Australia, China, France, Germany, India, Japan, the Netherlands, Singapore and the United Kingdom, we have also established reseller partnerships in Latin America. Our international strategy includes leveraging the strength of our relationships with current customers that also have significant overseas operations and the pursuit of strategic marketing partnerships with international systems integrators and third-party software application providers.

     Expand Our Strategic Alliances and Indirect Sales Channels. We currently sell our products primarily through our direct sales personnel. We have worked on joint projects and joint sales initiatives with industry-leading consultants and software systems implementers, including most of the large consulting firms and other systems consulting firms specializing in our targeted industries, to supplement our direct sales force and professional services organization. We have been expanding our indirect sales channels through reseller agreements, marketing agreements and agreements with third-party logistics providers. These alliances extend our market coverage and provide us with new business leads and access to trained implementation personnel. We have strategic alliances with complementary software providers, third party integrators/consultants and hardware vendors including Alien Technology, JDA Software, Lawson, Microsoft, Symbol Technologies, FKI Logistix, Siemens Logistics and Assembly Systems and Intentia.

     Acquire or Invest in Complementary Businesses. We intend to pursue strategic acquisitions of technologies, solutions and businesses that enable us to enhance and expand our SCE solutions and service offerings. More specifically, we intend to pursue acquisitions that will provide us with complementary solutions and technologies, expand our geographic presence and distribution channels, extend our presence into other vertical markets with similar challenges and requirements of those we currently meet and/or further solidify our leadership position within the seven primary components of SCE: warehouse management, transportation management, trading partner management, distributed order management, reverse logistics management, performance management and RFID.

Solutions and Services

     Solutions. Our solutions are designed to enable our customers to manage the operations of their distribution centers and transportation networks and improve visibility of critical information between supply chain partners to achieve greater effectiveness and efficiency across the supply chain. Our solutions operate across the Unix, iSeries (AS/400) and Windows computing platforms. Our solutions operate on multiple hardware platforms utilizing various hardware systems and inter-operate with many third-party software applications and legacy systems. This interfacing and open system capability enables customers to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide interface toolkits for most ERP systems to enhance communication and reduce implementation costs between our core products and our clients’ host systems. We currently offer interface toolkits to systems developed by Oracle, SAP, Lawson, JDA Software, Essentus and Intentia.

     Our Warehouse Management solution group includes our Warehouse Management solution, Labor Management solution, Slotting Optimization solution and Billing Management solution.

•	Our Warehouse Management solution manages all aspects of distribution center operations including receiving, returns processing, inventory management and order fulfillment, including replenishment, picking, packing and shipping.

•	Our Labor Management solution enables distribution center managers to access performance levels in real-time; visualize labor in graphics and spreadsheets; measure productivity against Engineered Labor Standards; and analyze efficiency throughout the warehouse.

•	Our Slotting Optimization solution determines the most beneficial and ergonomic placement of items in a distribution center. This solution, which uses genetic algorithms, is a pickline optimization system that performs daily maintenance, is easy to implement and configure and reduces labor costs and workers’ compensation claims, while increasing throughput.

•	Our Billing Management solution is a dynamic billing solution that captures information from SCE systems to enable third-party logistics, or 3PL service providers to track and bill clients for inventory handling, storage, fulfillment and transportation activities.

     Our Transportation Management solution group includes our Transportation Procurement solution, Transportation Planning & Execution solution, Load Management solution and Carrier Management solution.

•	Our Transportation Procurement solution enables the development and management of a transportation strategy that considers critical business factors and enables shippers to solicit bids from transportation providers, design the most optimal strategic plan, acquire transportation service contracts and manage those contracts on an ongoing basis.

•	Our Transportation Planning & Execution solution allows shippers to execute complex, strategic routing guides in real time and dynamically monitor critical metrics and events, enabling shippers to make ongoing adjustments to the routing guide that protect service and savings.

•	Our Load Management solution provides visibility into yard activities so customers can plan and execute upon loads coming into and going out of their facilities. The solution enables the generation of an efficient plan for yard execution and considers all complex requirements associated with shipping and receiving as well as enables carriers and suppliers to schedule appointments or requests.

•	Our Carrier Management solution is a management and analysis solution that allows transportation providers to determine the most profitable opportunities and then strategically target the most valuable freight and profitable destinations. It helps providers make globally optimal resource-to-load assignments, dramatically reducing overall empty mileage, enhance driver satisfaction and optimize fuel expenditures, while ensuring on-time service and maximizing net contribution per day.

     Our Trading Partner Management solution group includes our Supplier Enablement solution, Logistics Hub Management solution, Carrier Enablement solution and Customer/Store Enablement solution.

•	Our Supplier Enablement solution extends supply chain execution capabilities to vendors and factories through purchase order management and fulfillment and shipping management to improve visibility, operational efficiencies and inventory accuracy.

•	Our Logistics Hub Management solution extends supply chain execution capabilities to hubs, enabling them to manage advance ship notices associated with incoming receipts as well as create automatic shipping notifications (ASNs) for outbound shipments.

•	Our Carrier Enablement solution provides visibility to in-transit shipments and allows carriers to provide information regarding the status of the shipment to enable better planning around distribution activities as well as improved communication to other supply chain partners.

•	Our Customer/Store Enablement solution provides order/inventory visibility and Web-based order entry for both customers and shippers. Orders are placed through the portal, processed and passed directly to back-end systems, and customers and stores can confirm receipts using the same portal.

     Our Distributed Order Management solution group includes our Distributed Order Management solution.

•	Our Distributed Order Management solution aggregates and manages customer orders from multiple channels and balances supply with demand to fulfill orders. In addition, it coordinates the movement of goods, orchestrates the re-supply of products and considers all global inventory for optimal fulfillment.

Our Reverse Logistics Management solution group includes our Reverse Logistics Management solution and Multi-Modal Returns Management solution.

•	Our Reverse Logistics Management solution manages the returns process using a sophisticated workflow engine to automate each step of the return and disposition process. This Web-based solution tracks, stores, references and reports on critical business information to help companies boost net asset recovery.

•	Our Multi-Modal Returns Management solution provides a smart label containing customer purchase data that is automatically printed and sent with every outbound order to better track returns.

     Our Performance Management solution group includes our Events solution, Analysis solution and Reporting module.

•	Our Events solution monitors processes and provides immediate notification of problems or important events, so companies can proactively address issues.

•	Our Analysis solution provides strategic multi-dimensional distribution center activity and trend analysis of historical data presented in a flexible, graphic format.

•	Our Reporting module provides users with a set of pre-configured, browser-based productivity and management reports. Users have the ability to extend and customize the pre-configured reports or create their own ad hoc reports utilizing the embedded report-writing tool.

     Our RFID solution group includes our RFID in a Box® solution, Integration Platform for RFID, RFID Services and RFID-Enabled Applications.

•	Our RFID in a Box® solution provides all the hardware, software and middleware components and services required to successfully deploy a targeted or enterprise-wide EPC-compliant RFID initiative.

•	Our Integration Platform for RFID is comprised of platform-independent middleware that eases deployment across RFID devices. It includes our Integration Manager, which simplifies integration and reduces implementation time, and our EPC Manager, which offers compliance with EPC standards.

•	Our RFID Services are made up of our Implementation Services for RFID, which includes a proven implementation framework, pilot testing, full scale implementation and training, and our RFID Product Assessment, which simulates a variety of RFID environments to provide customers with a best scenario recommendation.

•	Our RFID-Enabled Applications, which include our Warehouse Management and Transportation Management solutions, leverage the data transmitted by RFID tags and execute against it. This increases the speed and efficiency of warehouse processes and allows for easy location and tracking of containers to synchronize supply chain strategies across the trading partner network.

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

     Although our professional services are optional, substantially all of our customers use at least some portion of these services for the implementation and ongoing support of our software products. Professional services are typically rendered under time and materials-based contracts, with services typically billed on an hourly basis. Professional services are sometimes rendered under fixed-fee based contracts, with payments due on specific dates or milestones. We believe that increased sales of our software solutions will drive higher demand for our consulting services.

     Our professional services group consists of business consultants, systems analysts and technical personnel devoted to assisting customers in all phases of the implementation of our systems, including planning and design, customer-specific configuring of modules, and on-site implementation or conversion from existing systems. Our consulting personnel undergo extensive training on supply chain operations and our products. We believe that this training enables us to productively use newly-hired consulting personnel. At times, we use third-party consultants, such as those from major systems integrators, to assist our customers in certain implementations.

     We have developed a proprietary, standardized implementation methodology called PRISM, which leverages our solutions’ architecture with the knowledge and expertise gained from completing more than 1,600 installations worldwide. The modular design of our solutions significantly reduces the complexities associated with integrating to existing systems, including ERP, Supply Chain Management (“SCM”), Customer Relationship Management (“CRM”), e-business systems and complex material handling systems. As a result, we have been able to deploy a fully automated inbound and outbound system in less than two months.

     Customer Support Services and Software Enhancements. We offer a comprehensive program that provides our customers with timely software upgrades that offer additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Over the last three years, our annual renewal rate of customers subscribing to comprehensive support and enhancements has been approximately 90%. We have the ability to remotely access the customer’s system in order to perform diagnostics, on-line assistance and assist in software upgrades. We offer 24x7 customer support plus software upgrades for an annual fee paid in advance, determined based on the level of service needed by the customer.

     Training. We offer training in a structured environment for new and existing users. Training programs are provided on a per-person, per-class basis at fixed fees. We currently have courses available to provide training on solution use, configuration, implementation and system administration. We have also developed several computer-based training programs that can be purchased for a fixed fee for use at client sites.

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

Sales and Marketing

     We employ multiple discipline sales teams that consist of professionals with industry experience in sales and technical sales support. To date, we have generated the majority of our revenue from sales of software through our direct sales force. We plan to continue to invest significantly to expand our sales, services and marketing organizations within the United States, Europe, the Middle East and Africa (“EMEA”) and Asia Pacific and to pursue strategic marketing partnerships. We conduct comprehensive marketing programs that include advertising, public relations, trade shows, joint programs with vendors and consultants and ongoing customer communication programs. The sales cycle typically begins with the generation of a sales lead, through in-house telemarketing efforts, trade shows or other means of referral, or the receipt of a request for proposal from a prospective customer. The sales lead or request for proposal is followed by the qualification of the lead or prospect, an assessment of the customer’s requirements, a formal response to the request for proposal, presentations and product demonstrations, site visits to an existing customer using our supply chain execution system and contract negotiation. The sales cycle can vary substantially from customer to customer, but typically requires three to nine months.

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

     We have an established program intended to foster joint sales and marketing efforts with our business partners. In some cases, this included joint development work to make our products and our partner’s products interface seamlessly. Among others, partnerships arising from our Manhattan Associates Partner Program (MAP2) include: JDA Software Group, Inc., a leading global provider of integrated software and professional services to retailers and their suppliers; Intentia International AB, a leading global supplier of ERP solutions; ProClarity Corporation (formerly Knosys, Inc.), a provider of analytic front-end technology designed specifically for Microsoft SQL Server 2000 Analysis Services; Siemens Logistics and Assembly Systems, Inc, a world leader in providing system solutions from concept through implementation in manufacturing, automotive, distribution, parcel and freight, postal, air cargo, baggage handling and software applications; IBM, a globally recognized leader in technology solutions; and Accenture, a leading global consulting company.

Customers

To date, our customers have been suppliers, manufacturers, distributors, retailers and transportation providers in a variety of industries. The following table sets forth a representative list of customers that contracted to purchase solutions and services from us in 2004.

AEC One Stop Group, Inc.	Interstate Distributor Company
Alco Industries	JDC Logistics, Inc.
Argos Limited	Josiah Wedgwood & Sons, Ltd.
Automatiq, Inc.	Kellwood Company
Averitt Express, Inc.	KLLM Transport Services, Inc.
BCA (A Partnership)	Libbey Glass, Inc.
Bed, Bath & Beyond	LM Services, LLC (Schwab Co.)
Birds Eye Foods, Inc.	LVMH Perfumes & Cosmetics
Blair Corporation	Mary Kay, Inc.
Borders Group, Inc.	Metron North America, Ltd.
Bosch Sicherheitssysteme	Mothercare UK Limited
British Land Company PLC	Motorola, Inc.
C&S Wholesale Grocers	Nippon Express USA, Inc.
CalArk International	Norauto
Canon (UK) Limited	Novant Health, Inc.
Chico’s Retail Services, Inc.	Party City Corporation
Coles Myer, Ltd.	Pearl, Incorporated
CoLinx	Perry Ellis International
Co-operative Group (CWS) Limited	Polo Ralph Lauren Corp.
Cornerstone Brands, Inc.	PT Sejatibina Delta Informatika
Cost Plus, Inc.	Revlon Consumer Products
CSK Auto, Inc.	Revman International
Dart Transit Company	Samskip hf.
Debenhams Retail, Plc.	Sara Lee Foods, Inc.
Deluxe Media Services	Saud Bahwan Automotive
Deschenes Group, Inc.	Shire, LLC
Distribudora Flexi, S.A. de C.V.	Sodimac S.A.
Dollar General Corporation	South Cone, Inc. (dba Reef)
Electronics for Imaging	Springs Industries
Estee Lauder N.V.	Tally-Weijl
Ewals Integrated Logistics	Technicolor Videocassette
Excell Home Fashions, Inc.	The Boots Company Plc.
Follett Higher Education Group, Ltd.	The Cato Corporation
GameStop Inc.	The Children’s Place
Geest Foods Limited	The Forzani Group, Ltd.
Global Home Products	The Hillman Group
Global Logistics Services, Inc.	The Jay Group, Inc.
Global One Logistics	Thos. Somerville Company
Globe Express Services	Tibbett and Britten Limited
GSI Commerce Solutions, Inc.	TNT Fashion Logistics B.V.
Guangzhou Wise Logistics	TNT Logistics
Guess?, Inc.	University of Cambridge L.E.S.
Halfords	Urban Outfitters, Inc.
Healthcare Logistics	Walgreen Co.
Henkel Corporation	Warnaco, Inc.
Hewlett-Packard Oy	Wolverine Worldwide Inc.
HoMedics USA, Inc.

     Our top five customers in aggregate accounted for 16%, 16% and 14% of total revenue for each of the years ended December 31, 2002, 2003 and 2004, respectively. No single customer accounted for more than 10% of revenue in 2002, 2003 or 2004.

Product Development

     Our development efforts are focused on adding new functionality to existing solutions, integrating the various solution offerings, enhancing the operability of our solutions across distributed and alternative hardware platforms, operating systems and database systems and developing new solutions. We believe that our future success depends in part upon our ability to continue to enhance existing solutions, to respond to dynamically changing customer requirements and to develop new or enhanced solutions that incorporate new technological developments and emerging supply chain and industry standards. To that end, our development efforts frequently focus on base system enhancements and the incorporation into our solutions of new user requirements and features identified and created through customer and industry interactions and systems implementations. As a result, we are able to continue to offer our customers a packaged, highly configurable solution with increasing functionality rather than a custom-developed software program. We have also developed interface toolkits for most major ERP systems to enhance communication and improve data flows between our core solutions and our clients’ host systems.

     We plan to principally conduct our development efforts internally in order to retain development knowledge and promote the continuity of programming standards; however, some projects that can be performed separately and/or require special skills may be outsourced. Periodically, we use third-party research and development companies to localize our products into Japanese, German, French and Spanish. We also established an off-shore development center in Bangalore, India during 2002, which now has more than 279 research and development professionals. The off-shore development center also employs several Indian citizens currently working for and holding extensive development experience with us.

     We continue to devote a significant portion of our research and development efforts to the enhancement and integration of all of our solutions. We have developed a release program for all solutions, which provides our customers with updates to all of our solutions. Our product development efforts will principally be focused on enhancement of our existing solutions, development of new solutions and modules and continued localization of our solutions into various international markets.

     Our research and development expenses for the years ended December 31, 2002, 2003 and 2004 were $20.8 million, $27.0 million, and $28.8 million, respectively. We intend to continue to invest significantly in product development.

Competition

     Our solutions are targeted at the SCE market, which is rapidly consolidating, intensely competitive and characterized by rapid technological change. The principal competitive factors affecting the market for our solutions include:

•	vendor and product reputation;

•	compliance with industry standards;

•	solution architecture;

•	solution functionality and features;

•	ease and speed of implementation;

•	return on investment;

•	solution quality and performance;

•	total cost of ownership;

•	solution price; and

•	level of support.

     We believe that we compete favorably with respect to each of these factors. Our competitors are diverse and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. Our existing competitors include:

•	the corporate information technology departments of current or potential customers capable of internally developing solutions;

•	supply chain execution vendors, including Catalyst International, Inc., Highjump (3M), Optum, Inc., Provia Software, Inc., RedPrairie Corporation and SSA Global Technologies, Inc. among others;

•	ERP or SCM application vendors with solutions or modules of their solution offering varying degrees of SCE functionality, such as i2 Technologies, Manugistics Group, Inc., Oracle Corp., Retek, Inc. and SAP AG; and

•	smaller independent companies that have developed or are attempting to develop distribution center management software that competes with our SCE solutions.

     We may face competition in the future from ERP and SCM applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain execution software. To the extent such ERP and SCM vendors develop or acquire systems with functionality comparable or superior to our solutions, their significant installed customer bases, long-standing customer relationships and ability to offer a broad solution could provide a significant competitive advantage over our solutions. In addition, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. Both Oracle and SAP have entered the market for SCM applications. We believe that the domain expertise required to compete provides us with a competitive advantage and is a significant barrier to market entry. However, some of our competitors have significant resources at their disposal, and the degree to which we will compete with these new products in the marketplace is still undetermined.

     Many of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we do. In order to be successful in the future, we must continue to respond promptly and effectively to technological change and competitors’ innovations. We cannot assure you that our current or potential competitors will not develop solutions comparable or superior in terms of price and performance features to those developed by us. In addition, we cannot assure you that we will not be required to make substantial additional investments in connection with our research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future. Increased competition may result in reductions in market share, pressure for price reductions and related reductions in gross margins, any of which could materially and adversely affect our ability to achieve our financial and business goals. We cannot give assurance that in the future we will be able to successfully compete against current and future competitors.

International Operations

     Our international revenue was approximately $33.4 million, $38.7 million and $48.7 million for the years ended December 31, 2002, 2003 and 2004, respectively, which represents approximately 19%, 20% and 23% of our total revenue for the years ended December 31, 2002, 2003 and 2004, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have over 550 employees outside the United States. We have offices in Australia, China, France, Germany, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America.

     We conduct our direct European operations principally out of offices in the United Kingdom, the Netherlands, Germany and France, consisting of approximately 170 employees. Total revenue for European operations was approximately $29.3 million, $31.9 million and $35.5 million for the years ended December 31, 2002, 2003 and 2004, respectively, which represents approximately 17%, 16% and 17% of our total revenue for the years ended December 31, 2002, 2003 and 2004, respectively.

Proprietary Rights

     We rely on a combination of copyright, trade secret, trademark, service mark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We have registered trademarks for PkMS, PickTicket Management System, PTRS, Have/Needs Analysis, LogisticsPRO, InfoLink, InfoLink Order, Infolink Source, PkCost, PkView, PkAllocate, WorkInfo, SmartInfo, SlotInfo, SystemLink, DCMS, Logistics.com, RFID in a Box, Integrated Logistics Solutions, Manhattan Associates and the Manhattan Associates logo as a design mark. We have no registered copyrights. We generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to, and distribution of, our proprietary information. We license our solutions to our customers and restrict the customer’s use for internal purposes without the right to sublicense the solutions. However, we believe that this provides us only limited protection. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot assure you that we will successfully deter misappropriation or independent third-party development of our technology or prevent an unauthorized third party from copying or obtaining and using our products or technology. In addition, policing unauthorized use of our solutions is difficult, and while we are unable to determine the extent to which piracy of our software solutions exist, software piracy could become a problem.

     As the number of supply chain management solutions in the industry increases and the functionality of these solutions further overlaps, companies that develop software may increasingly become subject to claims of infringement or misappropriation of intellectual property rights. Third parties may assert infringement or misappropriation claims against us in the future for current or future products. Any claims or litigation, with or without merit, could be time-consuming, result in costly litigation, divert management’s attention and cause product shipment delays or require us to enter into royalty or licensing arrangements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such claims or litigation could also have a material adverse effect on our business, financial condition and results of operations.

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

Employees

     As of December 31, 2004, we had nearly 1,400 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. As of December 31, 2004, certain of our employees were employed pursuant to the H-1(B), non-immigrant work-permitted visa classification.

Executive Officers and Directors

     Our executive officers and directors and certain information about them are as follows:

Name	Age	Position
Peter F. Sinisgalli	49	President, Chief Executive Officer and Director
Steven R. Norton	43	Senior Vice President and Chief Financial Officer
Jeffrey S. Mitchell	37	Executive Vice President, Americas Operations
Jeffry W. Baum	42	Senior Vice President, International Operations
John J. Huntz, Jr.	54	Chairman of the Board of Directors(1)(2)(3)
Richard M. Haddrill	51	Vice Chairman of the Board of Directors
Brian J. Cassidy	59	Director(2)(3)
Paul R. Goodwin	61	Director(1)(3)
Thomas E. Noonan	44	Director(1)(2)
Deepak Raghavan	38	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating and Governance Committee.

     The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. The Board is currently comprised of two Class I directors (Messrs. Cassidy and Goodwin), two Class II directors (Messrs. Raghavan and Haddrill) and three Class III directors (Messrs. Huntz, Noonan and Sinisgalli). At each annual meeting of shareholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the Class I directors, Class II directors and Class III directors will expire upon the election and qualification of successor directors at the 2005, 2006 and 2007 annual meetings of shareholders, respectively.

     Peter F. Sinisgalli has served as our President and Chief Executive Officer and a member of our Board of Directors since July 1, 2004. Mr. Sinisgalli joined the Company in March 2004 as President and Chief Operating Officer, and assumed the role of Chief Executive Officer in July 2004. From April 2003 until February 2004, Mr. Sinisgalli served as President and Chief Executive Officer of NewRoads, Inc., a provider of outsourced solutions for fulfillment and customer care to companies engaged in one-to-one direct commerce. From November 1996 until January 2003, Mr. Sinisgalli served as President and Chief Operating Officer of CheckFree Corporation, a leading provider of electronic billing and payment services. Mr. Sinisgalli also serves on the Board of Directors of Witness Systems, Inc., a global provider of performance optimization software and services.

     Steven R. Norton has served as our Senior Vice President and Chief Financial Officer since joining the Company in February 2005. Mr. Norton served as the Executive Vice President and Chief Financial Officer for Concurrent Computer Corporation, a publicly traded technology company that offers video-on-demand and real-time computer processing services, from October 1999 to January 2005. From March 1996 to April 1999, Mr. Norton served as Vice President of Finance and Administration for LHS Group, Inc., a provider of billing and customer care software and implementation services to wireless communications service providers. Prior to that, Mr. Norton served as an Audit Senior Manager for Ernst & Young LLP and KPMG LLP, public accounting firms.

     Jeffrey S. Mitchell has served as our Executive Vice President, Americas Operations since January 2005. Previously, Mr. Mitchell served as our Executive Vice President — Americas Sales and Marketing, from January 2004 to January 2005. From April 1997 to January 2004, Mr. Mitchell held various sales management roles with Manhattan Associates. From April 1995 until April 1997, Mr. Mitchell was a sales representative for The Summit Group, now a part of CIBER Enterprise Solutions, a provider of supply chain and ERP services. From May 1991 until April 1995, Mr. Mitchell served in various aspects of account management in the employer services division of Automatic Data Processing, Inc., providing outsource payroll and human resources solutions.

     Jeffry W. Baum has served as our Senior Vice President, International Operations since January 2000. From February 1998 until January 2000, Mr. Baum served as our Vice President — International Business Development. From January 1997 until February 1998, Mr. Baum served as Vice President - Sales and Marketing of Haushahn

Systems & Engineers, a warehouse management systems and material handling automation provider that is now known as Provia Software. From March 1992 until December 1996, Mr. Baum served as Senior Account Manager at Haushahn. Prior to that, Mr. Baum served in a variety of business development, account management and marketing positions with Logisticon, Inc. and Hewlett-Packard Company.

     John J. Huntz, Jr. has served as Chairman of our Board of Directors since April 2003 and has served as a member of our Board of Directors since January 1999. Mr. Huntz has served as Managing Director of Fuqua Ventures, LLC, a private equity investment firm since March 1998. Mr. Huntz served as Executive Vice President and Chief Operating Officer of Fuqua Enterprises, Inc., a company that manufactures health-care products, from August 1995 until March 1998 and as its Senior Vice President from March 1994 until August 1995. From September 1989 until January 1994, Mr. Huntz served as the Managing Partner of Noble Ventures International, Inc., a private international investment company. From 1984 until 1989, Mr. Huntz served as Director of Capital Resources for Arthur Young & Company, and from 1979 until 1984, Mr. Huntz was with Harrison Capital, Inc., a venture capital investment subsidiary of Texaco, Inc. Mr. Huntz founded and serves as President of the Atlanta Venture Forum, a risk capital network, and is a board member of the National Venture Capital Association. Mr. Huntz serves as a director of several of the portfolio companies of Fuqua Ventures, LLC. Mr. Huntz is also a member of the Securities and Exchange Commission Executive Committee on Small Business Capital Formation.

     Richard M. Haddrill has served as the Vice Chairman of our Board of Directors since July 2004 and been a member of the Board of Directors since October 1999. Mr. Haddrill served as our Chief Executive Officer from April 2004 to July 2004 and served as President and Chief Executive Officer from October 1999 to April 2004. Mr. Haddrill is currently the President and Chief Executive Officer of Alliance Gaming Inc., a publicly traded company supplying technology to the gaming industry and has been on the board of directors of that company since April 2003. Mr. Haddrill previously worked for Powerhouse Technologies, Inc., a technology, services and gaming company where he served as Executive Vice President from December 1994 until September 1996 and as President, Chief Executive Officer and a member of the board of directors from September 1996 until June 1999, when Powerhouse was acquired by Anchor Gaming, which was acquired by International Game Technology in 2001. Mr. Haddrill also served as a consultant and member of the board of directors of Anchor Gaming from June 1999 until October 1999. Prior to Powerhouse, Mr. Haddrill served as the President of international subsidiaries for Knowledgeware, Inc. and as a Partner and Managing Partner of the accounting firm of Ernst & Young LLP. Mr. Haddrill also serves on the board of directors of OutlookSoft, Inc., a privately held business performance management software company.

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

     Paul R. Goodwin has served as a member of our Board of Directors since April 2003. Mr. Goodwin is currently employed as a consultant to CSX Corporation, which, through its subsidiaries, operates the largest rail network in the eastern United States. Mr. Goodwin served as Vice-Chairman and Chief Financial Officer of CSX Corporation from April 2000 until June 2003 when he retired. From April 1995 until April 2000, Mr. Goodwin served as Executive Vice President – Finance and Chief Financial Officer of CSX Corporation. Mr. Goodwin started with CSX Corporation in 1965 and held various senior management positions with the company, including executive vice president and chief financial officer, senior vice president finance and planning, and executive vice president of finance and administration. Mr. Goodwin serves on the board of directors for the National Railroad Retirement Investment Trust, Horizon Lines LLC and Savannah Harbor Holdings LLC.

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

Item 2. Properties

     Our principal administrative, sales, marketing, support and research and development facility is located in approximately 137,868 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through March 31, 2008. We have additional offices throughout the United States under multi-year agreements in California, Massachusetts, Indiana and Delaware. We also occupy facilities outside of the United States under multi-year agreements in the United Kingdom, the Netherlands, Japan, China, Singapore, India and Australia. We also occupy offices under short-term agreements in other geographical regions. Our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.

Item 3. Legal Proceedings

     Many of our installations involve products that are critical to the operations of our clients’ businesses. Any failure in our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in our contracts will be enforceable in all instances. We are not currently a party to any material legal proceedings that would require disclosure under this Item.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

     Our common stock is traded on the Nasdaq National Market under the symbol “MANH”. The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq National Market for the periods indicated:

Fiscal Period	High Price	Low Price
2003
First Quarter	$26.30	$17.38
Second Quarter	30.45	17.65
Third Quarter	33.30	25.19
Fourth Quarter	33.65	26.64

2004
First Quarter	$29.65	$26.06
Second Quarter	30.88	25.81
Third Quarter	29.56	22.64
Fourth Quarter	25.94	20.10

     The closing sale price of our common stock as reported by the Nasdaq National Market on March 14, 2005 was $21.04. The number of shareholders of record of our common stock as of March 14, 2005 was approximately 52.

     We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained by us for investment in our business.

     The following table provides information regarding our current equity compensation plans as of December 31, 2004:

Equity Compensation Plan Information
	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future
	of outstanding options,	outstanding options,	issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders	7,382,512	$24.19	111,755
Equity compensation plans not approved by security holders	—	—	—

Total	7,382,512	$24.19	111,755

     Additional information regarding our equity compensation plans can be found in Note 3 of the Notes to our Consolidated Financial Statements.

     The following table provides information regarding our purchases under our publicly-announced repurchase program:

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares (or Units)	Value) of Shares (or
	(a) Total Number	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	of Shares (or	Paid per Share	Publicly Announced	Purchased Under the
Period	Units) Purchased	(or Unit)	Plans or Programs	Plans or Programs
October 1 – October 31, 2004	—	—	—	$16,307,685

November 1 – November 30, 2004	217,500	$23.39	217,500	$11,219,815

December 1 – December 31, 2004	294,400	$23.75	294,400	$4,228,167

Total	511,900	$23.60	511,900	$4,228,167

Item 6. Selected Consolidated Financial Data

     You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2002, 2003 and 2004, and the balance sheet data as of December 31, 2003 and 2004, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2000 and 2001, and the balance sheet data as of December 31, 2000, 2001 and 2002, are derived from the audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Statement of Income Data:
Revenue:
Software and hosting fees	$26,190	$35,436	$40,233	$43,229	$49,886
Services	81,085	97,510	110,516	129,320	141,492
Hardware and other	31,344	27,760	22,675	23,417	23,541
Recovery (allowance) relating to bankrupt customer (1)	—	(4,328)	2,297	848	—

Total revenue	138,619	156,378	175,721	196,814	214,919
Costs and expenses:
Cost of software and hosting fees	1,239	1,455	1,927	4,470	4,085
Amortization of acquired developed technology	250	1,500	1,500	1,999	2,079
Cost of services	34,299	42,372	46,611	54,218	65,853
Cost of hardware and other	26,345	23,092	19,027	20,123	20,071
Research and development	16,106	19,413	20,780	26,982	28,822
Sales and marketing	18,051	22,334	26,413	31,200	34,049
General and administrative	15,123	18,822	20,943	24,087	27,046
In-process research and development and acquisition-related charges	3,001	—	1,470	885	—
Restructuring charge	—	—	—	893	—
Amortization of acquisition-related intangibles	915	3,740	272	1,433	1,496

Total costs and expenses	115,329	132,728	138,943	166,290	183,501

Income from operations	23,290	23,650	36,778	30,524	31,418
Other income, net	2,718	2,059	2,801	2,746	3,257

Income before income taxes	26,008	25,709	39,579	33,270	34,675
Income tax expense	9,740	9,522	14,383	11,425	12,566

Net income	$16,268	$16,187	$25,196	$21,845	$22,109

Diluted net income per share	$0.53	$0.53	$0.83	$0.71	$0.71

Shares used in computing diluted net income per share	30,453	30,742	30,451	30,882	31,067

	December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$67,667	$104,189	$121,857	$155,403	$172,656
Working capital	70,192	101,224	124,679	158,163	138,760
Total assets	152,406	180,720	220,196	264,882	290,501
Long-term portion of capital lease obligations and note payable	5,866	2,182	240	288	148
Total shareholders’ equity	110,032	141,204	185,286	228,242	244,627

(1)	In connection with a significant customer filing for bankruptcy under Chapter 11 of the United States Bankruptcy Code, an allowance of $4.3 million was recorded to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. In the fourth quarter of 2002 and the second quarter of 2003, $2.3 million and $0.8 million of the receivable was recovered, respectively. See Note 1 of Notes to Consolidated Financial Statements for further details.

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

Business

     We are a global leader in providing supply chain execution and optimization solutions. Our integrated logistics solutions leverage a comprehensive set of applications that can be implemented as an integrated whole or as individual point solutions to better manage the supply chain. This platform for logistics is comprised of various applications including warehouse management, transportation management, distributed order management, reverse logistics and trading partner management along with Radio Frequency Identification (“RFID”) and performance management. Our solution offering is comprised of software, services, and hardware.

     Our warehouse management solutions (“WMS”) manage the processes that take place within the distribution center, from receipt of goods to fulfillment of orders, and include applications for optimizing labor and slotting. With our transportation management solutions (“TMS”), companies can optimally procure, plan and execute transportation services across transportation modes, such as air, ship and ground. Our distributed order management solution enables companies to balance supply with demand and source goods to meet customer needs in a timely and cost effective manner. With our reverse logistics management solutions, companies can effectively manage the returns process and improve net asset recovery. Our trading partner management solutions (“TPM”) provide Web-based synchronization between trading partners, improving communication and visibility across the entire supply chain. Our RFID solutions offer a flexible, scalable and modular solution that provide an integration and reporting platform between RFID chip readers and supply chain execution and enterprise resource planning systems. Finally, our performance management applications include event management, alerting and reporting modules, which use analytic tools and alerting processes to monitor and proactively respond to events within the supply chain cycle, analyze historical and operational data and generate reports.

     In addition to our software solutions, we also offer a variety of services to enhance the value we provide customers. Our offerings include design, configuration, implementation, training, product assessment, customer support, hardware, consulting services and software enhancement subscriptions.

Application of Critical Accounting Policies and Estimates

     The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made estimates and judgments relating to certain amounts included in the financial statements. As a result, application of these accounting policies, could cause actual results to differ from these estimates.

     We have identified the following as our critical accounting policies:

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

     Revenue recognition rules for software companies are very complex. We recognize software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Although we follow very specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment including: (i) whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements; (ii) whether customizations or modifications of the software are significant; and (iii) whether collection of the software fee is probable. Additionally, we specifically evaluate any other elements in our license transactions, including but not limited to options to purchase additional software at a future date, extended payment terms, functionality commitments not delivered with the software and existing outstanding receivable balances in making the determination of the amount and timing of revenue recognition.

     Most of our software arrangements include professional services. Professional services revenues are generally accounted for separately from the software license revenues because the arrangements qualify as “service transactions” as defined by SOP 97-2. The most significant factors considered in determining whether the revenue should be accounted for separately include the nature of the services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors and timing of payments. We provide our professional services under services agreements on a time and material basis or based on a fixed-price and/or fixed-time arrangement. The revenues from our time and material based professional consulting and implementation services are recognized as the work is performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable and collection is probable. Delays in project implementation will result in delays in revenue recognition. For our professional consulting services under fixed-price and/or fixed-time arrangements, we recognize the related revenues using the percentage-of-completion method, with progress-to-completion measured by using labor costs input compared to estimated cost of completion. Revisions to the estimates are reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If we do not accurately estimate the resources required or the scope of work to be performed, or if we do not manage our projects properly within the planned periods of time, then future consulting margins on our projects may be negatively affected or losses on existing contracts may need to be recognized.

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

Accounts Receivable

     We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in aggregate accounted for 16%, 16% and 14% of total revenue for each of the years ended December 31, 2002, 2003, and 2004, respectively. No single customer accounted for more than 10% of revenue in 2002, 2003 or 2004.

     On January 22, 2002, a significant customer from 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. We recorded a recovery of approximately $2.3 million of the receivable in the fourth quarter of 2002. Upon receiving the final cash settlement in June 2003, subsequent to the significant customer emerging from bankruptcy, we recovered an additional $848,000 of the receivable during the second quarter of 2003. The recoveries were recorded as separate revenue line items in the Consolidated Statements of Income and reductions to the allowance for doubtful accounts in the Consolidated Balance Sheets during the respective quarters.

Valuation of long-lived and intangible assets and goodwill

     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill and other intangible assets with indefinite lives. Our long-lived and intangible assets and goodwill are subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At December 31, 2004, our goodwill balance was $32.5 million and our intangible assets with definite lives balance was $8.3 million, net of accumulated amortization.

Income Taxes

     We provide for the effect of income taxes on our financial position and results of operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, projected tax credits and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.

Results of Operations

Overview

     Over the past several years, our primary goal has been and continues to be to expand of our position as a leading provider of supply chain execution and optimization solutions by delivering integrated, modular solutions to our customers. With the addition and integration of new products resulting from the acquisitions completed during 2002, 2003 and 2004, as discussed above, along with the synchronized release of new versions of our product suite with enhanced functionality, we were able to accomplish continued revenue growth.

     During 2004, we continued to experience the effects of a weak spending environment for information technology in the United States and Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that a deterioration in the current business climates or continued delay in capital spending within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our future operations.

     In 2005, we plan to continue to enhance our solutions, expand globally and further develop our sales and marketing, including strategic alliances and indirect sales channels. Our success could be limited by several factors, including spending on information technology, the timely release of quality new products and releases, continued market acceptance of our solutions and the introduction of new products by existing or new competitors.

     On December 31, 2002, we acquired certain assets of Logistics.com, Inc. for a cash payment of approximately $21.3 million. The acquisition has been accounted for under the purchase method of accounting; thus the results of operations reflect the incremental effect beginning January 1, 2003. $1.5 million of the purchase price was allocated to acquired in-process research and development. Values assigned to the acquired in-process research and development (“IPRD”) were determined using the income approach. To determine the value of the IPRD, we considered, among other factors, the state of development of each project, the time and costs required to complete each project, expected income and associated risks, which included the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in amounts assigned to IPRD for projects that had not yet reached technological feasibility and do not have alternative future uses.

Revenue

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2002	2002 to 2003	2003	2003 to 2004	2004
Software and hosting fees	$40,233	7%	$43,229	15%	$49,886
Percentage of total revenues	23%		22%		23%

Services	110,516	17%	129,320	9%	141,492
Percentage of total revenues	63%		66%		66%

Hardware and other	22,675	3%	23,417	1%	23,541
Percentage of total revenues	13%		12%		11%

Recovery relating to bankrupt customer	2,297	*	848	*	—

Total revenue	$175,721	12%	$196,814	9%	$214,919

*	Percentage is not meaningful

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

     Software and hosting fees. The increase in software and hosting fees from 2002 to 2003 was due to sales of newer products, hosting fees and funded development, relating primarily to the TMS products obtained through the acquisition of Logistics.com. Sales of our solution groups other than our warehouse management solution group increased by $10.9 million, or 166%, from 2002 to 2003, while sales of our warehouse management solution group decreased by $7.9 million, or 24%, from 2002 to 2003. The increase from 2003 to 2004 was attributable to an increase of $2.8 million, or 11%, in sales of our warehouse management solution group and an increase of $3.9 million, or 22%, for all other solution groups. Sales outside of North America also impacted the increase from 2003 to 2004 as sales increased from 18% of total software and hosting fees in 2003 to 28% in 2004.

     Services revenue. The increases in services revenue from 2002 to 2003 and 2003 to 2004 were principally due to: (i) increases of 14% and 13% in 2003 and 2004, respectively, in the number of active engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. Revenue from software enhancement subscription agreements increased by 30% and 20% during 2003 and 2004, respectively. During the economic downturn, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. Our services revenue growth has been and will likely continue to be affected by the mix of products sold. The individual engagements involving our newer products, including TMS, RFID and TPM, typically require less implementation services; however, the number of engagements continue to grow.

     Hardware and other. Sales of hardware are non-strategic and largely dependent upon customer-specific desires. Sales of hardware decreased $0.4 million, or 2%, from approximately $17.3 million in 2002 to approximately $16.9 million in 2003 and decreased an additional $0.4 million, or 2%, to approximately $16.5 million in 2004. The decreases in hardware sales from 2002 to 2003 and 2003 to 2004 are attributable to customers’ desires in the current macro-economic environment to buy hardware from other suppliers offering greater discounts, combined with increased sales of our optimization and transportation products, which require less hardware than our core warehouse management products. As described in the Notes to Consolidated Financial Statements, reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For 2002, 2003 and 2004, reimbursements by customers for out-of-pocket expenses were approximately $5.4 million, $6.5 million and $7.0 million, respectively.

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

Costs and Expenses

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2002	2002 to 2003	2003	2003 to 2004	2004
Cost of software and hosting fees	$1,927	132%	$4,470	(9%)	$4,085
Percentage of software and hosting fees	5%		10%		8%

Amortization of acquired developed technology	1,500	33%	1,999	4%	2,079
Percentage of software and hosting fees	4%		5%		4%

Cost of services	46,611	16%	54,218	21%	65,853
Percentage of services revenues	42%		42%		47%

Cost of hardware and other	19,027	6%	20,123	0%	20,071
Percentage of hardware and other revenues	84%		86%		85%

Research and development	20,780	30%	26,982	7%	28,822
Percentage of total revenues	12%		14%		13%

Sales and marketing	26,413	18%	31,200	9%	34,049
Percentage of total revenues	15%		16%		16%

General and administrative	20,943	15%	24,087	12%	27,046
Percentage of total revenues	12%		12%		13%

Amortization of acquisition-related intangibles	272	427%	1,433	4%	1,496
Percentage of total revenues	0%		1%		1%

In-process research and development and acquisition-related charges	1,470	*	885	*	—
Restructuring charge	—	*	893	*	—

*	Percentage is not meaningful

     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of capitalized research and development costs. The increase in cost of software fees, as a percent of software and hosting fees and in absolute dollars, in 2003 is principally attributable to the costs associated with hosting certain of our software solutions, which was approximately $1.7 million in 2003. As discussed above, we did not offer hosting services during 2002. In addition, sales of our open systems products as a percentage of total revenue from all products sold, increased from approximately 50% in 2002 to approximately 80% in 2003 which resulted in higher royalties paid to third parties during 2003. The decrease in cost of software fees, as a percentage of software and hosting fees and in absolute dollars, in 2004 is attributable to lower telecommunication costs associated with hosting certain of our software solutions and lower amortization expense. There was approximately $300,000 of amortization expense in 2003 associated with capitalized development costs, which were fully amortized by the end of 2003.

     Amortization of Acquired Developed Technology. Amortization of acquired developed technology increased from $1.5 million in 2002 to $2.0 million in 2003 to $2.1 million in 2004. The increases were the result of the acquisitions of Logistics.com in December 2002, ReturnCentral in June 2003, Streamsoft in October 2003 and Avere in January 2004.

     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increases in cost of services from 2002 to 2003 and 2003 to 2004 were principally due to increases in salary-related costs resulting from: (i) increases of 11% and 19%, respectively, in the number of personnel dedicated to the delivery of professional and technical services; and (ii) annual compensation increases. The decrease in the services gross margin from 58% in 2002 and 2003 to 53.5% during 2004 was attributable to the shift in the product mix to open systems, fixed price contracts, including unusually high costs associated with the implementation for one particularly challenging customer, and increased costs due to international expansion and training. The implementation of our warehouse management open systems products is more costly than the implementation of our legacy warehouse management product, the iSeries or AS400, due to the lower maturity level of the product and limited experience of the services personnel and integration requirements with multiple third party hardware and software products. Due to the shift towards open systems sales and less implementation services on our other products outside of warehouse management, we do not anticipate our services gross margin to return to the 2002 and 2003 levels, although some improvement is anticipated.

     Cost of Hardware and other. Cost of hardware decreased from approximately $13.6 million in 2002 and 2003 to approximately $13.1 million in 2004 as a direct result of lower sales of hardware. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $5.4 million, $6.5 million and $7.0 million for 2002, 2003 and 2004, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.

     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increases in research and development expenses from 2002 to 2003 and 2003 to 2004 are principally attributable to: (i) increases in the number of full-time and contracted personnel dedicated to our ongoing research and development activities; (ii) the expansion of our offshore development center in India, which was formed in 2002; and (iii) annual compensation increases. Domestic research and development personnel increased by approximately 11% from the end of 2002 to the end of 2003 and 4% from the end of 2003 to the end of 2004. The number of personnel related to our offshore development center increased from 32 at December 31, 2002 to 164 at December 31, 2003 to 279 at December 31, 2004. Our principal research and development activities in 2004 focused on the expansion and integration of new products and the synchronized product release, which included expanded product functionality, interoperability and testing.

     Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which we have a detailed program design or a working model of the related product, depending upon the type of development effort. For the years ended December 31, 2002, 2003 and 2004, we capitalized no research and development costs because the costs between the attainment of technological feasibility for the related software product through the date of general release were insignificant.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increases in sales and marketing expenses from 2002 to 2003 and 2003 to 2004 are principally attributable to: (i) an increase in salary-related costs resulting from a 9% increase in the average number of international and domestic sales and marketing personnel in 2003 compared to 2002 and no increase in 2004 compared to 2003; (ii) greater incentive compensation paid on 7% and 15% higher license and hosting fees in 2003 over 2002 and 2004 over 2003, respectively; and (iii) continued global expansion of our sales and marketing programs.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increases in general and administrative expenses from 2002 to 2003 and 2003 to 2004 were principally attributable to increases in salary-related costs from increases of approximately 16% each year in the average number of general and administrative personnel, primarily from our international expansion, and increased audit and outside consulting costs associated with Sarbanes-Oxley compliance. Depreciation expense is included in general and administrative expenses and was $6.3 million, $7.6 million and $7.2 million during 2002, 2003 and 2004, respectively.

     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Logistics.com in December 2002, ReturnCentral in June 2003, Streamsoft in October 2003, Avere in January 2004, and eebiznet in July 2004. The increase in the amortization of acquisition-related intangibles is the result of amortization of intangible assets with finite lives that were purchased as part of the various acquisitions. Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be tested for impairment at least annually.

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

     Restructuring Charge. During the second quarter of 2003, we recorded a restructuring charge of $893,000 relating to an internal reorganization. The reorganization more closely aligned our implementation teams and customer support organization with our technical teams. The charge consisted primarily of severance payments. Approximately $857,000 was paid prior to December 31, 2003 and the remaining $36,000 was and paid out in January 2004.

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2002	2002 to 2003	2003	2003 to 2004	2004
Income from operations	$36,778	(17%)	$30,524	3%	$31,418
Percentage of total revenues	21%		16%		15%

Other income, net	2,801	(2%)	2,746	19%	3,257
Percentage of total revenues	2%		1%		2%

Income tax provision	14,383	(21%)	11,425	10%	12,566
Percentage of income before income taxes	36%		34%		36%

     Income from Operations. The decrease in operating income from 2002 to 2003 was attributable to a lower margin on our software fees resulting from our hosting services, a $1.5 million decrease in the amount recovered relating to the bankrupt customer and an overall increase in operating expenses from the continued investment in global expansion initiatives and the further development of our product suite. Operating income for 2002 reflects a recovery relating to the bankrupt customer totaling $2.3 million; a charge for in-process research and development totaling $1.5 million associated with the acquisition of Logistics.com and non-cash, acquisition-related intangible asset amortization totaling $1.8 million. Operating income for 2003 reflects a recovery relating to the bankrupt customer totaling $0.8 million; acquisition-related expenses of $0.9 million; a restructuring charge of $0.9 million; and non-cash, acquisition-related intangible asset amortization totaling $3.4 million. The increase in operating income from 2003 to 2004 resulted from the growth in higher margin software fees. Operating income for 2004 reflects acquisition-related intangible asset amortization totaling $3.6 million.

     Other Income, Net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income decreased from $2.1 million in 2002 to $1.5 million in 2003 due to an overall decline in market interest rates, and increased to $2.4 million in 2004 due to an overall increase in market interest rates along with an increase in the cash available to invest. The weighted-average interest rates on investment securities at December 31, 2002 was approximately 1.4%, as compared to 1.1% at December 31, 2003 and 2.2% at December 31, 2004. Interest expense was $147,000 in 2002, $13,000 in 2003, and $26,000 in 2004. We recorded net foreign currency gains of $0.8 million in 2002, $1.3 million in 2003, and $0.9 million in 2004. The foreign currency gains resulted from gains on intercompany transactions denominated in U.S. dollars with subsidiaries due to the weakening of the U.S. dollar relative to other foreign currencies, primarily the British Pound and Euro.

     Income Tax Provision. The fluctuation in the income tax provision during 2003 and 2004 is directly attributable to the decrease during 2003 and increase during 2004 of income before income taxes. Our effective income tax rates were 36.3%, 34.3% and 36.2% in 2002, 2003 and 2004, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The decrease in the tax rates in 2003 was attributable to an increase in income generated in countries with lower tax rates along with an increase in the utilization of research and development credits. The increase in the tax rates in 2004 was attributable to a decrease in income generated in countries with lower tax rates. The provisions for income taxes for 2002, 2003 and 2004 do not include the $14.0 million, $11.3 million and $10.7 million of tax benefits realized from stock options exercised during the years, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.

Liquidity and Capital Resources

     During 2003 and 2004, we funded our operations primarily through cash generated from operations. As of December 31, 2003, we had $155.4 million in cash, cash equivalents and investments compared to $172.7 million at December 31, 2004.

     Our operating activities provided cash of $45.5 million in 2002, $37.0 million in 2003 and $44.5 million in 2004. Cash from operating activities for 2002 arose principally from a substantial increase in operating income, the income tax benefits arising from exercises of stock options by employees, partially off-set by the increase in accounts receivable. Cash from operating activities for 2003 arose principally from operating income, the income tax benefits arising from exercises of stock options by employees, the increase in deferred revenue and rent, partially off-set by the increase in accounts receivable and decreases in accounts payable and accrued liabilities. Days sales outstanding increased from 65 days at December 31, 2002 to 76 days at December 31, 2003, as a result of slower collections associated with international revenues. Cash from operating activities for 2004 arose principally from operating income, the income tax benefits arising from exercises of stock options by employees, increases in deferred revenue, accounts payable and accrued liabilities, partially off-set by the increase in accounts receivable. Days sales outstanding was 76 days at December 31, 2004, consistent with the prior year.

     Our investing activities used approximately $65.7 million, $77.8 million, and $20.9 million of cash during the years ended December 31, 2002, 2003 and 2004, respectively. During 2002, our principal uses of cash were $21.2 million for the acquisition of Logistics.com, $6.0 million for purchases of capital equipment to support our business and infrastructure and net purchases of $38.6 million in investments. During 2003, our principal uses of cash were for net purchases of $65.3 million in investments, purchases of capital equipment of $7.7 million to support our business and infrastructure, $2.6 million for the acquisitions of ReturnCentral and Streamsoft, and the $2.0 million investment in Alien Technology. During 2004, our principal uses of cash were $7.6 million for purchases of capital equipment to support our business and infrastructure, $1.7 million for acquisitions and net purchases of $11.6 million in investments.

     Our financing activities used cash of approximately $0.9 million in 2002 and $17.9 million in 2004 and provided approximately $9.0 million of cash in 2003. The principal uses of cash for financing activities in 2002 was for the repurchase of 260,000 shares of our common stock for approximately $4.1 million and the repayment of $5.3 million relating to the note payable issued in conjunction with the acquisition of Intrepa, L.L.C. in October 2000. The principal source of cash provided by financing activities in 2003 was $9.3 million in proceeds from the issuance of common stock pursuant to the exercise of stock options. The principal uses of cash for financing activities in 2004 was for repurchase of 885,400 shares of our common stock for approximately $21.8 million, partially off-set by the proceeds from the issuance of common stock pursuant to the exercise of stock options of approximately $4.0 million. The stock purchases in 2002 and 2004 were through open market transactions as part of a publicly-announced repurchase program.

     We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. Our Board of Directors has approved a stock repurchase program covering up to $20 million of our common stock over a period ending no later than July 21, 2005, of which $4.2 million in approved but unspent stock repurchases remains at December 31, 2004. In February 2005, our Board of Directors authorized us to purchase up to $20 million of our common stock, including the amount that had previously been approved but not yet spent, over a period ending no latter than February 3, 2006. We expect to fund purchases under the program through existing cash, cash equivalents and investments.

     We believe that our existing liquidity and expected cash flows from operations will satisfy our capital requirements for normal operations for the foreseeable future. We believe that existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case.

New Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements were effective only for annual periods ending after June 15, 2004. The adoption of EITF 03-1 did not have a material effect on the Consolidated Statements of Income, financial position or liquidity.

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.

     Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     We will adopt Statement 123(R) beginning on July 1, 2005 and are currently in the process of evaluating which method we will adopt.

     As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1. Pro forma net income for 2002 was $182,000 compared to reported net income of $25.2 million. Pro forma net loss for 2003 and 2004 was $6.5 million and $8.5 million, respectively, compared to reported net income of $21.8 million and $22.1 million in 2003 and 2004, respectively. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $14.0 million, $11.3 million, and $10.7 million in 2002, 2003 and 2004, respectively.

     In December 2004, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act)” that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 rather than as a tax rate reduction. Also in December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” addressing accounting and disclosure guidance relating to a company’s repatriation program. The additional disclosures required under this FSP are included in Note 2, Income Taxes. Both FSPs were effective upon issuance.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     Our principal commitments as of December 31, 2004, consist of obligations under operating leases. We expect to fulfill all of the following commitments from our working capital.

Lease Commitments

     We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2008. Rent expense for these leases aggregated $4.0 million, $5.0 million and $5.9 million during fiscal 2002, 2003 and 2004, respectively.

     The following table summarizes our contractual commitments as of December 31, 2004 (in thousands):

							After
	Total	2005	2006	2007	2008	2009	2009
Non-cancelable operating leases	$22,233	$5,554	$6,373	$6,007	$2,715	$1,298	$286
Capital leases	$304	$152	$152	$—	$—	$—	$—

Indemnifications

     Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer, as well as our modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these agreements as of December 31, 2004.

     We warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Business

     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, Germany, France, Australia, Japan, China, Singapore and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases.

     We recognized foreign exchange rate gains of approximately $0.8 million during 2002, $1.3 million in 2003, and $0.9 million in 2004, classified in “Other income, net” on our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2003 and December 31, 2004 relative to the US dollar would result in changes of approximately $0.2 million and $1.0 million in the reported foreign currency gains, respectively.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at December 31, 2003 was approximately 1.1%, as compared to 2.2% at December 31, 2004. The fair value of cash equivalents and investments held at December 31, 2003 and 2004 was $149.3 million and $161.3 million, respectively. Based on the average investments outstanding during 2003 and 2004, increases or decreases of 25 basis points would result in increases or decreases to interest income of approximately $325,000 and $400,000 in 2003 and 2004, respectively, from the reported interest income.

Item 8. Financial Statements and Supplementary Data

     Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Under the supervision and with the participation of our management, including our Chief Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2004 due to a material weakness.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, management has determined that the Company’s controls over monitoring vendor-specific objective evidence of fair value for undelivered elements related to sales contracts with multiple revenue elements were insufficient. Although no material misstatements related to revenue recognition were discovered, until this deficiency is remediated, there is a more than remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control — Integrated Framework.

     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears beginning on page 31 hereof.

/s/ Steven R. Norton
Steven R. Norton
Senior Vice President and Chief Financial Officer

/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Manhattan Associates, Inc.

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Manhattan Associates, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment related to insufficient controls over monitoring vendor-specific objective evidence of fair value for undelivered elements related to sales contracts with multiple revenue elements, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Manhattan Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, management has determined that the Company’s controls over monitoring vendor-specific objective evidence of fair value for undelivered elements related to sales contracts with multiple revenue elements were insufficient. Although no material misstatements related to revenue recognition were discovered, until this deficiency is remediated, there is a more than remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 16, 2005 on those financial statements.

     In our opinion, management’s assessment that Manhattan Associates, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Manhattan Associates, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 16, 2005

32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders
Manhattan Associates, Inc.

     We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 16, 2005

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2003	2004
ASSETS

Current assets:
Cash and cash equivalents	$31,407	$37,429
Short-term investments	114,549	88,794
Accounts receivable, net of a $3,181 and $4,171 allowance for doubtful accounts in 2003 and 2004, respectively	40,790	45,996
Deferred income taxes	2,086	4,257
Refundable income taxes	—	776
Prepaid expenses and other current assets	4,627	6,311

Total current assets	193,459	183,563

Property and equipment, net	13,015	13,598
Long-term investments	9,447	46,433
Acquisition-related intangible assets, net	10,942	8,320
Goodwill, net	31,688	32,469
Deferred income taxes	4,110	3,583
Other assets	2,221	2,535

Total assets	$264,882	$290,501

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,235	$6,800
Accrued compensation and benefits	6,702	6,639
Accrued liabilities	3,617	6,079
Current portion of capital lease obligations	132	139
Income taxes payable	1,470	2,233
Deferred rent	203	203
Deferred revenue	17,937	22,710

Total current liabilities	35,296	44,803

Long-term portion of capital lease obligations	288	148
Deferred income taxes	396	466
Deferred rent	660	457
Commitments and contingencies (see footnote 5)

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2003 or 2004	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 30,086,164 shares issued and outstanding in 2003 and 29,580,724 shares issued and outstanding in 2004	301	296
Additional paid-in-capital	143,766	138,074
Retained earnings	83,653	105,762
Accumulated other comprehensive income	720	882
Deferred compensation	(198)	(387)

Total shareholders’ equity	228,242	244,627

Total liabilities and shareholders’ equity	$264,882	$290,501

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenue:
Software and hosting fees	$40,233	$43,229	$49,886
Services	110,516	129,320	141,492
Hardware and other	22,675	23,417	23,541
Recovery relating to bankrupt customer	2,297	848	—

Total revenue	175,721	196,814	214,919

Costs and expenses:
Cost of software and hosting fees	1,927	4,470	4,085
Amortization of acquired developed technology	1,500	1,999	2,079
Cost of services	46,611	54,218	65,853
Cost of hardware and other	19,027	20,123	20,071
Research and development	20,780	26,982	28,822
Sales and marketing	26,413	31,200	34,049
General and administrative	20,943	24,087	27,046
In-process research and development and other acquisition-related charges	1,470	885	—
Restructuring charge	—	893	—
Amortization of acquisition-related intangibles	272	1,433	1,496

Total operating expenses	138,943	166,290	183,501

Income from operations	36,778	30,524	31,418

Interest income	2,098	1,503	2,383
Interest expense	(147)	(13)	(26)
Other income, net	850	1,256	900

Income before income taxes	39,579	33,270	34,675
Income tax provision	14,383	11,425	12,566

Net income	$25,196	$21,845	$22,109

Basic net income per share	$0.88	$0.74	$0.74

Diluted net income per share	$0.83	$0.71	$0.71

Weighted average shares:
Basic	28,653	29,532	30,056

Diluted	30,451	30,882	31,067

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Common Stock		Paid-In	Retained	Income	Deferred	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss)	Compensation	Equity
Balance, December 31, 2001	27,719,753	$277	$104,445	$36,612	$(25)	$(105)	$141,204
Cancellation of common stock options	—	—	(5)	—	—	5	—
Exercise of common stock options	1,571,354	16	8,620	—	—	—	8,636
Buyback of Manhattan common stock	(260,000)	(3)	(4,107)	—	—	—	(4,110)
Tax benefit from stock options exercised	—	—	14,024	—	—	—	14,024
Amortization of deferred compensation	—	—	—	—	—	58	58
Foreign currency translation adjustment	—	—	—	—	306	—	306
Unrealized loss on investments	—	—	—	—	(28)	—	(28)
Net income	—	—	—	25,196	—	—	25,196

Balance, December 31, 2002	29,031,107	290	122,977	61,808	253	(42)	185,286
Cancellation of common stock options	—	—	(24)	—	—	24	—
Exercise of common stock options	1,046,948	11	9,259	—	—	—	9,270
Issuance of restricted stock	8,109	—	232	—	—	(232)	—
Tax benefit from stock options exercised	—	—	11,322	—	—	—	11,322
Amortization of deferred compensation	—	—	—	—	—	52	52
Foreign currency translation adjustment	—	—	—	—	482	—	482
Unrealized loss on investments	—	—	—	—	(15)	—	(15)
Net income	—	—	—	21,845	—	—	21,845

Balance, December 31, 2003	30,086,164	301	143,766	83,653	720	(198)	228,242
Exercise of common stock options	334,157	3	4,036	—	—	—	4,039
Issuance of restricted stock	45,803	1	1,289	—	—	(1,290)	—
Buyback of Manhattan common stock	(885,400)	(9)	(21,754)	—	—	—	(21,763)
Tax benefit from stock options exercised	—	—	10,737	—	—	—	10,737
Amortization of deferred compensation	—	—	—	—	—	1,101	1,101
Foreign currency translation adjustment	—	—	—	—	421	—	421
Unrealized loss on investments	—	—	—	—	(259)	—	(259)
Net income	—	—	—	22,109	—	—	22,109

Balance, December 31, 2004	29,580,724	$296	$138,074	$105,762	$882	$(387)	$244,627

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2002	2003	2004
Net income	$25,196	$21,845	$22,109

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense of $174, $248, and $222 in 2002, 2003 and 2004, respectively	306	482	421
Unrealized loss on investments, net of tax benefit of $16, $8, and $136 in 2002, 2003 and 2004, respectively	(28)	(15)	(259)

Other comprehensive income	278	467	162

Comprehensive income	$25,474	$22,312	$22,271

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$25,196	$21,845	$22,109

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,801	7,982	7,207
Amortization of acquired developed technology and acquisition-related intangibles	1,772	3,432	3,575
Stock compensation	58	52	1,101
Loss (gain) on disposal of equipment	(8)	—	42
Unrealized foreign currency gain	(520)	(281)	(643)
Acquired in-process research and development	1,470	—	—
Tax benefit of options exercised	14,024	11,322	10,737
Deferred income taxes	(627)	(273)	(1,632)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,685)	(6,814)	(4,018)
Other assets	1,437	(1,345)	(1,878)
Accounts payable	(2,237)	(1,750)	1,413
Accrued liabilities	(1,017)	(658)	2,089
Income taxes	2,314	253	26
Deferred rent	—	863	(203)
Deferred revenue	468	2,367	4,556

Net cash provided by operating activities	45,446	36,995	44,481

Cash flows from investing activities:
Purchases of property and equipment	(5,990)	(7,733)	(7,572)
Purchases of investments	(114,728)	(609,078)	(1,095,608)
Maturities and sales of investments	76,151	543,751	1,083,982
Payments in connection with the investment in Alien Technologies	—	(2,000)	—
Payments in connection with various acquisitions, net of cash acquired (see footnote 6)	(21,163)	(2,750)	(1,698)

Net cash used in investing activities	(65,730)	(77,810)	(20,896)

Cash flows from financing activities:
Repayment of note payable	(5,250)	—	—
Payment of capital lease obligations	(191)	(234)	(133)
Purchase of Manhattan common stock	(4,110)	—	(21,763)
Proceeds from issuance of common stock from option exercises	8,636	9,270	4,039

Net cash provided by (used in) financing activities	(915)	9,036	(17,857)

Foreign currency impact on cash	334	22	294

Increase (decrease) in cash and cash equivalents	(20,865)	(31,757)	6,022
Cash and cash equivalents, beginning of year	84,029	63,164	31,407

Cash and cash equivalents, end of year	$63,164	$31,407	$37,429

Supplemental cash flow disclosures:
Cash paid for interest	$248	$14	$26

Cash paid (refund received) for income taxes	$(2,478)	$163	$2,816

Non-cash transaction:
Issuance of restricted stock	$—	$232	$1,290

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2003 and 2004

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

     The Company’s operations are in North America, Europe and Asia/Pacific. Its European operations are conducted through its wholly-owned subsidiaries, Manhattan Associates Limited, Manhattan Associates Europe B.V., Manhattan France SARL, and Manhattan Associates GmbH, in the United Kingdom, the Netherlands, France, and Germany, respectively. The Company’s Asia/Pacific operations are conducted through its wholly-owned subsidiaries, Manhattan Associates Pty Ltd., Manhattan Associates KK, Manhattan Associates Software (Shanghai), Co. Ltd., Manhattan Associates Software Pte Ltd., and Manhattan Associates (India) Development Centre Private Limited in Australia, Japan, China, Singapore, and India, respectively. The Company occasionally sells its products and services in other countries, such as countries in Latin America, through its direct sales channel as well as various reseller channels.

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

1. Organization and Summary of Significant Accounting Policies (continued)

     Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. The Company’s sales are primarily to companies located in the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable as of December 31, 2003 for the United States, Europe and Asia Pacific companies were $31.1 million, $9.3 million and $0.4 million, respectively. Accounts receivable as of December 31, 2004 for the United States, Europe and Asia Pacific companies were $32.3 million, $11.0 million and $2.7 million, respectively. The Company provides for estimated uncollectible amounts and credit losses at the time of sale.

     The Company’s top five customers in aggregate accounted for 16%, 16% and 14% of total revenue for each of the years ended December 31, 2002, 2003, and 2004, respectively. No single customer accounted for more than 10% of revenue in the years ended December 31, 2002, 2003, and 2004. On January 22, 2002, a significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. The allowance included approximately $2.3 million of software fees, $1.6 million of fees for professional services and $0.4 million of hardware. In September 2002, the United States Bankruptcy Court for the Northern District of Illinois Eastern Division authorized the significant customer’s request to assume the software license, services, support and enhancement agreement. With the appeals process completed in October 2002, the Company recovered approximately $2.3 million of the receivable during the fourth quarter of 2002. Upon receiving the final cash settlement in June 2003, subsequent to the significant customer emerging from bankruptcy, the Company recovered an additional $848,000 of the receivable during the second quarter of 2003. The recoveries were recorded as separate revenue line items in the Consolidated Statements of Income and reductions to the allowance for doubtful accounts in the Consolidated Balance Sheets during the respective quarters.

     Investments

     The Company’s investments in marketable securities consist of debt instruments of the U.S. Treasury, U.S. government agencies, state and local government agencies and corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments with original maturities of 90 days or less are classified as cash equivalents; investments with original maturities of greater than 90 days but less than one year are classified as short-term investments; and those with original maturities of greater than one year are classified as long-term investments. The long-term investments consist of debt instruments of U.S. government agencies and mature after one year through five years. The Company holds investments in Auction Rate Securities, which have original maturities greater than one year, but which have auctions to reset the yield every 7 to 35 days. The Company has classified these assets as short-term investments. Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis.

1. Organization and Summary of Significant Accounting Policies (continued)

     The following is a summary of the available-for-sale securities (in thousands):

		Unrealized	Unrealized	Market	Cash and	Short-term	Long-term
	Cost	gains	losses	Value	Equivalents	Investments	Investments

December 31, 2003
Investments:
U.S. government obligations	$25,823	$14	$9	$25,828	$13,150	$4,231	$8,447
State and local obligations	110,909	—	—	110,909	—	109,909	1,000
U.S. corporate commercial paper	12,580	—	—	12,580	12,171	409	—

Total	$149,312	$14	$9	$149,317	$25,321	$114,549	$9,447

		Unrealized	Unrealized	Market	Cash and	Short-term	Long-term
	Cost	gains	losses	Value	Equivalents	Investments	Investments

December 31, 2004
Investments:
U.S. government obligations	$7,659	$—	$16	$7,643	$—	$—	$7,643
State and local obligations	87,450	—	1	87,449	—	85,949	1,500
U.S. corporate commercial paper	66,568	—	373	66,195	26,060	2,845	37,290

Total	$161,677	$—	$390	$161,287	$26,060	$88,794	$46,433

     As of December 31, 2004, $38.1 million, $35.7 million, $0 and $87.5 million of the Company’s investments mature within 1 year, after 1 year through 5 years, after 5 years through 10 years and after 10 years, respectively.

     On July 11, 2003, the Company made a cash investment of $2 million in Alien Technology Corp. (“Alien”), a provider of ultra-low cost radio frequency identification (RFID) tags and hardware. The investment represents approximately a 1.5% ownership interest in the privately-held corporation. The Company’s maximum exposure to loss as a result of its involvement with Alien is its investment of $2 million. The investment has been accounted for under the cost method, and is included in “Other Assets” on the Consolidated Balance Sheets. The fair value of this investment is not estimated as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of historical amounts written-off, the Company’s customers’ ability to pay and general economic conditions; the useful lives of intangible assets; self insurance accruals; the recoverability or impairment of intangible asset values; and the Company’s effective income tax rate and deferred tax assets, which are based upon the Company’s expectations of future taxable income, allowable deductions, and projected tax credits. Actual results could differ from these estimates.

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

1. Organization and Summary of Significant Accounting Policies (continued)

     Risks Associated with Single Business Line, Technological Advances, and Foreign Operations

     The Company currently derives a substantial portion of its revenues from sales of its software and related services and hardware. The markets for supply chain execution are subject to rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, the Company’s position in these markets could be eroded rapidly by unforeseen changes in customer requirements for application features, functions, and technologies. The Company’s growth and future operating results will depend, in part, upon its ability to enhance existing applications and develop and introduce new applications that meet changing customer requirements that respond to competitive products and that achieve market acceptance. Any factor adversely affecting the markets for supply chain execution solutions could have an adverse effect on the Company’s business, financial condition, and results of operations.

     The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the future results could be materially adversely impacted by changes in these or other factors. The Company recognized foreign exchange rate gains of approximately $830,000 in 2002, $1,283,000 in 2003 and $927,000 in 2004, classified in “Other income, net” on the Consolidated Statements of Income.

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

1. Organization and Summary of Significant Accounting Policies (continued)

     In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $5.4 million, $6.5 million and $7.0 million for 2002, 2003 and 2004, respectively.

     Deferred Revenue

     Deferred revenue represents amounts collected prior to having completed performance of professional services, customer support services and software enhancement subscriptions and significant remaining obligations under license agreements. The Company expects to complete such services or obligations within the next twelve months.

     Returns and Allowances

     The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2003 or 2004.

     The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations were $3.1 million, $3.5 million and $4.0 million for 2002, 2003 and 2004, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among others. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

     Property and Equipment

     Property and equipment consists of furniture, computers, other office equipment, purchased software for internal use, and leasehold improvements recorded at cost. The Company depreciates the cost of furniture, computers, other office equipment and purchased software on a straight-line basis over their estimated useful lives (three years for computer equipment and software, five years for office equipment, seven years for furniture). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Included in computer equipment and software are assets under a capital lease of approximately $247,000 as of December 31, 2003 and 2004. Accumulated depreciation relating to the assets under a capital lease was $0 and $82,000 as of December 31, 2003 and 2004, respectively. Depreciation and amortization expense for property and equipment, including assets under a capital lease, for the years ended December 31, 2002, 2003 and 2004 was approximately $6,275,000, $7,639,000 and $7,207,000, respectively, and was included in general and administrative expenses in the Consolidated Statements of Income.

     Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2003	2004
Computer equipment and software	$23,624	$29,198
Furniture and office equipment	7,432	8,221
Leasehold improvements	4,743	5,258

	35,799	42,677
Less accumulated depreciation and amortization	(22,784)	(29,079)

	$13,015	$13,598

1. Organization and Summary of Significant Accounting Policies (continued)

     Acquisition-Related Intangible Assets

     Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The other intangible assets are being amortized on a straight-line basis over a period of two to ten years. Total amortization expense related to acquisition-related intangible assets was approximately $1,772,000, $3,432,000 and $3,575,000 for the years ended December 31, 2002, 2003 and 2004, respectively, and is included in amortization of acquired developed technology and amortization of acquisition-related intangibles in the accompanying Consolidated Statements of Income.

     Acquisition-Related Intangible Assets consist of the following (in thousands):

	December 31,
	2003	2004
Cost:
Acquired software	$10,218	$11,171
Other intangible assets with definite lives	8,597	8,597

	18,815	19,768

Accumulated amortization:
Acquired software	5,460	7,528
Other intangible assets with definite lives	2,413	3,920

	7,873	11,448

Net book value:
Acquired software	$4,758	$3,643
Other intangible assets with definite lives	6,184	4,677

	$10,942	$8,320

     The Company expects amortization expense for the next five years to be as follows based on intangible assets as of December 31, 2004 (in thousands):

2005	$3,264
2006	2,014
2007	1,855
2008	744
2009	418
Thereafter	25

     Goodwill

Goodwill, which represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired is no longer being amortized. On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new statement, the Company no longer amortizes goodwill, but instead tests for impairment on at least an annual basis. Goodwill consists of the following (in thousands):

	December 31,
	2003	2004
Goodwill	$36,268	$37,049
Less accumulated amortization	(4,580)	(4,580)

	$31,688	$32,469

     Approximately $35.8 million of the gross Goodwill is deductible for income tax purposes.

1. Organization and Summary of Significant Accounting Policies (continued)

     Software Development Costs

     Research and development expenses are charged to expense as incurred. The Company determines the amount of development costs capitalizable under the provisions of SFAS No. 86, “Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with SFAS No. 86. The Company has defined technological feasibility as the point in time at which the Company has a detailed program design or a working model of the related product, depending on the type of development efforts. For the years ended December 31, 2002, 2003 and 2004, the Company capitalized no internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers has been insignificant. Total amortization expense related to software development costs capitalized prior to 2002 was approximately $526,000, $343,000 and $0 for the years ended December 31, 2002, 2003 and 2004, respectively, and is included in cost of software and hosting fees in the accompanying Consolidated Statements of Income. As of December 31, 2003 and 2004, all capitalized development costs were fully amortized.

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

     Impairment of Goodwill

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted in its entirety on January 1, 2002, the Company evaluates the carrying value of goodwill and other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill or other intangible asset is impaired, the Company compares the fair value of the reporting unit to which the goodwill or other intangible asset is assigned to its carrying amount, including goodwill and the other intangible assets. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill or other intangible assets, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The initial evaluation of goodwill and other intangible assets completed as of June 30, 2002 in accordance with SFAS No. 142 resulted in no impairment losses. Additionally, the Company performed its periodic review of its goodwill and other intangible assets for impairment as of December 31, 2002, 2003 and 2004, and did not identify any asset impairment as a result of the review.

1. Organization and Summary of Significant Accounting Policies (continued)

     Guarantees and Indemnifications

     The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of December 31, 2004.

     The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. As a result, the Company believes the estimated fair value of these agreements is nominal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

     Segment Information

     The Company operates in a single segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See Note 8 for discussion of foreign operations.

     Advertising Costs

     Advertising costs are expensed as incurred and totaled approximately $715,000, $855,000 and $534,000 in 2002, 2003 and 2004, respectively. Advertising costs are included in sales and marketing on the Consolidated Statements of Income.

     Basic and Diluted Net Income Per Share

     Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.

1. Organization and Summary of Significant Accounting Policies (continued)

     Diluted net income per share is computed using net income divided by Weighted Shares, and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 2002, 2003 and 2004:

	2002		2003		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted shares	28,652,609	28,652,609	29,532,466	29,532,466	30,055,916	30,055,916
Effect of CESs	—	1,797,952	—	1,349,210	—	1,010,873

	28,652,609	30,450,561	29,532,466	30,881,676	30,055,916	31,066,789

     Options to purchase 1,924,075 shares, 1,866,351 shares and 3,020,952 shares of common stock were outstanding during the years ended December 31, 2002, 2003 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares during the respective years. See Note 3 for further information on those securities.

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

	2002	2003	2004
Dividend yield	—	—	—
Expected volatility	84%	73%	62%
Risk-free interest rate at the date of grant	2.0%	3.3%	4.3%
Expected life	6 years	6 years	7.5 years

     Using these assumptions, the fair values of the stock options granted during the years ended December 31, 2002, 2003 and 2004 are $24,693,000, $24,980,000 and $32,257,000, respectively, which would be amortized over the vesting period of the options.

     The weighted average fair values of options at the date of grant for the years ended December 31, 2002, 2003 and 2004 was $16.61, $17.52 and $16.95 per share, respectively.

1. Organization and Summary of Significant Accounting Policies (continued)

     The following pro forma information adjusts the net income and net income per share of common stock for the impact of SFAS No. 123:

	2002	2003	2004
Net income (loss):
As reported	$25,196	$21,845	$22,109
Add: Stock-based employee compensation expense included in reported net income, net of taxes	58	52	658
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards, net of taxes	(25,072)	(28,380)	(31,290)

Pro forma in accordance with SFAS No. 123	$182	$(6,483)	$(8,523)

Basic net income or pro forma net income (loss) per share:
As reported	$0.88	$0.74	$0.74
Pro forma in accordance with SFAS No. 123	$0.01	$(0.22)	$(0.28)
Diluted net income or pro forma net income (loss) per share:
As reported	$0.83	$0.71	$0.71
Pro forma in accordance with SFAS No. 123	$0.01	$(0.22)	$(0.28)

     The Company’s estimated forfeiture rate of unvested stock options used in 2002 and 2003 when determining the stock-based employee compensation expense determined under the fair-value method, net of taxes, used an incorrect assumption when determining the appropriate forfeiture rate. As a result, the pro forma information was restated to reflect the proper forfeiture rate. The impact of the restatement is presented below (in thousands):

	2002		2003
	As previously reported	As restated	As previously reported	As restated
Pro forma net income (loss)	$2,463	$182	$(3,672)	$(6,483)
Pro forma net income (loss) per share:
Basic	$0.09	$0.01	$(0.12)	$(0.22)
Diluted	$0.09	$0.01	$(0.12)	$(0.22)

     On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.

     Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     The Company will be adopting Statement 123(R) beginning July 1, 2005 and is currently in the process of evaluating which method will be adopted.

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $14.0 million, $11.3 million, and $10.7 million in 2002, 2003 and 2004, respectively.

1. Organization and Summary of Significant Accounting Policies (continued)

     Comprehensive Income

     The Company’s comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on short-term investments. The components of accumulated other comprehensive income (loss) as of December 31, 2003 and 2004 are as follows (in thousands):

	December 31,
	2003	2004
Foreign currency translation adjustment	$717	$1,138
Unrealized gain (loss) on investments	3	(256)

Total	$720	$882

     Reclassifications

     Certain reclassifications were made to the prior years’ financial statements to conform to the 2004 presentation. Auction rate securities previously included in cash and cash equivalents in the Consolidated Balance Sheets were reclassified to short-term investments. These reclassifications also impacted the amounts relating to both cash and investments in the Consolidated Statements of Cash Flows. See Investments above for a further description of these securities.

     A lease incentive payment received during 2003 previously included as a reduction to net property and equipment was reclassified from net property and equipment and to deferred rent in the Consolidated Balance Sheets. These reclassifications also impacted the amounts relating to depreciation and amortization, deferred rent and property and equipment in the Consolidated Statements of Cash Flows.

     Amortization expense relating to acquired developed technology previously included in amortization of acquisition-related intangibles in the Consolidated Statements of Income was reclassified to amortization of acquired developed technology.

     Depreciation expense relating to the off-shore development center in India previously included in research and development in the Consolidated Statements of Income was reclassified to general and administrative.

     Unrealized gains and losses on intercompany balances were previously included in foreign currency impact on cash and were reclassified to unrealized foreign currency gain under cash flow from operations in the Consolidated Statements of Cash Flows.

     The reclassifications described above were not considered material. The following represents the previously reported amounts and amounts after the reclassification adjustments (in thousands):

	As reported	Reclassification	Adjusted	As reported	Reclassification	Adjusted
Balance Sheets:	2002	2002	2002	2003	2003	2003
Cash and cash equivalents	$20,780	$(1,500)	$63,164	$140,964	$(109,557)	$31,407
Short-term investments	57,193	1,500	58,693	4,992	109,557	114,549
Property and equipment, net	12,352	—	12,352	12,152	863	13,015
Deferred rent	—	—	—	—	863	863

	As reported	Reclassification	Adjusted	As reported	Reclassification	Adjusted
Statements of Income:	2002	2002	2002	2003	2003	2003
Amortization of acquired developed technology	$—	$1,500	$1,500	$—	$1,999	$1,999
Research and development	20,780	—	20,780	27,358	(376)	26,982
General and administrative	20,943	—	20,943	23,711	376	24,087
Amortization of acquisition-related intangibles	1,772	(1,500)	272	3,432	(1,999)	1,433

	As reported	Reclassification	Adjusted	As reported	Reclassification	Adjusted
Statements of Cash Flow:	2002	2002	2002	2003	2003	2003
Depreciation and amortization	$6,801	$—	$6,801	$7,830	$152	$7,982
Unrealized foreign currency gain	—	(520)	(520)	—	(281)	(281)
Deferred rent	—	—	—	—	863	863
Net cash provided by operating activities	45,966	(520)	45,446	36,261	734	36,995
Purchases of property and equipment	(5,990)	—	(5,990)	(6,718)	(1,015)	(7,733)
Net purchases (maturities) of investments	(37,077)	(1,500)	(38,577)	42,730	(108,057)	(65,327)
Net cash provided by (used in) investing activities	(64,230)	(1,500)	(65,730)	31,262	(109,072)	(77,810)
Foreign currency impact on cash	(186)	520	334	(259)	281	22

1. Organization and Summary of Significant Accounting Policies (continued)

     New Accounting Pronouncements

     In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements were effective only for annual periods ending after June 15, 2004. The adoption of EITF 03-1 did not have a material effect on the Consolidated Statements of Income, financial position or liquidity.

     In December 2004, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act)” that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 rather than as a tax rate reduction. Also in December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” addressing accounting and disclosure guidance relating to a company’s repatriation program. The additional disclosures required under this staff position are included in Note 2, Income Taxes. Both FSPs were effective upon issuance.

2. Income Taxes

     The Company is subject to future federal and state income taxes and has recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2003 and 2004. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2004 are as follows (in thousands):

	December 31,
	2003	2004
Deferred tax assets:
Accounts receivable	$970	$1,069
Net operating loss carryforwards	7,938	—
Accrued liabilities	1,011	878
Stock compensation expense	26	368
Intangible assets	2,407	2,293
Depreciation	1,001	542
Research and development credits	4,846	2,834
AMT Credit	—	1,911
Other	21	—

	18,220	9,895

Deferred tax liabilities:
Other	396	466

	17,824	9,429
Tax reserve	(1,700)	(2,055)
Valuation allowance	(10,324)	—

Net deferred tax assets	$5,800	$7,374

     The components of income from domestic and foreign operations before income tax expense for the years ended December 31, 2002, 2003 and 2004 are as follows (in thousands):

	2002	2003	2004
Domestic	$37,658	$31,498	$33,334
Foreign	1,921	1,772	1,341

Total	$39,579	$33,270	$34,675

     The components of the historical income tax provision for the years ended December 31, 2002, 2003 and 2004 are as follows (in thousands):

	2002	2003	2004
Current:
Federal	$12,218	$9,811	$11,629
State	1,801	1,361	1,752
Foreign	991	375	759

	15,010	11,547	14,140

Deferred:
Federal	(551)	(192)	(1,554)
State	(76)	(34)	39
Foreign	—	104	(59)

	(627)	(122)	(1,574)

Total	$14,383	$11,425	$12,566

     The income tax benefits related to the exercise of stock options were allocated to additional paid-in capital. Such amounts were approximately $14,024,000, $11,322,000 and $10,737,000 for 2002, 2003 and 2004, respectively.

     The Company has approximately $2.8 million of research and development tax credit carryforwards that expire in 2020 to 2024. The Company has provided a tax reserve of $2.1 million for the carryforwards. As the Company utilizes the carryforwards, the amount of tax benefit realized will be charged to Additional paid-in-capital.

     The valuation allowance referred to above represents the removal of deferred tax items for net operating loss carryforwards which were generated by stock option exercises recorded to additional paid-in-capital. In fiscal 2004, all net operating loss carryforwards were utilized therefore the deferred tax asset and related valuation allowance decreased to $0 at December 31, 2004.

2. Income Taxes (continued)

     The Company currently has a tax holiday in India through March of 2009. As a result of this holiday, the Company had income of approximately $771,000 in 2003 and $2,028,000 in 2004 that was not subject to tax. The India entity did not have income in 2002. The impact on diluted earnings per share if the income had been taxable was decreases of $.01 per share and $.02 per share in 2003 and 2004, respectively.

     Deferred taxes are not provided for temporary differences of approximately $4.2 million, $5.5 million and $8.7 million as of December 31, 2002, 2003 and 2004, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

     In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. As of December 31, 2004, the Company has started an evaluation of the effects of the repatriation provision, but does not expect to be able to complete this evaluation until the second quarter of 2005. While no repatriation decisions have been made as of December 31, 2004, the range of possible amounts that the Company is considering for repatriation is between zero and $8.7 million. The related potential range of deferred taxes that would have to be provided should a repatriation decision be made is between zero and $3 million.

     The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2002, 2003 and 2004:

	2002	2003	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income tax, net of federal benefit	2.9	2.8	3.4
Research and development credits	(2.2)	(2.6)	(0.7)
Foreign operations	0.6	(0.8)	0.1
Tax exempt income	(0.2)	(0.5)	(1.2)
Meals and entertainment	0.2	0.5	0.4
Intangibles	(0.1)	(0.1)	—
Other	0.1	—	(0.8)

Income taxes	36.3%	34.3%	36.2%

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

     The Manhattan Associates, Inc. 1998 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted by the Board of Directors and approved by the shareholders in February 1998. The Stock Incentive Plan provides for the grant of incentive stock options. Optionees have the right to purchase a specified number of shares of common stock at a specified option price and subject to such terms and conditions as are specified in connection with the option grant. The Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the Stock Incentive Plan generally and to interpret the provisions thereof. Options granted under the Stock Incentive Plan cannot have a term exceeding ten years and typically vest over a period of two to six years.

     As of December 31, 2004, the Stock Incentive Plan provides for issuance of up to 13,603,085 shares of common stock (subject to adjustment in the event of stock splits and other similar events), less the number of shares issued under the LLC Option Plan, in the form of stock options and other stock incentives. The number of shares available for issuance under the Plan is automatically adjusted, without shareholder approval, on the first day of each fiscal year, beginning with the 2000 fiscal year, by a number of shares such that the total number of shares reserved for issuance under the Plan equals the sum of (i) the aggregate number of shares previously issued under the Plan and the LLC Option Plan; (ii) the aggregate number of shares subject to then outstanding stock incentives granted under the Plan and the LLC Option Plan; and (iii) 5% of the number of shares of common stock outstanding on the last day of the preceding fiscal year. However, no more than 1,000,000 of the shares available for grant each year shall be available for issuance pursuant to incentive stock options, and no more than 10,000,000 shares resulting from such automatic adjustments may ever be issued during the term of the Plan.

3. Stock Option Plans (continued)

     A summary of changes in outstanding options is as follows:

		Weighted Average
	Options	Exercise Price
December 31, 2001	6,532,767	$17.04
Granted	1,637,900	$23.12
Canceled	(270,871)	$26.54
Exercised	(1,571,354)	$5.49

December 31, 2002	6,328,442	$21.08
Granted	1,541,075	$26.40
Canceled	(444,541)	$27.90
Exercised	(1,046,948)	$8.86

December 31, 2003	6,378,028	$23.90
Granted	1,938,825	$25.15
Canceled	(600,184)	$30.86
Exercised	(334,157)	$12.09

December 31, 2004	7,382,512	$24.19

     Details of options outstanding at December 31, 2004 are as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted
Exercise	Options	Remaining	Average	Options	Average
Prices	Outstanding	Contractual Life	Exercise Prices	Exercisable	Exercise Price
$0.56-3.50	286,250	1.9	$2.10	286,250	$2.10
3.51 - 7.50	172,354	3.8	5.87	172,236	5.87
7.51 - 15.00	690,699	5.0	10.64	611,366	10.25
15.01 - 23.00	1,529,100	8.3	19.68	511,857	18.31
23.01 – 27.00	1,736,215	7.7	25.38	964,909	25.55
27.01 – 31.00	2,230,744	8.4	28.15	849,522	28.05
31.01 - 40.00	460,400	6.2	37.52	422,825	37.84
40.01 - 68.38	276,750	5.8	55.48	265,700	55.66

	7,382,512	7.3	$24.19	4,084,665	$23.63

     At December 31, 2004, the Company has 7,548,179 shares of common stock reserved for issuance and 111,755 shares available for future grant under the Stock Incentive Plan. On January 1, 2005, the number of shares of common stock available for future grant under the Stock Incentive Plan was increased by 1,359,172 in accordance with the automatic adjustment described above.

     The Company recorded deferred compensation of $580,000 on options granted during 1998, as the exercise price was less than the deemed fair value of the underlying common stock. In addition, the Company recorded deferred compensation of $232,000 and $1,290,000 during 2003 and 2004, respectively, for the issuance of 8,109 and 45,803 shares of restricted stock under the stock incentive plan. The Company amortizes deferred compensation over the vesting periods on a straight-line basis. The Company recorded compensation expense of $58,000, $52,000 and $1,101,000 for the years ended December 31, 2002, 2003 and 2004, respectively, and had deferred compensation expense of $198,000 and $387,000 at December 31, 2003 and 2004, respectively.

4. Shareholders’ Equity

     During 2002 and 2004, the Company purchased 260,000 and 885,400 shares of the Company’s common stock for approximately $4,110,000 and $21,763,000, respectively, through open market transactions as part of a publicly-announced buy-back program. No shares of the Company’s common stock were purchased during 2003.

5. Commitments and Contingencies

Leases

     Rents charged to expense were approximately $4,015,000, $5,020,000 and $5,907,000 for the years ended December 31, 2002, 2003 and 2004, respectively. The leases for the Company’s headquarters in Atlanta, Georgia expire on March 31, 2008, at which time the Company has the option to renew for an additional five years at then current market rates. Aggregate future minimum lease payments under the capital lease and noncancellable operating leases as of December 31, 2004 are as follows (in thousands):

	Capital	Operating
Year Ended December 31,	Leases	Leases
2005	$152	$5,554
2006	152	6,373
2007	—	6,007
2008	—	2,715
2009	—	1,298
Thereafter	—	286

Total	$304	$22,233
Less amount representing interest	(17)

Net present value of future minimum lease payments	287
Less current portion of capital lease obligation	(139)

Long-term portion of capital lease obligation	$148

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

Legal and Other Matters

     The Company is currently in the process of implementing its warehouse management system at a large customer with whom it is having challenging discussions surrounding their delayed implementation, although no legal claims have been filed by either party to date. The Company believes that its contractual obligations to date have been met and it is entitled to the outstanding receivables of approximately $3 million from the customer at December 31, 2004. The Company is in discussions with this customer regarding resolution of this matter as well as payment; however, no such resolution has been reached at this time. While no assurance can be given regarding the outcome of the matter discussed, because of the nature and inherent uncertainties of disputes, should the outcome of this matter be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

     From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Many of the Company’s installations involve products that are critical to the operations of its clients’ businesses. Any failure in a Company product could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in its contracts will be enforceable in all instances. The Company is not presently involved in any material litigation. However, it is involved in various legal proceedings. The Company believes that any liability that may arise as a result of these proceedings will not have a material adverse effect on its financial condition. The Company expenses legal costs associated with loss contingencies as such legal costs are incurred.

6. Acquisitions

     Logistics.com

     On December 31, 2002, the Company acquired certain assets of Logistics.com, Inc. from Internet Capital Group for a one-time cash payment of approximately $21.3 million, of which $1.5 million was held in escrow until December 31, 2003. Logistics.com provided logistics planning and execution solutions that provide cost savings to shippers and carriers. The Company acquired the assets of Logistics.com to enhance its existing transportation management product offering and to expand its customer base. The acquisition has been accounted for under the purchase method of accounting, and the results of operations are included in the Company’s operations after that date. No amounts were included in the operating results for the year ended December 31, 2002.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, December 31, 2002 (in thousands):

Current assets		$1,825
Property and equipment		1,190
Research and development assets		1,470
Intangible assets subject to amortization:
Computer software (5 year life)	$1,530
Customers (7 year life)	2,880
Tradename (5 year life)	1,920
Other intangibles (2 year life)	360

		6,690
Goodwill		11,944

Total assets acquired		23,119
Current liabilities		1,782

Total liabilities assumed		1,782

Net assets acquired		$21,337

     The $1.5 million assigned to in-process research and development assets was written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

     The Goodwill is not being amortized, but is reviewed for impairment on an annual basis.

     Unaudited pro forma operating results for the year ended December 31, 2002, assuming that the acquisition had occurred at the beginning of 2002 is as follows (in thousands):

2002
Revenues	$183,537
Pro forma net income	15,090
Pro forma diluted net income per share	$0.50

6. Acquisitions (continued)

     ReturnCentral

     On June 30, 2003, the Company acquired certain assets of ReturnCentral for a cash payment of approximately $1.5 million. The purchase price includes the earnout of approximately $900,000 recorded through December 31, 2004, and will be further adjusted for additional potential earnout based upon the total ReturnCentral software and services fees received and recognized prior to August 31, 2005. The earnout payment for the first twelve months is the sum of: (i) 30% of all ReturnCentral software fees up to and including $800,000; plus 33% of all ReturnCentral software fees greater than $800,000 and up to and including $1.3 million; plus 36% of all ReturnCentral software fees greater than $1.3 million and up to and including $2.0 million; plus 40% of all ReturnCentral software fees greater than $2.0 million; and (ii) 13% of all ReturnCentral service fees. The earnout payment, if any, for the following fourteen month period will be the sum of: (i) 30% of all ReturnCentral software fees up to and including $2.0 million; plus 33% of all ReturnCentral software fees greater than $2.0 million and up to and including $3.0 million; plus 36% of all ReturnCentral software fees greater than $3.0 million and up to and including $4.0 million; plus 40% of all ReturnCentral software fees greater than $4.0 million; and (ii) 13% of all ReturnCentral service fees. The results of operations are included in operations after June 30, 2003. The entire purchase price has been recorded as acquired developed technology and is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product (5 years) including the period being reported on.

     Streamsoft

     On October 14, 2003, the Company closed an Asset Purchase Agreement with Streamsoft, a provider of warehouse optimization software. The Company acquired substantially all of the assets of Streamsoft for a purchase price of approximately $2.1 million. The purchase price includes the earnout of approximately $250,000 recorded through December 31, 2004, and will be further adjusted for additional potential earnout based upon the total Streamsoft software fees received and recognized prior to September 30, 2005. The earnout payment shall be calculated as 10% of all net software fees recognized, and is subject to additional terms and conditions, as defined in the purchase agreement. The acquisition has been accounted for under the purchase method of accounting, and the results of operations are included in operations after October 14, 2003. The purchase price has been allocated to net assets acquired of $0.2 million, acquired developed technology of $0.2 million, and other intangible assets of $1.7 million. Acquired developed technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product (5 years) including the period being reported on. Approximately $0.1 million of other intangible assets is being amortized over a ten-year useful life. The remaining $1.6 million of other intangible assets is goodwill, which is not being amortized, but is being reviewed for impairment on an annual basis.

     Avere

     On January 23, 2004, the Company acquired certain assets of Avere, Inc. (“Avere”), a provider of order management software. The Company completed the acquisition to enhance its product offering. The Company acquired substantially all of the assets of Avere for a purchase price of approximately $285,000 in cash plus a potential earnout based upon the total Avere software fees recognized by the Company during the period starting on December 31, 2003 and ending on December 31, 2005. The earnout payment, if any, will be calculated as the following percentages of all Avere software fees recognized during the earnout period: (i) 25% of the Avere software fees greater than $200,000 and up to and including $2 million; (ii) 30% of the Avere software fees greater than $2 million and up to and including $4 million; and (iii) 35% of the Avere software fees greater than $4 million. The entire purchase price has been recorded as acquired developed technology and is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining five-year estimated economic life of the product, including the period being reported on. The operating results of Avere were included in the Company’s operations after January 23, 2004.

     eebiznet

     On July 9, 2004, the Company acquired certain assets of eebiznet (“eebiznet”), whose primary business activities consist of the marketing and sale of supply software in France. The Company acquired eebiznet to expand its presence in Europe. The Company acquired all the outstanding shares of eebiznet for approximately $493,000 in cash plus a potential earnout based upon the sales of its software and service solutions in France during the period

6. Acquisitions (continued)

starting April 1, 2004 through March 31, 2006. The earnout payment, if any, will be calculated based on the following percentages of all license sales in France recognized during the period: (i) 30% of the software fees in France up to €1.5 million ($2.05 million as of December 31, 2004); (ii) 40% of the software fees in France over €1.5 million ($2.05 million as of December 31, 2004); and (iii) 2% of all service revenues. The entire purchase price has been recorded on a preliminary basis to goodwill, as eebiznet’s assets and liabilities were immaterial. The operating results of eebiznet were included in the Company’s operations after July 9, 2004.

7. In-Process Research and Development, Acquisition-Related Expenses and Restructuring Charge

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

8. Geographic and Product Information

     Geographic revenue information for the three years ended December 31, 2004 is based on the location of the customer. Long-lived asset information is based on the physical location of the assets at the end of each of the fiscal years.

     Revenue by geographic region/country was as follows (in thousands):

	2002	2003	2004
United States	$142,296	$158,120	$166,267

Europe	29,333	31,920	35,532
Rest of world	4,092	6,774	13,120

Total international	33,425	38,694	48,652

Total revenue	$175,721	$196,814	$214,919

     Total U.S. long-lived assets were approximately $66.8 million and $100.6 million as of December 31, 2003 and 2004, respectively. Total international long-lived assets, which include assets in Australia, China, France, Germany, India, Japan, the Netherlands, Singapore and the United Kingdom, were approximately $3.8 million and $5.7 million as of December 31, 2003 and 2004, respectively.

     The software products that the Company sells consist of the following Solution Groups: Warehouse Management, Transportation Management, Trading Partner Management, Distributed Order Management, Reverse Logistics Management, Performance Management and RFID. The Company has not included annual revenue for each of the solution groups in the footnote disclosures primarily to avoid the somewhat misleading method of allocating the revenue to the various products when multiple solutions groups are sold in a single contract. Although the Company currently uses the list prices as a basis for allocating the revenue to the various products, it does not believe that this information is always an accurate indicator of the products’ success because of the way certain products are added to contracts for incentive reasons, although the customer may not have the desire to implement that product immediately. The allocation method places revenue on products that could be significantly in excess of the value the customer would place on it in some cases. Therefore, the Company believes that disclosing the software and hosting fees for the Warehouse Management Solution Group and combining all other Solution Groups into one is the most useful information. Software and hosting fees for the three years ended December 31, 2004 were as follows (in thousands):

	2002	2003	2004
Warehouse Management Solution Group	$33,653	$25,704	$28,455
All Other Solution Groups	6,580	17,525	21,431

Total Software and Hosting Fees	$40,233	$43,229	$49,886

9. Employee Benefit Plan

     The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $14,000, as defined, to the 401(k) Plan. The Company provides for a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the years ended December 31, 2002, 2003 and 2004, the Company made matching contributions to the 401(k) Plan of $1,006,000, $1,250,000 and $1,314,000, respectively.

10. Related Party Transactions

     During the years ended December 31, 2003 and 2004, the Company purchased software and services for approximately $250,000 and $63,000, respectively, from a company whose President and Chief Executive Officer is a member of Manhattan’s Board of Directors. In the opinion of management, the rates, terms and consideration of the transaction approximated those with unrelated parties. As of December 31, 2004, there was $1,400 outstanding relating to the purchases.

     During the year ended December 31, 2003 and 2004, the Company sold software and services for approximately $400,000 and $90,000, respectively, to a company whose Chief Executive Officer is a relative of a member of the Company’s executive management team. In the opinion of management, the rates, terms and consideration of the transaction approximated those with unrelated parties. As of December 31, 2004, there was $90,000 outstanding and included in accounts receivable relating to the 2004 sales.

     During the years ended December 31, 2003 and 2004, the Company purchased hardware of approximately $75,000 and $200,000, respectively, from Alien Technology, a party in which the Company made a $2 million investment during 2003. See Note 1 for further details on the investment. In the opinion of management, the rates, terms and consideration of the transaction approximated those with unrelated parties. As of December 31, 2004, there was approximately $13,000 outstanding relating to the purchases.

     During the year ended December 31, 2002, there were no related party transactions.

11. Quarterly Results of Operations (Unaudited)

     The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2003 and 2004. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004
	(In thousands, except per share data)
Statement of Income Data:
Revenue:
Software and hosting fees	$10,159	$11,357	$9,636	$12,077	$12,306	$13,784	$10,257	$13,539
Services	30,240	33,385	33,546	32,149	33,606	36,328	36,759	34,799
Hardware and other	5,698	5,455	7,045	5,219	5,381	5,858	4,853	7,449
Recovery (allowance) relating to bankrupt customer	—	848	—	—	—	—	—	—

Total revenue	46,097	51,045	50,227	49,445	51,293	55,970	51,869	55,787
Costs and expenses:
Cost of software and hosting fees	1,123	1,222	1,027	1,098	823	850	977	1,435
Amortization of acquired developed technology	452	452	492	603	493	518	521	547
Cost of services	12,766	14,084	13,911	13,457	15,096	16,523	17,009	17,225
Cost of hardware and other	4,927	4,629	6,016	4,551	4,578	5,071	4,211	6,211
Research and development	6,717	6,947	6,708	6,610	7,200	7,281	7,090	7,251
Sales and marketing	7,572	8,608	7,276	7,744	7,920	8,942	8,062	9,125
General and administrative	5,771	5,929	6,155	6,232	6,528	6,605	6,833	7,080
In-process research and development charge and other acquisition-related charges	—	—	885	—	—	—	—	—
Amortization of acquisition-related intangibles	311	373	374	375	377	373	373	373
Restructuring Charge	—	893	—	—	—	—	—	—

Total costs and expenses	39,639	43,137	42,844	40,670	43,015	46,163	45,076	49,247

Income from operations	6,458	7,908	7,383	8,775	8,278	9,807	6,793	6,540
Other income, net	557	1,055	402	732	389	304	540	2,024

Income before income taxes	7,015	8,963	7,785	9,507	8,667	10,111	7,333	8,564
Income taxes	2,475	3,174	2,795	2,981	2,990	3,491	2,683	3,402

Net income	$4,540	$5,789	$4,990	$6,526	$5,677	$6,620	$4,650	$5,162

Diluted net income per share	$0.15	$0.19	$0.16	$0.21	$0.18	$0.21	$0.15	$0.17

Shares used in diluted net income per share	30,446	30,688	31,208	31,341	31,349	31,403	30,786	30,770

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

     Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that, due to the material weakness discussed in Management’s Report on Internal Control over Financial Reporting on page 30 hereof, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     The material weakness identified by management relates to revenue recognition for sales contracts with multiple revenue elements. The Company has historically been able to establish vendor specific objective evidence (“VSOE”) of fair value of its professional services and customer support services and software enhancement subscriptions (“maintenance”) but not for its software licenses and, therefore, typically allocates arrangement consideration using the residual method and recognizes software license revenue upon the execution of the software license contract, provided that all other revenue recognition criteria have been met. Although various preventive controls have been in place, management believes that additional detective controls should be established to ensure that professional services and maintenance, when sold separately, are not being offered at prices substantially different than the established VSOE of fair market value for those services. If substantial variations from VSOE of fair value exist, then appropriate evidence of fair value does not exist and the Company would be required to recognize the revenue from software license fees ratably over the service period, rather than at the time of contract execution.

     The Company does not believe that the lack of these additional controls has resulted in errors in our revenue recognition. Based on analyses performed by management, we believe that appropriate VSOE of fair value did exist during 2004 for professional services and maintenance. We are improving our internal controls over monitoring VSOE of fair value as it relates to revenue recognition beginning immediately by:

•	establishing a quarterly procedure of comparing actual professional services billing rates and rates for maintenance renewals to management’s assessment of VSOE of fair value for those services to ensure that VSOE of fair value still exists for our consulting and maintenance services, and

•	providing additional training and documentation of our internal pricing policies to our sales, services, and product management personnel.

Management’s Report on Internal Control over Financial Reporting

     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the attestation report of Ernst & Young LLP on management’s assessment of the Company’s internal control over financial reporting are contained on pages 30, 31 and 32, respectively, of this report.

Change in Internal Control over Financial Reporting

     There are no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Certain information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 29, 2005 under the captions “Code of Ethics,” “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Certain information regarding our executive officers is included in Part I of this report on Form 10-K under the caption “Executive Officers.”

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 29, 2005 under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 29, 2005 under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 29, 2005 under the caption “Certain Transactions.”

Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or prior to April 29, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements.

     The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

     2. Financial Statement Schedule.

     The following financial statement schedule is filed as a part of this report:

SCHEDULE II

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions			Balance
	Beginning of	Charged to	Net		at End of
Classification:	Period	Operations	Deductions		Period
Allowance for doubtful accounts for the year ended:
December 31, 2002	$8,533,000	$3,082,000	$6,442,000	(1)	$5,173,000
December 31, 2003	$5,173,000	$3,453,000	$5,445,000	(2)	$3,181,000
December 31, 2004	$3,181,000	$4,048,000	$3,058,000		$4,171,000

(1)	Included in the net deductions for 2002 is the write-off of approximately $1.8 million and recovery of approximately $2.3 million relating to the significant customer. Also included is the addition of the allowance balance of approximately $477,000 acquired as part of the Logistics.com acquisition, which did not impact operations. Excluding these amounts, the net deduction amount for 2002 was $2.8 million.

(2)	Included in the net deductions for 2003 is the recovery of approximately $0.8 million relating to the significant customer. Also included is a true-up of approximately $0.2 million relating to the allowance balance acquired as part of the Logistics.com acquisition, which did not impact operations. Excluding these amounts, the net deduction amount for 2003 was $4.4 million.

     All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended September 30, 2003 (File No. 000-23999), filed on November 14, 2003).

4.1	Provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

4.2	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.1	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant dated September 24, 1997 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.2	First Amendment to Lease between Wildwood Associates, a Georgia general partnership, and the Registrant dated October 31, 1997 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.3	Second Amendment to Lease Agreement between Wildwood Associates, a Georgia general partnership, and the Registrant, dated February 27, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.4	Third Amendment to Lease Agreement between Wildwood Associates and the Registrant, dated October 24, 2000 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.5	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant, dated June 25, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2001 (File No. 000-23999), filed August 14, 2001).

10.6	Lease Agreement by and between Tektronix UK Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated October 21, 1999 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.7	Lease (Burlington Business Center) by and between Gateway Rosewood, Inc. and Manhattan Associates, Inc., dated August 23, 2004.

10.8	Agreement to Build and Lease between Orchid Apartments Private Limited and Manhattan Associates India Development Centre Private Limited, executed on November 19, 2004.

10.9	Lease Agreement between IGE Energy Services (UK) Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated February 1, 2005.

Exhibit
Number	Description
10.10	Sub-Sublease Agreement between Scientific Research Corporation, a Georgia corporation, and the Registrant, dated July 2, 1998 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report for the period ended December 31,1998 (File No. 000-23999), filed on March 31, 1999).

10.11	Sub-Sublease Agreement between The Profit Recovery Group International 1, Inc., a Georgia corporation, and the Registrant, dated August 19, 1998 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.12	Standard Sublease Agreement between Life Office Management Association, Inc. and the Registrant, dated October 20, 2000 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.13	Standard Sublease Agreement between Chevron USA Inc. and the Registrant, dated November 20, 2000 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.14	Form of Indemnification Agreement with certain directors and officers of the Registrant (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No.000-23999), filed on August 9, 2004).

10.15	Form of Tax Indemnification Agreement for direct and indirect shareholders of Manhattan Associates Software, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.16	Summary Plan Description of the Registrant’s Money Purchase Plan & Trust, effective January 1, 1997 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.17	Summary Plan Description of the Registrant’s 401(k) Plan and Trust, effective January 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.18	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.19	First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.20	Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.21	Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.22	Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.23	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-68968), filed on September 5, 2001).

Exhibit
Number	Description
10.24	Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Annual Report for the period ended December 31, 2001 (File No. 000-23999), filed on April 1, 2002).

10.25	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.26	Manhattan Associates, LLC Option Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.27	Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.28	Separation and Non-Competition Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.29	Executive Employment Agreement by and between the Registrant and Steve Norton, effective as of January 24, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 12, 2005).

10.30	Severance and Non-Competition Agreement by and between the Registrant and Steve Norton, effective as of January 24, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on January 12, 2005).

10.31	Executive Employment Agreement by and between the Registrant and Richard M. Haddrill, dated October 11, 1999 (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.32	Executive Employment Agreement Modification by and between the Registrant and Richard M. Haddrill, effective July 19, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2001 (File No. 000-23999), filed on November 14, 2001).

10.33	Executive Employment Agreement Second Modification by and between the Registrant and Richard M. Haddrill, effective November 10, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2003 (File No. 000-23999), filed on November 14, 2003).

10.34	Executive Employment Agreement Third Modification by and between the Registrant and Richard M. Haddrill, effective February 25, 2004 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.35	Executive Employment Agreement by and between the Registrant and Edward K. Quibell, effective as of April 25, 2003 (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.36	Severance and Non-Competition Agreement by and between the Registrant and Edward K. Quibell, dated April 25, 2003 (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

Exhibit
Number	Description
10.37	Executive Employment Agreement by and between the Registrant and Jeffrey Mitchell, effective as of September 3, 1999 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.38	Executive Non-Competition and Severance Agreement by and between the Registrant and Jeffrey S. Mitchell, dated June 22, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.39	Executive Employment Agreement by and between the Registrant and Jeffry Baum, effective as of October 30, 2000 (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.40	Executive Employment Agreement by and between the Registrant and Ramesh Srinivasan, effective as of January 1, 2004 (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.41	Severance and Non-Competition Agreement by and between the Registrant and Ramesh Srinivasan, dated January 1, 2004 (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.42	Separation and Non-Competition Agreement by and between the Registrant and Ramesh Srinivasan, dated January 25, 2005.

10.43	Employment Agreement by and between the Registrant and Eric Peters, dated April 23, 2002 (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.44	Separation Agreement and Release, by and between the Registrant and Neil Thall, dated March 26, 2003 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2002 (File No. 000-23999), filed on March 31, 2003).

10.45	Non-Competition Agreement, by and between the Registrant and Neil Thall, dated March 26, 2003 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2002 (File No. 000-23999), filed on March 31, 2003).

10.46	Form of License Agreement, Software Maintenance Agreement and Consulting Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.47	Form of Software License, Services and Maintenance Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.48	Asset Purchase Agreement, dated December 31, 2002, by and between the Registrant and Logistics.com, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 15, 2003).

16.1	Letter from Arthur Andersen LLP, dated April 25, 2002, to the Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K (File No. 000-23999), filed on April 29, 2002).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.
	By:	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Date: March 16, 2005		Chief Executive Officer, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. HUNTZ, JR.	Chairman of the Board	March 16, 2005

John J. Huntz, Jr.

/s/ PETER F. SINISGALLI	Chief Executive Officer,	March 16, 2005
President and Director
Peter F. Sinisgalli	(Principal Executive Officer)

/s/ STEVEN R. NORTON	Senior Vice President, Chief	March 16, 2005
Financial Officer and Treasurer
Steven R. Norton	(Principal Financial and
Accounting Officer)

/s/ RICHARD M. HADDRILL	Vice-Chairman of the Board	March 16, 2005

Richard M. Haddrill

/s/ BRIAN J. CASSIDY	Director	March 16, 2005

Brian J. Cassidy

/s/ PAUL R. GOODWIN	Director	March 16, 2005

Paul R. Goodwin

/s/ THOMAS E. NOONAN	Director	March 16, 2005

Thomas E. Noonan

/s/ DEEPAK RAGHAVAN	Director	March 16, 2005

Deepak Raghavan

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended September 30, 2003 (File No. 000-23999), filed on November 14, 2003).

4.1	Provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

4.2	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.1	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant dated September 24, 1997 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.2	First Amendment to Lease between Wildwood Associates, a Georgia general partnership, and the Registrant dated October 31, 1997 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.3	Second Amendment to Lease Agreement between Wildwood Associates, a Georgia general partnership, and the Registrant, dated February 27, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.4	Third Amendment to Lease Agreement between Wildwood Associates and the Registrant, dated October 24, 2000 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.5	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant, dated June 25, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2001 (File No. 000-23999), filed August 14, 2001).

10.6	Lease Agreement by and between Tektronix UK Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated October 21, 1999 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.7	Lease (Burlington Business Center) by and between Gateway Rosewood, Inc. and Manhattan Associates, Inc., dated August 23, 2004.

10.8	Agreement to Build and Lease between Orchid Apartments Private Limited and Manhattan Associates India Development Centre Private Limited, executed on November 19, 2004.

10.9	Lease Agreement between IGE Energy Services (UK) Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated February 1, 2005.

10.10	Sub-Sublease Agreement between Scientific Research Corporation, a Georgia corporation, and the Registrant, dated July 2, 1998 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report for the period ended December 31,1998 (File No. 000-23999), filed on March 31, 1999).

Exhibit
Number	Description
10.11	Sub-Sublease Agreement between The Profit Recovery Group International 1, Inc., a Georgia corporation, and the Registrant, dated August 19, 1998 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.12	Standard Sublease Agreement between Life Office Management Association, Inc. and the Registrant, dated October 20, 2000 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.13	Standard Sublease Agreement between Chevron USA Inc. and the Registrant, dated November 20, 2000 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.14	Form of Indemnification Agreement with certain directors and officers of the Registrant (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No.000-23999), filed on August 9, 2004).

10.15	Form of Tax Indemnification Agreement for direct and indirect shareholders of Manhattan Associates Software, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.16	Summary Plan Description of the Registrant’s Money Purchase Plan & Trust, effective January 1, 1997 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.17	Summary Plan Description of the Registrant’s 401(k) Plan and Trust, effective January 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.18	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.19	First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.20	Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.21	Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.22	Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.23	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-68968), filed on September 5, 2001).

10.24	Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Annual Report for the period ended December 31, 2001 (File No. 000-23999), filed on April 1, 2002).

Exhibit
Number	Description
10.25	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.26	Manhattan Associates, LLC Option Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.27	Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.28	Separation and Non-Competition Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.29	Executive Employment Agreement by and between the Registrant and Steve Norton, effective as of January 24, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 12, 2005).

10.30	Severance and Non-Competition Agreement by and between the Registrant and Steve Norton, effective as of January 24, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on January 12, 2005).

10.31	Executive Employment Agreement by and between the Registrant and Richard M. Haddrill, dated October 11, 1999 (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.32	Executive Employment Agreement Modification by and between the Registrant and Richard M. Haddrill, effective July 19, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2001 (File No. 000-23999), filed on November 14, 2001).

10.33	Executive Employment Agreement Second Modification by and between the Registrant and Richard M. Haddrill, effective November 10, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2003 (File No. 000-23999), filed on November 14, 2003).

10.34	Executive Employment Agreement Third Modification by and between the Registrant and Richard M. Haddrill, effective February 25, 2004 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.35	Executive Employment Agreement by and between the Registrant and Edward K. Quibell, effective as of April 25, 2003 (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.36	Severance and Non-Competition Agreement by and between the Registrant and Edward K. Quibell, dated April 25, 2003 (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.37	Executive Employment Agreement by and between the Registrant and Jeffrey Mitchell, effective as of September 3, 1999 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.38	Executive Non-Competition and Severance Agreement by and between the Registrant and Jeffrey S. Mitchell, dated June 22, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

Exhibit
Number	Description
10.39	Executive Employment Agreement by and between the Registrant and Jeffry Baum, effective as of October 30, 2000 (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.40	Executive Employment Agreement by and between the Registrant and Ramesh Srinivasan, effective as of January 1, 2004 (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.41	Severance and Non-Competition Agreement by and between the Registrant and Ramesh Srinivasan, dated January 1, 2004 (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.42	Separation and Non-Competition Agreement by and between the Registrant and Ramesh Srinivasan, dated January 25, 2005.

10.43	Employment Agreement by and between the Registrant and Eric Peters, dated April 23, 2002 (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.44	Separation Agreement and Release, by and between the Registrant and Neil Thall, dated March 26, 2003 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2002 (File No. 000-23999), filed on March 31, 2003).

10.45	Non-Competition Agreement, by and between the Registrant and Neil Thall, dated March 26, 2003 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2002 (File No. 000-23999), filed on March 31, 2003).

10.46	Form of License Agreement, Software Maintenance Agreement and Consulting Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.47	Form of Software License, Services and Maintenance Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.48	Asset Purchase Agreement, dated December 31, 2002, by and between the Registrant and Logistics.com, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 15, 2003).

16.1	Letter from Arthur Andersen LLP, dated April 25, 2002, to the Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K (File No. 000-23999), filed on April 29, 2002).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.