Form 10-Q
period 2005-03-31
MANHATTAN ASSOCIATES INC
filed 2005-05-10
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the Registrant’s class of capital stock outstanding as of May 6, 2005, the latest practicable date, is as follows: 29,315,767 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2005

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	March 31,
	2004	2005
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$37,429	$77,272
Short-term investments	88,794	55,052
Accounts receivable, net of allowance for doubtful accounts of $4,171 and $4,006 at December 31, 2004 and March 31, 2005, respectively	45,996	49,500
Deferred income taxes	4,257	6,377
Prepaid expenses and other current assets	7,087	8,580

Total current assets	183,563	196,781

Property and equipment, net	13,598	14,148
Long-term investments	46,433	43,067
Acquisition-related intangible assets, net	8,320	7,438
Goodwill, net	32,469	32,529
Deferred income taxes	3,583	2,629
Other assets	2,535	2,469

Total assets	$290,501	$299,061

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,800	$6,126
Accrued liabilities	6,079	5,256
Accrued compensation and benefits	6,639	6,702
Deferred revenue	22,710	24,912
Income taxes payable	2,233	5,717
Deferred rent	203	203
Current portion of capital lease obligations	139	141

Total current liabilities	44,803	49,057

Deferred income taxes	466	330
Deferred rent	457	406
Long-term portion of capital lease obligations	148	112

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2004 and March 31, 2005	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 29,580,724 and 29,591,574 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	296	296
Additional paid-in capital	138,074	137,988
Retained earnings	105,762	110,544
Accumulated other comprehensive income	882	624
Deferred compensation	(387)	(296)

Total shareholders’ equity	244,627	249,156

Total liabilities and shareholders’ equity	$290,501	$299,061

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2005
Revenue:
Software and hosting fees	$12,306	$13,814
Services	33,606	37,437
Hardware and other	5,381	5,056

Total revenue	51,293	56,307

Costs and Expenses:
Cost of software and hosting fees	823	1,311
Amortization of acquired developed technology	493	554
Cost of services	15,096	17,822
Cost of hardware and other	4,578	4,518
Research and development	7,200	7,678
Sales and marketing	7,920	9,688
General and administrative	6,528	7,026
Amortization of acquisition-related intangibles	377	370

Total costs and expenses	43,015	48,967

Operating income	8,278	7,340
Other income, net	389	485

Income before income taxes	8,667	7,825
Income tax provision	2,990	3,043

Net income	$5,677	$4,782

Basic net income per share	$0.19	$0.16

Diluted net income per share	$0.18	$0.16

Weighted average number of shares:
Basic	30,135	29,620

Diluted	31,349	30,276

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended
	March 31,
	2004	2005
Operating activities:
Net income	$5,677	$4,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,732	1,868
Amortization of acquisition-related intangibles	870	924
Stock compensation	93	91
Tax benefit of options exercised	2,963	(183)
Deferred income taxes	75	(752)
Unrealized foreign currency loss	10	430
Changes in operating assets and liabilities:
Accounts receivable, net	(602)	(3,978)
Other assets	(351)	(1,471)
Accounts payable and accrued liabilities	(1,617)	(1,266)
Income taxes	(727)	2,999
Deferred rent	—	(51)
Deferred revenue	3,713	2,295

Net cash provided by operating activities	11,836	5,688

Investing activities:
Purchase of property and equipment	(1,565)	(2,507)
Purchases of investments	(328,726)	(235,787)
Maturities and sales of investments	318,652	272,723
Payments in connection with various acquisitions	—	(132)

Net cash provided by (used in) investing activities	(11,639)	34,297

Financing activities:
Payment of capital lease obligations	(47)	(34)
Proceeds from issuance of common stock from options exercised	1,180	97

Net cash provided by financing activities	1,133	63
Foreign currency impact on cash	(15)	(205)

Net change in cash and cash equivalents	1,315	39,843
Cash and cash equivalents at beginning of period	31,407	37,429

Cash and cash equivalents at end of period	$32,722	$77,272

Supplemental cash flow disclosures:
Net cash paid for income taxes	$129	$652

Cash paid for interest	$4	$4

Non-cash transaction:
Issuance of restricted stock	$1,375	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2005
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the financial position at March 31, 2005, the results of operations for the three month periods ended March 31, 2004 and 2005 and changes in cash flows for the three month periods ended March 31, 2004 and 2005. The results for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004.

2. Principles of Consolidation

     The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3. Revenue Recognition

     Our revenue consists of revenues from the licensing and hosting of software, fees from consulting, implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions, and sales of hardware.

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

Form 10-Q

3. Revenue Recognition (continued)

     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to our software solutions. As part of a complete solution, our customers frequently purchase hardware from us in conjunction with the licensing of software. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners and other peripherals. Hardware revenue is recognized upon shipment to the customer when title passes. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.

     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $1.6 million and $1.7 million for quarters ended March 31, 2004 and 2005, respectively.

4. Investments

     Our investments in marketable securities consist of debt instruments of the U.S. Treasury, U.S. government agencies, state and local government agencies and corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments with original maturities of 90 days or less are classified as cash equivalents; investments with original maturities of greater than 90 days but less than one year are classified as short-term investments; and investments with original maturities of greater than one year are classified as long-term investments. The long-term investments consist of debt instruments of U.S. government agencies and mature after one year through five years. We hold investments in Auction Rate Securities, which have original maturities greater than one year, but which have auctions to reset the yield every seven to 35 days. We have classified these assets as short-term investments. Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis.

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

5. Stock-Based Compensation (continued)

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

	Three Months Ended
	March 31,
	2004	2005
	(in thousands)
Net income (loss):
As reported	5,677	4,782
Add: Stock-based employee compensation expense included in reported net income	93	91
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards	(7,693)	(5,405)

Pro forma in accordance with SFAS No. 123	(1,923)	(532)
Basic net income (loss) per share:
As reported	0.19	0.16
Pro forma in accordance with SFAS No. 123	(0.06)	(0.02)
Diluted net income (loss) per share:
As reported	0.18	0.16
Pro forma in accordance with SFAS No. 123	(0.06)	(0.02)

     Our estimated forfeiture rate of unvested stock options used in the first two quarters of 2004 when determining the stock-based employee compensation expense determined under the fair-value method, net of taxes, used an incorrect assumption when determining the appropriate forfeiture rate. As a result, the pro forma information was restated to reflect the proper forfeiture rate. The impact of the restatement is presented below (in thousands):

	Three Months Ended
	March 31, 2004
	As previously reported	As restated
Pro forma net income (loss)	$7	$(1,923)
Pro forma net income (loss) per share:
Basic	$0.00	$(0.06)
Diluted	$0.00	$(0.06)

6. Comprehensive Income

     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.

     The following table sets forth the calculation of comprehensive income:

	Three Months Ended
	March 31,
	2004	2005
	(in thousands)
Net income	$5,677	$4,782
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of taxes	11	(112)
Foreign currency translation adjustment, net of taxes	105	(146)

Total other comprehensive income, net of taxes	116	(258)

Comprehensive income	$5,793	$4,524

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

     The following is a reconciliation of the shares used in the computation of net income per share:

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2005
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted Shares	30,135	30,135	29,620	29,620
Effect of CESs.	—	1,214	—	656

	30,135	31,349	29,620	30,276

     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 1,356,296 and 5,345,130 for the three months ended March 31, 2004 and 2005, respectively. Such shares were not included because they were antidilutive.

8. Geographic Information

     We conduct business in one operating segment: providing supply chain execution and optimization solutions. However, we prepare operating results for internal use on a geographic basis. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support our employees and customer base, billing and financial systems and a management and support team. There are certain corporate expenses included in our Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support our global organization, amortization of intangibles and costs that are one-time in nature, such as acquired in-process research and development.

     We use the same accounting policies for each of our geographical regions. There are no inter-regional sales. Our chief executive officer and chief financial officer evaluate performance based on revenue and operating results from operations for each region.

     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have included a summary of the regional financial information reported internally. Our geographic regions are the Americas, Europe, Middle East and Africa (“EMEA”), and Asia/Pacific. Included in the Americas costs are all research and development costs including the costs associated with our offshore development center in India.

Form 10-Q

8. Geographic Information (continued)

     The following table presents our revenues, expenses and operating income (loss) by reportable geographic region (in thousands):

	As of and for the three months ended March 31, 2005
	Americas	EMEA	Asia/Pacific	Total
Revenue:
Software and hosting fees	$11,740	$656	$1,418	$13,814
Services	30,217	5,749	1,471	37,437
Hardware and other	4,819	221	16	5,056

Total revenue	46,776	6,626	2,905	56,307

Costs and Expenses:
Cost of revenue	16,917	5,010	1,724	23,651
Operating expenses	21,079	2,930	1,307	25,316

Total costs and expenses	37,996	7,940	3,031	48,967

Operating income	$8,780	$(1,314)	$(126)	$7,340

	As of and for the three months ended March 31, 2004
	Americas	EMEA	Asia/Pacific	Total
Revenue:
Software and hosting fees	$10,664	$1,250	$392	$12,306
Services	27,279	6,051	276	33,606
Hardware and other	4,428	953	—	5,381

Total revenue	42,371	8,254	668	51,293

Costs and Expenses:
Cost of revenue	15,024	5,800	169	20,993
Operating expenses	18,707	3,082	233	22,022

Total costs and expenses	33,731	8,882	402	43,015

Operating income	$8,640	$(628)	$266	$8,278

9. Acquisition

     On January 23, 2004, we acquired certain assets of Avere, Inc. (“Avere”), a provider of order management software. We completed the acquisition to enhance our product offering. We acquired substantially all of the assets of Avere for a purchase price of approximately $305,000. The purchase price includes the earnout of approximately $75,000 recorded through March 31, 2005, and will be further adjusted for additional potential earnout based upon the total Avere software fees recognized by us prior to December 31, 2005. The earnout payment will be calculated as the following percentages of all Avere software fees recognized during the earnout period: (i) 25% of the Avere software fees greater than $200,000 and up to and including $2 million; (ii) 30% of the Avere software fees greater than $2 million and up to and including $4 million; and (iii) 35% of the Avere software fees greater than $4 million. The entire purchase price has been recorded as acquired developed technology and is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining five-year estimated economic life of the product, including the period being reported on. The operating results of Avere were included in our operations after January 23, 2004.

Form 10-Q

10. Reclassifications

     Certain reclassifications were made to the prior year’s financial statements to conform to the 2005 presentation.

11. New Accounting Pronouncements

     In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements were effective only for annual periods ending after June 15, 2004. The adoption of EITF 03-1 did not have a material effect on our Consolidated Statements of Income, financial position or liquidity.

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

     Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     We will adopt Statement 123(R) beginning on January 1, 2006 and are currently in the process of evaluating which method we will adopt. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

     In December 2004, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act)”, which provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 rather than as a tax rate reduction. Also in December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” addressing accounting and disclosure guidance relating to a company’s repatriation program. Both FSPs were effective upon issuance. We are currently evaluating the impact of these FSPs to determine the amount of tax benefit we are entitled to under the new regulations.

Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2004. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

     Our warehouse management solutions (“WMS”) manage the processes that take place within the distribution center, from receipt of goods to fulfillment of orders, and include applications for optimizing labor and slotting. With our transportation management solutions (“TMS”), companies can optimally procure, plan and execute transportation services across transportation modes, such as air, ship and ground. Our distributed order management solution enables companies to balance supply with demand and source goods to meet customer needs in a timely and cost effective manner. With our reverse logistics management solutions, companies can effectively manage the returns process and improve net asset recovery. Our trading partner management (“TPM”) solutions provide Web-based synchronization between trading partners, improving communication and visibility across the entire supply chain. Our RFID solutions offer a flexible, scalable and modular solution that provide an integration and reporting platform between RFID chip readers and supply chain execution and enterprise resource planning systems. Finally, our performance management applications include event management, alerting and reporting modules, which use analytic tools and alerting processes to monitor and proactively respond to events within the supply chain cycle, analyze historical and operational data and generate reports.

     In addition to our software solutions, we also offer a variety of services to enhance the value we provide customers. Our offerings include design, configuration, implementation, training, product assessment, customer support, hardware, consulting services and software enhancement subscriptions.

Form 10-Q

Application of Critical Accounting Policies and Estimates

     The Securities and Exchange Commission defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The condensed consolidated financial statements include accounts of both our subsidiaries and us. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made estimates and judgments relating to certain amounts included in the financial statements. As a result, application of these accounting policies could cause actual results to differ from these estimates.

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

     Revenue recognition rules for software companies are very complex. We recognize software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Although we follow very specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment including: (i) whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements; (ii) whether customizations or modifications of the software are significant; and (iii) whether collection of the software fee is probable. Additionally, we specifically evaluate any other elements in our license transactions, including but not limited to, options to purchase additional software at a future date, extended payment terms, functionality commitments not delivered with the software and existing outstanding receivable balances in making the determination of the amount and timing of revenue recognition.

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

Form 10-Q

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

Accounts Receivable

     We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in aggregate accounted for 18% and 14% of total revenue for the quarters ended March 31, 2004 and 2005, respectively. No single customer accounted for more than 10% of revenue in the first quarters of 2004 or 2005.

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

     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At March 31, 2005, our goodwill balance was $32.5 million and our intangible assets with definite lives balance was $7.4 million, net of accumulated amortization.

Form 10-Q

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

Results of Operations

Overview

     Our primary goal is to expand our position as a leading provider of supply chain execution and optimization solutions by delivering integrated, modular solutions to our customers. With the addition and integration of new products resulting from the acquisitions completed during 2002, 2003 and 2004, along with the synchronized release of new versions of our product suite with enhanced functionality, we have been able to accomplish continued revenue growth.

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

Form 10-Q

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2005

Revenue

	Quarter Ended	% Change	Quarter Ended
	March 31, 2004	2004 to 2005	March 31, 2005
	(unaudited and in thousands)
Software and hosting fees	$12,306	12%	$13,814
Percentage of total revenue	24%		25%

Services	33,606	11%	37,437
Percentage of total revenue	66%		66%

Hardware and other	5,381	(6%)	5,056
Percentage of total revenue	10%		9%

Total revenue	$51,293	10%	$56,307

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment, which are considered non-strategic. We believe our revenue growth from 2004 to 2005 is attributable to several factors, including, among others, increased sales of our expanded product suite, geographic expansion, our market leadership positions as to breadth of product offerings and financial stability and a compelling return on investment proposition for our customers.

     Software and hosting fees. The increase in software and hosting fees from the quarter ended March 31, 2004 to the quarter ended March 31, 2005 was primarily due to increased sales of newer products, relating primarily to our TMS and TPM solution groups. Sales of our solution groups other than our warehouse management solution group increased by $2.5 million, or 62%, from the first quarter of 2004 to the first quarter of 2005, while sales of our warehouse management solution group decreased by $1.0 million, or 12%, from the first quarter of 2004 to the first quarter of 2005. We continue to see an increase in the diversity of products purchased from us by new and existing customers as our newer products gain greater market acceptance. This is contributing to the fluctuations in the sales mix of our solutions groups.

     Services revenue. The increase in services revenue from the quarter ended March 31, 2004 to the quarter ended March 31, 2005 was principally due to: (i) an increase of 17% in the number of active engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. Revenue from software enhancement subscription agreements increased by 21% in the first quarter of 2005. During the economic downturn, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. Our services revenue growth has been and will likely continue to be affected by the mix of products sold. The individual engagements involving our newer products, including our TMS, RFID and TPM solutions, typically require less implementation services; however, the number of engagements continue to grow.

     Hardware and other. Sales of hardware are non-strategic and largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Sales of hardware decreased by 11% to

Form 10-Q

approximately $3.3 million in the first quarter of 2005 from approximately $3.8 million in the first quarter of 2004. The decrease in hardware sales was attributable to customers’ desires in the current macro-economic environment to buy hardware from other suppliers offering greater discounts, combined with increased sales of our optimization and transportation products, which require less hardware than our core warehouse management products. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended March 31, 2004 and 2005, reimbursements by customers for out-of-pocket expenses were approximately $1.6 million and $1.7 million, respectively.

Geographic regions.

     Geographic revenue information is based on the location of where the revenue is recorded. During 2004 and 2005, we derived the majority of our revenues from sales to customers within our Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2004	2005
Americas	83%	83%
EMEA	16%	12%
Asia/Pacific	1%	5%

     Revenues in EMEA decreased both as a percentage of total revenue and in absolute dollars. Revenues in EMEA are being negatively impacted by the delayed commitments for capital investments and the overall weakness of the European economy. Additional financial data for each geographic region can be found in Note 8 to the Condensed Consolidated Financial Statements.

Costs and Expenses

	Quarter Ended	% Change	Quarter Ended
	March 31, 2004	2004 to 2005	March 31, 2005
	(unaudited and in thousands)
Cost of software and hosting fees	$823	59%	$1,311
Percentage of software and hosting fees	7%		9%

Amortization of acquisition-related intangibles	493	12%	554
Percentage of software and hosting fees	4%		4%

Cost of services	15,096	18%	17,822
Percentage of services revenue	45%		48%

Cost of hardware and other	4,578	(1%)	4,518
Percentage of hardware and other revenue	85%		89%

Research and development	7,200	7%	7,678
Percentage of total revenue	14%		14%

Sales and marketing	7,920	22%	9,688
Percentage of total revenue	15%		17%

General and administrative	6,528	8%	7,026
Percentage of total revenue	13%		12%

Amortization of acquisition-related intangibles	377	(2%)	370
Percentage of total revenue	1%		1%

Form 10-Q

     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of capitalized research and development costs. The increase in cost of software fees, as a percentage of software and hosting fees and in absolute dollars, in the first quarter of 2005 is principally attributable to an increase in costs of approximately $300,000 relating to funded development arrangements. In addition, sales of our open systems products as a percentage of total revenue from all products sold increased from approximately 74% in the first quarter of 2004 to approximately 88% in the first quarter of 2005, which resulted in higher royalties paid to third parties during 2005.

     Amortization of Acquired Developed Technology. Amortization of acquired developed technology increased from $493,000 in the first quarter of 2004 to $554,000 in the first quarter of 2005. The slight increase was the result of the earnouts recorded relating to the acquisitions of ReturnCentral, Inc. in June 2003, Streamsoft, L.L.C. in October 2003 and Avere in January 2004.

     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the quarter ended March 31, 2005 was principally due to increases in salary-related costs resulting from: (i) an increase of 15% in the average number of personnel dedicated to the delivery of professional and technical services; and (ii) annual compensation increases. The decrease in the services gross margin from 55% in the first quarter of 2004 to 52% during the first quarter of 2005 was attributable to the continued shift in product mix to open systems, fixed price contracts and increased costs due to international expansion and training. The implementation of our warehouse management open systems products is more costly than the implementation of our legacy warehouse management product, the iSeries or AS400, due to the lower maturity level of the product and limited experience of the services personnel and integration requirements with multiple third party hardware and software products.

     Cost of Hardware and other. Cost of hardware decreased from approximately $3.0 million in the first quarter of 2004 to approximately $2.8 million in the first quarter of 2005 as a direct result of lower sales of hardware. The increase in the cost of hardware and other as a percentage of hardware and other revenue is principally due to an increase in the percentage of hardware products sold with relatively lower gross margins, a decrease in hardware maintenance revenue recognized during the first quarter of 2005, which has a margin higher than the average hardware margin, and an increase in the relative percentage of reimbursed out-of-pocket expenses with no gross margin during the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $1.6 million and $1.7 million for the quarters ended March 31, 2004 and 2005, respectively.

     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the quarter ended March 31, 2005 was attributable to an increase in personnel dedicated to ongoing research and development activities at our offshore development center in India. The number of research and development personnel related to our offshore development center increased from 176 at March 31, 2004 to 296 at March 31, 2005. Our principal research and development activities during 2004 and the first quarter of 2005 focused on the expansion and integration of new products acquired and the synchronized product release, which included expanded product functionality, interoperability and testing.

Form 10-Q

     Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which we have a detailed program design or a working model of the related product, depending upon the type of development effort. For the quarters ended March 31, 2004 and 2005, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses from the first quarter of 2004 to the first quarter of 2005 was principally attributable to: (i) an increase in salary-related costs resulting from a 30% increase in the average number of international and domestic sales and marketing personnel in the first quarter of 2005 compared to the first quarter of 2004; (ii) greater incentive compensation paid on 12% higher license and hosting fees in the first quarter of 2005; and (iii) continued global expansion of our sales and marketing programs.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the quarter ended March 31, 2005 was principally attributable to an increase in salary-related costs resulting from an increase of approximately 26% in the number of general and administrative personnel, primarily from our international expansion. Depreciation expense is included in general and administrative expenses and amounted to $1.7 million and $1.9 million during the quarters ended March 31, 2004 and 2005, respectively.

     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Logistics.com, Inc. in December 2002, ReturnCentral, Inc. in June 2003, Streamsoft, L.L.C. in October 2003, Avere in January 2004, and eebiznet in July 2004. Amortization of acquisition-related intangibles was consistent from the first quarter of 2004 to the first quarter of 2005.

	Quarter Ended	% Change	Quarter Ended
	March 31, 2004	2004 to 2005	March 31, 2005
	(unaudited and in thousands)
Income from operations	$8,278	(11%)	$7,340
Percentage of total revenue	16%		13%

Other income, net	389	25%	485
Percentage of total revenue	1%		1%

Income tax provision	2,990	2%	3,043
Percentage of income before income taxes	35%		39%

     Income from Operations. The decrease in operating income from the quarter ended March 31, 2004 to the quarter ended March 31, 2005 was the result of the decrease in our services gross margin and increased expenses from the continued investment in global expansion initiatives and the further development of our product suite.

Form 10-Q

     Other Income, Net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income increased from approximately $400,000 in the first quarter of 2004 to approximately $900,000 in the first quarter of 2005 due to an overall increase in market interest rates along with an increase in the cash available to invest. The weighted-average interest rate on investment securities at March 31, 2004 and March 31, 2005 was approximately 1.0% and 2.7%, respectively. We recorded net foreign currency losses of $10,000 and $400,000 during the three months ended March 31, 2004 and 2005, respectively. The foreign currency losses resulted from losses on intercompany transactions denominated in U.S. dollars with subsidiaries due to the strengthening of the U.S. dollar since year-end relative to other foreign currencies, primarily the British Pound and Euro.

     Income Tax Provision. Our effective income tax rates were 34.5% and 38.9% in the quarters ended March 31, 2004 and 2005, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The increase in the tax rate in 2005 was attributable to losses in certain foreign locations, including Germany and China, where the expectation of realizing the tax benefit of those losses is not yet probable. The provision for income taxes for the quarter ended March 31, 2004 does not include the $3.0 million of tax benefit realized from stock options exercised during the quarter. This tax benefit reduces our income tax liability and is included in additional paid-in capital. There was no tax benefit realized from stock options exercised during the quarter ended March 31, 2005.

Liquidity and Capital Resources

     We have funded our operations primarily through cash generated from operations. As of March 31, 2005, we had approximately $175.4 million in cash, cash equivalents and investments, as compared to approximately $172.7 million at December 31, 2004.

     Our operating activities provided cash of approximately $11.8 million for the three months ended March 31, 2004 and $5.7 million for the three months ended March 31, 2005. Cash from operating activities for the three months ended March 31, 2005 arose principally from operating income, increases in prepayments of professional services, customer support services and software enhancement subscriptions, and an increase in income taxes payable, offset by an increase in accounts receivable and other assets. Days sales outstanding increased to 79 days at March 31, 2005 from 76 days at December 31, 2004, as a result of slower collections associated with international revenues.

     Our investing activities used cash of approximately $11.6 million for the three months ended March 31, 2004 and provided cash of approximately $34.3 million for the three months ended March 31, 2005. Cash from investing activities for the three months ended March 31, 2005 arose from the net sales and maturities of investments of approximately $36.9 million, off-set by the purchases of approximately $2.5 million of capital equipment to support our business and infrastructure.

     Our financing activities provided cash of approximately $1.1 million and $60,000 for the three months ended March 31, 2004 and 2005, respectively. The source of cash provided by financing activities was from the proceeds of the issuance of common stock pursuant to the exercise of stock options, partially off-set by the repayment of capital lease obligations.

     We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In April 2005, we incurred legal and financial due diligence costs of approximately $700,000 relating to an acquisition that did not close. In February 2005, our Board of

Form 10-Q

Directors authorized us to purchase up to $20 million of our common stock, including the amount that had previously been approved but not yet repurchased, over a period ending no later than February 3, 2006. We expect to fund purchases under the program through existing cash, cash equivalents and investments.

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

     We recognized foreign exchange rate losses of approximately $10,000 and $400,000 during the three months ended March 31, 2004 and 2005, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at March 31, 2005 relative to the U.S. dollar would result in approximately a $0.8 million change in the reported foreign currency loss for the three months ended March 31, 2005.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at March 31, 2004 and March 31, 2005 was approximately 1.0% and 2.7%, respectively.

Form 10-Q

The fair value of cash equivalents and investments held at March 31, 2005 was approximately $169.0 million. Based on the average investments outstanding during the quarter ended March 31, 2005, an increase or decrease of 25 basis points would result in an increase or decrease to interest income of approximately $100,000 from the reported interest income for the three months ended March 31, 2005.

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

     The following changes in our internal controls over financial reporting occurred during the period covered by this report relating to monitoring vendor-specific objective evidence (“VSOE”) of fair value as it relates to revenue recognition:

•	we established a quarterly procedure of comparing actual professional services billing rates and rates for maintenance renewals to management’s assessment of VSOE of fair value for those services to ensure that VSOE of fair value still exists for our consulting and maintenance services, and

•	we provided additional training and documentation of our internal pricing policies to our sales, services and product management personnel.

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

     We are currently having challenging discussions with a large customer regarding their delayed implementation of our warehouse management system, although no legal claims have been filed by either party to date. We believe that our contractual obligations to date have been met and we are entitled to the outstanding receivables of approximately $3 million from the customer at March 31, 2005. We are in discussions with this customer regarding resolution of this matter as well as payment; however, no such resolution has been reached at this time. While no assurance can be given regarding the outcome of the matter discussed, because of the nature

Form 10-Q

and inherent uncertainties of disputes, should the outcome of this matter be unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     In February 2005, our Board of Directors authorized us to purchase up to $20 million of our common stock, including the amount that had previously been approved but not yet repurchased, over a period ending no later than February 3, 2006. There were no stock repurchases during the quarter ended March 31, 2005.

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

MANHATTAN ASSOCIATES, INC.
Date: May 10, 2005	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 10, 2005	/s/ Steven R. Norton
Steven R. Norton
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