Form 10-Q
period 2005-06-30
MANHATTAN ASSOCIATES INC
filed 2005-08-09
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The number of shares of the Registrant’s class of capital stock outstanding as of August 5, 2005, the latest practicable date, is as follows: 28,667,993 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended June 30, 2005
Form 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2004	June 30, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,429	$32,639
Short-term investments	88,794	97,259
Accounts receivable, net of allowance for doubtful accounts of $4,171 and $6,738 at December 31, 2004 and June 30, 2005, respectively	45,996	46,517
Deferred income taxes	4,257	2,342
Prepaid expenses and other current assets	7,087	8,676

Total current assets	183,563	187,433

Property and equipment, net	13,598	14,324
Long-term investments	46,433	38,322
Acquisition-related intangible assets, net	8,320	6,521
Goodwill, net	32,469	32,245
Deferred income taxes	3,583	2,940
Other assets	2,535	2,964

Total assets	$290,501	$284,749

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,800	$6,074
Accrued liabilities	6,079	6,792
Accrued compensation and benefits	6,639	9,916
Deferred revenue	22,710	24,958
Income taxes payable	2,233	3,274
Deferred rent	203	203
Current portion of capital lease obligations	139	143

Total current liabilities	44,803	51,360

Deferred income taxes	466	406
Deferred rent	457	355
Long-term portion of capital lease obligations	148	75

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2004 and June 30, 2005	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 29,580,724 and 28,659,773 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	296	287
Additional paid-in capital	138,074	118,541
Retained earnings	105,762	113,317
Accumulated other comprehensive income	882	673
Deferred compensation	(387)	(265)

Total shareholders’ equity	244,627	232,553

Total liabilities and shareholders’ equity	$290,501	$284,749

See accompanying Notes to Condensed Consolidated Financial Statements.
Form 10-Q

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenue:
Software and hosting fees	$13,784	$14,633	$26,090	$28,447
Services	36,328	41,266	69,934	78,703
Hardware and other	5,858	5,470	11,239	10,526

Total revenue	55,970	61,369	107,263	117,676

Costs and Expenses:
Cost of software and hosting fees	850	1,249	1,673	2,560
Amortization of acquired developed technology	518	559	1,011	1,113
Cost of services	16,523	18,131	31,619	35,953
Cost of hardware and other	5,071	4,584	9,649	9,102
Research and development	7,281	7,869	14,481	15,547
Sales and marketing	8,942	10,507	16,862	20,195
General and administrative	6,605	7,404	13,133	14,430
Amortization of acquisition-related intangibles	373	648	750	1,018
Severance, acquisition and accounts receivable charges	—	4,400	—	4,400

Total costs and expenses	46,163	55,351	89,178	104,318

Operating income	9,807	6,018	18,085	13,358
Other income, net	304	609	693	1,094

Income before income taxes	10,111	6,627	18,778	14,452
Income tax provision	3,491	3,854	6,481	6,897

Net income	$6,620	$2,773	$12,297	$7,555

Basic net income per share	$0.22	$0.10	$0.41	$0.26

Diluted net income per share	$0.21	$0.09	$0.39	$0.25

Weighted average number of shares and equivalent shares:
Basic	30,178	29,174	30,015	29,396

Diluted	31,403	29,764	31,367	30,015

See accompanying Notes to Condensed Consolidated Financial Statements.
Form 10-Q

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended
	June 30,
	2004	2005
Operating activities:
Net income	$12,297	$7,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,458	3,745
Amortization of acquisition-related intangibles and developed technology	1,761	2,131
Stock compensation	465	122
Accounts receivable charge	—	2,815
Tax benefit of options exercised	6,266	(47)
Deferred income taxes	(1,346)	2,537
Unrealized foreign currency loss	185	931
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(6,700)	(4,204)
Other assets	(1,394)	(2,476)
Accounts payable and accrued liabilities	1,562	3,772
Income taxes payable	784	1,149
Deferred rent	—	(102)
Deferred revenue	4,333	2,458

Net cash provided by operating activities	21,671	20,386

Investing activities:
Purchase of property and equipment	(3,539)	(4,648)
Purchases of investments	(572,772)	(533,904)
Maturities and sales of investments	577,939	533,522
Payments in connection with various acquisitions	(869)	(166)

Net cash provided by (used in) investing activities	759	(5,196)

Financing activities:
Payment of capital lease obligations	(80)	(69)
Purchase of Manhattan Associates, Inc. common stock	(5,991)	(19,977)
Proceeds from issuance of common stock from options exercised	3,121	582

Net cash used in financing activities	(2,950)	(19,464)
Foreign currency impact on cash	(166)	(516)

Net change in cash and cash equivalents	19,314	(4,790)
Cash and cash equivalents at beginning of period	31,407	37,429

Cash and cash equivalents at end of period	$50,721	$32,639

Supplemental cash flow disclosures:
Cash paid for income taxes	$353	$2,792

Cash paid for interest	$9	$8

Non-cash transaction:
Issuance of restricted stock	$1,375	$—

See accompanying Notes to Condensed Consolidated Financial Statements.
Form 10-Q

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the financial position at June 30, 2005, the results of operations for the three and six-month periods ended June 30, 2004 and 2005 and cash flows for the six-month periods ended June 30, 2004 and 2005. The results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004.
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
Form 10-Q

3. Revenue Recognition (continued)
     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to our software solutions. As part of a complete solution, our customers periodically purchase hardware from us in conjunction with the licensing of software. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners and other peripherals. Hardware revenue is recognized upon shipment to the customer when title passes. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $3.7 million for each of the six months ended June 30, 2004 and 2005.
4. Investments
     Our investments in marketable securities consist of debt instruments of the U.S. Treasury, U.S. government agencies, state and local government agencies and corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments with maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of greater than one year from the date of purchase are generally classified as long-term investments. The long-term investments consist of debt instruments of U.S. government agencies and mature after one year through five years. We hold investments in Auction Rate Securities, which have original maturities greater than one year, but which have auctions to reset the yield every seven to 35 days. We have classified these assets as short-term investments, as they are available to support current operations and are highly liquid. Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is determined on a specific identification basis.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Net income (loss):
As reported	$6,620	$2,773	$12,297	$7,555
Add: Stock-based employee compensation expense included in reported net income, net of taxes	$230	$19	$323	$110
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards, net of taxes	$(8,358)	$(4,294)	$(16,051)	$(9,699)

Pro forma in accordance with SFAS No. 123	$(1,508)	$(1,502)	$(3,431)	$(2,034)
Basic net income (loss) per share:
As reported	$0.22	$0.10	$0.41	$0.26
Pro forma in accordance with SFAS No. 123	$(0.05)	$(0.05)	$(0.11)	$(0.07)
Diluted net income (loss) per share:
As reported	$0.21	$0.09	$0.39	$0.25
Pro forma in accordance with SFAS No. 123	$(0.05)	$(0.05)	$(0.11)	$(0.07)
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

	Three Months Ended		Six Months Ended
	June 30, 2004		June 30, 2004
	As previously		As previously
	reported	As restated	reported	As restated
	(in thousands)		(in thousands)
Pro forma net income (loss)	$429	$(1,508)	$436	$(3,431)

Pro forma net income (loss) per share:
Basic	$0.01	$(0.05)	$0.01	$(0.11)
Diluted	$0.01	$(0.05)	$0.01	$(0.11)
Form 10-Q

6. Comprehensive Income
     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
     The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Net income	$6,620	$2,773	$12,297	$7,555
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of taxes	(45)	107	(34)	(5)
Foreign currency translation adjustment, net of taxes	(115)	(58)	(10)	(204)

Total other comprehensive income (loss), net of taxes	(160)	49	(44)	(209)

Comprehensive income	$6,460	$2,822	$12,253	$7,346

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
     The following is a reconciliation of the shares used in the computation of net income per share:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2005
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted Shares	30,178	30,178	29,174	29,174
Effect of CESs	—	1,225	—	590

	30,178	31,403	29,174	29,764

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2005
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted Shares	30,015	30,015	29,396	29,396
Effect of CESs	—	1,352	—	619

	30,015	31,367	29,396	30,015

     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 1,303,222 shares and 6,008,469 shares for the three months ended June 30, 2004 and 2005, respectively, and 1,362,538 shares and 5,919,963 shares for the six months ended June 30, 2004 and 2005, respectively. Such shares were not included because they were antidilutive.
Form 10-Q

8. Geographic Information
     We conduct business in one operating segment: providing supply chain execution and optimization solutions. However, we prepare operating results for internal use on a geographic basis. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support our employees and customer base, billing and financial systems and a management and support team. There are certain corporate expenses included in our Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support our global organization and the amortization of acquired developed technology.
     We use the same accounting policies for each of our geographical regions. There are no inter-regional sales. Our chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each region.
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
     The following table presents our revenues, expenses and operating income (loss) by reportable geographic region (in thousands):

	For the three months ended June 30, 2005
	Americas		EMEA		Asia/Pacific	Total
Revenue:
Software and hosting fees	$12,715		$868		$1,050	$14,633
Services	32,434		6,215		2,617	41,266
Hardware and other	4,424		841		205	5,470

Total revenue	49,573		7,924		3,872	61,369

Costs and Expenses:
Cost of revenue	17,169		5,162		2,192	24,523
Operating expenses	22,156	(1)	7,417	(1)	1,255	30,828

Total costs and expenses	39,325		12,579		3,447	55,351

Operating income (loss)	$10,248		$(4,655)		$425	$6,018

	For the three months ended June 30, 2004
	Americas	EMEA	Asia/Pacific	Total
Revenue:
Software and hosting fees	$9,648	$3,517	$619	$13,784
Services	28,880	6,620	828	36,328
Hardware and other	5,127	729	2	5,858

Total revenue	43,655	10,866	1,449	55,970

Costs and Expenses:
Cost of revenue	15,318	6,869	775	22,962
Operating expenses	19,661	2,921	619	23,201

Total costs and expenses	34,979	9,790	1,394	46,163

Operating income	$8,676	$1,076	$55	$9,807

Form 10-Q

8. Geographic Information (continued)

	For the six months ended June 30, 2005
	Americas		EMEA		Asia/Pacific	Total
Revenue:
Software and hosting fees	$24,455		$1,524		$2,468	$28,447
Services	62,651		11,964		4,088	78,703
Hardware and other	9,243		1,062		221	10,526

Total revenue	96,349		14,550		6,777	117,676

Costs and Expenses:
Cost of revenue	34,640		10,172		3,916	48,728
Operating expenses	42,681	(1)	10,347	(1)	2,562	55,590

Total costs and expenses	77,321		20,519		6,478	104,318

Operating income (loss)	$19,028		$(5,969)		$299	$13,358

	For the six months ended June 30, 2004
	Americas	EMEA	Asia/Pacific	Total
Revenue:
Software and hosting fees	$20,312	$4,767	$1,011	$26,090
Services	56,159	12,671	1,104	69,934
Hardware and other	9,555	1,682	2	11,239

Total revenue	86,026	19,120	2,117	107,263

Costs and Expenses:
Cost of revenue	30,339	12,669	944	43,952
Operating expenses	38,371	6,003	852	45,226

Total costs and expenses	68,710	18,672	1,796	89,178

Operating income	$17,316	$448	$321	$18,085

(1)	Included in operating expenses above for both the three and six-month periods ended June 30, 2005 are $3.5 million of other charges in EMEA and $0.9 million of other charges in the Americas, as defined in Note 11.
9. Acquisition
     On January 23, 2004, we acquired certain assets of Avere, Inc. (“Avere”), a provider of order management software. We completed the acquisition to enhance our product offering. We acquired substantially all of the assets of Avere for a purchase price of approximately $305,000. The purchase price includes the earnout of approximately $110,000 recorded through June 30, 2005, and will be further adjusted for additional potential earnout based upon the total Avere software fees recognized by us prior to December 31, 2005. The earnout payment will be calculated as the following percentages of all Avere software fees recognized during the earnout period: (i) 25% of the Avere software fees greater than $200,000 and up to and including $2 million; (ii) 30% of the Avere software fees greater than $2 million and up to and including $4 million; and (iii) 35% of the Avere software fees greater than $4 million. The entire purchase price has been recorded as acquired developed technology and is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining five-year estimated economic life of the product, including the period being reported on. The operating results of Avere were included in our operations after January 23, 2004.
Form 10-Q

10. Reclassifications
     Certain reclassifications were made to the prior year’s financial statements to conform to the 2005 presentation.
11. Severance, acquisition and accounts receivable charges (“other charges”)
     During the quarter ended June 30, 2005, we recorded $4.4 million of other charges as a separate line item in the condensed consolidated statements of income. Included in the other charges were: (i) a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large customer with which we have had a challenging relationship and for which we consider collection to be doubtful; (ii) approximately $1.1 million in severance-related costs associated with the consolidation of our European operations into the Netherlands, United Kingdom and France; and (iii) $0.5 million in acquisition related costs associated with an attempted acquisition that did not close. The $2.8 million bad debt provision is our best estimate of costs to be incurred from the challenging relationship. However, this amount may change if the issue results in litigation or if a settlement is reached that is not covered by our corporate insurance policies. It is not possible at this time to estimate the amount of any such potential costs. As part of the restructuring in Europe, we eliminated 17 sales and professional services positions throughout Europe. As of June 30, 2005, $0.4 million of the $1.1 million of severance-related costs has been paid and the remaining $0.7 million will be paid over the next three months. We anticipate that there will be no further costs relating to the European restructuring in future quarters. The acquisition-related costs incurred consisted of outside legal and accounting due diligence expenses.
12. Shareholders’ Equity
     During the six months ended June 30, 2005, we purchased 974,100 shares of our common stock for approximately $20 million through open market transactions as part of a publicly-announced buy-back program. In addition, we issued 53,149 shares of common stock resulting from the exercise of stock options during the six months ended June 30, 2005.
13. New Accounting Pronouncements
     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
Form 10-Q

13. New Accounting Pronouncements (continued)
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
     We will adopt Statement 123(R) beginning on January 1, 2006 and are currently in the process of evaluating which method we will adopt. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future.
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
Form 10-Q

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
Accounts Receivable
     We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. During the second quarter of 2005, we recorded a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large customer with which we have had a challenging relationship and for which we consider collection to be doubtful. The provision was included in severance, acquisition and accounts receivable charges line item in the Condensed Consolidated Statement of Income. Our top five customers in aggregate accounted for 13% of total revenue for each of the six-month periods ended June 30, 2004 and 2005. No single customer accounted for more than 10% of revenue in the first six months of 2004 or 2005.
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
     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At June 30, 2005, our goodwill balance was $32.2 million and our intangible assets with definite lives balance was $6.5 million, net of accumulated amortization.
Form 10-Q

Income Taxes
     We provide for the effect of income taxes on our financial position and results of operations in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, projected tax credits and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.
Results of Operations
Overview
     Our primary goal is to expand our position as a leading provider of supply chain execution and optimization solutions by delivering integrated, modular solutions to our customers. With the addition and integration of new products resulting from the acquisitions completed during 2002, 2003 and 2004, along with releases of new versions of our product suite with enhanced functionality, we have been able to accomplish continued revenue growth.
     We continue to experience many effects of a weak spending environment for information technology in the United States and Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that a deterioration in the current business climates or continued delay in capital spending within the United States and/or other geographic regions in which we operate, could have a material adverse impact on our future operations.
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
Form 10-Q

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2005
Revenue

	Quarter Ended	% Change	Quarter Ended
	June 30, 2004	2004 to 2005	June 30, 2005
	(unaudited and in thousands)
Software and hosting fees	$13,784	6%	$14,633
Percentage of total revenue	25%		24%

Services	36,328	14%	41,266
Percentage of total revenue	65%		67%

Hardware and other	5,858	(7%)	5,470
Percentage of total revenue	10%		9%

Total revenue	$55,970	10%	$61,369
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
     Software and hosting fees. The increase in software and hosting fees from the quarter ended June 30, 2004 to the quarter ended June 30, 2005 was due to increased sales of our WMS solution group, which increased by $1.2 million, and which was partially offset by a slight decrease of approximately $0.3 million of our other solution groups. From quarter to quarter, we continue to see an increase in the diversity of products purchased from us by new and existing customers as our newer products gain greater market acceptance. This is contributing to the fluctuations in the sales mix of our solutions groups.
     Services revenue. The increase in services revenue from the quarter ended June 30, 2004 to the quarter ended June 30, 2005 resulted from: (i) an 11% increase in services personnel to support the 7% increase in the number of active engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. Revenue from software enhancement subscription agreements increased by 22% in the second quarter of 2005. During the economic downturn, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. Our services revenue growth has been and will likely continue to be affected by the mix of products sold. The individual engagements involving our newer products, including our TMS, RFID and TPM solutions, typically require less implementation services; however, the number of engagements continues to grow.
     Hardware and other. Sales of hardware are non-strategic and largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Sales of hardware decreased by 8% to approximately $3.5 million in the second quarter of 2005 from approximately $3.8 million in the second quarter of 2004. The decrease in hardware sales was attributable to customers’ desires in the current macro-economic environment to buy hardware from other suppliers offering greater discounts, combined with continued sales of our products that require less hardware than our core warehouse management
Form 10-Q

products. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended June 30, 2004 and 2005, reimbursements by customers for out-of-pocket expenses were approximately $2.1 million and $2.0 million, respectively.
Geographic regions.
     Geographic revenue information is based on the location of where the revenue is recorded. During 2004 and 2005, we derived the majority of our revenues from sales to customers within our Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three Months Ended
	June 30,
	2004	2005
Americas	78%	81%
EMEA	19%	13%
Asia/Pacific	3%	6%
     Revenues in EMEA decreased both as a percentage of total revenue and in absolute dollars. Revenues in EMEA during the second quarter of 2005 were negatively impacted by the delayed commitments for capital investments, lower German revenues resulting from the challenging relationship with a large customer and the overall weakness of the European economy. All of these factors led to the reorganization and consolidation of our EMEA operations during the quarter. We have realized an increase in revenues in Asia/Pacific as a result of the additional investments made throughout 2004 in Australia, China and Japan. Additional financial data for each geographic region can be found in Note 8 to the Condensed Consolidated Financial Statements.
Costs and Expenses

	Quarter Ended	% Change	Quarter Ended
	June 30, 2004	2004 to 2005	June 30, 2005
	(unaudited and in thousands)
Cost of software and hosting fees	$850	47%	$1,249
Percentage of software and hosting fees	6%		9%

Amortization of acquired developed technology	518	8%	559
Percentage of software and hosting fees	4%		4%

Cost of services	16,523	10%	18,131
Percentage of services revenue	45%		44%

Cost of hardware and other	5,071	(10%)	4,584
Percentage of hardware and other revenue	87%		84%

Research and development	7,281	8%	7,869
Percentage of total revenue	13%		13%

Sales and marketing	8,942	18%	10,507
Percentage of total revenue	16%		17%

General and administrative	6,605	12%	7,404
Percentage of total revenue	12%		12%

Amortization of acquisition-related intangibles	373	74%	648
Percentage of total revenue	1%		1%

Severance, acquisition and accounts receivable charges	—	100%	4,400
Percentage of total revenue	—		7%
Form 10-Q

     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. The increase in cost of software fees, as a percentage of software and hosting fees and in absolute dollars, in the second quarter of 2005 is principally attributable to an increase in costs of approximately $250,000 relating to funded software development arrangements. In addition, sales of our open systems products were approximately $600,000 higher in the second quarter of 2005, which resulted in an approximately $90,000 increase in royalties paid to third parties during 2005.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology increased from $518,000 in the second quarter of 2004 to $559,000 in the second quarter of 2005. The slight increase was the result of the earnouts recorded relating to the acquisitions of ReturnCentral, Inc. in June 2003, Streamsoft, L.L.C. in October 2003 and Avere, Inc. in January 2004.
     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the quarter ended June 30, 2005 was principally due to increases in salary-related costs resulting from: (i) an 11% increase in the average number of personnel dedicated to the delivery of professional services to support the 7% increase in the number of active engagements; and (ii) annual compensation increases.
     Cost of Hardware and other. Cost of hardware decreased from approximately $3.0 million in the second quarter of 2004 to approximately $2.6 million in the second quarter of 2005 as a direct result of lower sales of hardware. The decrease in the cost of hardware and other as a percentage of hardware and other revenue is principally due to an increase in the percentage of hardware products sold with relatively higher gross margins during the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $2.1 million and $2.0 million for the quarters ended June 30, 2004 and 2005, respectively.
     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the quarter ended June 30, 2005 was attributable to an increase in personnel dedicated to ongoing research and development activities at our offshore development center in India. The number of research and development personnel related to our offshore development center increased from 196 at June 30, 2004 to 310 at June 30, 2005. Our principal research and development activities during 2004 and 2005 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our comprehensive Integrated Logistics Solutions. In addition, during the second quarter of 2005, we invested in our Logistics Event Management Architecture (“LEMA”) platform, which is designed to provide our customers with a comprehensive, services-oriented supply chain platform. LEMA delivers database independence, a common data model, single sign-on functionality and an event-driven, long-running transaction processing environment.
     Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which we have a detailed program design or a working model of the related product, depending upon the type of development effort. For the quarters ended June 30, 2004 and 2005, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.
Form 10-Q

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses from the second quarter of 2004 to the second quarter of 2005 was principally attributable to: (i) an increase in salary-related costs resulting from a 36% increase in the average number of international and domestic sales and marketing personnel in the second quarter of 2005 compared to the second quarter of 2004; (ii) greater incentive compensation paid on 6% higher license and hosting fees in the second quarter of 2005, which was partially offset by (a) a decrease in the average cost per global sales and marketing employee resulting from additional international headcount in lower-cost markets and an increase in the number of non-direct sales roles to support the growing revenue and pipeline; and (b) approximately $150,000 less spent on marketing programs during the second quarter of 2005 compared to the second quarter of 2004.
     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the quarter ended June 30, 2005 was principally attributable to an increase in salary-related costs resulting from an increase of approximately 22% in the number of general and administrative personnel, primarily from our international expansion. In addition, fees relating to the audit of our financial statements and internal controls compliance increased by approximately $275,000 from the second quarter of 2004 to the second quarter of 2005, partially offset by lower legal fees. The percentage increase in costs was less than the percentage increase in headcount, as just over half the headcount increase was in international markets where the salaries are lower. Depreciation expense is included in general and administrative expenses and amounted to $1.9 million and $1.8 million during the quarters ended June 30, 2004 and 2005, respectively.
     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Logistics.com, Inc. in December 2002, ReturnCentral, Inc. in June 2003, Streamsoft, L.L.C. in October 2003, Avere, Inc. in January 2004, and eebiznet in July 2004. The increase from the second quarter of 2004 to the second quarter of 2005 was attributable to the amortization expense relating to the eebiznet acquisition.
     Severance, Acquisition and Accounts Receivable Charges. During the second quarter of 2005, we recorded $4.4 million of other charges. Included in the other charges were: (i) a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large customer with which we have had a challenging relationship and for which we consider collection to be doubtful; (ii) approximately $1.1 million in severance-related costs associated with the consolidation of our European operations into the Netherlands, United Kingdom and France; and (iii) $0.5 million in acquisition-related costs associated with an attempted acquisition that did not close. The $2.8 million bad debt provision is our best estimate of costs to be incurred from the challenging relationship. However, this amount may change if the issue results in litigation or if a settlement is reached that is not covered by our corporate insurance policies. It is not possible at this time to estimate the amount of any such potential costs. As part of the restructuring in Europe, we eliminated 17 sales and professional services positions throughout Europe. We anticipate that there will be no further costs relating to the restructuring in future quarters. The acquisition-related costs incurred consisted of outside legal and accounting due diligence expenses.
Form 10-Q

Income from Operations, Other Income and Taxes

	Quarter Ended	% Change	Quarter Ended
	June 30, 2004	2004 to 2005	June 30, 2005
	(unaudited and in thousands)
Income from operations	$9,807	(39%)	$6,018
Percentage of total revenue	18%		10%

Other income, net	304	100%	609
Percentage of total revenue	1%		1%

Income tax provision	3,491	10%	3,854
Percentage of income before income taxes	35%		58%
     Income from Operations. The decrease in operating income from the quarter ended June 30, 2004 to the quarter ended June 30, 2005 was the result of the $4.4 million of other charges recorded during the second quarter of 2005, partially off set by the increase in license and hosting fees and slight increase in the services gross margin.
     Other Income, Net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income increased from approximately $0.5 million in the second quarter of 2004 to approximately $1.1 million in the second quarter of 2005 due to an overall increase in market interest rates along with an increase in the cash available to invest. The weighted-average interest rate earned on investment securities during the three-month periods ended June 30, 2004 and June 30, 2005 was approximately 1.0% and 2.7%, respectively. We recorded net foreign currency losses of $0.2 million and $0.5 million during the three months ended June 30, 2004 and 2005, respectively. The foreign currency losses resulted from losses on intercompany balances with subsidiaries due to the strengthening of the U.S. dollar relative to other foreign currencies, primarily the British Pound and the Euro.
     Income Tax Provision. Our effective income tax rates were 34.5% and 58.2% in the quarters ended June 30, 2004 and 2005, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The increase in the tax rate in 2005 was attributable to the inability to recognize significant tax benefit from the $4.4 million of other charges due to the recent losses in the foreign locations where most of these charges occurred, in addition to operating losses in certain foreign locations, including Germany, Japan and China, where the expectation of realizing the tax benefit of those losses is not yet probable. The effective tax rate anticipated for the balance of 2005 is 38.9%. The provision for income taxes for the quarter ended June 30, 2004 does not include the $3.3 million of tax benefit realized from stock options exercised during the quarter. This tax benefit reduces our income tax liability and is included in additional paid-in capital. There was no tax benefit realized from stock options exercised during the quarter ended June 30, 2005.
Form 10-Q

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2005
Revenue

	Six Months Ended	% Change	Six Months Ended
	June 30, 2004	2004 to 2005	June 30, 2005
	(unaudited and in thousands)
Software and hosting fees	$26,090	9%	$28,447
Percentage of total revenue	24%		24%

Services	69,934	13%	78,703
Percentage of total revenue	65%		67%

Hardware and other	11,239	(6%)	10,526
Percentage of total revenue	10%		9%

Total revenue	$107,263	10%	$117,676
     Software and hosting fees. The increase in software and hosting fees from the six months ended June 30, 2004 to the six months ended June 30, 2005 was due to an increase in sales of approximately $2.3 million, or 20%, of our solution groups other than our WMS solution group. Sales of our WMS solution group were consistent from the first six months of 2004 to the first six months of 2005, increasing by $87,000. From period to period, we continue to see an increase in the diversity of products purchased from us by new and existing customers as our newer products gain greater market acceptance. This is contributing to the fluctuations in the sales mix of our solutions groups.
     Services revenue. The increase in services revenue from the six months ended June 30, 2004 to the six months ended June 30, 2005 resulted from: (i) the 13% increase in services personnel to support the 11% increase in the number of active engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. Revenue from software enhancement subscription agreements increased by 21% in the first six months of 2005.
     Hardware and other. Sales of hardware are non-strategic and largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Sales of hardware decreased by 10% to approximately $6.8 million in the first six months of 2005 from approximately $7.6 million in the first six months of 2004. The decrease in hardware sales was attributable to customers’ desires in the current macro-economic environment to buy hardware from other suppliers offering greater discounts, combined with increased sales of our products that require less hardware than our core warehouse management products. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For each of the six months ended June 30, 2004 and 2005, reimbursements by customers for out-of-pocket expenses were approximately $3.6 million.
Form 10-Q

Geographic regions.
     Geographic revenue information is based on the location of where the revenue is recorded. During 2004 and 2005, we derived the majority of our revenues from sales to customers within our Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Six Months Ended
	June 30,
	2004	2005
Americas	80%	82%
EMEA	18%	12%
Asia/Pacific	2%	6%
     Consistent with the second quarter of 2005, revenues in EMEA for the six months ended June 30, 2005 decreased both as a percentage of total revenue and in absolute dollars. Revenues in EMEA were negatively impacted during 2005 by delayed commitments for capital investments in supply chain solutions, lower German revenues resulting from the challenging relationship with a large customer, and the overall weakness of the European economy. We have realized an increase in revenues in Asia/Pacific as a result of the additional investments made throughout 2004 in Australia, China and Japan. Additional financial data for each geographical region can be found in Note 8 to the Condensed Consolidated Financial Statements.
Costs and Expenses

	Six Months Ended	% Change	Six Months Ended
	June 30, 2004	2004 to 2005	June 30, 2005
	(unaudited and in thousands)
Cost of software and hosting fees	$1,673	53%	$2,560
Percentage of software and hosting fees	6%		9%

Amortization of acquired developed technology	1,011	10%	1,113
Percentage of software and hosting fees	4%		4%

Cost of services	31,619	14%	35,953
Percentage of services revenue	45%		46%

Cost of hardware and other	9,649	(6%)	9,102
Percentage of hardware and other revenue	86%		86%

Research and development	14,481	7%	15,547
Percentage of total revenue	14%		13%

Sales and marketing	16,862	20%	20,195
Percentage of total revenue	16%		17%

General and administrative	13,133	10%	14,430
Percentage of total revenue	12%		12%

Amortization of acquisition-related intangibles	750	36%	1,018
Percentage of total revenue	1%		1%

Severance, acquisition and accounts receivable charges	—	100%	4,400
Percentage of total revenue	—		4%
Form 10-Q

     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. The increase in cost of software fees, as a percentage of software and hosting fees and in absolute dollars, in the first six months of 2005 is principally attributable to an increase in costs of approximately $550,000 relating to funded software development arrangements. In addition, sales of our open systems products as a percentage of total revenue from all products sold increased from 80% in the first six months of 2004 to approximately 85% in the first six months of 2005, an increase of $3.7 million, which resulted in an approximately $250,000 increase in royalties paid to third parties during 2005.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology increased from $1.0 million in the first six months of 2004 to $1.1 million in the first six months of 2005. The slight increase was the result of the earnouts recorded relating to the acquisitions of ReturnCentral, Inc. in June 2003, Streamsoft, L.L.C. in October 2003 and Avere, Inc. in January 2004.
     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the six months ended June 30, 2005 was due to increases in salary-related costs resulting from: (i) a 13% increase in the average number of personnel dedicated to the delivery of professional services to support the 11% increase in the number of active engagements; and (ii) annual compensation increases. The slight decrease in the services gross margin from 55% in the first six months of 2004 to 54% during the first six months of 2005 was attributable to the continued shift in product mix to open systems, fixed price contracts and increased costs due to international expansion and training. The implementation of our warehouse management open systems products is more costly than the implementation of our legacy warehouse management product, the iSeries or AS400, due to the lower maturity level of the product and limited experience of the services personnel and a more complex technology platform.
     Cost of Hardware and other. Cost of hardware decreased from approximately $6.0 million in the first six months of 2004 to approximately $5.4 million in the first six months of 2005 as a direct result of lower sales of hardware. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $3.7 million for each of the six months ended June 30, 2004 and 2005.
     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the six months ended June 30, 2005 was attributable to: (i) an increase in personnel dedicated to ongoing research and development activities at our offshore development center in India; and (ii) annual compensation increases. The number of research and development personnel related to our offshore development center increased from 197 at June 30, 2004 to 310 at June 30, 2005. Our principal research and development activities during 2004 and 2005 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our comprehensive Integrated Logistics Solutions. In addition, during 2005, we invested in our LEMA platform, which is designed to provide our customers with a comprehensive, services-oriented supply chain platform. LEMA delivers database independence, a common data model, single sign-on functionality and an event-driven, long-running transaction processing environment.
     Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which we have a detailed program
Form 10-Q

design or a working model of the related product, depending upon the type of development effort. For the six months ended June 30, 2004 and 2005, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.
     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses from the first six months of 2004 to the first six months of 2005 was attributable to: (i) an increase in salary-related costs resulting from a 33% increase in the average number of international and domestic sales and marketing personnel in the first six months of 2005 compared to the first six months of 2004; (ii) greater incentive compensation paid on 9% higher license and hosting fees in the first six months of 2005. These increases were partially offset by a decrease in the average cost per global sales and marketing employee resulting from additional international headcount in lower-cost markets and an increase in the number of non-direct sales roles to support the growing revenue and pipeline.
     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the six months ended June 30, 2005 was principally attributable to an increase in salary-related costs resulting from an increase of approximately 24% in the number of general and administrative personnel, primarily from our international expansion. In addition, fees relating to the audit of our financial statements and internal controls compliance increased by approximately $420,000 during the first six months of 2004 to 2005, partially offset by lower legal fees and other contract labor. The percentage increase in costs was less than the percentage increase in headcount, as half the headcount increase was in international markets where the salaries are lower. Depreciation expense is included in general and administrative expenses and amounted to $3.8 million and $3.7 million during the six months ended June 30, 2004 and 2005, respectively.
     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Logistics.com, Inc. in December 2002, ReturnCentral, Inc. in June 2003, Streamsoft, L.L.C. in October 2003, Avere, Inc. in January 2004, and eebiznet in July 2004. Amortization of acquisition-related intangibles was consistent from the first six months of 2004 to the first six months of 2005. The increase during the first six months of 2005 was attributable to the amortization expense relating to the eebiznet acquisition.
     Severance, Acquisition and Accounts Receivable Charge. During the six months ended June 30, 2005, we recorded $4.4 million of other charges. Included in the other charges were: (i) a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large customer with which we have had a challenging relationship and for which we consider collection to be doubtful; (ii) approximately $1.1 million in severance-related costs associated with the consolidation of our European operations into the Netherlands, United Kingdom and France; and (iii) $0.5 million in acquisition-related costs associated with an attempted acquisition that did not close. The $2.8 million bad debt provision is our best estimate of costs to be incurred from the challenging relationship. However, this amount may change if the issue results in litigation or if a settlement is reached that is not covered by our corporate insurance policies. It is not possible at this time to estimate the amount of any such potential costs. As part of the restructuring in Europe, we eliminated 17 sales and professional services positions throughout Europe. We anticipate that there will be no further costs relating to the restructuring in future quarters. The acquisition-related costs incurred consisted of outside legal and accounting due diligence expenses.
Form 10-Q

Income from Operations, Other Income and Taxes

	Six Months Ended	% Change	Six Months Ended
	June 30, 2004	2004 to 2005	June 30, 2005
	(unaudited and in thousands)
Income from operations	$18,085	(26%)	$13,358
Percentage of total revenue	17%		11%

Other income, net	693	58%	1,094
Percentage of total revenue	1%		1%

Income tax provision	6,481	6%	6,897
Percentage of income before income taxes	35%		48%
     Income from Operations. The decrease in operating income from the six months ended June 30, 2004 to the six months ended June 30, 2005 was the result of the $4.4 million of other charges recorded during the second quarter of 2005, the slight decrease in our services gross margin, increased expenses from the continued investment in global expansion initiatives and the further development of our product suite, partially off set by the increase in license and hosting fees.
     Other Income, Net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income increased from approximately $0.9 million in the first six months of 2004 to approximately $2.0 million in the first six months of 2005 due to an overall increase in market interest rates along with an increase in the cash available to invest. The weighted-average interest rate earned on investment securities for the six months ended June 30, 2004 and June 30, 2005 was approximately 1.1% and 2.5%, respectively. We recorded net foreign currency losses of $0.2 million and $0.9 million during the six months ended June 30, 2004 and 2005, respectively. The foreign currency losses resulted from losses on intercompany balances due to the strengthening of the U.S. dollar since the preceding year-end relative to other foreign currencies, primarily the British Pound and the Euro.
     Income Tax Provision. Our effective income tax rates were 34.5% and 47.7% in the six months ended June 30, 2004 and 2005, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The increase in the tax rate in 2005 was attributable to the inability to recognize significant tax benefit from the $4.4 million of other charges due to the recent losses in the foreign locations where most of these charges occurred, in addition to operating losses in certain foreign locations, including Germany, Japan and China, where the expectation of realizing the tax benefit of those losses is not yet probable. The effective tax rate anticipated for the balance of 2005 is 38.9%. The provision for income taxes for the six months ended June 30, 2004 does not include the $6.3 million of tax benefit realized from stock options exercised. This tax benefit reduces our income tax liability and is included in additional paid-in capital. There was no tax benefit realized from stock options exercised during the six months ended June 30, 2005.
Liquidity and Capital Resources
     We have funded our operations primarily through cash generated from operations. As of June 30, 2005, we had approximately $168.2 million in cash, cash equivalents and investments, as compared to approximately $172.7 million at December 31, 2004.
     Our operating activities provided cash of approximately $21.7 million for the six months ended June 30, 2004 and $20.4 million for the six months ended June 30, 2005. Cash from operating activities for the six months ended June 30, 2005 arose principally from operating income, increases in
Form 10-Q

prepayments of professional services, customer support services and software enhancement subscriptions, an increase in accrued compensation, an increase in income taxes payable, an increase in the allowance for doubtful accounts, primarily resulting from the provision for the $2.8 million German customer receivable, and a decrease in deferred income taxes, offset by an increase in accounts receivable and other assets. Cash from operating activities for the six months ended June 30, 2004 arose from operating income, increases in prepayments of professional services, customer support services and software enhancement subscriptions, and income tax benefits arising from exercises of stock options by employees, offset by an increase in accounts receivable. Days sales outstanding decreased to 69 days at June 30, 2005 from 76 days at December 31, 2004, as a result of improved collections on international revenues and the write-off of the $2.8 million accounts receivable, as discussed earlier.
     Our investing activities provided cash of approximately $0.8 million for the six months ended June 30, 2004 and used cash of approximately $5.2 million for the six months ended June 30, 2005. Cash from investing activities for the six months ended June 30, 2004 arose from the net sales and maturities of investments of approximately $5.2 million, offset by the purchases of approximately $3.5 million of capital equipment and payments of approximately $0.9 million in connection with various acquisitions. The use of cash for investing activities for the six months ended June 30, 2005 was for the net purchases of investments of approximately $0.4 million and the purchases of approximately $4.6 million of capital equipment to support our business and infrastructure.
     Our financing activities used cash of approximately $3.0 million for the six months ended June 30, 2004 and approximately $19.5 million for the six months ended June 30, 2005. The principal use of cash for financing activities for the six months ended June 30, 2004 and June 30, 2005 was to purchase approximately $6.0 million and $20.0 million of our common stock during each period, respectively, partially off-set by the proceeds from the issuance of our common stock pursuant to the exercise of stock options.
     We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In February 2005, our Board of Directors authorized us to purchase up to $20 million of our common stock, over a period ending no later than February 3, 2006. In July 2005, our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 21, 2006. We expect to fund purchases under the program through existing cash, cash equivalents and investments.
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
     We recognized foreign exchange rate losses of approximately $185,000 and $930,000 during the six months ended June 30, 2004 and 2005, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at June 30, 2005 relative to the U.S. dollar would result in approximately a $0.9 million change in the reported foreign currency loss for the six months ended June 30, 2005.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at June 30, 2004 and June 30, 2005 was approximately 1.2% and 2.5%, respectively. The fair value of cash equivalents and investments held at June 30, 2005 was approximately $159.3 million. Based on the average investments outstanding during the quarter ended June 30, 2005, an increase or decrease of 25 basis points would result in an increase or decrease to interest income of approximately $200,000 from the reported interest income for the six months ended June 30, 2005.
Form 10-Q

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
     We are currently having challenging discussions with a large customer regarding their delayed implementation of our warehouse management system, although no legal claims have been filed by either party to date. During the second quarter of 2005, we recorded a $2.8 million bad debt provision for the entire amount of the accounts receivable due from the customer, as we considered collection to be doubtful. The $2.8 million bad debt provision is our best estimate of costs to be incurred from the challenging relationship. However, this amount may change if the issue results in litigation or if a settlement is reached that is not covered by our corporate insurance policies. It is not possible at this time to estimate the amount of any such potential costs. While no assurance can be given regarding the outcome of the matter discussed, because of the nature and inherent uncertainties of disputes, should the outcome of this matter be unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In February 2005, our Board of Directors authorized us to purchase up to $20 million of our common stock, including the amount that had previously been approved but not yet repurchased, over a period ending no later than February 3, 2006. In July 2005, our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 21, 2006. A summary of purchases during the second quarter of 2005 is as follows:

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
April 1 — April 30, 2005	53,200	$18.80	53,200	$19,000,063
May 1 — May 31, 2005	749,700	20.38	749,700	3,720,858
June 1 — June 30, 2005	171,200	21.60	171,200	22,792

Total	974,100	$20.51	974,100	$22,792

Item 3. Defaults Upon Senior Securities.
     No events occurred during the quarter covered by the report that would require a response to this item.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 20, 2005. There were present at the Annual Meeting, in person or by proxy, holders of 27,984,710 shares (or 94.57%) of the common stock entitled to vote.
     The following directors were elected to hold office for a term expiring at the 2007 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld
Brian J. Cassidy	26,331,166	1,653,544
Paul R. Goodwin	26,723,642	1,261,068
Peter F. Sinisgalli	27,022,659	962,051
     The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.
     The appointment of Ernst & Young LLP as the independent registered public accounting firm to audit our consolidated financial statements and our internal controls over financial reporting for the year ending December 31, 2005, was ratified with 27,863,366 affirmative votes cast, 118,429 negative votes cast and 2,915 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to ratify the appointment of Ernst & Young LLP.
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

MANHATTAN ASSOCIATES, INC.

Date: August 9, 2005	/s/ Peter F. Sinisgalli

Peter F. Sinisgalli
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 9, 2005	/s/ Steven R. Norton

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