Form 10-Q
period 2005-09-30
MANHATTAN ASSOCIATES INC
filed 2005-11-09
CIK 1056696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of November 7, 2005, the latest practicable date, is as follows: 27,680,175 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended September 30, 2005

Form 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2004	September 30, 2005
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$37,429	$23,190
Short-term investments	88,794	41,744
Accounts receivable, net of allowance for doubtful accounts of $4,171 and $4,716 at December 31, 2004 and September 30, 2005, respectively	45,996	54,336
Deferred income taxes	4,257	7,150
Prepaid expenses and other current assets	7,087	13,412

Total current assets	183,563	139,832

Property and equipment, net	13,598	15,271
Long-term investments	46,433	40,965
Acquisition-related intangible assets, net	8,320	20,713
Goodwill, net	32,469	69,491
Deferred income taxes	3,583	148
Other assets	2,535	2,551

Total assets	$290,501	$288,971

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,800	$8,198
Accrued liabilities	6,079	12,662
Accrued compensation and benefits	6,639	10,294
Deferred revenue	22,710	29,063
Income taxes payable	2,233	6,381
Deferred rent	203	506
Current portion of capital lease obligations	139	145

Total current liabilities	44,803	67,249

Deferred income taxes	466	3,417
Deferred rent, less current portion	457	777
Long-term portion of capital lease obligations	148	38

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2004 and September 30, 2005	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 29,580,724 and 27,800,672 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	296	278
Additional paid-in capital	138,074	98,754
Retained earnings	105,762	118,136
Accumulated other comprehensive income	882	556
Deferred compensation	(387)	(234)

Total shareholders’ equity	244,627	217,490

Total liabilities and shareholders’ equity	$290,501	$288,971

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenue:
Software and hosting fees	$10,257	$12,531	$36,347	$40,978
Services	36,759	43,621	106,693	122,324
Hardware and other	4,853	6,155	16,092	16,681

Total revenue	51,869	62,307	159,132	179,983

Costs and Expenses:
Cost of software and hosting fees	977	1,022	2,650	3,582
Amortization of acquired developed technology	521	731	1,532	1,844
Cost of services	17,009	19,952	48,628	55,905
Cost of hardware and other	4,211	5,078	13,860	14,180
Research and development	7,090	9,037	21,571	24,584
Sales and marketing	8,062	9,649	24,924	29,844
General and administrative	6,833	8,317	19,966	22,747
Amortization of acquisition-related intangibles	373	430	1,123	1,448
Severance, acquisition and accounts receivable charges	—	1,081	—	5,481

Total costs and expenses	45,076	55,297	134,254	159,615

Operating income	6,793	7,010	24,878	20,368
Other income, net	540	877	1,233	1,971

Income before income taxes	7,333	7,887	26,111	22,339
Income tax provision	2,683	3,068	9,164	9,965

Net income	$4,650	$4,819	$16,947	$12,374

Basic net income per share	$0.16	$0.17	$0.56	$0.43

Diluted net income per share	$0.15	$0.17	$0.54	$0.42

Weighted average number of shares and equivalent shares:
Basic	29,891	28,392	30,110	29,060

Diluted	30,787	29,055	31,214	29,686

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended
	September 30,
	2004	2005
Operating activities:
Net income	$16,947	$12,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,204	5,637
Amortization of acquisition-related intangibles and developed technology	2,655	3,292
Stock compensation	869	153
Accounts receivable charge	—	2,815
Tax benefit of options exercised	8,795	(47)
Deferred income taxes	(1,194)	40
Unrealized foreign currency loss	284	768
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(3,443)	(7,522)
Other assets	(2,062)	(4,072)
Prepaid retention bonus	—	(2,303)
Accounts payable and accrued liabilities	48	7,118
Income taxes payable	(1,378)	4,108
Deferred rent	—	(165)
Deferred revenue	4,278	6,712

Net cash provided by operating activities	31,003	28,908

Investing activities:
Purchase of property and equipment	(5,426)	(7,346)
Purchases of investments	(894,772)	(882,250)
Maturities and sales of investments	871,059	934,745
Payments in connection with various acquisitions	(1,491)	(48,743)

Net cash used in investing activities	(30,630)	(3,594)

Financing activities:
Payment of capital lease obligations	(87)	(104)
Purchase of Manhattan Associates, Inc. common stock	(9,681)	(41,279)
Proceeds from issuance of common stock from options exercised	3,521	2,091

Net cash used in financing activities	(6,247)	(39,292)
Foreign currency impact on cash	(190)	(261)

Net change in cash and cash equivalents	(6,064)	(14,239)
Cash and cash equivalents at beginning of period	31,407	37,429

Cash and cash equivalents at end of period	$25,343	$23,190

Supplemental cash flow disclosures:
Cash paid for income taxes	$1,911	$5,254

Cash paid for interest	$14	$11

Non-cash transaction:
Issuance of restricted stock	$1,375	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Form 10-Q

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at September 30, 2005, the results of operations for the three and nine-month periods ended September 30, 2004 and 2005 and cash flows for the nine-month periods ended September 30, 2004 and 2005. The results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004.
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
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $5.5 million and $5.8 million for the nine months ended September 30, 2004 and 2005 respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Net income (loss):
As reported	$4,650	$4,819	$16,947	$12,374
Add: Stock-based employee compensation expense included in reported net income, net of taxes	$256	$19	$564	$129
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards, net of taxes	$(8,759)	$(4,164)	$(24,810)	$(13,863)

Pro forma in accordance with SFAS No. 123	$(3,853)	$674	$(7,299)	$(1,360)
Basic net income (loss) per share:
As reported	$0.16	$0.17	$0.56	$0.43
Pro forma in accordance with SFAS No. 123	$(0.13)	$0.02	$(0.24)	$(0.05)
Diluted net income (loss) per share:
As reported	$0.15	$0.17	$0.54	$0.42
Pro forma in accordance with SFAS No. 123	$(0.13)	$0.02	$(0.24)	$(0.05)
     Our estimated forfeiture rate of unvested stock options used in each of the first three quarters of 2004 when determining the stock-based employee compensation expense determined under the fair-value method, net of taxes, used an incorrect assumption when determining the appropriate forfeiture rate. As a result, the pro forma information was restated to reflect the proper forfeiture rate. The impact of the restatement is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2004
	As		As
	previously	As	previously	As
	reported	restated	reported	restated
	(in thousands)		(in thousands)
Pro forma net income (loss)	$(6,370)	$(3,853)	$(6,819)	$(7,299)

Pro forma net income (loss) per share:
Basic	$(0.21)	$(0.13)	$(0.23)	$(0.24)
Diluted	$(0.21)	$(0.13)	$(0.23)	$(0.24)

Form 10-Q

6. Comprehensive Income
     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
     The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Net income	$4,650	$4,819	$16,947	$12,374
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of taxes	4	3	(30)	(2)
Foreign currency translation adjustment, net of taxes	43	(120)	33	(324)

Total other comprehensive income (loss), net of taxes	47	(117)	3	(326)

Comprehensive income	$4,697	$4,702	$16,950	$12,048

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
     The following is a reconciliation of the shares used in the computation of net income per share:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2005
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted Shares	29,891	29,891	28,392	28,392
Effect of CESs	—	896	—	663

	29,891	30,787	28,392	29,055

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2005
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted Shares	30,110	30,110	29,060	29,060
Effect of CESs	—	1,104	—	626

	30,110	31,214	29,060	29,686

     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 4,051,544 shares and 4,998,858 shares for the three months ended September 30, 2004 and 2005, respectively, and 2,819,893 shares and 5,189,958 shares for the nine months ended September 30, 2004 and 2005, respectively. Such shares were not included because they were antidilutive.

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
     The following table presents our revenues, expenses and operating income (loss) by reportable geographic region (in thousands):

	For the three months ended September 30, 2005
	Americas		EMEA	Asia/Pacific	Total
Revenue:
Software and hosting fees	$9,583		$2,042	$906	$12,531
Services	34,208		5,806	3,607	43,621
Hardware and other	5,384		642	129	6,155

Total revenue	49,175		8,490	4,642	62,307

Costs and Expenses:
Cost of revenue	18,374		4,972	2,705	26,051
Operating expenses	24,957	(1)	2,828	1,461	29,246

Total costs and expenses	43,331		7,800	4,166	55,297

Operating income	$5,844		$690	$476	$7,010

	For the three months ended September 30, 2004
	Americas	EMEA	Asia/Pacific	Total
Revenue:
Software and hosting fees	$9,843	$237	$177	$10,257
Services	27,568	7,981	1,210	36,759
Hardware and other	4,277	576	—	4,853

Total revenue	41,688	8,794	1,387	51,869

Costs and Expenses:
Cost of revenue	14,838	6,593	766	22,197
Operating expenses	19,471	2,802	606	22,879

Total costs and expenses	34,309	9,395	1,372	45,076

Operating income (loss)	$7,379	$(601)	$15	$6,793

Form 10-Q

8. Geographic Information (continued)

	For the nine months ended September 30, 2005
	Americas		EMEA		Asia/Pacific	Total
Revenue:
Software and hosting fees	$34,038		$3,566		$3,374	$40,978
Services	96,859		17,770		7,695	122,324
Hardware and other	14,627		1,704		350	16,681

Total revenue	145,524		23,040		11,419	179,983

Costs and Expenses:
Cost of revenue	51,901		15,144		6,621	73,666
Operating expenses	68,751	(2)	13,175	(2)	4,023	85,949

Total costs and expenses	120,652		28,319		10,644	159,615

Operating income (loss)	$24,872		$(5,279)		$775	$20,368

	For the nine months ended September 30, 2004
	Americas	EMEA	Asia/Pacific	Total
Revenue:
Software and hosting fees	$30,155	$5,004	$1,188	$36,347
Services	83,727	20,652	2,314	106,693
Hardware and other	13,832	2,258	2	16,092

Total revenue	127,714	27,914	3,504	159,132

Costs and Expenses:
Cost of revenue	44,661	19,262	1,710	65,633
Operating expenses	58,358	8,805	1,458	68,621

Total costs and expenses	103,019	28,067	3,168	134,254

Operating income (loss)	$24,695	$(153)	$336	$24,878

(1)	Included in operating expenses in the Americas for the three month period ended September 30, 2005 are $1.1 million of charges related to the acquisition of Evant, Inc. (“Evant”) which occurred on August 31, 2005.

(2)	Included in operating expenses for the nine month period ended September 30, 2005 are $3.5 million of other charges in EMEA and $2.0 million of other charges in the Americas, as described in Note 11.

Form 10-Q

9. Acquisitions
          On August 31, 2005, we acquired all of the issued and outstanding stock of Evant, Inc. (“Evant”), and Evant became a wholly-owned subsidiary of the Company. Evant is a provider of demand planning and forecasting and replenishment solutions to more than 60 customers in the retail, manufacturing and distribution industries. The acquisition further diversifies our product suite and expands our customer base. We paid an aggregate of $47.2 million in cash, and incurred $0.3 million in acquisition costs and $0.8 million of severance to eliminate duplicative functions. The $47.2 million includes $2.3 million of bonuses paid to employees not retained by us pursuant to an employee bonus plan approved by Evant’s management (the “Evant Bonus Plan”). In addition to the $47.2 million cash paid, we paid $2.8 million into escrow at closing for employee retention purposes pursuant to the Evant Bonus Plan. These funds will be distributed to employees upon completion of up to 12 months of service with us. The $2.8 million has been recorded as a prepaid asset and will be expensed over the required employee retention period. Of the cash paid, $4.0 million is being held in escrow for 14 months to compensate us, subject to certain limitations, for potential losses resulting from, among other things, breaches of representations, warranties or covenants in the merger agreement and certain pending and potential claims and other matters specified in the merger agreement; $0.4 million is being held in escrow for six months to satisfy a potential customer obligation; and $4.3 million is being held in escrow for dissenting shareholders until certain shareholder issues are resolved. The acquisition of Evant was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The operating results of Evant were included in our operations beginning September 1, 2005.
          The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed, based on management estimates and a third party appraisal, at the date of acquisition, August 31, 2005 (in thousands):

Current assets		$7,101
Property and equipment		247
Other assets		26
Intangible assets subject to amortization:
Core product technology (5 year life)	3,992
Current product technology (2 year life)	339
Customer contracts (6 year life)	10,790

		15,121
Goodwill		37,202

Total assets acquired		$59,697

Deferred revenue		1,422
Other current liabilities		3,814
Non-current liabilities		6,116

Total liabilities assumed		$11,352

Net assets acquired		$48,345

          The allocation of purchase price is based on preliminary estimates of the fair value and the estimated useful life of the acquired assets and is subject to revision based upon the finalization of management’s assessment of the fair value of the acquired net assets.
     The Goodwill will not be amortized, but will be reviewed for impairment on an annual basis.

Form 10-Q

9. Acquisitions (continued)
     Unaudited pro forma operating results for the three and nine months ended September 30, 2004 and 2005, assuming that the Evant acquisition had occurred at the beginning of each respective year, is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenues	$57,370	$68,171	$173,254	$197,543
Pro forma net income	2,726	2,658	9,284	6,785
Pro forma diluted net income per share	$0.09	$0.09	$0.30	$0.23
     On January 23, 2004, we acquired certain assets of Avere, Inc. (“Avere”), a provider of order management software. We completed the acquisition to enhance our product offering. We acquired substantially all of the assets of Avere for a purchase price of approximately $305,000. The purchase price includes the earnout of approximately $110,000 recorded through September 30, 2005, and will be further adjusted for additional potential earnout based upon the total Avere software fees recognized by us prior to December 31, 2005. The earnout payment will be calculated as the following percentages of all Avere software fees recognized during the earnout period: (i) 25% of the Avere software fees greater than $200,000 and up to and including $2 million; (ii) 30% of the Avere software fees greater than $2 million and up to and including $4 million; and (iii) 35% of the Avere software fees greater than $4 million. The entire purchase price has been recorded as acquired developed technology and is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining five-year estimated economic life of the product, including the period being reported on. The operating results of Avere were included in our operations beginning January 24, 2004. The Company has not disclosed pro forma consolidating operating results related to the Avere acquisition as the Avere acquisition is considered immaterial in consolidation.
10. Reclassifications
     Certain reclassifications were made to the prior year’s financial statements to conform to the 2005 presentation.
11. Severance, acquisition and accounts receivable charges (“other charges”)
     During the three months ended September 30, 2005, we recorded $1.1 million of severance and other acquisition-related costs associated with the acquisition of Evant as a separate line item in the condensed consolidated statements of income. These costs were not included in the purchase accounting for the acquisition as they do not qualify for accrual as part of the purchase consideration. As of September 30, 2005, $0.7 million of the $1.1 million of severance and other acquisition-related costs has been paid and the remaining $0.4 million will be paid over the next 15 months.

Form 10-Q

11. Severance, acquisition and accounts receivable charges (“other charges”) (continued)
     During the nine months ended September 30, 2005, we recorded $5.5 million of other charges as a separate line item in the condensed consolidated statements of income. Included in the other charges were: (i) a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large customer with which we have had a challenging relationship and for which we consider collection to be doubtful; (ii) approximately $1.1 million in severance-related costs associated with the consolidation of our European operations into the Netherlands, United Kingdom and France; (iii) $1.1 million of severance and other acquisition-related costs associated with the acquisition of Evant; and (iv) $0.5 million in acquisition related costs associated with an attempted acquisition that did not close. The $2.8 million bad debt provision is our best estimate of costs to be incurred from the challenging relationship. However, this amount may change if the issue results in litigation or if a settlement is reached that is not covered by our corporate insurance policies. It is not possible at this time to estimate the amount of any such potential costs. As part of the restructuring in Europe, we eliminated 17 sales and professional services positions throughout Europe. We anticipate that there will be no further costs relating to the European restructuring in future quarters. The severance-related costs associated with Evant consisted primarily of one-time payments to employees not retained due to duplicative functions. These costs were not included in the purchase accounting for the acquisition as they do not qualify for accrual as part of the purchase consideration. As of September 30, 2005, $1.7 million of the $2.2 million of severance and other acquisition-related costs recorded in the second and third quarters of 2005 has been paid and the remaining $0.5 million will be paid over the next 15 months. The acquisition-related costs incurred associated with an attempted acquisition consisted of outside legal and accounting due diligence expenses.
12. Shareholders’ Equity
     During the three months ended September 30, 2005, we purchased 976,800 shares of our common stock for approximately $21.3 million through open market transactions as part of a publicly-announced buy-back program. In addition, we issued 117,699 shares of common stock resulting from the exercise of stock options during the nine months ended September 30, 2005.
     During the nine months ended September 30, 2005, we purchased 1,950,900 shares of our common stock for approximately $41.3 million through open market transactions as part of a publicly-announced buy-back program. In addition, we issued 170,848 shares of common stock resulting from the exercise of stock options during the nine months ended September 30, 2005.
13. New Accounting Pronouncements
     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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
     We will adopt Statement 123(R) beginning on January 1, 2006 and are currently in the process of evaluating which method we will adopt. While the pro forma information under SFAS No. 123 indicates that expensing of stock options will have a material impact on our financial results, the specific impact in not known as we are currently evaluating transition methods permitted under Statement 123(R).
     In December 2004, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”), which provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 rather than as a tax rate reduction. Also in December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” addressing accounting and disclosure guidance relating to a company’s repatriation program. Both FSPs were effective upon issuance. We are currently evaluating the impact of these FSPs to determine the amount of tax benefit we are entitled to under the new regulations.

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
Business
     Manhattan Associates is a leading provider of supply chain solutions. Our planning and execution solutions manage the entire demand and supply chain and are broken into five key areas—Demand Intelligence, Advanced Planning, Supply Chain Planning, Supply Chain Execution and Business Process Platform. Each area is comprised of a variety of solutions that include software, services, and hardware.
     Our Demand Intelligence Solutions, which include Demand Forecasting and Promotion Forecasting, create accurate forecasts based on past demand history and other factors such as season, location and product type helping to optimize inventory levels and decrease costs.
     Our Advanced Planning solutions allow multi-channel businesses to create financial, product and promotion plans as a single, integrated company by providing visibility by channel and across channels. Financial Planning enables top-down planning focused on defining sales and inventory financial targets. With Item Planning, companies can create bottom-up plans that determine the items needed to reach the financial goals. Catalog Planning supports the unique requirements of direct marketers by providing catalog specific measures, hierarchies, attributes and processes. Promotion Planning allows companies to define and manage promotion events and offers while receiving a forecasted lift from Promotion Forecasting.
     Our Supply Chain Planning solutions help determine optimal inventory levels by finding the right balance between achieving service level goals with the cost of carrying inventory. Replenishment optimizes deployment of inventory across the distribution network while providing additional functionality for slow mover management, capacity constrained ordering, push allocations, investment buying and advanced reporting. Vendor Managed Inventory is a continuous replenishment

Form 10-Q

program that helps cut costs and keep inventory low by giving suppliers access to their partners inventory data automating the process.
     Our Supply Chain Execution Solutions manage the flow of goods through the supply chain. Warehouse Management manages the processes that take place within the distribution center, from receipt of goods to fulfillment of orders, and includes solutions for optimizing labor and slotting. Transportation Management enables companies to optimally procure, plan and execute transportation services across transportation modes, such as air, rail, ocean and ground. Distributed Order Management solution allows companies to balance supply with demand and source goods to meet customer needs in a timely and cost effective manner. With Reverse Logistics Management companies can effectively manage the returns process and improve net asset recovery. Trading Partner Management solution provides Web-based synchronization between trading partners, improving communication and visibility across the entire supply chain. Our RFID provide an integration and reporting platform between RFID chip readers and supply chain and enterprise resource planning systems.
     Our Business Process Platform manages the flow of data among all of Manhattan Associates’ solutions. This advanced engine gathers and coordinates data and provides alerts to problems if inconsistencies occur. It is comprised of Performance Management, ERP Integration Adapters and Enterprise Data Management.
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

Form 10-Q

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
Accounts Receivable
     We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. During the second quarter of 2005, we recorded a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large customer with which we have had a challenging relationship and for which we consider collection to be doubtful. The provision was included in severance, acquisition and accounts receivable charges line item in the Condensed Consolidated Statement of Income. Our top five customers in aggregate accounted for 14% and 13% of

Form 10-Q

total revenue for the nine months ended September 30, 2004 and 2005, respectively. No single customer accounted for more than 10% of revenue in the first nine months of 2004 or 2005.
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
     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At September 30, 2005, our goodwill balance was $69.5 million and our intangible assets with definite lives balance was $20.7 million, net of accumulated amortization.
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

Form 10-Q

Results of Operations
Overview
     Our primary goal is to expand our position as a leading provider of supply chain execution and optimization solutions by delivering integrated, modular solutions to our customers. With the addition and integration of new products resulting from the acquisitions completed during the last three years, along with releases of new versions of our product suite with enhanced functionality, we have been able to accomplish continued revenue growth.
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
     In 2005, we have continued to enhance our solutions, expand globally and further develop our sales and marketing, including strategic alliances and indirect sales channels. Our success could be limited by several factors, including spending on information technology, the timely release of quality new products and releases, continued market acceptance of our solutions and the introduction of new products by existing or new competitors.
Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2005
Revenue

	Quarter Ended	% Change	Quarter Ended
	September 30, 2004	2004 to 2005	September 30, 2005
	(unaudited and in thousands)
Software and hosting fees	$10,257	22%	$12,531
Percentage of total revenue	20%		20%

Services	36,759	19%	43,621
Percentage of total revenue	71%		70%

Hardware and other	4,853	27%	6,155
Percentage of total revenue	9%		10%

Total revenue	$51,869	20%	$62,307
     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment, which are considered non-strategic. We believe our revenue growth from 2004 to 2005 is attributable to several factors, including, among others, increased sales of our expanded product suite, geographic expansion, our market leadership position as to the breadth of product offerings and financial stability and a compelling return on investment proposition for our customers.
     Software and hosting fees. The increase in software and hosting fees from the quarter ended September 30, 2004 to the quarter ended September 30, 2005 was due to increased sales of our WMS solution group, which increased by $2.1 million, sales of approximately $0.5 million of our new demand forecasting and replenishment solutions obtained as part of the Evant acquisition, which was closed in the third quarter of 2005. The increases were partially offset by a slight decrease of approximately $0.3 million of our other solution groups. From quarter to quarter, we continue to see an increase in the

Form 10-Q

diversity of products purchased from us by new and existing customers as our newer products gain greater market acceptance. This is contributing to the fluctuations in the sales mix of our solutions groups.
     Services revenue. The increase in services revenue from the quarter ended September 30, 2004 to the quarter ended September 30, 2005 resulted from: (i) a 12% increase in services personnel to support new and existing engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; (ii) approximately $1.2 million of services revenue resulting from the Evant acquisition; and (iii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. Revenue from software enhancement subscription agreements increased by 18% in the third quarter of 2005. Over the past several years, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. Our services revenue growth has been and will likely continue to be affected by the mix of products sold. The individual engagements involving our newer products, including our TMS, RFID and TPM solutions, typically require less implementation services; however, the number of engagements continues to grow.
     Hardware and other. Sales of hardware increased by 32% to approximately $4.0 million in the third quarter of 2005 from approximately $3.1 million in the third quarter of 2004. Sales of hardware are non-strategic and largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended September 30, 2004 and 2005, reimbursements by customers for out-of-pocket expenses were approximately $1.8 million and $2.1 million, respectively.
Geographic regions.
     Geographic revenue information is based on the location of where the revenue is recorded. During 2004 and 2005, we derived the majority of our revenues from sales to customers within our Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three Months Ended
	September 30,
	2004	2005
Americas	80%	79%
EMEA	17%	14%
Asia/Pacific	3%	7%
     Revenues in EMEA decreased both as a percentage of total revenue and in absolute dollars. Revenues in EMEA during the third quarter of 2005 continue to be negatively impacted by the delayed commitments for capital investments, lower German revenues resulting from the challenging relationship with a large customer and the overall weakness of the European economy. All of these factors led to the reorganization and consolidation of our EMEA operations during the second quarter of 2005. We have realized an increase in revenues in Asia/Pacific as a result of the additional investments made in Australia, China and Japan. Additional financial data for each geographic region can be found in Note 8 to the Condensed Consolidated Financial Statements.

Form 10-Q

Costs and Expenses

	Quarter Ended	% Change	Quarter Ended
	September 30, 2004	2004 to 2005	September 30, 2005
	(unaudited and in thousands)
Cost of software and hosting fees	$977	5%	$1,022
Percentage of software and hosting fees	10%		8%

Amortization of acquired developed technology	521	40%	731
Percentage of software and hosting fees	5%		6%

Cost of services	17,009	17%	19,952
Percentage of services revenue	46%		46%

Cost of hardware and other	4,211	21%	5,078
Percentage of hardware and other revenue	87%		83%

Research and development	7,090	27%	9,037
Percentage of total revenue	14%		15%

Sales and marketing	8,062	20%	9,649
Percentage of total revenue	16%		15%

General and administrative	6,833	22%	8,317
Percentage of total revenue	13%		13%

Amortization of acquisition-related intangibles	373	15%	430
Percentage of total revenue	1%		1%

Severance, acquisition and accounts receivable charges	—	100%	1,081
Percentage of total revenue	—		2%
     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. The increase in cost of software fees in the third quarter of 2005 is principally attributable to an increase in costs of approximately $90,000 relating to funded software development arrangements. The decrease in cost of software fees as a percentage of software and hosting fees in the third quarter of 2005 is principally attributable to a decrease of approximately $500,000 in sales of our open systems products, which resulted in lower royalties paid to third parties during 2005.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology increased from $521,000 in the third quarter of 2004 to $731,000 in the third quarter of 2005. The increase was the result of capitalizing approximately $15 million in definite-lived intangible assets in connection with the August 31, 2005 acquisition of Evant. The Evant purchase price allocation is preliminary as of September 30, 2005; therefore, the amount of assets being amortized in future periods may change once the allocation is finalized.
     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the quarter ended September 30, 2005 was principally due to increases in salary-related costs resulting from: (i) a 12% increase in the average number of personnel dedicated to the delivery of professional services; (ii) approximately $0.6 million of personnel costs resulting from the Evant acquisition and its professional services personnel; (iii) approximately $0.4 million of additional third party contractor expense in 2005 to help meet short-term customer needs; and (iv) annual compensation increases.

Form 10-Q

     Cost of Hardware and other. Cost of hardware increased to approximately $3.0 million in the third quarter of 2005 from approximately $2.4 million in the third quarter of 2004 as a direct result of higher sales of hardware. The decrease in the cost of hardware and other as a percentage of hardware and other revenue is principally due to an increase in the percentage of hardware products sold with relatively higher gross margins during the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004. In addition, approximately $0.2 million of incentives received from rebate programs were recorded during the third quarter of 2005. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $1.8 million and $2.1 million for the quarters ended September 30, 2004 and 2005, respectively.
     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the quarter ended September 30, 2005 was attributable to: (i) an increase in personnel dedicated to ongoing research and development activities at our offshore development center in India; and (ii) the addition of approximately $0.7 million in expenses during the third quarter of 2005 from personnel additions as a result of the Evant acquisition. The number of research and development personnel related to our offshore development center increased from 303 at September 30, 2004 to 452 at September 30, 2005. Our principal research and development activities during 2004 and 2005 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our comprehensive Integrated Logistics Solutions. In addition, during 2005, we have invested in our Logistics Event Management Architecture (“LEMA”) platform, which is designed to provide our customers with a comprehensive, services-oriented supply chain platform. LEMA delivers database independence, a common data model, single sign-on functionality and an event-driven, long-running transaction processing environment.
     Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which we have a detailed program design or a working model of the related product, depending upon the type of development effort. For the quarters ended September 30, 2004 and 2005, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.
     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses from the third quarter of 2004 to the third quarter of 2005 was attributable to: (i) an increase in salary-related costs resulting from a 23% increase in the average number of international and domestic sales and marketing personnel in the third quarter of 2005 compared to the third quarter of 2004; (ii) greater incentive compensation paid on 22% higher license and hosting fees in the third quarter of 2005; and (iii) approximately $0.2 million in personnel costs from personnel additions as a result of the Evant acquisition. These increases were partially offset by a decrease in the average cost per global sales and marketing employee resulting from additional international headcount in lower-cost markets and an increase in the number of non-direct sales roles to support the growing revenue and pipeline.
     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the quarter ended September 30, 2005 was attributable to: (i) an increase in salary-related costs resulting from an increase of approximately 12% in the number of general and administrative personnel, primarily from our international expansion; (ii) an increase of approximately $0.25 million in fees relating to the audit of our financial statements and internal controls compliance; (iii) approximately $0.2 million of additional

Form 10-Q

expense to provide for sales tax audit exposure; and (iv) approximately $0.3 million in additional expenses as a result of the Evant acquisition. These increases were partially offset by lower legal fees of approximately $0.2 million. Depreciation expense is included in general and administrative expenses and amounted to $2.0 million and $1.9 million during the quarters ended September 30, 2004 and 2005, respectively.
     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Logistics.com, Inc. in December 2002, ReturnCentral, Inc. in June 2003, Streamsoft, L.L.C. in October 2003, Avere, Inc. in January 2004, eebiznet in July 2004, and Evant in August 2005. The increase from the third quarter of 2004 to the third quarter of 2005 was attributable to the intangible asset amortization expense from the Evant acquisition. The Evant purchase price allocation is preliminary as of September 30, 2005; therefore, the amount of assets being amortized in future periods may change once the allocation is finalized.
     Severance, Acquisition and Accounts Receivable Charges. During the third quarter of 2005, we recorded $1.1 million of severance-related costs associated with the acquisition of Evant. These costs were primarily one-time payments to employees not retained due to duplicative functions. Approximately $0.7 million has been paid as of September 30, 2005, with the remaining amount to be paid out over the next 15 months.
Income from Operations, Other Income and Taxes

	Quarter Ended	% Change	Quarter Ended
	September 30, 2004	2004 to 2005	September 30, 2005
	(unaudited and in thousands)
Income from operations	$6,793	3%	$7,010
Percentage of total revenue	13%		11%

Other income, net	540	62%	877
Percentage of total revenue	1%		1%

Income tax provision	2,683	14%	3,068
Percentage of income before income taxes	37%		39%
     Income from Operations. The increase in operating income from the quarter ended September 30, 2004 to the quarter ended September 30, 2005 was the result of the $10.4 million increase in total revenue, partially off set by the increase in expenses from the Evant acquisition and our continued global expansion.
     Other Income, Net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income increased from approximately $0.6 million in the third quarter of 2004 to approximately $1.0 million in the third quarter of 2005 due to an overall increase in market interest rates along with an increase in the cash available to invest. The weighted-average interest rate earned on investment securities during the three month periods ended September 30, 2004 and September 30, 2005 was approximately 1.4% and 3.1%, respectively. We recorded approximately $0.25 million of interest expense in the third quarter of 2005 relating to interest resulting from state sales tax audits. We recorded a net foreign currency loss of $40,000 during the three months ended September 30, 2004 and a net foreign currency gain of $120,000 during the three months ended September 30, 2005. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries due to

Form 10-Q

the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound and the Euro.
     Income Tax Provision. Our effective income tax rates were 36.6% and 38.9% in the quarters ended September 30, 2004 and 2005, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The increase in the tax rate in 2005 was attributable to the inability to recognize significant tax benefit from operating losses in certain foreign locations, including Germany, the Netherlands, Japan and China, where the expectation of realizing the tax benefit of those losses is not yet probable. The effective tax rate anticipated for the balance of 2005 is 38.9%. The provisions for income taxes for the quarters ended September 30, 2004 and 2005 do not include the $2.5 million and $0.3 million of tax benefits realized from stock options exercised during the respective quarters. The tax benefits reduce our income tax liability and are included in additional paid-in capital.
Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2005
Revenue

	Nine Months Ended	% Change	Nine Months Ended
	September 30, 2004	2004 to 2005	September 30, 2005
	(unaudited and in thousands)
Software and hosting fees	$36,347	13%	$40,978
Percentage of total revenue	23%		23%

Services	106,693	15%	122,324
Percentage of total revenue	67%		68%

Hardware and other	16,092	4%	16,681
Percentage of total revenue	10%		9%

Total revenue	$159,132	13%	$179,983
     Software and hosting fees. The increase in software and hosting fees from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 was due to: (i) an increase in sales of approximately $2.0 million, or 13%, of our solution groups other than our WMS solution group; (ii) an increase of $2.2 million, or 10%, in sales of our WMS solution group; and (iii) sales of approximately $0.5 million of our new demand forecasting and replenishment solutions obtained as part of the Evant acquisition, which was closed in the third quarter of 2005. From period to period, we continue to see an increase in the diversity of products purchased from us by new and existing customers as our newer products gain greater market acceptance. This is contributing to the fluctuations in the sales mix of our solutions groups.
     Services revenue. The increase in services revenue from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 resulted from: (i) the 11% increase in services personnel to support the 9% increase in the number of active engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; (ii) approximately $1.2 million of services revenue resulting from the Evant acquisition; and (iii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. Revenue from software enhancement subscription agreements increased by 20% in the first nine months of 2005.

Form 10-Q

     Hardware and other. Sales of hardware increased by 3% to approximately $10.9 million in the first nine months of 2005 from approximately $10.6 million in the first nine months of 2004. Sales of hardware are non-strategic and largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the nine months ended September 30, 2004 and 2005, reimbursements by customers for out-of-pocket expenses were approximately $5.5 million and $5.8 million, respectively.
     Geographic regions.
     Geographic revenue information is based on the location of where the revenue is recorded. During 2004 and 2005, we derived the majority of our revenues from sales to customers within our Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Nine Months Ended
	September 30,
	2004	2005
Americas	80%	81%
EMEA	18%	13%
Asia/Pacific	2%	6%
     Revenues in EMEA for the nine months ended September 30, 2005 decreased both as a percentage of total revenue and in absolute dollars. Revenues in EMEA were negatively impacted during 2005 by delayed commitments for capital investments in supply chain solutions, lower German revenues resulting from the challenging relationship with a large customer, and the overall weakness of the European economy. We have realized an increase in revenues in Asia/Pacific as a result of the additional investments made in Australia, China and Japan. Additional financial data for each geographical region can be found in Note 8 to the Condensed Consolidated Financial Statements.

Form 10-Q

Costs and Expenses

	Nine Months Ended	% Change	Nine Months Ended
	September 30, 2004	2004 to 2005	September 30, 2005
	(unaudited and in thousands)
Cost of software and hosting fees	$2,650	35%	3,582
Percentage of software and hosting fees	7%		9%

Amortization of acquired developed technology	1,532	20%	1,844
Percentage of software and hosting fees	4%		5%

Cost of services	48,628	15%	55,905
Percentage of services revenue	46%		46%

Cost of hardware and other	13,860	2%	14,180
Percentage of hardware and other revenue	86%		85%

Research and development	21,571	14%	24,584
Percentage of total revenue	14%		14%

Sales and marketing	24,924	20%	29,844
Percentage of total revenue	16%		17%

General and administrative	19,966	14%	22,747
Percentage of total revenue	13%		13%

Amortization of acquisition-related intangibles	1,123	29%	1,448
Percentage of total revenue	1%		1%

Severance, acquisition and accounts receivable charges	—	100%	5,481
Percentage of total revenue	—		3%
     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. The increase in cost of software fees, as a percentage of software and hosting fees and in absolute dollars, in the first nine months of 2005 is principally attributable to an increase in costs of approximately $640,000 relating to funded software development arrangements. In addition, sales of our open systems products increased by $3.1 million from the first nine months of 2004 to the first nine months of 2005, which resulted in an approximately $110,000 increase in royalties paid to third parties during 2005.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology increased from $1.5 million in the first nine months of 2004 to $1.8 million in the first nine months of 2005. The increase was the result of capitalizing approximately $15 million in definite-lived intangible assets in connection with the August 31, 2005 acquisition of Evant. The Evant purchase price allocation is preliminary as of September 30, 2005; therefore, the amount of assets being amortized in future periods may change once the allocation is finalized.
     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the nine months ended September 30, 2005 was due to increases in salary-related costs resulting from: (i) an 11% increase in the average number of personnel dedicated to the delivery of professional services to support the 9% increase in the number of active engagements; (ii) approximately $0.6 million of personnel costs resulting from the Evant acquisition and its professional services personnel; (iii) approximately $0.4 million of additional third party contractor expense in 2005 to help meet short-term customer needs; and (iv) annual compensation increases. The services gross

Form 10-Q

margin in the first nine months of 2004 was consistent with the services gross margin during the first nine months of 2005.
     Cost of Hardware and other. Cost of hardware was consistent at $8.4 million in the first nine months of 2004 and 2005. The slight decrease in the cost of hardware and other as a percentage of hardware and other revenue is principally due to an increase in the percentage of hardware products sold with relatively higher gross margins during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $5.5 million and $5.8 million for the nine months ended September 30, 2004 and 2005, respectively.
     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the nine months ended September 30, 2005 was attributable to: (i) an increase in personnel dedicated to ongoing research and development activities at our offshore development center in India; (ii) the addition of approximately $0.7 million in expenses during the third quarter of 2005 from personnel additions as a result of the Evant acquisition; and (iii) annual compensation increases. The number of research and development personnel related to our offshore development center increased from 303 at September 30, 2004 to 452 at September 30, 2005. Our principal research and development activities during 2004 and 2005 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our comprehensive Integrated Logistics Solutions. In addition, during 2005, we invested in our LEMA platform, which is designed to provide our customers with a comprehensive, services-oriented supply chain platform. LEMA delivers database independence, a common data model, single sign-on functionality and an event-driven, long-running transaction processing environment.
     Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which we have a detailed program design or a working model of the related product, depending upon the type of development effort. For the nine months ended September 30, 2004 and 2005, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.
     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses from the first nine months of 2004 to the first nine months of 2005 was attributable to: (i) an increase in salary-related costs resulting from a 28% increase in the average number of sales and marketing personnel in the first nine months of 2005 compared to the first nine months of 2004; (ii) greater incentive compensation paid on 13% higher license and hosting fees in the first nine months of 2005; and (iii) approximately $0.2 million in personnel costs from personnel additions as a result of the Evant acquisition. These increases were partially offset by a decrease in the average cost per global sales and marketing employee resulting from additional international headcount in lower-cost markets and an increase in the number of non-direct sales roles to support the growing revenue and pipeline.
     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the nine months ended September 30, 2005 was principally attributable to: (i) an increase in salary-related costs resulting from an increase of approximately 17% in the number of general and administrative personnel, primarily

Form 10-Q

from our international expansion; (ii) an increase of approximately $0.65 million in fees relating to the audit of our financial statements and internal controls compliance; (iii) approximately $0.2 million of additional expense to provide for sales tax audit exposure; and (iv) approximately $0.3 million in additional expenses as a result of the Evant acquisition. These increases were partially offset by lower legal fees of approximately $0.5 million. The percentage increase in costs was less than the percentage increase in headcount, as approximately half the headcount increase was in international markets where the salaries are lower. Depreciation expense is included in general and administrative expenses and amounted to $5.9 million and $5.6 million during the nine months ended September 30, 2004 and 2005, respectively.
     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Logistics.com, Inc. in December 2002, ReturnCentral, Inc. in June 2003, Streamsoft, L.L.C. in October 2003, Avere, Inc. in January 2004, eebiznet in July 2004, and Evant in August 2005. The increase during the first nine months of 2005 was attributable to the intangible asset amortization expense from the Evant acquisition. The Evant purchase price allocation is preliminary as of September 30, 2005; therefore, the amount of assets being amortized in future periods may change once the allocation is finalized.
     Severance, Acquisition and Accounts Receivable Charge. During the nine months ended September 30, 2005, we recorded $5.5 million of other charges. Included in the other charges were: (i) a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large customer with which we have had a challenging relationship and for which we consider collection to be doubtful; (ii) approximately $1.1 million in severance-related costs associated with the consolidation of our European operations into the Netherlands, United Kingdom and France; (iii) $1.1 million of severance-related costs associated with the acquisition of Evant; and (iv) $0.5 million in acquisition-related costs associated with an attempted acquisition that did not close. The $2.8 million bad debt provision is our best estimate of costs to be incurred from the challenging relationship. However, this amount may change if the issue results in litigation or if a settlement is reached that is not covered by our corporate insurance policies. It is not possible at this time to estimate the amount of any such potential costs. As part of the restructuring in Europe, we eliminated 17 sales and professional services positions throughout Europe. We anticipate that there will be no further costs relating to the restructuring in future quarters. The severance-related costs associated with Evant consisted primarily of one-time payments to employees not retained due to duplicative functions. The acquisition-related costs incurred consisted of outside legal and accounting due diligence expenses.

Form 10-Q

Income from Operations, Other Income and Taxes

	Nine Months Ended	% Change	Nine Months Ended
	September 30, 2004	2004 to 2005	September 30, 2005
	(unaudited and in thousands)
Income from operations	$24,878	(18%)	$20,368
Percentage of total revenue	16%		11%

Other income, net	1,233	60%	1,971
Percentage of total revenue	1%		1%

Income tax provision	9,164	9%	9,965
Percentage of income before income taxes	35%		45%
     Income from Operations. The decrease in operating income from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 was the result of the $5.5 million of severance, acquisition and accounts receivable charges recorded during 2005, partially off-set by improved operating results in the Americas during 2005.
     Other Income, Net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income increased from approximately $1.5 million in the first nine months of 2004 to approximately $3.0 million in the first nine months of 2005 due to an overall increase in market interest rates along with an increase in the cash available to invest. The weighted-average interest rate earned on investment securities for the nine months ended September 30, 2004 and September 30, 2005 was approximately 1.2% and 2.8%, respectively. We recorded approximately $0.25 million of interest expense in 2005 relating to interest resulting from state sales tax audits. We recorded net foreign currency losses of $0.2 million and $0.6 million during the nine months ended September 30, 2004 and 2005, respectively. The foreign currency losses resulted from losses on intercompany balances due to the strengthening of the U.S. dollar since the preceding year-end relative to other foreign currencies, primarily the British Pound and the Euro.
     Income Tax Provision. Our effective income tax rates were 35.1% and 44.6% in the nine months ended September 30, 2004 and 2005, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The increase in the tax rate in 2005 was attributable to the inability to recognize significant tax benefit from the other charges due to the recent losses in the foreign locations where most of these charges occurred, in addition to operating losses in certain foreign locations, including Germany, the Netherlands, Japan and China, where the expectation of realizing the tax benefit of those losses is not yet probable. The effective tax rate anticipated for the balance of 2005 is 38.9%. The provisions for income taxes for the nine month periods ended September 30, 2004 and 2005 do not include the $8.8 million and $0.5 million of tax benefits realized from stock options exercised. The tax benefits reduce our income tax liability and are included in additional paid-in capital.

Form 10-Q

Liquidity and Capital Resources
     We have funded our operations primarily through cash generated from operations. As of September 30, 2005, we had approximately $105.9 million in cash, cash equivalents and investments, as compared to approximately $172.7 million at December 31, 2004. The decrease is the result of approximately $41.3 million cash paid for the repurchase of our common stock during 2005 and the approximately $50 million cash payment to acquire Evant.
     Our operating activities provided cash of approximately $31.0 million for the nine months ended September 30, 2004 and $28.9 million for the nine months ended September 30, 2005. Cash from operating activities for the nine months ended September 30, 2005 arose principally from operating income, an increase in the allowance for doubtful accounts, primarily resulting from the provision for the $2.8 million German customer receivable and changes in operating assets and liabilities. Cash from operating activities for the nine months ended September 30, 2004 arose from operating income, income tax benefits arising from exercises of stock options by employees, and changes in operating assets and liabilities. Days sales outstanding decreased to 73 days at September 30, 2005 from 76 days at December 31, 2004, as a result of improved collections on international revenues and the write-off of the $2.8 million accounts receivable, as discussed earlier.
     Our investing activities used cash of approximately $30.6 million for the nine months ended September 30, 2004 and used cash of approximately $3.6 million for the nine months ended September 30, 2005. The use of cash for investing activities for the nine months ended September 30, 2005 was from the $48.3 million paid to acquire Evant, the purchases of approximately $7.3 million of capital equipment to support our business and infrastructure, partially off-set by net maturities of investments of approximately $52.5 million. The use of cash for investing activities for the nine months ended September 30, 2004 was from the purchases of approximately $5.4 million of capital equipment and the net purchases of investments of approximately $23.7 million.
     Our financing activities used cash of approximately $6.2 million for the nine months ended September 30, 2004 and approximately $39.3 million for the nine months ended September 30, 2005. The principal use of cash for financing activities for the nine months ended September 30, 2004 and September 30, 2005 was to purchase approximately $9.7 million and $41.3 million of our common stock during each period, respectively, partially off-set by the proceeds from the issuance of our common stock pursuant to the exercise of stock options.
     We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In February 2005, our Board of Directors authorized us to purchase up to $20 million of our common stock, over a period ending no later than February 3, 2006. In July 2005, our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 21, 2006. We expect to fund purchases under the program through existing cash, cash equivalents and investments. As of September 30, 2005, we had $28.7 million available to purchase our common stock of the aggregate $70 million authorized by the board.
     We believe that our existing liquidity and expected cash flows from operations will satisfy our capital requirements for normal operations for the foreseeable future. We believe that existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our working capital and

Form 10-Q

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
     We recognized foreign exchange rate losses of approximately $0.2 million and $0.6 million during the nine months ended September 30, 2004 and 2005, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at September 30, 2005 relative to the U.S. dollar would result in approximately a $1.1 million change in the reported foreign currency loss for the nine months ended September 30, 2005.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities for the nine month periods ended September 30, 2004 and September 30, 2005 was approximately 1.2% and 2.8%, respectively. The fair value of cash equivalents and investments held at September 30, 2005 was approximately $84.7 million. Based on the average investments outstanding during the quarter ended September 30, 2005, an increase or decrease of 25 basis points would result in an increase or decrease to interest income of approximately $270,000 from the reported interest income for the nine months ended September 30, 2005.

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

Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In February 2005, our Board of Directors authorized us to purchase up to $20 million of our common stock, including the amount that had previously been approved but not yet repurchased, over a period ending no later than February 3, 2006. In July 2005, our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 21, 2006. A summary of purchases during the third quarter of 2005 is as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
July 1 – July 31, 2005	—	—	—	$50,000,000
August 1 – August 31, 2005	605,300	21.42	605,300	41,666,338
September 1 –September 30, 2005	371,500	22.43	371,500	28,698,618
Total	976,800	$21.81	976,800	$28,698,618
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

MANHATTAN ASSOCIATES, INC.

Date: November 9, 2005	/s/ Peter F. Sinisgalli

Peter F. Sinisgalli
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 9, 2005	/s/ Steven R. Norton

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