Form 10-K/A
period 2004-12-31
MANHATTAN ASSOCIATES INC
filed 2006-03-01
CIK 1056696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)
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
Common Stock, $.01 par value per share
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑       No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐      No ☑
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on June 30, 2004 as reported by the Nasdaq Stock Market, was approximately $919,214,409. As of March 14, 2005, the Registrant had outstanding 29,591,324 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2005 is incorporated by reference in Part III of this Form 10-K/A to the extent stated herein.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2004, initially filed with the U.S. Securities and Exchange Commission on March 16, 2005 (“Original Filing”), reflects a restatement (“Restatement”) of our Consolidated Financial Statements for the years ended December 31, 2000 through December 31, 2004. The determination by management to restate those financial statements was made as a result of net income in those years being overstated by a total of approximately $7.4 million, resulting primarily from an error in the method of computing our research and development income tax credit following a small acquisition in 1998 and for not providing the appropriate liability for sales taxes in certain states (“Restatement Items”). Although it is possible to recover some, if not all, of the lost tax credits through a retroactive relief request from the Internal Revenue Service and some of the sales taxes from our customers who contractually agreed to be responsible for these taxes, the amount of recovery cannot be estimated precisely and at this time collection is not considered probable.
     This Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of Part II of the Original Filing, and references to this “Form 10-K” have been revised to refer to this “Form 10-K/A.” Except for the items described above, no other information in the Original Filing, including the exhibits thereto, is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, Item 15 of Part IV of the Original Filing has been amended to contain the consent of our independent registered public accounting firm and currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002. An updated consent of our independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.1, 31.3, 31.4, and 32.2.
     This Form 10-K/A is being filed to reflect and effect the Restatement for the affected periods, and as such, our previously issued consolidated financial statements and related financial information for the years ended December 31, 2000 through December 31, 2004 should no longer be relied upon.
Forward-Looking Statements
     In addition to historical information, this Annual Report may contain “forward-looking statements” relating to Manhattan Associates, Inc. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance, availability of technical personnel, changes in customer requirements and general economic conditions. Additional factors are set forth in “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.1 to the Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results. Our Annual Report on Form 10-K is available through our Web site at www.manh.com.

PART II

Item 6.	Selected Consolidated Financial Data
     You should read the following selected consolidated financial data in conjunction with our restated Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A. The statement of income data for the years ended December 31, 2002, 2003 and 2004, and the balance sheet data as of December 31, 2003 and 2004, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K/A. The statement of income data for the years ended December 31, 2000 and 2001, and the balance sheet data as of December 31, 2000, 2001 and 2002, are derived from the audited financial statements not included herein, as adjusted for the Restatement Items. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(unaudited)	(unaudited)
	(In thousands, except per share data)
Statement of Income Data (1):
Revenue:
Software and hosting fees	$26,190	$35,436	$40,233	$43,229	$49,886
Services	81,085	97,510	110,516	129,320	141,492
Hardware and other	31,344	27,760	22,675	23,417	23,541
Recovery (allowance) relating to bankrupt customer (2)	—	(4,328)	2,297	848	—

Total revenue	138,619	156,378	175,721	196,814	214,919
Costs and expenses:
Cost of software and hosting fees	1,239	1,455	1,927	4,470	4,085
Amortization of acquired developed technology	250	1,500	1,500	1,999	2,079
Cost of services	34,299	42,372	46,611	54,218	65,853
Cost of hardware and other	26,345	23,092	19,027	20,123	20,071
Research and development	16,106	19,413	20,780	26,982	28,822
Sales and marketing	18,051	22,334	26,413	31,200	34,049
General and administrative	17,268	20,186	22,136	24,117	26,855
In-process research and development and acquisition-related charges	3,001	—	1,470	885	—
Restructuring charge	—	—	—	893	—
Amortization of acquisition-related intangibles	915	3,740	272	1,433	1,496

Total costs and expenses	117,474	134,092	140,136	166,320	183,310

Income from operations	21,145	22,286	35,585	30,494	31,609
Other income, net	2,718	2,059	2,801	2,746	3,257

Income before income taxes	23,863	24,345	38,386	33,240	34,866
Income tax expense	9,153	9,197	14,781	12,659	13,232

Net income	$14,710	$15,148	$23,605	$20,581	$21,634

Diluted net income per share	$0.48	$0.49	$0.78	$0.67	$0.70

Shares used in computing diluted net income per share	30,453	30,742	30,451	30,882	31,067

	December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Balance Sheet Data (1):
Cash, cash equivalents and investments	$67,667	$104,189	$121,857	$155,403	$172,656
Working capital	67,933	97,926	119,790	154,858	133,628
Total assets	153,540	182,179	221,864	266,608	290,239
Long-term portion of capital lease obligations and note payable	5,866	2,182	240	288	148
Total shareholders’ equity	106,994	137,127	179,618	224,158	239,017

(1)	The amounts above have been adjusted to reflect the Restatement Items for all periods presented. The restatement resulted from an error in the method of computing our research and development income tax credit following a small acquisition in 1998 and for not providing the appropriate liability for sales taxes in certain states. See Note 2 of Notes to Consolidated Financial Statements for further details on the restatement.

(2)	In connection with a significant customer filing for bankruptcy under Chapter 11 of the United States Bankruptcy Code, an allowance of $4.3 million was recorded to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. In the fourth quarter of 2002 and the second quarter of 2003, $2.3 million and $0.8 million of the receivable was recovered, respectively. See Note 1 of Notes to Consolidated Financial Statements for further details.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     The following management’s discussion and analysis of financial condition and results of operations set forth in this Item 7 is restated to reflect the correction of errors that were contained in our Consolidated Financial Statements and other financial information for the years ended December 31, 2002, 2003 and 2004 as discussed below and in Note 2 of the restated Consolidated Financial Statements set forth in Item 8. The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our restated Consolidated Financial Statements and the related notes thereto.
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
Restatement of Financial Statements
     In connection with the financial reporting close process for the year ended December 31, 2005, we became aware of certain tax accounting issues related to prior years and determined that a restatement of our previously issued Consolidated Financial Statements for the years ended December 31, 2000 through December 31, 2004 (the “Restatement Period”) was necessary. As a result, we are filing this Form 10-K/A for the year ended December 31, 2004 to restate our Consolidated Financial Statements as of and for the years ended December 31, 2002, 2003, and 2004.
     The restatements are primarily the result of certain errors made in connection with the calculation of our income tax credits and evaluation of sales tax expenses. The net income during the Restatement Period was overstated by a total of approximately $7.4 million, resulting primarily from an error in the method of computing its research and development income tax credit following a small acquisition in 1998 and from not providing the appropriate liability for sales taxes in certain states.

     The following table summarizes the net impact of the restatement corrections for selected balance sheet line items as of December 31, 2003 and 2004 (in thousands):

					Total	Total Liabilities
	Total Current		Total Current	Retained	Shareholders	& Shareholders
December 31, 2003	Assets	Total Assets	Liabilities	Earnings	Equity	Equity

As previously reported	$193,459	$264,882	$35,296	$83,653	$228,242	$264,882
Adjustments	2,901	1,726	6,206	(6,932)	(4,084)	1,726
As restated	$196,360	$266,608	$41,502	$76,721	$224,158	$266,608

					Total	Total Liabilities
	Total Current		Total Current	Retained	Shareholders	& Shareholders
December 31, 2004	Assets	Total Assets	Liabilities	Earnings	Equity	Equity

As previously reported	$183,563	$290,501	$44,803	$105,762	$244,627	$290,501
Adjustments	682	(262)	5,814	(7,407)	(5,610)	(262)
As restated	$184,245	$290,239	$50,617	$98,355	$239,017	$290,239
     The following table summarizes the net impact of the restatement corrections for selected income statement line items for the three years ended December 31, 2002, 2003, and 2004 (in thousands, except per share data):

			Diluted
		Basic Earnings	Earnings per
Year ended December 31, 2002	Net Income	per Share	Share

As previously reported	$25,196	$0.88	$0.83
Adjustments	(1,591)	(0.06)	(0.05)
As restated	$23,605	$0.82	$0.78

			Diluted
		Basic Earnings	Earnings per
Year ended December 31, 2003	Net Income	per Share	Share

As previously reported	$21,845	$0.74	$0.71
Adjustments	(1,264)	(0.04)	(0.04)
As restated	$20,581	$0.70	$0.67

			Diluted
		Basic Earnings	Earnings per
Year ended December 31, 2004	Net Income	per Share	Share

As previously reported	$22,109	$0.74	$0.71
Adjustments	(475)	(0.02)	(0.01)
As restated	$21,634	$0.72	$0.70
     For further details on the restatement adjustments, see Note 2 to the restated Consolidated Financial Statements in Item 8.
     Pursuant to the Public Company Accounting Oversight Board Standards and following a further review and examination of the Company’s internal controls, the management has determined that a material weakness existed in the Company’s internal controls with respect to processes surrounding the calculation of the income tax provision and the accrual for sales taxes. See Item 9A “Controls and Procedures —Management’s Report on Internal Control over Financial Reporting” for further information regarding our reassessment of material weaknesses in internal control over financial reporting.

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

Costs and Expenses

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2002	2002 to 2003	2003	2003 to 2004	2004
Cost of software and hosting fees	$1,927	132%	$4,470	(9%)	$4,085
Percentage of software and hosting fees	5%		10%		8%

Amortization of acquired developed technology	1,500	33%	1,999	4%	2,079
Percentage of software and hosting fees	4%		5%		4%

Cost of services	46,611	16%	54,218	21%	65,853
Percentage of services revenues	42%		42%		47%

Cost of hardware and other	19,027	6%	20,123	0%	20,071
Percentage of hardware and other revenues	84%		86%		85%

Research and development	20,780	30%	26,982	7%	28,822
Percentage of total revenues	12%		14%		13%

Sales and marketing	26,413	18%	31,200	9%	34,049
Percentage of total revenues	15%		16%		16%

General and administrative – (restated)	22,136	9%	24,117	11%	26,855
Percentage of total revenues	13%		12%		12%

Amortization of acquisition-related intangibles	272	427%	1,433	4%	1,496
Percentage of total revenues	0%		1%		1%

In-process research and development and acquisition-related charges	1,470	*	885	*	—
Restructuring charge	—	*	893	*	—

*	Percentage is not meaningful
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
     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increases in cost of services from 2002 to 2003 and 2003 to 2004 were principally due to increases in salary-related costs resulting from: (i) increases of 11% and 19%, respectively, in the number of personnel dedicated to the delivery of professional and technical services; and (ii) annual compensation increases. The decrease in the services gross margin from 58% in 2002 and 2003 to 53.5% during 2004 was attributable to the shift in product mix to open systems, fixed price contracts, including unusually high costs associated with the implementation for one particularly challenging customer, and increased costs due to international expansion and training. The implementation of our warehouse management open systems products is more costly than the implementation of our legacy warehouse management product, the iSeries or AS400, due to the lower maturity level of the product and limited experience of the services personnel and integration requirements with multiple third party hardware and software products. Due to the shift towards open systems sales and less implementation services on our other products outside of warehouse management, we do not anticipate our services gross margin to return to the 2002 and 2003 levels, although some improvement is anticipated.
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
     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increases in general and administrative expenses from 2002 to 2003 and 2003 to 2004 were principally attributable to increases in salary-related costs from increases of approximately 16% each year in the average number of general and administrative personnel, primarily from our international expansion, and increased audit and outside consulting costs associated with Sarbanes-Oxley compliance. The increases in general and administrative expenses from 2002 to 2003 and 2003 to 2004 were partially offset by decreases in the amount of expense recorded to provide for sales taxes on consulting and maintenance services performed in those years by our employees for our customers where the collectibility of those taxes from our customers is uncertain. During 2002 and 2003, we recorded sales tax expense of approximately $1.2 million and $30,000, respectively, and in 2004, we recorded a reduction in sales tax expense of approximately $191,000. The sales tax expense decreased as a result of the expiration of certain state sales tax statutes, which resulted in the reversal of previously recorded sales tax liabilities. Depreciation expense is included in general and administrative expenses and was $6.3 million, $7.6 million and $7.2 million during 2002, 2003 and 2004, respectively.

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

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2002	2002 to 2003	2003	2003 to 2004	2004
Income from operations (restated)	$35,585	(14%)	$30,494	4%	$31,609
Percentage of total revenues	20%		15%		15%

Other income, net	2,801	(2%)	2,746	19%	3,257
Percentage of total revenues	2%		1%		2%

Income tax provision (restated)	14,781	(14%)	12,659	5%	13,232
Percentage of income before income taxes	39%		38%		38%
     Income from Operations. The decrease in operating income from 2002 to 2003 was attributable to a lower margin on our software fees resulting from our hosting services, a $1.5 million decrease in the amount recovered relating to the bankrupt customer and an overall increase in operating expenses from the continued investment in global expansion initiatives and the further development of our product suite. Operating income for 2002 reflects a recovery relating to the bankrupt customer totaling $2.3 million; a charge for in-process research and development totaling $1.5 million associated with the acquisition of Logistics.com, $1.2 million of sales tax expense on consulting and maintenance services performed for customers and non-cash, acquisition-related intangible asset amortization totaling $1.8 million. Operating income for 2003 reflects a recovery relating to the bankrupt customer totaling $0.8 million; acquisition-related expenses of $0.9 million; a restructuring charge of $0.9 million; and non-cash, acquisition-related intangible asset amortization totaling $3.4 million. The increase in operating income from 2003 to 2004 resulted from the growth in higher margin software fees. Operating income for 2004 reflects acquisition-related intangible asset amortization totaling $3.6 million.
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
     Income Tax Provision. The fluctuation in the income tax provision during 2003 and 2004 is directly attributable to the decrease during 2003 and increase during 2004 of income before income taxes. Our effective income tax rates were 38.5%, 38.1% and 38.0% in 2002, 2003 and 2004, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The decrease in the tax rates in 2003 was attributable to an increase in income generated in countries with lower tax rates. The impact of the restatement on the 2002, 2003 and 2004 income tax rates was an increase of approximately 2.2%, 3.9% and 1.6% from the previously reported income tax rates. The provisions for income taxes for 2002, 2003 and 2004 do not include the $14.0 million, $14.2 million and $9.7 million of tax benefits realized from stock options exercised during the years, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.
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
     We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. Our Board of Directors has approved a stock repurchase program covering up to $20 million of our common stock over a period ending no later than July 21, 2005, of which $4.2 million in approved but unspent stock repurchases remains at December 31, 2004. In February 2005, our Board of Directors authorized us to purchase up to $20 million of our common stock, including the amount that had previously been approved but not yet spent, over a period ending no later than February 3, 2006. We expect to fund purchases under the program through existing cash, cash equivalents and investments.
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
     As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1. Pro forma net loss for 2002, 2003 and 2004 was $1.4 million, $7.7 million and $9.0 million, respectively, compared to reported net income of $23.6 million, $20.6 million and $21.6 million in 2002, 2003 and 2004, respectively. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $14.0 million, $14.2 million, and $9.7 million in 2002, 2003 and 2004, respectively.
     In December 2004, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act)” that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 rather than as a tax rate reduction. Also in December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” addressing accounting and disclosure guidance relating to a company’s repatriation program. The additional disclosures required under this FSP are included in Note 3, Income Taxes. Both FSPs were effective upon issuance.
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

Item 8.	Financial Statements and Supplementary Data
     Financial Statements

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (AS REVISED)
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
     Under the supervision and with the participation of our management, including our Chief Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2004 due to material weaknesses.
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, management has determined that:
▪	The Company’s controls over monitoring vendor-specific objective evidence of fair value for undelivered elements related to sales contracts with multiple revenue elements were insufficient. Although no material misstatements related to revenue recognition were discovered, until this deficiency is remediated, there is a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner.

▪	The Company’s controls over monitoring the completeness and accuracy of the determination and reporting of sales tax payable were insufficient. Specifically, the Company did not have personnel with sufficient skills and experience to enable the Company to properly determine whether certain consulting and maintenance services were considered taxable transactions in certain states. As a result, the Company concluded that its previously reported general and administrative expenses and accrued liabilities had been understated. These control deficiencies resulted in the restatement of the annual consolidated financial statements for 2002, 2003 and 2004 and for each of the quarters in the years ended December 31, 2003 and 2004.

▪	The Company’s review and approval controls over the accounting for income taxes, including the determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision were insufficient. Specifically, the Company did not have personnel with sufficient skills and experience to enable the Company to properly consider and apply generally accepted accounting principles for taxes, and ensure that the rationale for certain tax positions was adequately documented and appropriately communicated. Additionally, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and the related deferred income taxes and income taxes payable. As a result, the Company concluded that its previously reported income tax provision, current and noncurrent deferred income taxes, and income taxes payable had been misstated. These control deficiencies resulted in the restatement of the annual consolidated financial statements for 2002, 2003 and 2004 and for each of the quarters in the years ended December 31, 2003 and 2004.
     Because of these material weaknesses, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control – Integrated Framework. We previously had concluded that the Company did not maintain effective internal control over financial reporting because of the material weakness related to insufficient controls over monitoring vendor-specific objective evidence of fair value for undelivered elements related to sales contracts with multiple revenue elements as described above. In connection with the restatement of the Company’s consolidated financial statements as discussed in Note 2 to the consolidated financial statements, we have determined that the additional material weaknesses described above also existed at December 31, 2004. Accordingly, we have revised our annual report on internal control over financial reporting.

     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal controls over financial reporting appears beginning on page 19 hereof.

/s/ Steven R. Norton

Steven R. Norton
Senior Vice President and Chief Financial Officer

/s/ Peter F. Sinisgalli

Peter F. Sinisgalli
President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
Manhattan Associates, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Manhattan Associates, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Manhattan Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
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
     The Company’s controls over monitoring the completeness and accuracy of the determination and reporting of sales tax payable were insufficient. Specifically, the Company did not have personnel with sufficient skills and experience to enable the Company to properly determine whether certain consulting and maintenance services were considered taxable transactions in certain states. As a result, the Company concluded that its previously reported general and administrative expenses and accrued liabilities had been understated. These control deficiencies resulted in the restatement of the annual consolidated financial statements for 2002, 2003 and 2004 and for each of the quarters in the years ended December 31, 2003 and 2004.
     The Company’s review and approval controls over the accounting for income taxes, including the determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision were insufficient. Specifically, the Company did not have personnel with sufficient skills and experience to enable the Company to properly consider and apply generally accepted accounting principles for taxes, and ensure that the rationale for certain tax positions was adequately documented and appropriately communicated. Additionally, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and the related deferred income taxes and income taxes payable. As a result, the Company concluded that its previously reported income tax provision, current and noncurrent deferred income taxes, and income taxes payable had been misstated. These control deficiencies resulted in the restatement of the annual consolidated financial statements for 2002, 2003 and 2004 and for each of the quarters in the years ended December 31, 2003 and 2004.
     Management previously had concluded that the Company did not maintain effective internal control over financial reporting because of the material weakness related to insufficient controls over monitoring vendor-specific objective evidence of fair value for undelivered elements related to sales contracts with multiple revenue elements as described above. In connection with the restatement of the Company’s consolidated financial statements as discussed in Note 2 to the consolidated financial statements, management has determined that the additional material weaknesses described above also existed at December 31, 2004. As a result, management has revised its assessment to include these additional material weaknesses in their conclusion that the Company’s internal control over financial reporting was not effective as of December 31, 2004. Accordingly, we have revised our annual report on internal control over financial reporting to include a description of these additional material weaknesses.
     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements (as restated), and this report does not affect our report dated March 16, 2005, except for Note 2 as to which the date is February 28, 2006, on those consolidated financial statements (as restated).
     In our opinion, management’s assessment that Manhattan Associates, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Manhattan Associates, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ ERNST & YOUNG LLP
Atlanta, Georgia
March 16, 2005, except for the effect of the material
weaknesses described in the seventh, eighth, and ninth
paragraphs above, as to which the date is February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders
Manhattan Associates, Inc. and Subsidiaries
     We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2004 (as restated), and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2004 (as restated). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2004 (as restated), and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 (as restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     The consolidated financial statements as of December 31, 2003 and 2004 and for each of the three years in the period ended December 31, 2004 have been restated as discussed in Note 2.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005, except for the effect of the material weaknesses described in the seventh, eighth, and ninth paragraphs in that report, as to which the date is February 28, 2006, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP
Atlanta, Georgia
March 16, 2005, except for
Note 2, as to which the date is February 28, 2006

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (RESTATED)
(In thousands, except share and per share data)

	December 31,
	2003	2004
ASSETS

Current assets:
Cash and cash equivalents	$31,407	$37,429
Short-term investments	114,549	88,794
Accounts receivable, net of a $3,181 and $4,171 allowance for doubtful accounts in 2003 and 2004, respectively	40,790	45,996
Deferred income taxes	4,987	4,939
Refundable income taxes	—	776
Prepaid expenses and other current assets	4,627	6,311

Total current assets	196,360	184,245

Property and equipment, net	13,015	13,598
Long-term investments	9,447	46,433
Acquisition-related intangible assets, net	10,942	8,320
Goodwill, net	31,688	32,469
Deferred income taxes	2,935	2,639
Other assets	2,221	2,535

Total assets	$266,608	$290,239

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,235	$6,800
Accrued compensation and benefits	6,702	6,639
Accrued liabilities	10,376	12,647
Current portion of capital lease obligations	132	139
Income taxes payable	917	1,479
Deferred rent	203	203
Deferred revenue	17,937	22,710

Total current liabilities	41,502	50,617

Long-term portion of capital lease obligations	288	148
Deferred rent	660	457
Commitments and contingencies (see footnote 6)

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2003 or 2004	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 30,086,164 shares issued and outstanding in 2003 and 29,580,724 shares issued and outstanding in 2004	301	296
Additional paid-in-capital	146,614	139,871
Retained earnings	76,721	98,355
Accumulated other comprehensive income	720	882
Deferred compensation	(198)	(387)

Total shareholders’ equity	224,158	239,017

Total liabilities and shareholders’ equity	$266,608	$290,239

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (RESTATED)
(In thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenue:
Software and hosting fees	$40,233	$43,229	$49,886
Services	110,516	129,320	141,492
Hardware and other	22,675	23,417	23,541
Recovery relating to bankrupt customer	2,297	848	—

Total revenue	175,721	196,814	214,919

Costs and expenses:
Cost of software and hosting fees	1,927	4,470	4,085
Amortization of acquired developed technology	1,500	1,999	2,079
Cost of services	46,611	54,218	65,853
Cost of hardware and other	19,027	20,123	20,071
Research and development	20,780	26,982	28,822
Sales and marketing	26,413	31,200	34,049
General and administrative	22,136	24,117	26,855
In-process research and development and other acquisition-related charges	1,470	885	—
Restructuring charge	—	893	—
Amortization of acquisition-related intangibles	272	1,433	1,496

Total operating expenses	140,136	166,320	183,310

Income from operations	35,585	30,494	31,609

Interest income	2,098	1,503	2,383
Interest expense	(147)	(13)	(26)
Other income, net	850	1,256	900

Income before income taxes	38,386	33,240	34,866
Income tax provision	14,781	12,659	13,232

Net income	$23,605	$20,581	$21,634

Basic net income per share	$0.82	$0.70	$0.72

Diluted net income per share	$0.78	$0.67	$0.70

Weighted average shares:
Basic	28,653	29,532	30,056

Diluted	30,451	30,882	31,067

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (RESTATED)
(In thousands, except share data)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Common Stock		Paid-In	Retained	Income	Deferred	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss)	Compensation	Equity
Balance, December 31, 2001	27,719,753	$277	$104,445	$32,535	$(25)	$(105)	$137,127
Cancellation of common stock options	—	—	(5)	—	—	5	—
Exercise of common stock options	1,571,354	16	8,620	—	—	—	8,636
Buyback of Manhattan common stock	(260,000)	(3)	(4,107)	—	—	—	(4,110)
Tax benefit from stock options exercised	—	—	14,024	—	—	—	14,024
Amortization of deferred compensation	—	—	—	—	—	58	58
Foreign currency translation adjustment	—	—	—	—	306	—	306
Unrealized loss on investments	—	—	—	—	(28)	—	(28)
Net income	—	—	—	23,605	—	—	23,605

Balance, December 31, 2002	29,031,107	290	122,977	56,140	253	(42)	179,618
Cancellation of common stock options	—	—	(24)	—	—	24	—
Exercise of common stock options	1,046,948	11	9,259	—	—	—	9,270
Issuance of restricted Stock	8,109	—	232	—	—	(232)	—
Tax benefit from stock options exercised	—	—	14,170	—	—	—	14,170
Amortization of deferred compensation	—	—	—	—	—	52	52
Foreign currency translation adjustment	—	—	—	—	482	—	482
Unrealized loss on investments	—	—	—	—	(15)	—	(15)
Net income	—	—	—	20,581	—	—	20,581

Balance, December 31, 2003	30,086,164	301	146,614	76,721	720	(198)	224,158
Exercise of common stock options	334,157	3	4,036	—	—	—	4,039
Issuance of restricted Stock	45,803	1	1,289	—	—	(1,290)	—
Buyback of Manhattan common stock	(885,400)	(9)	(21,754)	—	—	—	(21,763)
Tax benefit from stock options exercised	—	—	9,686	—	—	—	9,686
Amortization of deferred compensation	—	—	—	—	—	1,101	1,101
Foreign currency translation adjustment	—	—	—	—	421	—	421
Unrealized loss on investments	—	—	—	—	(259)	—	(259)
Net income	—	—	—	21,634	—	—	21,634

Balance, December 31, 2004	29,580,724	$296	$139,871	$98,355	$882	$(387)	$239,017

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (RESTATED)
(In thousands)

	Year Ended December 31,
	2002	2003	2004
Net income	$23,605	$20,581	$21,634

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense of $174, $248, and $222 in 2002, 2003 and 2004, respectively	306	482	421
Unrealized loss on investments, net of tax benefit of $16, $8, and $136 in 2002, 2003 and 2004, respectively	(28)	(15)	(259)

Other comprehensive income	278	467	162

Comprehensive income	$23,883	$21,048	$21,796

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(In thousands)

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$23,605	$20,581	$21,634

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,801	7,982	7,207
Amortization of acquired developed technology and acquisition-related intangibles	1,772	3,432	3,575
Stock compensation	58	52	1,101
Loss (gain) on disposal of equipment	(8)	—	42
Unrealized foreign currency gain	(520)	(281)	(643)
Acquired in-process research and development	1,470	—	—
Tax benefit of options exercised	14,024	14,170	9,686
Deferred income taxes	(1,081)	(586)	286

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,685)	(6,814)	(4,018)
Other assets	1,437	(1,345)	(1,878)
Accounts payable	(2,237)	(1,750)	1,413
Accrued liabilities	176	(628)	1,898
Income taxes	3,166	(1,048)	(175)
Deferred rent	—	863	(203)
Deferred revenue	468	2,367	4,556

Net cash provided by operating activities	45,446	36,995	44,481

Cash flows from investing activities:
Purchases of property and equipment	(5,990)	(7,733)	(7,572)
Purchases of investments	(114,728)	(609,078)	(1,095,608)
Maturities and sales of investments	76,151	543,751	1,083,982
Payments in connection with the investment in Alien Technologies	—	(2,000)	—
Payments in connection with various acquisitions, net of cash acquired (see footnote 7)	(21,163)	(2,750)	(1,698)

Net cash used in investing activities	(65,730)	(77,810)	(20,896)

Cash flows from financing activities:
Repayment of note payable	(5,250)	—	—
Payment of capital lease obligations	(191)	(234)	(133)
Purchase of Manhattan common stock	(4,110)	—	(21,763)
Proceeds from issuance of common stock from option exercises	8,636	9,270	4,039

Net cash provided by (used in) financing activities	(915)	9,036	(17,857)

Foreign currency impact on cash	334	22	294

Increase (decrease) in cash and cash equivalents	(20,865)	(31,757)	6,022
Cash and cash equivalents, beginning of year	84,029	63,164	31,407

Cash and cash equivalents, end of year	$63,164	$31,407	$37,429

Supplemental cash flow disclosures:
Cash paid for interest	$248	$14	$26

Cash paid (refund received) for income taxes	$(2,478)	$163	$2,816

Non-cash transaction:
Issuance of restricted stock	$—	$232	$1,290

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
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

1. Organization and Summary of Significant Accounting Policies (continued)
     The following is a summary of the available-for-sale securities (in thousands):

		Unrealized	Unrealized	Market	Cash and	Short-term	Long-term
December 31, 2003	Cost	gains	losses	Value	Equivalents	Investments	Investments

Investments:
U.S. government obligations	$25,823	$14	$9	$25,828	$13,150	$4,231	$8,447
State and local obligations	110,909	—	—	110,909	—	109,909	1,000
U.S. corporate commercial paper	12,580	—	—	12,580	12,171	409	—

Total	$149,312	$14	$9	$149,317	$25,321	$114,549	$9,447

		Unrealized	Unrealized	Market	Cash and	Short-term	Long-term
December 31, 2004	Cost	gains	losses	Value	Equivalents	Investments	Investments

Investments:
U.S. government obligations	$7,659	$—	$16	$7,643	$—	$—	$7,643
State and local obligations	87,450	—	1	87,449	—	85,949	1,500
U.S. corporate commercial paper	66,568	—	373	66,195	26,060	2,845	37,290

Total	$161,677	$—	$390	$161,287	$26,060	$88,794	$46,433
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

     Options to purchase 1,924,075 shares, 1,866,351 shares and 3,020,952 shares of common stock were outstanding during the years ended December 31, 2002, 2003 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares during the respective years. See Note 4 for further information on those securities.
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

1. Organization and Summary of Significant Accounting Policies (continued)
     The following pro forma information adjusts the net income and net income per share of common stock for the impact of SFAS No. 123:

	2002	2003	2004
Net income (loss) (restated):
As reported	$23,605	$20,581	$21,634
Add: Stock-based employee compensation expense included in reported net income, net of taxes	58	52	658
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards, net of taxes.	(25,072)	(28,380)	(31,290)

Pro forma in accordance with SFAS No. 123 (restated)	$(1,409)	$(7,747)	$(8,998)

Basic net income or pro forma net income (loss) per share (restated):
As reported	$0.82	$0.70	$0.72
Pro forma in accordance with SFAS No. 123	$(0.05)	$(0.26)	$(0.30)
Diluted net income or pro forma net income (loss) per share (restated):
As reported	$0.78	$0.67	$0.70
Pro forma in accordance with SFAS No. 123	$(0.05)	$(0.26)	$(0.30)
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

1. Organization and Summary of Significant Accounting Policies (continued)
     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $14.0 million, $14.2 million, and $9.7 million in 2002, 2003 and 2004, respectively.
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
     In December 2004, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act)” that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 rather than as a tax rate reduction. Also in December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” addressing accounting and disclosure guidance relating to a company’s repatriation program. The additional disclosures required under this staff position are included in Note 3, Income Taxes. Both FSPs were effective upon issuance.

2. Restatements of Financial Statements
     In connection with the financial reporting close process for the year ended December 31, 2005, management determined that a restatement of the consolidated financial statements for the years ended December 31, 2000 through December 31, 2004 was necessary. The determination to restate those financial statements was made as a result of net income in those years being overstated by a total of approximately $7.4 million, resulting primarily from an error in the method of computing our research and development income tax credit following a small acquisition in 1998 and for not providing the appropriate liability for sales taxes in certain states. Although it is possible to recover some, if not all, of the lost tax credits through a retroactive relief request from the Internal Revenue Service and some of the transaction taxes from the Company’s customers who contractually agreed to be responsible for these taxes, the amount of recovery cannot be estimated precisely and at this time collection is not considered probable.
     The following table summarizes the net impact of the restatement corrections by balance sheet line item as of December 31, 2003, and 2004 (in thousands):

	Current		Noncurrent
	Deferred	Total Current	Deferred		Accrued	Income taxes
	Income Taxes	Assets	Income Taxes	Total Assets	Liabilities	Payable

December 31, 2003
As previously reported	$2,086	$193,459	$4,110	$264,882	$3,617	$1,470
Adjustments	2,901	2,901	(1,175)	1,726	6,759	(553)
As restated	$4,987	$196,360	$2,935	$266,608	$10,376	$917

						Total
		Noncurrent			Total	Liabilities &
	Total Current	Deferred	Retained	Additional	Shareholders	Shareholders
	Liabilities	Income Taxes	Earnings	Paid-in-capital	Equity	Equity

December 31, 2003
As previously reported	$35,296	$396	$83,653	$143,766	$228,242	$264,882
Adjustments	6,206	(396)	(6,932)	2,848	(4,084)	1,726
As restated	$41,502	$0	$76,721	$146,614	$224,158	$266,608

	Current
	Deferred	Refundable		Noncurrent			Income
	Income	Income	Total Current	Deferred		Accrued	taxes
	Taxes	Taxes	Assets	Income taxes	Total Assets	Liabilities	Payable

December 31, 2004
As previously reported	$4,257	$776	$183,563	$3,583	$290,501	$6,079	$2,233
Adjustments	682	—	682	(944)	(262)	6,568	(754)
As restated	$4,939	$776	$184,245	$2,639	$290,239	$12,647	$1,479

						Total
		Noncurrent			Total	Liabilities &
	Total Current	Deferred	Retained	Additional	Shareholders	Shareholders
	Liabilities	Income Taxes	Earnings	Paid-in-capital	Equity	Equity

December 31, 2004
As previously reported	$44,803	$466	$105,762	$138,074	$244,627	$290,501
Adjustments	5,814	(466)	(7,407)	1,797	(5,610)	(262)
As restated	$50,617	$—	$98,355	$139,871	$239,017	$290,239

2. Restatements of Financial Statements (continued)
     The following table summarizes the net impact of the restatement corrections by income statement line item for the three years ended December 31, 2002, 2003, and 2004 (in thousands, except per share data):

	General &	Total	Income
	Administrative	Operating	from	Income before	Income Tax
	Expenses	Expenses	Operations	Income Taxes	Provision	Net Income

Year ended December 31, 2002
As previously reported	$20,943	$138,943	$36,778	$39,579	$14,383	$25,196
Adjustments	1,193	1,193	(1,193)	(1,193)	398	(1,591)
As restated	$22,136	$140,136	$35,585	$38,386	$14,781	$23,605

Basic Net Income per Share as previously reported						$0.88
Basic Net Income per Share as restated						$0.82
Diluted Net Income per Share as previously reported						$0.83
Diluted Net Income per Share as restated						$0.78

	General &	Total
	Administrative	Operating	Income from	Income before	Income Tax
	Expenses	Expenses	Operations	Income Taxes	Provision	Net Income

Year ended December 31, 2003
As previously reported	$24,087	$166,290	$30,524	$33,270	$11,425	$21,845
Adjustments	30	30	(30)	(30)	1,234	(1,264)
As restated	$24,117	$166,320	$30,494	$33,240	$12,659	$20,581

Basic Net Income per Share as previously reported						$0.74
Basic Net Income per Share as restated						$0.70
Diluted Net Income per Share as previously reported						$0.71
Diluted Net Income per Share as restated						$0.67

General &		Total
Administrative		Operating	Income from	Income before	Income Tax
Expenses		Expenses	Operations	Income Taxes	Provision	Net Income

Year ended December 31, 2004
As previously reported	$27,046	$183,501	$31,418	$34,675	$12,566	$22,109
Adjustments	(191)	(191)	191	191	666	(475)
As restated	$26,855	$183,310	$31,609	$34,866	$13,232	$21,634

Basic Net Income per Share as previously reported						$0.74
Basic Net Income per Share as restated						$0.72
Diluted Net Income per Share as previously reported						$0.71
Diluted Net Income per Share as restated						$0.70
3. Income Taxes (Restated)
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

	December 31,
	2003	2004
Deferred tax assets:
Accounts receivable	$970	$1,069
Net operating loss carryforwards	7,938	—
Accrued liabilities	3,612	3,445
Stock compensation expense	26	368
Intangible assets	2,407	2,293
Depreciation	1,001	542
Research and development credits	—	85
AMT Credit	—	242
Other	321	—

	16,275	8,044

Deferred tax liabilities:
Other	396	466

	15,879	7,578
Valuation allowance	(7,957)	—

Net deferred tax assets	$7,922	$7,578

3. Income Taxes (Restated) (continued)
     The components of income from domestic and foreign operations before income tax expense for the years ended December 31, 2002, 2003 and 2004 are as follows (in thousands):

	2002	2003	2004
Domestic	$36,465	$31,468	$33,525
Foreign	1,921	1,772	1,341

Total	$38,386	$33,240	$34,866

     The components of the historical income tax provision for the years ended December 31, 2002, 2003 and 2004 are as follows (in thousands):

	2002	2003	2004
Current:
Federal	$13,070	$11,056	$12,222
State	1,801	1,361	1,752
Foreign	991	375	759

	15,862	12,792	14,733

Deferred:
Federal	(950)	(202)	(1,492)
State	(131)	(35)	50
Foreign	—	104	(59)

	(1,081)	(133)	(1,501)

Total	$14,781	$12,659	$13,232

     The income tax benefits related to the exercise of stock options were allocated to additional paid-in capital. Such amounts were approximately $14,024,000, $14,170,000 and $9,686,000 for 2002, 2003 and 2004, respectively.
     The Company has approximately $85,000 of research and development tax credit carryforwards that expires in 2024.
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
     Deferred taxes are not provided for temporary differences of approximately $4.2 million, $5.5 million and $8.7 million as of December 31, 2002, 2003 and 2004, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.
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

3. Income Taxes (Restated) (continued)
     The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2002, 2003 and 2004:

	2002	2003	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income tax, net of federal benefit	2.9	4.0	4.1
Research and development credits	0.0	0.0	(0.9)
Foreign operations	0.6	(0.8)	0.1
Tax exempt income	(0.2)	(0.5)	(1.2)
Meals and entertainment	0.2	0.5	0.4
Intangibles	(0.1)	(0.1)	(0.1)
Other	(0.1)	0.1	0.6

Income taxes	38.5%	38.2%	38.0%

4. Stock Option Plans
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

4. Stock Option Plans (continued)
     A summary of changes in outstanding options is as follows:

		Weighted Average
	Options	Exercise Price
December 31, 2001	6,532,767	$17.04
Granted	1,637,900	$23.12
Canceled	(270,871)	$26.54
Exercised	(1,571,354)	$5.49

December 31, 2002	6,328,442	$21.08
Granted	1,541,075	$26.40
Canceled	(444,541)	$27.90
Exercised	(1,046,948)	$8.86

December 31, 2003	6,378,028	$23.90
Granted	1,938,825	$25.15
Canceled	(600,184)	$30.86
Exercised	(334,157)	$12.09

December 31, 2004	7,382,512	$24.19

     Details of options outstanding at December 31, 2004 are as follows:

			Outstanding			Exercisable
				Weighted
				Average	Weighted
Exercise			Options	Remaining	Average	Options	Average
Prices			Outstanding	Contractual Life	Exercise Prices	Exercisable	Exercise Price
$ 0.56	—	3.50	286,250	1.9	$2.10	286,250	$2.10
3.51	—	7.50	172,354	3.8	5.87	172,236	5.87
7.51	—	15.00	690,699	5.0	10.64	611,366	10.25
15.01	—	23.00	1,529,100	8.3	19.68	511,857	18.31
23.01	—	27.00	1,736,215	7.7	25.38	964,909	25.55
27.01	—	31.00	2,230,744	8.4	28.15	849,522	28.05
31.01	—	40.00	460,400	6.2	37.52	422,825	37.84
40.01	—	68.38	276,750	5.8	55.48	265,700	55.66

			7,382,512	7.3	$24.19	4,084,665	$23.63

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
5. Shareholders’ Equity
     During 2002 and 2004, the Company purchased 260,000 and 885,400 shares of the Company’s common stock for approximately $4,110,000 and $21,763,000, respectively, through open market transactions as part of a publicly-announced buy-back program. No shares of the Company’s common stock were purchased during 2003.

6. Commitments and Contingencies
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
     Unaudited pro forma operating results for the year ended December 31, 2002, assuming that the acquisition had occurred at the beginning of 2002 is as follows (in thousands):

2002
Revenues	$183,537
Pro forma net income (restated)	13,499
Pro forma diluted net income per share (restated)	$0.44
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

7. Acquisitions (continued)
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
     eebiznet
     On July 9, 2004, the Company acquired certain assets of eebiznet (“eebiznet”), whose primary business activities consist of the marketing and sale of supply software in France. The Company acquired eebiznet to expand its presence in Europe. The Company acquired all the outstanding shares of eebiznet for approximately $493,000 in cash plus a potential earnout based upon the sales of its software and service solutions in France during the period starting April 1, 2004 through March 31, 2006. The earnout payment, if any, will be calculated based on the following percentages of all license sales in France recognized during the period: (i) 30% of the software fees in France up to €1.5 million ($2.05 million as of December 31, 2004); (ii) 40% of the software fees in France over €1.5 million ($2.05 million as of December 31, 2004); and (iii) 2% of all service revenues. The entire purchase price has been recorded on a preliminary basis to goodwill, as eebiznet’s assets and liabilities were immaterial. The operating results of eebiznet were included in the Company’s operations after July 9, 2004.

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

     Total U.S. long-lived assets were approximately $66.4 million and $100.3 million as of December 31, 2003 (restated) and 2004 (restated), respectively. Total international long-lived assets, which include assets in Australia, China, France, Germany, India, Japan, the Netherlands, Singapore and the United Kingdom, were approximately $3.8 million and $5.7 million as of December 31, 2003 and 2004, respectively.

9. Geographic and Product Information (continued)
     The software products that the Company sells consist of the following Solution Groups: Warehouse Management, Transportation Management, Trading Partner Management, Distributed Order Management, Reverse Logistics Management, Performance Management and RFID. The Company has not included annual revenue for each of the solution groups in the footnote disclosures primarily to avoid the somewhat misleading method of allocating the revenue to the various products when multiple solutions groups are sold in a single contract. Although the Company currently uses the list prices as a basis for allocating the revenue to the various products, it does not believe that this information is always an accurate indicator of the products’ success because of the way certain products are added to contracts for incentive reasons, although the customer may not have the desire to implement that product immediately. The allocation method places revenue on products that could be significantly in excess of the value the customer would place on it in some cases. Therefore, the Company believes that disclosing the software and hosting fees for the Warehouse Management Solution Group and combining all other Solution Groups into one is the most useful information. Software and hosting fees for the three years ended December 31, 2004 were as follows (in thousands):

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
11. Related Party Transactions
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

12. Quarterly Results of Operations (Unaudited) (Restated)
     The following is a summary of the restated quarterly results of operations of the Company for the years ended December 31, 2003 and 2004. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements. The amounts have been adjusted from previously issued quarterly results to reflect the restatement as detailed in Note 2.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004
	(In thousands, except per share data)
Statement of Income Data (1):
Revenue:
Software and hosting fees	$10,159	$11,357	$9,636	$12,077	$12,306	$13,784	$10,257	$13,539
Services	30,240	33,385	33,546	32,149	33,606	36,328	36,759	34,799
Hardware and other	5,698	5,455	7,045	5,219	5,381	5,858	4,853	7,449
Recovery (allowance) relating to bankrupt customer (2)	—	848	—	—	—	—	—	—

Total revenue	46,097	51,045	50,227	49,445	51,293	55,970	51,869	55,787
Costs and expenses:
Cost of software and hosting fees	1,123	1,222	1,027	1,098	823	850	977	1,435
Amortization of acquired developed technology	452	452	492	603	493	518	521	547
Cost of services	12,766	14,084	13,911	13,457	15,096	16,523	17,009	17,225
Cost of hardware and other	4,927	4,629	6,016	4,551	4,578	5,071	4,211	6,211
Research and development	6,717	6,947	6,708	6,610	7,200	7,281	7,090	7,251
Sales and marketing	7,572	8,608	7,276	7,744	7,920	8,942	8,062	9,125
General and administrative	5,786	5,605	5,838	6,888	6,460	6,487	6,727	7,181
In-process research and development charge and other acquisition-related charges	—	—	885	—	—	—	—	—
Amortization of acquisition-related intangibles	311	373	374	375	377	373	373	373
Restructuring Charge	—	893	—	—	—	—	—	—

Total costs and expenses	39,654	42,813	42,527	41,326	42,947	46,045	44,970	49,348

Income from operations	6,443	8,232	7,700	8,119	8,346	9,925	6,899	6,439
Other income, net	557	1,055	402	732	389	304	540	2,024

Income before income taxes	7,000	9,287	8,102	8,851	8,735	10,229	7,439	8,463
Income taxes	2,469	3,297	2,916	3,977	3,016	3,536	2,724	3,956

Net income	$4,531	$5,990	$5,186	$4,874	$5,719	$6,693	$4,715	$4,507

Diluted net income per share	$0.15	$0.20	$0.17	$0.16	$0.18	$0.21	$0.15	$0.15

Shares used in diluted net income per share	30,446	30,688	31,208	31,341	31,349	31,403	30,786	30,770

(1)	The amounts above have been adjusted to reflect the Restatement Items for all periods presented. The restatement resulted from an error in the method of computing our research and development income tax credit following a small acquisition in 1998 and for not providing the appropriate liability for sales taxes in certain states. See Note 2 of Notes to Consolidated Financial Statements for further details on the restatement.

(2)	In connection with a significant customer filing for bankruptcy under Chapter 11 of the United States Bankruptcy Code, an allowance of $4.3 million was recorded to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. In the fourth quarter of 2002 and the second quarter of 2003, $2.3 million and $0.8 million of the receivable was recovered, respectively. See Note 1 of Notes to Consolidated Financial Statements for further details.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.
     Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that, due to the material weaknesses discussed in Management’s Report on Internal Control over Financial Reporting on pages 17 and 18 hereof, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     The material weaknesses identified by management relate to revenue recognition for sales contracts with multiple revenue elements, the accounting for sales taxes and the accounting for income taxes.
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
     Accounting for Sales Taxes. As of December 31, 2004, the Company’s controls over monitoring the completeness and accuracy of the determination and reporting of sales tax payable were insufficient. Specifically, the Company did not have personnel with sufficient skills and experience to enable the Company to properly determine whether certain consulting and maintenance services were considered taxable transactions in certain states.
     Accounting for Income Taxes. As of December 31, 2004, the Company’s review and approval controls over the accounting for income taxes, including the determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision were insufficient. Specifically, the Company did not have personnel with sufficient skills and experience to enable the Company to properly consider and apply generally accepted accounting principles for taxes, and ensure that the rationale for certain tax positions was adequately documented and appropriately communicated. Additionally, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and the related deferred income taxes and income taxes payable.
     These control deficiencies resulted in the restatement of the annual consolidated financial statements for 2002, 2003 and 2004.
     We have improved our internal controls over our tax function related to accounting for income taxes and sales taxes by:
•	Increasing the Company’s internal tax resources through the hiring of a Sales and Use Tax Manager;

•	Retaining external tax advisors to prepare the quarterly tax provision and offer tax technical advice;

•	Expanding the level of review and discussion of significant tax matters and supporting documentation with senior finance management; and

•	Reviewing, with a third-party tax expert, our sales tax systems and the criteria set for the identification of transactions subject to sales tax liability.
Management’s Report on Internal Control over Financial Reporting
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the attestation report of Ernst & Young LLP on management’s assessment of the Company’s internal control over financial reporting are contained on pages 17 through 20 of this report.
Change in Internal Control over Financial Reporting
     There are no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements.
     The response to this item is submitted as a separate section of this Form 10-K/A. See Item 8.
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

(b)	Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K/A:

Exhibit
Number		Description
3.1		Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

3.2		Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended September 30, 2003 (File No. 000-23999), filed on November 14, 2003).

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

10.7	*	Lease (Burlington Business Center) by and between Gateway Rosewood, Inc. and Manhattan Associates, Inc., dated August 23, 2004.

10.8	*	Agreement to Build and Lease between Orchid Apartments Private Limited and Manhattan Associates India Development Centre Private Limited, executed on November 19, 2004.

10.9	*	Lease Agreement between IGE Energy Services (UK) Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated February 1, 2005.

Exhibit
Number	Description
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

10.42 *	Separation and Non-Competition Agreement by and between the Registrant and Ramesh Srinivasan, dated January 25, 2005.

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

21.1*	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
31.2*	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer.

32.2	Certificate of Chief Executive Officer and Chief Financial Officer.

99.1*	Safe Harbor Compliance Statement for Forward-Looking Statements.

* Previously filed as Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

	By:	/s/ Peter F. Sinisgalli

Peter F. Sinisgalli
Chief Executive Officer, President and Director
Date: March 1, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. HUNTZ, JR.	Chairman of the Board	March 1, 2006
John J. Huntz, Jr.

/s/ PETER F. SINISGALLI	Chief Executive Officer,	March 1, 2006
Peter F. Sinisgalli	President and Director
(Principal Executive Officer)

/s/ STEVEN R. NORTON	Senior Vice President, Chief	March 1, 2006
Steven R. Norton	Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ RICHARD M. HADDRILL	Director	March 1, 2006
Richard M. Haddrill

/s/ BRIAN J. CASSIDY	Director	March 1, 2006
Brian J. Cassidy

/s/ PAUL R. GOODWIN	Director	March 1, 2006
Paul R. Goodwin

Director
Thomas E. Noonan

/s/ DEEPAK RAGHAVAN	Director	March 1, 2006
Deepak Raghavan

EXHIBIT INDEX

Exhibit
Number		Description
3.1		Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

3.2		Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended September 30, 2003 (File No. 000-23999), filed on November 14, 2003).

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

10.7	*	Lease (Burlington Business Center) by and between Gateway Rosewood, Inc. and Manhattan Associates, Inc., dated August 23, 2004.

10.8	*	Agreement to Build and Lease between Orchid Apartments Private Limited and Manhattan Associates India Development Centre Private Limited, executed on November 19, 2004.

10.9	*	Lease Agreement between IGE Energy Services (UK) Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated February 1, 2005.

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

10.42*	Separation and Non-Competition Agreement by and between the Registrant and Ramesh Srinivasan, dated January 25, 2005.

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

21.1*	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer.

32.2	Certificate of Chief Executive Officer and Chief Financial Officer.

99.1*	Safe Harbor Compliance Statement for Forward-Looking Statements.

* Previously filed as Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.