Form 10-K
period 2005-12-31
MANHATTAN ASSOCIATES INC
filed 2006-03-15
CIK 1056696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2005 was $543,004,671, which was calculated based upon a closing sales price of $19.21 per share of the Common Stock as reported by the Nasdaq Stock Market on the same day. As of March 10, 2006, the Registrant had outstanding 27,265,566 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2006 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Forward-Looking Statements
     In addition to historical information, this Annual Report may contain “forward-looking statements” relating to Manhattan Associates, Inc. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance, availability of technical personnel, changes in customer requirements and general economic conditions. Additional factors are set forth in the “Risk Factors” in Part I, Item 1A of this annual report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results. Our Annual Report on Form 10-K is available through our Website at www.manh.com.
PART I

Item 1.	Business
Overview
     We are a leading developer and provider of technology-based supply chain software solutions that help companies manage the effectiveness and efficiency of their supply chain. Our solutions consist of software, services and hardware and are used for both the planning and execution of supply chain activities. These solutions help coordinate the actions and communication of manufacturers, suppliers, distributors, retailers, transportation providers and consumers.
     All of our solutions also include services such as design, configuration, implementation, product assessment and training plus customer support and software enhancement subscriptions. Some key benefits of implementing our solutions include:
•	Optimizing inventory levels;

•	Improving inventory and order accuracy;

•	Improving compliance with customer requirements, including RFID/EPC requirements;

•	Facilitating multi-channel planning and fulfillment;

•	Improving visibility of inventory, order status and delivery status;

•	Enhancing communication with other participants in the supply chain, including suppliers, customers and transportation providers;

•	Increasing the productivity of labor, facilities and materials-handling equipment; and

•	Lowering transportation costs.
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

Industry Background
     Modern companies face increased globalization, outsourcing, channel convergence and regulatory and security requirements. In addition, technological innovations, such as RFID, rising logistics costs, increasing competition and smaller margins are causing companies to closely examine their supply chain operations. These companies have realized that, if planned and executed properly, the supply chain can be a major competitive differentiator.
     The traditional push methodology, where companies would dictate customers’ options, has given way to a more customer demand-driven, pull methodology. The result has been an increased need for better plans, increased communication with trading partners and a closer examination of business process and systems. Unlike in the past, when companies were looking to simply establish supply chain management systems, they are now looking to maximize their investments across the supply chain. In doing so, they are seeking to solve specific operational pain points with solutions that can scale as their business grows and integrate with other systems, such as their ERP system, material handling equipment or other solutions. In addition, companies are increasingly seeking to reduce the number of vendors they work with and increase overall integration without compromising quality or performance.
Manhattan Associates’ Solutions and Services
     Solutions. Our solutions are designed to enable our customers to manage their supply chain. They include planning components that allow companies to plan inventory, create forecasts and replenish inventory on an ongoing basis. They also include execution components that help companies manage the efficient flow of goods through distribution centers and transportation networks, while maintaining ongoing communication with trading partners. Our solutions operate across the Unix, iSeries (AS/400) and Microsoft .NET computing platforms. Our solutions operate on multiple hardware platforms utilizing various hardware systems and inter-operate with many third-party software applications and legacy systems. This interfacing and open system capability enables customers to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide adapters for most ERP systems to enhance communication and reduce implementation costs between our core products and our clients’ host systems. We currently offer interfacing adapters to systems developed by Oracle, SAP, Lawson, JDA Software, Essentus and Intentia.
     We call the combination of our supply chain planning solutions Integrated Planning Solutions™ which consist of the following:
•	Advanced Planning allows companies to plan their inventory using several methodologies. Included in Advanced Planning are: Financial and Item Planning—which enables companies to develop top-down and bottom-up plans across multiple channels and multiple levels of the product hierarchy; Catalog Planning and Web Planning—which support the unique planning requirements of the catalog and Web channels; and Promotion Planning—which allows companies to plan and manage promotional events and assortments.

•	Demand Forecasting enables companies to generate and maintain forecasts at different levels of product data. It also includes a Promotion Forecasting solution which generates a promotion forecast and promotional lift based on historical sales.

•	Replenishment helps companies regulate, maintain and deploy inventory. It is also offered to companies for Vendor Managed Inventory, as a solution to allow them to manage their own replenishment.
     We refer to the combination of our supply chain execution solutions as Integrated Logistics Solutions™ which consist of the following:
•	Distributed Order Management manages the order fulfillment process, capturing and allocating orders across multiple supply chain channels to balance supply with demand.

•	Warehouse Management manages the processes that take place in a distribution center, beginning with the placement of an order by a customer and ending with the order fulfillment process. It includes a dynamic billing solution called Billing Management, which captures information from supply chain systems to enable logistics service providers to track and bill clients for inventory handling, storage, fulfillment and transportation activities.

•	Slotting Optimization helps determine the optimal layout and placement of products in a distribution facility.

•	Labor Management enables the tracking, monitoring and management of employee activities within the warehouse.

•	Transportation Management allows companies to plan, procure and execute transportation services. Within Transportation Management are the following solutions: Transportation Procurement—which enables the development and management of a transportation strategy that considers business factors while soliciting bids from transportation providers and designing the execution plan around it; Transportation Planning and Execution—which allows shippers to execute on transportation plans and adjust their transportation network in real time based on events; Fleet Management—which allows companies to manage both private and dedicated fleets; Audit Payment and Claims—which automates freight invoicing processing, payment and reconciliation to provide closed loop financial reconciliation of transportation processes; and Carrier Management—which allows carriers to manage their overall transportation network and their use of resources and assets.

•	Yard Management plans, executes, tracks and audits all incoming and outgoing loads, providing visibility into yard activities and managing both the yard and dock doors.

•	Trading Partner Management synchronizes the business processes and communication of suppliers, manufacturers, distributors, logistics service providers and customers. It includes Supplier Enablement—which extends execution capabilities to vendors and factories trading partners through purchase order management and fulfillment and shipping management; Logistics Hub Management—which extends execution capabilities to hubs, enabling them to manage and create advance ship notices; Carrier Enablement—which provides visibility to in-transit shipments and allows carriers to provide shipment status to create greater visibility; and Customer/Store Enablement—which provides order and inventory visibility and Web-based order entry for both customers and shippers.

•	Reverse Logistics Management manages and automates the returns process—tracking, storing, referencing and reporting on returned merchandise to increase net asset recovery.

•	RFID Solutions help capture and track EPC data and utilize this information to better manage and track inventory. They include: EPC Manager—which captures and tracks unique EPC event data and integrates with other applications and existing systems to share this data; Enterprise EPC Manager—which collects EPC data across the entire enterprise into a single repository; and Integration Manager for RFID—which enables the integration of RFID capabilities with other solutions, includes other Manhattan Associates’ solutions.
     Our Business Intelligence solution is called Performance Management. Performance Management captures transaction-related data from our planning and execution solutions and transforms that data into actionable information.
     Our Business Process Platform, which we call Logistics Event Management Architecture™ (LEMA), manages the flow of data between our solutions.
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
     Although our professional services are optional, substantially all of our customers use at least some portion of these services for the implementation and ongoing support of our software solutions. Professional services are typically rendered under time and materials-based contracts, with services typically billed on an hourly basis. Professional services are sometimes rendered under fixed-fee based contracts, with payments due on specific dates or milestones. We believe that increased sales of our software solutions will drive higher demand for our consulting services.
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
     We have developed a proprietary, standardized implementation methodology called PRISM, which leverages our solutions’ architecture with the knowledge and expertise gained from completing more than 2,500 installations worldwide. The modular design of our solutions significantly reduces the complexities associated with integrating to existing systems, including ERP, Supply Chain Management (“SCM”), Customer Relationship Management (“CRM”), e-business systems and complex material handling systems. As a result, we have been able to deploy a fully automated inbound and outbound system in less than two months.
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
Strategy
     Our objective is to extend our position as a leading supply chain solutions provider. These solutions help global manufacturers, retailers and transportation providers successfully manage growing demands as well as the increasing complexity and volatility of their local and global supply chains. Our solutions are advanced, highly functional, highly scalable and allow our customers to improve relationships with suppliers, customers and transportation providers, leverage their investments across the supply chain, effectively manage costs and meet dynamically changing customer requirements. Our strategies to accomplish our objective include the following:
     Develop and Enhance Software Solutions. We intend to continue to focus our product development resources on the development and enhancement of our software solutions. We offer what we believe to be the broadest solution set in the supply chain solutions marketplace, to address all aspects of advanced planning, demand forecasting, replenishment, distributed order management, warehouse management, slotting optimization, labor management, yard management, transportation management, trading partner management, reverse logistics management, RFID and performance management. In order to provide additional functionality and value to our solutions, we plan to continue to provide enhancements to existing solutions and to introduce new solutions to address evolving industry standards and market needs. We identify further enhancements to our solutions and opportunities for new solutions through our customer support organization as well as ongoing customer consulting engagements and implementations, interactions with our user groups and participation in industry standards and research committees. Our solutions address the needs of customers in various vertical markets including retail, consumer goods, food and grocery, logistics service providers, industrial and wholesale, high technology and electronics, life sciences and government. We intend to continue to enhance the functionality of our solutions to meet the dynamic requirements of these vertical markets as well as new vertical markets.
     Expand International Sales. We believe that our solutions offer significant benefits to customers in international markets. We have over 700 employees outside the United States focused on international sales, servicing our international clients and product development. In addition to offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, we have also established reseller partnerships in Latin America to complement our office in Mexico. Our international strategy includes leveraging the strength of our relationships with current customers that also have significant overseas operations and the pursuit of strategic marketing partnerships with international systems integrators and third-party software application providers.
     Expand Our Strategic Alliances and Indirect Sales Channels. We currently sell our products primarily through our direct sales personnel and select resellers. We have worked on joint projects and joint sales initiatives with industry-leading consultants and software systems implementers, including most of the large consulting firms and other systems consulting firms specializing in our targeted industries, to supplement our direct sales force and professional services organization. We have been expanding our indirect sales channels through reseller agreements, marketing agreements, agreements with third-party logistics providers and Microsoft business partners. These alliances extend our market coverage and provide us with new business leads and access to trained implementation personnel. We have strategic alliances with complementary software providers, third party integrators/consultants and hardware vendors including CSC Consulting, HP Technology, IBM, KSA Consulting, Microsoft, Q4 Logistics, Sedlak, Tompkins, UPS Technology and Vocollect.
     Acquire or Invest in Complementary Businesses. We intend to pursue strategic acquisitions of technologies, solutions and businesses that enable us to enhance and expand our supply chain planning and execution solutions and service offerings. More specifically, we intend to pursue acquisitions that will provide us with complementary solutions and technologies, expand our geographic presence and distribution channels, extend our presence into other vertical markets with similar challenges and requirements of those we currently meet and/or further solidify our leadership position within the primary components of supply chain planning and execution.
Sales and Marketing
     We employ multiple discipline sales teams that consist of professionals with industry experience in sales and technical sales support. To date, we have generated the majority of our revenue from sales of software through our direct sales force. We plan to continue to invest significantly to expand our sales, services and marketing organizations within the United States, Europe, the Middle East and Africa (“EMEA”) and Asia Pacific and to pursue strategic marketing partnerships. We conduct comprehensive marketing programs that include lead generation, public relations, trade shows, joint programs with vendors and consultants and ongoing customer communication programs. The sales cycle typically begins with the generation of a sales lead, through in-house telemarketing efforts, trade shows or other means of referral, or the receipt of a request for proposal from a prospective customer. The sales lead or request for proposal is followed by the qualification of the lead or prospect, an assessment of the customer’s requirements, a formal response to the request for proposal, presentations and product demonstrations, site visits to an existing customer using our supply chain solutions and contract negotiation. The sales cycle can vary substantially from customer to customer, but typically requires three to nine months.
     In addition to sales to new customers, we will continue to leverage our existing customer base to provide for system upgrades, sales of additional licenses of purchased solutions and sales of new or add-on solutions. We also plan to further develop and expand our indirect sales channels, including sales through reseller agreements, marketing agreements and agreements with third-party logistics providers. To extend our market coverage and to provide us with new business leads and access to trained implementation personnel, we further intend to develop and expand our strategic alliances with systems integrators capable of performing implementations of our solutions. Business referrals and leads helping us to grow our business continue to be positively influenced by systems integrators, which include most of the large consulting firms and other systems consulting firms specializing in our targeted industries. We believe that our leadership position in providing supply chain solutions perpetuates the willingness of systems integrators to recommend our solutions where appropriate.
     We have an established program intended to foster joint sales and marketing efforts with our business partners. In some cases, this included joint development work to make our products and our partner’s products interface seamlessly. Among others, partnerships arising from our Manhattan Associates Partner Program (MAP2) include: CSC Consulting—global information technology (IT) services company; Hewlett-Packard—technology solutions provider to consumers, businesses and institutions globally; IBM—world’s largest information technology company which develops, manufactures and markets semiconductor and interconnect technologies, products and services; KSA Consulting—premier global management consulting firm offering integrated strategy, process and technology deployment solutions to the consumer products & retail and health care industries; Microsoft—worldwide leader in software, services and solutions that help people and businesses realize their full potential; Q4 Logistics—supply chain design and implementation solutions provider; Sedlak—a supply chain consulting company; Tompkins—the leading operations-focused consulting and integration firm, specializing in end-to-end supply chain solutions; UPS Technology—the world’s largest package delivery company and a leading global provider of specialized transportation and logistics services; and Vocollect—the global leader in Voice-Directed Work.

Customers
     To date, our customers have been suppliers, manufacturers, distributors, retailers and transportation providers in a variety of industries. The following table sets forth a representative list of customers that contracted to purchase solutions and services from us in 2005.

Accra Pac Group	Korus Consulting
Al-Azizia Panda United Inc.	Legrand (fka Wiremold, Inc.)
Alliance UniChem	Limited Brands, Inc.
American Mart DBA DeLuca Liquors	Logix FZCO
AmeriCold Logistics	Meridian IQ
Asbjorn Olafsson ehf	Mervyns LLC
AtomicBox, Inc.	Nippon Express USA, Inc.
Ballantine Produce Co., Inc.	Nissin Corporation
BDI Laguna, Inc.	Nobex ehf.
Belk, Inc.	NYK Logistics (UWDC), Inc.
Belkin Components	Olympus America, Inc.
Beretta USA Corp.	O’Reilly Automotive, Inc.
Bosch Security Systems DE	Party City Corporation
Bulova Corporation	Patagonia, Inc.
Casio, Inc.	PBM Nutritionals
Cheney Brother’s, Inc.	Perfect 10 Satellite Distribution
Clark Material Handling Company	Proview Electronics Co. Ltd.
Coles Myer, Ltd.	PT. Matahari Putra Prima Tbk
Columbia Sportswear Company	Remington Arms Company, Inc.
Conair Corporation	Revlon Consumer Products Corp.
Copernica, Inc. DBA Amplifier	Roger & Roger NV
Cornerstone Brands, Inc.	S.P. Richards Company
David’s Bridal, Inc.	Sai Cheng Logistics International Co. Ltd.
DealEasy Information Technology	Scholastic, Inc.
Deluxe Film Services (Deluxe Labs)	simplehuman, LLC
DSC Logistics	Sit-Up Ltd.
Egilsson hf	Super Cheap Auto
Electronics Boutique of America, Inc.	Tally-Weijl
Electronics for Imaging, Inc.	TDG (UK) Limited
Elektra del Milenio S.A. de C.V.	The Dannon Company, Inc.
Ellis Hosiery Mills, Inc.	The Harvard Drug Group, LLC
Exel (Australia) Pty. Ltd.	The Hillman Group, Inc.
Exel Plc.	The Metropolitan Museum of Art
Federated Systems Group, Inc.	The Standard Register Company
Genco Distribution System, Inc.	Thomson Learning, Inc.
Genesco, Inc.	Tibbett and Britten Limited
Gerber Childrenswear, Inc.	TNT China
Global Home Products	TNT Fashion Logistics, B.V.
Guess?, Inc.	TNT Logistics North America, Inc.
Healthcare Logistics Limited	Totes Isotoner
HP Products Corp.	Transports Graveleau
Hudd Distribution Services, Inc.	Tuck Sun
I y S Comerciales Trans Warrants	Urban Brands
IBS Logistics	USF Glen Moore, Inc.
Innovate Logistics	Vandeputte Holding
Jockey International, Inc.	Vertrue Incorporated
Jones Apparel Group, Inc.	VF Services, Inc.
     Our top five customers in aggregate accounted for 16%, 14% and 14% of total revenue for each of the years ended December 31, 2003, 2004 and 2005, respectively. No single customer accounted for more than 10% of revenue in 2003, 2004 or 2005.

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
     We plan to principally conduct our development efforts internally in order to retain development knowledge and promote the continuity of programming standards; however, some projects that can be performed separately and/or require special skills may be outsourced. Periodically, we use third-party research and development companies to localize our products into Chinese, Danish, French, German, Japanese, Korean Spanish and Swedish. We also established an off-shore development center in Bangalore, India during 2002, which now has nearly 350 research and development professionals. The off-shore development center also employs several Indian citizens currently working for and holding extensive development experience with us.
     We continue to devote a significant portion of our research and development efforts to the enhancement and integration of all of our solutions. We have developed a release program for all solutions, which provides our customers with updates to our solutions. Our product development efforts will principally be focused on enhancement of our existing solutions, development of new solutions and modules and continued localization of our solutions into various international markets.
     Our research and development expenses for the years ended December 31, 2003, 2004 and 2005 were $27.0 million, $28.8 million, and $34.1 million, respectively. We intend to continue to invest significantly in product development.
Competition
     Our solutions are targeted at the supply chain planning and execution markets, which are rapidly consolidating, intensely competitive and characterized by rapid technological change. The principal competitive factors affecting the market for our solutions include:
•	Vendor and product reputation;

•	Compliance with industry standards;

•	Solution architecture;

•	Solution functionality and features;

•	Integration experience, particularly with ERP providers and material handling equipment providers;

•	Industry expertise;

•	Ease and speed of implementation;

•	Return on investment;

•	Solution quality and performance;

•	Total cost of ownership;

•	Solution price; and

•	Level of support.
     We believe that we compete favorably with respect to each of these factors. Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise as a whole. Our existing competitors include:
•	The corporate information technology departments of current or potential customers capable of internally developing solutions;

•	Supply chain execution vendors, including Catalyst International, Inc., Highjump (3M), Nistivo, Provia Software, Inc., RedPrairie Corporation and SSA Global Technologies, Inc., among others;

•	Supply chain planning vendors including Compass, Demandtech, JDA, Lawson and SAS/Marketmax, among others;

•	ERP or supply chain management application vendors with solutions or modules of their solution offering varying degrees of planning and execution functionality, such as i2 Technologies, Manugistics Group, Inc., Oracle Corp. and SAP AG; and

•	Smaller independent companies that have developed or are attempting to develop software that competes with our supply chain solutions.
     We will continue to face competition in the future from ERP and supply chain management applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. To the extent such ERP and supply chain management vendors develop or acquire systems with functionality comparable or superior to our solutions, their significant installed customer bases, long-standing customer relationships and ability to offer a broad solution could provide a significant competitive advantage over our solutions. In addition, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. Both Oracle and SAP have entered the market for supply chain management applications. We believe that the domain expertise required to compete provides us with a competitive advantage and is a significant barrier to market entry. However, some of our competitors have significant resources at their disposal, and the degree to which we will compete with these new products in the marketplace is still undetermined.
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
International Operations
     Our international revenue was approximately $39.3 million, $48.7 million and $54.7 million for the years ended December 31, 2003, 2004 and 2005, respectively, which represents approximately 20%, 23% and 22% of our total revenue for the years ended December 31, 2003, 2004 and 2005, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have over 700 employees outside the

United States. We have offices in Australia, China, France, Germany, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America.
Proprietary Rights
     We rely on a combination of copyright, trade secret, trademark, service mark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We have registered trademarks for PkMS, PickTicket Management System, PTRS, Have/Needs Analysis, LogisticsPRO, InfoLink, InfoLink Order, Infolink Source, PkCost, PkView, PkAllocate, WorkInfo, SmartInfo, SlotInfo, SystemLink, DCMS, Logistics.com, RFID in a Box, Integrated Logistics Solutions, Integrated Planning Solutions, Manhattan Associates and the Manhattan Associates logo as a design mark. We have no registered copyrights. We generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to, and distribution of, our proprietary information. We license our solutions to our customers and restrict the customer’s use for internal purposes without the right to sublicense the solutions. However, we believe that this provides us only limited protection. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot assure you that we will successfully deter misappropriation or independent third-party development of our technology or prevent an unauthorized third party from copying or obtaining and using our products or technology. In addition, policing unauthorized use of our solutions is difficult, and while we are unable to determine the extent to which piracy of our software solutions exist, software piracy could become a problem.
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
Employees
     As of December 31, 2005, we had more than 1,600 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. As of December 31, 2005, certain of our employees were employed pursuant to the H-1(B), non-immigrant work-permitted visa classification.

Available Information
     We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC” or the “Commission”). These materials can be inspected and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC’s Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s Internet site is www.sec.gov.
     On our website, www.manh.com, we provide free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. Information contained on our website is not part of this Form 10-K or our other filings with the SEC.

Item 1A.	Risk Factors
     You should consider the following factors in evaluating our business or an investment in our common stock. If any of the following or other risks actually occurs, our business, financial condition and results of operations could be adversely affected. In such case, the trading price of our common stock could decline.
     Our operating results are difficult to predict and could cause our stock price to fall. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to forecast for several reasons, including the following:
•	the varying sales cycle for our products and services from customer to customer;

•	demand for our products;

•	customers’ budgeting and purchasing cycles;

•	delays in our implementations at customer sites;

•	timing of hiring new services employees and the rate at which these employees become productive;

•	development and performance of our distribution channels; and

•	timing of any acquisitions and related costs.
     As a result of these and other factors, our license revenue is difficult to predict. Because our revenue from services is largely correlated to our license revenue, a decline in license revenue could also cause a decline in our services revenue in the same quarter or in subsequent quarters. In addition, an increase or decrease in hardware sales, which provide us with lower gross margins than sales of software licenses or services, may cause variations in our quarterly operating results.
     Most of our expenses, including employee compensation and rent, are relatively fixed. In addition, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses. As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. Although we have grown significantly during the past six years, we do not believe that our prior growth rates are sustainable or a good indicator of future operating results. You should not rely on our historical quarterly revenue and operating results to predict our future performance.

     Delays in implementations of our products could adversely impact us. Due to the size and complexity of most of our software implementations, our implementation cycle can be lengthy and may result in delays. These delays could cause customer dissatisfaction, which could harm our reputation. Additional delays could result if we fail to attract, train and retain services personnel, or if our alliance companies fail to commit sufficient resources towards implementing our software. These delays and resulting customer dissatisfaction could harm our reputation and cause our revenue to decline.
     Our ability to successfully compete with other companies may fail. We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings and new competitors enter the market. Our current competitors come from many segments of the software industry and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. We face competition for product sales from:
•	the corporate information technology departments of current or potential customers capable of internally developing solutions;

•	supply chain execution vendors, including Catalyst International, Inc., RedPrairie Corporation, Optum, Inc., Provia Software, Inc., Highjump (3M) and SSA Global Technologies, Inc. among others;

•	Enterprise resource planning (ERP) or supply chain management (SCM) application vendors with products or modules of their product suite offering varying degrees of supply chain execution (SCE) functionality, such as Retek, Inc., Manugistics Group, Inc., i2 Technologies, Oracle Corp. and SAP AG; and

•	smaller independent companies that have developed or are attempting to develop distribution center management software that competes with our SCE solutions.
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

     Our performance may be negatively impacted by macro-economic or other external influences. Beginning in the fourth quarter of 2000, a declining United States economy began to adversely impact the performances of many businesses particularly within the technology sector. We are a technology company selling technology-based solutions with total pricing, including software and services, in many cases, exceeding $1.0 million. Reductions in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our solutions. During 2005, we continued to experience effects from a weak spending environment for information technology in both the United States and Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that prolonged continuation of or further deterioration in the current business climates, and the continued delay in capital spending within the United States and/or other geographic regions in which we operate, principally the United Kingdom and continental Europe, could have a material adverse impact on our business and our ability to compete, and is likely to further intensify our intensely competitive markets.
     Our international operations have many associated risks. We continue to expand our international operations, and these efforts require significant management attention and financial resources. We may not be able to successfully penetrate international markets or if we do, there can be no assurance that we will grow these markets at the same rate as in North America. Because of the complex nature of this expansion, it may adversely affect our business and operating results.
     In the last three years, we opened new international offices in China, Germany, France, Australia, India, Singapore and Japan. These openings constituted a substantial expansion of our international presence, which, prior to 2002, consisted principally of offices in the United Kingdom and the Netherlands. We have committed resources to the opening and integration of international sales offices and the expansion of international sales and support channels. Our efforts to develop and expand international sales and support channels may not be successful. International sales are subject to many risks, including the following:
•	difficulties in staffing and managing foreign operations;

•	difficulties in managing international systems integrators;

•	difficulties and expenses associated with complying with a variety of foreign laws;

•	difficulties in producing localized versions of our products;

•	import and export restrictions and tariffs;

•	difficulties in collecting accounts receivable;

•	unexpected changes in regulatory requirements;

•	currency fluctuations; and

•	political and economic instability abroad.
     Seasonal fluctuations may arise from the lower sales that typically occur during the summer months in Europe and other parts of the world. Additionally, our moves into other geographical markets may give rise to greater foreign currency exchange risk, in addition to further concentration of risk in Europe.
     Our operating results are substantially dependent on one line of business. We continue to derive a substantial portion of our revenues from sales of our software and related services and hardware. Any factor adversely affecting the markets for SCE solutions could have an adverse effect on our business, financial condition and results of operations. Accordingly, our future operating results will depend on the demand for our products and related services and hardware by our customers, including new and enhanced releases that we subsequently introduce. We cannot assure you that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change or other factors would reduce our total revenues and harm our ability to maintain profitability.

     Our failure to manage growth of operations may adversely affect us. We plan to continue to increase the scope of our operations domestically and internationally. This growth may place a significant strain on our management systems and resources. If we are unable to manage our growth effectively, our business, financial condition and results of operations will be adversely affected. We may further expand domestically or internationally through internal growth or through acquisitions of related companies and technologies. For us to effectively manage our growth, we must continue to:
•	maintain continuity in our executive officers;

•	improve our operational, financial and management controls;

•	improve our reporting systems and procedures;

•	enhance management and information control systems;

•	develop the management skills of our managers and supervisors; and

•	train and motivate our employees.
     Our inability to attract, integrate and retain management and other personnel may adversely affect us. Our success greatly depends on the continued service of our executives, as well as our other key senior management, technical and sales personnel. In 2004 we entered into an employment agreement with Peter F. Sinisgalli, which provides for Mr. Sinisgalli to serve as our Chief Executive Officer. Our success will depend on the ability of any new executive officers, including Mr. Sinisgalli, to integrate themselves into our daily operations, to gain the trust and confidence of our other employees and to work together as a team. The loss of any of our senior management or other key professional services, research and development, sales and marketing personnel, particularly if lost to competitors, could impair our ability to grow our business. We do not maintain key man life insurance on any of our executive officers. Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to perform the services we offer. We cannot assure you that we will be able to attract and retain sufficient numbers of these highly skilled employees or to motivate them. Because of the complexity of the SCE market, we may experience a significant time lag between the date on which technical and sales personnel are hired and the time at which these persons become fully productive.
     Fluctuations in our hardware sales may adversely affect us. A portion of our revenue in any period is comprised of the resale of a variety of third-party hardware products to purchasers of our software. Our customers may choose to purchase this hardware directly from manufacturers or distributors of these products. We view sales of hardware as non-strategic. We perform this service to our customers seeking a single source for their supply chain execution needs. Hardware sales are difficult to forecast and fluctuate from quarter to quarter, leading to unusual comparisons of total revenue and fluctuations in profits. Revenue from hardware sales as a percentage of total revenue decreased in 2003, 2004 and 2005, and may continue to decrease in the future. If we are not able to increase our revenue from software licenses and services or maintain our hardware revenue, our profitability may be adversely affected.
     Our employee retention and hiring may be hindered by immigration restrictions. A number of our employees are Indian nationals employed pursuant to non-immigrant work-permitted visas issued by the United States Immigration and Naturalization Service, or INS. There have been many changes within the INS as a result of the events of September 11, 2001. We anticipate that there will be additional restrictions placed on non-immigrant work-permitted visas, and we do not know how such changes may affect us. In 2003, the INS reduced the number of new non-immigrant work-permitted visas that will be issued each year. In years in which this limit is reached, we may be unable to retain or hire additional foreign employees. If we are unable to retain or hire additional foreign employees, we may incur additional labor costs and expenses or not have sufficient qualified personnel to carry on our business, which could harm our ability to successfully continue and grow our business.

     Our business and our profitability may be adversely affected if we cannot integrate acquired companies. We acquired ReturnCentral, Inc. in June 2003, Streamsoft, L.L.C. in October 2003, Avere, Inc. in January 2004 and Evant, Inc. in August 2005. We may from time to time acquire companies with complementary products and services. These acquisitions will continue to expose us to increased risks and costs, including the following:
•	difficulties in assimilating new operations and personnel;

•	diverting financial and management resources from existing operations; and

•	difficulties in integrating acquired technologies.
     We may not be able to generate sufficient revenue from any of these acquisitions to offset the associated acquisition costs. We will also be required to maintain uniform standards of quality and service, controls, procedures and policies. Our failure to achieve any of these standards may hurt relationships with customers, employees and new management personnel. In addition, future acquisitions may result in additional issuances of stock that could be dilutive to our shareholders.
     We may also evaluate joint venture relationships with complementary businesses. Any joint venture we enter into would involve many of the same risks posed by acquisitions, particularly the following:
•	risks associated with the diversion of resources;

•	the inability to generate sufficient revenue;

•	the management of relationships with third parties; and

•	potential additional expenses.
     Many acquisition candidates have significant intangible assets, and an acquisition of these businesses would likely result in significant amounts of goodwill and other intangible assets. Under new accounting rules, goodwill and certain other intangible assets will no longer be amortized to income, but will be subject to at least annual impairment reviews. If the acquisitions do not perform as planned, future charges to income arising from such impairment reviews could be significant. Likewise, future quarterly and annual earnings could be significantly adversely affected. In addition, these acquisitions could involve acquisition-related charges, such as one-time acquired research and development charges. During 2003 and 2005, we recorded expenses of approximately $0.9 million and $0.5 million, respectively, relating to fees incurred in connection with potential acquisitions that we decided not to consummate.
     Our growth is dependent upon the successful development of our direct and indirect sales channels. We believe that our future growth also will depend on developing and maintaining successful strategic relationships with systems integrators and other technology companies. Our strategy is to continue to increase the proportion of customers served through these indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop these indirect channels. This investment could adversely affect our operating results if these efforts do not generate license and service revenue necessary to offset this investment. Also, our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels will reduce our consulting service revenues, as the third-party systems integrators provide these services. As indirect sales increase, our direct contact with our customer base will decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, these systems integrators and third-party software providers may develop, acquire or market products competitive with our products.
     Our strategy of marketing our products directly to customers and indirectly through systems integrators and other technology companies may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different systems integrators target the same customers, systems integrators may also come into conflict with each other. Any channel conflicts that develop may have a material adverse effect on our relationships with systems integrators or harm our ability to attract new systems integrators.

     Our technology must be advanced if we are to remain competitive. The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. Our existing products could be rendered obsolete if we fail to continue to advance our technology. We have also found that the technological life cycles of our products are difficult to estimate, partially because of changing demands of other participants in the supply chain. We believe that our future success will depend upon our ability to continue to enhance our current product line while we concurrently develop and introduce new products that keep pace with competitive and technological developments. These developments require us to continue to make substantial product development investments. Although we are presently developing a number of product enhancements to our product sets, we cannot assure you that these enhancements will be completed on a timely basis or gain customer acceptance.
     Our liability to clients may be substantial if our systems fail. Our products are often critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. If our products fail to function as required, we may be subject to claims for substantial damages. Courts may not enforce provisions in our contracts that would limit our liability or otherwise protect us from liability for damages. Although we maintain general liability insurance coverage, including coverage for errors or omissions, this coverage may not continue to be available on reasonable terms or in sufficient amounts to cover claims against us. In addition, our insurer may disclaim coverage as to any future claim. If claims exceeding the available insurance coverage are successfully asserted against us, or our insurer imposes premium increases, large deductibles or co-insurance requirements on us, our business and results of operations could be adversely affected.
     Our software may contain undetected errors or “bugs,” resulting in harm to our reputation and operating results. Software products as complex as those offered by us might contain undetected errors or failures when first introduced or when new versions are released. We cannot assure you, despite testing by us and by current and prospective customers, that errors will not be found in new products or product enhancements after commercial release. Any errors found may cause substantial harm to our reputation and result in additional unplanned expenses to remedy any defects as well as a loss in revenue.
     Our failure to adequately protect our proprietary rights may adversely affect us. Our success and ability to compete is dependent in part upon our proprietary technology. We cannot assure you that we will be able to protect our proprietary rights against unauthorized third-party copying or use. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our rights to the same extent, as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Any infringement of our proprietary rights could negatively impact our future operating results. Furthermore, policing the unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could negatively impact our future operating results.
     Our liability for intellectual property claims can be costly and result in the loss of significant rights. It is possible that third parties will claim that we have infringed their current or future products. We expect that SCE software developers like us will increasingly be subject to infringement claims as the number of products grows. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could negatively impact our operating results. We cannot assure you that these royalty or licensing agreements, if required, would be available on terms acceptable to us, if at all. We cannot assure you that legal action claiming patent infringement will not be commenced against us, or that we would prevail in litigation given the complex technical issues and inherent uncertainties in patent litigation. If a patent claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software.

     Our business may require additional capital. We may require additional capital to finance our growth or to fund acquisitions or investments in complementary businesses, technologies or product lines. Our capital requirements may be impacted by many factors, including:
•	demand for our products;

•	the timing of and extent to which we invest in new technology;

•	the timing of and extent to which we acquire other companies;

•	the level and timing of revenue;

•	the expenses of sales and marketing and new product development;

•	the success and related expense of increasing our brand awareness;

•	the extent to which competitors are successful in developing new products and increasing their market share; and

•	the costs involved in maintaining and enforcing intellectual property rights.
     To the extent that our resources are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. However, additional funding, if needed, may not be available on terms attractive to us, or at all. Our inability to raise capital when needed could have a material adverse effect on our business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our company by our current shareholders would be diluted.
     Our stock price has been highly volatile. The trading price of our common stock has fluctuated significantly since our initial public offering in April 1998. In addition, the trading price of our common stock could be subject to wide fluctuations in response to various factors, including:
•	quarterly variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	developments with respect to patents or proprietary rights; and

•	changes in financial estimates by securities analysts.
     In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.
     Investor confidence and share value may be adversely impacted as a result of the inability of our independent registered public accounting firm to provide us with their attestation regarding our maintenance of effective internal control over financial reporting. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of our management’s assessment of the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting.
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, and this assessment identified material weaknesses in our internal controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses related to the accounting for sales taxes and the accounting for income taxes. Our review and approval controls over the accounting for sales taxes and income taxes, including the determination and reporting of income taxes payable, determination and reporting of sales taxes payable, deferred income tax assets and liabilities and the related income tax provision have been determined as insufficient. These control deficiencies resulted in the restatement of the annual consolidated financial statements for 2002, 2003 and 2004 and for each of the quarters in the years ended December 31, 2003 and 2004 for which an amended Form 10K/A for the fiscal year of 2004 was filed with the SEC on March 1, 2006. The 2005 quarterly data included in this Form 10-K was also restated. As a result of the identification of these material weaknesses, our independent registered public accounting firm determined that we did not maintain effective internal control over financial reporting during the year ended December 31, 2005. This determination could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.
     Our articles of incorporation and bylaws and Georgia law may inhibit a takeover of our company. Our basic corporate documents and Georgia law contain provisions that might enable our management to resist a takeover of our company. These provisions might discourage, delay or prevent a change in the control of our company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. The existence of these provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 1B.	Unresolved Staff Comments
     As of December 31, 2005, we do not have any unresolved written comments which we received from the SEC not less than 180 days before December 31, 2005.

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
     We are currently having challenging discussions with a large German customer regarding their delayed implementation of our warehouse management system, although no legal claims have been filed by either party to date. During the second quarter of 2005, we recorded a $2.8 million bad debt provision for the entire amount of the accounts receivable due from the large customer, as we considered collection to be doubtful. The $2.8 million bad debt provision is our best estimate of costs to be incurred from the challenging relationship. However, this amount may change if the issue results in litigation or if a settlement is reached that is not covered by our corporate insurance policies. It is not possible at this time to estimate the amount of any such potential costs. While no assurance can be given regarding the outcome of the matter discussed, because of the nature and inherent uncertainties of disputes, should the outcome of this matter be unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Item 4.	Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the Nasdaq National Market under the symbol “MANH”. The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq National Market for the periods indicated:

Fiscal Period	High Price	Low Price
2004
First Quarter	$29.65	$26.06
Second Quarter	30.88	25.81
Third Quarter	29.56	22.64
Fourth Quarter	25.94	20.10

2005
First Quarter	$24.02	$19.29
Second Quarter	22.38	17.44
Third Quarter	23.53	19.30
Fourth Quarter	23.79	20.48
     On March 13, 2006, the last reported sales price of our common stock on the Nasdaq National Market was $21.44 per share. The number of shareholders of record of our common stock as of March 13, 2006 was approximately 44.
     We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained by us for investment in our business.
     The following table provides information regarding our current equity compensation plans as of December 31, 2005:
Equity Compensation Plan Information

	Number of Securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future
	of outstanding options,	outstanding options,	issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders	8,149,215	$23.83	250,488
Equity compensation plans not approved by security holders	—	—	—

Total	8,149,215	$23.83	250,488

     Additional information regarding our equity compensation plans can be found in Note 3 of the Notes to our Consolidated Financial Statements.

     The following table provides information regarding our purchases under our publicly-announced repurchase program for the quarter ended December 31, 2005:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs (1)	Plans or Programs (1)

October 1 — October 31, 2005	87,700	$22.77	2,038,600	$26,701,939
November 1 — November 30, 2005	617,700	$22.63	2,656,300	$12,726,295
December 1 — December 31, 2005	170,900	$22.01	2,827,200	$8,965,463
Total	876,300	$22.52	2,827,200	$8,965,463

(1)	In February 2005, our Board of Directors authorized us to purchase up to $20 million of our common stock, including the amount that had previously been approved but not yet repurchased, over a period ending no later than February 3, 2006. In July 2005, our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 21, 2006.

Item 6. Selected Consolidated Financial Data
     You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2003, 2004 and 2005, and the balance sheet data as of December 31, 2004 and 2005, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the year ended December 31, 2002 and the balance sheet data as of December 31, 2003 are derived from the audited financial statements not included herein. The statement of income data for the year ended December 31, 2001 and the balance sheet data as of December 31, 2001 and 2002, are derived from unaudited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(unaudited)
	(In thousands, except per share data)
Statement of Income Data:
Revenue:
Software and hosting fees	$35,436	$40,233	$43,229	$49,886	$57,119
Services	97,510	110,516	129,320	141,492	166,091
Hardware and other	27,760	22,675	23,417	23,541	23,194
Recovery (allowance) relating to bankrupt customer (1)	(4,328)	2,297	848	—	—

Total revenue	156,378	175,721	196,814	214,919	246,404
Costs and expenses:
Cost of software and hosting fees	1,455	1,927	4,470	4,085	4,700
Amortization of acquired developed technology	1,500	1,500	1,999	2,079	2,333
Cost of services	42,372	46,611	54,218	65,853	76,641
Cost of hardware and other	23,092	19,027	20,123	20,071	19,914
Research and development	19,413	20,780	26,982	28,822	34,139
Sales and marketing	22,334	26,413	31,200	34,049	40,302
General and administrative	20,186	22,136	24,117	26,855	29,629
Other charges (2)	—	1,470	1,778	—	6,310
Amortization of acquisition-related intangibles	3,740	272	1,433	1,496	2,159

Total costs and expenses	134,092	140,136	166,320	183,310	216,127

Income from operations	22,286	35,585	30,494	31,609	30,277
Other income, net	2,059	2,801	2,746	3,257	2,677

Income before income taxes	24,345	38,386	33,240	34,866	32,954
Income tax expense	9,197	14,781	12,659	13,232	14,319

Net income	$15,148	$23,605	$20,581	$21,634	$18,635

Diluted net income per share	$0.49	$0.78	$0.67	$0.70	$0.64

Shares used in computing diluted net income per share	30,742	30,451	30,882	31,067	29,297

	December 31,
	2001	2002	2003	2004	2005
	(unaudited)	(unaudited)
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$104,189	$121,857	$155,403	$172,656	$93,675
Total assets	182,179	221,864	266,608	290,239	273,398
Long-term portion of capital lease obligations and note payable	2,182	240	288	148	—
Total shareholders’ equity	137,127	179,618	224,158	239,017	205,398

(1)	In connection with a significant customer filing for bankruptcy under Chapter 11 of the United States Bankruptcy Code, an allowance of $4.3 million was recorded to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. In the fourth quarter of 2002 and the second quarter of 2003, $2.3 million and $0.8 million of the receivable was recovered, respectively. See Note 1 of Notes to Consolidated Financial Statements for further details.

(2)	During 2002, we recorded $1.5 million of in-process research and development in connection with the acquisition of Logistics.com. In 2003, these charges consisted of: (i) $0.9 million relating to fees incurred in connection with two potential acquisitions that we decided not to consummate; and (ii) a restructuring charge of $0.9 million relating to an internal reorganization. In 2005, these charges consisted of: (i) a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large customer with which we have had a challenging relationship and for which we consider collection to be doubtful; (ii) approximately $1.1 million in severance-related costs associated with the consolidation of our European operations into the Netherlands, United Kingdom and France; (iii) $1.9 million of severance-related costs and amortization of prepaid retention bonuses associated with the acquisition of Evant; and (iv) $0.5 million in acquisition-related costs associated with an attempted acquisition that did not close. See Note 7 of Notes to Consolidated Financial Statements for further details.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     All statements, trend analyses and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, including those discussed under the caption “Risk Factors” in Item 1A of this Form 10-K, and our actual results of operations may differ materially from those contained in the forward-looking statements.
Business
     We are a leading provider of technology-based supply chain solutions that help companies manage the effectiveness and efficiency of their supply chain. Our solutions consist of software, services and hardware and are used for both the planning and execution of supply chain activities. These solutions help coordinate the actions and communication of manufacturers, suppliers, distributors, retailers, transportation providers and consumers. Our solutions consist of two main areas—supply chain planning and supply chain execution, which on a combined basis represent our supply chain management solution.
     We call the combination of our supply chain planning solutions Integrated Planning Solutions™. Integrated Planning Solutions consist of Advanced Planning, Demand Forecasting and Replenishment. With our Advanced Planning solutions—Financial and Item Planning, Catalog Planning, Web Planning and Promotion Planning—companies can plan their inventory using several methodologies. Financial and Item planning enables companies to develop top-down and bottom-up plans across multiple channels and multiple levels of the product hierarchy. Catalog Planning and Web Planning support the unique planning requirements of the catalog and Web channels. With Promotion Planning, companies are able to plan and manage promotional events and assortments. Demand Forecasting enables companies to generate and maintain forecasts at different levels of product data. It also includes a Promotion Forecasting solution which generates a promotion forecast and promotional lift based on historical sales. Finally, Replenishment helps companies regulate, maintain and deploy inventory, as well as supports Vendor Managed Inventory, which allows suppliers to manage their own replenishment.
     We refer to the combination of our supply chain execution solutions as Integrated Logistics Solution™. Integrated Logistics Solutions consist of Distributed Order Management, Warehouse Management, Slotting Optimization, Labor Management, Yard Management, Transportation Management, Trading Partner Management, Reverse Logistics Management and RFID Solutions. Distributed Order Management manages the order fulfillment process, capturing and allocating orders across the supply chain to balance supply with demand. Warehouse Management manages the processes that take place in a distribution center, beginning with the placement of an order by a customer and ending with order fulfillment. Slotting Optimization determines the optimal layout of a facility. Labor Management enables the tracking, monitoring and management of employee activities within the warehouse. Transportation Management allows companies to optimally plan and execute transportation services. Yard Management plans, executes, tracks and audits all incoming and outgoing loads, managing both the yard and dock door. Trading Partner Management synchronizes the business processes and communication of suppliers, manufacturers, distributors, logistics service providers and customers. Reverse Logistics Management manages and automates the returns process—tracking, storing, referencing and reporting on returned merchandise to increase net asset recovery. Our RFID Solutions help capture and track EPC data and utilize this information to better manage and track inventory.
     All of our solutions also include services such as design, configuration, implementation, product assessment and training plus customer support and software enhancement subscriptions.
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
     Revenue recognition rules for software companies are very complex. We recognize software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. Although we follow very specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment including: (i) whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements; (ii) whether customizations or modifications of the software are significant; and (iii) whether collection of the software fee is probable. Additionally, we specifically evaluate any other terms in our license transactions, including but not limited to, options to purchase additional software at a future date, extended payment terms, functionality commitments not delivered with the software and existing outstanding receivable balances in making the determination of the amount and timing of revenue recognition.
     Most of our software arrangements include professional services. Professional services revenues are generally accounted for separately from the software license revenues because the arrangements qualify as “service transactions” as defined by SOP 97-2. The most significant factors considered in determining whether the revenue should be accounted for separately include the nature of the services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors and timing of payments. We provide our professional services under services agreements on a time and material basis or based on a fixed-price and/or fixed-time arrangement. The revenues from our time and material based professional consulting and implementation services are recognized as the work is performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable and collection is probable. Delays in project implementation will result in delays in revenue recognition. For our professional consulting services under fixed-price and/or fixed-time arrangements, we recognize the related revenues on a proportional performance basis, with progress-to-completion measured by using labor costs input compared to estimated cost of completion. Revisions to the estimates are reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If we do not accurately estimate the resources required or the scope of work to be performed, or if we do not manage our projects properly within the planned periods of time, then future consulting margins on our projects may be negatively affected or losses on existing contracts may need to be recognized.
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
Accounts Receivable
     We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in aggregate accounted for 16%, 14% and 14% of total revenue for each of the years ended December 31, 2003, 2004, and 2005, respectively. No single customer accounted for more than 10% of revenue in 2003, 2004 or 2005.
     During 2005, we recorded a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large German customer with which we have had a challenging relationship and for which we consider collection to be doubtful. The $2.8 million bad debt provision is our best estimate of costs to be incurred from the termination of our business relationship with the large challenging customer. However, this amount may change if the issue results in litigation or if a settlement is reached that is not covered by our corporate insurance policies. It is not possible at this time to estimate the amount of any such potential costs.
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
     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At December 31, 2005, our goodwill balance was $54.6 million and our intangible assets with definite lives balance was $19.2 million, net of accumulated amortization.
Income Taxes
     We provide for the effect of income taxes on our financial position and results of operations in accordance with SFAS No. 109, Accounting for Income Taxes. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, projected tax credits and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.
Acquisition
     On August 31, 2005, we acquired all of the issued and outstanding stock of Evant, Inc. (“Evant”), and Evant became a wholly-owned subsidiary. Evant is a provider of demand planning and forecasting and replenishment solutions to more than 60 customers in the retail, manufacturing and distribution industries. The acquisition further diversifies our product suite and expands our customer base. We paid an aggregate of $47.2 million in cash, and incurred $0.3 million in acquisition costs and $0.8 million of severance to eliminate duplicative functions. The $47.2 million includes $2.3 million of bonuses paid to employees not retained by us pursuant to an employee bonus plan approved by Evant’s management (the “Evant Bonus Plan”). In addition to the $47.2 million cash paid, we paid $2.8 million into escrow at closing for employee retention purposes pursuant to the Evant Bonus Plan. These funds are being distributed to employees upon completion of up to 12 months of service with us. The $2.8 million has been recorded as a prepaid asset, and we are recording compensation expense ratably over the required employee retention period. As of December 31, 2005, the prepaid asset balance was $1.6 million relating to the bonuses. Of the cash paid, $4.0 million is being held in escrow for 14 months to reimburse us, subject to certain limitations, for potential losses resulting from, among other things, breaches of representations, warranties or covenants in the merger agreement and certain pending and potential claims and other matters specified in the merger agreement; $0.4 million is being held in escrow for six months to satisfy a potential customer obligation; and $0.6 million is being held in escrow for dissenting shareholders as of December 31, 2005 until certain shareholder issues are resolved. The acquisition of Evant was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The operating results of Evant are included in our operations beginning September 1, 2005.
Results of Operations
Overview
     Over the past several years, our primary goal has been and continues to be to expand our position as a leading provider of technology-based supply chain solutions that help companies manage the effectiveness and efficiency of their supply chain by delivering integrated, modular solutions to our customers. With the addition and integration of new products resulting from the acquisitions completed during the last three years, along with releases of new versions of our product suite with enhanced functionality, we have been able to accomplish continued revenue growth. During 2005, we were able to expand our target market to include supply chain planning as a result of the acquisition of Evant.
     During 2005, we continued to experience the effects of a weak spending environment for information technology in Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that a deterioration in the current business climates within the United States and/or other geographic regions in which we operate or continued delay in capital spending could have a material adverse impact on our future operations.
     In 2006, we plan to continue to enhance both our supply chain planning and supply chain execution solutions, expand globally and further develop our sales and marketing, including strategic alliances and indirect sales channels. Our success could be limited by several factors, including spending on information technology, the timely release of quality new products and releases, continued market acceptance of our solutions and the introduction of new products by existing or new competitors.

Revenue

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2003	2003 to 2004	2004	2004 to 2005	2005
Software and hosting fees	$43,229	15%	$49,886	14%	$57,119
Percentage of total revenues	22%		23%		23%

Services	129,320	9%	141,492	17%	166,091
Percentage of total revenues	66%		66%		67%

Hardware and other	23,417	1%	23,541	(1%)	23,194
Percentage of total revenues	12%		11%		10%

Recovery relating to bankrupt customer	848	*	—	*	—

Total revenue	$196,814	9%	$214,919	15%	$246,404

*	Percentage is not meaningful
     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment. We believe our revenue growth in the last two years is attributable to several factors, including, among others, the acquisition of Evant which provided us with a strong supply chain planning solution, increased sales of our expanded supply chain execution product suite, geographic expansion, our market leadership positions as to breadth of product offerings and financial stability and a compelling return on investment proposition for our customers.
     Software and hosting fees. The increase in software and hosting fees from 2003 to 2004 was attributable to an increase of $1.3 million, or 5%, in sales of our warehouse management solution group and an increase of $5.4 million, or 29%, for all other solution groups. The increase in software and hosting fees from 2004 to 2005 was due to an increase of $5.1 million, or 20%, in sales of our warehouse management solution group and sales of approximately $2.2 million of our new demand forecasting and replenishment solutions obtained as part of the Evant acquisition, which was closed in the third quarter of 2005. From period to period, we continue to see an increase in the diversity of products purchased from us by new and existing customers as our newer products gain greater market acceptance. This is contributing to the fluctuations in the sales mix of our solutions groups.
     Also impacting the changes from 2003 to 2004 and 2004 to 2005 was the sales by operating segment. Americas sales increased by $3.4 million, or 9%, from 2003 to 2004, while sales outside Americas increased by $3.3 million, or 52%, from 2003 to 2004. The increase outside of Americas was primarily in Asia/Pacific, which increased by $2.9 million. Americas sales increased by $7.7 million, or 19%, from 2004 to 2005, while sales outside Americas decreased by $0.4 million, or 5%, from 2004 to 2005. The decrease outside Americas was from decreased sales in Europe, which decreased by $0.7 million, or 11%, from 2004 to 2005.
     Services revenue. The increases in services revenue from 2003 to 2004 and from 2004 to 2005 were principally due to: (i) increases of 13% and 10% in 2004 and 2005, respectively, in the number of active engagements required to implement the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) renewals of customer support services and software enhancement subscription agreements on a growing installed base. Revenue from software enhancement subscription agreements increased by 20% and 21% during 2004 and 2005, respectively. Included in the increase from 2004 to 2005 was approximately $4.4 million of additional revenue resulting from the addition of Evant in 2005. Over the past several years, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. Our services revenue growth has been and will likely continue to be affected by the mix of products sold. The individual engagements involving our newer products, including TMS, RFID and TPM, typically require less implementation services; however, the number of engagements continues to grow.
     Hardware and other. Sales of hardware are non-strategic and largely dependent upon customer-specific desires. Sales of hardware decreased $0.4 million, or 2%, from approximately $16.9 million in 2003 to approximately $16.5 million in 2004 and decreased an additional $1.4 million, or 9%, to approximately $15.1 million in 2005. The decreases in hardware sales from 2003 to 2004 and from 2004 to 2005 are attributable to customers’ desires in the current macro-economic environment to buy hardware from other suppliers offering greater discounts. As described in the Notes to Consolidated Financial Statements, reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For 2003, 2004 and 2005, reimbursements by customers for out-of-pocket expenses were approximately $6.5 million, $7.0 million and $8.1 million, respectively.
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
     Geographic regions. We manage our business based on geographic regions. Our operating segments are the Americas, Europe, Middle East and Africa (“EMEA”), and Asia/Pacific. Geographic revenue information is based on the location of sale. During 2003, 2004 and 2005, we derived the majority of our revenues from sales to customers within our Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Year Ended December 31,
	2003	2004	2005
Americas	83%	80%	82%
EMEA	16%	17%	12%
Asia/Pacific	1%	3%	6%
     The relative revenue decrease in EMEA during 2005 was the result of delayed commitments for capital investments in supply chain solutions, lower revenues resulting from the termination of our business relationship with a large customer in Germany, and the overall weakness of the European economy. We have realized increases in revenues from 2003 to 2004 and from 2004 to 2005 in Asia/Pacific as a result of the additional investments made in Australia, China and Japan. Incremental revenues in Asia/Pacific are primarily the result of increased revenues in Australia from a large retail customer. Additional financial data for each operating segment can be found in Note 8 to the Consolidated Financial Statements.

Costs and Expenses

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2003	2003 to 2004	2004	2004 to 2005	2005
Cost of software and hosting fees	$4,470	(9%)	$4,085	15%	$4,700
Percentage of software and hosting fees	10%		8%		8%

Amortization of acquired developed technology	1,999	4%	2,079	12%	2,333
Percentage of software and hosting fees	5%		4%		4%

Cost of services	54,218	21%	65,853	16%	76,641
Percentage of services revenues	42%		47%		46%

Cost of hardware and other	20,123	0%	20,071	(1%)	19,914
Percentage of hardware and other revenues	86%		85%		86%

Research and development	26,982	7%	28,822	18%	34,139
Percentage of total revenues	14%		13%		14%

Sales and marketing	31,200	9%	34,049	18%	40,302
Percentage of total revenues	16%		16%		16%

General and administrative	24,117	11%	26,855	10%	29,629
Percentage of total revenues	12%		12%		12%

Amortization of acquisition-related intangibles	1,433	4%	1,496	44%	2,159
Percentage of total revenues	1%		1%		1%

Severance, restructuring, acquisition, and accounts receivable charges	1,778	*	—	*	6,310

*	Percentage is not meaningful
     Cost of Software and Hosting Fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; royalties on third-party software sold with or as part of our products; and the amortization of capitalized research and development costs. The decrease in cost of software fees, as a percentage of software and hosting fees and in absolute dollars in 2004 is attributable to lower telecommunication costs associated with hosting certain of our software solutions and lower amortization expense. There was approximately $300,000 of amortization expense in 2003 associated with capitalized development costs, which were fully amortized by the end of 2003. The increase in cost of software fees from 2004 to 2005 was attributable to an increase in costs of approximately $200,000 relating to funded software development arrangements. In addition, royalties expense was higher by approximately $150,000 in 2005 relating to the $7.2 million increase in software and hosting fees and we incurred approximately $200,000 of additional costs in providing hosting services to certain clients.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology increased from $2.0 million in 2003 to $2.1 million in 2004 to $2.3 million in 2005. The increases were the result of the acquisitions of Logistics.com in December 2002, ReturnCentral in June 2003, Streamsoft in October 2003, Avere in January 2004, and Evant, Inc. in August 2005.
     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increases in cost of services from 2003 to 2004 and from 2004 to 2005 were principally due to increases in salary-related costs resulting from: (i) increases of 19% during both 2004 and 2005 in the number of personnel dedicated to the delivery of professional and technical services to support the increase in services revenue; and (ii) annual compensation increases. The increase in headcount during 2005 excluding India services personnel was approximately 12%, while the India technical and customer services headcount nearly doubled to 109 at December 31, 2005. During 2005, we incurred approximately $2.0 million in higher bonus expense as we achieved better financial results relative to internal plans and also higher contract labor of approximately $1.2 million, relating primarily to one project that had a high demand for resources during the summer months. The decrease in the services gross margin from 58% in 2003 to 53% during 2004 was attributable to the shift in product mix to open systems, fixed price contracts, including unusually high costs associated with the implementation for one particularly challenging customer, and increased costs due to international expansion and training. The implementation of our warehouse management open systems products is more costly than the implementation of our legacy warehouse management product, the iSeries or AS400, due to the lower maturity level of the product and limited experience of the services personnel and integration requirements with multiple third party hardware and software products. Due to the shift towards open systems sales and less implementation services on our other products outside of warehouse management, we anticipate our services gross margin to be in line with the 54% gross margin achieved during 2005.
     Cost of Hardware and other. Cost of hardware decreased from approximately $13.6 million in 2003 to approximately $13.1 million in 2004 to approximately $11.9 million in 2005 as a direct result of lower sales of hardware. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $6.5 million, $7.0 million and $8.1 million for 2003, 2004 and 2005, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.
     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increases in research and development expenses from 2003 to 2004 and from 2004 to 2005 are principally attributable to: (i) increases in the number of full-time and contracted personnel dedicated to our ongoing research and development activities; (ii) the expansion of our offshore development center in India, which was formed in 2002; and (iii) annual compensation increases. In addition, bonus expense increased by approximately $1.3 million from 2004 to 2005 as we achieved better financial results relative to internal plans. Domestic research and development personnel increased by approximately 4% from the end of 2003 to the end of 2004 and 10% from the end of 2004 to the end of 2005. The increase during 2005 was primarily attributable to the Evant acquisition. The number of personnel related to our offshore development center increased from 164 at December 31, 2003 to 279 at December 31, 2004 to 355 at December 31, 2005. Our principal research and development activities during 2004 and 2005 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of both our comprehensive Integrated Logistics Solutions and Integrated Planning Solutions product suites. In addition, during 2005, we invested in our LEMA platform, which is designed to provide our customers with a comprehensive, services-oriented supply chain platform. LEMA delivers database independence, a common data model, single sign-on functionality and an event-driven, long-running transaction processing environment.
     Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which we have a detailed program design or a working model of the related product, depending upon the type of development effort. For the years ended December 31, 2003, 2004 and 2005, we capitalized no research and development costs because the costs between the attainment of technological feasibility for the related software product through the date of general release were insignificant.
     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increases in sales and marketing expenses from 2003 to 2004 and from 2004 to 2005 are principally attributable to: (i) greater incentive compensation paid on 15% and 14% higher license and hosting fees in 2004 over 2003 and 2005 over 2004; and (ii) continued global expansion of our sales and marketing programs. During 2005, there was also an increase in salary-related costs resulting from a 7% increase in the number of international and domestic sales and marketing personnel, of which 4% resulted from the Evant acquisition in August 2005. There was no increase in headcount in 2004 compared to 2003.
     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses from 2003 to 2004 was attributable to an increase in salary-related costs from the 16% increase in the average number of general and administrative personnel, primarily from our international expansion, additional fees of approximately $800,000 relating to audit, tax and Sarbanes-Oxley work performed by 3rd parties, partially offset by a decrease in sales tax expense of approximately $200,000 and a $400,000 decrease in depreciation expense. The increase in general and administrative expenses from 2004 to 2005 was attributable to: (i) an increase in salary-related costs from the 15% increase in the average number of general and administrative personnel; (ii) an increase in annual bonuses of approximately $1.2 million as we achieved better financial results relative to internal plans; (iii) an increase in depreciation expense of approximately $400,000; and (iv) additional fees of approximately $950,000 relating to audit, tax and Sarbanes-Oxley work performed by 3rd parties. These increases were partially offset by approximately $1.0 million in recoveries of previously expensed sales tax resulting from the expiration of the sales tax audit statutes in certain states and lower legal fees of $550,000. Depreciation expense is included in general and administrative expenses and was $7.6 million, $7.2 million and $7.6 million during 2003, 2004 and 2005, respectively.
     Amortization of Acquisition-Related Intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Logistics.com in December 2002, ReturnCentral in June 2003, Streamsoft in October 2003, Avere in January 2004, eebiznet in July 2004, and Evant. Inc. in August 2005. The increase in the amortization of acquisition-related intangibles is the result of amortization of intangible assets with finite lives that were purchased as part of the various acquisitions.
     Severance, Restructuring, Acquisition, and Accounts Receivable Charges (“other charges”). During 2003, we recorded expenses of $885,000 relating to fees incurred in connection with two potential acquisitions that we decided not to consummate and a restructuring charge of $893,000 relating to an internal reorganization. The acquisition-related charges consist primarily of legal, accounting and travel expenses associated with the two transactions. The reorganization more closely aligned our implementation teams and customer support organization with our technical teams. The charge consisted primarily of severance payments. Approximately $857,000 was paid prior to December 31, 2003 and the remaining $36,000 was paid out in January 2004.
     During 2005, we recorded $6.3 million of other charges. Included in the other charges were: (i) a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large German customer with which we have had a challenging relationship and for which we consider collection to be doubtful; (ii) approximately $1.1 million in severance-related costs associated with the consolidation of our European operations into the Netherlands, United Kingdom and France; (iii) $1.9 million of severance-related costs and amortization of prepaid retention bonuses associated with the acquisition of Evant; and (iv) $0.5 million in acquisition-related costs associated with an attempted acquisition that did not close. The $2.8 million bad debt provision is our best estimate of costs to be incurred from the termination of our business relationship with the large challenging customer. However, this amount may change if the issue results in litigation or if a settlement is reached that is not covered by our corporate insurance policies. It is not possible at this time to estimate the amount of any such potential costs. As part of the restructuring in Europe, we eliminated 17 sales and professional services positions throughout Europe. We anticipate that there will be no further costs relating to the restructuring in future quarters. The severance-related costs associated with Evant consisted primarily of one-time payments to employees not retained due to duplicative functions. The acquisition-related costs incurred consisted of outside legal and accounting due diligence expenses.

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2003	2003 to 2004	2004	2004 to 2005	2005
Income from operations	$30,494	4%	$31,609	(4%)	$30,277
Percentage of total revenues	15%		15%		12%

Other income, net	2,746	19%	3,257	(18%)	2,677
Percentage of total revenues	1%		2%		1%

Income tax provision	12,659	5%	13,232	8%	14,319
Percentage of income before income taxes	38%		38%		43%
     Income from Operations. The increase in operating income from 2003 to 2004 resulted from the growth in higher margin software fees. Operating income for 2003 reflects a recovery relating to the bankrupt customer totaling $0.8 million; acquisition-related expenses of $0.9 million; a restructuring charge of $0.9 million; and non-cash, acquisition-related intangible asset amortization totaling $3.4 million. Operating income for 2004 reflects acquisition-related intangible asset amortization totaling $3.6 million and the recovery of approximately $200,000 of previously expensed sales taxes. The decrease in operating income from 2004 to 2005 was attributable to the increase in other charges and amortization of intangibles, partially offset by the contribution growth in software and services. Operating income for 2005 reflects other charges of $6.3 million, as described above, acquisition-related intangible asset amortization totaling $4.5 million and the recovery of approximately $1.2 million of previously expensed sales taxes.

      Other Income, Net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income increased from $1.5 million in 2003 to $2.4 million in 2004 due to an overall increase in market interest rates along with an increase in the cash available to invest. Interest income increased from $2.4 million in 2004 to $3.8 million in 2005 due to an overall increase in market interest rates. The amount of cash available to invest decreased during the 2nd half of 2005 due to the cash paid as part of the Evant acquisition and the approximately $61 million used to purchase Manhattan common stock. The weighted-average interest rate on investment securities at December 31, 2003 was approximately 1.1%, as compared to 2.2% at December 31, 2004 and 2.9% at December 31, 2005. Interest expense was $13,000 in 2003, $26,000 in 2004, and $34,000 in 2005. We recorded net foreign currency gains of $1.3 million in 2003 and $0.9 million in 2004, and a net foreign currency loss of $1.15 million in 2005. The foreign currency gains and losses resulted from gains or losses on intercompany transactions denominated in U.S. dollars with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound and Euro.
      Income Tax Provision. The fluctuation in the income tax provision during 2003 and 2004 is directly attributable to the decrease during 2003 and increase during 2004 of income before income taxes. Our effective income tax rates were 38.1%, 38.0% and 43.5% in 2003, 2004 and 2005, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The increase in the tax rate in 2005 was attributable to the inability to recognize significant tax benefit from the accounts receivable and restructuring charges described above due to the recent losses in the foreign locations where most of these charges occurred, in addition to operating losses in certain foreign locations, including Germany, the Netherlands, Japan and China, where the expectation of realizing the tax benefit of those losses is not yet probable. The increase is also attributable to tax contingency reserves recorded of $0.7 million. The provisions for income taxes for 2003, 2004 and 2005 do not include the $14.2 million, $9.7 million and $1.9 million of tax benefits realized from stock options exercised during the years, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.
Liquidity and Capital Resources
      During 2004 and 2005, we funded our operations primarily through cash generated from operations. As of December 31, 2004, we had $172.7 million in cash, cash equivalents and investments compared to $93.7 million at December 31, 2005.
      Our operating activities provided cash of $37.0 million in 2003, $44.5 million in 2004 and $33.4 million in 2005. Cash from operating activities for both 2003 and 2004 arose principally from operating income, income tax benefits arising from exercises of stock options by employees, increases in deferred revenue, partially off-set by the increases in accounts receivable each year. Cash from operating activities for 2005 arose principally from operating income, income tax benefits arising from exercises of stock options by employees, increases in accrued liabilities and deferred revenue, partially off-set by the increase in accounts receivable and other assets. Days sales outstanding increased from 76 days at December 31, 2003 and 2004 to 81 days at December 31, 2005, partially attributable to slightly weaker cash collections at year end on December revenue recorded.
      Our investing activities used approximately $77.8 million and $20.9 million of cash during the years ended December 31, 2003 and 2004, respectively. Our investing activities provided cash of approximately $3.8 million during the year ended December 31, 2005. During 2003, our principal uses of cash were for net purchases of $65.3 million in investments, purchases of capital equipment of $7.7 million to support our business and infrastructure, $2.6 million for the acquisitions of ReturnCentral and Streamsoft, and the $2.0 million investment in Alien Technology. During 2004, our principal uses of cash were $7.6 million for purchases of capital equipment to support our business and infrastructure, $1.7 million for acquisitions and net purchases of $11.6 million in investments. During 2005, our source of cash was from net maturities and sales of investments of $61.1 million, partially offset by payments in connection with the Evant acquisition of approximately $48.3 million and purchases of capital equipment of $8.5 million to support our business and infrastructure.
      Our financing activities provided approximately $9.0 million of cash in 2003 and used cash of approximately $17.9 million in 2004 and $54.4 million in 2005. The principal source of cash provided by financing activities in 2003 was the $9.3 million in proceeds from the issuance of common stock pursuant to the exercise of stock options. The principal use of cash for financing activities in 2004 was for repurchase of 885,400 shares of our common stock for approximately $21.8 million, partially off-set by the proceeds from the issuance of common stock pursuant to the exercise of stock options of approximately $4.0 million. The principal use of cash for financing activities in 2005 was for repurchase of 2,827,200 shares of our common stock for approximately $61.0 million, partially off set by the proceeds from the issuance of common stock pursuant to the exercise of stock options of approximately $6.7 million. The stock purchases in 2004 and 2005 were through open market transactions as part of a publicly-announced repurchase program.
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
     We will adopt Statement 123(R) beginning on January 1, 2006 using the modified prospective method.
     As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations. We expect to incur an additional $6 million to $8 million of after tax expense in 2006 for employee stock compensation. This estimated range could be impacted by significant changes in our stock price, changes in the level of share-based payments, and changes in employee turnover rates. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $14.2 million, $9.7 million, and $1.9 million in 2003, 2004 and 2005, respectively.
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
     In December 2004, the FASB issued SFAS 153, “Exchange of Non-monetary Assets” (“SFAS” 153”). SFAS 153 addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions” (“APB 29”), is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). The FASB issued SFAS 154 to provide guidance on the accounting for and reporting of error corrections. Unless otherwise impracticable, it establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application is impracticable and for reporting an accounting change when retrospective application is impracticable. Furthermore, this statement addresses the reporting of a correction of an error in previously issued financial statements by restating previously issued financial statements. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     Our principal commitments as of December 31, 2005, consist of obligations under operating leases. We expect to fulfill all of the following commitments from our working capital.
Lease Commitments
     We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2008. Rent expense for these leases aggregated $5.0 million, $5.9 million and $6.3 million during fiscal 2003, 2004 and 2005, respectively.
     The following table summarizes our contractual commitments as of December 31, 2005 (in thousands):

							After
	Total	2006	2007	2008	2009	2010	2010
Non-cancelable operating leases	$19,818	$7,215	$6,885	$3,299	$1,924	$495	$—
Capital leases	$152	$152	$—	$—	$—	$—	$—

Indemnifications
     Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer, as well as our modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these agreements as of December 31, 2005.
     We warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.
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
     We recognized foreign exchange rate gains of approximately $1.3 million in 2003 and $0.9 million in 2004, and a foreign exchange rate loss of $1.1 million in 2005 classified in “Other income, net” on our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2004 and December 31, 2005 relative to the US dollar would result in changes of approximately $1.0 million and $1.3 million in the reported foreign currency gain or loss, respectively.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities at December 31, 2004 was approximately 2.2%, as compared to 2.9% at December 31, 2005. The fair value of cash equivalents and investments held at December 31, 2004 and 2005 was $161.3 million and $81.7 million, respectively. Based on the average investments outstanding during 2004 and 2005, increases or decreases of 25 basis points would result in increases or decreases to interest income of approximately $400,000 and $330,000 in 2004 and 2005, respectively, from the reported interest income.
Item 8. Financial Statements and Supplementary Data
     Financial Statements

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The company’s internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Under the supervision and with the participation of our management, including our Chief Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2005 due to material weaknesses.
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, management has determined that:
•	The Company’s controls over monitoring the completeness and accuracy of the determination and reporting of sales taxes payable were insufficient. Specifically, the Company did not have personnel with sufficient skills and experience to enable the Company to properly determine whether certain consulting and maintenance services were considered taxable transactions in certain states. These control deficiencies resulted in material adjustments to the general and administrative expense and accrued liability accounts in the 2005 annual and quarterly consolidated financial statements and the restatement of the annual consolidated financial statements for 2002, 2003 and 2004, and for each of the quarters in the years ended December 31, 2003 and 2004 for which an amended Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 1, 2006.

•	The Company’s review and approval controls over the accounting for income taxes, including the determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision were insufficient. Specifically, the Company did not have personnel with sufficient skills and experience to enable the Company to properly consider and apply generally accepted accounting principles for taxes, and ensure that the rationale for certain tax positions was adequately documented and appropriately communicated. Additionally, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and the related deferred income taxes and income taxes payable. These control deficiencies resulted in the restatement of the annual consolidated financial statements for 2002, 2003 and 2004, and for each of the quarters in the years ended December 31, 2003 and 2004 for which an amended Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 1, 2006. No adjustments were necessary to the 2005 annual or interim financial statements as a result of these deficiencies. However, until this material weakness is remediated, there is a more than remote likelihood that a misstatement of the income tax provision and the related deferred income taxes and income taxes payable accounts could occur that would not be prevented or detected by the Company’s internal controls.
     Because of these material weaknesses, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria in the Internal Control – Integrated Framework.

     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal controls over financial reporting appears beginning on page 39 hereof.

/s/ Steven R. Norton

Steven R. Norton
Senior Vice President and Chief Financial Officer

/s/ Peter F. Sinisgalli

Peter F. Sinisgalli
President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
Manhattan Associates, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Manhattan Associates, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Manhattan Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     The Company’s controls over monitoring the completeness and accuracy of the determination and reporting of sales tax payable were insufficient. Specifically, the Company did not have personnel with sufficient skills and experience to enable the Company to properly determine whether certain consulting and maintenance services were considered taxable transactions in certain states. These control deficiencies resulted in material adjustments to the general and administrative expense and accrued liability accounts in the 2005 annual and quarterly consolidated financial statements and the restatement of the annual consolidated financial statements for 2002, 2003 and 2004, and for each of the quarters in the years ended December 31, 2003 and 2004, for which an amended Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 1, 2006.
     The Company’s review and approval controls over the accounting for income taxes, including the determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision were insufficient. Specifically, the Company did not have personnel with sufficient skills and experience to enable the Company to properly consider and apply generally accepted accounting principles for taxes, and ensure that the rationale for certain tax positions was adequately documented and appropriately communicated. Additionally, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and the related deferred income taxes and income taxes payable. These control deficiencies resulted in the restatement of the annual consolidated financial statements for 2002, 2003 and 2004, and for each of the quarters in the years ended December 31, 2003 and 2004, for which an amended Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 1, 2006. No adjustments were necessary to the 2005 annual or interim financial statements as a result of these deficiencies. However, until this material weakness is remediated, there is a more than remote likelihood that a misstatement of the income tax provision and the related deferred income taxes and income taxes payable accounts could occur that would not be prevented or detected by the Company’s internal controls.
     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 13, 2006 on those consolidated financial statements.
     In our opinion, management’s assessment that Manhattan Associates, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Manhattan Associates, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.
/s/ ERNST & YOUNG LLP
Atlanta, Georgia
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders
Manhattan Associates, Inc. and Subsidiaries
     We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

Atlanta, Georgia March 13, 2006	/s/ ERNST & YOUNG LLP

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$37,429	$19,419
Short-term investments	88,794	36,091
Accounts receivable, net of a $4,171 and $4,892 allowance for doubtful accounts in 2004 and 2005, respectively	45,996	58,623
Deferred income taxes	4,939	6,377
Refundable income taxes	776	449
Prepaid expenses	4,511	7,497
Other current assets	1,800	3,771

Total current assets	184,245	132,227

Property and equipment, net	13,598	14,240
Long-term investments	46,433	38,165
Acquisition-related intangible assets, net	8,320	19,213
Goodwill, net	32,469	54,607
Deferred income taxes	2,639	11,995
Other assets	2,535	2,951

Total assets	$290,239	$273,398

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,800	$7,904
Accrued compensation and benefits	6,639	15,224
Accrued liabilities	12,647	13,427
Current portion of capital lease obligations	139	147
Income taxes payable	1,479	2,535
Deferred rent	203	544
Deferred revenue	22,710	27,204

Total current liabilities	50,617	66,985

Long-term portion of capital lease obligations	148	—
Deferred rent	457	689
Deferred revenue	—	326

Commitments and contingencies (see footnotes 1, 5 and 6)

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2004 or 2005	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 29,580,724 shares issued and outstanding in 2004 and 27,207,260 shares issued and outstanding in 2005	296	272
Additional paid-in-capital	139,871	87,476
Retained earnings	98,355	116,990
Accumulated other comprehensive income	882	863
Deferred compensation	(387)	(203)

Total shareholders’ equity	239,017	205,398

Total liabilities and shareholders’ equity	$290,239	$273,398

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2003	2004	2005
Revenue:
Software and hosting fees	$43,229	$49,886	$57,119
Services	129,320	141,492	166,091
Hardware and other	23,417	23,541	23,194
Recovery relating to bankrupt customer	848	—	—

Total revenue	196,814	214,919	246,404

Costs and expenses:
Cost of software and hosting fees	4,470	4,085	4,700
Amortization of acquired developed technology	1,999	2,079	2,333
Cost of services	54,218	65,853	76,641
Cost of hardware and other	20,123	20,071	19,914
Research and development	26,982	28,822	34,139
Sales and marketing	31,200	34,049	40,302
General and administrative	24,117	26,855	29,629
Severance, restructuring, acquisition, and accounts receivable charges	1,778	—	6,310
Amortization of acquisition-related intangibles	1,433	1,496	2,159

Total operating expenses	166,320	183,310	216,127

Income from operations	30,494	31,609	30,277

Interest income	1,503	2,383	3,830
Interest expense	(13)	(26)	(34)
Other income (loss), net	1,256	900	(1,119)

Income before income taxes	33,240	34,866	32,954
Income tax provision	12,659	13,232	14,319

Net income	$20,581	$21,634	$18,635

Basic net income per share	$0.70	$0.72	$0.65

Diluted net income per share	$0.67	$0.70	$0.64

Weighted average shares:
Basic	29,532	30,056	28,690

Diluted	30,882	31,067	29,297

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Common Stock		Paid-In	Retained	Income	Deferred	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss)	Compensation	Equity
Balance, December 31, 2002	29,031,107	$290	$122,977	$56,140	$253	$(42)	$179,618
Cancellation of common stock options	—	—	(24)	—	—	24	—
Exercise of common stock options	1,046,948	11	9,259	—	—	—	9,270
Issuance of restricted stock	8,109	—	232	—	—	(232)	—
Tax benefit from stock options exercised	—	—	14,170	—	—	—	14,170
Amortization of deferred compensation	—	—	—	—	—	52	52
Foreign currency translation adjustment	—	—	—	—	482	—	482
Unrealized loss on investments	—	—	—	—	(15)	—	(15)
Net income	—	—	—	20,581	—	—	20,581

Balance, December 31, 2003	30,086,164	301	146,614	76,721	720	(198)	224,158
Exercise of common stock options	334,157	3	4,036	—	—	—	4,039
Issuance of restricted stock	45,803	1	1,289	—	—	(1,290)	—
Buyback of Manhattan common stock	(885,400)	(9)	(21,754)	—	—	—	(21,763)
Tax benefit from stock options exercised	—	—	9,686	—	—	—	9,686
Amortization of deferred compensation	—	—	—	—	—	1,101	1,101
Foreign currency translation adjustment	—	—	—	—	421	—	421
Unrealized loss on investments	—	—	—	—	(259)	—	(259)
Net income	—	—	—	21,634	—	—	21,634

Balance, December 31, 2004	29,580,724	296	139,871	98,355	882	(387)	239,017
Exercise of common stock options	453,736	4	6,668	—	—	—	6,672
Buyback of Manhattan common stock	(2,827,200)	(28)	(60,983)	—	—	—	(61,011)
Tax benefit from stock options exercised	—	—	1,920	—	—	—	1,920
Amortization of deferred compensation	—	—	—	—	—	184	184
Foreign currency translation adjustment	—	—	—	—	(37)	—	(37)
Unrealized loss on investments	—	—	—	—	18	—	18
Net income	—	—	—	18,635	—	—	18,635

Balance, December 31, 2005	27,207,260	$272	$87,476	$116,990	$863	$(203)	$205,398

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2003	2004	2005
Net income	$20,581	$21,634	$18,635

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $248, $222, and $28 in 2003, 2004 and 2005, respectively	482	421	(37)
Unrealized gain (loss) on investments, net of taxes of $8, $136, and $14 in 2003, 2004 and 2005, respectively	(15)	(259)	18

Other comprehensive income (loss)	467	162	(19)

Comprehensive income	$21,048	$21,796	$18,616

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$20,581	$21,634	$18,635

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,982	7,207	7,582
Amortization of acquired developed technology and acquisition-related intangibles	3,432	3,575	4,492
Stock compensation	52	1,101	184
Loss on disposal of equipment	—	42	76
Unrealized foreign currency loss (gain)	(281)	(643)	1,346
Tax benefit of options exercised	14,170	9,686	1,920
Deferred income taxes	(586)	286	1,368

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(6,814)	(4,018)	(8,692)
Other assets	(1,345)	(1,878)	(4,383)
Prepaid retention bonus	—	—	(1,599)
Accounts payable	(1,750)	1,413	377
Accrued liabilities	(628)	1,898	7,280
Income taxes	(1,048)	(175)	1,359
Deferred rent	863	(203)	(254)
Deferred revenue	2,367	4,556	3,694

Net cash provided by operating activities	36,995	44,481	33,385

Cash flows from investing activities:
Purchases of property and equipment	(7,733)	(7,572)	(8,488)
Purchases of investments	(609,078)	(1,095,608)	(870,123)
Maturities and sales of investments	543,751	1,083,982	931,247
Payments in connection with the investment in Alien Technologies	(2,000)	—	—
Payments in connection with the Evant acquisition, net of cash acquired (see footnote 6)	—	—	(48,345)

Payments in connection with other various acquisitions, net of cash acquired (see footnote 6)	(2,750)	(1,698)	(444)

Net cash provided by (used in) investing activities	(77,810)	(20,896)	3,847

Cash flows from financing activities:
Payment of capital lease obligations	(234)	(133)	(104)
Purchase of Manhattan common stock	—	(21,763)	(61,011)
Proceeds from issuance of common stock from option exercises	9,270	4,039	6,672

Net cash provided by (used in) financing activities	9,036	(17,857)	(54,443)

Foreign currency impact on cash	22	294	(799)

Increase (decrease) in cash and cash equivalents	(31,757)	6,022	(18,010)
Cash and cash equivalents, beginning of year	63,164	31,407	37,429

Cash and cash equivalents, end of year	$31,407	$37,429	$19,419

Supplemental cash flow disclosures:
Cash paid for interest	$14	$26	$19

Cash paid for income taxes	$163	$2,816	$9,098

Non-cash transaction:
Issuance of restricted stock	$232	$1,290	$—

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2004 and 2005
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Manhattan Associates, Inc. (“Manhattan” or the “Company”) is a developer and provider of technology-based supply chain software solutions that help companies manage the effectiveness and efficiency of their supply chain. The solutions consist of software, services and hardware and are used for both the planning and execution of supply chain activities. These solutions help coordinate the actions and communication of manufacturers, suppliers, distributors, retailers, transportation providers and consumers.
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

1. Organization and Summary of Significant Accounting Policies (continued)
     Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. The Company’s sales are primarily to companies located in the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable as of December 31, 2004 for the United States, Europe and Asia Pacific companies were $32.3 million, $11.0 million and $2.7 million, respectively. Accounts receivable as of December 31, 2005 for the United States, Europe and Asia Pacific companies were $45.5 million, $9.1 million and $4.0 million, respectively.
     The Company’s top five customers in aggregate accounted for 16%, 14% and 14% of total revenue in the period the related sales were recorded for each of the years ended December 31, 2003, 2004, and 2005, respectively. No single customer accounted for more than 10% of revenue in the years ended December 31, 2003, 2004, and 2005 or for more than 10% of accounts receivable as of December 31, 2004 and 2005. On January 22, 2002, a significant customer for 2001 filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the uncertainties around the bankruptcy proceedings and the ultimate timing of payment, we recorded an allowance of $4.3 million in 2001 to effectively defer revenues arising in the fourth quarter of 2001 from the significant customer, but unpaid at the time of the bankruptcy declaration. The allowance included approximately $2.3 million of software fees, $1.6 million of fees for professional services and $0.4 million of hardware. In September 2002, the United States Bankruptcy Court for the Northern District of Illinois Eastern Division authorized the significant customer’s request to assume the software license, services, support and enhancement agreement. With the appeals process completed in October 2002, the Company recovered approximately $2.3 million of the receivable during the fourth quarter of 2002. Upon receiving the final cash settlement in June 2003, subsequent to the significant customer emerging from bankruptcy, the Company recovered an additional $848,000 of the receivable during the second quarter of 2003. The recoveries were recorded as separate revenue line items in the Consolidated Statements of Income and reductions to the allowance for doubtful accounts in the Consolidated Balance Sheets during the respective quarters.
     Investments
     The Company’s investments in marketable securities consist of debt instruments of the U.S. Treasury, U.S. government agencies, state and local government agencies and corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investment gains and losses are determined on a specific identification basis. Investments with original maturities of 90 days or less are classified as cash equivalents; investments with original maturities of greater than 90 days but less than one year are generally classified as short-term investments; and those with original maturities of greater than one year are generally classified as long-term investments. The long-term investments consist of corporate or U.S. government debt instruments and mature after one year through five years. The Company holds investments in Auction Rate Securities, which have original maturities greater than one year, but which have auctions to reset the yield every 7 to 35 days. The Company has classified these assets as short-term investments as the assets are viewed as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Liabilities.” Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis.

1. Organization and Summary of Significant Accounting Policies (continued)
     The following is a summary of the available-for-sale securities (in thousands):

		Unrealized	Unrealized	Market	Cash and	Short-term	Long-term
December 31, 2004	Cost	gains	losses	Value	Equivalents	Investments	Investments

Investments:
U.S. government obligations	$7,659	$—	$16	$7,643	$—	$—	$7,643
State and local obligations	87,450	—	1	87,449	—	85,949	1,500
U.S. corporate commercial paper	66,568	—	373	66,195	26,060	2,845	37,290

Total	$161,677	$—	$390	$161,287	$26,060	$88,794	$46,433

		Unrealized	Unrealized	Market	Cash and	Short-term	Long-term
December 31, 2005	Cost	gains	losses	Value	Equivalents	Investments	Investments
Investments:
U.S. government obligations	$—	$—	$—	$—	$—	$—	$—
State and local obligations	43,542	—	10	43,532	2,718	36,091	4,723
U.S. corporate commercial paper	38,503	1	375	38,129	4,687	—	33,442

Total	$82,045	$1	$385	$81,661	$7,405	$36,091	$38,165
     As of December 31, 2005, $10.0 million, $36.5 million, $0 and $35.2 million of the Company’s investments mature within 1 year, after 1 year through 5 years, after 5 years through 10 years and after 10 years, respectively.
     On July 11, 2003, the Company made a cash investment of $2 million in Alien Technology Corp. (“Alien”), a provider of ultra-low cost radio frequency identification (RFID) tags and hardware. The investment represents approximately a 1.5% ownership interest in the privately-held corporation. The Company’s maximum exposure to loss as a result of its involvement with Alien is its investment of $2 million. The investment has been accounted for under the cost method, and is included in “Other Assets” on the Consolidated Balance Sheets. The Company has not identified any events or changes in circumstances that could have had a significant adverse effect on the fair value of the investment. Accordingly, the carrying value of the investment as of December 31, 2005 is its cost of $2 million.
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of historical amounts written-off, the Company’s customers’ ability to pay and general economic conditions; the useful lives of intangible assets; self insurance accruals; legal accruals; the recoverability or impairment of intangible asset values; and the Company’s effective income tax rate and deferred tax assets, which are based upon the Company’s expectations of future taxable income, allowable deductions, and projected tax credits. Actual results could differ from these estimates.
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

1. Organization and Summary of Significant Accounting Policies (continued)
     Risks Associated with Single Business Line, Technological Advances, and Foreign Operations
     The Company currently derives a substantial portion of its revenues from sales of its software and related services and hardware. The markets for supply chain execution and supply chain planning solutions are subject to rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, the Company’s position in these markets could be eroded rapidly by unforeseen changes in customer requirements for application features, functions, and technologies. The Company’s growth and future operating results will depend, in part, upon its ability to enhance existing applications and develop and introduce new applications that meet changing customer requirements that respond to competitive products and that achieve market acceptance. Any factor adversely affecting the markets for supply chain execution and supply chain planning solutions could have an adverse effect on the Company’s business, financial condition, and results of operations.
     The Company’s international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the future results could be materially adversely impacted by changes in these or other factors. The Company recognized foreign exchange rate gains on intercompany balances of approximately $1,283,000 in 2003 and $927,000 in 2004 and a foreign exchange rate loss on intercompany balances of $1,144,000 in 2005, classified in “Other income (loss), net” on the Consolidated Statements of Income.
     Revenue Recognition
     The Company’s revenue consists of revenues from the licensing and hosting of software; fees from consulting, implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions; and sales of hardware.
     The Company recognizes software license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended, specifically when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. The Company recognizes revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.
     The Company’s services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to the Company’s software products. Fees from professional services performed by the Company are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a proportional performance basis based on the hours incurred. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancement subscriptions are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.

1. Organization and Summary of Significant Accounting Policies (continued)
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
     In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $6.5 million, $7.0 million and $8.1 million for 2003, 2004 and 2005, respectively.
     Deferred Revenue
     Deferred revenue represents amounts collected prior to having completed performance of professional services, customer support services and software enhancement subscriptions and significant remaining obligations under license agreements. The Company expects to complete such services or obligations within the next twelve months.
     Returns and Allowances
     The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2004 or 2005.
     The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations were $3.5 million, $4.0 million and $3.8 million for 2003, 2004 and 2005, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among others. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.
     During 2005, the Company recorded a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large German customer with which the Company terminated its business relationship during 2005. Due to the challenging relationship with the customer and the difficulties encountered during the software implementation process, collection was determined to be doubtful. The $2.8 million bad debt provision is the best estimate of costs to be incurred from the termination of this business relationship. However, this amount may change if the issue results in litigation or if a settlement is reached that is not covered by corporate insurance policies. It is not possible at this time to estimate the amount of any such potential costs.

1. Organization and Summary of Significant Accounting Policies (continued)
     Property and Equipment
     Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, purchased software for internal use, and leasehold improvements recorded at cost. The Company depreciates the cost of furniture, computers, other office equipment and purchased software on a straight-line basis over their estimated useful lives (three years for computer equipment and software, five years for office equipment, seven years for furniture). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Included in computer equipment and software are assets under a capital lease of approximately $247,000 as of December 31, 2004 and 2005. Accumulated depreciation relating to the assets under a capital lease was $82,000 and $165,000 as of December 31, 2004 and 2005, respectively. Depreciation and amortization expense for property and equipment, including assets under a capital lease, for the years ended December 31, 2003, 2004 and 2005 was approximately $7,639,000, $7,207,000 and $7,582,000, respectively, and was included in general and administrative expenses in the Consolidated Statements of Income.
     Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2004	2005
Computer equipment and software	$29,198	$31,979
Furniture and office equipment	8,221	9,148
Leasehold improvements	5,258	6,496

	42,677	47,623
Less accumulated depreciation and amortization	(29,079)	(33,383)

	$13,598	$14,240

     Acquisition-Related Intangible Assets
     Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The other intangible assets are being amortized on a straight-line basis over a period of two to ten years. Total amortization expense related to acquisition-related intangible assets was approximately $3,432,000, $3,575,000 and $4,492,000 for the years ended December 31, 2003, 2004 and 2005, respectively, and is included in amortization of acquired developed technology and amortization of acquisition-related intangibles in the accompanying Consolidated Statements of Income.
     Acquisition-Related Intangible Assets consist of the following (in thousands):

	December 31,
	2004	2005
Cost:
Acquired software	$11,171	$15,791
Other intangible assets with definite lives	8,597	19,087

	19,768	34,878
Accumulated amortization:
Acquired software	7,528	9,855
Other intangible assets with definite lives	3,920	5,810

	11,448	15,665
Net book value:
Acquired software	$3,643	$5,936
Other intangible assets with definite lives	4,677	13,277

	$8,320	$19,213

1. Organization and Summary of Significant Accounting Policies (continued)
     The Company expects amortization expense for the next five years to be as follows based on intangible assets as of December 31, 2005 (in thousands):

2006	$4,788
2007	4,538
2008	3,405
2009	3,010
2010	2,288
Thereafter	1,184
Total	19,213
     Goodwill
     Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. The Company does not amortize goodwill, but instead tests goodwill for impairment on at least an annual basis. Goodwill as of December 31, 2004 and December 31, 2005 was $32,469,000 and $54,607,000, respectively. Approximately $36.0 million of the gross Goodwill is deductible for income tax purposes.
     Software Development Costs
     Research and development expenses are charged to expense as incurred. The Company determines the amount of development costs capitalizable under the provisions of SFAS No. 86, “Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with SFAS No. 86. The Company has defined technological feasibility as the point in time at which the Company has a detailed program design or a working model of the related product, depending on the type of development efforts. For the years ended December 31, 2003, 2004 and 2005, the Company capitalized no internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers has been insignificant. Total amortization expense related to software development costs capitalized prior to 2002 was approximately $343,000, $0 and $0 for the years ended December 31, 2003, 2004 and 2005, respectively, and is included in cost of software and hosting fees in the accompanying Consolidated Statements of Income. As of December 31, 2004, all capitalized development costs were fully amortized.
     Impairment of Long-Lived and Intangible Assets
     The Company periodically reviews the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2004 and 2005, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.
     The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

1. Organization and Summary of Significant Accounting Policies (continued)
     Impairment of Goodwill
     The Company evaluates the carrying value of goodwill and other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill or other intangible asset is impaired, the Company compares the fair value of the reporting unit to which the goodwill or other intangible asset is assigned to its carrying amount, including goodwill and the other intangible assets. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill or other intangible assets, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill and other intangible assets for impairment as of December 31, 2003, 2004 and 2005, and did not identify any asset impairment as a result of the review.
     Accrued Liabilities
     As of December 31, 2004 and 2005, accrued liabilities consisted of the following (in thousands):

	December 31,
	2004	2005
Sales tax liability	$6,675	$5,421
Other accrued liabilities	5,972	8,006

Total	$12,647	$13,427

     Guarantees and Indemnifications
     The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of December 31, 2005.
     The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. As a result, the Company believes the estimated fair value of these agreements is nominal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.

1. Organization and Summary of Significant Accounting Policies (continued)
     Segment Information
     The Company has three operating segments: Americas, EMEA, and Asia Pacific as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See Note 8 for discussion of our operating segments.
     Advertising Costs
     Advertising costs are expensed as incurred and totaled approximately $855,000, $534,000 and $380,000 in 2003, 2004 and 2005, respectively. Advertising costs are included in sales and marketing on the Consolidated Statements of Income.
     Basic and Diluted Net Income Per Share
     Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.
     Diluted net income per share is computed using net income divided by Weighted Shares, and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 2003, 2004 and 2005:

	2003		2004		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted shares	29,532,466	29,532,466	30,055,916	30,055,916	28,689,556	28,689,556
Effect of CESs	—	1,349,210	—	1,010,873	—	607,089

	29,532,466	30,881,676	30,055,916	31,066,789	28,689,556	29,296,645

     Options to purchase 1,866,351 shares, 3,020,952 shares and 5,873,108 shares of common stock were outstanding during the years ended December 31, 2003, 2004 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares during the respective years. See Note 3 for further information on those securities.
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

	2003	2004	2005
Dividend yield	—	—	—
Expected volatility	73%	62%	56%
Risk-free interest rate at the date of grant	3.3%	4.3%	4.1%
Expected life	6 years	7.5 years	5.2 years
     Using these assumptions, the fair values of the stock options granted during the years ended December 31, 2003, 2004 and 2005 are $24,980,000, $32,257,000 and $25,207,000, respectively, which would be amortized over the vesting period of the options.

1. Organization and Summary of Significant Accounting Policies (continued)
     The weighted average fair values of options at the date of grant for the years ended December 31, 2003, 2004 and 2005 was $17.52, $16.95 and $11.72 per share, respectively.
     The following pro forma information adjusts the net income and net income per share of common stock for the impact of SFAS No. 123:

	2003	2004	2005
	(restated)	(restated)
Net income (loss):
As reported	$20,581	$21,634	$18,635
Add: Stock-based employee compensation expense included in reported net income, net of taxes	32	683	113
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards, net of taxes	(21,796)	(25,740)	(44,517)

Pro forma in accordance with SFAS No. 123	$(1,183)	$(3,423)	$(25,769)

Basic net income or pro forma net loss per share:
As reported	$0.70	$0.72	$0.65
Pro forma in accordance with SFAS No. 123	$(0.04)	$(0.11)	$(.90)
Diluted net income or pro forma net loss per share:
As reported	$0.67	$0.70	$0.64
Pro forma in accordance with SFAS No. 123	$(0.04)	$(0.11)	$(.90)
     Pro forma stock compensation expense in 2003 and 2004 had erroneously included expenses associated with employees that had forfeited awards in earlier periods. As a result, the pro forma information was restated. The impact of the restatement is presented below (in thousands):

	2003		2004
	As previously		As previously
	reported	As restated	reported	As restated

Pro forma net loss	$(7,747)	$(1,183)	$(8,998)	$(3,423)

Pro forma net loss per share:
Basic	$(0.26)	$(0.04)	$(0.30)	$(0.11)
Diluted	$(0.26)	$(0.04)	$(0.30)	$(0.11)
     On December 12, 2005, the Board of Directors approved an Option Acceleration Agreement that accelerated the vesting of unvested stock options held by the Company’s employees with an exercise price of $22.09 or higher. As a result of the acceleration, the Company recorded pro forma expense of approximately $26.9 million equal to the unamortized fair value of the options.
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
     We will adopt Statement 123(R) beginning on January 1, 2006 using the modified prospective method.

1. Organization and Summary of Significant Accounting Policies (continued)
     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations. The Company expects to incur an additional $6 million to $8 million of after tax expense in 2006 for employee stock compensation. This estimated range could be impacted by significant changes in the Company’s stock price, changes in the level of share-based payments, and changes in employee turnover rates. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $14.2 million, $9.7 million, and $1.9 million in 2003, 2004 and 2005, respectively.
     Comprehensive Income
     The Company’s comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on short-term investments. The components of accumulated other comprehensive income (loss) as of December 31, 2004 and 2005, net of tax, are as follows (in thousands):

	December 31,
	2004	2005
Foreign currency translation adjustment	$1,138	$1,101
Unrealized gain (loss) on investments	(256)	(238)

Total	$882	$863

     New Accounting Pronouncements
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
     In December 2004, the FASB issued SFAS 153, “Exchange of Non-monetary Assets” (“SFAS” 153”). SFAS 153 addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions” (“APB 29”), is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). The FASB issued SFAS 154 to provide guidance on the accounting for and reporting of error corrections. Unless otherwise impracticable, it establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application is impracticable and for reporting an accounting change when retrospective application is impracticable. Furthermore, this statement addresses the reporting of a correction of an error in previously issued financial statements by restating previously issued financial statements. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

2. Income Taxes
     The Company is subject to future federal and state income taxes and has recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2004 and 2005. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2005 are as follows (in thousands):

	December 31,
	2004	2005
Deferred tax assets:
Accounts receivable	$1,069	$1,819
Accrued liabilities	3,445	3,799
Stock compensation expense	368	77
Intangible assets	2,293	—
Depreciation	542	1,709
Capitalized research and development	—	13,548
Unrealized foreign currency gain	—	424
Research and development credits	85	—
AMT Credit	242	—
Other	—	235

	8,044	21,611

Deferred tax liabilities:
Intangible assets	—	3,239
Other	466	—

Net deferred tax assets	$7,578	$18,372

     The components of income from domestic and foreign operations before income tax expense for the years ended December 31, 2003, 2004 and 2005 are as follows (in thousands):

	2003	2004	2005
Domestic	$31,468	$33,525	$34,843
Foreign	1,772	1,341	(1,889)

Total	$33,240	$34,866	$32,954

     The components of the income tax provision for the years ended December 31, 2003, 2004 and 2005 are as follows (in thousands):

	2003	2004	2005
Current:
Federal	$11,056	$12,222	$10,082
State	1,361	1,752	1,869
Foreign	375	759	1,284

	12,792	14,733	13,235

Deferred:
Federal	(202)	(1,492)	1,094
State	(35)	50	74
Foreign	104	(59)	(84)

	(133)	(1,501)	1,084

Total	$12,659	$13,232	$14,319

     The income tax benefits related to the exercise of stock options were allocated to additional paid-in capital. Such amounts were approximately $14,170,000, $9,686,000, and $1,920,000 for 2003, 2004 and 2005, respectively.
     As a result of losses in foreign locations, the Company has net operating loss carry-forwards (“NOLs”) of approximately $5.7 million available to offset future income. Approximately $1.4 million of the NOLs expire in 2010 to 2012, and the remainder does not expire.
     The Company currently has a tax holiday in India through March 2009. As a result of this holiday, the Company had income of approximately $771,000, $2,028,000 and $2,417,000 in 2003, 2004, and 2005 that was not subject to tax. The impact on diluted earnings per share if the income had been taxable was decreases of $0.01, $0.02 and $0.03 per share in 2003, 2004, and 2005, respectively.

2. Income Taxes (continued)
     Deferred taxes are not provided for temporary differences of approximately $5.5 million, $8.7 million, and $13.1 million as of December 31, 2003, 2004 and 2005, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or wise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.
     In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated. This provision did not impact the Company as the Company did not repatriate any funds in 2005.
     The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income tax, net of federal benefit	4.0	4.1	4.0
Research and development credits	0.0	(1.5)	(1.4)
Foreign operations	(0.8)	0.1	4.7
Tax exempt income	(0.5)	(1.2)	(1.7)
Meals and entertainment	0.5	0.4	0.4
Intangibles	(0.1)	(0.1)	(0.1)
Tax contingencies	0.0	0.9	2.0
Other	0.0	0.3	0.6

Income taxes	38.1%	38.0%	43.5%

     As of December 31, 2005, the Company has provided a tax accrual of $1.5 million for potential tax liabilities related to research and development credits and intercompany transactions.
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

3. Stock Option Plans (continued)
     As of December 31, 2005, the Stock Incentive Plan provides for issuance of up to 14,962,257 shares of common stock (subject to adjustment in the event of stock splits and other similar events), less the number of shares issued under the LLC Option Plan, in the form of stock options and other stock incentives. The number of shares available for issuance under the Plan is automatically adjusted, without shareholder approval, on the first day of each fiscal year, beginning with the 2000 fiscal year, by a number of shares such that the total number of shares reserved for issuance under the Plan equals the sum of (i) the aggregate number of shares previously issued under the Plan and the LLC Option Plan; (ii) the aggregate number of shares subject to then outstanding stock incentives granted under the Plan and the LLC Option Plan; and (iii) 5% of the number of shares of common stock outstanding on the last day of the preceding fiscal year. However, no more than 1,000,000 of the shares available for grant each year shall be available for issuance pursuant to incentive stock options, and no more than 10,000,000 shares resulting from such automatic adjustments may ever be issued during the term of the Plan.
     A summary of changes in outstanding options is as follows:

		Weighted Average
	Options	Exercise Price
December 31, 2002	6,328,442	$21.08
Granted	1,541,075	$26.40
Canceled	(444,541)	$27.90
Exercised	(1,046,948)	$8.86

December 31, 2003	6,378,028	$23.90
Granted	1,938,825	$25.15
Canceled	(600,184)	$30.86
Exercised	(334,157)	$12.09

December 31, 2004	7,382,512	$24.19

Granted	2,140,450	$22.00
Canceled	(920,011)	$27.03
Exercised	(453,736)	$14.68

December 31, 2005	8,149,215	$23.83

     Details of options outstanding at December 31, 2005 are as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted
Exercise	Options	Remaining	Average	Options	Average
Prices	Outstanding	Contractual Life	Exercise Prices	Exercisable	Exercise Price
$0.56 — 3.50	245,750	0.9	$2.04	245,750	$2.04
3.51 — 7.50	151,900	2.7	5.94	151,900	5.94
7.51 — 15.00	573,282	3.8	10.37	551,482	10.23
15.01 – 22.08	2,473,975	7.5	20.93	789,275	19.50
22.09 – 27.00	2,258,702	7.2	24.48	2,258,702	24.48
27.01 – 31.00	1,778,806	7.1	28.16	1,778,806	28.16
31.01 — 40.00	413,300	5.0	37.68	413,300	37.68
40.01 — 68.38	253,500	4.5	55.52	253,050	55.52

	8,149,215	6.5	$23.83	6,442,265	$24.44

     As of December 31, 2003 and 2004, the Company had options exercisable of 2,977,321 and 4,084,665, respectively.
     At December 31, 2005, the Company has 8,416,654 shares of common stock reserved for issuance and 250,488 shares available for future grant under the Stock Incentive Plan. On January 1, 2006, the number of shares of common stock available for future grant under the Stock Incentive Plan was increased by 1,047,853 in accordance with the automatic adjustment described above.

3. Stock Option Plans (continued)
     On December 12, 2005, the Board of Directors approved an Option Acceleration Agreement that accelerated the vesting of unvested stock options held by the Company’s employees with an exercise price of $22.09 or higher. The accelerated vesting affected options for approximately 1.9 million shares of the Company’s common stock, including options for approximately 570,000 shares held by the Company’s executive officers. In order to prevent unintended personal benefits to individuals resulting from the accelerated vesting of options, the Company imposed sales restrictions on shares acquired upon exercise of these options that parallel the vesting requirements of the original options. These sales restrictions on the shares acquired continue following termination of employment until the original vesting dates are reached.
     The decision to accelerate vesting of these stock options with exercise prices greater than the then-current market value (“underwater”) when the acceleration agreement was approved was made primarily to avoid recognizing compensation expense in the Company’s future income statements upon the Company’s adoption on January 1, 2006 of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R will require all share-based payments to Company employees and non-management directors, including grants of stock options, to be recognized in the Company’s financial statements based on their fair values. Because the options subject to the accelerated vesting are underwater, the Company believes that these options may not be offering a sufficient incentive to its employees when compared to the future compensation expense that the Company would incur under SFAS 123R with respect to these options.
     The Company recorded deferred compensation of $232,000 and $1,290,000 during 2003 and 2004, respectively, for the issuance of 8,109 and 45,803 shares of restricted stock under the stock incentive plan. No shares of restricted stock were issued during 2005. The weighted average grant date fair value of the restricted stock issued during 2003 and 2004 was $28.59 and $28.16, respectively. The Company amortizes deferred compensation over the vesting periods on a straight-line basis. The Company recorded compensation expense of $52,000, $1,101,000 and $184,000 for the years ended December 31, 2003, 2004 and 2005, respectively, and had deferred compensation expense of $387,000 and $203,000 at December 31, 2004 and 2005, respectively.
4. Shareholders’ Equity
     During 2004 and 2005, the Company purchased 885,400 and 2,827,200 shares of the Company’s common stock for approximately $21,763,000 and $61,011,000, respectively, through open market transactions as part of a publicly-announced buy-back program. No shares of the Company’s common stock were purchased during 2003.
5. Commitments and Contingencies
Leases
     Rents charged to expense were approximately $5,020,000, $5,907,000 and $6,257,000 for the years ended December 31, 2003, 2004 and 2005, respectively. The leases for the Company’s headquarters in Atlanta, Georgia expire on March 31, 2008, at which time the Company has the option to renew for an additional five years at then current market rates. The lease on the Company’s headquarters included a lease incentive which was recorded as an increase in leasehold improvements and deferred rent. The Company assumed a facility lease through the Evant acquisition with rates in excess of market value. The Company recorded the fair value of this unfavorable lease obligation in deferred rent and is amortizing the amount over the remaining lease term.

5. Commitments and Contingencies (continued)
     Aggregate future minimum lease payments under the capital lease and noncancellable operating leases as of December 31, 2005 are as follows (in thousands):

	Capital	Operating
Year Ended December 31,	Leases	Leases
2006	$152	$7,215
2007	—	6,885
2008	—	3,299
2009	—	1,924
2010	—	495
Thereafter	—	—

Total	$152	$19,818
Less amount representing interest	(5)

Net present value of future minimum lease payments	147
Less current portion of capital lease obligation	(147)

Long-term portion of capital lease obligation	$—

Employment Agreements
     The Company has entered into employment contracts with certain executives and other key employees. The agreements provide for total severance payments of up to approximately $2.0 million for termination of employment for any reason other than cause. Payment terms vary from a lump sum payment to equal monthly installments over a period of not more than 24 months. No amounts have been accrued because the amounts cannot be reasonably estimated.
Legal and Other Matters
     The Company has continued to have challenging discussions with a large German customer regarding their delayed implementation of Manhattan’s warehouse management system. During the second quarter of 2005, the Company recorded a $2.8 million bad debt provision for the entire amount of the accounts receivable due from the large customer, as the collection was determined to be doubtful. The $2.8 million bad debt provision is the Company’s best estimate of costs to be incurred from the termination of this business relationship. However, this amount may change if the issue results in litigation or if a settlement is reached that is not covered by corporate insurance policies. It is not possible at this time to estimate the amount of any such potential costs. While no assurance can be given regarding the outcome of the matter discussed, because of the nature and inherent uncertainties of disputes, should the outcome of this matter be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.
     From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Many of the Company’s installations involve products that are critical to the operations of its clients’ businesses. Any failure in a Company product could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in its contracts will be enforceable in all instances. Other than the matter with the large German customer, the Company is not presently involved in any material litigation. However, it is involved in various legal proceedings. The Company believes that any liability that may arise as a result of these proceedings will not have a material adverse effect on its financial condition. The Company expenses legal costs associated with loss contingencies as such legal costs are incurred.

6. Acquisitions
     ReturnCentral
     On June 30, 2003, the Company acquired certain assets of ReturnCentral for a cash payment of approximately $1.75 million. The purchase price includes the earnout of approximately $1.2 million recorded through December 31, 2005, based upon the total ReturnCentral software and services fees received and recognized prior to August 31, 2005. The earnout payment for the first twelve months was the sum of: (i) 30% of all ReturnCentral software fees up to and including $800,000; plus 33% of all ReturnCentral software fees greater than $800,000 and up to and including $1.3 million; plus 36% of all ReturnCentral software fees greater than $1.3 million and up to and including $2.0 million; plus 40% of all ReturnCentral software fees greater than $2.0 million; and (ii) 13% of all ReturnCentral service fees. The earnout payment for the following fourteen month period was the sum of: (i) 30% of all ReturnCentral software fees up to and including $2.0 million; plus 33% of all ReturnCentral software fees greater than $2.0 million and up to and including $3.0 million; plus 36% of all ReturnCentral software fees greater than $3.0 million and up to and including $4.0 million; plus 40% of all ReturnCentral software fees greater than $4.0 million; and (ii) 13% of all ReturnCentral service fees. The results of operations are included in operations after June 30, 2003. The entire purchase price has been recorded as acquired developed technology and is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product (5 years) including the period being reported on.
     Streamsoft
     On October 14, 2003, the Company closed an Asset Purchase Agreement with Streamsoft, a provider of warehouse optimization software. The Company acquired substantially all of the assets of Streamsoft for a purchase price of approximately $2.2 million. The purchase price includes the earnout of approximately $425,000 recorded through December 31, 2005, based upon the total Streamsoft software fees received and recognized prior to September 30, 2005. The earnout payment was calculated as 10% of all net software fees recognized, subject to additional terms and conditions, as defined in the purchase agreement. The acquisition has been accounted for under the purchase method of accounting, and the results of operations are included in operations after October 14, 2003. The purchase price has been allocated to net assets acquired of $0.2 million, acquired developed technology of $0.2 million, and other intangible assets of $1.8 million. Acquired developed technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product (5 years) including the period being reported on. Approximately $0.1 million of other intangible assets is being amortized over a ten-year useful life. The remaining $1.7 million of other intangible assets is goodwill, which is not being amortized, but is being reviewed for impairment on an annual basis.
     Avere
     On January 23, 2004, the Company acquired certain assets of Avere, Inc. (“Avere”), a provider of order management software. The Company completed the acquisition to enhance its product offering. The Company acquired substantially all of the assets of Avere for a purchase price of approximately $305,000. The purchase prices includes the earnout of approximately $75,000 based upon the total Avere software fees recognized by the Company during the period starting on December 31, 2003 and ending on December 31, 2005. The earnout payment was calculated based on the following percentages of all Avere software fees recognized during the earnout period: (i) 25% of the Avere software fees greater than $200,000 and up to and including $2 million; (ii) 30% of the Avere software fees greater than $2 million and up to and including $4 million; and (iii) 35% of the Avere software fees greater than $4 million. The entire purchase price has been recorded as acquired developed technology and is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining five-year estimated economic life of the product, including the period being reported on. The operating results of Avere were included in the Company’s operations after January 23, 2004.

6. Acquisitions (continued)
     eebiznet
     On July 9, 2004, the Company acquired certain assets of eebiznet (“eebiznet”), whose primary business activities consist of the marketing and sale of supply software in France. The Company acquired eebiznet to expand its presence in Europe. The Company acquired all the outstanding shares of eebiznet for approximately $493,000 in cash plus a potential earnout based upon the sales of its software and service solutions in France during the period starting April 1, 2004 through March 31, 2006. The earnout payment, if any, will be calculated based on the following percentages of all license sales in France recognized during the period: (i) 30% of the software fees in France up to €1.5 million ($1.8 million as of December 31, 2005); (ii) 40% of the software fees in France over €1.5 million ($1.8 million as of December 31, 2005); and (iii) 2% of all service revenues. The entire purchase price has been recorded on a preliminary basis to goodwill, as eebiznet’s assets and liabilities were immaterial. The operating results of eebiznet were included in the Company’s operations after July 9, 2004.
     Evant
     On August 31, 2005, the Company acquired all of the issued and outstanding stock of Evant, and Evant became a wholly-owned subsidiary of the Company. Evant is a provider of demand planning and forecasting and replenishment solutions to more than 60 customers in the retail, manufacturing and distribution industries. The acquisition further diversifies Manhattan’s product suite and expands its customer base. The Company paid an aggregate of $47.2 million in cash, and incurred $0.3 million in acquisition costs and $0.8 million of severance to eliminate duplicative functions. The $47.2 million includes $2.3 million of bonuses paid to employees not retained by Manhattan pursuant to an employee bonus plan approved by Evant’s management (the “Evant Bonus Plan”). In addition to the $47.2 million cash paid, the Company paid $2.8 million into escrow at closing for employee retention purposes pursuant to the Evant Bonus Plan. These funds are being distributed to employees upon completion of up to 12 months of service with Manhattan. The $2.8 million has been recorded as a prepaid asset, and is being recorded as compensation expense ratably over the required employee retention period. As of December 31, 2005, the prepaid asset balance was $1.6 million relating to the bonuses. Of the cash paid, $4.0 million is being held in escrow for 14 months to reimburse the Company, subject to certain limitations, for potential losses resulting from, among other things, breaches of representations, warranties or covenants in the merger agreement and certain pending and potential claims and other matters specified in the merger agreement; $0.4 million is being held in escrow for six months to satisfy a potential customer obligation; and $0.6 million is being held in escrow as of December 31, 2005 for dissenting shareholders until certain shareholder issues are resolved. The acquisition of Evant was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The operating results of Evant are included in the Company’s operations beginning September 1, 2005.
     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed, based on management estimates and a third party appraisal, at the date of acquisition, August 31, 2005 (in thousands):

Current assets		$7,101
Property and equipment		247
Other assets		26
Intangible assets subject to amortization:
Core product technology (5 year life)	3,992
Current product technology (2 year life)	339
Customer contracts (6 year life)	10,790

		15,121
Goodwill		37,202

Total assets acquired		$59,697

Deferred revenue		1,422
Other current liabilities		3,814
Non-current liabilities		6,116

Total liabilities assumed		11,352

Net assets acquired		$48,345

6. Acquisitions (continued)
     During the fourth quarter of 2005, the Company adjusted the purchase price allocation and recorded deferred tax assets of $15.2 million for deductible research and development costs previously capitalized by Evant for tax purposes as well as book and tax basis differences in property and equipment. The Company also adjusted and reduced the value assigned to customer contracts by $0.3 million. Goodwill decreased by a corresponding amount of $14.9 million.
     The allocation of purchase price is based on preliminary estimates of fair value and is subject to revision mainly based upon the finalization of management’s assessment of the fair value of the acquired deferred tax assets.
     The weighted average amortization period of the intangible assets subject to amortization is approximately 5.6 years. Goodwill of $2.2 million was allocated to the EMEA operating segment; the remaining goodwill of $20.1 million was allocated to the Americas operating segment. The Goodwill will not be amortized, but will be reviewed for impairment on an annual basis. Goodwill is not deductible for tax purposes.
     Unaudited pro forma operating results for the years ended December 31, 2004 and 2005, assuming that the Evant acquisition had occurred at the beginning of each respective year, is as follows (in thousands, except per share data):

	Years Ended December 31,
	2004	2005
Pro forma revenues	$234,290	$263,964
Pro forma net income	11,812	13,046
Pro forma diluted net income per share	0.38	0.45
7. Severance, Restructuring, Acquisition, and Accounts Receivable Charges
     During the third quarter of 2003, the Company recorded expenses of approximately $885,000 in the Americas relating to fees incurred in connection with two potential acquisitions that the Company decided not to consummate. The acquisition-related expenses are presented as a separate line item in the Consolidated Statements of Income. The expenses consist primarily of legal, accounting and travel expenses associated with the two transactions.
     During the second quarter of 2003, the Company recorded a restructuring charge relating to an internal reorganization of $893,000 in the Americas. The restructuring charge is presented as a separate line item in the Consolidated Statements of Income. The reorganization more closely aligns the Company’s customer advocates with implementation teams, and the customer support organization with the technical teams. The charge consists primarily of one-time severance payments to 25 employees. The Company anticipates no further costs relating to this reorganization. Approximately $857,000 of the charge was paid during 2003 and the remaining $36,000 was paid during 2004.
     During 2005, the Company recorded $6.3 million of severance, restructuring, acquisition, and accounts receivable charges. Included in the charges were: (i) a $2.8 million EMEA bad debt provision for the entire amount of the accounts receivable due from a large German customer with which the Company has had a challenging relationship and for which collection is considered to be doubtful; (ii) approximately $1.1 million in EMEA severance-related costs associated with the consolidation of the Company’s European operations into the Netherlands, United Kingdom and France; (iii) $1.9 million of Americas severance-related costs and amortization of prepaid retention bonuses associated with the acquisition of Evant; and (iv) $0.5 million in Americas acquisition-related costs associated with an attempted acquisition that did not close. The $2.8 million bad debt provision is the Company’s best estimate of costs to be incurred from the termination of the business relationship with the large challenging customer. However, this amount may change if the issue results in litigation or if a settlement is reached that is not covered by corporate insurance policies. It is not possible at this time to estimate the amount of any such potential costs. As part of the restructuring in Europe, the Company eliminated 17 sales and professional services positions throughout Europe. All payments relating to the restructuring of the European operations were paid during 2005. The Company does not anticipate any further costs relating to the restructuring in future quarters. The severance-related

7. Severance, Restructuring, Acquisition, and Accounts Receivable Charges (continued)
costs and amortization of prepaid retention bonuses associated with Evant consisted primarily of one-time payments to employees not retained due to duplicative functions. Approximately $1.6 million of the $1.9 million of Americas severance-related costs and amortization of prepaid retention bonuses was paid prior to December 31, 2005, and the remaining $0.3 million will be paid during 2006. The acquisition-related costs incurred consisted of outside legal and accounting due diligence expenses.
8. Operating Segments
     In 2003 and 2004, the Company conducted business in one operating segment, providing supply chain execution solutions. During 2005, the Company changed its management structure and began managing the business by geographic segment. The Company has identified its Americas segment, its EMEA segment and its Asia Pacific segment as operating segments. The information for all periods presented reflects these new segments. All segments derive revenue from the sale and implementation of the Company’s supply chain execution and planning solutions, of which the individual products are similar in nature and help companies manage the effectiveness and efficiency of their supply chain. The Company uses the same accounting policies for each operating segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each region.
     The Americas segment charges royalty fees to the other segments based on software licenses sold by those operating segments. The royalties, which totaled $1.5 million, $1.5 million, and $2.1 million in 2003, 2004, and 2005, respectively, are included in cost of revenue for each segment with a corresponding reduction in Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems and management and support team. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the offshore development center in India. The operating expenses for the Americas segment include $3.4 million, $3.6 million, and $4.5 million of amortization expense of intangible assets in 2003, 2004 and 2005, respectively.
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has included a summary of the financial information by operating segment. The following table presents the revenues, expenses and operating income (loss) by operating segment for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	For the year ended December 31, 2003
	Americas	EMEA	Asia/Pacific	Total
Revenue:
Software and hosting fees	$36,984	$5,914	$331	$43,229
Services	105,330	22,811	1,179	129,320
Hardware and other	21,070	3,195	—	24,265

Total revenue	163,384	31,920	1,510	196,814

Costs and Expenses:
Cost of revenue	59,194	20,778	838	80,810
Operating expenses	74,438	10,644	428	85,510

Total costs and expenses	133,632	31,422	1,266	166,320

Operating income	$29,752	$498	$244	$30,494

8. Operating Segments (continued)

	For the year ended December 31, 2004
	Americas	EMEA	Asia/Pacific	Total
Revenue:
Software and hosting fees	$40,380	$6,275	$3,231	$49,886
Services	111,600	26,709	3,183	141,492
Hardware and other	20,967	2,548	26	23,541

Total revenue	172,947	35,532	6,440	214,919

Costs and Expenses:
Cost of revenue	63,862	25,245	2,981	92,088
Operating expenses	76,462	12,142	2,618	91,222

Total costs and expenses	140,324	37,387	5,599	183,310

Operating income (loss)	$32,623	$(1,855)	$841	$31,609

	For the year ended December 31, 2005
	Americas	EMEA	Asia/Pacific	Total
Revenue:
Software and hosting fees	$48,050	$5,579	$3,490	$57,119
Services	132,182	23,064	10,845	166,091
Hardware and other	20,690	2,029	475	23,194

Total revenue	200,922	30,672	14,810	246,404

Costs and Expenses:
Cost of revenue	74,824	19,051	9,713	103,588
Operating expenses	91,378	15,974	5,187	112,539

Total costs and expenses	166,202	35,025	14,900	216,127

Operating income (loss)	$34,720	$(4,353)	$(90)	$30,277

     Americas goodwill, long-lived assets, and total assets were approximately $27.0 million, $97.2 million, and $270.5 million as of December 31, 2004, respectively, and $47.3 million, $130.4 million, and $255.1 million as of December 31, 2005, respectively. EMEA goodwill, long-lived assets, and total assets were approximately $3.5 million, $6.1 million, and $15.2 million as of December 31, 2004, respectively, and $5.4 million, $8.1 million, and $13.4 million as of December 31, 2005, respectively. Asia Pacific goodwill, long-lived assets, and total assets were approximately $2.0 million, $2.7 million, and $4.6 million as of December 31, 2004, respectively, and $2.0 million, $2.6 million, and $4.9 million as of December 31, 2005, respectively.
9. Employee Benefit Plan
     The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $14,000, as defined, to the 401(k) Plan. On January 1, 2006, the eligible compensation limit was increased to $15,000. The Company provides for a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the years ended December 31, 2003, 2004 and 2005, the Company made matching contributions to the 401(k) Plan of $1,250,000, $1,314,000 and $1,298,000, respectively.

10. Related Party Transactions
     During the years ended December 31, 2003, 2004 and 2005, the Company purchased software and services for approximately $250,000, $63,000 and $57,000, respectively, from a company whose President and Chief Executive Officer is a member of Manhattan’s Board of Directors. As of December 31, 2005, there was $1,400 outstanding relating to the purchases.
     During the year ended December 31, 2003 and 2004, the Company sold software and services for approximately $400,000 and $90,000, respectively, to a company whose Chief Executive Officer is a relative of a member of the Company’s executive management team. There were no 2005 sales to this customer. As of December 31, 2005, there was $0 accounts receivable outstanding.
     During the years ended December 31, 2003, 2004 and 2005, the Company purchased hardware of approximately $75,000, $200,000 and $192,000, respectively, from Alien Technology, a party in which the Company made a $2 million investment during 2003. See Note 1 for further details on the investment. As of December 31, 2005, there was approximately $8,000 outstanding relating to the purchases.
     During the year ended December 31, 2005, the Company purchased services of $10,000 from a company whose board of directors includes the chairman of Manhattan’s board of directors. As of December 31, 2005, there was approximately $2,500 outstanding relating to the purchases.
11. Quarterly Results of Operations (Unaudited)
     The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2004 and 2005. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005
					(restated)	(restated)	(restated)
	(In thousands, except per share data)
Statement of Income Data:
Revenue:
Software and hosting fees	$12,306	$13,784	$10,257	$13,539	$13,814	$14,633	$12,531	$16,141
Services	33,606	36,328	36,759	34,799	37,437	41,266	43,621	43,767
Hardware and other	5,381	5,858	4,853	7,449	5,056	5,470	6,155	6,513
Recovery (allowance) relating to bankrupt customer	—	—	—	—	—	—	—	—

Total revenue	51,293	55,970	51,869	55,787	56,307	61,369	62,307	66,421
Costs and expenses:
Cost of software and hosting fees	823	850	977	1,435	1,311	1,249	1,022	1,118
Amortization of acquired developed technology	493	518	521	547	556	559	641	577
Cost of services	15,096	16,523	17,009	17,225	17,822	18,131	19,952	20,736
Cost of hardware and other	4,578	5,071	4,211	6,211	4,518	4,584	5,078	5,734
Research and development	7,200	7,281	7,090	7,251	7,678	7,869	9,037	9,555
Sales and marketing	7,920	8,942	8,062	9,125	9,688	10,507	9,649	10,458
General and administrative	6,460	6,487	6,727	7,181	6,699	7,113	8,076	7,741
Severance, restructuring, acquisition, and Accounts receivable charges	—	—	—	—	—	4,400	1,081	829
Amortization of acquisition-related intangibles	377	373	373	373	368	648	520	623
Total costs and expenses	42,947	46,045	44,970	49,348	48,640	55,060	55,056	57,371

Income from operations	8,346	9,925	6,899	6,439	7,667	6,309	7,251	9,050
Other income, net	389	304	540	2,024	485	609	877	706

Income before income taxes	8,735	10,229	7,439	8,463	8,152	6,918	8,128	9,756
Income taxes	3,016	3,536	2,724	3,956	3,170	3,966	3,162	4,021

Net income	$5,719	$6,693	$4,715	$4,507	$4,982	$2,952	$4,966	$5,735

Basic net income per share	$0.19	$0.22	$0.16	$0.15	$0.17	$0.10	$0.17	$0.21

Diluted net income per share	$0.18	$0.21	$0.15	$0.15	$0.16	$0.10	$0.17	$0.20

Shares used in basic net income per share	30,135	30,178	29,891	29,954	29,620	29,174	28,392	27,560

Shares used in diluted net income per share	31,349	31,403	30,786	30,770	30,276	29,764	29,055	28,166

     The quarterly data above for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 have been restated from what was previously reported in the Form 10-Q’s for the respective periods. The restatement resulted from the Company not providing the appropriate sales tax liability for sales taxes in certain states during the years ended December 31, 2000 through December 31, 2004. General and administrative expenses decreased by $327,000, $291,000, and $241,000 from what was previously reported in the Form 10-Q’s for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, respectively, due to recoveries of previously expensed sales tax resulting from the expiration of sales tax audit statutes in certain states. As a direct result of the decrease in general and administrative expenses, income taxes increased by $127,000, $112,000, and $94,000 from what was previously reported in the Form 10-Q’s for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, respectively. See the Form 10-K/A filed on March 1, 2006 for further details on the restatement.

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
     Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that, due to the material weaknesses discussed in Management’s Report on Internal Control over Financial Reporting on pages 37 and 38 hereof, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     The material weaknesses identified by management relate to the accounting for sales taxes and the accounting for income taxes.
     Accounting for Sales Taxes. As of December 31, 2005, the Company’s controls over monitoring the completeness and accuracy of sales taxes, including the determination and reporting of sales taxes payable were insufficient. Specifically, the Company did not have personnel with sufficient skills and experience to enable the Company to properly determine whether certain consulting and maintenance services were considered taxable transactions in certain states. These control deficiencies resulted in material adjustments to the general and administrative expense and accrued liability accounts in the 2005 annual and quarterly consolidated financial statements and the restatement of the annual consolidated financial statements for 2002, 2003 and 2004, and for each of the quarters in the years ended December 31, 2003 and 2004 for which an amended Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 1, 2006.
     Accounting for Income Taxes. As of December 31, 2005, the Company’s review and approval controls over the accounting for income taxes, including the determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision were insufficient. Specifically, the Company did not have personnel with sufficient skills and experience to enable the Company to properly consider and apply generally accepted accounting principles for taxes, and ensure that the rationale for certain tax positions was adequately documented and appropriately communicated. Additionally, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and the related deferred income taxes and income taxes payable. These control deficiencies resulted in the restatement of the annual consolidated financial statements for 2002, 2003 and 2004,and for each of the quarters in the years ended December 31, 2003 and 2004 for which an amended Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 1, 2006. No adjustments were necessary to the 2005 annual or interim financial statements as a result of these deficiencies. However, until this material weakness is remediated, there is a more than remote likelihood that a misstatement of the income tax provision and the related deferred income taxes and income taxes payable accounts could occur that would not be prevented or detected by the Company’s internal controls.
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

However, since these improved internal controls have not been put in place and functioning for more than 1 quarter of the year, it was not practically possible to appropriately test the controls and ensure their effectiveness during the year.
Management’s Report on Internal Control over Financial Reporting
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the attestation report of Ernst & Young LLP on management’s assessment of the Company’s internal control over financial reporting are contained on pages 37 through 40 of this report.
Change in Internal Control over Financial Reporting
     There are no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, other than as described above relating to the improved controls over our tax function related to accounting for income taxes and sales taxes.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 28, 2006 under the captions “Code of Ethics,” “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
Item 11. Executive Compensation
     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 28, 2006 under the caption “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 28, 2006 under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”
Item 13. Certain Relationships and Related Transactions
     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 28, 2006 under the caption “Certain Transactions.”
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 28, 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements.
     The response to this item is submitted as a separate section of this Form 10-K. See Item 8.
     2. Financial Statement Schedule.
     The following financial statement schedule is filed as a part of this report:
SCHEDULE II
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions			Balance
	Beginning of	Charged to	Net		at End of
Classification:	Period	Operations	Deductions		Period
Allowance for doubtful accounts For the year ended:
December 31, 2003	$5,173,000	$3,453,000	$5,445,000	(1)	$3,181,000
December 31, 2004	$3,181,000	$4,048,000	$3,058,000		$4,171,000
December 31, 2005	$4,171,000	$3,831,000	$3,110,000	(2)	$4,892,000

(1)	Included in the net deductions for 2003 is the recovery of approximately $0.8 million relating to the significant customer. Also included is a true-up of approximately $0.2 million relating to the allowance balance acquired as part of the Logistics.com acquisition, which did not impact operations. Excluding these amounts, the net deduction amount for 2003 was $4.4 million.

(2)	Included in the net deductions for 2005 is approximately $0.1 million relating to the allowance balance acquired as part of the Evant acquisition, which did not impact operations. Excluding this amount, the net deduction amount for 2005 was $3.2 million.
     All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.
     3. Exhibits.
     See the response to Item 15(b) below.

(b)	Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, by and among the Registrant, Madison Acquisition Corp., Evant, Inc. and Ted Schlein, as Shareholder Representative, dated August 10, 2005 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

2.2	Voting Agreement, by and between the Registrant and the shareholders of Evant, Inc., dated August 10, 2005 (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

2.3	Amendment Number 1 to Agreement and Plan of Merger, by and among Evant, Inc., the Registrant, Madison Acquisition Corp. and Ted Schlein, as Shareholder Representative, dated as of August 15, 2005 (Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended September 30, 2003 (File No. 000-23999), filed on November 14, 2003).

4.1	Provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

4.2	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.1	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant dated September 24, 1997 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.2	First Amendment to Lease between Wildwood Associates, a Georgia general partnership, and the Registrant dated October 31, 1997 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.3	Second Amendment to Lease Agreement between Wildwood Associates, a Georgia general partnership, and the Registrant, dated February 27, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.4	Third Amendment to Lease Agreement between Wildwood Associates and the Registrant, dated October 24, 2000 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.5	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant, dated June 25, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2001 (File No. 000-23999), filed August 14, 2001).

Exhibit
Number	Description

10.6	Lease Agreement by and between Tektronix UK Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated October 21, 1999 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.7	Lease (Burlington Business Center) by and between Gateway Rosewood, Inc. and Manhattan Associates, Inc., dated August 23, 2004 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.8	Agreement to Build and Lease between Orchid Apartments Private Limited and Manhattan Associates India Development Centre Private Limited, executed on November 19, 2004 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.9	Lease Agreement between IGE Energy Services (UK) Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated February 1, 2005 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.10	Sub-Sublease Agreement between Scientific Research Corporation, a Georgia corporation, and the Registrant, dated July 2, 1998 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.11	Sub-Sublease Agreement between The Profit Recovery Group International 1, Inc., a Georgia corporation, and the Registrant, dated August 19, 1998 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.12	Standard Sublease Agreement between Life Office Management Association, Inc. and the Registrant, dated October 20, 2000 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.13	Standard Sublease Agreement between Chevron USA Inc. and the Registrant, dated November 20, 2000 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.14	Form of Indemnification Agreement with certain directors and officers of the Registrant (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No.000-23999), filed on August 9, 2004).

10.15	Form of Tax Indemnification Agreement for direct and indirect shareholders of Manhattan Associates Software, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.16	Summary Plan Description of the Registrant’s Money Purchase Plan & Trust, effective January 1, 1997 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.17	Summary Plan Description of the Registrant’s 401(k) Plan and Trust, effective January 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.18	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

Exhibit
Number	Description

10.19	First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.20	Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.21	Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.22	Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.23	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-68968), filed on September 5, 2001).

10.24	Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Annual Report for the period ended December 31, 2001 (File No. 000-23999), filed on April 1, 2002).

10.25	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.26	Manhattan Associates, LLC Option Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.27	Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.28	Separation and Non-Competition Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.29	Executive Employment Agreement by and between the Registrant and Steve Norton, effective as of January 24, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 12, 2005).

10.30	Severance and Non-Competition Agreement by and between the Registrant and Steve Norton, effective as of January 24, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on January 12, 2005).

10.31	Executive Employment Agreement by and between the Registrant and Richard M. Haddrill, dated October 11, 1999 (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.32	Executive Employment Agreement Modification by and between the Registrant and Richard M. Haddrill, effective July 19, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2001 (File No. 000-23999), filed on November 14, 2001).

Exhibit
Number	Description

10.33	Executive Employment Agreement Second Modification by and between the Registrant and Richard M. Haddrill, effective November 10, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2003 (File No. 000-23999), filed on November 14, 2003).

10.34	Executive Employment Agreement Third Modification by and between the Registrant and Richard M. Haddrill, effective February 25, 2004 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.35	Executive Employment Agreement by and between the Registrant and Edward K. Quibell, effective as of April 25, 2003 (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.36	Severance and Non-Competition Agreement by and between the Registrant and Edward K. Quibell, dated April 25, 2003 (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.37	Executive Employment Agreement by and between the Registrant and Jeffrey Mitchell, effective as of September 3, 1999 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.38	Executive Non-Competition and Severance Agreement by and between the Registrant and Jeffrey S. Mitchell, dated June 22, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.39	Executive Employment Agreement by and between the Registrant and Jeffry Baum, effective as of October 30, 2000 (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.40	Executive Employment Agreement by and between the Registrant and Ramesh Srinivasan, effective as of January 1, 2004 (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.41	Severance and Non-Competition Agreement by and between the Registrant and Ramesh Srinivasan, dated January 1, 2004 (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.42	Separation and Non-Competition Agreement by and between the Registrant and Ramesh Srinivasan, dated January 25, 2005 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.43	Employment Agreement by and between the Registrant and Eric Peters, dated April 23, 2002 (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.44	Separation Agreement and Release, by and between the Registrant and Neil Thall, dated March 26, 2003 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2002 (File No. 000-23999), filed on March 31, 2003).

10.45	Non-Competition Agreement, by and between the Registrant and Neil Thall, dated March 26, 2003 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2002 (File No. 000-23999), filed on March 31, 2003).

Exhibit
Number	Description

10.46	Executive Employment Agreement by and between the Registrant and Steve Norton, dated January 24, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 12, 2005).

10.47	Severance and Non-Competition Agreement by and between the Registrant and Steve Norton, dated January 24, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on January 12, 2005).

10.48	Form of License Agreement, Software Maintenance Agreement and Consulting Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.49	Form of Software License, Services and Maintenance Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.50	Asset Purchase Agreement, dated December 31, 2002, by and between the Registrant and Logistics.com, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 15, 2003).

16.1	Letter from Arthur Andersen LLP, dated April 25, 2002, to the Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K (File No. 000-23999), filed on April 29, 2002).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

	By:	/s/ Peter F. Sinisgalli

Peter F. Sinisgalli
Chief Executive Officer, President and Director

Date: March 15, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. HUNTZ, JR. John J. Huntz, Jr.	Chairman of the Board	March 15, 2006

/s/ PETER F. SINISGALLI Peter F. Sinisgalli	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2006

/s/ STEVEN R. NORTON	Senior Vice President, Chief	March 15, 2006
Steven R. Norton	Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ RICHARD M. HADDRILL	Director	March 15, 2006
Richard M. Haddrill

/s/ BRIAN J. CASSIDY	Director	March 15, 2006
Brian J. Cassidy

/s/ PAUL R. GOODWIN	Director	March 15, 2006
Paul R. Goodwin

/s/ THOMAS E. NOONAN	Director	March 15, 2006
Thomas E. Noonan

/s/ DEEPAK RAGHAVAN	Director	March 15, 2006
Deepak Raghavan

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, by and among the Registrant, Madison Acquisition Corp., Evant, Inc. and Ted Schlein, as Shareholder Representative, dated August 10, 2005 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

2.2	Voting Agreement, by and between the Registrant and the shareholders of Evant, Inc., dated August 10, 2005 (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

2.3	Amendment Number 1 to Agreement and Plan of Merger, by and among Evant, Inc., the Registrant, Madison Acquisition Corp. and Ted Schlein, as Shareholder Representative, dated as of August 15, 2005 (Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended September 30, 2003 (File No. 000-23999), filed on November 14, 2003).

4.1	Provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

4.2	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.1	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant dated September 24, 1997 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.2	First Amendment to Lease between Wildwood Associates, a Georgia general partnership, and the Registrant dated October 31, 1997 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.3	Second Amendment to Lease Agreement between Wildwood Associates, a Georgia general partnership, and the Registrant, dated February 27, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.4	Third Amendment to Lease Agreement between Wildwood Associates and the Registrant, dated October 24, 2000 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.5	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant, dated June 25, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2001 (File No. 000-23999), filed August 14, 2001).

10.6	Lease Agreement by and between Tektronix UK Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated October 21, 1999 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

Exhibit
Number	Description

10.7	Lease (Burlington Business Center) by and between Gateway Rosewood, Inc. and Manhattan Associates, Inc., dated August 23, 2004 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.8	Agreement to Build and Lease between Orchid Apartments Private Limited and Manhattan Associates India Development Centre Private Limited, executed on November 19, 2004 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.9	Lease Agreement between IGE Energy Services (UK) Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated February 1, 2005 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.10	Sub-Sublease Agreement between Scientific Research Corporation, a Georgia corporation, and the Registrant, dated July 2, 1998 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.11	Sub-Sublease Agreement between The Profit Recovery Group International 1, Inc., a Georgia corporation, and the Registrant, dated August 19, 1998 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.12	Standard Sublease Agreement between Life Office Management Association, Inc. and the Registrant, dated October 20, 2000 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.13	Standard Sublease Agreement between Chevron USA Inc. and the Registrant, dated November 20, 2000 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.14	Form of Indemnification Agreement with certain directors and officers of the Registrant (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No.000-23999), filed on August 9, 2004).

10.15	Form of Tax Indemnification Agreement for direct and indirect shareholders of Manhattan Associates Software, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.16	Summary Plan Description of the Registrant’s Money Purchase Plan & Trust, effective January 1, 1997 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.17	Summary Plan Description of the Registrant’s 401(k) Plan and Trust, effective January 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.18	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.19	First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

Exhibit
Number	Description

10.20	Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.21	Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.22	Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.23	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-68968), filed on September 5, 2001).

10.24	Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Annual Report for the period ended December 31, 2001 (File No. 000-23999), filed on April 1, 2002).

10.25	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.26	Manhattan Associates, LLC Option Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.27	Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.28	Separation and Non-Competition Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.29	Executive Employment Agreement by and between the Registrant and Steve Norton, effective as of January 24, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 12, 2005).

10.30	Severance and Non-Competition Agreement by and between the Registrant and Steve Norton, effective as of January 24, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on January 12, 2005).

10.31	Executive Employment Agreement by and between the Registrant and Richard M. Haddrill, dated October 11, 1999 (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.32	Executive Employment Agreement Modification by and between the Registrant and Richard M. Haddrill, effective July 19, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2001 (File No. 000-23999), filed on November 14, 2001).

10.33	Executive Employment Agreement Second Modification by and between the Registrant and Richard M. Haddrill, effective November 10, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2003 (File No. 000-23999), filed on November 14, 2003).

Exhibit
Number	Description

10.34	Executive Employment Agreement Third Modification by and between the Registrant and Richard M. Haddrill, effective February 25, 2004 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.35	Executive Employment Agreement by and between the Registrant and Edward K. Quibell, effective as of April 25, 2003 (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.36	Severance and Non-Competition Agreement by and between the Registrant and Edward K. Quibell, dated April 25, 2003 (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.37	Executive Employment Agreement by and between the Registrant and Jeffrey Mitchell, effective as of September 3, 1999 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.38	Executive Non-Competition and Severance Agreement by and between the Registrant and Jeffrey S. Mitchell, dated June 22, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.39	Executive Employment Agreement by and between the Registrant and Jeffry Baum, effective as of October 30, 2000 (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.40	Executive Employment Agreement by and between the Registrant and Ramesh Srinivasan, effective as of January 1, 2004 (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.41	Severance and Non-Competition Agreement by and between the Registrant and Ramesh Srinivasan, dated January 1, 2004 (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.42	Separation and Non-Competition Agreement by and between the Registrant and Ramesh Srinivasan, dated January 25, 2005 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.43	Employment Agreement by and between the Registrant and Eric Peters, dated April 23, 2002 (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.44	Separation Agreement and Release, by and between the Registrant and Neil Thall, dated March 26, 2003 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2002 (File No. 000-23999), filed on March 31, 2003).

10.45	Non-Competition Agreement, by and between the Registrant and Neil Thall, dated March 26, 2003 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2002 (File No. 000-23999), filed on March 31, 2003).

10.46	Executive Employment Agreement by and between the Registrant and Steve Norton, dated January 24, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 12, 2005).

10.47	Severance and Non-Competition Agreement by and between the Registrant and Steve Norton, dated January 24, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on January 12, 2005).

Exhibit
Number	Description

10.48	Form of License Agreement, Software Maintenance Agreement and Consulting Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.49	Form of Software License, Services and Maintenance Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.50	Asset Purchase Agreement, dated December 31, 2002, by and between the Registrant and Logistics.com, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 15, 2003).

16.1	Letter from Arthur Andersen LLP, dated April 25, 2002, to the Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K (File No. 000-23999), filed on April 29, 2002).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.