Form 10-Q
period 2006-03-31
MANHATTAN ASSOCIATES INC
filed 2006-05-04
CIK 1056696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of May 2, 2006, the latest practicable date, is as follows: 27,465,101 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended March 31, 2006
Form 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,253	$19,419
Short term investments	54,344	36,091
Accounts receivable, net of a $4,762 and $4,892 allowance for doubtful accounts in 2006 and 2005, respectively	50,282	58,623
Deferred income taxes	6,350	6,377
Refundable income taxes	458	449
Prepaid expenses and other current assets	10,934	11,268

Total current assets	138,621	132,227

Property and equipment, net	14,436	14,240
Long-term investments	32,586	38,165
Acquisition-related intangible assets, net	17,996	19,213
Goodwill, net	54,607	54,607
Deferred income taxes	12,270	11,995
Other assets	2,913	2,951

Total assets	$273,429	$273,398

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,055	$7,904
Accrued compensation and benefits	9,472	15,224
Accrued liabilities	12,776	13,427
Deferred revenue	31,359	27,204
Income taxes payable	1,473	2,535
Deferred rent	494	544
Current portion of capital lease obligations	112	147

Total current liabilities	60,741	66,985

Deferred rent	601	689
Deferred revenue	326	326

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2006 or 2005	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 27,424,971 shares issued and outstanding in 2006 and 27,207,260 shares issued and outstanding in 2005	274	272
Additional paid-in capital	91,460	87,476
Retained earnings	119,278	116,990
Accumulated other comprehensive income	749	863
Deferred compensation	—	(203)

Total shareholders’ equity	211,761	205,398

Total liabilities and shareholders’ equity	$273,429	$273,398

See accompanying Notes to Consolidated Financial Statements.
Form 10-Q

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Software and hosting fees	$11,076	$13,814
Services	45,162	37,437
Hardware and other	6,547	5,056

Total revenue	62,785	56,307

Costs and Expenses:
Cost of software and hosting fees	1,164	1,311
Amortization of acquired developed technology	452	556
Cost of services	22,016	17,822
Cost of hardware and other	5,540	4,518
Research and development	10,111	7,678
Sales and marketing	10,136	9,688
General and administrative	8,766	6,699
Amortization of acquisition-related intangibles	765	368
Acquisition-related charges	722	—

Total costs and expenses	59,672	48,640

Operating income	3,113	7,667

Other income, net	846	485

Income before income taxes	3,959	8,152
Income tax provision	1,671	3,170

Net income	$2,288	$4,982

Basic net income per share	$0.08	$0.17
Diluted net income per share	$0.08	$0.16

Weighted average number of shares:
Basic	27,298	29,620
Diluted	27,645	30,276
See accompanying Notes to Consolidated Financial Statements.
Form 10-Q

     Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income	$2,288	$4,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,058	1,868
Amortization of acquisition- related intangibles	1,217	924
Stock compensation	1,707	91
Loss on disposal of equipment	2	—
Tax benefit of options exercised	1,380	(183)
Excess tax benefits from stock based compensation	(1,145)	—
Deferred income taxes	(299)	(625)
Unrealized foreign currency loss	213	430
Changes in operating assets and liabilities:
Accounts receivable, net	7,720	(3,978)
Other assets	319	(1,471)
Prepaid retention bonus	657	—
Accounts payable and accrued liabilities	(9,322)	(1,593)
Income taxes	(1,052)	2,999
Deferred rent	(88)	(51)
Deferred revenue	4,201	2,295

Net cash provided by operating activities	9,856	5,688

Investing activities:
Purchase of property and equipment	(2,195)	(2,507)
Maturities and sales of investments	77,091	272,723
Purchases of investments	(89,721)	(235,787)
Payments in connection with various acquisitions	—	(132)

Net cash (used in) provided by investing activities	(14,825)	34,297

Financing activities:
Payment of capital lease obligations	(35)	(34)
Excess tax benefits from stock based compensation	1,145	—
Proceeds from issurance of common stock from options exercised	1,102	97

Net cash provided by financing activities	2,212	63

Foreign currency impact on cash	(409)	(205)

Net (decrease) increase in cash and cash equivalents	(3,166)	39,843
Cash and cash equivalents at beginning of period	19,419	37,429

Cash and cash equivalents at end of period	$16,253	$77,272

See accompanying Notes to Consolidated Financial Statements.
Form 10-Q

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at March 31, 2006, the results of operations for the three month periods ended March 31, 2006 and 2005 and cash flows for the three month periods ended March 31, 2006 and 2005. The results for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2005.
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
Form 10-Q

3. Revenue Recognition (continued)
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
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $2.1 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively.
4. Investments
     Our investments in marketable securities consist principally of debt instruments of the U.S. Treasury, U.S. government agencies, state and local government agencies and corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments with maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of greater than one year from the date of purchase are generally classified as long-term investments. The long-term investments consist of corporate or U.S. government debt instruments and mature after one year through five years. We hold investments in Auction Rate Securities, which have original maturities greater than one year, but which have auctions to reset the yield every 7 to 35 days. We have classified these assets as short-term investments as the assets are viewed as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Liabilities.” Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is determined on a specific identification basis.
Form 10-Q

5. Acquisition
     On August 31, 2005, we acquired all of the issued and outstanding stock of Evant, Inc. (“Evant”), and Evant became a wholly-owned subsidiary. Evant is a provider of demand planning and forecasting and replenishment solutions to more than 60 customers in the retail, manufacturing and distribution industries. The acquisition further diversifies our product suite and expands our customer base. We paid an aggregate of $47.2 million in cash, and incurred $0.3 million in acquisition costs and $0.8 million of severance to eliminate duplicative functions. The $47.2 million includes $2.3 million of bonuses paid to employees not retained by us pursuant to an employee bonus plan approved by Evant’s management (the “Evant Bonus Plan”). In addition to the $47.2 million cash paid, we paid $2.8 million into escrow at closing for employee retention purposes pursuant to the Evant Bonus Plan. These funds are being distributed to employees upon completion of up to 12 months of service with us. The $2.8 million has been recorded as a prepaid asset, and we are recording compensation expense ratably over the required employee retention period. During the first quarter of 2006, we amortized $0.7 million of the prepaid retention bonuses. The expense was included in a separate line item in the Consolidated Statement of Income under Acquisition-related Charges. As of March 31, 2006, the prepaid asset balance was $0.9 million relating to the bonuses.
     A total of $4.0 million is being held in escrow for 14 months to reimburse us, subject to certain limitations, for potential losses resulting from, among other things, breaches of representations, warranties or covenants in the merger agreement and certain pending and potential claims and other matters specified in the merger agreement; and $0.6 million is being held in escrow for dissenting shareholders as of March 31, 2006 until certain shareholder issues are resolved. The acquisition of Evant was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The operating results of Evant are included in our operations beginning September 1, 2005.
6. Stock-Based Compensation
     At March 31, 2006, we have two stock-based employee compensation plans, which are described below. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” No expense associated with employee stock options was recognized prior to January 1, 2006 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock awards were valued based on the quoted fair market value of our stock on the date of grant and recorded as deferred compensation, a reduction of shareholders’ equity. The common stock and additional paid-in capital balances were also adjusted on the date of grant to reflect the issuance of the restricted stock awards. The deferred compensation was amortized to expense over the vesting periods on a straight line basis.
Form 10-Q

6. Stock-Based Compensation (continued)
Adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). Results for prior periods have not been restated.
     We recorded stock option compensation cost of $1,676,000 and related income tax benefits of $499,000 during the three months ended March 31, 2006. Additionally, under the provisions of SFAS 123(R), restricted stock awards are not deemed to be issued until the end of the vesting period. Compensation is recorded over the vesting period directly to paid-in capital. Thus, we eliminated our deferred compensation balance as of January 1, 2006 with an offsetting reduction to additional paid-in capital.
     Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. We generated excess tax benefits of $1,145,000 during the three months ended March 31, 2006.
     The following table shows a comparison of selected line items of the accompanying financial statements for the three months ended March 31, 2006 as reported including the effect of adopting SFAS 123(R) on January 1, 2006 and on a pro forma basis as if we had continued to account for stock option compensation as previously required by SFAS 123 and APB Opinion No. 25.

	As Reported	Pro Forma
Operating income	$3,113	$4,789
Income before income taxes	$3,959	$5,635
Net income	$2,288	$3,465
Basic net income per share	$0.08	$0.13
Diluted net income per share	$0.08	$0.13

Net cash provided by operating activities	$9,856	$11,001
Net cash provided by financing activities	$2,212	$1,067
Form 10-Q

6. Stock-Based Compensation (continued)
     The following disclosure shows what our net earnings and earnings per share would have been using the fair value compensation model under SFAS 123(R) for the three months ended March 31, 2005:

Net income:
As reported	$4,982
Add: Stock-based employee compensation expense included in reported net income, net of taxes	58
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of taxes	(4,606)

Pro forma in accordance with SFAS No. 123(R)	$434
Basic net income per share:
As reported	$0.17
Pro forma in accordance with SFAS No. 123(R)	$0.01
Diluted net income per share:
As reported	$0.16
Pro forma in accordance with SFAS No. 123(R)	$0.01
     Pro forma stock compensation during the three months ended March 31, 2005 was previously disclosed including expenses associated with certain employees that had forfeited awards in earlier periods. As a result, the pro forma information was restated to correctly exclude these forfeited awards. The impact of the restatement is presented below (in thousands):

	Three Months Ended
	March 31, 2005
	As previously
	reported	As restated
Pro forma net (loss) income	($532)	$434
Pro forma net (loss) income per share:
Basic	($0.02)	$0.01
Diluted	($0.02)	$0.01
     The decrease in stock-based compensation expense from $4.6 million for the three months ended March 31, 2005 to $1.7 million for the three months ended March 31, 2006 is due to the acceleration of vesting of stock options with an exercise price of $22.09 or higher in the fourth quarter of 2005. The accelerated vesting affected options for approximately 765 option holders, representing 1.9 million shares of the Company’s common stock. In order to prevent unintended personal benefits to individuals resulting from the accelerated vesting of options, we imposed sales restrictions on shares acquired upon exercise of these options that parallel the vesting requirements of the original options. These sales restrictions on the shares acquired continue following termination of employment until the original vesting dates are reached.
     The decision to accelerate vesting of these stock options with exercise prices greater than the then-current market value (“underwater”) was made primarily to avoid recognizing compensation expense in our future income statements upon the adoption of SFAS 123(R). Because the options were underwater, we believed that these options would not offer a sufficient incentive to our employees when compared to the future compensation expense that we would have incurred under SFAS 123(R).
Form 10-Q

6. Stock-Based Compensation (continued)
     The acceleration resulted in additional compensation expense of $33.3 million, equal to the unamortized fair value of the options, and $3.9 million representing the incremental value of the options as of the modification date. The total impact to pro forma net income during the fourth quarter of 2005 was $26.9 million.
Stock Based Compensation Plans
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
     Prior to the establishment of the LLC Option Plan, we issued options to purchase 661,784 shares of common stock to certain employees. These grants contain provisions similar to options issued under the LLC Option Plan.
     The Manhattan Associates, Inc. 1998 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted by the Board of Directors and approved by the shareholders in February 1998. The Stock Incentive Plan provides for the grant of stock options. Optionees have the right to purchase a specified number of shares of common stock at a specified option price and subject to such terms and conditions as are specified in connection with the option grant. The Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the Stock Incentive Plan generally and to interpret the provisions thereof. Options granted under the Stock Incentive Plan cannot have a term exceeding ten years. Options typically have an annual graded vesting schedule over four years and vest based on service conditions.
     As of March 31, 2006, the Stock Incentive Plan provides for issuance of up to 16,010,111 shares of common stock (subject to adjustment in the event of stock splits and other similar events), less the number of shares issued under the LLC Option Plan, in the form of stock options and other stock incentives. The number of shares available for issuance under the Plan is automatically adjusted, without shareholder approval, on the first day of each fiscal year, beginning with the 2000 fiscal year, by a number of shares such that the total number of shares reserved for issuance under the Plan equals the sum of (i) the aggregate number of shares previously issued under the Plan and the LLC Option Plan; (ii) the aggregate number of shares subject to then outstanding stock incentives granted under the Plan and the LLC Option Plan; and (iii) 5% of the number of shares of common stock outstanding on the last day of the preceding fiscal year. However, no more than 1,000,000 of the shares available for grant each year shall be available for issuance pursuant to incentive stock options, and no more than 10,000,000 shares resulting from such automatic adjustments may ever be issued during the term of the Plan.
Form 10-Q

6. Stock-Based Compensation (continued)
Stock Option Awards
     A summary of changes in outstanding options for the period ended March 31, 2006 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2006	8,149,215	$23.83
Granted	551,500	$21.32
Canceled	(458,625)	$25.93
Exercised	(217,711)	$5.00

Outstanding at March 31, 2006	8,024,379	$24.04	6.6	$13,186,000

Vested or expected to vest at March 31, 2006	7,761,748	$24.15	6.5	$12,834,000

Exercisable at March 31, 2006	6,992,474	$24.49	6.4	$12,141,000

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2006 and 2005:

	2006	2005
Dividend yield	0%	0%
Expected volatility	58%	58%
Risk-free interest rate at the date of grant	4.7%	4.1%
Expected life	5.0 years	5.4 years
     Effective January 1, 2006, expected volatilities are based on a combination of historical volatility of our stock and implied volatility of our publicly traded stock options. Due to the limited trading volume of our publicly traded options, we place a greater emphasis on historical volatility. Previously, we had relied exclusively on historical volatility, disregarding periods of time in which our share price was extraordinarily volatile because of circumstances that were not expected to recur. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a term approximating the expected term. Using these assumptions, the weighted average fair values of the stock options granted during the three months ended March 31, 2006 and 2005 are $11.63 and $12.35, respectively.
     Options with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the three months ended March 31 2006 and March 31, 2005, we issued 217,711 and 10,800 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 based on market value at the exercise dates was $3,614,000 and $130,000, respectively. As of March 31, 2006, unrecognized compensation cost related to unvested stock option awards totaled $9.3 million and is expected to be recognized over a weighted average period of 1.7 years.
Form 10-Q

6. Stock-Based Compensation (continued)
Restricted Stock Awards
     We also issued shares of restricted stock under the Stock Incentive Plan. A summary of changes in unvested shares of restricted stock for the period ended March 31, 2006 is as follows:

	Number	Grant Date
	of Shares	Fair Value
Outstanding, unvested at January 1, 2006	10,587	$28.57
Granted	—	$—
Vested	(3,710)	$28.32
Forfeited	—	$—

Outstanding, unvested at March 31, 2006	6,877	$28.70

     There were no shares of restricted stock issued during 2006 and 2005. The total fair value of restricted stock awards vested during the three months ended March 31, 2006 and 2005 based on market value at the vesting dates was $81,000 and $772,000, respectively. As of March 31, 2006, unrecognized compensation cost related to unvested restricted stock awards totaled $172,000 and is expected to be recognized over a weighted average period of 1.3 years.
7. Comprehensive Income
     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
     The following table sets forth the calculation of comprehensive income:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net income	$2,288	$4,982
Other comprehensive income (loss), net of tax:
Unrealized gain (loss ) on investments, net of taxes	43	(112)
Foreign currency translation adjustment, net of taxes	(157)	(146)

Total other comprehensive loss, net of taxes	(114)	(258)

Comprehensive income	$2,174	$4,724

Form 10-Q

8. Net Income Per Share
     Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented. Diluted net income per share is computed using net income divided by Weighted Shares plus common equivalent shares (“CESs”) outstanding for each period presented using the treasury stock method.
     The following is a reconciliation of the income and share amounts used in the computation of basic and diluted net income per common share:

	Quarter Ended March 31,
	2006	2005
	(in thousands)
Net income	$2,288	$4,982

Earnings per Share:
Basic	$0.08	$0.17
Effect of CESs	—	(0.01)

Diluted	$0.08	$0.16

Weighted average number of shares:
Basic	27,298	29,620
Effect of CESs	347	656

Diluted	27,645	30,276
     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 5,686,933 shares and 5,345,130 shares for the three months ended March 31, 2006 and 2005, respectively. Such shares were not included because they were antidilutive.
9. Contingencies
     We are in litigation with a large German customer regarding their delayed implementation of our warehouse management system. During the second quarter of 2005, we recorded a $2.8 million bad debt provision for the entire amount of the accounts receivable due from the large customer, as we considered collection to be doubtful. The $2.8 million bad debt provision is our best estimate of costs to be incurred with respect to the matter. However, this amount may change if litigation expenses are incurred or a settlement is reached that are not covered by our corporate insurance policies. While no assurance can be given regarding the outcome of this matter because of the nature and inherent uncertainties of disputes, should the outcome of this matter be unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Form 10-Q

9. Contingencies (continued)
     From time to time, we may be involved in litigation relating to claims arising out of its ordinary course of business. Many of our installations involve products that are critical to the operations of our clients’ businesses. Any failure in a product could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in our contracts will be enforceable in all instances. Other than the matter with the large German customer, we are not presently involved in any material litigation. However, we are involved in various legal proceedings. We believe that any liability that may arise as a result of these proceedings will not have a material adverse effect on our financial condition. We expense legal costs associated with loss contingencies as such legal costs are incurred.
10. Operating Segments
     We operate our business in three geographical segments: the Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific. The information for the periods presented below reflects these segments. All segments derive revenue from the sale and implementation of our supply chain execution and planning solutions, of which the individual products are similar in nature and help companies manage the effectiveness and efficiency of their supply chain. We use the same accounting policies for each operating segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each region.
     The Americas segment charges royalty fees to the EMEA and Asia Pacific segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $625,000 and $550,000 in the quarters ended March 31, 2006 and March 31, 2005, respectively, are included in cost of revenue in EMEA and Asia Pacific with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems and general and administrative costs. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the offshore development center in India.
Form 10-Q

10. Operating Segments (continued)
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have included a summary of the financial information by operating segment. The following table presents the revenues, expenses and operating income (loss) by operating segment for the quarters ended March 31, 2006 and 2005 (in thousands):

	For the three months ended March 31, 2006
	Americas	EMEA	Asia Pacific	Total
Revenue:
Software and hosting fees	$8,557	$958	$1,561	$11,076
Services	36,342	5,748	3,072	45,162
Hardware and other	6,245	246	56	6,547

Total revenue	51,144	6,952	4,689	62,785

Costs and Expenses:
Cost of revenue	21,692	4,021	3,007	28,720
Operating expenses	27,103	2,568	1,281	30,952

Total costs and expenses	48,795	6,589	4,288	59,672

Operating income	$2,349	$363	$401	$3,113

	For the three months ended March 31, 2005
	Americas	EMEA	Asia Pacific	Total
Revenue:
Software and hosting fees	$11,740	$656	$1,418	$13,814
Services	30,217	5,749	1,471	37,437
Hardware and other	4,819	221	16	5,056

Total revenue	46,776	6,626	2,905	56,307

Costs and Expenses:
Cost of revenue	16,917	5,010	1,724	23,651
Operating expenses	20,752	2,930	1,307	24,989

Total costs and expenses	37,669	7,940	3,031	48,640

Operating income (loss)	$9,107	$(1,314)	$(126)	$7,667

Form 10-Q

11. New Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123(R), which requires us to expense share-based payments, including employee stock options, based on their fair value. We adopted SFAS 123(R) on January 1, 2006. We discuss our adoption of SFAS 123(R) and the adoption’s effects in Note 6 to our consolidated financial statements in this quarterly report.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). The FASB issued SFAS 154 to provide guidance on the accounting for and reporting of error corrections. Unless otherwise impracticable, it establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application is impracticable and for reporting an accounting change when retrospective application is impracticable. Furthermore, this statement addresses the reporting of a correction of an error in previously issued financial statements by restating previously issued financial statements. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. The adoption of this statement did not have an impact on our consolidated financial statements.
Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.
     The following discussion should be read in conjunction with the consolidated financial statements for the three months ended March 31, 2006 and 2005, including the notes to those statements, included elsewhere in this quarterly report (the “Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005.
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
     We call the combination of our supply chain planning solutions Integrated Planning Solutions™. Integrated Planning Solutions consist of Advanced Planning, Demand Forecasting and Replenishment. With our Advanced Planning solutions, Financial and Item Planning, Catalog Planning, Web Planning and Promotion Planning, companies can plan their inventory using several methodologies. Financial and Item planning enables companies to develop top-down and bottom-up plans across multiple channels and multiple levels of the product hierarchy. Catalog Planning and Web Planning support the unique planning requirements of the catalog and Web channels. With Promotion Planning, companies are able to plan and manage promotional events and assortments. Demand Forecasting enables companies to generate and maintain forecasts at different levels of product data. It also includes a Promotion Forecasting solution which generates a promotion forecast and promotional lift based on historical sales. Finally, Replenishment helps companies regulate, maintain and deploy inventory, as well as supports Vendor Managed Inventory, which allows suppliers to manage their own replenishment.
Form 10-Q

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
     For all of our solutions, we offer services such as design, configuration, implementation, product assessment and training plus customer support and software enhancement subscriptions.
     References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.
     Certain developments described in the next section affect the comparability of our financial results for the three months ended March 31, 2006 and 2005.
Recent Developments
     Adoption of SFAS 123(R). Prior to January 1, 2006, we accounted for our employee stock option plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost related to stock options was recognized in the Statements of Income for periods prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123 (R) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for all prior periods have not been restated. Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
     As a result of adopting SFAS 123(R) on January 1, 2006, our income before income taxes and net income for the quarter ended March 31, 2006, were $1.7 million and $1.2 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and
Form 10-Q

diluted earnings per share for the quarter ended March 31, 2006 would have been $0.13 had we not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.08.
     The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Effective January 1, 2006, expected volatilities are based on a combination of historical volatility of our stock and implied volatility of our publicly traded stock options. Due to the limited trading volume of our publicly traded options, we place a greater emphasis on historical volatility. Previously, we had relied exclusively on historical volatility, disregarding periods of time in which our share price was extraordinarily volatile because of circumstances that were not expected to recur. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a term approximating the expected term. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $11.63 and $12.35, respectively. We recognize compensation cost for awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. At March 31, 2006, the unamortized compensation cost related to stock option awards totaled $9.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.
     During the fourth quarter of 2005, the Board of Directors approved an Option Acceleration Agreement that accelerated the vesting of unvested stock options held by our employees with an exercise price of $22.09 or higher. The accelerated vesting affected options for approximately 765 option holders, representing 1.9 million shares of the Company’s common stock. In order to prevent unintended personal benefits to individuals resulting from the accelerated vesting of options, we imposed sales restrictions on shares acquired upon exercise of these options that parallel the vesting requirements of the original options. These sales restrictions on the shares acquired continue following termination of employment until the original vesting dates are reached.
     The decision to accelerate vesting of these stock options with exercise prices greater than the then-current market value (“underwater”) was made primarily to avoid recognizing compensation expense in our future income statements upon the adoption of SFAS 123(R). Because the options were underwater, we believed that these options would not offer a sufficient incentive to our employees when compared to the future compensation expense that we would have incurred under SFAS 123(R).
     We expect the full year 2006 impact to diluted earnings per share to be approximately $0.20. Compensation cost recognized in any period is impacted by the number of stock options granted and the vesting period (which generally is four years), as well as the underlying assumptions used in estimating the fair value on the date of grant.
     Acquisition. On August 31, 2005, we acquired all of the issued and outstanding stock of Evant, and Evant became a wholly-owned subsidiary. Evant is a provider of demand planning and forecasting and replenishment solutions to more than 60 customers in the retail, manufacturing and distribution industries. The acquisition further diversifies our product suite and expands our customer base. We paid an aggregate of $47.2 million in cash, and incurred $0.3 million in acquisition costs and $0.8 million of severance to eliminate duplicative functions. The $47.2 million includes $2.3 million of bonuses paid to employees not retained by us pursuant to an employee bonus plan approved by Evant’s management (the
Form 10-Q

“Evant Bonus Plan”). In addition to the $47.2 million cash paid, we paid $2.8 million into escrow at closing for employee retention purposes pursuant to the Evant Bonus Plan. These funds are being distributed to employees upon completion of up to 12 months of service with us. The $2.8 million has been recorded as a prepaid asset, and we are recording compensation expense ratably over the required employee retention period. As of March 31, 2006, the prepaid asset balance was $0.9 million relating to the bonuses.
     A total of $4.0 million is being held in escrow for 14 months to reimburse us, subject to certain limitations, for potential losses resulting from, among other things, breaches of representations, warranties or covenants in the merger agreement and certain pending and potential claims and other matters specified in the merger agreement; and $0.6 million is being held in escrow for dissenting shareholders as of March 31, 2006 until certain shareholder issues are resolved. The acquisition of Evant was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The operating results of Evant are included in our operations beginning September 1, 2005.
Highlights of First Quarter 2006 Consolidated Financial Results
Summarized highlights of the 2006 first quarter results, as compared to the 2005 first quarter results, are:
•	Consolidated total revenue increased 12% to $62.8 million;
o	Software and hosting revenue was $11.1 million, a decrease of 20%

o	Services revenue posted a record $45.2 million, an increase of 21%
•	Operating income was $3.1 million, down $4.6 million on lower software revenues and the adoption of SFAS 123(R);

•	Diluted earnings per share was $0.08, a decrease of 50% on lower software revenues and the adoption of SFAS 123(R);

•	Cash flow from operations increased 73% to $9.9 million; and

•	Cash and investments on hand at March 31, 2006, was $103.2 million.
Results of Operations
Overview
     Our primary goal is to expand our position as a leading provider of technology-based supply chain solutions that help companies manage the effectiveness and efficiency of their supply chain by delivering integrated, modular solutions to our customers. With the addition and integration of new products resulting from the acquisitions completed during the last three years, along with releases of new versions of our product suite with enhanced functionality, we have been able to accomplish continued revenue growth. With the acquisition of Evant in the third quarter of 2005, we were able to expand our target market to include supply chain planning, which we anticipate will help drive revenue growth during 2006.
     In 2006, we plan to continue to enhance both our supply chain planning and supply chain execution solutions, expand globally and further develop our sales and marketing, including strategic alliances and indirect sales channels. Our success could be limited by several factors, including spending
Form 10-Q

on information technology, the timely release of quality new products and releases, continued market acceptance of our solutions and the introduction of new products by existing or new competitors.
     We continue to experience the effects of a weak spending environment for information technology in Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. We believe that a deterioration in the current business climates within the United States and/or other geographic regions in which we operate, continued delays in capital spending, or the timing of deals closed could have a material adverse impact on our future operations and quarterly results.
     The following table summarizes our consolidated results for the three months ended March 31, 2006 and 2005. The 2006 results include the adoption of SFAS 123(R):

	Quarter Ended	Quarter Ended
	March 31, 2006	March 31, 2005
Revenue	$62,785	$56,307
Costs & expenses	59,672	48,640

Operating income	3,113	7,667
Other income, net	846	485
Income before taxes	3,959	8,152

Net income	$2,288	$4,982

Diluted net income per share	$0.08	$0.16

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005
Revenue

	Quarter Ended March 31,		% Change	% of total Revenue
	2006	2005	2005 to 2006	2006	2005
Software and hosting fees	$11,076	$13,814	-20%	18%	25%
Services	45,162	37,437	21%	72%	66%
Hardware and other	6,547	5,056	29%	10%	9%

Total revenue	$62,785	$56,307	12%	100%	100%

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment. We believe our revenue growth from 2005 to 2006 is attributable to several factors, including, among others, the acquisition of Evant which provided us with a supply chain planning solution, increased services associated with implementations of our expanded product suite, geographic expansion, our market leadership position as to breadth of product offerings, financial stability and a compelling return on investment proposition for our customers.
Form 10-Q

     Software and hosting fees. The decrease in software and hosting fees from the quarter ended March 31, 2005 to the quarter ended March 31, 2006 was attributable to delays in closing deals at the end of the quarter, primarily in the Americas. Sales of our warehouse management solution group decreased by $0.4 million, or 6%, and sales of our other solution groups decreased by $2.3 million, or 33%. From period to period, we continue to see an increase in the diversity of products purchased from us by new and existing customers. This is contributing to the fluctuations in the sales mix of our solutions groups from quarter to quarter.
     By operating segment, Americas sales decreased by $3.2 million, or 27%, from the first quarter of 2005 to the first quarter of 2006, while EMEA and Asia Pacific sales increased by approximately $300,000 and $150,000, respectively, which represented increases of 46% and 10% over the first quarter of 2005.
     Services revenue. The increase in services revenue in the first quarter of 2006 is principally due to: (i) an increase of 32% in the revenue per active consulting engagement required to implement larger projects, the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) a 21% increase in revenue from software enhancement subscription agreements. Over the past several years, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. Our services revenue growth has been and will likely continue to be affected by the mix of products sold. The individual engagements involving our newer products, including TMS, RFID and TPM, typically require less implementation services.
     Hardware and other. Sales of hardware increased by 34% to $4.5 million in the first quarter of 2006 compared to $3.4 million in the first quarter of 2005. Sales of hardware are non-strategic and largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended March 31, 2006 and 2005, reimbursements by customers for out-of-pocket expenses were approximately $2.1 million and $1.7 million, respectively.
     Geographic regions. We manage our business based on three geographic regions: the Americas, EMEA, and Asia Pacific. Geographic revenue information is based on the location of sale. During the first quarters of 2006 and 2005, we derived the majority of our revenues from sales to customers within our Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	March 31,
	2006	2005
Americas	81%	83%
EMEA	11%	12%
Asia Pacific	8%	5%
Form 10-Q

     Revenues in EMEA increased by 5%, but decreased slightly as a percentage of total revenue. There continues to be some negative impact of delayed commitments for capital investments. First quarter revenues in Asia Pacific increased by 61% in absolute dollars and 3% as a percentage of total revenue. We have realized an increase in revenues in Asia Pacific as a result of the additional investments made in Australia, China and Japan. Additional financial data for each geographic region can be found in Note 10 to the Consolidated Financial Statements.
Cost of Revenue

	Quarter Ended March 31,		% Change
	2006	2005	2005 to 2006
Cost of software and hosting fees	$1,164	$1,311	-11%
Amortization of acquired developed technology	452	556	-19%
Cost of services	22,016	17,822	24%
Cost of hardware and other	5,540	4,518	23%
      Cost of software and hosting fees. Cost of software and hosting fees consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. The decrease in cost of software fees in the first quarter of 2006 is attributable to a $100,000 decrease in costs relating to funded software development arrangements and a $90,000 decrease in royalties on third-party software, resulting from the lower software fees in the first quarter of 2006.
      Amortization of acquired developed technology. Amortization of acquired developed technology decreased to $452,000 in the first quarter of 2006 from $556,000 in the first quarter of 2005. The first quarter of 2005 included $375,000 of amortization expense associated with purchased software capitalized as part of the Logisitics.com acquisition, which was full amortized by the end of 2005. The $375,000 decrease was partially offset by the increase resulting from capitalizing approximately $15 million in definite-lived intangible assets in connection with the acquisition of Evant.
      Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the quarter ended March 31, 2006 was principally due to increases in salary-related costs resulting from: (i) a 14% increase in the average number of personnel dedicated to the delivery of professional services outside of India, part of which resulted from the Evant acquisition; (ii) average services personnel in India doubling over the first quarter of 2005; and (iii) annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively. Also contributing to the increase over 2005 was $540,000 of stock compensation expense in the first quarter of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006.
      Cost of hardware and other. Cost of hardware increased to approximately $3.5 million in the first quarter of 2006 from approximately $2.8 million in the first quarter of 2005 as a direct result of higher sales of hardware. The decrease in the cost of hardware and other as a percentage of hardware and other revenue is principally due to an increase in the percentage of hardware products sold with relatively higher gross margins during the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005. Cost of hardware and other includes out-of-pocket expenses to be reimbursed
Form 10-Q

by customers of approximately $2.1 million and $1.7 million for the quarters ended March 31, 2006 and 2005, respectively.
Operating Expenses

	Quarter Ended March 31,		% Change	% of Total Revenue
	2006	2005	2005 to 2006	2006	2005
Research and development	$10,111	$7,678	32%	16%	14%
Sales and marketing	10,136	9,688	5%	16%	17%
General and administrative	8,766	6,699	31%	14%	12%
Amortization of acquisition-related intangibles	765	368	108%	1%	1%
      Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the quarter ended March 31, 2006 was attributable to: (i) a 31% increase in the average number of personnel dedicated to ongoing research and development activities at our offshore development center in India; (ii) an increase of approximately $500,000 in contract labor expense relating to development in the planning and replenishment area; (iii) annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively; and (iv) $243,000 of stock compensation expense in the first quarter of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006. The number of research and development personnel related to our offshore development center increased to 396 at March 31, 2006 from 296 at March 31, 2005. Our principal research and development activities during 2006 and 2005 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of both our comprehensive Integrated Logistics Solutions and Integrated Planning Solutions product suites. In addition, we invested in our Logistics Event Management Architecture (“LEMA”) platform, which is designed to provide our customers with a comprehensive, services-oriented supply chain platform. LEMA delivers database independence, a common data model, single sign-on functionality and an event-driven, long-running transaction processing environment.
      For the quarters ended March 31, 2006 and 2005, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.
      Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses from the first quarter of 2005 to the first quarter of 2006 was attributable to: (i) an increase in global marketing programs of approximately $200,000; (ii) annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively; and (iii) $332,000 of stock compensation expense in the first quarter of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006. The increases were partially off set by approximately $400,000 of lower incentive compensation paid on the lower license and hosting fees in the first quarter of 2006. Sales and marketing headcount was flat year over year.
Form 10-Q

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the quarter ended March 31, 2006 was attributable to: (i) an increase in salary-related costs resulting from an 11% increase in the average number of general and administrative personnel; (ii) an increase of approximately $250,000 in fees relating to the audit of our financial statements and internal controls compliance; (iii) annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively; and (iv) $560,000 of stock compensation expense in the first quarter of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006. Depreciation expense is included in general and administrative expenses and amounted to $2.1 million and $1.9 million during the quarters ended March 31, 2006 and 2005, respectively.
     Amortization of acquisition-related intangibles. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Evant in August 2005, eebiznet in July 2004, Avere, Inc. in January 2004, ReturnCentral, Inc. in June 2003, and Logistics.com, Inc. in December 2002. The increase in the first quarter of 2006 was attributable to the intangible asset amortization expense from the Evant acquisition, which totaled approximately $440,000 in the quarter ended March 31, 2006.
     Acquisition-related charges. At the closing of the Evant acquisition, $2.8 million was deposited into escrow for employee retention purposes and is being distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and is being recorded as compensation expense ratably over the required employee retention period. During the first quarter of 2006, we amortized $0.7 million of the prepaid retention bonuses. As of March 31, 2006, the prepaid asset balance was $0.9 million relating to the bonuses.
Operating Income, Other Income and Taxes

	Quarter Ended March 31,		% Change
	2006	2005	2005 to 2006
Operating income	$3,113	$7,667	-59%
Other income, net	846	485	74%
Income tax provision	1,671	3,170	-47%
     Operating income. The decrease in operating income in the first quarter of 2006 compared to the prior year was driven by a $2.7 million decrease in software and hosting fees and $1.7 million of stock-based compensation expense resulting from the adoption of SFAS 123(R); see Note 6 to the Consolidated Financial Statements.

Form 10-Q

     Other income, net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income was $0.7 million in 2006 versus $0.9 million in 2005 decreasing on lower overall cash balances. The weighted-average interest rate earned on investment securities during the three month periods ended March 31, 2006 and March 31, 2005 was approximately 3.3% and 2.2%, respectively. We recorded a net foreign currency gain of $130,000 during the three months ended March 31, 2006 and a net foreign currency loss of $430,000 during the three months ended March 31, 2005. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound and the Euro.
     Income tax provision. Our effective income tax rates were 42.2% and 38.9% in the quarters ended March 31, 2006 and 2005, respectively. The first quarter 2006 rate increase includes the impact of non-deductible stock compensation expense resulting from our adoption of SFAS 123(R) on January 1, 2006.
Liquidity and Capital Resources
     We have funded our operations through cash generated from operations. As of March 31, 2006, we had approximately $103.2 million in cash, cash equivalents and investments, as compared to $93.7 million at December 31, 2005.
     Our operating activities provided cash of approximately $9.9 million for the quarter ended March 31, 2006 and $5.7 million for the quarter ended March 31, 2005. Cash from operating activities for the quarter ended March 31, 2006 arose principally from operating income, a decrease in accounts receivable and an increase in deferred revenue, offset by a decrease in accounts payable and accrued liabilities. Cash from operating activities for the quarter ended March 31, 2005 arose principally from operating income, increases in deferred revenue and income taxes payable, offset by increases in accounts receivable and other assets and a decrease in accounts payable and accrued liabilities. Days sales outstanding decreased to 72 days at March 31, 2006 from 81 days at December 31, 2005, as a result of strong first quarter collections in the Americas and Europe.
     Our investing activities used cash of approximately $14.8 million for the quarter ended March 31, 2006, and provided cash of approximately $34.3 million for the quarter ended March 31, 2005. The use of cash for investing activities for the quarter ended March 31, 2006 was the purchase of approximately $2.2 million of capital equipment and the net purchases of investments of approximately $12.6 million. The source of cash for investing activities for the quarter ended March 31, 2005 was from net sales and maturities of investments of $36.9 million, partially off set by purchases of approximately $2.5 million of capital equipment to support our business and infrastructure.
     Our financing activities provided cash of approximately $2.2 million and $60,000 for the three months ended March 31, 2006 and 2005, respectively. The source of cash provided by financing activities was from the proceeds of the issuance of common stock pursuant to the exercise of stock options, partially offset by the repayment of capital lease obligations. In addition, there were excess tax benefits from stock based compensation of $1.1 million in the first quarter of 2006.
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

Form 10-Q

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
     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made estimates and judgments relating to certain amounts included in the financial statements. As a result, application of these accounting policies will cause actual results to differ from these estimates.
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

Form 10-Q

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
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). Results for prior periods have not been restated. SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
     Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock compensation expense. We periodically review all assumptions used in our stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock compensation expense.
Accounts Receivable
     We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in aggregate accounted for 17% and 14% of total

Form 10-Q

revenue for the quarters ended March 31, 2006 and 2005, respectively. No single customer accounted for more than 10% of revenue in the first quarters of 2006 or 2005.
     During the second quarter of 2005, we recorded a $2.8 million bad debt provision for the entire amount of the accounts receivable due from the large customer, as we considered collection to be doubtful. The $2.8 million bad debt provision is our best estimate of costs to be incurred with respect to the matter. However, this amount may change if litigation expenses are incurred or a settlement is reached that are not covered by our corporate insurance policies. While no assurance can be given regarding the outcome of this matter because of the nature and inherent uncertainties of disputes, should the outcome of this matter be unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At March 31, 2006, our goodwill balance was $54.6 million and our intangible assets with definite lives balance was $18.0 million, net of accumulated amortization.
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

Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Business
     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, France, Australia, Japan, China, Singapore and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases.
     We recognized a foreign exchange rate loss of approximately $430,000 during the first quarter of 2005 and a foreign exchange rate gain of $130,000 during the first quarter of 2006. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at March 31, 2006 relative to the U.S. dollar would result in approximately a $1.1 million change in the reported foreign currency loss for the three months ended March 31, 2006.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities for the quarters ended March 31, 2006 and March 31, 2005 was approximately 3.3% and 2.2%, respectively. The fair value of cash equivalents and investments held at March 31, 2006 was approximately $89.2 million. Based on the average investments outstanding during the quarter ended March 31, 2006, an increase or decrease of 25 basis points would result in an increase or decrease to interest income of $53,000 from the reported interest income for the three months ended March 31, 2006.

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
     During the first quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
     We are in litigation with a large German customer regarding their delayed implementation of our warehouse management system. During the second quarter of 2005, we recorded a $2.8 million bad debt provision for the entire amount of the accounts receivable due from the large customer, as we considered collection to be doubtful. The $2.8 million bad debt provision is our best estimate of costs to be incurred with respect to the matter. However, this amount may change if litigation expenses are incurred or a settlement is reached that are not covered by our corporate insurance policies. While no assurance can be given regarding the outcome of this matter because of the nature and inherent uncertainties of disputes, should the outcome of this matter be unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Item 1A. Risk Factors.
     No events occurred during the quarter covered by the report that would require a response to this item.

Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In February 2005, our Board of Directors authorized us to purchase up to $20 million of our common stock, including the amount that had previously been approved but not yet repurchased, over a period ending no later than February 3, 2006. In July 2005, our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 21, 2006. A summary of purchases during the first quarter of 2006 is as follows:

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1 — January 31, 2006	—	—	—	$8,965,463
February 1 — February 28, 2006	—	—	—	8,965,463
March 1 — March 31, 2006	—	—	—	8,965,463

Total	—	—	—	$8,965,463
Item 3. Defaults Upon Senior Securities.
     No events occurred during the quarter covered by the report that would require a response to this item.
Item 4. Submission of Matters to a Vote of Security Holders.
     No events occurred during the quarter covered by the report that would require a response to this item.
Item 5. Other Information.
     No events occurred during the quarter covered by the report that would require a response to this item.
Item 6. Exhibits.

Exhibit 10.1	Form of Composite Stock Option Agreement.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MANHATTAN ASSOCIATES, INC.

Date: May 4, 2006	/s/ Peter F. Sinisgalli

Peter F. Sinisgalli
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 4, 2006	/s/ Dennis B. Story

Dennis B. Story
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Form 10-Q

EXHIBIT INDEX

Exhibit 10.1	Form of Composite Stock Option Agreement

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002