Form 10-Q
period 2006-06-30
MANHATTAN ASSOCIATES INC
filed 2006-08-04
CIK 1056696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes   ☐  No  ☑
The number of shares of the Registrant’s class of capital stock outstanding as of August 4, 2006, the latest practicable date, is as follows: 27,147,693 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended June 30, 2006
Form 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,265	$19,419
Short term investments	69,931	36,091
Accounts receivable, net of a $4,877 and $4,892 allowance for doubtful accounts in 2006 and 2005, respectively	51,483	58,623
Deferred income taxes	6,284	6,377
Refundable income taxes	476	449
Prepaid expenses and other current assets	10,139	11,268

Total current assets	152,578	132,227

Property and equipment, net	15,006	14,240
Long-term investments	29,035	38,165
Acquisition-related intangible assets, net	16,788	19,213
Goodwill	54,607	54,607
Deferred income taxes	12,566	11,995
Other assets	4,900	2,951

Total assets	$285,480	$273,398

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,106	$7,904
Accrued compensation and benefits	15,468	15,224
Accrued and other liabilities	13,906	13,971
Deferred revenue	31,216	27,204
Income taxes payable	5,464	2,535
Current portion of capital lease obligations	75	147

Total current liabilities	72,235	66,985

Other non-current liabilities	982	1,015

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2006 or 2005	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 27,033,561 shares issued and outstanding in 2006 and 27,207,260 shares issued and outstanding in 2005	270	272
Additional paid-in capital	85,007	87,476
Retained earnings	126,263	116,990
Accumulated other comprehensive income	723	863
Deferred compensation	—	(203)

Total shareholders’ equity	212,263	205,398

Total liabilities and shareholders’ equity	$285,480	$273,398

See accompanying Notes to Condensed Consolidated Financial Statements.
Form 10-Q

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Software and hosting	$21,247	$14,633	$32,323	$28,447
Services	48,431	41,266	93,593	78,703
Hardware and other	8,223	5,470	14,770	10,526

Total revenue	77,901	61,369	140,686	117,676

Costs and Expenses:
Cost of software and hosting	1,846	1,249	3,010	2,560
Cost of services	23,661	18,131	45,677	35,953
Cost of hardware and other	7,432	4,584	12,972	9,102
Research and development	10,522	7,869	20,633	15,547
Sales and marketing	12,475	10,507	22,611	20,195
General and administrative	7,259	5,236	13,967	10,067
Depreciation and amortization	3,262	3,084	6,537	5,876
Severance, accounts receivable, and acquisition-related charges	607	4,400	1,329	4,400

Total costs and expenses	67,064	55,060	126,736	103,700

Operating income	10,837	6,309	13,950	13,976

Other income, net	1,251	609	2,097	1,094

Income before income taxes	12,088	6,918	16,047	15,070
Income tax provision	5,103	3,966	6,774	7,136

Net income	$6,985	$2,952	$9,273	$7,934

Basic earnings per share	$0.26	$0.10	$0.34	$0.27
Diluted earnings per share	$0.25	$0.10	$0.34	$0.26

Weighted average number of shares:
Basic	27,305	29,174	27,302	29,396
Diluted	27,480	29,764	27,558	30,015
See accompanying Notes to Condensed Consolidated Financial Statements.
Form 10-Q

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net income	$9,273	$7,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,537	5,876
Stock compensation	3,688	122
Gain on disposal of equipment	(28)	—
Tax benefit of options exercised	1,632	(47)
Excess tax benefits from stock based compensation	(1,345)	—
Deferred income taxes	(513)	2,776
Unrealized foreign currency loss	415	931
Changes in operating assets and liabilities:
Accounts receivable, net	6,994	(1,389)
Other assets	(1,363)	(2,476)
Prepaid retention bonus	1,219	—
Accounts payable, accrued and other liabilities	(2,018)	3,052
Income taxes	2,908	1,149
Deferred revenue	4,044	2,458

Net cash provided by operating activities	31,443	20,386

Investing activities:
Purchase of property and equipment	(4,798)	(4,648)
Net maturities (purchases) of investments	(24,646)	(382)
Payments in connection with various acquisitions	—	(166)

Net cash used in investing activities	(29,444)	(5,196)

Financing activities:
Payment of capital lease obligations	(72)	(69)
Purchase of common stock	(8,960)	(19,977)
Excess tax benefits from stock based compensation	1,345	—
Proceeds from issurance of common stock from options exercised	1,372	582

Net cash used in financing activities	(6,315)	(19,464)

Foreign currency impact on cash	(838)	(516)

Net change in cash and cash equivalents	(5,154)	(4,790)
Cash and cash equivalents at beginning of period	19,419	37,429

Cash and cash equivalents at end of period	$14,265	$32,639

See accompanying Notes to Condensed Consolidated Financial Statements.
Form 10-Q

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(unaudited)
1.	Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at June 30, 2006, the results of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005. The results for the three and six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2005.
2.	Principles of Consolidation
     The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
     Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties that are integrated with and complementary to our software solutions. As part of a complete solution, our customers periodically purchase hardware from us in conjunction with the licensing of software. These products include computer hardware, radio frequency terminal networks, radio frequency identification (RFID) chip readers, bar code printers and scanners and other peripherals. Hardware revenue is recognized upon shipment to the customer when title passes. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $2.9 million and $2.0 million for the three months ended June 30, 2006 and 2005, respectively, and $5.0 million and $3.7 million for the six months ended June 30, 2006 and 2005, respectively.
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
     On August 31, 2005, we acquired all of the issued and outstanding stock of Evant, Inc. (“Evant”), and Evant became a wholly-owned subsidiary. Evant is a provider of demand planning and forecasting and replenishment solutions to more than 60 customers in the retail, manufacturing and distribution industries. The acquisition further diversifies our product suite and expands our customer base. We paid an aggregate of $47.2 million in cash, and incurred $0.3 million in acquisition costs and $0.8 million of severance to eliminate duplicative functions. The $47.2 million includes $2.8 million of bonuses paid to employees not retained by us pursuant to an employee bonus plan approved by Evant’s management (the “Evant Bonus Plan”). In addition to the $47.2 million cash paid, we paid $2.8 million into escrow at closing for employee retention purposes pursuant to the Evant Bonus Plan. These funds are being distributed to employees upon completion of up to 12 months of service with us. The $2.8 million has been recorded as a prepaid asset, and we are recording compensation expense ratably over the required employee retention period. During the second quarter of 2006, we amortized $0.5 million of the prepaid retention bonuses. Total amortization of the prepaid retention bonuses for the first six months was $1.2 million. The expense was included in a separate line item in the Condensed Consolidated Statement of Income under Acquisition-related Charges. As of June 30, 2006, the prepaid asset balance was $0.4 million relating to the bonuses.
     A total of $4.0 million is being held in escrow for 14 months to reimburse us, subject to certain limitations, for potential losses resulting from, among other things, breaches of representations, warranties or covenants in the merger agreement and certain pending and potential claims and other matters specified in the merger agreement; and $0.6 million is being held in escrow for dissenting shareholders as of June 30, 2006 until certain shareholder issues are resolved. The acquisition of Evant was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The operating results of Evant are included in our operations beginning September 1, 2005.
6.	Stock-Based Compensation
     At June 30, 2006, we have two stock-based employee compensation plans, which are described below. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” No expense associated with employee stock options was recognized prior to January 1, 2006 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock awards were valued based on the quoted fair market value of our stock on the date of grant and recorded as deferred compensation, a reduction of shareholders’ equity. The common stock and additional paid-in capital balances were also adjusted on the date of grant to reflect the issuance of the restricted stock awards. The deferred compensation was amortized to expense over the vesting periods on a straight line basis.
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
     We recorded stock option compensation cost of $1.9 million and related income tax benefits of $0.3 million during the three months ended June 30, 2006, respectively. For the first half of the year, we recorded stock option compensation cost of $3.6 million and related income tax benefits of $0.8 million, respectively. Additionally, under the provisions of SFAS 123(R), restricted stock awards are not deemed to be issued until the end of the vesting period. Compensation cost is recorded over the vesting period directly to paid-in capital. Thus, we eliminated our deferred compensation balance as of January 1, 2006 with an offsetting reduction to additional paid-in capital.
     Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. We generated excess tax benefits of $1.3 million during the six months ended June 30, 2006.
     The following table shows the net increases (decreases) in selected financial statement line items for the three and six months ended June 30, 2006 that resulted from adopting SFAS 123(R) on January 1, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(in thousands, except per share amounts)
Operating income	$(1,944)	$(3,620)
Income before income taxes	$(1,944)	$(3,620)
Net income	$(1,641)	$(2,818)
Basic net income per share	$(0.06)	$(0.10)
Diluted net income per share	$(0.06)	$(0.10)

Net cash provided by operating activities	$(200)	$(1,345)
Net cash provided by financing activities	$200	$1,345
Form 10-Q

6.	Stock-Based Compensation (continued)
     The following disclosure shows what our net earnings and earnings per share would have been using the fair value compensation model under SFAS 123(R) for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share amounts)
Net income (loss):
As reported	$2,952	$7,934
Add: Stock-based employee compensation expense included in reported net income, net of taxes	19	77
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of taxes	(4,426)	(9,032)

Pro forma in accordance with SFAS No. 123(R)	$(1,455)	$(1,021)
Basic net income (loss) per share:
As reported	$0.10	$0.27
Pro forma in accordance with SFAS No. 123(R)	$(0.05)	$(0.03)
Diluted net income (loss) per share:
As reported	$0.10	$0.26
Pro forma in accordance with SFAS No. 123(R)	$(0.05)	$(0.03)
     Pro forma stock compensation during the three and six months ended June 30, 2005 was previously disclosed including expenses associated with certain employees that had forfeited awards in earlier periods. As a result, the pro forma information was restated to correctly exclude these forfeited awards. The impact of the restatement is presented below:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	(in thousands, except per share amounts)
	As		As
	previously		previously
	reported	As restated	reported	As restated
Pro forma net loss	$(1,502)	$(1,455)	$(2,034)	$(1,021)

Pro forma net loss per share:
Basic	$(0.05)	$(0.05)	$(0.07)	$(0.03)
Diluted	$(0.05)	$(0.05)	$(0.07)	$(0.03)
     Stock-based compensation expense of $4.4 million and $9.0 million for the three and six months ended June 30, 2005, respectively, decreased on a pro forma basis to $1.9 million and $3.6 million for the three and six months ended June 30, 2006, respectively, due to the acceleration of vesting of stock options with an exercise price of $22.09 or higher in the fourth quarter of 2005. The accelerated vesting affected options for approximately 765 option holders, representing 1.9 million shares of the Company’s common stock. In order to prevent unintended personal benefits to individuals resulting from the accelerated vesting of options, we imposed sales restrictions on shares acquired upon exercise of these options that parallel the vesting requirements of the original options. These sales restrictions on the shares acquired continue following termination of employment until the original vesting dates are reached.
Form 10-Q

6. Stock-Based Compensation (continued)
     The accelerated vesting of these stock options with exercise prices greater than the then-current market value (“underwater”) was made primarily to avoid recognizing compensation expense in our future income statements upon the adoption of SFAS 123(R) for underwater options that we believed would not offer a sufficient incentive to our employees when compared to the future compensation expense that we would have incurred under SFAS 123(R).
     The acceleration resulted in additional pro forma compensation expense of $33.3 million, equal to the unamortized fair value of the options, and $3.9 million representing the incremental value of the options as of the modification date. The total impact to pro forma net income during the fourth quarter of 2005 was $26.9 million.
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
     As of June 30, 2006, the Stock Incentive Plan provides for issuance of up to 16,010,111 shares of common stock (subject to adjustment in the event of stock splits and other similar events), less the number of shares issued under the LLC Option Plan, in the form of stock options and other stock incentives. The number of shares available for issuance under the Plan is automatically adjusted, without shareholder approval, on the first day of each fiscal year, beginning with the 2000 fiscal year, by a number of shares such that the total number of shares reserved for issuance under the Plan equals the sum of (i) the aggregate number of shares previously issued under the Plan and the LLC Option Plan; (ii) the aggregate number of shares subject to then outstanding stock incentives granted under the Plan and the LLC Option Plan; and (iii) 5% of the number of shares of common stock outstanding on the last day of the preceding fiscal year. However, no more than 1,000,000 of the shares available for grant each year shall be available for issuance pursuant to incentive stock options, and no more than 10,000,000 shares resulting from such automatic adjustments may ever be issued during the term of the Plan.
Form 10-Q

6. Stock-Based Compensation (continued)
Stock Option Awards
     A summary of changes in outstanding options for the period ended June 30, 2006 is as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Oustanding at January 1, 2006	8,149,215	$23.83
Granted	800,000	$21.06
Canceled	(673,575)	$26.68
Exercised	(266,091)	$5.20

Oustanding at June 30, 2006	8,009,549	$23.93	6.4	$12,750

Vested or expected to vest at June 30, 2006	7,603,645	$24.10	6.3	$12,213

Exercisable at June 30, 2006	6,781,131	$24.48	6.2	$11,363
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2006 and 2005:

	2006	2005
Dividend yield	0%	0%
Expected volatility	57%	58%
Risk-free interest rate at the date of grant	4.8%	4.1%
Expected life (in years)	5.0	5.4
     Effective January 1, 2006, expected volatilities are based on a combination of historical volatility of our stock and implied volatility of our publicly traded stock options. Due to the limited trading volume of our publicly traded options, we place a greater emphasis on historical volatility. Previously, we had relied exclusively on historical volatility, disregarding periods of time in which our share price was extraordinarily volatile because of circumstances that were not expected to recur. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a term approximating the expected term. Using these assumptions, the weighted average fair values of the stock options granted during the six months ended June 30, 2006 and 2005 are $11.39 and $12.28, respectively.
     Options with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the six months ended June 30, 2006 and June 30, 2005, we issued 266,091 and 53,149 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 based on market value at the exercise dates was $4.3 million and $0.6 million, respectively. As of June 30, 2006, unrecognized compensation cost related to unvested stock option awards totaled $9.6 million and is expected to be recognized over a weighted average period of 1.8 years.
Form 10-Q

6. Stock-Based Compensation (continued)
Restricted Stock Awards
     We also issued shares of restricted stock under the Stock Incentive Plan. A summary of changes in unvested shares of restricted stock for the period ended June 30, 2006 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding, unvested at January 1, 2006	10,587	$28.57
Granted	—	$—
Vested	(4,377)	$(28.71)
Forfeited	—	$—

Outstanding, unvested at June 30, 2006	6,210	$28.47

     There were no shares of restricted stock issued during 2006 and 2005. The total fair value of restricted stock awards vested during the six months ended June 30, 2006 and 2005 based on market value at the vesting dates was $0.1 million and $0.8 million, respectively. As of June 30, 2006, unrecognized compensation cost related to unvested restricted stock awards totaled $0.1 million and is expected to be recognized over a weighted average period of 1.1 years.
7. Comprehensive Income
     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
     The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net income	$6,985	$2,952	$9,273	$7,934
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of taxes	21	107	64	(5)
Foreign currency translation adjustment, net of taxes	(47)	(58)	(203)	(205)

Total other comprehensive loss, net of taxes	(26)	49	(139)	(210)

Comprehensive income	$6,959	$3,001	$9,134	$7,724

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
     The following is a reconciliation of the income and share amounts used in the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income	$6,985	$2,952	$9,273	$7,934

Earnings per Share:
Basic	$0.26	$0.10	$0.34	$0.27
Effect of CESs	(0.01)	—	—	(0.01)

Diluted	$0.25	$0.10	$0.34	$0.26

Weighted average number of shares:
Basic	27,305	29,174	27,302	29,396
Effect of CESs	175	590	256	619

Diluted	27,480	29,764	27,558	30,015
     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 6,833,758 shares and 6,008,469 shares for the three months ended June 30, 2006 and 2005, respectively and 6,553,808 shares and 5,919,963 shares for the six months ended June 30, 2006 and 2005, respectively. Such shares were not included because they were antidilutive.
9. Contingencies
     We are in litigation with a large German customer regarding their delayed implementation of our warehouse management system. During the second quarter of 2005, we recorded a $2.8 million bad debt provision for the entire amount of the accounts receivable due from the large customer, as we considered collection to be doubtful. The $2.8 million bad debt provision is our best estimate of costs to be incurred with respect to this matter. However, this amount may change if litigation expenses are incurred or a settlement is reached that are not covered by our corporate insurance policies. While no assurance can be given regarding the outcome of this matter because of the nature and inherent uncertainties of disputes, should the outcome be unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
     The Americas segment charges royalty fees to the EMEA and Asia Pacific segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.7 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively, and $1.3 million and $1.0 million for the six months ended June 30, 2006 and 2005 are included in cost of revenue in EMEA and Asia Pacific with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems and general and administrative costs. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with our India operations.
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have included a summary of the financial information by operating segment. The following table presents the revenues, expenses and operating income (loss) by operating segment for the three and six months ended June 30, 2006 and 2005 (in thousands):
Form 10-Q

10. Operating Segments (continued)

	For the three months ended June 30, 2006
	Americas	EMEA	Asia Pacific	Total
Revenue:
Software and hosting	$18,652	$1,225	$1,370	$21,247
Services	39,129	5,411	3,891	48,431
Hardware and other	7,914	214	95	8,223

Total revenue	65,695	6,850	5,356	77,901

Costs and Expenses:
Cost of revenue	25,475	4,080	3,384	32,939
Operating expenses	30,125	2,767	1,233	34,125

Total costs and expenses	55,600	6,847	4,617	67,064

Operating income	$10,095	$3	$739	$10,837

	For the three months ended June 30, 2005
	Americas	EMEA	Asia Pacific	Total
Revenue:
Software and hosting	$12,715	$868	$1,050	$14,633
Services	32,434	6,215	2,617	41,266
Hardware and other	4,424	841	205	5,470

Total revenue	49,573	7,924	3,872	61,369

Costs and Expenses:
Cost of revenue	16,609	5,162	2,193	23,964
Operating expenses	22,425	7,417	1,254	31,096

Total costs and expenses	39,034	12,579	3,447	55,060

Operating income (loss)	$10,539	$(4,655)	$425	$6,309

Form 10-Q

10. Operating Segments (continued)

	For the six months ended June 30, 2006
	Americas	EMEA	Asia Pacific	Total
Revenue:
Software and hosting	$27,209	$2,183	$2,931	$32,323
Services	75,471	11,159	6,963	93,593
Hardware and other	14,158	460	152	14,770

Total revenue	116,838	13,802	10,046	140,686

Costs and Expenses:
Cost of revenue	47,167	8,101	6,391	61,659
Operating expenses	57,109	5,453	2,515	65,077

Total costs and expenses	104,276	13,554	8,906	126,736

Operating income	$12,562	$248	$1,140	$13,950

	For the six months ended June 30, 2005
	Americas	EMEA	Asia Pacific	Total
Revenue:
Software and hosting	$24,455	$1,524	$2,468	$28,447
Services	62,651	11,964	4,088	78,703
Hardware and other	9,243	1,062	221	10,526

Total revenue	96,349	14,550	6,777	117,676

Costs and Expenses:
Cost of revenue	33,525	10,173	3,917	47,615
Operating expenses	43,178	10,346	2,561	56,085

Total costs and expenses	76,703	20,519	6,478	103,700

Operating income (loss)	$19,646	$(5,969)	$299	$13,976

Form 10-Q

11. New Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123(R), which requires us to expense share-based payments, including employee stock options, based on their fair value. We adopted SFAS 123(R) on January 1, 2006. We discuss our adoption of SFAS 123(R) and the adoption’s effects in Note 6 to our Condensed Consolidated Financial Statements in this quarterly report.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing FIN 48 and have not determined the impact that the adoption of FIN 48 will have on our consolidated financial statements.
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
     The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005.
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
     We refer to the combination of our supply chain execution solutions as Integrated Logistics Solution™. Integrated Logistics Solutions consist of Distributed Order Management, Warehouse Management, Slotting Optimization, Labor Management, Yard Management, Transportation
Form 10-Q

Management Systems (TMS), Trading Partner Management (TPM), Reverse Logistics Management and RFID Solutions. Distributed Order Management manages the order fulfillment process, capturing and allocating orders across the supply chain to balance supply with demand. Warehouse Management manages the processes that take place in a distribution center, beginning with the placement of an order by a customer and ending with order fulfillment. Slotting Optimization determines the optimal layout of a facility. Labor Management enables the tracking, monitoring and management of employee activities within the warehouse. Transportation Management allows companies to optimally plan and execute transportation services. Yard Management plans, executes, tracks and audits all incoming and outgoing loads, managing both the yard and dock door. Trading Partner Management synchronizes the business processes and communication of suppliers, manufacturers, distributors, logistics service providers and customers. Reverse Logistics Management manages and automates the returns process—tracking, storing, referencing and reporting on returned merchandise to increase net asset recovery. Our RFID Solutions help capture and track EPC data and utilize this information to better manage and track inventory.
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
     Certain developments described in the next section affect the comparability of our financial results for the three and six months ended June 30, 2006 and 2005.
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
     As a result of adopting SFAS 123(R) on January 1, 2006, our income before income taxes and net income for the three months ended June 30, 2006 were $1.9 million and $1.6 million lower, respectively, and our income before income taxes and net income for the six months ended June 30, 2006 were $3.6 million and $2.8 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three and six
Form 10-Q

months ended June 30, 2006, were each $0.06 and $0.10 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25.
     The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Effective January 1, 2006, expected volatilities are based on a combination of historical volatility of our stock and implied volatility of our publicly traded stock options. Due to the limited trading volume of our publicly traded options, we place a greater emphasis on historical volatility. Previously, we had relied exclusively on historical volatility, disregarding periods of time in which our share price was extraordinarily volatile because of circumstances that were not expected to recur. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a term approximating the expected term. The weighted-average grant-date fair values of options granted during the six months ended June 30, 2006 and 2005 were $11.39 and $12.28, respectively. We recognize compensation cost for awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. At June 30, 2006, the unamortized compensation cost related to stock option awards totaled $9.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.
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
     The accelerated vesting of these stock options with exercise prices greater than the then-current market value (“underwater”) was made primarily to avoid recognizing compensation expense in our future income statements upon the adoption of SFAS 123(R) for underwater options that we believed would not offer a sufficient incentive to our employees when compared to the future compensation expense that we would have incurred under SFAS 123(R).
     We expect the full year 2006 impact to diluted earnings per share to be approximately $0.20. Compensation cost recognized in any period is impacted by the number of stock options granted and the vesting period (which generally is four years), as well as the underlying assumptions used in estimating the fair value on the date of grant. This estimate is dependent upon a number of variables such as the number of options awarded, cancelled or exercised and fluctuations in the Company’s share price during the year.
     Acquisition. On August 31, 2005, we acquired all of the issued and outstanding stock of Evant, and Evant became a wholly-owned subsidiary. Evant is a provider of demand planning and forecasting and replenishment solutions to more than 60 customers in the retail, manufacturing and distribution industries. The acquisition further diversifies our product suite and expands our customer base. We paid an aggregate of $47.2 million in cash, and incurred $0.3 million in acquisition costs and $0.8 million of severance to eliminate duplicative functions. The $47.2 million includes $2.3 million of bonuses paid to employees not retained by us pursuant to an employee bonus plan approved by Evant’s management (the
Form 10-Q

“Evant Bonus Plan”). In addition to the $47.2 million cash paid, we paid $2.8 million into escrow at closing for employee retention purposes pursuant to the Evant Bonus Plan. These funds are being distributed to employees upon completion of up to 12 months of service with us. The $2.8 million has been recorded as a prepaid asset, and we are recording compensation expense ratably over the required employee retention period. As of June 30, 2006, the prepaid asset balance was $0.4 million relating to the bonuses.
     A total of $4.0 million is being held in escrow for 14 months to reimburse us, subject to certain limitations, for potential losses resulting from, among other things, breaches of representations, warranties or covenants in the merger agreement and certain pending and potential claims and other matters specified in the merger agreement; and $0.6 million is being held in escrow for dissenting shareholders as of June 30, 2006 until certain shareholder issues are resolved. The acquisition of Evant was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The operating results of Evant are included in our operations beginning September 1, 2005.
Highlights of Second Quarter 2006 Condensed Consolidated Financial Results
Summarized highlights of the 2006 second quarter results, as compared to the 2005 second quarter, are:
•	Consolidated revenue increased 27% to a record $77.9 million;
o	Software and hosting revenue was $21.2 million, an increase of 45%

o	Services revenue totaled $48.4 million, a 17% increase
•	Operating income was $10.8 million, up 72% or $4.5 million on higher software and hosting revenues;

•	Diluted earnings per share was $0.25, increasing 150%;

•	Cash flow from operations increased 47% to a record $21.5 million, with YTD totaling $31.4 million, up 54%;

•	Cash and investments on hand at June 30, 2006, was $113.2 million;

•	The Company repurchased 439,790 shares of its common stock totaling $9.0 million at an average share price of $20.33 in the quarter, thereby completing its $50 million buyback program approved in July 2005; and

•	In July 2006, the Board of Directors approved the repurchase of up to an additional $50 million of the Company’s outstanding common stock.
Results of Operations
Overview
     Our primary goal is to expand our position as a leading provider of technology-based supply chain solutions that help companies manage the effectiveness and efficiency of their supply chain by delivering integrated, modular solutions to our customers. With the addition and integration of new products resulting from the acquisitions completed during the last three years, along with releases of new versions of our product suite with enhanced functionality, we have been able to accomplish continued revenue growth. In addition, the Evant acquisition in the third quarter of 2005 has expanded our target market to include supply chain planning, which we anticipate will help drive revenue growth.
Form 10-Q

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
     We continue to experience the effects of a weak spending environment for information technology in Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. Separately, we believe that a deterioration in the current business climates within the United States and/or other geographic regions in which we operate, continued delays in capital spending, or the timing of deals closed could have a material adverse impact on our future operations and quarterly results.
     The following table summarizes our consolidated results for the three and six months ended June 30, 2006 and 2005. The 2006 results include the adoption of SFAS 123(R):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)		(in thousands)
Revenue	$77,901	$61,369	$140,686	$117,676
Costs & expenses	67,064	55,060	126,736	103,700

Operating income	10,837	6,309	13,950	13,976
Other income, net	1,251	609	2,097	1,094

Income before taxes	12,088	6,918	16,047	15,070
Net income	$6,985	$2,952	$9,273	$7,934

Diluted net income per share	$0.25	$0.10	$0.34	$0.26

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005
Revenue

	Quarter Ended June 30,		% Change	% of total Revenue
	2006	2005	2005 to 2006	2006	2005
	(in thousands)
Software and hosting	$21,247	$14,633	45%	27%	24%
Services	48,431	41,266	17%	62%	67%
Hardware and other	8,223	5,470	50%	11%	9%

Total revenue	$77,901	$61,369	27%	100%	100%

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
Form 10-Q

expanded product suite, geographic expansion, our market leadership position as to breadth of product offerings, financial stability and a compelling return on investment proposition for our customers.
     Software and hosting revenue. The increase in software and hosting revenue from the quarter ended June 30, 2005 to the quarter ended June 30, 2006 was attributable to increases in sales of our warehouse management solution group, which increased by $3.2 million, or 47%, and sales of our other solution groups, which increased by $3.4 million, or 43%. From period to period, we continue to see an increase in the diversity of products purchased from us by new and existing customers.
     Also impacting the change from the second quarter of 2005 to the second quarter of 2006 was sales by operating segment. The Americas software sales increased by $5.9 million, or 47%, from the second quarter of 2005 to the second quarter of 2006, while EMEA software sales increased by $0.4 million, or 41%, and Asia Pacific software sales increased by $0.3 million, or 30%, over the second quarter of 2005.
     Services revenue. The increase in services revenue in the second quarter of 2006 is principally due to: (i) an increase of 17% in the revenue per active consulting engagement required to implement larger projects, the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) a 21% increase in revenue from software enhancement subscription agreements. Over the past several years, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. Our services revenue growth has been and will likely continue to be affected by the mix of products sold. The individual engagements involving our newer products, including TMS, RFID and TPM, typically require less implementation services.
     Hardware and other. Sales of hardware increased by 51% to $5.3 million in the second quarter of 2006 compared to $3.5 million in the second quarter of 2005. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended June 30, 2006 and 2005, reimbursements by customers for out-of-pocket expenses were approximately $2.9 million and $2.0 million, respectively.
     Geographic regions. We manage our business based on three geographic regions: the Americas, EMEA, and Asia Pacific. Geographic revenue information is based on the location of sale. During the second quarters of 2006 and 2005, we derived the majority of our revenues from sales to customers within our Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three Months Ended
	June 30,
	2006	2005
Americas	84%	81%
EMEA	9%	13%
Asia Pacific	7%	6%
     Revenues in Americas increased by 33% in absolute dollars and 3% as a percentage of total revenue due to record software sales and services revenue during the quarter. Revenues in EMEA decreased by 14% in absolute dollars and 4% as a percentage of total revenue. We had positive
Form 10-Q

percentage license growth in EMEA; however, the continued weak spending environment has put downward pressure on our services and hardware revenues in the region due to a lack of sustained big deal growth. Second quarter revenues in Asia Pacific increased by 38% in absolute dollars and 1% as a percentage of total revenue. Additional financial data for each geographic region can be found in Note 10 to the Condensed Consolidated Financial Statements.
Cost of Revenue

	Quarter Ended June 30,		% Change
	2006	2005	2005 to 2006
	(in thousands)
Cost of software and hosting	$1,846	$1,249	48%
Cost of services	$23,661	$18,131	31%
Cost of hardware and other	$7,432	$4,584	62%
     Cost of software and hosting. Cost of software and hosting consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. The increase in cost of software in the second quarter of 2006 is attributable to a 45% increase in license revenues.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the quarter ended June 30, 2006 was principally due to increases in salary-related costs resulting from: (i) a 16% increase in the average number of personnel dedicated to the delivery of professional services outside of India, part of which resulted from the Evant acquisition; (ii) average services personnel in India increased by 82% over the second quarter of 2005; (iii) a $0.8 million increase in bonus expense based on our cumulative performance relative to internal plans; and (iv) annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively. Also contributing to the increase over 2005 was $0.5 million of stock compensation expense in the second quarter of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006.
     Cost of hardware and other. Cost of hardware increased to approximately $4.5 million in the second quarter of 2006 from approximately $2.6 million in the second quarter of 2005 as a direct result of higher sales of hardware. The increase in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with lower gross margins during the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $2.9 million and $2.0 million for the quarters ended June 30, 2006 and 2005, respectively.
Form 10-Q

Operating Expenses

	Quarter Ended June 30,		% Change	% of Total Revenue
	2006	2005	2005 to 2006	2006	2005
	(in thousands)
Research and development	$10,522	$7,869	34%	14%	13%
Sales and marketing	$12,475	$10,507	19%	16%	17%
General and administrative	$7,259	$5,236	39%	9%	9%
Depreciation and amortization	$3,262	$3,084	6%	4%	5%
Severance, accounts receivable and acquisition-related charges	$607	$4,400	(86%)	1%	7%
     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the quarter ended June 30, 2006 was attributable to: (i) a 37% increase in the average number of personnel dedicated to ongoing research and development activities in our India operations; (ii) an increase of approximately $0.3 million in contract labor expense relating to development in the planning and replenishment area; (iii) a $0.3 million increase in bonus expense based on our cumulative performance relative to internal plans; (iv) annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively; and (v) $0.2 million of stock compensation expense in the second quarter of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006.
     The number of research and development personnel related to our India operations increased to 432 at June 30, 2006 from 310 at June 30, 2005. Our principal research and development activities during 2006 and 2005 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of both our comprehensive Integrated Logistics Solutions and Integrated Planning Solutions product suites. In addition, we invested in our Logistics Event Management Architecture (“LEMA”) platform, which is designed to provide our customers with a comprehensive, services-oriented supply chain platform.
     For the quarters ended June 30, 2006 and 2005, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses from the second quarter of 2005 to the second quarter of 2006 was attributable to: (i) an increase in bonus and incentive compensation expense relating to higher license fees in the second quarter of 2006 of approximately $1.3 million; (ii) an increase of approximately $0.4 million in travel expense during the second quarter of 2006; (iii) annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively; and (iv) $0.4 million of stock compensation expense in the second quarter of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006. Sales and marketing headcount was flat year over year.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the quarter ended June 30, 2006 was attributable to: (i) an increase in salary-related costs resulting from additional personnel combined with annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively; (ii) an increase of approximately $0.4 million in professional fees and contract labor; (iii) an increase of approximately $0.2 million in third party maintenance expense relating
Form 10-Q

to the increase in internal software and equipment purchases; and (iv) $0.8 million of stock compensation expense in the second quarter of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006.
     Depreciation and amortization. Depreciation expense amounted to $2.0 million and $1.9 million during the quarters ended June 30, 2006 and 2005, respectively. Amortization of intangibles amounted to $1.2 million for both the quarters ended June 30, 2006 and 2005. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Evant in August 2005, eebiznet in July 2004, Avere, Inc. in January 2004, ReturnCentral, Inc. in June 2003, and Logistics.com, Inc. in December 2002.
     Severance, accounts receivable and acquisition-related charges. At the closing of the Evant acquisition, $2.8 million was deposited into escrow for employee retention purposes and is being distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and is being recorded as compensation expense ratably over the required employee retention period. During the second quarter of 2006, we amortized $0.6 million of the prepaid retention bonuses. As of June 30, 2006, the prepaid asset balance was $0.4 million relating to the bonuses.
     During the second quarter of 2005, we recorded $4.4 million of severance, accounts receivable and acquisition-related charges. Included in the $4.4 million were: (i) a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large German customer with which we have had a challenging relationship and for which we consider collection to be doubtful; (ii) approximately $1.1 million in severance-related costs associated with the consolidation of our European operations into the Netherlands, United Kingdom and France; and (iii) $0.5 million in acquisition-related costs associated with an attempted acquisition that did not close. The $2.8 million bad debt provision is our best estimate of costs to be incurred from the termination of our business relationship with the large challenging customer. However, this amount may change if the issue results in litigation or if a settlement is reached that is not covered by our corporate insurance policies. It is not possible at this time to estimate the amount of any such potential costs. As part of the restructuring in Europe, we eliminated 17 sales and professional services positions throughout Europe. We anticipate that there will be no further costs relating to the restructuring in future quarters. The acquisition-related costs incurred consisted of outside legal and accounting due diligence expenses.
Operating Income, Other Income and Taxes

	Quarter Ended June 30,		% Change
	2006	2005	2005 to 2006
	(in thousands)
Operating income	$10,837	$6,309	72%
Other income, net	$1,251	$609	105%
Income tax provision	$5,103	$3,966	29%
     Operating income. The increase in operating income in the second quarter of 2006 compared to the prior year was driven by a $16.5 million increase in consolidated revenues, partially offset by the $1.9
Form 10-Q

million of stock-based compensation expense resulting from the adoption of SFAS 123(R). See Note 6 to the Condensed Consolidated Financial Statements.
     Other income, net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income was $1.0 million in 2006 versus $1.2 million in 2005 decreasing on lower overall cash balances. The weighted-average interest rate earned on investment securities during the three month periods ended June 30, 2006 and June 30, 2005 was approximately 3.3% and 2.7%, respectively. We recorded a net foreign currency gain of $0.3 million during the three months ended June 30, 2006 and a net foreign currency loss of $0.6 million during the three months ended June 30, 2005. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound and the Euro.
     Income tax provision. Our effective income tax rates were 42.2% and 57.3% in the quarters ended June 30, 2006 and 2005, respectively. The second quarter 2006 rate decrease includes the impact of non-deductible stock compensation expense resulting from our adoption of SFAS 123(R) on January 1, 2006. The increase in the tax rate in 2005 was attributable to the inability to recognize significant tax benefit from the $4.4 million of severance, accounts receivable, and acquisition related charges due to the recent losses in the foreign locations where most of these charges occurred.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Revenue

	Six Months Ended June 30,		% Change	% of total Revenue
	2006	2005	2005 to 2006	2006	2005
	(in thousands)
Software and hosting	$32,323	$28,447	14%	23%	24%
Services	$93,593	$78,703	19%	67%	67%
Hardware and other	$14,770	$10,526	40%	10%	9%

Total revenue	$140,686	$117,676	20%	100%	100%

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
     Software and hosting revenue. The increase in software and hosting revenue from the six months ended June 30, 2005 to the six months ended June 30, 2006 was attributable to increases in sales of our warehouse management solution group, which increased by $2.8 million, or 20%, and sales of our other solution groups, which increased by $1.1 million, or 7%. From period to period, we continue to see an increase in the diversity of products purchased from us by new and existing customers.
     By operating segment, Americas software sales increased by $2.8 million, or 11%, from the first six months of 2005 to the first six months of 2006, while EMEA software sales increased by $0.7 million,
Form 10-Q

or 43%, and Asia Pacific software sales increased by approximately $0.5 million, or 19%, over the first six months of 2005.
     Services revenue. The increase in services revenue for the first six months of 2006 is principally due to: (i) an increase of 24% in the revenue per active consulting engagement required to implement larger projects, the increased amount of software sold and to upgrade existing customers to more current versions of our offerings; and (ii) a 21% increase in revenue from software enhancement subscription agreements. Over the past several years, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. Our services revenue growth has been and will likely continue to be affected by the mix of products sold. The individual engagements involving our newer products, including TMS, RFID and TPM, typically require less implementation services.
     Hardware and other. Sales of hardware increased by 43% to $9.7 million in the first six months of 2006 compared to $6.8 million in the first six months of 2005. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from six months to six months. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the six months ended June 30, 2006 and 2005, reimbursements by customers for out-of-pocket expenses were approximately $5.0 million and $3.7 million, respectively.
     Geographic regions. We manage our business based on three geographic regions: the Americas, EMEA, and Asia Pacific. Geographic revenue information is based on the location of sale. During the first six months of 2006 and 2005, we derived the majority of our revenues from sales to customers within our Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Six Months Ended
	June 30,
	2006	2005
Americas	83%	82%
EMEA	10%	12%
Asia Pacific	7%	6%
Form 10-Q

     Revenues in Americas increased by 21% in absolute dollars and 1% as a percentage of total revenue due to record software sales and services revenue during the quarter. Revenues in EMEA decreased by 5% in absolute dollars and 2% as a percentage of total revenue. We had good percentage license growth in EMEA; however, the continued weak spending environment has put downward pressure on our services and hardware revenues in the region due to lack of sustained big deal growth. Revenues for the first six months in Asia Pacific increased by 48% in absolute dollars and 1% as a percentage of total revenue. Additional financial data for each geographic region can be found in Note 10 to the Condensed Consolidated Financial Statements.
Cost of Revenue

	Six Months Ended June 30,		% Change
	2006	2005	2005 to 2006
	(in thousands)
Cost of software and hosting	$3,010	$2,560	18%
Cost of services	$45,677	$35,953	27%
Cost of hardware and other	$12,972	$9,102	43%
     Cost of software and hosting. Cost of software and hosting consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. The increase in cost of software in the first half of 2006 is attributable to a 14% increase in license revenue.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the six months ended June 30, 2006 was principally due to increases in salary-related costs resulting from: (i) a 19% increase in the average number of personnel dedicated to the delivery of professional services outside of India, part of which resulted from the Evant acquisition; (ii) average services personnel in India increased by 66% over the first six months of 2005; (iii) a $1.0 million increase in bonus expense based on our cumulative performance relative to internal plans; and (iv) annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively. Also contributing to the increase over 2005 was $1.1 million of stock compensation expense in the first six months of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006.
     Cost of hardware and other. Cost of hardware increased to approximately $8.0 million in the first six months of 2006 from approximately $5.4 million in the first six months of 2005 as a direct result of higher sales of hardware. The increase in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with relatively higher gross margins during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $5.0 million and $3.7 million for the six months ended June 30, 2006 and 2005, respectively.
Form 10-Q

Operating Expenses

	Six Months Ended June 30,		% Change	% of Total Revenue
	2006	2005	2005 to 2006	2006	2005
	(in thousands)
Research and development	$20,633	$15,547	33%	15%	13%
Sales and marketing	$22,611	$20,195	12%	16%	17%
General and administrative	$13,967	$10,067	39%	10%	9%
Depreciation and amortization	$6,537	$5,876	11%	5%	5%
Severance, accounts receivable and acquisition-related charges	$1,329	$4,400	(70%)	1%	4%
     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the six months ended June 30, 2006 was attributable to: (i) a 39% increase in the average number of personnel dedicated to ongoing research and development activities in our India operations; (ii) an increase of approximately $0.8 million in contract labor expense relating to development in the planning and replenishment area; (iii) an approximate $0.2 million increase in bonus expense based on our cumulative performance relative to internal plans; (iv) annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively; and (v) $0.5 million of stock compensation expense in the first six months of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006. The number of research and development personnel related to our India operations increased to 432 at June 30, 2006 from 310 at June 30, 2005. Our principal research and development activities during 2006 and 2005 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of both our comprehensive Integrated Logistics Solutions and Integrated Planning Solutions product suites. In addition, we invested in our LEMA platform, which is designed to provide our customers with a comprehensive, services-oriented supply chain platform.
     For the six months ended June 30, 2006 and 2005, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses from the first six months of 2005 to the first six months of 2006 was attributable to: (i) an increase in bonus and incentive compensation expense relating to higher license fees of approximately $1.1 million; (ii) an increase of approximately $0.5 million in travel expense; (iii) annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively; and (iv) $0.7 million of stock compensation expense in the first six months of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006. Sales and marketing headcount was flat year over year.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the six months ended June 30, 2006 was attributable to: (i) an increase in salary-related costs resulting from additional personnel combined with annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively; (ii) an increase of approximately $0.7 million in professional fees and
Form 10-Q

contract labor; (iii) an increase of approximately $0.4 million in third party maintenance expense relating to increases in internal software and equipment purchases; and (iv) $1.4 million of stock compensation expense in the first six months of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006.
     Depreciation and amortization. Depreciation expense amounted to $4.1 million and $3.7 million during the six months ended June 30, 2006 and 2005, respectively. Amortization of intangibles amounted to $2.4 million and $2.1 million during the six months ended June 30, 2006 and 2005, respectively. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Evant in August 2005, eebiznet in July 2004, Avere, Inc. in January 2004, ReturnCentral, Inc. in June 2003, and Logistics.com, Inc. in December 2002. The increase in the first six months of 2006 was attributable to the intangible asset amortization expense from the Evant acquisition, which totaled approximately $1.4 million in the six months ended June 30, 2006.
     Severance, accounts receivable and acquisition-related charges. At the closing of the Evant acquisition, $2.8 million was deposited into escrow for employee retention purposes and is being distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and is being recorded as compensation expense ratably over the required employee retention period. During the first six months of 2006, we amortized $1.2 million of the prepaid retention bonuses. As of June 30, 2006, the prepaid asset balance was $0.4 million relating to the bonuses.
     During the first six months of 2005, we recorded $4.4 million of severance, accounts receivable and acquisition-related charges. Included in the $4.4 million were: (i) a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large German customer with which we have had a challenging relationship and for which we consider collection to be doubtful; (ii) approximately $1.1 million in severance-related costs associated with the consolidation of our European operations into the Netherlands, United Kingdom and France; and (iii) $0.5 million in acquisition-related costs associated with an attempted acquisition that did not close. The $2.8 million bad debt provision is our best estimate of costs to be incurred from the termination of our business relationship with the large challenging customer. However, this amount may change if the issue results in litigation or if a settlement is reached that is not covered by our corporate insurance policies. It is not possible at this time to estimate the amount of any such potential costs. As part of the restructuring in Europe, we eliminated 17 sales and professional services positions throughout Europe. We anticipate that there will be no further costs relating to the restructuring in future quarters. The acquisition-related costs incurred consisted of outside legal and accounting due diligence expenses.
Form 10-Q

Operating Income, Other Income and Taxes

	Six Months Ended June 30,		% Change
	2006	2005	2005 to 2006
	(in thousands)
Operating income	$13,950	$13,976	0%
Other income, net	$2,097	$1,094	92%
Income tax provision	$6,774	$7,136	-5%
     Operating income. The slight decrease in operating income during the first six months of 2006 compared to the prior year was driven by lower services margin resulting from our product mix, incremental expense associated with the Evant acquisition, higher variable compensation accruals in the second quarter driven by record revenues and earnings, expansion of our India operations, and stock option expense associated with the adoption of SFAS 123(R). See Note 6 to the Condensed Consolidated Financial Statements.
     Other income, net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income was $1.7 million in 2006 versus $2.1 million in 2005 decreasing on lower overall cash balances. The weighted-average interest rate earned on investment securities during the six month periods ended June 30, 2006 and June 30, 2005 was approximately 3.2% and 2.5%, respectively. We recorded a net foreign currency gain of $0.4 million during the six months ended June 30, 2006 and a net foreign currency loss of $0.9 million during the six months ended June 30, 2005. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound and the Euro.
     Income tax provision. Our effective income tax rates were 42.2% and 47.3% in the six months ended June 30, 2006 and 2005, respectively. The first half 2006 rate decrease includes the impact of non-deductible stock compensation expense resulting from our adoption of SFAS 123(R) on January 1, 2006. The higher tax rate in 2005 was attributable to the inability to recognize significant tax benefit from the $4.4 million of severance, accounts receivable, and acquisition related charges due to the recent losses in the foreign locations where most of these charges occurred.
Liquidity and Capital Resources
     We have funded our operations through cash generated from operations. As of June 30, 2006, we had approximately $113.2 million in cash, cash equivalents and investments, as compared to $93.7 million at December 31, 2005.
     Our operating activities provided cash of approximately $31.4 million for the six months ended June 30, 2006 and $20.4 million for the six months ended June 30, 2005. Cash flow from operating activities for the six months ended June 30, 2006 increased on record collections and driven by record revenue. Cash from operating activities for the six months ended June 30, 2005 arose principally from operating income, increases in prepayments of professional services, customer support services and software enhancement subscriptions, an increase in accrued compensation, an increase in income taxes payable, an increase in the allowance for doubtful accounts, primarily resulting from the provision for the $2.8 million German customer receivable, and a decrease in deferred income taxes, offset by an increase in accounts receivable and other assets. Days sales outstanding (“DSO”) decreased to 60 days at June 30, 2006 from 81 days at December 31, 2005, as a result of strong first six months collections. We expect DSO to return to the low 70s as a more consistent barometer.
Form 10-Q

     Our investing activities used cash of approximately $29.4 million for the six months ended June 30, 2006 and approximately $5.2 million for the six months ended June 30, 2005. The use of cash for investing activities for the six months ended June 30, 2006 was the purchase of approximately $4.8 million of capital equipment and the net purchases of investments of approximately $24.6 million. The use of cash for investing activities for the six months ended June 30, 2005 was for the net purchases of investments of approximately $0.4 million and the purchases of approximately $4.6 million of capital equipment to support our business and infrastructure.
     Our financing activities used cash of approximately $6.3 million and $19.5 million for the six months ended June 30, 2006 and 2005, respectively. The principal use of cash for financing activities for the six months ended June 30, 2006 and June 30, 2005 was to purchase approximately $9.0 million and $20.0 million of our common stock during each period, respectively, partially offset by the proceeds from the issuance of our common stock pursuant to the exercise of stock options. In addition, there were excess tax benefits from stock based compensation of $1.3 million in the first six months of 2006.
     We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In February 2005, our Board of Directors authorized us to purchase up to $20 million of our common stock, over a period ending no later than February 3, 2006. In July 2005, our Board of Directors authorized us to purchase an additional $50 million of our common stock. In the second quarter of 2006, we repurchased 439,790 shares of our common stock totaling $9.0 million, at an average price of $20.33, thereby, completing our $50 million of the buyback program approved in July 2005. We funded purchases under the program through existing cash, cash equivalents and investments. In July 2006, our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 20, 2007.
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
     The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these financial statements, management has made estimates and judgments relating to certain amounts included in the financial statements. As a result, application of these accounting policies will cause actual results to differ from these estimates.
     We have identified the following as our critical accounting policies:
Revenues and Revenue Recognition
     Our revenue is derived from (i) Software and Hosting Revenue, which consist of revenue from the licensing and hosting of software and revenue from funded research and development efforts;
Form 10-Q

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
     Most of our software arrangements include professional services. Professional services revenues are generally accounted for separately from the software license revenues because the arrangements qualify as “service transactions” as defined by SOP 97-2. The most significant factors considered in determining whether the revenue should be accounted for separately include the nature of the services (i.e., consideration of whether the services are essential to the functionality of the licensed product, degree of risk, availability of services from other vendors and timing of payments). We provide our professional services under services agreements on a time and material basis or based on a fixed-price and/or fixed-time arrangement. The revenues from our time and material based professional consulting and implementation services are recognized as the work is performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable and collection is probable. Delays in project implementation will result in delays in revenue recognition. For our professional consulting services under fixed-price and/or fixed-time arrangements, we recognize the related revenues on a proportional performance basis, with progress-to-completion measured by using labor costs input compared to estimated cost of completion. Revisions to the estimates are reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If we do not accurately estimate the resources required or the scope of work to be performed, or if we do not manage our projects properly within the planned periods of time, then future consulting margins on our projects may be negatively affected or losses on existing contracts may need to be recognized.
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
Form 10-Q

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
Accounts Receivable
     We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in aggregate accounted for 23% and 13% of total revenue for the quarters ended June 30, 2006 and 2005, respectively. No single customer accounted for more than 10% of revenue in the second quarters of 2006 or 2005.
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
     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At June 30, 2006, our goodwill balance was $54.6 million and our intangible assets with definite lives balance was $16.8 million, net of accumulated amortization.
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
     We recognized a foreign exchange rate gain of approximately $0.4 million during the six months ended June 30, 2006 and a foreign exchange rate loss of $0.9 million during the six months ended June 30, 2005. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at June 30, 2006 relative to the U.S. dollar would result in approximately a $1.2 million change in the reported foreign currency loss for the six months ended June 30, 2006.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at June 30, 2006 and June 30, 2005 was approximately 3.2% and 2.5%, respectively. The fair value of cash equivalents and investments held at June 30, 2006 was approximately $104.0 million. Based on the average investments outstanding during the six months ended June 30, 2006, an increase or decrease of 25 basis points would result in an increase or decrease to interest income of $0.1 million from the reported interest income for the six months ended June 30, 2006.
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
     During the second quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In February 2005, our Board of Directors authorized us to purchase up to $20 million of our common stock, including the amount that had previously been approved but not yet repurchased, over a period ending no later than February 3, 2006. In July 2005, our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 21, 2006. In July 2006, our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 20, 2007. A summary of purchases during the second quarter of 2006 is as follows:

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs

April 1 - April 30, 2006	—	—	—	$8,965,463
May 1 - May 31, 2006	439,790	$20.33	—	0
June 1 - June 30, 2006	—	—	—	0

Total	439,790	$20.33	—	$0

Item 3. Defaults Upon Senior Securities.
     No events occurred during the quarter covered by the report that would require a response to this item.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 19, 2006. There were present at the Annual Meeting, in person or by proxy, holders of 24,425,811 shares (or 89.1%) of the common stock entitled to vote.
     The following director was elected to hold office for a term expiring at the 2009 Annual Meeting or until his successor is elected and qualified, with the vote for the director being reflected below:

Name	Votes For	Votes Withheld
Deepak Raghavan	23,944,931	480,880
     The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect the director.
     The appointment of Ernst & Young LLP as the independent registered public accounting firm to audit our consolidated financial statements and our internal controls over financial reporting for the year ending December 31, 2006, was ratified with 23,834,541 affirmative votes cast, 546,403 negative votes cast and 44,867 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to ratify the appointment of Ernst & Young LLP.
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

MANHATTAN ASSOCIATES, INC.

Date: August 4, 2006	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 4, 2006	/s/ Dennis B. Story
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