Form 10-Q
period 2006-09-30
MANHATTAN ASSOCIATES INC
filed 2006-11-09
CIK 1056696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of November 8, 2006, the latest practicable date, is as follows: 27,246,414 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended September 30, 2006
Form 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,519	$19,419
Short term investments	79,412	36,091
Accounts receivable, net of a $5,158 and $4,892 allowance for doubtful accounts in 2006 and 2005, respectively	52,554	58,623
Deferred income taxes	6,222	6,377
Refundable income taxes	11	449
Prepaid expenses and other current assets	10,061	11,268

Total current assets	161,779	132,227

Property and equipment, net	15,620	14,240
Long-term investments	24,634	38,165
Acquisition-related intangible assets, net	15,561	19,213
Goodwill	70,355	54,607
Deferred income taxes	320	11,995
Other assets	4,967	2,951

Total assets	$293,236	$273,398

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,546	$7,904
Accrued compensation and benefits	15,608	15,224
Accrued and other liabilities	15,524	13,971
Deferred revenue	30,686	27,204
Income taxes payable	6,037	2,535
Current portion of capital lease obligations	38	147

Total current liabilities	73,439	66,985

Other non-current liabilities	2,482	1,015

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2006 or 2005	—	—
Common stock, $.01 par value;100,000,000 shares authorized, 26,978,973 shares issued and outstanding in 2006 and 27,207,260 shares issued and outstanding in 2005	270	272
Additional paid-in capital	84,358	87,476
Retained earnings	131,507	116,990
Accumulated other comprehensive income	1,180	863
Deferred compensation	—	(203)

Total shareholders’ equity	217,315	205,398

Total liabilities and shareholders’ equity	$293,236	$273,398

See accompanying Notes to Condensed Consolidated Financial Statements.
Form 10-Q

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
License	$15,217	$12,531	$47,540	$40,978
Services	51,049	43,621	144,642	122,324
Hardware and other	6,046	6,155	20,816	16,681

Total revenue	72,312	62,307	212,998	179,983

Costs and Expenses:
Cost of license	1,400	1,022	4,410	3,582
Cost of services	24,231	19,952	69,908	55,905
Cost of hardware and other	5,356	5,078	18,328	14,180
Research and development	9,765	9,037	30,398	24,584
Sales and marketing	11,407	9,649	34,018	29,844
General and administrative	7,896	6,184	21,863	16,251
Depreciation and amortization	3,377	3,053	9,914	8,929
Severance, accounts receivable, acquisition-related and impairment charges	444	1,081	1,773	5,481

Total costs and expenses	63,876	55,056	190,612	158,756

Operating income	8,436	7,251	22,386	21,227

Other income, net	630	877	2,727	1,971

Income before income taxes	9,066	8,128	25,113	23,198
Income tax provision	3,822	3,162	10,596	10,298

Net income	$5,244	$4,966	$14,517	$12,900

Basic earnings per share	$0.19	$0.17	$0.53	$0.44
Diluted earnings per share	$0.19	$0.17	$0.52	$0.43

Weighted average number of shares:
Basic	26,969	28,392	27,151	29,060
Diluted	27,462	29,055	27,688	29,686
See accompanying Notes to Condensed Consolidated Financial Statements.
Form 10-Q

     Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income	$14,517	$12,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,914	8,929
Stock compensation	5,544	153
Asset impairment charge	270	—
Gain on disposal of equipment	(32)	—
Tax benefit of options exercised	2,444	(47)
Excess tax benefits from stock based compensation	(1,792)	—
Deferred income taxes	(790)	373
Unrealized foreign currency loss	622	768
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	5,510	(4,707)
Other assets	(2,055)	(4,072)
Prepaid retention bonus	1,599	(2,303)
Accounts payable, accrued and other liabilities	(1,066)	6,094
Income taxes	2,528	4,108
Deferred revenue	4,133	6,712

Net cash provided by operating activities	41,346	28,908

Investing activities:
Purchase of property and equipment	(7,529)	(7,346)
Net (purchases) maturities of investments	(29,631)	52,495
Payments in connection with various acquisitions	(126)	(48,743)

Net cash used in investing activities	(37,286)	(3,594)

Financing activities:
Payment of capital lease obligations	(72)	(104)
Purchase of common stock	(16,029)	(41,279)
Excess tax benefits from stock based compensation	1,792	—
Proceeds from issuance of common stock from options exercised	5,124	2,091

Net cash used in financing activities	(9,185)	(39,292)

Foreign currency impact on cash	(775)	(261)

Net change in cash and cash equivalents	(5,900)	(14,239)
Cash and cash equivalents at beginning of period	19,419	37,429

Cash and cash equivalents at end of period	$13,519	$23,190

See accompanying Notes to Condensed Consolidated Financial Statements.
Form 10-Q

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2006
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at September 30, 2006, the results of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005. The results for the three and nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2005.
2. Principles of Consolidation
     The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
3. Revenue Recognition
     Our revenue consists of revenues from the licensing and hosting of software, fees from implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions, and sales of hardware.
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
     Our services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to our software products. Fees from professional services performed by us are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a percentage of completion basis based on the hours incurred. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancement
Form 10-Q

subscriptions are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.
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
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $2.7 million and $2.1 million for the three months ended September 30, 2006 and 2005, respectively, and $7.8 million and $5.8 million for the nine months ended September 30, 2006 and 2005, respectively.
4. Investments
     Our investments in marketable securities consist principally of debt instruments of the U.S. Treasury, U.S. government agencies, state and local government agencies and corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments with maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of greater than one year from the date of purchase are generally classified as long-term investments. The long-term investments consist of corporate or U.S. government debt instruments that mature after one year through five years. We hold investments in Auction Rate Securities, which have original maturities greater than one year, but which have auctions to reset the yield every 7 to 35 days. We have classified these assets as short-term investments as the assets are viewed as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Liabilities.” Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is determined on a specific identification basis.
     In July 2003, the Company invested $2.0 million in a technology company. The investment has been accounted for under the cost method, and is included in “Other Assets” on the condensed consolidated balance sheets. Based on the Company’s assessment of uncertainties associated with the fair value of the investment following an unsuccessful public offering, the Company has written down its investment by $0.3 million during the third quarter of 2006. The $0.3 million charge is included in severance, accounts receivable, acquisition-related, and impairment charges in the condensed consolidated statements of income.
5. Acquisitions
     On August 31, 2005, we acquired all of the issued and outstanding stock of Evant, Inc. (“Evant”), and Evant became a wholly-owned subsidiary. Evant was a provider of demand planning and forecasting and replenishment solutions to more than 60 customers in the retail, manufacturing and distribution industries. The acquisition further diversifies our product suite and expands our customer base. We paid
Form 10-Q

an aggregate of $47.2 million in cash, and incurred $0.3 million in acquisition costs and $0.8 million of severance to eliminate duplicative functions. The $47.2 million includes $2.3 million of bonuses paid to employees not retained by us pursuant to an employee bonus plan approved by Evant’s management (the “Evant Bonus Plan”). In addition to the $47.2 million cash paid, we paid $2.8 million into escrow at closing for employee retention purposes pursuant to the Evant Bonus Plan to be distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and compensation expense was recognized ratably over the required employee retention period. During the third quarter of 2006, we completed the Evant retention bonus program and paid out the final bonuses. The expense was included in a separate line item in the Condensed Consolidated Statement of Income under Acquisition-related Charges.
     A total of $4.0 million is being held in escrow for 14 months to reimburse us, subject to certain limitations, for potential losses resulting from, among other things, breaches of representations, warranties or covenants in the merger agreement and certain pending and potential claims and other matters specified in the merger agreement; and $0.6 million is being held in escrow for dissenting shareholders as of September 30, 2006 until certain shareholder issues are resolved. The acquisition of Evant was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The operating results of Evant are included in our financial statements beginning September 1, 2005.
     During the third quarter of 2006, the Company finalized its purchase price allocation for Evant resulting in a reclassification of deferred tax assets of $15.2 million and a corresponding increase in goodwill. The Company was not able to fully substantiate the post-acquisition limitations on the deductibility of these assets.
6. Stock-Based Compensation
     At September 30, 2006, we have two stock-based employee compensation plans, which are described below. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” No expense associated with employee stock options was recognized prior to January 1, 2006 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock awards were valued based on the quoted fair market value of our stock on the date of grant and recorded as deferred compensation, a reduction of shareholders’ equity. The common stock and additional paid-in capital balances were also adjusted on the date of grant to reflect the issuance of the restricted stock awards. The deferred compensation was amortized to expense over the vesting periods on a straight line basis.
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
Form 10-Q

     We recorded stock option compensation cost of $1.8 million and related income tax benefits of $0.4 million during the three months ended September 30, 2006, respectively. For the first nine months of the year, we recorded stock option compensation cost of $5.5 million and related income tax benefits of $1.2 million, respectively. Additionally, under the provisions of SFAS 123(R), restricted stock awards are not deemed to be issued until the end of the vesting period. Compensation cost is recorded over the vesting period directly to paid-in capital. Thus, we eliminated our deferred compensation balance as of January 1, 2006 with an offsetting reduction to additional paid-in capital.
     Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. We generated excess tax benefits of $1.8 million during the nine months ended September 30, 2006.
     The following table shows the net increases (decreases) in selected financial statement line items for the three and nine months ended September 30, 2006 that resulted from adopting SFAS 123(R) on January 1, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(in thousands, except per share amounts)
Operating income	$(1,831)	$(5,451)
Income before income taxes	$(1,831)	$(5,451)
Net income	$(1,461)	$(4,279)
Basic net income per share	$(0.05)	$(0.16)
Diluted net income per share	$(0.05)	$(0.15)

Net cash provided by operating activities	$(447)	$(1,792)
Net cash provided by financing activities	$447	$1,792
Form 10-Q

6. Stock-Based Compensation (continued)
     The following disclosure shows what our net earnings and earnings per share would have been using the fair value compensation model under SFAS 123(R) for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(in thousands, except per share amounts)
Net income (loss):
As reported	$4,966	$12,900
Add: Stock-based employee compensation expense included in reported net income, net of taxes	19	96
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of taxes	(4,328)	(13,360)

Pro forma in accordance with SFAS No. 123(R)	$657	$(364)
Basic net income (loss) per share:
As reported	$0.17	$0.44
Pro forma in accordance with SFAS No. 123(R)	$0.02	$(0.01)
Diluted net income (loss) per share:
As reported	$0.17	$0.43
Pro forma in accordance with SFAS No. 123(R)	$0.02	$(0.01)
     Pro forma stock compensation during the three and nine months ended September 30, 2005 was previously disclosed including expenses associated with certain employees that had forfeited awards in earlier periods. As a result, the pro forma information was restated to correctly exclude these forfeited awards. The impact of the restatement is presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	(in thousands, except per share amounts)
	As		As
	previously		previously
	reported	As restated	reported	As restated
Pro forma net income (loss)	$674	$657	$(1,360)	$(364)

Pro forma net income (loss) per share:
Basic	$0.02	$0.02	$(0.05)	$(0.01)
Diluted	$0.02	$0.02	$(0.05)	$(0.01)
     Stock-based compensation expense of $4.3 million and $13.4 million for the three and nine months ended September 30, 2005, respectively, decreased on a pro forma basis to $1.8 million and $5.5 million for the three and nine months ended September 30, 2006, respectively, due to the acceleration of vesting of stock options with an exercise price of $22.09 or higher in the fourth quarter of 2005. The accelerated vesting affected options for approximately 765 option holders, representing 1.9 million shares of the Company’s common stock. In order to prevent unintended personal benefits to individuals resulting from the accelerated vesting of options, we imposed sales restrictions on shares acquired upon exercise of these options that parallel the vesting requirements of the original options. These sales restrictions on the shares acquired continue following termination of employment until the original vesting dates are reached.
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
     As of September 30, 2006, the Stock Incentive Plan provides for issuance of up to 16,010,111 shares of common stock (subject to adjustment in the event of stock splits and other similar events), less the number of shares issued under the LLC Option Plan, in the form of stock options and other stock incentives. The number of shares available for issuance under the Plan is automatically adjusted, without shareholder approval, on the first day of each fiscal year, beginning with the 2000 fiscal year, by a number of shares such that the total number of shares reserved for issuance under the Plan equals the sum of (i) the aggregate number of shares previously issued under the Plan and the LLC Option Plan; (ii) the aggregate number of shares subject to then outstanding stock incentives granted under the Plan and the LLC Option Plan; and (iii) 5% of the number of shares of common stock outstanding on the last day of the preceding fiscal year. However, no more than 1,000,000 of the shares available for grant each year shall be available for issuance pursuant to incentive stock options, and no more than 10,000,000 shares resulting from such automatic adjustments may ever be issued during the term of the Plan.
Form 10-Q

6. Stock-Based Compensation (continued)
Stock Option Awards
     A summary of changes in outstanding options for the period ended September 30, 2006 is as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 1, 2006	8,149,215	$23.83
Granted	843,500	$21.05
Exercised	(545,014)	$27.70
Cancelled	(1,450,300)	$25.94

Outstanding at September 30, 2006	6,997,401	$24.18	6.2	$18,545

Vested or expected to vest at September 30, 2006	6,534,689	$24.42	6.2	$16,957

Exercisable at September 30, 2006	5,833,783	$24.84	6.1	$14,746
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2006 and 2005:

	2006	2005
Dividend yield	0%	0%
Expected volatility	57%	58%
Risk-free interest rate at the date of grant	4.8%	4.1%
Expected life (in years)	5.0	5.3
     Effective January 1, 2006, expected volatilities are based on a combination of historical volatility of our stock and implied volatility of our publicly traded stock options. Due to the limited trading volume of our publicly traded options, we place a greater emphasis on historical volatility. Previously, we had relied exclusively on historical volatility, disregarding periods of time in which our share price was extraordinarily volatile because of circumstances that were not expected to recur. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a term approximating the expected term. Using these assumptions, the weighted average fair values of the stock options granted during the nine months ended September 30, 2006 and 2005 are $11.28 and $12.03, respectively.
     Options with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the nine months ended September 30, 2006 and 2005, we issued 545,014 and 170,848 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 based on market value at the exercise dates was $6.9 million and $1.7 million, respectively. As of September 30, 2006, unrecognized compensation cost related to unvested stock option awards totaled $8.0 million and is expected to be recognized over a weighted average period of 1.8 years.
Form 10-Q

6. Stock-Based Compensation (continued)
Restricted Stock Awards
     We also issued shares of restricted stock under the Stock Incentive Plan. A summary of changes in unvested shares of restricted stock for the period ended September 30, 2006 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding, unvested at January 1, 2006	10,587	$28.57
Granted	—	$—
Vested	(4,377)	$(28.71)
Forfeited	—	$—

Outstanding, unvested at September 30, 2006	6,210	$28.47

     There were no shares of restricted stock issued during 2006 and 2005. The total fair value of restricted stock awards vested during the nine months ended September 30, 2006 and 2005 based on market value at the vesting dates was $0.1 million and $0.8 million, respectively. As of September 30, 2006, unrecognized compensation cost related to unvested restricted stock awards totaled $0.1 million and is expected to be recognized over a weighted average period of 1.1 years.
7. Comprehensive Income
     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
     The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net income	$5,244	$4,966	$14,517	$12,900
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of taxes	95	3	159	(2)
Foreign currency translation adjustment, net of taxes	362	(120)	159	(324)

Total other comprehensive income (loss), net of taxes	457	(117)	318	(326)

Comprehensive income	$5,701	$4,849	$14,835	$12,574

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
Form 10-Q

     The following is a reconciliation of the income and share amounts used in the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income	$5,244	$4,966	$14,517	$12,900

Earnings per Share:
Basic	$0.19	$0.17	$0.53	$0.44
Effect of CESs	—	—	(0.01)	(0.01)

Diluted	$0.19	$0.17	$0.52	$0.43

Weighted average number of shares:
Basic	26,969	28,392	27,151	29,060
Effect of CESs	493	663	537	626

Diluted	27,462	29,055	27,688	29,686
     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 4,571,883 shares and 4,998,858 shares for the three months ended September 30, 2006 and 2005, respectively and 5,228,033 shares and 5,189,958 shares for the nine months ended September 30, 2006 and 2005, respectively. Such shares were not included because they were antidilutive.
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
     From time to time, we may be involved in litigation relating to claims arising out of its ordinary course of business. Many of our installations involve products that are critical to the operations of our clients' businesses. Any failure in a product could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in our contracts will be enforceable in all instances. In addition to the matter with the large German customer, we are involved in litigation with one domestic customer regarding the implementation of our warehouse management system. We believe that any liability that may arise as a result of this proceeding will not have a material adverse effect on our financial condition. However, this may change if litigation expenses are incurred, a judgement is entered or a settlement is reached that are not covered by our corporate insurance policies. In addition to the identified litigation, we are involved in various legal proceedings from time to time. We expense legal costs associated with loss contingencies as such legal costs are incurred.
Form 10-Q

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
     The Americas segment charges royalty fees to the EMEA and Asia Pacific segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.3 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively, and $1.6 million for both the nine months ended September 30, 2006 and 2005 are included in cost of revenue in EMEA and Asia Pacific with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems and general and administrative costs. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with our India operations.
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have included a summary of the financial information by operating segment. The following table presents the revenues, expenses and operating income (loss) by operating segment for the three and nine months ended September 30, 2006 and 2005 (in thousands):
Form 10-Q

10. Operating Segments (continued)

	For the three months ended September 30, 2006
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$13,980	$994	$243	$15,217
Services	41,325	5,020	4,704	51,049
Hardware and other	5,494	464	88	6,046

Total revenue	60,799	6,478	5,035	72,312

Costs and Expenses:
Cost of revenue	23,226	4,222	3,539	30,987
Operating expenses	24,981	2,801	1,286	29,068
Depreciation and amortization	3,017	294	66	3,377
Severance, accounts receivable, acquisition- related and impairment charges	444	—	—	444

Total costs and expenses	51,668	7,317	4,891	63,876

Operating income (loss)	$9,131	$(839)	$144	$8,436

	For the three months ended September 30, 2005
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$9,583	$2,042	$906	$12,531
Services	34,208	5,806	3,607	43,621
Hardware and other	5,384	642	129	6,155

Total revenue	49,175	8,490	4,642	62,307

Costs and Expenses:
Cost of revenue	18,374	4,972	2,705	26,051
Operating expenses	20,953	2,508	1,410	24,871
Depreciation and amortization	2,682	320	51	3,053
Severance, accounts receivable, acquisition- related and impairment charges	1,081	—	—	1,081

Total costs and expenses	43,090	7,800	4,166	55,056

Operating income	$6,085	$690	$476	$7,251

Form 10-Q

10. Operating Segments (continued)

	For the nine months ended September 30, 2006
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$41,189	$3,176	$3,175	$47,540
Services	116,795	16,180	11,667	144,642
Hardware and other	19,652	924	240	20,816

Total revenue	177,636	20,280	15,082	212,998

Costs and Expenses:
Cost of revenue	70,392	12,322	9,932	92,646
Operating expenses	75,328	7,285	3,666	86,279
Depreciation and amortization	8,825	889	200	9,914
Severance, accounts receivable, acquisition- related and impairment charges	1,773	—	—	1,773

Total costs and expenses	156,318	20,496	13,798	190,612

Operating income (loss)	$21,318	$(216)	$1,284	$22,386

	For the nine months ended September 30, 2005
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$34,038	$3,566	$3,374	$40,978
Services	96,859	17,770	7,695	122,324
Hardware and other	14,627	1,704	350	16,681

Total revenue	145,524	23,040	11,419	179,983

Costs and Expenses:
Cost of revenue	51,899	15,145	6,622	73,666
Operating expenses	58,494	8,362	3,824	70,680
Depreciation and amortization	7,795	936	198	8,929
Severance, accounts receivable, acquisition- related and impairment charges	1,605	3,876	—	5,481

Total costs and expenses	119,793	28,319	10,644	158,756

Operating income (loss)	$25,731	$(5,279)	$775	$21,227

11. New Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123(R), which requires us to expense share-based payments, including employee stock options, based on their fair value. We adopted SFAS 123(R) on January 1, 2006. We discuss our adoption of SFAS 123(R) and the adoption’s effects in Note 6 to our Condensed Consolidated Financial Statements in this quarterly report.
Form 10-Q

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
     The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005.
     References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.
Form 10-Q

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
     We refer to the combination of our supply chain execution solutions as Integrated Logistics Solution™. Integrated Logistics Solutions consist of Distributed Order Management, Warehouse Management, Slotting Optimization, Labor Management, Yard Management, Transportation Management Systems (TMS), Trading Partner Management (TPM), Reverse Logistics Management and RFID Solutions. Distributed Order Management manages the order fulfillment process, capturing and allocating orders across the supply chain to balance supply with demand. Warehouse Management manages the processes that take place in a distribution center, beginning with the placement of an order by a customer and ending with order fulfillment. Slotting Optimization determines the optimal layout of a facility. Labor Management enables the tracking, monitoring and management of employee activities within the warehouse. Transportation Management allows companies to optimally plan and execute transportation services. Yard Management plans, executes, tracks and audits all incoming and outgoing loads, managing both the yard and dock door. Trading Partner Management synchronizes the business processes and communication of suppliers, manufacturers, distributors, logistics service providers and customers. Reverse Logistics Management manages and automates the returns process—tracking, storing, referencing and reporting on returned merchandise to increase net asset recovery. Our RFID Solutions help capture and track EPC data and utilize this information to better manage and track inventory.
     For all of our solutions, we offer services such as design, configuration, implementation, product assessment and training plus customer support and software enhancement subscriptions.
     Certain developments described in the next section affect the comparability of our financial results for the three and nine months ended September 30, 2006 and 2005.
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
Form 10-Q

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
     As a result of adopting SFAS 123(R) on January 1, 2006, our income before income taxes and net income for the three months ended September 30, 2006 were $1.8 million and $1.5 million lower, respectively, and our income before income taxes and net income for the nine months ended September 30, 2006 were $5.5 million and $4.3 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. For the three and nine months ended September 30, 2006, basic earnings per share were $0.05 and $0.16 lower, respectively, and diluted earnings per share were $0.05 and $0.15 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25.
     The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Effective January 1, 2006, expected volatilities are based on a combination of historical volatility of our stock and implied volatility of our publicly traded stock options. Due to the limited trading volume of our publicly traded options, we place a greater emphasis on historical volatility. Previously, we had relied exclusively on historical volatility, disregarding periods of time in which our share price was extraordinarily volatile because of circumstances that were not expected to recur. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a term approximating the expected term. The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2006 and 2005 were $11.28 and $12.03, respectively. We recognize compensation cost for awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. At September 30, 2006, the unamortized compensation cost related to stock option awards totaled $8.0 million, which is expected to be recognized over a weighted-average period of 1.8 years.
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
     Acquisition. On August 31, 2005, we acquired all of the issued and outstanding stock of Evant, and Evant became a wholly-owned subsidiary. Evant is a provider of demand planning and forecasting and replenishment solutions to more than 60 customers in the retail, manufacturing and distribution industries. The acquisition further diversifies our product suite and expands our customer base. We paid an aggregate of $47.2 million in cash, and incurred $0.3 million in acquisition costs and $0.8 million of severance to eliminate duplicative functions. The $47.2 million includes $2.3 million of bonuses paid to employees not retained by us pursuant to an employee bonus plan approved by Evant’s management (the “Evant Bonus Plan”). In addition to the $47.2 million cash paid, we paid $2.8 million into escrow at closing for employee retention purposes pursuant to the Evant Bonus Plan to be distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and compensation expense was recognized ratably over the required employee retention period. During the third quarter of 2006, we completed the Evant retention bonus program and paid out the final bonuses.
     During the third quarter of 2006, the Company finalized its purchase price allocation for Evant resulting in a reclassification of deferred tax assets of $15.2 million and a corresponding increase in goodwill. The Company was not able to fully substantiate the post-acquisition limitations on the deductibility of these assets.
     A total of $4.0 million is being held in escrow for 14 months to reimburse us, subject to certain limitations, for potential losses resulting from, among other things, breaches of representations, warranties or covenants in the merger agreement and certain pending and potential claims and other matters specified in the merger agreement; and $0.6 million is being held in escrow for dissenting shareholders as of September 30, 2006 until certain shareholder issues are resolved. The acquisition of Evant was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The operating results of Evant are included in our financial statements beginning September 1, 2005.
     Impairment Charge. In July 2003, the Company invested $2.0 million in a technology company. Based on our assessment of uncertainties associated with the fair value of our investment following an unsuccessful public offering, we have written down our investment in the third quarter of 2006 by $0.3 million.
Highlights of Third Quarter 2006 Condensed Consolidated Financial Results
Summarized highlights of the 2006 third quarter results, as compared to the 2005 third quarter, are:
•	Consolidated revenue increased 16% to a third quarter record $72.3 million;
Form 10-Q

o	License revenue was $15.2 million, an increase of 21%;

o	Services revenue was $51.0 million, a 17% increase;
•	Operating income was $8.4 million, up 16% on higher license revenue;

•	Diluted earnings per share were $0.19, increasing 12%;

•	Cash flow from operations increased 16% to $9.9 million;

•	Cash and investments on hand at September 30, 2006, was $117.6 million; and

•	The Company repurchased 333,511 common shares totaling $7.1 million at an average share price of $21.18 in the quarter. The Company has $42.9 million share repurchase authority remaining.
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
     The following table summarizes our consolidated results for the three and nine months ended September 30, 2006 and 2005. The 2006 results include the adoption of SFAS 123(R):

Form 10-Q

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Revenue	$72,312	$62,307	$212,998	$179,983
Costs & expenses	63,876	55,056	190,612	158,756

Operating income	8,436	7,251	22,386	21,227
Other income, net	630	877	2,727	1,971

Income before taxes	9,066	8,128	25,113	23,198
Net income	$5,244	$4,966	$14,517	$12,900
Diluted net income per share	$0.19	$0.17	$0.52	$0.43
Diluted weighted average number of shares	27,462	29,055	27,688	29,686
Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005
Revenue

	Quarter Ended September 30,		% Change	% of total Revenue
	2006	2005	2005 to 2006	2006	2005
	(in thousands)
License	$15,217	$12,531	21%	21%	20%
Services	51,049	43,621	17%	71%	70%
Hardware and other	6,046	6,155	-2%	8%	10%

Total revenue	$72,312	$62,307	16%	100%	100%

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment. We believe our revenue growth from 2005 to 2006 is attributable to several factors, including, among others, our market leadership position as to breadth of product offerings, financial stability and a compelling return on investment proposition for our customers, increased services associated with implementations of our expanded product suite, geographic expansion, and the acquisition of Evant which provided us with a supply chain planning solution.
     License revenue. License revenue increased 21% in the quarter ended September 30, 2006 over the prior year driven by strong growth in our Americas segment. The Americas license and hosting revenues increased $4.4 million, or 46%, compared to the prior year third quarter of 2005. This increase was partially offset by declines in EMEA and Asia Pacific license sales of $1.0 million and $0.7 million, respectively. A number of factors impacted revenue growth in our international segments including traditional seasonality in both EMEA and Asia Pacific regions, and the EMEA economy, which continues to be sluggish with large capital project technology spending.
     License sales mix across our product suite remained strong in the quarter with approximately 60% of sales in our warehouse management solutions and 40% in non-warehouse management solutions. With our expanded suite of supply chain solutions we continue to see solid growth in both our core warehouse management solutions with 7% growth in the quarter and non-warehouse management solutions growth of 50% over the prior year quarter.

Form 10-Q

     Services revenue. Services revenue increased 17% in the third quarter of 2006 principally due to: (i) a 15% increase of professional services revenue required to implement larger projects, increased license sales and existing customer upgrades to more current versions of our offerings; and (ii) a 23% increase in revenue from software enhancement subscription agreements. Over the past several years, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. Our services revenue growth has been and will likely continue to be affected by the mix of products sold. The individual engagements involving our non-warehouse management solutions typically require less implementation services.
     Hardware and other. Sales of hardware decreased by 18% to $3.3 million in the third quarter of 2006 compared to $4.0 million in the third quarter of 2005. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended September 30, 2006 and 2005, reimbursements by customers for out-of-pocket expenses were approximately $2.7 million and $2.1 million, respectively.
     Geographic regions. We manage our business based on three geographic regions: the Americas, EMEA, and Asia Pacific. Geographic revenue information is based on the location of sale. During the third quarters of 2006 and 2005, we derived the majority of our revenues from sales to customers within our Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three Months Ended
	September 30,
	2006	2005
Americas	84%	79%
EMEA	9%	14%
Asia Pacific	7%	7%
     Revenues in Americas increased by 24% in absolute dollars and 5% as a percentage of total revenue due to record software sales and services revenue during the quarter. Revenues in EMEA decreased by 24% in absolute dollars and 5% as a percentage of total revenue. The continued weak spending environment has put downward pressure on our license and services revenues in the region due to a lack of sustained large license deal growth. Third quarter revenues in Asia Pacific increased by 8% in absolute dollars and remained constant as a percentage of total revenue. Additional financial data for each geographic region can be found in Note 10 to the Condensed Consolidated Financial Statements.

Form 10-Q

Cost of Revenue

	Quarter Ended September 30,		% Change
	2006	2005	2005 to 2006
	(in thousands)
Cost of license	$1,400	$1,022	37%
Cost of services	$24,231	$19,952	21%
Cost of hardware and other	$5,356	$5,078	5%
     Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. The increase in cost of software in the third quarter of 2006 is attributable to a 21% increase in license revenues.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the quarter ended September 30, 2006 was principally due to increases in salary-related costs resulting from: (i) a 22% increase in the average number of personnel dedicated to the delivery of professional services outside of India, part of which resulted from the Evant acquisition; (ii) average services personnel in India increased by 59% over the third quarter of 2005; and (iii) annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively. Also contributing to the increase over 2005 was $0.5 million of stock compensation expense in the third quarter of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006.
     Cost of hardware and other. Cost of hardware decreased to approximately $2.6 million in the third quarter of 2006 from approximately $3.0 million in the third quarter of 2005 as a direct result of lower sales of hardware. The increase in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with relatively higher gross margins during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $2.7 million and $2.1 million for the quarters ended September 30, 2006 and 2005, respectively.
Operating Expenses

	Quarter Ended September 30,		% Change	% of Total Revenue
	2006	2005	2005 to 2006	2006	2005
	(in thousands)
Research and development	$9,765	$9,037	8%	14%	15%
Sales and marketing	$11,407	$9,649	18%	16%	15%
General and administrative	$7,896	$6,184	28%	11%	10%
Depreciation and amortization	$3,377	$3,053	11%	5%	5%
Severance, accounts receivable, acquisition-related and impairment charges	$444	$1,081	(59%)	1%	2%
     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the quarter ended September 30, 2006 was attributable to: (i) a 43% increase in the average number of personnel dedicated to ongoing research and development

Form 10-Q

activities in our India operations; (ii) a $0.3 million increase in travel expenses related to ongoing projects in our India operations; and (iii) $0.3 million of stock compensation expense in the third quarter of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006.
     The number of research and development personnel in our India operations increased to 483 at September 30, 2006 from 338 at September 30, 2005. Our principal research and development activities during 2006 and 2005 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of both our comprehensive Integrated Logistics Solutions and Integrated Planning Solutions product suites. In addition, we invested in our Logistics Event Management Architecture (“LEMA”) platform, which is designed to provide our customers with a comprehensive, services-oriented supply chain platform.
     For the quarters ended September 30, 2006 and 2005, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses from the third quarter of 2005 to the third quarter of 2006 was attributable to: (i) an increase of $0.7 million in bonus and incentive compensation expense relating to higher license fees in the third quarter of 2006; (ii) an increase of approximately $0.3 million in travel expense during the third quarter of 2006; (iii) annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively; (iv) a 17% increase in sales and marketing headcount, and (v) $0.4 million of stock compensation expense in the third quarter of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the quarter ended September 30, 2006 was attributable to: (i) an increase in salary-related costs resulting from additional personnel combined with annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively; (ii) an increase of approximately $0.7 million in professional fees and contract labor; and (iii) $0.6 million of stock compensation expense in the third quarter of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006.
     Depreciation and amortization. Depreciation expense amounted to $2.2 million and $1.9 million during the quarters ended September 30, 2006 and 2005, respectively. Amortization of intangibles amounted to $1.2 million for both the quarters ended September 30, 2006 and 2005. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Evant in August 2005, eebiznet in July 2004, Avere, Inc. in January 2004, ReturnCentral, Inc. in June 2003, and Logistics.com, Inc. in December 2002.
     Severance, accounts receivable, acquisition-related and impairment charges. Charges in the quarter totaled $0.4 million which consisted of $0.3 million impairment charge related to an investment in a technology company and final Evant employee retention charge of approximately $0.1 million. In July 2003, the Company invested $2.0 million in a technology company. Based on our assessment of uncertainties associated with the fair value of our investment following an unsuccessful public offering, we have written down our investment in the third quarter of 2006 by $0.3 million. We will continue to monitor this investment as additional impairment charges may be required.
At the closing of the Evant acquisition, $2.8 million was deposited into escrow for employee retention purposes and was distributed to employees upon completion of up to 12 months of service with us. The $2.8

Form 10-Q

million was recorded as a prepaid asset, and was recognized as compensation expense ratably over the required employee retention period. During the third quarter of 2006, we completed the Evant retention bonus program and paid out the final bonuses.
Operating Income, Other Income and Taxes

	Quarter Ended September 30,		% Change
	2006	2005	2005 to 2006
	(in thousands)
Operating income	$8,436	$7,251	16%
Other income, net	$630	$877	-28%
Income tax provision	$3,822	$3,162	21%
     Operating income. The increase in operating income in the third quarter of 2006 compared to the prior year was driven by a $10.0 million increase in consolidated revenues and improved gross margins, partially offset by incremental expense associated with the Evant acquisition, expansion of our India operations, and $1.8 million of stock-based compensation expense resulting from the adoption of SFAS 123(R). See Note 6 to the Condensed Consolidated Financial Statements.
     Other income, net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income was $0.7 million in 2006 and 2005 decreasing on lower overall cash balances. We recorded approximately $0.3 million of interest expense in 2005 relating to interest resulting from state sales tax audits. The weighted-average interest rate earned on investment securities during the three month periods ended September 30, 2006 and September 30, 2005 was approximately 3.6% and 3.1%, respectively. We recorded a net foreign currency gain of $0.1 million during the three months ended September 30, 2006 and a net foreign currency gain of $0.1 million during the three months ended September 30, 2005. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound and the Euro.
     Income tax provision. Our effective income tax rates were 42.2% and 38.9% in the quarters ended September 30, 2006 and 2005, respectively. The 2006 rate increase includes the impact of non-deductible stock compensation expense resulting from our adoption of SFAS 123(R) on January 1, 2006.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Revenue

	Nine Months Ended September 30,		% Change	% of total Revenue
	2006	2005	2005 to 2006	2006	2005
	(in thousands)
License	$47,540	$40,978	16%	22%	23%
Services	$144,642	$122,324	18%	68%	68%
Hardware and other	$20,816	$16,681	25%	10%	9%

Total revenue	$212,998	$179,983	18%	100%	100%

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment. We believe our revenue growth from 2005 to

Form 10-Q

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
     License revenue. License revenue increased 16% in the nine months ended September 30, 2006 over the prior year driven by strong growth in our Americas segment. The Americas license and hosting revenues increased $7.2 million, or 21%, in the nine months compared to the prior year nine months of 2005. This increase was partially offset by declines in EMEA and Asia Pacific license sales of $0.4 million and $0.2 million, respectively, over the nine months of 2005. A number of factors impacted revenue growth in our international segments including traditional seasonality in both EMEA and Asia Pacific regions, and the EMEA economy, which continues to be sluggish with large capital project technology spending.
     License sales mix across our product suite remained strong in the nine months with approximately 60% of sales in our warehouse management solutions and 40% in non-warehouse management solutions. New to existing customer license sales mix was approximately 60/40% split in the nine months. With our expanded suite of supply chain solutions we continue to see solid growth in our core warehouse management solutions with 15% growth in the nine months and non-warehouse management solutions growth of 17% over the prior year nine months.
     Services revenue. Services revenue increased 18% in the nine months of 2006 principally due to: (i) a 21% increase of professional services revenue required to implement larger projects, increased license sales and existing customer upgrades to more current versions of our offerings; and (ii) a 22% increase in revenue from software enhancement subscription agreements. Over the past several years, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. Our services revenue growth has been and will likely continue to be affected by the mix of products sold. The individual engagements involving our non-warehouse management solutions typically require less implementation services.
     Hardware and other. Sales of hardware increased by 20% to $13.0 million in the nine months ended September 30, 2006 compared to $10.9 million in the nine months ended September 30, 2005. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the nine months ended September 30, 2006 and 2005, reimbursements by customers for out-of-pocket expenses were approximately $7.8 million and $5.8 million, respectively.
     Geographic regions. We manage our business based on three geographic regions: the Americas, EMEA, and Asia Pacific. Geographic revenue information is based on the location of sale. During the first nine months of 2006 and 2005, we derived the majority of our revenues from sales to customers within our Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Nine Months Ended
	September 30,
	2006	2005
Americas	83%	81%
EMEA	10%	13%
Asia Pacific	7%	6%

Form 10-Q

     Revenues in Americas increased by 22% in absolute dollars and 2% as a percentage of total revenue due to record software sales and services revenue during the first nine months. Revenues in EMEA decreased by 12% in absolute dollars and 3% as a percentage of total revenue. The continued weak spending environment has put downward pressure on our license and service revenues in the region due to lack of sustained big deal growth. Revenues for the first nine months in Asia Pacific increased by 32% in absolute dollars and 1% as a percentage of total revenue. Additional financial data for each geographic region can be found in Note 10 to the Condensed Consolidated Financial Statements.
Cost of Revenue

	Nine Months Ended September 30,		% Change
	2006	2005	2005 to 2006
	(in thousands)
Cost of license	$4,410	$3,582	23%
Cost of services	$69,908	$55,905	25%
Cost of hardware and other	$18,328	$14,180	29%
     Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. The increase in cost of software in the nine months ended September 30, 2006 is attributable to a 16% increase in license revenue.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the nine months ended September 30, 2006 was principally due to increases in salary-related costs resulting from: (i) a 18% increase in the average number of personnel dedicated to the delivery of professional services outside of India, part of which resulted from the Evant acquisition; (ii) average services personnel in India increased by 72% over 2005; (iii) a $1.0 million increase in bonus expense based on our cumulative performance relative to internal plans; and (iv) annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively. Also contributing to the increase over 2005 was $1.6 million of stock compensation expense in 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006.
     Cost of hardware and other. Cost of hardware increased to approximately $10.7 million in the nine months ended September 30, 2006 from approximately $8.4 million in the nine months ended September 30, 2005 as a direct result of higher sales of hardware. The increase in the cost of hardware as a percentage of hardware revenue is principally due to an increase in the percentage of hardware products sold with relatively higher gross margins during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $7.7 million and $5.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Form 10-Q

Operating Expenses

	Nine Months Ended September 30,		% Change	% of Total Revenue
	2006	2005	2005 to 2006	2006	2005
	(in thousands)
Research and development	$30,398	$24,584	24%	14%	14%
Sales and marketing	$34,018	$29,844	14%	16%	17%
General and administrative	$21,863	$16,251	35%	10%	9%
Depreciation and amortization	$9,914	$8,929	11%	5%	5%
Severance, accounts receivable, acquisition-related and impairment charges	$1,773	$5,481	(68%)	1%	3%
     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the nine months ended September 30, 2006 was attributable to: (i) a 39% increase in the average number of personnel dedicated to ongoing research and development activities in our India operations; (ii) annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively; (iii) an increase of approximately $0.9 million in contract labor expense relating to development in the planning and replenishment area; and (iv) $0.9 million of stock compensation expense in 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006. The number of research and development personnel related to our India operations increased to 483 at September 30, 2006 from 338 at September 30, 2005. Our principal research and development activities during 2006 and 2005 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of both our comprehensive Integrated Logistics Solutions and Integrated Planning Solutions product suites. In addition, we invested in our LEMA platform, which is designed to provide our customers with a comprehensive, services-oriented supply chain platform.
     For the nine months ended September 30, 2006 and 2005, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 was attributable to: (i) an increase in bonus and incentive compensation expense relating to higher license fees of approximately $1.8 million; (ii) an increase of approximately $0.9 million in travel expense; (iii) annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively; (iv) a 6% increase in sales and marketing headcount, and (v) $1.0 million of stock compensation expense in 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the nine months ended September 30, 2006 was attributable to: (i) an increase in salary-related costs resulting from additional personnel combined with annual compensation increases for 2005 and 2006, effective May 1, 2005 and January 1, 2006, respectively; (ii) an increase of approximately $1.3 million in professional fees and contract labor; and (iii) $2.0 million of stock compensation expense in the first nine months of 2006 resulting from the adoption of SFAS 123(R) on January 1, 2006.

Form 10-Q

     Depreciation and amortization. Depreciation expense amounted to $6.3 million and $5.6 million during the nine months ended September 30, 2006 and 2005, respectively. Amortization of intangibles amounted to $3.7 million and $3.3 million during the nine months ended September 30, 2006 and 2005, respectively. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Evant in August 2005, eebiznet in July 2004, Avere, Inc. in January 2004, ReturnCentral, Inc. in June 2003, and Logistics.com, Inc. in December 2002. The increase in 2006 was attributable to the intangible asset amortization expense from the Evant acquisition, which totaled approximately $2.0 million in the nine months ended September 30, 2006.
     Severance, accounts receivable, acquisition-related and impairment charges. Charges in the nine months totaled $1.8 million which consisted of $0.3 million impairment charge related to an investment in a technology company and final Evant employee retention charge of approximately $1.5 million. In July 2003, the Company invested $2.0 million in a technology company. Based on our assessment of uncertainties associated with the fair value of our investment following an unsuccessful public offering, we have written down our investment in the third quarter of 2006 by $0.3 million. We will continue to monitor this investment as additional impairment charges may be required.
At the closing of the Evant acquisition, $2.8 million was deposited into escrow for employee retention purposes and was distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and was recognized as compensation expense ratably over the required employee retention period. During the third quarter of 2006, we completed the Evant retention bonus program and paid out the final bonuses.
     During the first nine months of 2005, we recorded $5.5 million of severance, accounts receivable and acquisition-related charges. Included in the $5.5 million were: (i) a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large German customer with which we have had a challenging relationship and for which we consider collection to be doubtful; (ii) approximately $1.1 million in severance-related costs associated with the consolidation of our European operations into the Netherlands, United Kingdom and France; (iii) $1.1 million of severance-related costs associated with the acquisition of Evant; and (iv) $0.5 million in acquisition-related costs associated with an attempted acquisition that did not close. The $2.8 million bad debt provision is our best estimate of costs to be incurred from the termination of our business relationship with the large challenging customer. However, this amount may change if the issue results in litigation or if a settlement is reached that is not covered by our corporate insurance policies. It is not possible at this time to estimate the amount of any such potential costs. As part of the restructuring in Europe, we eliminated 17 sales and professional services positions throughout Europe. We anticipate that there will be no further costs relating to the restructuring in future quarters. The severance-related costs associated with Evant consisted primarily of one-time payments to employees not retained due to duplicative functions. The acquisition-related costs incurred consisted of outside legal and accounting due diligence expenses.

Form 10-Q

Operating Income, Other Income and Taxes

	Nine Months Ended September 30,		% Change
	2006	2005	2005 to 2006
	(in thousands)
Operating income	$22,386	$21,227	5%
Other income, net	$2,727	$1,971	38%
Income tax provision	$10,596	$10,298	3%
     Operating income. The increase in operating income during 2006 compared to the prior year was driven by record increases in our consolidated revenues, partially offset by incremental expense associated with the Evant acquisition, higher variable compensation accruals in 2006 driven by record revenues and earnings, expansion of our India operations, and stock option expense associated with the adoption of SFAS 123(R). See Note 6 to the Condensed Consolidated Financial Statements.
     Other income, net. Other income, net includes interest income and interest expense and foreign currency gains and losses. Interest income was $2.4 million in 2006 versus approximately $3.0 million in 2005 decreasing on lower overall cash balances. We recorded approximately $0.3 million of interest expense in 2005 relating to interest resulting from state sales tax audits. The weighted-average interest rate earned on investment securities during the nine month periods ended September 30, 2006 and September 30, 2005 was approximately 3.5% and 2.8%, respectively. We recorded a net foreign currency gain of $0.5 million during the nine months ended September 30, 2006 and a net foreign currency loss of $0.6 million during the nine months ended September 30, 2005. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound and the Euro.
     Income tax provision. Our effective income tax rates were 42.2% and 44.4% in the nine months ended September 30, 2006 and 2005, respectively. The 2006 rate includes the impact of non-deductible stock compensation expense resulting from our adoption of SFAS 123(R) on January 1, 2006. The higher tax rate in 2005 was attributable to the inability to recognize significant tax benefit from the $4.4 million of severance, accounts receivable, and acquisition related charges due to the recent losses in the foreign locations where most of these charges occurred.
Liquidity and Capital Resources
     We have funded our operations through cash generated from operations. As of September 30, 2006, we had approximately $117.6 million in cash, cash equivalents and investments, as compared to $93.7 million at December 31, 2005.
     Our operating activities generated cash flow of approximately $41.3 million for the nine months ended September 30, 2006 and $28.9 million for the nine months ended September 30, 2005. Cash flow from operating activities for the nine months ended September 30, 2006 increased on record collections and record revenue. Cash from operating activities for the nine months ended September 30, 2005 arose principally from operating income and lower net working capital requirements. Days sales outstanding (“DSO”) decreased to 67 days at September 30, 2006 from 81 days at December 31, 2005, as a result of strong collections. We expect DSO to return to the low 70s as a more consistent barometer.
     Our investing activities used cash of approximately $37.3 million for the nine months ended September 30, 2006 and approximately $3.6 million for the nine months ended September 30, 2005. The

Form 10-Q

use of cash for investing activities for the nine months ended September 30, 2006 was the purchase of approximately $7.5 million of capital equipment and the net purchases of investments of approximately $29.6 million. The use of cash for investing activities for the nine months ended September 30, 2005 was for the purchases of approximately $7.3 million of capital equipment to support our business and infrastructure and the purchase of Evant for $48.7 million, offset by net maturities of investments of approximately $52.5 million.
     Our financing activities used cash of approximately $9.2 million and $39.3 million for the nine months ended September 30, 2006 and 2005, respectively. The principal use of cash for financing activities for the nine months ended September 30, 2006 and 2005 was to purchase approximately $16.0 million and $41.3 million of our common stock during each period, respectively, partially offset by the proceeds from the issuance of our common stock pursuant to the exercise of stock options. In 2006, we have repurchased 773,301 shares at an average price of $20.73. As of September 30, 2006, we have $42.9 million of Board approved share repurchase authority remaining.
     Periodically, opportunities may arise to grow our business through the acquisition of complementary and synergistic companies, products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. We believe that existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case.
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
     We have identified the following as our critical accounting policies:
Revenues and Revenue Recognition
     Our revenue is derived from (i) License Revenue, which consist of revenue from the licensing and hosting of software and revenue from funded research and development efforts; (ii) Services Revenue, which consist of fees from consulting, implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions; and (iii) Hardware and Other Revenue, which consists of sales of hardware and reimbursed project expenses.
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

Form 10-Q

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

Form 10-Q

Accounts Receivable
     We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our top five customers in aggregate accounted for 23% and 13% of total revenue for the quarters ended September 30, 2006 and 2005, respectively. No single customer accounted for more than 10% of revenue in the third quarters of 2006 or 2005.
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
     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At September 30, 2006, our goodwill balance was $70.3 million and our intangible assets with definite lives balance was $15.6 million, net of accumulated amortization.
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

Form 10-Q

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
     We recognized a foreign exchange rate gain of approximately $0.5 million during the nine months ended September 30, 2006 and a foreign exchange rate loss of $0.6 million during the nine months ended September 30, 2005. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at September 30, 2006 relative to the U.S. dollar would result in approximately a $1.2 million change in the reported foreign currency loss for the nine months ended September 30, 2006.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at September 30, 2006 and September 30, 2005 was approximately 3.5% and 2.8%, respectively. The fair value of investments held at September 30, 2006 was approximately $108.4 million. Based on the average investments outstanding during the nine months ended September 30, 2006, an increase or

Form 10-Q

decrease of 25 basis points would result in an increase or decrease to interest income of $0.1 million from the reported interest income for the nine months ended September 30, 2006.
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
     During the third quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
     We are also involved in litigation with one domestic customer regarding the implementation of our warehouse management system. We believe that any liability that may arise as a result of this proceeding will not have a material adverse effect on our financial condition. However, this may change if litigation expenses are incurred, a judgement is entered or a settlement is reached that are not covered by our corporate insurance policies.
Item 1A. Risk Factors.
     No events occurred during the quarter covered by the report that would require a response to this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In February 2005, our Board of Directors authorized us to purchase up to $20 million of our common stock, including the amount that had previously been approved but not yet repurchased, over a period ending no later than February 3, 2006. In July 2005, our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 21, 2006. In July 2006, our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 20, 2007. A summary of purchases during the third quarter of 2006 is as follows:

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1 - July 31, 2006	—	—	—	$50,000,000
August 1 - August 31, 2006	333,511	$21.18	333,511	42,935,950
September 1 - September 30, 2006	—	—	—	42,935,950

Total	333,511	$21.18	333,511	$42,935,950

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

MANHATTAN ASSOCIATES, INC.
Date: November 9, 2006	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 9, 2006	/s/ Dennis B. Story
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