Form 10-K
period 2006-12-31
MANHATTAN ASSOCIATES INC
filed 2007-03-14
CIK 1056696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Stock, $.01 par value per share
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2006 was $541,525,106, which was calculated based upon a closing sales price of $20.29 per share of the Common Stock as reported by the Nasdaq Stock Market on the same day. As of March 13, 2007, the Registrant had outstanding 26,858,914 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2007 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2006

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
     All of our solutions also include services such as design, configuration, implementation, product assessment and training as well as customer support and software enhancement subscriptions. Some key benefits of implementing our solutions include:
•	Optimizing inventory levels;

•	Improving inventory and order accuracy;

•	Improving compliance with customer requirements, including radio frequency identification (RFID) and electronic product code (EPC) requirements;

•	Facilitating multi-channel planning and fulfillment;

•	Improving visibility of inventory, order status and delivery status;

•	Enhancing communication with other participants in the supply chain, including suppliers, customers and transportation providers;

•	Increasing the productivity of labor, facilities and materials-handling equipment; and

•	Lowering transportation costs.
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
     The traditional push methodology, where companies would dictate customers’ options, has given way to a more customer demand-driven, pull methodology. The result has been an increased need for better plans, increased communication with trading partners and a closer examination of business processes and systems. Unlike in the past, when companies were looking to simply establish supply chain management systems, they are now looking to maximize their investments across the supply chain. In doing so, they are seeking to solve specific operational inefficiencies with solutions that can scale as their business grows and integrate with other systems, such as their enterprise resource planning (ERP) system, material handling equipment or other solutions. In addition, companies are increasingly seeking to reduce the number of vendors they work with and increase overall integration without compromising quality or performance.
Manhattan Associates’ Solutions and Services
     Solutions. Our solutions are designed to enable our customers to manage their supply chain. They include planning components that allow companies to plan inventory, create forecasts and replenish inventory on an ongoing basis. They also include execution components that help companies manage the efficient flow of goods through distribution centers and transportation networks, while maintaining ongoing communication with trading partners. Our solutions operate across the Unix, System i (iSeries, AS/400) and Microsoft .NET computing platforms. Our solutions operate on multiple hardware platforms utilizing various hardware systems and inter-operate with many third-party software applications and legacy systems. This interfacing and open system capability enables customers to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide adapters for most ERP systems to enhance communication and reduce implementation costs between our core products and our clients’ host systems. We currently offer interfacing adapters to systems developed by Oracle, SAP, Lawson, JDA Software, Essentus and Intentia.
     We call the combination of our supply chain planning solutions Integrated Planning Solutions™ which consist of the following:
•	Advanced Planning allows companies to plan their inventory using several methodologies. Included in Advanced Planning are the following planning components:
o	Financial and Item Planning, which enables companies to develop top-down and bottom-up plans across multiple channels and multiple levels of the product hierarchy;

o	Assortment Planning, which supports defining, building and managing assortments to meet financial goals;

o	Catalog Planning and Web Planning, which support the unique planning requirements of the catalog and Web channels; and

o	Promotion Planning, which allows companies to plan and manage promotional events and assortments.
•	Demand Forecasting enables companies to generate and maintain forecasts at different levels of product data. It also includes a Promotion Forecasting solution which generates a promotion forecast and promotional lift based on historical sales.

•	Replenishment helps companies regulate, maintain and deploy inventory. It is also offered to companies for Vendor Managed Inventory, as a solution to allow them to manage their own replenishment.
     We refer to the combination of our supply chain execution solutions as Integrated Logistics Solutions™ which consist of the following:

•	Distributed Order Management manages the order fulfillment process, capturing and allocating orders across multiple supply chain channels to balance supply with demand.

•	Warehouse Management manages the processes that take place in a distribution center, beginning with the placement of an order by a customer and ending with the order fulfillment process. It includes a dynamic billing solution called Billing Management, which captures information from supply chain systems to enable logistics service providers to track and bill clients for inventory handling, storage, fulfillment and transportation activities.

•	Slotting Optimization helps determine the optimal layout and placement of products in a distribution facility.

•	Labor Management enables the tracking, monitoring and management of employee activities within the warehouse.

•	Transportation Management allows companies to plan, procure and execute transportation services. Within Transportation Management are the following solutions: Transportation Procurement—which enables the development and management of a transportation strategy that considers business factors while soliciting bids from transportation providers and designing the execution plan around it; Transportation Planning and Execution—which allows shippers to execute on transportation plans and adjust their transportation network in real time based on events; Fleet Management—which allows companies to manage both private and dedicated fleets; Audit Payment and Claims—which automates freight invoicing processing, payment and reconciliation to provide closed loop financial reconciliation of transportation processes; and Carrier Management—which allows carriers to manage their overall transportation network and their use of resources and assets.

•	Yard Management plans, executes, tracks and audits all incoming and outgoing loads, providing visibility into yard activities and managing both the yard and dock doors.

•	Trading Partner Management synchronizes the business processes and communication of suppliers, manufacturers, distributors, logistics service providers and customers. It includes Supplier Enablement—which extends execution capabilities to vendors and factories trading partners through purchase order management and fulfillment and shipping management; Logistics Hub Management—which extends execution capabilities to hubs, enabling them to manage and create advance ship notices; Carrier Enablement—which provides visibility to in-transit shipments and allows carriers to provide shipment status to create greater visibility; and Customer/Store Enablement—which provides order and inventory visibility and Web-based order entry for both customers and shippers.

•	Reverse Logistics Management manages and automates the returns process—tracking, storing, referencing and reporting on returned merchandise to increase net asset recovery.

•	RFID Solutions help capture and track EPC data and utilize this information to better manage and track inventory. They include: EPC Manager—which captures and tracks unique EPC event data and integrates with other applications and existing systems to share this data; Enterprise EPC Manager—which collects EPC data across the entire enterprise into a single repository; and Integration Manager for RFID—which enables the integration of RFID capabilities with other solutions, includes other Manhattan Associates’ solutions.
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
     We have developed a proprietary, standardized implementation methodology called PRISM, which leverages our solutions’ architecture with the knowledge and expertise gained from completing more than 2,500 installations worldwide. The modular design of our solutions significantly reduces the complexities associated with integrating to existing systems, including ERP, Supply Chain Management (SCM), Customer Relationship Management (CRM), e-business systems and complex material handling systems. As a result, we have been able to deploy a fully automated inbound and outbound supply chain execution system in less than two months.
     Customer Support Services and Software Enhancements. We offer a comprehensive program that provides our customers with software upgrades that offer additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Over the last three years, our annual renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. We have the ability to remotely access the customer’s system in order to perform diagnostics, on-line assistance and assist in software upgrades. We offer 24x7 customer support plus software upgrades for an annual fee paid in advance, determined based on the level of service needed by the customer. Our upgrades are provided under this program on a when-and-if available basis.
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
Strategy
     Our objective is to extend our position as a leading supply chain solutions provider. These solutions help global manufacturers, wholesalers, retailers and logistics providers successfully manage growing demands as well as the increasing complexity and volatility of their local and global supply chains. Our solutions are advanced, highly functional, highly scalable and allow our customers to improve relationships with suppliers, customers and logistics providers, leverage their investments across the supply chain, effectively manage costs and meet dynamically changing customer requirements. Our strategies to accomplish our objective include the following:
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
     Expand International Sales. We believe that our solutions offer significant benefits to customers in international markets. We have over 900 employees outside the United States focused on international sales, servicing our international clients and product development. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, Middle East, and Asia. Our international strategy includes leveraging the strength of our relationships with current customers that also have significant overseas operations and the pursuit of strategic marketing partnerships with international systems integrators and third-party software application providers.
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

     In addition to new customer sales, we will continue to leverage our existing customer base to provide for system upgrades, sales of additional licenses of purchased solutions and sales of new or add-on solutions. We also plan to further develop and expand our indirect sales channels, including sales through reseller agreements, marketing agreements and agreements with third-party logistics providers. To extend our market coverage and to provide us with new business leads and access to trained implementation personnel, we further intend to develop and expand our strategic alliances with systems integrators capable of performing implementations of our solutions. Business referrals and leads helping us to grow our business continue to be positively influenced by systems integrators, which include most of the large consulting firms and other systems consulting firms specializing in our targeted industries. We believe that our leadership position in providing supply chain solutions perpetuates the willingness of systems integrators to recommend our solutions where appropriate.
     We have an established program intended to foster joint sales and marketing efforts with our business partners. In some cases, this includes joint development work to make our products and our partner’s products interface seamlessly. Among others, partnerships arising from our Manhattan Associates Partner Program (MAP2) include: Accenture—a global management consulting, technology services, and outsourcing company committed to delivering innovation; CSC Consulting—global information technology (IT) services company; Hewlett-Packard—technology solutions provider to consumers, businesses and institutions globally; IBM—world’s largest information technology company which develops, manufactures and markets semiconductor and interconnect technologies, products and services; KSA Consulting—premier global management consulting firm offering integrated strategy, process and technology deployment solutions to the consumer products and retail industries; Microsoft—worldwide leader in software, services and solutions that help people and businesses realize their full potential; Q4, a division of Fortna—supply chain design and implementation solutions provider; Sedlak—a supply chain consulting company; Tompkins—a leading operations-focused consulting and integration firm, specializing in end-to-end supply chain solutions; UPS Technology—the world’s largest package delivery company and a leading global provider of specialized transportation and logistics services; and Vocollect—a global leader in voice-directed work.

Customers
     To date, our customers have been suppliers, manufacturers, distributors, retailers and logistics providers in a variety of industries. The following table sets forth a representative list of customers that contracted to purchase solutions and services from us in 2006.

Industries
Aldes
Alidi
Alliance Boots
Alshaya Trading
Alternativa
Anderson Media
Argos Limited
ASICS AMERICA
Associated Food Stores
Associated Wholesale Grocers
AtomicBox
Barnes Distribution
Bidvest Group
Blair Corporation
Botanic
Build-A-Bear Workshop
Bulova Corporation
C&J Clark America
C.S. Brooks World Carpets
Cabela’s Incorporated
CargoCare
Carole Hochman Designs
Catering Engros
Central Grocers
Cingular Wireless
Con-Way Truckload Services
Cornerstone Brands
Croscill
Custom Building Products, Inc.
David’s Bridal
DeCA
Del Monte Fresh Produce
Deluxe Film Services
DHL Logistics Singapore Pte Ltd
Donaldson Company, Inc.
Electronics for Imaging
Ergon SCM de Mexico SA de CV
Exel
Family Dollar
Fiskars Brands
Fitness Quest

Fowler Welch Coolchain
Fujitsu Asia Pte. Ltd.
GAZAL Apparel Pty Limited
Genuine Parts
Godiva Chocolatier
Goodman Global Holding
Gopher Sport
H&O Distribution
H.D. Smith Wholesale Drug Co.
Halfords
Hanesbrands
Henkel Consumer Adhesives
Holiday
Hot Springs
Hudd Distribution Services
IFC Warehousing & Distribution
Innotrac Corporation
Inter-Fab, Inc
Interstate Distributor Co.
IP Budin
Jack Link’s Beef Jerky
Kangxin Logistics Co., Ltd.,
Kohl’s Departments Stores
Kontena
Lenta
Lianozovo Dairy
Meyer Group Ltd
MGA Entertainment, Inc.
MOL Logistics
Mothercare UK
Nature’s Best
Newark Electronics
Nissin Corporation
Northern Safety Co.
Office Depot
Okaidi
Pacific Sunwear of California, Inc.
Paris S.A.
Payless ShoeSource
Perfect 10 Satellite Distribution

Performance Team Freight Systems
Phillips Van Heusen Corporation
PJ Food Service
PT Matahari Putra Pima Tbk
PUMA North America
Recreational Equipment, Inc.
Rocky Brands
Ronco
Sara Lee Corporation
School Apparel
Sentry Logistics
Servicios Empresariales Zimag S.A. de C.V.
Shanghai Paradise Electrical Appliances Co., Ltd
Shenzhen Jin Tian Logistics Technology
Speed Transportation
Springs Global US, Inc.
Sturm Foods, Inc.
StyleMark
Sumifru Corporation
Sunrise Technologies
Sysco Corporation
Systems Material Handling
Teva Pharmaceuticals
The Hillman Group
The Jay Group
The Orvis Company
The Tranzonic Company
Thermwell Products Co., Inc.
TNT Logistics
Toshiba TEC America
Transtar Industries, Inc.
Tyco Healthcare Group
Under Armour, Inc.
US Foodservice
UWT Logistics LLC
Ventura Foods
Vera Bradley Designs
VF
Walls Industries
Warnaco,Inc.

     Our top five customers in aggregate accounted for 16%, 14% and 14% of total revenue for each of the years ended December 31, 2006, 2005 and 2004, respectively. No single customer accounted for more than 10% of revenue in 2006, 2005 or 2004.
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
     We plan to principally conduct our development efforts internally in order to retain development knowledge and promote the continuity of programming standards; however, some projects that can be performed separately and/or require special skills may be outsourced. Periodically, we use third-party research and development companies to localize our products into Chinese, Danish, French, German, Japanese, Korean, Spanish and Swedish. We also established a development center in Bangalore, India during 2002, which now has approximately 480 research and development professionals.
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
     Our research and development expenses for the years ended December 31, 2006, 2005 and 2004 were $41.5 million, $34.1 million and $28.8 million, respectively. We intend to continue to invest significantly in product development.
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

     We believe that we compete favorably with respect to each of these factors. Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise as a whole. Our existing competitors include:
•	the corporate information technology departments of current or potential customers capable of internally developing solutions;

•	supply chain execution vendors, including Catalyst International, Inc., RedPrairie Corporation, and Highjump (3M), among others;

•	supply chain planning vendors including Compass, DemandTec, Lawson and SAS/Marketmax, among others;

•	enterprise resource planning (ERP) or supply chain management (SCM) application vendors with products or modules of their product suite offering varying degrees of supply chain execution (SCE) functionality, such as Infor, JDA Software Group, Inc., i2 Technologies, Oracle Corp. and SAP AG; and

•	smaller independent companies that have developed or are attempting to develop distribution center management software that competes with our SCE solutions.
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
     Some of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we do. In order to be successful in the future, we must continue to respond promptly and effectively to technological change and competitors’ innovations. We cannot assure you that our current or potential competitors will not develop solutions comparable or superior in terms of price and performance features to those developed by us. In addition, we cannot assure you that we will not be required to make substantial additional investments in connection with our research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future. Increased competition may result in reductions in market share, pressure for price reductions and related reductions in gross margins, any of which could materially and adversely affect our ability to achieve our financial and business goals. We cannot give assurance that in the future we will be able to successfully compete against current and future competitors.
International Operations
     Our international revenue was approximately $59.0 million, $54.7 million and $48.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, which represents approximately 20%, 22% and 23% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. International revenue includes all revenue derived from sales to customers outside the

United States. We now have over 900 employees outside the United States. We have offices in Australia, China, France, Germany, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America.
Proprietary Rights
     We rely on a combination of copyright, trade secret, trademark, service mark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We have registered trademarks for PkMS, PickTicket Management System, PTRS, Have/Needs Analysis, LogisticsPRO, InfoLink, InfoLink Order, Infolink Source, PkCost, PkView, PkAllocate, WorkInfo, SmartInfo, SlotInfo, SystemLink, DCMS, Logistics.com, RFID in a Box, Integrated Logistics Solutions, Integrated Planning Solutions, Manhattan Associates and the Manhattan Associates logo. We generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to, and distribution of, our proprietary information. We license our solutions to our customers and restrict the customer’s use for internal purposes without the right to sublicense the solutions. However, we believe that this provides us only limited protection. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot assure you that we will successfully deter misappropriation or independent third-party development of our technology or prevent an unauthorized third party from copying or obtaining and using our products or technology. In addition, policing unauthorized use of our solutions is difficult, and while we are unable to determine the extent to which piracy of our software solutions exist, software piracy could become a problem.
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
Employees
     As of December 31, 2006, we employed 1,965 full time employees, including 203 in sales and marketing, 902 in services, 713 in R&D and 147 in general and administration. By geography, we have 1,040 employees based in the Americas, 674 employees in India, 134 employees in EMEA, and 117 employees in APAC.

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

     Delays in implementations of our products could adversely impact us. Due to the size of most of our software implementations, our implementation cycle can be lengthy and may result in delays. These delays could cause customer dissatisfaction, which could harm our reputation. Additional delays could result if we fail to attract, train and retain services personnel, or if our alliance companies fail to commit sufficient resources towards implementing our software. These delays and resulting customer dissatisfaction could harm our reputation and cause our revenue to decline.
     Our ability to successfully compete with other companies may fail. We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings and new competitors enter the market. Our current competitors come from many segments of the software industry and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. We face competition for product sales from:
•	the corporate information technology departments of current or potential customers capable of internally developing solutions;

•	supply chain execution vendors, including Catalyst International, Inc., RedPrairie Corporation, Optum, Inc., Provia Software, Inc., Highjump (3M) and SSA Global Technologies, Inc. among others;

•	supply chain planning vendors including Compass, DemandTec, Lawson and SAS/Marketmax, among others;

•	enterprise resource planning (ERP) or supply chain management (SCM) application vendors with products or modules of their product suite offering varying degrees of supply chain execution (SCE) functionality, such as Retek, Inc., Manugistics Group, Inc., i2 Technologies, Oracle Corp. and SAP AG; and

•	smaller independent companies that have developed or are attempting to develop distribution center management software that competes with our SCE solutions.
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

     Our performance may be negatively impacted by macro-economic or other external influences. We are a technology company selling technology-based solutions with total pricing, including software and services, in many cases, exceeding $1.0 million. Reductions in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our solutions. During 2006, we continued to experience effects from a weak spending environment for information technology in Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled. We believe that a deterioration in the current business climate within the United States and/or other geographic regions in which we operate, continued delays in capital spending, or the timing of deals closed could have a material adverse impact on our business and our ability to compete, and is likely to further intensify in our already intensely competitive markets.
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
     In the last several years, we opened new international offices in China, Germany, France, Australia, India, Singapore and Japan. These openings constituted a substantial expansion of our international presence, which, prior to 2002, consisted principally of offices in the United Kingdom and the Netherlands. We have committed resources to the opening and integration of international sales offices and the expansion of international sales and support channels. Our efforts to develop and expand international sales and support channels may not be successful. International sales are subject to many risks, including the following:
•	building and maintaining a competitive presence in new markets;

•	difficulties in staffing and managing foreign operations;

•	difficulties in managing international systems integrators;

•	difficulties and expenses associated with complying with a variety of foreign laws;

•	difficulties in producing localized versions of our products;

•	import and export restrictions and tariffs;

•	difficulties in collecting accounts receivable;

•	unexpected changes in regulatory requirements;

•	currency fluctuations; and

•	political and economic instability abroad.
     Seasonal fluctuations may arise from the lower sales that typically occur during the summer months in Europe and other parts of the world.

     Our operating results are substantially dependent on one line of business. We continue to derive a substantial portion of our revenues from sales of our software and related services and hardware. Any factor adversely affecting the markets for SCM solutions could have an adverse effect on our business, financial condition and results of operations. Accordingly, our future operating results will depend on the demand for our products and related services and hardware by our customers, including new and enhanced releases that we subsequently introduce. We cannot assure you that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change or other factors would reduce our total revenues and harm our ability to maintain profitability.
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
     Our inability to attract, integrate and retain management and other personnel may adversely affect us. Our success greatly depends on the continued service of our executives, as well as our other key senior management, technical and sales personnel. Our success will depend on the ability of our executive officers to work together as a team. The loss of any of our senior management or other key professional services, research and development, sales and marketing personnel, particularly if lost to competitors, could impair our ability to grow our business. We do not maintain key man life insurance on any of our executive officers. Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to perform the services we offer. We cannot assure you that we will be able to attract and retain sufficient numbers of these highly skilled employees or to motivate them. Because of the complexity of the SCM market, we may experience a significant time lag between the date on which technical and sales personnel are hired and the time at which these persons become fully productive.
     Fluctuations in our hardware sales may adversely affect us. A portion of our revenue in any period is comprised of the resale of a variety of third-party hardware products to purchasers of our software. Our customers may choose to purchase this hardware directly from manufacturers or distributors of these products. We view sales of hardware as non-strategic. We perform this service to our customers seeking a single source for their supply chain execution needs. Hardware sales are difficult to forecast and fluctuate from quarter to quarter, leading to unusual comparisons of total revenue and fluctuations in profits. Revenue from hardware sales as a percentage of total revenue increased in 2006, but decreased in 2005 and 2004. If we are not able to increase our revenue from software licenses and services or maintain our hardware revenue, our profitability may be adversely affected.
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
     Our business and our profitability may be adversely affected if we cannot integrate acquired companies. We may from time to time acquire companies with complementary products and services. These acquisitions will expose us to increased risks and costs, including the following:
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
     Many acquisition candidates have significant intangible assets, and an acquisition of these businesses would likely result in significant amounts of goodwill and other intangible assets. Under new accounting rules, goodwill and certain other intangible assets will no longer be amortized to income, but will be subject to at least annual impairment reviews. If the acquisitions do not perform as planned, future charges to income arising from such impairment reviews could be significant. Likewise, future quarterly and annual earnings could be significantly adversely affected. In addition, these acquisitions could involve acquisition-related charges, such as one-time acquired research and development charges. During 2005, we recorded expenses of approximately $0.5 million relating to fees incurred in connection with a potential acquisition that we decided not to consummate.
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
     Our liability for intellectual property claims can be costly and result in the loss of significant rights. It is possible that third parties will claim that we have infringed their current or future products. We expect that SCM software developers like us will increasingly be subject to infringement claims as the number of products grows. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could negatively impact our operating results. We cannot assure you that these royalty or licensing agreements, if required, would be available on terms acceptable to us, if at all. We cannot assure you that legal action claiming patent infringement will not be commenced against us, or that we would prevail in litigation given the complex technical issues and inherent uncertainties in patent litigation. If a patent claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software.

     Our business may require additional capital. We may require additional capital to finance our growth or to fund acquisitions or investments in complementary businesses, technologies or product lines. Our capital requirements may be impacted by many factors, including:
•	demand for our products;

•	the timing of and extent to which we invest in new technology;

•	the timing of and extent to which we acquire other companies;

•	the level and timing of revenue;

•	the expenses of sales and marketing and new product development;

•	the success and related expense of increasing our brand awareness;

•	the cost of facilities to accommodate a growing workforce;

•	the extent to which competitors are successful in developing new products and increasing their market share; and

•	the costs involved in maintaining and enforcing intellectual property rights.
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

Item 1B. Unresolved Staff Comments
     As of December 31, 2006, we do not have any unresolved written comments which we received from the SEC not less than 180 days before December 31, 2006.
Item 2. Properties
     Our principal administrative, sales, marketing, support and research and development facility is located in approximately 137,868 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through September 30, 2018. We have additional offices throughout the United States under multi-year agreements in California, Massachusetts, Indiana and Delaware. We also occupy facilities outside of the United States under multi-year agreements in the United Kingdom, the Netherlands, Japan, China, Singapore, India and Australia. We also occupy offices under short-term agreements in other geographical regions. Our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.
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
     During the second quarter of 2005, we recorded a significant write-off of $2.8 million in accounts receivable from a customer located in Germany resulting from a legal dispute over the implementation of our software. During the fourth quarter of 2006, we recorded settlement costs of $2.9 million related to this matter in addition to another legal matter with a domestic customer regarding implementation of our warehouse management systems. The write-off and subsequent settlements are not common occurrences due to the unusual nature of the litigation. We do not believe that these items are indicative of ongoing operating results.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the Nasdaq National Market under the symbol “MANH”. The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq National Market for the periods indicated:

Fiscal Period	High Price	Low Price
2006
First Quarter	$22.46	$20.74
Second Quarter	21.90	18.52
Third Quarter	25.49	18.05
Fourth Quarter	30.81	23.60

2005
First Quarter	$24.02	$19.29
Second Quarter	22.38	17.44
Third Quarter	23.53	19.30
Fourth Quarter	23.79	20.48
     On March 13, 2007, the last reported sales price of our common stock on the Nasdaq National Market was $26.18 per share. The number of shareholders of record of our common stock as of March 13, 2007 was approximately 39.
     We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained by us for investment in our business.
     The following table provides information regarding our current equity compensation plans as of December 31, 2006:
Equity Compensation Plan Information

	Number of securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for future
	outstanding options, warrants	options, warrants and	issuance under equity
Plan Category	and rights	rights	compensation plans
Equity compensation plans approved by security holders	6,308,359	$24.80	1,961,651
Equity compensation plans not approved by security holders	—	—	—

Total	6,308,359	$24.80	1,961,651

     Additional information regarding our equity compensation plans can be found in Note 2 of the Notes to our Consolidated Financial Statements.

     The following table provides information regarding our purchases under our publicly-announced repurchase program for the quarter ended December 31, 2006:

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs (1)
October 1 – October 31, 2006	—	—	—	$42,935,950
November 1 – November 30, 2006	—	—	—	42,935,950
December 1 – December 31, 2006	—	—	—	42,935,950

Total	—	$0.00	—	$42,935,950

(1)	In February 2005, our Board of Directors authorized us to purchase up to $20 million of our common stock, including the amount that had previously been approved but not yet repurchased, over a period ending no later than February 3, 2006. In July 2005, our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 21, 2006. In July 2006, our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 20, 2007.
Item 6. Selected Consolidated Financial Data
     You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2006, 2005 and 2004, and the balance sheet data as of December 31, 2006 and 2005, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003, and 2002 are derived from the audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Income Data:
License revenue	$66,543	$57,119	$49,886	$43,229	$40,233
Total revenue	$288,868	$246,404	$214,919	$196,814	$175,721
Operating income (1)	$30,755	$30,277	$31,609	$30,494	$35,585
Net income	$19,331	$18,635	$21,634	$20,581	$23,605
Earnings per diluted share	$0.69	$0.64	$0.70	$0.67	$0.78

(1)	The results for 2006 reflect the adoption of SFAS No. 123(R). During 2006, we recorded stock option expense of $6.6 million. Prior to 2006, we did not record expense for employee stock options. The results for 2006 also include $2.9 million in legal settlements resulting from disputes over the implementation of our software, $1.5 million of employee retention bonuses associated with the acquisition of Evant, and a $0.3 million impairment charge against our $2 million investment in a technology company.

The results for 2005 include a bad debt provision of $2.8 million for amounts due from a large customer with whom we settled in 2006; $1.9 million of severance-related costs and employee retention bonuses associated with the acquisition of Evant; $1.1 million in severance-related costs associated with the consolidation of our European operations into the Netherlands, United Kingdom and France; and $0.5 million in acquisition-related costs associated with an attempted acquisition that did not close.

The results for 2003 include $0.9 million of fees incurred in connection with two potential acquisitions that we decided not to consummate and a restructuring charge of $0.9 million related to an internal reorganization. The results for 2002 include $1.5 million of in-process research and development expense from the acquisition of Logistics.com.

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$131,057	$93,675	$172,656	$155,403	$121,857
Total assets	$314,893	$273,398	$290,239	$266,608	$221,864
Debt	$—	$—	$148	$288	$240
Shareholders’ equity	$237,140	$205,398	$239,017	$224,158	$179,618
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
Business Overview
     We are a leading developer and provider of technology-based supply chain software solutions that help companies manage the effectiveness and efficiency of their supply chain. Our business is organized into three geographical reporting segments: Americas (North America and Latin America), EMEA (Europe, Middle East and Africa), and APAC (Asia Pacific). Each of these reporting segments have unique characteristics and faces different challenges and opportunities. In each of these segments, we provide solutions that consist of a combination of software, services, and hardware used for planning and execution of supply chain activities. These solutions help coordinate the actions and communication of manufacturers, suppliers, distributors, retailers, transportation providers and consumers. Our solutions consist of two main areas—supply chain planning and supply chain execution, which on a combined basis represent our supply chain management solution.
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
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. We believe that estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions were made. To the extent there are material differences between those estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions which we have identified as our critical accounting policies are: Revenue Recognition, Allowance for Doubtful Accounts, Valuation of Goodwill, Accounting for Income Taxes, Stock-based Compensation, and Business Combinations.
Revenue Recognition
          Our revenue consists of revenues from the licensing and hosting of software, fees from implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions, and sales of hardware and other (other consists of reimbursements of out of pocket expenses incurred by professional services).
          We recognize license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), specifically when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.
          The accounting related to license revenue recognition in the software industry is complex and affected by interpretations of the rules which are subject to change. Our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions decline, or if the financial condition of our customers deteriorate, we may be unable to determine that collectibility is probable, and we could be required to defer the recognition of revenue until we receive customer payments.
     Our services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to our software products. Fees from professional services performed by us are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a proportional performance basis based on the hours incurred on discreet projects within an overall services arrangement. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancement subscriptions are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.
          Hardware and other revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties that are integrated with and complementary to our software solutions and reimbursement of out of pocket expenses incurred by professional services. As part of a complete solution, our customers periodically purchase hardware from us in conjunction with the licensing of software. These products include computer hardware, radio frequency terminal networks, radio frequency identification (RFID) chip readers, bar code printers and scanners and other peripherals. Hardware revenue is recognized upon shipment to the customer when title passes. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.
          In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $9.7 million, $8.1 million and $7.0 million and for 2006, 2005, and 2004, respectively.
Allowance for Doubtful Accounts
     We continuously monitor collections and payments from our customers and maintain an allowance for estimated credits based upon our historical experience and any specific customer collection issues that we have identified. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.
Valuation of Goodwill
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill and other intangible assets with indefinite lives. Our goodwill is subject to an annual impairment test, which requires us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.
     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At December 31, 2006, our goodwill balance was $70.4 million.
Accounting for Income Taxes
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
Stock-based compensation
     Prior to January 1, 2006, we accounted for our employee stock option plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost related to stock options was recognized in the Statements of Income for periods prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) for stock based compensation. As a result of adopting SFAS No. 123(R), our income before income taxes and net income for 2006 was $6.6 million and $5.3 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share were each $0.19 lower than if we had continued to account for share-based compensation under APB Opinion No. 25.
     We estimate the fair value of options granted on the date of grant using the Black-Scholes option pricing model. We base our estimate of fair value on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. We base our expected volatilities on a combination of the historical volatility of our stock and the implied volatility of our publicly traded stock options. Due to the limited trading volume of our publicly traded options, we place a greater emphasis on historical volatility. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. We base the risk-free interest rate on the rate for U.S. Treasury zero-coupon issues with a term approximating the expected term.
     We recognize compensation cost for awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. Compensation cost recognized in any period is impacted by the number of stock options granted and the vesting period (which generally is four years), as well as the underlying assumptions used in estimating the fair value on the date of grant. This estimate is dependent upon a number of variables such as the number of options awarded, cancelled or exercised and fluctuations in our share price during the year.
Business Combinations
     In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.
     Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to future expected cash flows from customer contracts and acquired developed technologies; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
     In connection with purchase price allocations, we estimate the fair value of the support obligations assumed in connection with acquisitions. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical direct costs related to providing the support services and to correct any errors in the software products acquired. We do not include any costs associated with selling efforts, when and if available upgrades, or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because the acquired entities would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation.
Recent Developments
     Adoption of SFAS No. 123(R). Prior to January 1, 2006, we accounted for our employee stock option plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost related to stock options was recognized in the Statements of Income for periods prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for all prior periods have not been restated. Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes and net income for 2006 was $6.6 million and $5.3 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share were each $0.19 lower than if we had continued to account for share-based compensation under APB Opinion No. 25.
     The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Effective January 1, 2006, expected volatilities are based on a combination of historical volatility of our stock and implied volatility of our publicly traded stock options. Due to the limited trading volume of our publicly traded options, we place a greater emphasis on historical volatility. Previously, we had relied exclusively on historical volatility, disregarding periods of time in which our share price was extraordinarily volatile because of company-specific circumstances that were not expected to recur. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a term approximating the expected term. The weighted-average grant-date fair values of options granted during 2006, 2005, and 2004 were $11.26, $11.72, and $16.95, respectively. We recognize compensation cost for awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. At December 31, 2006, the unamortized compensation cost related to stock option awards totaled $7.2 million, which is expected to be recognized over a weighted-average period of 1.7 years.

     During the fourth quarter of 2005, the Board of Directors approved an Option Acceleration Agreement that accelerated the vesting of unvested stock options held by our employees with an exercise price of $22.09 or higher. The accelerated vesting affected options for approximately 765 option holders, representing 1.9 million shares of our common stock. In order to prevent unintended personal benefits to individuals resulting from the accelerated vesting of options, we imposed sales restrictions on shares acquired upon exercise of these options that parallel the vesting requirements of the original options. These sales restrictions on the shares acquired continue following termination of employment until the original vesting dates are reached.
     The accelerated vesting of these stock options with exercise prices greater than the then-current market value (“underwater”) was made primarily to avoid recognizing compensation expense in our future income statements upon the adoption of SFAS No. 123(R) for underwater options that we believed would not offer a sufficient incentive to our employees when compared to the future compensation expense that we would have incurred under SFAS No. 123(R).
     Compensation cost recognized in any period is impacted by the number of stock options granted and the vesting period (which generally is four years), as well as the underlying assumptions used in estimating the fair value on the date of grant. This estimate is dependent upon a number of variables such as the number of options awarded, cancelled or exercised and fluctuations in our share price during the year.
     Acquisition. On August 31, 2005, we acquired all of the issued and outstanding stock of Evant, and Evant became a wholly-owned subsidiary. Evant is a provider of demand planning and forecasting and replenishment solutions to customers in the retail, manufacturing and distribution industries. The acquisition further diversifies our product suite and expands our customer base. We paid an aggregate of $47.2 million in cash, and incurred $0.3 million in acquisition costs and $0.8 million of severance to eliminate duplicative functions. The $47.2 million includes $2.3 million of bonuses paid to employees not retained by us pursuant to an employee bonus plan approved by Evant’s management (the “Evant Bonus Plan”). In addition to the $47.2 million cash paid, we paid $2.8 million into escrow at closing for employee retention purposes pursuant to the Evant Bonus Plan to be distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and compensation expense was recognized ratably over the required employee retention period. During the third quarter of 2006, we completed the Evant retention bonus program and paid out the final bonuses.
     The acquisition of Evant was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The operating results of Evant are included in our financial statements beginning September 1, 2005.
     During the third quarter of 2006, we finalized our purchase price allocation for Evant resulting in a reduction of deferred tax assets of $15.2 million and a corresponding increase in goodwill. We were not able to substantiate the post-acquisition limitations on the deductibility of these assets.
     Impairment Charge. In July 2003, we invested $2.0 million in a technology company. Based on our assessment of uncertainties associated with the fair value of our investment following an unsuccessful public offering during the third quarter of 2006, we have written down our investment by $0.3 million. Future impairment charges associated with this investment may be required in the event the company is unable to meet its strategic growth objectives.
     Legal Settlements. During the fourth quarter of 2006, we recorded $2.9 million pre-tax ($2.5 million after tax, or $0.09 per fully diluted share) in legal settlement costs related to two litigation matters, one with a large German customer and one with a domestic customer regarding implementation of warehouse management systems. In both litigation matters, a settlement was reached in January 2007. The recorded charges represent our portion of the settlement agreed to with our insurance carrier, subsequent to December 31, 2006.
Highlights of Full Year 2006 Consolidated Financial Results
     Summarized highlights for the full year 2006 results, as compared to 2005, are:
•	Total revenue increased 17% to a full year $288.9 million;

o	License revenue increased 16% to a full year $66.5 million;

o	Services revenue increased 17% to a full year $194.5 million;
•	Operating income was $30.8 million, up 2% on higher license revenue; includes $6.6 million of stock option expense for the adoption of SFAS No. 123(R) and $2.9 million of legal settlement cost;

•	Diluted earnings per share were $0.69, increasing 8%;

•	Cash flow from operations increased 32% to $44.1 million;

•	Cash and investments on hand at December 31, 2006 was $131.1 million; and

•	The Company repurchased 773,301 shares of common stock during the year totaling $16.0 million at an average price of $20.73. The Company has $42.9 million remaining in share repurchase authority.
Results of Operations
     The following table summarizes selected financial data for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
				% Change
	2006	2005	2004	2006	2005
	(in thousands)
Revenue:
License	$66,543	$57,119	$49,886	16%	14%
Services	194,521	166,091	141,492	17%	17%
Hardware and other	27,804	23,194	23,541	20%	-1%

Total revenue	288,868	246,404	214,919	17%	15%
Costs and expenses (1):
Cost of license	5,796	4,700	4,085	23%	15%
Cost of services	93,427	76,641	65,853	22%	16%
Cost of hardware and other	24,515	19,914	20,071	23%	-1%
Research and development	41,468	34,139	28,822	21%	18%
Sales and marketing	45,888	40,302	34,049	14%	18%
General and administrative	29,143	22,047	19,648	32%	12%
Depreciation and amortization	13,247	12,074	10,782	10%	12%
Settlements and accounts receivable charges (2)	2,856	2,815	—	1%	—
Severance, restructuring, and acquisition charges (3)	1,503	3,495	—	-57%	—
Impairment charge (4)	270	—	—	—	—

Total costs and expenses	258,113	216,127	183,310	19%	18%

Income from operations	$30,755	$30,277	$31,609	2%	-4%

Operating margin	10.6%	12.3%	14.7%

(1)	The results for 2006 reflect the adoption of SFAS No. 123(R). During 2006, we recorded stock option expense of $6.6 million which is included in the following line items above: cost of services $1.5 million; research and development $1.1 million; sales and marketing $1.5 million; and general and administrative $2.5 million. Prior to 2006, we did not record expense for employee stock options. (See Note 2 to Consolidated Financial Statements).

(2)	Settlement and accounts receivable charges for 2006 represent legal settlements resulting from disputes over the implementation of our software. In 2005, these charges consisted of a bad debt provision for the entire amount of the accounts receivable due from a large customer with whom we settled in 2006.

(3)	Severance, restructuring, and acquisition charges for 2006 includes employee retention bonuses associated with the acquisition of Evant. In 2005, these charges consisted of: (i) $1.9 million of severance-related costs and employee retention bonuses associated with the acquisition of Evant; (ii) approximately $1.1 million in severance-related costs associated with the consolidation of our European operations into the Netherlands, United Kingdom and France; and (iii) $0.5 million in acquisition-related costs associated with an attempted acquisition that did not close.

(4)	The impairment charge for 2006 represents a charge against our $2 million investment in a technology company. Future impairment charges associated with this investment may be required in the event the Company is unable to meet its strategic growth objectives.

We manage our business based on three geographic regions: the Americas, EMEA, and Asia Pacific. Geographic revenue information is based on the location of sale. During 2006, 2005 and 2004, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Year Ended December 31,
				% Change
	2006	2005	2004	2006	2005
	(in thousands)
Revenue:
License
Americas	$57,579	$48,050	$40,380	20%	19%
EMEA	5,285	5,579	6,275	-5%	-11%
Asia/Pacific	3,679	3,490	3,231	5%	8%

Total License	$66,543	$57,119	$49,886	16%	14%

Services
Americas	$158,603	$132,182	$111,600	20%	18%
EMEA	20,793	23,064	26,709	-10%	-14%
Asia/Pacific	15,125	10,845	3,183	39%	241%

Total Services	$194,521	$166,091	$141,492	17%	17%

Hardware and other
Americas	$26,138	$20,690	$20,967	26%	-1%
EMEA	1,273	2,029	2,548	-37%	-20%
Asia/Pacific	393	475	26	-17%	—

Total Hardware and other	$27,804	$23,194	$23,541	20%	-1%

Total Revenue
Americas	$242,320	$200,922	$172,947	21%	16%
EMEA	27,351	30,672	35,532	-11%	-14%
Asia/Pacific	19,197	14,810	6,440	30%	130%

Total Revenue	$288,868	$246,404	$214,919	17%	15%

Operating income:
Americas	$32,747	$34,720	$32,623	-6%	6%
EMEA	(2,817)	(4,353)	(1,855)	35%	-135%
Asia/Pacific	825	(90)	841	—	-111%

Total Operating income (loss)	$30,755	$30,277	$31,609	2%	-4%

The results of our operations for 2006, 2005, and 2004 are discussed below.
Revenue
     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancement subscriptions; and sales of complementary radio frequency and computer equipment. We believe our revenue growth in the last two years is attributable to several factors, including, among others, our market leadership position as to breadth of product offerings, financial stability and a compelling return on investment proposition for our customers, increased services associated with implementations of our expanded product suite, geographic expansion, and the acquisition of Evant which provided us with a supply chain planning solution.
     License revenue. License revenue increased 16% in 2006 over 2005 driven by strong growth in our Americas segment. The Americas license and hosting revenues increased $9.5 million, or 20%, in 2006 over 2005. This increase was partially offset by declines in EMEA license sales of $0.3 million, or 5%. Asia Pacific license revenue increased $0.2 million, or 5%. A number of factors impacted revenue growth in our international segments including continued weakness in the general European economy and particularly in the capital spending environment for large information technology projects. License sales mix across our product suite remained strong with approximately 60% of sales in our warehouse management solutions and 40% in non-warehouse management solutions in 2006. With our expanded suite of supply chain solutions we continued to see solid growth in both our core warehouse management solutions with 20% growth in 2006 and non-warehouse management solutions with 12% growth in 2006 over 2005. From period to period, we continue to see an increase in the diversity of products purchased from us by new and existing customers as our newer products gain greater market acceptance. This diversification is contributing to the fluctuations in the sales mix of our solutions groups.
     License revenue increased $7.2 million, or 14%, in 2005 over 2004 driven primarily by growth in our Americas segment. License revenue for 2005 also includes approximately $2.2 million of our demand forecasting and replenishment solutions obtained as part of the Evant acquisition which was closed in the third quarter of 2005. The Americas license and hosting revenues increased $7.7 million, or 19%, in 2005 over 2004. Asia Pacific license revenue increased $0.3 million, or 8%, in 2005 over 2004 due to additional investments made in Australia, China, and Japan. These increases were partially offset by declines in EMEA of $0.7 million, or 11% due to delayed commitments for capital investments in supply chain solutions and overall weakness of the European economy. Our core warehouse management solutions grew 20% in 2005 and our non-warehouse management solutions grew 9% in 2005 over 2004.
     Services revenue. Services revenue increased 17% in 2006 over 2005 principally due to a 16% increase of professional services revenue required to implement larger projects, increased license sales and existing customer upgrades to more current versions of our offerings and a 20% increase in revenue from software enhancement subscription agreements. The Americas segment led the growth with an increase in services revenue of $26.4 million, or 20%, from 2005 to 2006. Services revenue in Asia Pacific also increased by $4.3 million, or 39%, from 2005 to 2006. These increases were offset by a decrease in EMEA services revenue of $2.3 million, or 10%, from 2005 to 2006 due to the lack of large license deals closed in the first three quarters of 2006 as the spending environment continues to be weak in EMEA.
     Services revenue increased 17% in 2005 over 2004 principally due to a 10% increase of professional services revenue and a 21% increase in software enhancement subscription agreements. A portion of the 2005 increase is attributable to the acquisition of Evant which generated an incremental $4.4 million of additional services revenue over 2004. The Americas segment experienced services revenue growth of $20.6 million, or 18%, from 2004 to 2005. Revenues for the Asia Pacific segment also increased by $7.7 million, or 241%, due to increased revenues in Australia from a large retail customer and additional investments in Australia, China, and Japan. These increases were offset by a decrease of $3.6 million, or 14%, in the EMEA segment due to the termination of our business relationship with a large customer in Germany and the weak spending environment which has put downward pressure on our license and services revenues in the region.
     Over the past several years, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. Our services revenue growth has been and will likely continue to be affected by the mix of products sold. The individual engagements involving our non-warehouse management solutions typically require less implementation services; however, the number of engagements continues to grow.
     Hardware and other. Sales of hardware increased $2.9 million, or 20% in 2006 over 2005. Sales of hardware decreased $0.4 million, or 2% in 2005 compared to 2004. Over 90% of this revenue is generated from the Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For 2006, 2005 and 2004, reimbursements by customers for out-of-pocket expenses were approximately $9.7 million, $8.1 million and $7.0 million, respectively.
Cost of Revenue
     Cost of License. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. The increase in cost of license in 2006 and 2005 is attributable to a 16% and 14% increase in license revenue, respectively, which drove increases in royalties expense and hosting service costs.
     Cost of Services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in 2006 and 2005 was principally due to increases in salary-related costs resulting from: (i) $1.5 million of stock option expense due to the adoption of SFAS No. 123(R) on January 1, 2006; (ii) a 15% and 19% increase, respectively, in the average number of personnel dedicated to the delivery of professional services; (iii) a 57% and 95% increase, respectively, in the average number of services personnel in India; (iv) an increase of $0.7 million and $2.0 million, respectively, in bonus expense based on our cumulative performance relative to internal plans; and (v) annual compensation increases for 2006 and 2005, effective January 1, 2006 and May 1, 2005, respectively.
     The decrease in the services gross margin to 52.0% in 2006 from 53.9% in 2005 was attributable to the $1.5 million of incremental stock option expense as well as further investments in new product implementations. The implementation of our newer products is more costly due to the lower maturity level of the product and limited experience of the services personnel and integration requirements with multiple third party hardware and software products.
     Cost of Hardware and other. Cost of hardware increased to approximately $14.8 million in 2006 as a direct result of higher sales of hardware. Cost of hardware decreased to approximately $11.9 million in 2005 from approximately $13.1 million in 2004 due to lower sales of hardware. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $9.7 million, $8.1 million and $7.0 million for 2006, 2005 and 2004, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.
Operating Expenses

	Year Ended December 31,
				% of Revenue
	2006	2005	2004	2006	2005	2004
	(in thousands)
Research and development	$41,468	$34,139	$28,822	14%	14%	13%
Sales and marketing	45,888	40,302	34,049	16%	16%	16%
General and administrative	29,143	22,047	19,648	10%	9%	9%
Depreciation and amortization	13,247	12,074	10,782	5%	5%	5%
Settlement and accounts receivable charges	2,856	2,815	—	1%	1%	0%
Severance, restructuring, and acquisition charges	1,503	3,495	—	1%	1%	0%
Impairment charge	270	—	—	0%	0%	0%
     Research and Development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increases in research and development expenses in 2006 and 2005 are principally attributable to: (i) $1.1 million of stock compensation expense in 2006 resulting from the adoption of SFAS No. 123(R) on January 1, 2006 (ii) increases in the average number of personnel dedicated to ongoing research and development activities in our India operations; (iii) annual compensation increases for 2006 and 2005, effective January 1, 2006 and May 1, 2005, respectively; and (iv) increases in contract labor expense relating to development in the planning and replenishment area. The number of research and development personnel related to our India operations increased 35% to 479 at December 31, 2006 as compared to 355 at December 31, 2005 and 279 at December 31, 2004. Our principal research and development activities during 2006, 2005 and 2004 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of both our comprehensive Integrated Logistics Solutions and Integrated Planning Solutions product suites. In addition, we invested in our Logistics Event Management Architecture (LEMA), the Manhattan Associates Business Process Platform which provides not only a sophisticated service oriented architecture based application framework but an integration platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions.

     For the years ended December 31, 2006, 2005, and 2004, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.
     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. The increases in sales and marketing expenses in 2006 and 2005 are principally attributable to: (i) $1.5 million of stock compensation expense in 2006 resulting from the adoption of SFAS No. 123(R) on January 1, 2006; (ii) a 15% and 7% increase in 2006 and 2005, respectively in sales and marketing headcount; (iii) annual compensation increases for 2006 and 2005, effective January 1, 2006 and May 1, 2005, respectively; and (iv) an increase in bonus and incentive compensation expense relating to higher license fees in 2006 and 2005 over the prior year.
     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, depreciation, legal, insurance, accounting and other administrative expenses. The change in general and administrative expenses in from 2005 to 2006 was attributable to: (i) $2.5 million of stock compensation expense in 2006 resulting from the adoption of SFAS No. 123(R) on January 1, 2006; (ii) an increase in salary-related costs resulting from additional personnel combined with annual compensation increases, effective January 1, 2006; and (iii) an increase of approximately $0.7 million in legal fees mainly related to the legal settlements. These increases were partially offset by approximately $1.6 million of recoveries of previously expensed sales tax resulting from the expiration of the sales tax audit statutes in certain states.
     The increase in general and administrative expenses from 2004 to 2005 was attributable to: (i) an increase in salary-related costs from the 15% increase in the average number of general and administrative personnel; (ii) an increase in annual bonuses of approximately $1.2 million as we achieved better financial results relative to internal plans; and (iii) additional fees of approximately $1.0 million related to audit, tax, and Sarbanes Oxley work performed by third parties. These increases were offset by approximately $1.0 million in recoveries of previously expensed sales tax resulting from the expiration of the sales tax audit statutes in certain states and lower legal fees of $0.6 million.
     Depreciation and Amortization. Depreciation expense amounted to $8.4 million, $7.6 million and $7.2 million, during 2006, 2005, and 2004, respectively. Amortization of intangibles amounted to $4.9 million, $4.5 million and $3.6 million during 2006, 2005, and 2004, respectively. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Evant in August 2005, eebiznet in July 2004, Avere, Inc. in January 2004, ReturnCentral, Inc. in June 2003, and Logistics.com, Inc. in December 2002. The increase in 2006 was attributable to the intangible asset amortization expense from the Evant acquisition, which totaled approximately $2.7 million during the year.
     Settlement and accounts receivable charges. The $2.9 million pretax ($2.5 million after-tax or $0.09 per fully diluted share) in legal settlement costs in 2006 relate to two litigation matters, one with a large German customer and one with a domestic customer regarding implementation of warehouse management systems. In both litigation matters, a settlement was reached in January 2007. The recorded charges represent our portion of the settlement agreed to with our insurance carrier, subsequent to December 31, 2006. During 2005, we recorded a significant write-off of $2.8 million in accounts receivable from the German customer with whom we settled in 2006 resulting from a dispute over the implementation of our software.
     Severance, restructuring and acquisition charges. The $1.5 million of charges for 2006 represent employee retention bonuses incurred in connection with the Evant acquisition. At the closing of the Evant acquisition, $2.8 million was deposited into escrow for employee retention purposes and was distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and was recognized as compensation expense ratably over the required employee retention period. During 2006, we completed the Evant retention bonus program and paid out the final bonuses. The charges of $3.5 million recorded in 2005 included the following: (i) $1.9 million of severance-related costs and retention bonuses discussed above associated with the acquisition of Evant; (ii) approximately $1.1 million in severance-related costs associated with the consolidation of our European operations into the Netherlands, United Kingdom and France; and (iii) $0.5 million in acquisition-related costs associated with an attempted acquisition that did not close. As part of the restructuring in Europe, we eliminated 17 sales and professional services positions throughout Europe. The severance-related costs associated with Evant consisted primarily of one-time payments to employees not retained due to duplicative functions. The acquisition-related costs incurred consisted of outside legal and accounting due diligence expenses.
     Impairment charge. In July 2003, we invested $2.0 million in a technology company. Based on our assessment of uncertainties associated with the fair value of our investment following an unsuccessful public offering during the third quarter of 2006, we wrote down our investment by $0.3 million. Future impairment charges associated with this investment may be required in the event the company is unable to meet its strategic growth objectives.
Operating Income
     Income from Operations. Operating income in 2006 increased by $0.5 million on consolidated revenue growth of 17%. Operating margins declined from 12.3% in 2005 to 10.6% in 2006. The incremental profit contribution and margin decline given our strong revenue performance in 2006 was largely driven by four factors: (1) stock option expense of $6.6 million in 2006 incurred due to the adoption of SFAS No. 123(R) on January 1, 2006 which reduced our operating margin by 230 basis points; (2) strong services revenue growth and investment in new product sales drove higher professional services headcount, lowering service margins; (3) continued investment in research and development expanding our India operations; and (4) higher incremental expenses associated with the Evant acquisition. Operating income in the Americas segment decreased by $2.0 million, or 6%, due to incremental stock option expense of $6.2 million as well as legal settlements of $0.8 million. Operating losses in EMEA improved by $1.5 million, or 35% due to the completion of the restructuring plan in 2005 and the decrease in settlements and receivables charges of $0.8 million, offset by incremental stock option expense of $0.4 million. Operating income for Asia Pacific improved by $0.9 million mainly due to increased revenue growth.
     Operating income in 2005 decreased by $1.3 million. The corresponding operating margin decreased from 14.7% to 12.3%. The decrease in operating income in 2005 compared to 2004 was attributable to $2.8 million of accounts receivable write-offs and $3.5 million in severance, restructuring, and acquisition charges discussed above. Intangibles amortization also increased in 2005 due to the Evant acquisition. These decreases were partially offset by the contribution growth in software and services. Operating income in the Americas segment increased by $2.1 million, or 6%, from 2004 to 2005. This increase was offset by a decrease in Asia Pacific of $0.9 million and a decrease in EMEA of $2.5 million. The operating results for 2005 for EMEA were negatively impacted by $2.8 million of accounts receivable write-offs and $1.1 million of restructuring costs.
Other Income and Income Taxes

	Year Ended December 31,
				% Change
	2006	2005	2004	2006	2005
Other income, net	$3,638	$2,677	$3,257	36%	-18%
Income tax provision	15,062	14,319	13,232	5%	8%
     Other Income, net. Other income, net includes interest income, interest expense and foreign currency gains and losses. Interest income was $3.3 million in 2006 compared to $3.8 million in 2005, decreasing on overall lower average cash balances. Interest income increased in 2005 over 2004 by $1.4 million from due to an overall increase in market interest rates. The weighted-average interest rate earned on investment securities was 3.5% at December 31, 2006 compared to 2.9% at December 31, 2005 and 2.2% at December 31, 2004. We recorded a net foreign currency gain of $0.3 million in 2006 as compared to a net foreign currency loss of $1.1 million in 2005 and a net foreign currency gain of $0.9 million in 2004. The foreign currency gains and losses resulted from gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound and the Euro.

     Income Tax Provision. Our effective income tax rates were 43.8%, 43.5% and 38.0% in 2006, 2005 and 2004, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The higher effective tax rate for 2006 was driven by non-deductible stock option expense ($6.6 million pre-tax, $5.3 million after-tax) resulting from our adoption of SFAS No. 123(R) on January 1, 2006. Additionally, we were unable to take a tax benefit on $2.0 million of the $2.9 million of legal settlements as this charge related to a foreign subsidiary with tax losses. The increase in the tax rate in 2005 was attributable to the inability to recognize significant tax benefit from the $4.4 million of accounts receivable, severance, and restructuring charges due to the recent losses in the foreign locations where most of these charges occurred. The increase is also attributable to tax contingency reserves recorded of $1.9 million. The provisions for income taxes for 2005 and 2004 do not include $1.9 million and $9.7 million of tax benefits realized from stock options exercised during the years, respectively. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.
Liquidity and Capital Resources
     During 2006, 2005, and 2004, we funded our operations through cash generated from operations. As of December 31, 2006, we had $131.1 million in cash, cash equivalents and investments as compared to $93.7 million at December 31, 2005.
     Our operating activities provided cash of $44.1 million, $33.4 million and $44.5 million in 2006, 2005, and 2004, respectively. Cash from operating activities for 2006 increased on collections and revenue growth. Days sales outstanding decreased to 73 days at December 31, 2006 as compared to 81 days at December 31, 2005 as a result of stronger cash collections. Cash from operating activities for 2005 decreased from 2004 primarily due to decreases in income tax deductions for stock option exercises and corresponding increases in cash paid for income taxes. Days sales outstanding also increased to 81 days at December 31, 2005 from 76 days at December 31, 2004, partially attributable to slightly weaker cash collections at year end on December revenue recorded.
     Our investing activities used cash of approximately $47.9 million during the year ended December 31, 2006, primarily for the purchase of approximately $9.6 million in capital equipment to support our business and infrastructure and $38.1 million in net investments. During 2005, our investing activities provided cash of approximately $3.8 million from net maturities and sales of investments of $61.1 million, partially offset by payments in connection with the Evant acquisition of approximately $48.3 million and purchases of capital equipment of $8.5 million. During 2004, our investing activities used cash of approximately $20.9 million for the purchase of $7.6 million of capital equipment, $1.7 million for acquisitions and net purchases of $11.6 million in investments.
     Our financing activities provided cash of approximately $2.5 million in 2006 and used cash of $54.4 million and $17.9 million in 2005 and 2004, respectively. The principal use of cash for financing activities was to repurchase shares of our common stock for approximately $16.0 million, $61.0 million and $21.8 million in 2006, 2005, and 2004, respectively. These repurchases were partially offset by the proceeds from the issuance of our common stock pursuant to the exercise of stock options. As of December 31, 2006, we had $42.9 million of Board approved share repurchase authority remaining.
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

New Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), which requires us to expense share-based payments, including employee stock options, based on their fair value. We adopted SFAS No. 123(R) on January 1, 2006. We discuss our adoption of SFAS No. 123(R) and the adoption’s effects in Note 2 to our Consolidated Financial Statements in this annual report.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). The FASB issued SFAS No. 154 to provide guidance on the accounting for and reporting of error corrections. Unless otherwise impracticable, it establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application is impracticable and for reporting an accounting change when retrospective application is impracticable. Furthermore, this statement addresses the reporting of a correction of an error in previously issued financial statements by restating previously issued financial statements. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. The adoption of this statement did not have an impact on our consolidated financial statements.
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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     Our principal commitments as of December 31, 2006, consist of obligations under operating leases. We expect to fulfill all of the following commitments from our working capital.
Lease Commitments
     We lease certain of our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2008. Rent expense for these leases aggregated $7.0 million, $6.3 million and $5.9 million during 2006, 2005, and 2004, respectively.
     The following table summarizes our contractual commitments as of December 31, 2006 (in thousands):

	Total	2007	2008	2009	2010	Thereafter

Non-cancelable operating leases	$12,537	$6,725	$3,312	$1,868	$531	$101
Capital leases	$—	$—	$—	$—	$—	$—
Indemnifications
     Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer, as well as our modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these agreements as of December 31, 2006.
     We warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2006.
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
     We recognized a foreign exchange rate gain of $0.3 million in 2006, a foreign exchange rate loss of $1.1 million in 2005, and a foreign exchange rate gain of approximately $0.9 million in 2004. Foreign exchange rate transaction gains and losses are classified in “Other income (loss), net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2006 and 2005 relative to the US dollar would result in changes of approximately $1.4 million and $1.3 million in the reported foreign currency gain or loss, respectively.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities was 3.5% at December 31, 2006 as compared to 2.9% at December 31, 2005. The fair value of cash equivalents and investments held at December 31, 2006 and 2005 was $121.9 million and $81.7 million, respectively. Based on the average investments outstanding during 2006 and

2005, increases or decreases of 25 basis points would result in increases or decreases to interest income of approximately $0.1 million and $0.3 million in 2006 and 2005, respectively, from the reported interest income.
Item 8. Financial Statements and Supplementary Data
     Financial Statements

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of Manhattan Associates, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     As of the end of the Company’s 2006 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 was effective.
     The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report appearing on page 39, which expresses unqualified opinions on management’s assessment of the effectiveness of internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

/s/ Dennis B. Story
Dennis B. Story
Senior Vice President and Chief Financial Officer

/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
The Board of Directors and Shareholders
Manhattan Associates, Inc. and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Manhattan Associates, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Manhattan Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Manhattan Associates, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Manhattan Associates, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2006 of Manhattan Associates, Inc. and subsidiaries and our report dated March 12, 2007 expressed an unqualified opinion thereon.
                    /s/ Ernst & Young LLP
Atlanta, Georgia
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders
Manhattan Associates, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.
                    /s/ Ernst & Young LLP
Atlanta, Georgia
March 12, 2007

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue:
License	$66,543	$57,119	$49,886
Services	194,521	166,091	141,492
Hardware and other	27,804	23,194	23,541

Total revenue	288,868	246,404	214,919

Costs and expenses:
Cost of license	5,796	4,700	4,085
Cost of services	93,427	76,641	65,853
Cost of hardware and other	24,515	19,914	20,071
Research and development	41,468	34,139	28,822
Sales and marketing	45,888	40,302	34,049
General and administrative	29,143	22,047	19,648
Depreciation and amortization	13,247	12,074	10,782
Settlement and accounts receivable charges	2,856	2,815	—
Severance, restructuring, and acquisition charges	1,503	3,495	—
Impairment charge	270	—	—

Total costs and expenses	258,113	216,127	183,310

Operating income	30,755	30,277	31,609

Interest income	3,454	3,830	2,383
Interest expense	(11)	(34)	(26)
Other income (loss), net	195	(1,119)	900

Income before income taxes	34,393	32,954	34,866
Income tax provision	15,062	14,319	13,232

Net income	$19,331	$18,635	$21,634

Basic net income per share	$0.71	$0.65	$0.72

Diluted net income per share	$0.69	$0.64	$0.70

Weighted average shares:
Basic	27,183	28,690	30,056

Diluted	27,971	29,297	31,067

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$18,449	$19,419
Short-term investments	90,570	36,091
Accounts receivable, net of a $4,901 and $4,892 allowance for doubtful accounts in 2006 and 2005, respectively	60,937	58,623
Deferred income taxes	5,208	6,377
Prepaid expenses	8,667	7,497
Other current assets	3,272	4,220

Total current assets	187,103	132,227

Property and equipment , net	15,850	14,240
Long-term investments	22,038	38,165
Acquisition-related intangible assets, net	14,344	19,213
Goodwill, net	70,361	54,607
Deferred income taxes	481	11,995
Other assets	4,716	2,951

Total assets	$314,893	$273,398

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,716	$7,904
Accrued compensation and benefits	16,560	15,224
Accrued and other liabilities	13,872	13,971
Deferred revenue	29,918	27,204
Income taxes payable	4,006	2,535
Current portion of capital lease obligations	—	147

Total current liabilities	76,072	66,985

Deferred income taxes	913	—
Other non-current liabilities	768	1,015

Commitments and contingencies (see footnotes 1, 5 and 6)

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2006 or 2005	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 27,610,105 shares issued and outstanding in 2006 and 27 ,207,260 shares issued and outstanding in 2005	276	272
Additional paid-in-capital	98,704	87,476
Retained earnings	136,321	116,990
Accumulated other comprehensive income	1,839	863
Deferred compensation	—	(203)

Total shareholders’ equity	237,140	205,398

Total liabilities and shareholders’ equity	$314,893	$273,398

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$19,331	$18,635	$21,634

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,247	12,074	10,782
Stock compensation	6,762	184	1,101
Asset impairment charge	270	—	—
Loss on disposal of equipment	22	76	42
Unrealized foreign currency (gain)loss	(317)	1,346	(643)
Tax benefit of options exercised	4,546	1,920	9,686
Excess tax benefits from stock-based compensation	(2,519)	—	—
Deferred income taxes	(574)	1,368	286

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,617)	(8,692)	(4,018)
Other assets	(3,483)	(4,383)	(1,878)
Prepaid retention bonus	1,599	(1,599)	—
Accounts payable , accrued and other liabilities	3,814	7,403	3,108
Income taxes	367	1,359	(175)
Deferred revenue	2,672	3,694	4,556

Net cash provided by operating activities	44,120	33,385	44,481

Cash flows from investing activities:
Purchases of property and equipment	(9,641)	(8,488)	(7,572)
Purchases of available-for-sale investments	(831,932)	(870,123)	(1,095,608)
Maturities and sales of available-for-sale investments	793,799	931,247	1,083,982
Payments in connection with various acquisitions	(126)	(48,789)	(1,698)

Net cash (used in) provided by investing activities	(47,900)	3,847	(20,896)

Cash flows from financing activities:
Payment of capital lease obligations	(147)	(104)	(133)
Purchase of Manhattan common stock	(16,029)	(61,011)	(21,763)
Excess tax benefits from stock-based compensation	2,519	—	—
Proceeds from issuance of common stock from options exercised	16,156	6,672	4,039

Net cash provided by (used in) financing activities	2,499	(54,443)	(17,857)

Foreign currency impact on cash	311	(799)	294

(Decrease) increase in cash and cash equivalents	(970)	(18,010)	6,022
Cash and cash equivalents, beginning of year	19,419	37,429	31,407

Cash and cash equivalents, end of year	$18,449	$19,419	$37,429

Supplemental cash flow disclosures:
Cash paid for interest	$5	$19	$26

Cash paid for income taxes	$10,371	$9,098	$2,816

Non-cash transaction:
Issuance of restricted stock	$—	$—	$1,290

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Common Stock		Paid-In	Retained	Income	Deferred	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss)	Compensation	Equity
Balance, December 31, 2003	30,086,164	$301	$146,614	$76,721	$720	$(198)	$224,158
Stock option exercises	334,157	3	4,036	—	—	—	4,039
Issuance of restricted stock	45,803	1	1,289	—	—	(1,290)	—
Repurchase of common stock	(885,400)	(9)	(21,754)	—	—	—	(21,763)
Tax benefit from stock options exercised	—	—	9,686	—	—	—	9,686
Amortization of deferred compensation	—	—	—	—	—	1,101	1,101
Foreign currency translation adjustment	—	—	—	—	421	—	421
Unrealized loss on investments	—	—	—	—	(259)	—	(259)
Net income	—	—	—	21,634	—	—	21,634

Balance, December 31, 2004	29,580,724	296	139,871	98,355	882	(387)	239,017
Stock option exercises	453,736	4	6,668	—	—	—	6,672
Repurchase of common stock	(2,827,200)	(28)	(60,983)	—	—	—	(61,011)
Tax benefit from stock options exercised	—	—	1,920	—	—	—	1,920
Amortization of deferred compensation	—	—	—	—	—	184	184
Foreign currency translation adjustment	—	—	—	—	(37)	—	(37)
Unrealized gain on investments	—	—	—	—	18	—	18
Net income	—	—	—	18,635	—	—	18,635

Balance, December 31, 2005	27,207,260	272	87,476	116,990	863	(203)	205,398
Reclassification of deferred compensation	—	—	(203)	—	—	203	—
Stock option exercises	1,176,146	12	16,144	—	—	—	16,156
Repurchase of common stock	(773,301)	(8)	(16,021)	—	—	—	(16,029)
Tax effects of stock based compensation	—	—	4,546	—	—	—	4,546
Restricted stock expense	—	—	119	—	—	—	119
Stock option expense	—	—	6,643	—	—	—	6,643
Foreign currency translation adjustment	—	—	—	—	757	—	757
Unrealized gain on investments	—	—	—	—	219	—	219
Net income	—	—	—	19,331	—	—	19,331

Balance, December 31, 2006	27,610,105	$276	$98,704	$136,321	$1,839	$—	$237,140

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Net income	$19,331	$18,635	$21,634

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	757	(37)	421
Unrealized gain (loss) on investments, net of taxes of $135, ($11), and ($136) in 2006, 2005 and 2004, respectively	219	18	(259)

Other comprehensive income (loss)	976	(19)	162

Comprehensive income	$20,307	$18,616	$21,796

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
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
     The Company’s operations are in North America, Europe and Asia/Pacific. Its European operations are conducted through its wholly-owned subsidiaries, Manhattan Associates Limited, Manhattan Associates Europe B.V., Manhattan France SARL, and Manhattan Associates GmbH, in the United Kingdom, the Netherlands, France, and Germany, respectively. The Company’s Asia/Pacific operations are conducted through its wholly-owned subsidiaries, Manhattan Associates Pty Ltd., Manhattan Associates KK, Manhattan Associates Software (Shanghai), Co. Ltd., Manhattan Associates Software Pte Ltd., and Manhattan Associates (India) Development Centre Private Limited in Australia, Japan, China, Singapore, and India, respectively. The Company occasionally sells its products and services in other countries, such as countries in Latin America, Eastern Europe, Middle East, and Asia, through its direct sales channel as well as various reseller channels.
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
     Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. The Company’s sales are primarily to companies located in the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2006 for the United States, Europe and Asia Pacific companies were $47.2 million, $7.0 million and $6.7 million, respectively. Accounts receivable, net as of December 31, 2005 for the United States, Europe and Asia Pacific companies were $45.5 million, $9.1 million and $4.0 million, respectively.
     The Company’s top five customers in aggregate accounted for 16%, 14% and 14% of total revenue in the period the related sales were recorded for each of the years ended December 31, 2006, 2005, and 2004, respectively. No single customer

     1. Organization and Summary of Significant Accounting Policies (continued)
accounted for more than 10% of revenue in the years ended December 31, 2006, 2005, and 2004 or for more than 10% of accounts receivable as of December 31, 2006 and 2005.
     Investments
     The Company’s investments in marketable securities consist principally of debt instruments of the U.S. Treasury, U.S. government agencies, state and local government agencies and corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investment gains and losses are determined on a specific identification basis. Investments with original maturities of 90 days or less are classified as cash equivalents; investments with original maturities of greater than 90 days but less than one year are generally classified as short-term investments; and those with original maturities of greater than one year are generally classified as long-term investments. The long-term investments consist of corporate or U.S. government debt instruments and mature after one year through five years. The Company holds investments in Auction Rate Securities, which have original maturities greater than one year, but which have auctions to reset the yield every 7 to 35 days. The Company has classified these assets as short-term investments as the assets are viewed as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Liabilities.” Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis.
     In July 2003, the Company invested $2.0 million in a technology company. The investment has been accounted for under the cost method, and is included in “Other Assets” on the consolidated balance sheets. Based on the Company’s assessment of uncertainties associated with the fair value of the investment following an unsuccessful public offering, the Company has written down its investment by $0.3 million during 2006. The $0.3 million charge is included in impairment charge in the consolidated statements of income.
     The following is a summary of the available-for-sale securities (in thousands):

		Unrealized	Unrealized	Market	Cash and	Short-term	Long-term
	Cost	gains	losses	Value	Equivalents	Investments	Investments

December 31, 2006
Investments:
U.S. government obligations	$—	$—	$—	$—	$—	$—	$—
State and local obligations	102,631	3	—	102,634	324	90,570	11,740
U.S. corporate commercial paper	19,339	—	54	19,285	8,987	—	10,298

Total	$121,970	$3	$54	$121,919	$9,311	$90,570	$22,038

		Unrealized	Unrealized	Market	Cash and	Short-term	Long-term
	Cost	gains	losses	Value	Equivalents	Investments	Investments

December 31, 2005
Investments:
U.S. government obligations	$—	$—	$—	$—	$—	$—	$—
State and local obligations	43,542	—	10	43,532	2,718	36,091	4,723
U.S. corporate commercial paper	38,503	1	375	38,129	4,687	—	33,442

Total	$82,045	$1	$385	$81,661	$7,405	$36,091	$38,165

1. Organization and Summary of Significant Accounting Policies (continued)
     Following is a summary of the Company’s future available-for-sale investment maturities as of December 31, 2006:

Less than 1 year	$9,311
1 to 5 years	23,552
5 years to 10 years	—
Over 10 years	89,056

Total	$121,919

     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of historical amounts written-off, the customers’ ability to pay and general economic conditions; the useful lives of intangible assets; self insurance accruals; legal accruals; the recoverability or impairment of intangible asset values; stock based compensation, which is based on the expected term of the award and corresponding expected volatility, risk-free interest rate, and dividends; and the Company’s effective income tax rate and deferred tax assets, which are based upon the Company’s expectations of future taxable income, allowable deductions, and projected tax credits. Actual results will differ from these estimates.
     Fair Value of Financial Instruments
     The carrying values of cash, accounts receivable, accounts payable, and other financial instruments included in the accompanying Consolidated Balance Sheets approximate their fair values principally due to the short-term maturities of these instruments. Unrealized gains and losses on investments are included as a separate component of “Accumulated other comprehensive income,” net of any related tax effect, in the Consolidated Balance Sheets.
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
     The Company’s international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the future results could be materially adversely impacted by changes in these or other factors. The Company recognized a foreign exchange rate gain on intercompany balances of $0.3 million in 2006, a foreign exchange rate loss on intercompany balances of $1.1 million in 2005 and a foreign exchange rate gain on intercompany balances of approximately $0.9 million in 2004. Foreign exchange rate transaction gains and losses are classified in “Other income (loss), net” on the Consolidated Statements of Income.
     Revenue Recognition
     The Company’s revenue consists of revenues from the licensing and hosting of software; fees from implementation and training services (collectively, “professional services”), plus customer support services and software enhancement subscriptions; and sales of hardware.

1. Organization and Summary of Significant Accounting Policies (continued)
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
     The Company’s services revenue consists of fees generated from professional services, customer support services and software enhancement subscriptions related to the Company’s software products. Fees from professional services performed by the Company are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a proportional performance basis based on the hours incurred on discreet projects within an overall services arrangement. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancement subscriptions are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.
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
     In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $9.7 million, $8.1 million and $7.0 million for 2006, 2005 and 2004, respectively.
     Deferred Revenue
     Deferred revenue represents amounts collected prior to having completed performance of professional services, customer support services and software enhancement subscriptions and significant remaining obligations under license agreements. The Company expects to complete such services or obligations within the next twelve months.
     Returns and Allowances
     The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2006 or 2005.
     The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations were $5.4 million, $3.8 million and $4.0 million for 2006, 2005 and 2004, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among others. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

1. Organization and Summary of Significant Accounting Policies (continued)
     During 2005, the Company recorded a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large German customer with whom the Company terminated its business relationship. During 2006, the Company resolved the dispute and entered into a legal settlement with the customer (see Note 5).
     Property and Equipment
     Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, internal use software, and leasehold improvements recorded at cost. The Company depreciates the cost of furniture, computers, other office equipment and internal use software on a straight-line basis over their estimated useful lives (three to five years for computer equipment and software, five years for office equipment, seven years for furniture). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Included in computer equipment and software are assets under a capital lease of approximately $0.2 million and $0.2 million as of December 31, 2006 and 2005. Accumulated depreciation relating to the assets under a capital lease was $0.2 million and $0.2 million as of December 31, 2006 and 2005, respectively. There were no capital lease obligations remaining as of December 31, 2006. Depreciation and amortization expense for property and equipment, including assets under a capital lease, for the years ended December 31, 2006, 2005 and 2004 was approximately $8.4 million, $7.6 million and $7.2 million, respectively, and was included in depreciation and amortization expenses in the Consolidated Statements of Income.
     Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2006	2005
Computer equipment and software	$40,113	$31,979
Furniture and office equipment	10,739	9,148
Leasehold improvements	7,301	6,496

	58,153	47,623
Less accumulated depreciation and amortization	(42,303)	(33,383)

	$15,850	$14,240

Acquisition-Related Intangible Assets
     Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for each product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The weighted average amortization period for acquired software is 4.9 years. The other intangible assets are being amortized on a straight-line basis over a period of two to ten years with a weighted average amortization period of 6.2 years. The weighted average amortization period for all intangible assets is 5.6 years. Total amortization expense related to acquisition-related intangible assets was approximately $4.9 million, $4.5 million and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in depreciation and amortization expense in the accompanying Consolidated Statements of Income.
     Acquisition-Related Intangible Assets consist of the following (in thousands):

	December 31,
	2006	2005
Cost:
Acquired software	$15,791	$15,791
Other intangible assets with definite lives	19,087	19,087

	34,878	34,878

Accumulated amortization:
Acquired software	(11,658)	(9,855)
Other intangible assets with definite lives	(8,876)	(5,810)

	(20,534)	(15,665)

Net book value:
Acquired software	$4,133	$5,936
Other intangible assets with definite lives	10,211	13,277

	$14,344	$19,213

1. Organization and Summary of Significant Accounting Policies (continued)
     The Company expects amortization expense for the next five years to be as follows based on intangible assets as of December 31, 2006 (in thousands):

2007	$4,515
2008	3,383
2009	2,975
2010	2,287
2011	1,172
Thereafter	12

Total	$14,344

     Goodwill
     Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. The Company does not amortize goodwill, but instead tests goodwill for impairment on at least an annual basis. Goodwill as of December 31, 2006 and 2005 was $70.4 million and $54.6 million, respectively. Approximately $36.0 million of the gross Goodwill is deductible for income tax purposes.
     During 2006, the Company finalized its purchase price allocation for Evant resulting in a reduction of deferred tax assets of $15.2 million and a corresponding increase in goodwill. The Company was not able to substantiate the post-acquisition limitations on the deductibility of these assets.
     Software Development Costs
     Research and development expenses are charged to expense as incurred. The Company determines the amount of development costs capitalizable under the provisions of SFAS No. 86, “Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. The Company has defined technological feasibility as the point in time at which the Company has a detailed program design or a working model of the related product, depending on the type of development efforts. For the years ended December 31, 2006, 2005 and 2004, the Company capitalized no internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers has been insignificant.
     Impairment of Long-Lived and Intangible Assets
     The Company reviews the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2006, 2005, and 2004, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.
     The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

1. Organization and Summary of Significant Accounting Policies (continued)
     Impairment of Goodwill
     The Company evaluates the carrying value of goodwill and other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill or other intangible asset is impaired, the Company compares the fair value of the reporting unit to which the goodwill or other intangible asset is assigned to its carrying amount, including goodwill and the other intangible assets. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill or other intangible assets, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill and other intangible assets for impairment as of December 31, 2006, 2005 and 2004 and did not identify any asset impairment as a result of the review.
     Accrued and Other Liabilities
     As of December 31, 2006 and 2005, accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2006	2005
Sales tax liability	$3,365	$5,421
Other accrued liabilities	10,507	8,550

Total	$13,872	$13,971

     Guarantees and Indemnifications
     The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of December 31, 2006 and 2005.

     1. Organization and Summary of Significant Accounting Policies (continued)
     The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. As a result, the Company believes the estimated fair value of these agreements is nominal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006 and 2005.
     Segment Information
     The Company has three reporting segments: Americas, EMEA, and Asia Pacific as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See Note 8 for discussion of the Company’s reporting segments.
     Advertising Costs
     Advertising costs are expensed as incurred and totaled approximately $0.2 million, $0.4 million and $0.5 million in 2006, 2005 and 2004, respectively. Advertising costs are included in sales and marketing in the Consolidated Statements of Income.
     Basic and Diluted Net Income Per Share
     Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.
     Diluted net income per share is computed using net income divided by Weighted Shares, and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted shares	27,183,127	27,183,127	28,689,556	28,689,556	30,055,916	30,055,916
Effect of CESs	—	788,615	—	607,089	—	1,010,873

	27,183,127	27,971,742	28,689,556	29,296,645	30,055,916	31,066,789

     Options to purchase 3,073,378, 5,873,108, and 3,020,952 shares of common stock were outstanding during the years ended December 31, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares during the respective years. See Note 2 for further information on those securities.

     1. Organization and Summary of Significant Accounting Policies (continued)
     Accumulated Other Comprehensive Income
     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
     The following table sets forth the components of accumulated other comprehensive income:

	December 31,
	2006	2005
	(in thousands)
Unrealized gain (loss) on investments, net of taxes	$(19)	$(238)
Foreign currency translation adjustment	1,858	1,101

Total	$1,839	$863

     New Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), which requires companies to expense share-based payments, including employee stock options, based on their fair value. The Company adopted SFAS No. 123(R) on January 1, 2006. See Note 2 for further discussion of the impact of the adoption.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). The FASB issued SFAS No. 154 to provide guidance on the accounting for and reporting of error corrections. Unless otherwise impracticable, it establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application is impracticable and for reporting an accounting change when retrospective application is impracticable. Furthermore, this statement addresses the reporting of a correction of an error in previously issued financial statements by restating previously issued financial statements. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its consolidated financial statements.
     2. Stock-Based Compensation
     At December 31, 2006, the Company has two stock-based employee compensation plans, which are described below. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No expense associated with employee stock options was recognized prior to January 1, 2006 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock awards were valued based on the quoted fair market value of the Company’s stock on the date of grant and recorded as deferred compensation, a reduction of shareholders’ equity. The common stock and additional paid-in capital balances were also adjusted on the date of grant to reflect the issuance of the restricted stock awards. The deferred compensation was amortized to expense over the vesting periods on a straight line basis.

     2. Stock-Based Compensation (continued)
     Adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). Results for prior periods have not been restated.
     During 2006, the Company recorded stock option compensation cost of $6.6 million and related income tax benefits of $1.4 million, respectively. Additionally, under the provisions of SFAS No. 123(R), restricted stock awards are not deemed to be issued until the end of the vesting period. Compensation cost is recorded over the vesting period directly to paid-in capital. Thus, the Company eliminated its deferred compensation balance as of January 1, 2006 with an offsetting reduction to additional paid-in capital.
     Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company generated excess tax benefits of $2.5 million during the year ended December 31, 2006.
     The following table shows the net increases (decreases) in selected financial statement line items for the year ended December 31, 2006 that resulted from adopting SFAS No. 123(R) on January 1, 2006:

December 31, 2006
(in thousands, except per share amounts)
Operating income	$(6,643)
Income before income taxes	$(6,643)
Net income	$(5,270)
Basic net income per share	$(0.19)
Diluted net income per share	$(0.19)

Net cash provided by operating activities	$(2,519)
Net cash provided by financing activities	$2,519
     The following disclosure shows what the Company’s net earnings and earnings per share would have been using the fair value compensation model under SFAS No. 123(R) for the years ended December 31, 2005 and 2004:

	(in thousands, except per share amounts)
	2005	2004
Net income (loss):
As reported	$18,635	$21,634
Add: Stock-based employee compensation expense included in reported net income, net of taxes	113	683
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of taxes	(44,517)	(25,740)

Pro forma in accordance with SFAS No. 123(R)	$(25,769)	$(3,423)
Basic net income (loss) per share:
As reported	$0.65	$0.72
Pro forma in accordance with SFAS No. 123(R)	$(0.90)	$(0.11)
Diluted net income (loss) per share:
As reported	$0.64	$0.70
Pro forma in accordance with SFAS No. 123(R)	$(0.90)	$(0.11)

     2. Stock-Based Compensation (continued)
     Stock options expense of $59.4 million and $33.4 million for the years ended December 31, 2005 and 2004, respectively, decreased on a pro forma basis to $6.6 million for the year ended December 31, 2006 due to the acceleration of vesting of stock options with an exercise price of $22.09 or higher during 2005. The accelerated vesting affected options for approximately 765 option holders, representing 1.9 million shares of the Company’s common stock. In order to prevent unintended personal benefits to individuals resulting from the accelerated vesting of options, the Company imposed sales restrictions on shares acquired upon exercise of these options that parallel the vesting requirements of the original options. These sales restrictions on the shares acquired continue following termination of employment until the original vesting dates are reached.
     The accelerated vesting of these stock options with exercise prices greater than the then-current market value (“underwater”) was made primarily to avoid recognizing compensation expense in the Company’s future income statements upon the adoption of SFAS No. 123(R) for underwater options that the Company believed would not offer a sufficient incentive to the Company’s employees when compared to the future compensation expense that the Company would have incurred under SFAS No. 123(R).
     The acceleration resulted in additional pro forma compensation expense of $33.3 million, equal to the unamortized fair value of the options, and $3.9 million representing the incremental value of the options as of the modification date. The total impact to pro forma net income during 2005 was $26.9 million.
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
     As of December 31, 2006, the Stock Incentive Plan provides for issuance of up to 16,010,111 shares of common stock (subject to adjustment in the event of stock splits and other similar events), less the number of shares issued under the LLC Option Plan, in the form of stock options and other stock incentives. The number of shares available for issuance under the Plan is automatically adjusted, without shareholder approval, on the first day of each fiscal year, beginning with the 2000 fiscal year, by a number of shares such that the total number of shares reserved for issuance under the Plan equals the sum of (i) the aggregate number of shares previously issued under the Plan and the LLC Option Plan; (ii) the aggregate number of shares subject to then outstanding stock incentives granted under the Plan and the LLC Option Plan; and (iii) 5% of the number of shares of common stock outstanding on the last day of the preceding fiscal year. However, no more than 1,000,000 of the shares available for grant each year shall be available for issuance pursuant to incentive stock options, and no more than 10,000,000 shares resulting from such automatic adjustments may ever be issued during the term of the Plan.

     2. Stock-Based Compensation (continued)
     Stock Option Awards
     A summary of changes in outstanding options for the year ended December 31, 2006 is as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 1, 2006	8,149,215	$23.83
Granted	928,500	$21.46
Exercised	(1,177,546)	$13.72
Forfeited and expired	(1,591,810)	$26.07

Outstanding at December 31, 2006	6,308,359	$24.80	6.1	$40,990

Vested or expected to vest at December 31, 2006	6,069,422	$24.94	6.1	$38,876

Exercisable at December 31, 2006	5,433,029	$25.35	6.0	$33,352
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	56%	56%	62%
Risk-free interest rate at the date of grant	4.8%	4.1%	4.3%
Expected life (in years)	4.9	5.2	7.5
     Effective January 1, 2006, expected volatilities are based on a combination of historical volatility of the Company’s stock and implied volatility of the Company’s publicly traded stock options. Due to the limited trading volume of the Company’s publicly traded options, the Company places a greater emphasis on historical volatility. Previously, the Company had relied exclusively on historical volatility, disregarding periods of time in which the Company’s share price was extraordinarily volatile because of circumstances that were not expected to recur. The Company also uses historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a term approximating the expected term. Using these assumptions, the weighted average fair values of the stock options granted during the years ended December 31, 2006, 2005, and 2004 are $11.26, $11.72 and $16.95, respectively.
     Options with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended December 31, 2006 and 2005, the Company issued 1,176,146 and 453,736 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 based on market value at the exercise dates was $14.1 million, $3.4 million, and $5.3 million, respectively. As of December 31, 2006, unrecognized compensation cost related to unvested stock option awards totaled $7.2 million and is expected to be recognized over a weighted average period of 1.7 years.

     2. Stock-Based Compensation (continued)
Restricted Stock Awards
     The Company also issued shares of restricted stock under the Stock Incentive Plan. A summary of changes in unvested shares of restricted stock for the year ended December 31, 2006 is as follows:

	Number	Grant Date
	of Shares	Fair Value
Outstanding, unvested at January 1, 2006	10,587	$28.57
Granted	—	$—
Vested	(4,377)	$28.71
Forfeited	—	$—

Outstanding, unvested at December 31, 2006	6,210	$28.47

          There were no shares of restricted stock issued during 2006. The total fair value of restricted stock awards vested during the years ended December 31, 2006, 2005, and 2004 based on market value at the vesting dates were $0.1 million, $0.8 million, and $0.2 million, respectively. As of December 31, 2006, unrecognized compensation cost related to unvested restricted stock awards totaled $0.1 million and is expected to be recognized over a weighted average period of 0.6 years.
3. Income Taxes
     The Company is subject to future federal and state income taxes and has recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2006 and 2005. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Accounts receivable	$1,811	$1,844
Accrued liabilities	2,107	1,754
Stock compensation expense	1,206	77
Depreciation	1,118	1,721
Capitalized research and development	—	13,548
Unrealized foreign currency gain	254	424
Accrued sales taxes	1,543	2,155
Net operating losses	3,980	3,324
Valuation allowance	(4,677)	(3,470)
Other	279	234

	7,621	21,611

Deferred tax liabilities:
Intangible assets	2,845	3,239

Net deferred tax assets	$4,776	$18,372

     The components of income from domestic and foreign operations before income tax expense for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Domestic	$33,417	$34,843	$33,525
Foreign	976	(1,889)	1,341

Total	$34,393	$32,954	$34,866

     3. Income Taxes (continued)
     The components of the income tax provision for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Current:
Federal	$13,354	$10,082	$12,222
State	1,432	1,869	1,752
Foreign	1,051	1,284	759

	15,837	13,235	14,733

Deferred:
Federal	(164)	1,094	(1,492)
State	(165)	74	50
Foreign	(446)	(84)	(59)

	(775)	1,084	(1,501)

Total	$15,062	$14,319	$13,232

     The income tax benefits related to the exercise of stock options were allocated to additional paid-in capital. Such amounts were approximately $4.6 million, $1.9 million, and $9.7 million, for the years ended December 31, 2006, 2005 and 2004, respectively.
     As a result of losses in foreign locations, the Company has net operating loss carry-forwards (“NOLs”) of approximately $3.9 million available to offset future income. Approximately $1.1 million of the NOLs expire in 2010 to 2012, and the remainder does not expire. The Company has established a valuation allowance for these NOLs because the ability to utilize them is uncertain.
     The Company currently has a tax holiday in India through March 2009. As a result of this holiday, the Company had income of approximately $4.1 million, $2.4 million, and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, that was not subject to tax. The impact on diluted earnings per share if the income had been taxable was decreases of $0.05, $0.03, and $0.02 per share in 2006, 2005, and 2004, respectively.
     Deferred taxes are not provided for temporary differences of approximately $16.9 million, $13.1 million and $8.7 million as of December 31, 2006, 2005 and 2004, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.
     In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated. This provision did not impact the Company as the Company did not repatriate any funds in 2006 or 2005.

     3. Income Taxes (continued)
     The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%

Effect of:
State income tax, net of federal benefit	3.4	4.0	4.1
Incentive stock options	2.8	—	—
Research and development credits	(0.6)	(1.4)	(1.5)
Foreign operations	(0.6)	(1.9)	(3.5)
Tax exempt income	(2.7)	(1.7)	(1.2)
Meals and entertainment	1.5	0.4	0.4
Intangibles	(0.1)	(0.1)	(0.1)
Tax contingencies	0.5	2.0	0.9
Other	1.1	0.6	0.3
Change in valuation allowance	3.5	6.6	3.6

Income taxes	43.8%	43.5%	38.0%

     As of December 31, 2006, the Company has provided a tax accrual of $5.0 million primarily related to potential tax liabilities related for research and development credits and intercompany transactions which is included in income taxes payable in the consolidated balance sheets.
4. Shareholders’ Equity
     During 2006, 2005, and 2004, the Company purchased 773,301, 2,827,200 and 885,400 shares of the Company’s common stock for approximately $16.0 million, $61.0 million, and $21.8 million, respectively, through open market transactions as part of a publicly-announced buy-back program.
5. Commitments and Contingencies
Leases
     Rents charged to expense were approximately $7.0 million, $6.3 million, and $5.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The leases for the Company’s headquarters in Atlanta, Georgia expire on March 31, 2008, at which time the Company has the option to renew for an additional five years at then current market rates. The lease on the Company’s headquarters included a lease incentive which was recorded as an increase in leasehold improvements and deferred rent. During the first quarter of 2007, the Company extended the lease to September 30, 2018. The Company assumed a facility lease through the Evant acquisition with rates in excess of market value. The Company recorded the fair value of this unfavorable lease obligation in deferred rent and is amortizing the amount over the remaining lease term.

     5. Commitments and Contingencies (continued)
     Aggregate future minimum lease payments under the noncancellable operating leases as of December 31, 2006 are as follows (in thousands):

Operating
Year Ended December 31,	Leases
2007	$6,725
2008	3,312
2009	1,868
2010	531
Thereafter	101

Total	$12,537

     There are no future minimum lease payments under capital leases as of December 31, 2006.
Employment Agreements
     The Company has entered into employment contracts with certain executives and other key employees. The agreements provide for total severance payments of up to approximately $2.4 million for termination of employment for any reason other than cause. Payment terms vary from a lump sum payment to equal monthly installments over a period of not more than 24 months. No amounts have been accrued because the payments are not probable and cannot be reasonably estimated.
Legal and Other Matters
     During 2006, the Company recorded $2.9 million in legal settlement costs related to two litigation matters, one with a large German customer and one with a domestic customer regarding implementation of warehouse management systems. In both litigation matters, a settlement was reached in January 2007. The recorded charges represent the Company’s portion of the settlement agreed to with its insurance carrier, subsequent to December 31, 2006. During 2005, the Company recorded a write-off of $2.8 million in accounts receivable from the German customer with whom the Company settled in 2006 resulting from a dispute over the implementation of its software. These charges are included in settlements and accounts receivable charges in the consolidated statements of income.
     From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Many of the Company’s installations involve products that are critical to the operations of its clients’ businesses. Any failure in a Company product could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in its contracts will be enforceable in all instances. The Company is not presently involved in any material litigation. However, it is involved in various legal proceedings. The Company believes that any liability that may arise as a result of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows. The Company expenses legal costs associated with loss contingencies as such legal costs are incurred.
6. Acquisitions
     Evant
     On August 31, 2005, the Company acquired all of the issued and outstanding stock of Evant, and Evant became a wholly-owned subsidiary of the Company. Evant is a provider of demand planning and forecasting and replenishment solutions to more than 60 customers in the retail, manufacturing and distribution industries. The acquisition further diversifies Manhattan’s product suite and expands its customer base. The Company paid an aggregate of $47.2 million in cash, and incurred $0.3 million in acquisition costs and $0.8 million of severance to eliminate duplicative functions. The $47.2 million includes $2.3 million of bonuses paid to employees not retained by Manhattan pursuant to an employee bonus plan approved by Evant’s management (the “Evant Bonus Plan”). In addition to the $47.2 million cash paid, the Company paid $2.8 million into escrow at closing for employee retention purposes pursuant to the Evant Bonus Plan. These funds are being distributed to employees upon completion of up to 12 months of service with Manhattan. The $2.8 million was recorded as a prepaid asset and was recorded as compensation expense ratably over the required employee retention period. During the third quarter of 2006, the

Company completed the Evant retention bonus program and paid out the final bonuses. The acquisition of Evant was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The operating results of Evant are included in the Company’s operations beginning September 1, 2005.
During the fourth quarter of 2005, the Company adjusted the purchase price allocation and recorded deferred tax assets of $15.2 million for deductible research and development costs previously capitalized by Evant for tax purposes as well as book and tax basis differences in property and equipment. The Company also adjusted and reduced the value assigned to customer contracts by $0.3 million. Goodwill decreased by a corresponding amount of $14.9 million. During the third quarter of 2006, the Company finalized its purchase price allocation for Evant resulting in a reduction of the deferred tax assets of $15.2 million and a corresponding increase in goodwill. The Company was not able to substantiate the post-acquisition limitations on the deductibility of these assets.
     The weighted average amortization period of the intangible assets subject to amortization is approximately 5.6 years. Goodwill of $2.2 million was allocated to the EMEA reporting segment; the remaining goodwill of $20.1 million was allocated to the Americas reporting segment. The Goodwill will not be amortized, but will be reviewed for impairment on an annual basis. Goodwill is not deductible for tax purposes.
     Unaudited pro forma operating results for the year ended December 31, 2005, assuming that the Evant acquisition had occurred at the beginning of the year, is as follows (in thousands, except per share data):

Pro forma revenues	$263,964
Pro forma net income	$13,046
Pro forma diluted net income per share	$0.45
     eebiznet
     On July 9, 2004, the Company acquired certain assets of eebiznet (“eebiznet”), whose primary business activities consist of the marketing and sale of supply software in France. The Company acquired eebiznet to expand its presence in Europe. The Company acquired all the outstanding shares of eebiznet for approximately $493,000 in cash plus a potential earnout based upon the sales of its software and service solutions in France during the period starting April 1, 2004 through March 31, 2006. The earnout payment, if any, will be calculated based on the following percentages of all license sales in France recognized during the period: (i) 30% of the software fees in France up to €1.5 million ($1.8 million as of December 31, 2005); (ii) 40% of the software fees in France over €1.5 million ($1.8 million as of December 31, 2005); and (iii) 2% of all service revenues. The entire purchase price has been recorded to goodwill, as eebiznet’s assets and liabilities were immaterial. The operating results of eebiznet were included in the Company’s operations after July 9, 2004.
     Avere
     On January 23, 2004, the Company acquired certain assets of Avere, Inc. (“Avere”), a provider of order management software. The Company completed the acquisition to enhance its product offering. The Company acquired substantially all of the assets of Avere for a purchase price of approximately $305,000. The purchase price includes the earnout of approximately $75,000 based upon the total Avere software fees recognized by the Company during the period starting on December 31, 2003 and ending on December 31, 2005. The earnout payment was calculated based on the following percentages of all Avere software fees recognized during the earnout period: (i) 25% of the Avere software fees greater than $200,000 and up to and including $2 million; (ii) 30% of the Avere software fees greater than $2 million and up to and including $4 million; and (iii) 35% of the Avere software fees greater than $4 million. The entire purchase price has been recorded as acquired developed technology and is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining five-year estimated economic life of the product, including the period being reported on. The operating results of Avere were included in the Company’s operations after January 23, 2004.
7. Severance, restructuring, and acquisition charges
     During 2006, the Company recorded $1.5 million of charges for employee retention bonuses incurred in connection with the Evant acquisition. At the closing of the Evant acquisition, $2.8 million was deposited into escrow for employee retention purposes and was distributed to employees upon completion of up to 12 months of service with the Company. The $2.8 million was recorded as a prepaid asset, and was recognized as compensation expense ratably over the required employee retention period. During 2006, the Company completed the Evant retention bonus program and paid out the final bonuses. The charges of $3.5 million recorded in 2005 included the following: (i) approximately $1.1 million in severance-related costs associated with the consolidation of the Company’s European operations into the Netherlands, United Kingdom and France; (iii) $1.9 million of severance-related costs and retention bonuses discussed above associated with the acquisition of Evant; and (iv) $0.5 million in acquisition-related costs associated with an attempted acquisition that did not close. As part of the restructuring in Europe, the Company eliminated 17 sales and professional services positions throughout Europe. All payments relating to the restructuring of the European operations were paid during 2005. The severance-related costs associated with Evant consisted primarily of one-time payments to employees not retained due to duplicative functions. Approximately $1.6 million of the $1.9 million of Americas severance-related costs and amortization of prepaid retention bonuses was paid prior to December 31, 2005, and the remaining $0.3 million was paid during 2006. The acquisition-related costs incurred consisted of outside legal and accounting due diligence expenses.
8. Reporting Segments
     In 2004, the Company conducted business in one operating segment, providing supply chain execution solutions. During 2005, the Company changed its management structure and began managing the business by geographic segment. The Company has identified its Americas segment, its EMEA segment and its Asia Pacific segment as reporting segments. The information for all periods presented reflects these new segments. All segments derive revenue from the sale and implementation of the Company’s supply chain execution and planning solutions, of which the individual products are similar in nature and help companies manage the effectiveness and efficiency of their supply chain. The Company uses the same accounting policies for each reporting segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each region.
     The Americas segment charges royalty fees to the other segments based on software licenses sold by those reporting segments. The royalties, which totaled $2.2 million, $2.1 million and $1.5 million in 2006, 2005 and 2004, respectively, are included in cost of revenue for each segment with a corresponding reduction in Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems and management and support team. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.
     The operating expenses for the Americas segment include $4.9 million, $4.5 million, and $3.6 million of amortization expense on intangible assets in 2006, 2005 and 2004, respectively.
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has included a summary of the financial information by reporting segment. The following table presents the revenues, expenses and operating income (loss) by reporting segment for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	For the year ended December 31, 2006
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$57,579	$5,285	$3,679	$66,543
Services	158,603	20,793	15,125	194,521
Hardware and other	26,138	1,273	393	27,804

Total revenue	242,320	27,351	19,197	288,868

Costs and Expenses:
Cost of revenue	93,716	16,679	13,343	123,738
Operating expenses	101,485	10,249	4,765	116,499
Depreciation and amortization	11,789	1,194	264	13,247
Settlement charges	810	2,046	—	2,856
Severance, restructuring, and acquisitions charges	1,503	—	—	1,503
Impairment charges	270	—	—	270

Total costs and expenses	209,573	30,168	18,372	258,113

Operating income (loss)	$32,747	$(2,817)	$825	$30,755

	For the year ended December 31, 2005
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$48,050	$5,579	$3,490	$57,119
Services	132,182	23,064	10,845	166,091
Hardware and other	20,690	2,029	475	23,194

Total revenue	200,922	30,672	14,810	246,404

Costs and Expenses:
Cost of revenue	74,824	19,051	9,713	103,588
Operating expenses	78,324	10,900	4,931	94,155
Depreciation and amortization	10,620	1,198	256	12,074
Accounts receivable charges	—	2,815	—	2,815
Severance, restructuring, and acquisitions charges	2,434	1,061	—	3,495

Total costs and expenses	166,202	35,025	14,900	216,127

Operating income (loss)	$34,720	$(4,353)	$(90)	$30,277

	For the year ended December 31, 2004
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$40,380	$6,275	$3,231	$49,886
Services	111,600	26,709	3,183	141,492
Hardware and other	20,967	2,548	26	23,541

Total revenue	172,947	35,532	6,440	214,919

Costs and Expenses:
Cost of revenue	63,862	25,245	2,981	92,088
Operating expenses	67,013	10,873	2,554	80,440
Depreciation and amortization	9,449	1,269	64	10,782

Total costs and expenses	140,324	37,387	5,599	183,310

Operating income (loss)	$32,623	$(1,855)	$841	$31,609

     The following table presents the goodwill, long-lived assets and total assets by reporting segment for the years ended December 31, 2006 and 2005 (in thousands):

	For the year ended December 31, 2006
	Americas	EMEA	Asia Pacific	Total
Goodwill	$62,868	$5,530	$1,963	$70,361
Long-lived assets	117,020	8,077	2,693	127,790
Total assets	296,918	11,737	6,238	314,893

	For the year ended December 31, 2005
	Americas	EMEA	Asia Pacific	Total
Goodwill	47,290	5,354	1,963	54,607
Long-lived assets	130,418	8,116	2,637	141,171
Total assets	255,102	13,383	4,913	273,398
9. Employee Benefit Plan
     The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $14,000, as defined, to the 401(k) Plan. On January 1, 2006, the eligible compensation limit was increased to $15,000. The Company provides for a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the years ended December 31, 2006, 2005 and 2004, the Company made matching contributions to the 401(k) Plan of $1.7 million, $1.3 million, and $1.3 million, respectively.
10. Related Party Transactions
     During the years ended December 31, 2006, 2005, and 2004, the Company purchased software and services for approximately $0.1 million, $0.1 million, and $0.1 million, respectively, from a company whose President and Chief Executive Officer is a member of Manhattan’s Board of Directors. As of December 31, 2006, there was $1,400 outstanding relating to the purchases.
     During the year ended December 31, 2004, the Company sold software and services for approximately $0.1 million to a company whose Chief Executive Officer is a relative of a member of the Company’s executive management team. There were no 2005 or 2006 sales to this customer. As of December 31, 2006, there were no accounts receivable outstanding.
     During the years ended December 31, 2006, 2005, and 2004, the Company purchased hardware of approximately $0.1 million, $0.2 million, and $0.2 million, respectively, from Alien Technology, a party in which the Company made a $2 million investment during 2003. See Note 1 for further details on the investment. As of December 31, 2006, there were no accounts payable outstanding.
     During the year ended December 31, 2005, the Company purchased services of $10,000, from a company whose board of directors includes the chairman of Manhattan’s board of directors. As of December 31, 2005, there was approximately $2,500, outstanding relating to the purchases. There were no 2006 purchases from this customer. As of December 31, 2006 there were no accounts payable outstanding.

11. Quarterly Results of Operations (Unaudited)
     Following is the quarterly results of operations of the Company for the years ended December 31, 2006 and 2005. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements.

	Quarter Ended
	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(in thousands, except per share data)
Statement of Income Data:
Revenue:
License	$11,076	$21,247	$15,217	$19,003	$13,814	$14,633	$12,531	$16,141
Services	45,162	48,431	51,049	49,879	37,437	41,266	43,621	43,767
Hardware and other	6,547	8,223	6,046	6,988	5,056	5,470	6,155	6,513

Total revenue	62,785	77,901	72,312	75,870	56,307	61,369	62,307	66,421
Costs and expenses:
Cost of license	1,164	1,846	1,400	1,386	1,311	1,249	1,022	1,118
Cost of services	22,016	23,661	24,231	23,519	17,822	18,131	19,952	20,736
Cost of hardware and other	5,540	7,432	5,356	6,187	4,518	4,584	5,078	5,734
Research and development	10,111	10,522	9,765	11,070	7,678	7,869	9,037	9,555
Sales and marketing	10,136	12,475	11,407	11,870	9,688	10,507	9,649	10,458
General and administrative	6,708	7,259	7,896	7,280	6,699	7,113	8,076	7,741
Depreciation and amortization	3,275	3,262	3,377	3,333	924	1,207	1,161	1,200
Settlement and accounts receivable charges	—	—	—	2,856	—	2,815	—	—
Severance, restructuring, and acquisition charges	722	607	174	—	—	1,585	1,081	829
Impairment charge	—	—	270	—	—	—	—	—

Total costs and expenses	59,672	67,064	63,876	67,501	48,640	55,060	55,056	57,371

Income from operations	3,113	10,837	8,436	8,369	7,667	6,309	7,251	9,050
Other income, net	846	1,251	630	911	485	609	877	706

Income before income taxes	3,959	12,088	9,066	9,280	8,152	6,918	8,128	9,756
Income tax expense	1,671	5,103	3,822	4,466	3,170	3,966	3,162	4,021

Net income	$2,288	$6,985	$5,244	$4,814	$4,982	$2,952	$4,966	$5,735

Basic net income per share	$0.08	$0.26	$0.19	$0.18	$0.17	$0.10	$0.17	$0.21

Diluted net income per share	$0.08	$0.25	$0.19	$0.17	$0.16	$0.10	$0.17	$0.20

Shares used in computing basic net income per share	27,298	27,305	26,969	27,290	29,620	29,174	28,392	27,560

Shares used in computing diluted net income per share	27,645	27,480	27,462	28,642	30,276	29,764	29,055	28,166

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
Management’s Report on Internal Control over Financial Reporting
     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the attestation report of Ernst & Young LLP on management’s assessment of the Company’s internal control over financial reporting are contained on pages 38 through 39 of this report.
Change in Internal Control over Financial Reporting
     During the fourth quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 20, 2007 under the captions “Code of Ethics,” “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
Item 11. Executive Compensation
     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 20, 2007 under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 20, 2007 under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Item 13. Certain Relationships and Related Transactions
     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 20, 2007 under the caption “Certain Transactions.”
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 20, 2007.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements.
     The response to this item is submitted as a separate section of this Form 10-K. See Item 8.
     2. Financial Statement Schedule.
     (a) The following financial statement schedule is filed as a part of this report:

SCHEDULE II
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance
	Beginning of	Charged to	Net	at End of
Classification:	Period	Operations	Deductions	Period
Allowance for doubtful accounts
For the year ended:
December 31, 2004	$3,181,000	$4,048,000	$3,058,000	$4,171,000
December 31, 2005	$4,171,000	$3,831,000	$3,110,000 (1)	$4,892,000
December 31, 2006	$4,892,000	$5,390,000	$5,381,000	$4,901,000

	Balance at	Additions		Balance
	Beginning of	Charged to	Net	at End of
Classification:	Period	Operations	Deductions	Period
Valuation allowance
For the year ended:
December 31, 2004	$34,000	$1,248,000	$—	$1,282,000
December 31, 2005	$1,282,000	$2,188,000	$—	$3,470,000
December 31, 2006	$3,470,000	$1,207,000	$—	$4,677,000

(1)	Included in the net deductions for 2005 is approximately $0.1million relating to the allowance balance acquired as part of the Evant acquisition, which did not impact operations. Excluding this amount, the net deduction amount for 2005 was $3.2 million.
     All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.
3. Exhibits.
See the response to Item 16(b) below.

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

10.6	First Amendment to Lease Agreement between Wildwood Associates, and the Registrant, dated June 10, 2002.

10.7	Second Amendment to Lease Agreement between 2300 Windy Ridge Parkway Investors LLC, and the Registrant, dated February 27, 2007.

Exhibit
Number	Description

10.8
Lease Agreement by and between Tektronix UK Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated October 21, 1999 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.9
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

10.11
Lease Agreement between IGE Energy Services (UK) Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated February 1, 2005 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.12
Sub-Sublease Agreement between Scientific Research Corporation, a Georgia corporation, and the Registrant, dated July 2, 1998 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.13
Sub-Sublease Agreement between The Profit Recovery Group International 1, Inc., a Georgia corporation, and the Registrant, dated August 19, 1998 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.14
Standard Sublease Agreement between Life Office Management Association, Inc. and the Registrant, dated October 20, 2000 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.15
Standard Sublease Agreement between Chevron USA Inc. and the Registrant, dated November 20, 2000 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.16
Form of Indemnification Agreement with certain directors and officers of the Registrant (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.17
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

10.20	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

Exhibit
Number	Description

10.21
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

10.23
Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.24
Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.25	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-68968), filed on September 5, 2001).

10.26
Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Proxy Statement for its Annual Meeting held May 17, 2002 (file No. 000-23999), filed on April 24, 2002.

10.27	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.28	Form of Composite Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2006 (File No. 000-23999), filed on May 4, 2006).

10.29	Manhattan Associates, LLC Option Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.30
Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.31
Separation and Non-Competition Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.32
Executive Employment Agreement by and between the Registrant and Jeffrey Mitchell, effective as of September 3, 1999 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.33
Executive Non-Competition and Severance Agreement by and between the Registrant and Jeffrey S. Mitchell, dated June 22, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.34
Executive Employment Agreement by and between the Registrant and Jeffry Baum, effective as of October 30, 2000 (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

Exhibit
Number	Description

10.35
Executive Employment Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

10.36
Severance and Non-Competition Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

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
Date: March 14, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr. John J. Huntz, Jr.	Chairman of the Board	March 14, 2007

/s/ Peter F. Sinisgalli Peter F. Sinisgalli	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2007

/s/ Dennis B. Story Dennis B. Story	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ Brian J. Cassidy Brian J. Cassidy	Director	March 14, 2007

/s/ Paul R. Goodwin Paul R. Goodwin	Director	March 14, 2007

/s/ Thomas E. Noonan Thomas E. Noonan	Director	March 14, 2007

/s/ Deepak Raghavan Deepak Raghavan	Director	March 14, 2007

EXHIBIT INDEX

Exhibit
Number	Description

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

10.6	First Amendment to Lease Agreement between Wildwood Associates, and the Registrant, dated June 10, 2002.

10.7	Second Amendment to Lease Agreement between 2300 Windy Ridge Parkway Investors LLC, and the Registrant, dated February 27, 2007.

10.8
Lease Agreement by and between Tektronix UK Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated October 21, 1999 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

Exhibit
Number	Description

10.9
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

10.11
Lease Agreement between IGE Energy Services (UK) Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated February 1, 2005 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.12
Sub-Sublease Agreement between Scientific Research Corporation, a Georgia corporation, and the Registrant, dated July 2, 1998 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.13
Sub-Sublease Agreement between The Profit Recovery Group International 1, Inc., a Georgia corporation, and the Registrant, dated August 19, 1998 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.14
Standard Sublease Agreement between Life Office Management Association, Inc. and the Registrant, dated October 20, 2000 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.15
Standard Sublease Agreement between Chevron USA Inc. and the Registrant, dated November 20, 2000 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.16
Form of Indemnification Agreement with certain directors and officers of the Registrant (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.17
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

10.20	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.21
First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

Exhibit
Number	Description

10.22
Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.23
Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.24
Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.25	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-68968), filed on September 5, 2001).

10.26
Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Proxy Statement for its Annual Meeting held May 17, 2002 (file No. 000-23999), filed on April 24, 2002.

10.27	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.28	Form of Composite Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2006 (File No. 000-23999), filed on May 4, 2006).

10.29	Manhattan Associates, LLC Option Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.30
Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.31
Separation and Non-Competition Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.32
Executive Employment Agreement by and between the Registrant and Jeffrey Mitchell, effective as of September 3, 1999 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.33
Executive Non-Competition and Severance Agreement by and between the Registrant and Jeffrey S. Mitchell, dated June 22, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.34
Executive Employment Agreement by and between the Registrant and Jeffry Baum, effective as of October 30, 2000 (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.35
Executive Employment Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

Exhibit
Number	Description

10.36
Severance and Non-Competition Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

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