Form 10-Q
period 2007-03-31
MANHATTAN ASSOCIATES INC
filed 2007-05-10
CIK 1056696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of May 4, 2007, the latest practicable date, is as follows: 26,963,953 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended March 31, 2007

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,224	$18,449
Short term investments	78,196	90,570
Accounts receivable, net of a $5,384 and $4,901 allowance for doubtful accounts in 2007 and 2006, respectively	62,700	60,937
Deferred income taxes	5,787	5,208
Prepaid expenses and other current assets	10,014	11,939

Total current assets	170,921	187,103

Property and equipment, net	16,558	15,850
Long-term investments	16,399	22,038
Acquisition-related intangible assets, net	13,150	14,344
Goodwill	70,367	70,361
Deferred income taxes	482	481
Other assets	5,295	4,716

Total assets	$293,172	$314,893

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,520	$11,716
Accrued compensation and benefits	11,772	16,560
Accrued and other liabilities	9,966	13,872
Deferred revenue	33,322	29,918
Income taxes payable	8,229	4,006

Total current liabilities	70,809	76,072

Other non-current liabilities	2,006	1,681

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2007 or 2006	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 27,055,201 shares issued and outstanding in 2007 and 27,610,105 shares issued and outstanding in 2006	269	276
Additional paid-in capital	78,196	98,704
Retained earnings	139,839	136,321
Accumulated other comprehensive income	2,053	1,839

Total shareholders’ equity	220,357	237,140

Total liabilities and shareholders’ equity	$293,172	$314,893

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
License	$13,753	$11,076
Services	54,800	45,162
Hardware and other	9,637	6,547

Total revenue	78,190	62,785

Costs and Expenses:
Cost of license	1,143	1,164
Cost of services	25,999	22,016
Cost of hardware and other	8,361	5,540
Research and development	11,151	10,111
Sales and marketing	12,607	10,136
General and administrative	8,146	6,708
Depreciation and amortization	3,501	3,275
Acquisition-related charges	—	722

Total costs and expenses	70,908	59,672

Operating income	7,282	3,113

Other income, net	1,092	846

Income before income taxes	8,374	3,959
Income tax provision	2,973	1,671

Net income	$5,401	$2,288

Basic earnings per share	$0.20	$0.08
Diluted earnings per share	$0.19	$0.08

Weighted average number of shares:
Basic	27,361	27,298
Diluted	28,528	27,645
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$5,401	$2,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,501	3,275
Stock compensation	1,570	1,707
Gain on disposal of equipment	—	2
Tax benefit of options exercised	548	1,380
Excess tax benefits from stock based compensation	(271)	(1,145)
Deferred income taxes	—	(299)
Unrealized foreign currency loss	(87)	213
Changes in operating assets and liabilities:
Accounts receivable, net	(1,631)	7,720
Other assets	1,415	319
Prepaid retention bonus	—	657
Accounts payable, accrued and other liabilities	(13,129)	(9,410)
Income taxes	1,781	(1,052)
Deferred revenue	3,811	4,201

Net cash provided by operating activities	2,909	9,856

Investing activities:
Purchase of property and equipment	(2,956)	(2,195)
Net maturities (purchases) of available-for-sale investments	18,018	(12,630)

Net cash provided by (used in) investing activities	15,062	(14,825)

Financing activities:
Payment of capital lease obligations	—	(35)
Purchase of common stock	(25,000)	—
Excess tax benefits from stock based compensation	271	1,145
Proceeds from issuance of common stock from options exercised	2,367	1,102

Net cash (used in) provided by financing activities	(22,362)	2,212

Foreign currency impact on cash	166	(409)

Net change in cash and cash equivalents	(4,225)	(3,166)
Cash and cash equivalents at beginning of period	18,449	19,419

Cash and cash equivalents at end of period	$14,224	$16,253

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007 (unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2006.
2. Principles of Consolidation
     The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
3. Revenue Recognition
     Our revenue consists of revenues from the licensing and hosting of software, fees from implementation and training services (collectively, “professional services”), plus customer support and software enhancements, and sales of hardware and other (other consists of reimbursements of out of pocket expenses incurred in connection with our professional services).
     We recognize license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), specifically when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (a) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (b) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (c) all revenue-recognition criteria in SOP 97-2, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.
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

     Our services revenue consists of fees generated from professional services and customer support and software enhancements related to our software products. Fees from professional services performed by us are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a proportional performance basis based on the hours incurred on discreet projects within an overall services arrangement. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancement are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.
     Hardware and other revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties that are integrated with and complementary to our software solutions and reimbursement of out of pocket expenses incurred in connection with our professional services. As part of a complete solution, our customers periodically purchase hardware from us in conjunction with the licensing of software. These products include computer hardware, radio frequency terminal networks, radio frequency identification (RFID) chip readers, bar code printers and scanners and other peripherals. Hardware revenue is recognized upon shipment to the customer when title passes. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $3.0 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively.
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
5. Acquisitions
     On August 31, 2005, we acquired all of the issued and outstanding stock of Evant, Inc. (“Evant”), and Evant became a wholly-owned subsidiary. Evant was a provider of demand planning and forecasting and replenishment solutions to more than 60 customers in the retail, manufacturing and distribution industries. We paid $2.8 million into escrow at closing for employee retention purposes to be distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and compensation expense was recognized ratably over the required employee retention period. During the third quarter of 2006, we completed the Evant retention bonus program and paid out the final bonuses.
6. Stock-Based Compensation
     As of March 31, 2007, we have two stock-based employee compensation plans, which are accounted for under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).
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
     During the three months ended March 31, 2007 and 2006, we granted options for 579,363 and 551,500 shares of common stock, respectively. We recorded stock option expense of $1.1 million and $1.7 million during the three months ended March 31, 2007 and 2006, respectively.
     We also issued 189,934 shares of restricted stock during the first quarter of 2007. No shares of restricted stock were issued during the first quarter of 2006. We recorded restricted stock expense of $0.4 million and $0.03 million during the three months ended March 31, 2007 and 2006, respectively.
7. Income Taxes
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (FIN 48). As a result of the implementation of FIN 48, the Company recognized an increase of $2.6 million in the gross liability for unrecognized tax benefits and recorded a corresponding deferred tax asset for future benefits of $0.7 million, with the net amount of $1.9 million accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $7.6 million mainly related to research and development credits and intercompany transactions, of which $6.0 million, if recognized, would affect the effective tax rate.
     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $2.6 million for the potential payment of interest and penalties at January 1, 2007, which is included as a component of the unrecognized tax benefits noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company conducts business globally and, as a result, files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations for years before 1999.
     In the first quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of a subsidiary return for pre-acquisition tax year 2004. To date, no material adjustments have been proposed as a result of this examination. The IRS will commence an examination of the Company’s U.S. Federal income tax return for 2005 in the second quarter of 2007. It is anticipated that the examinations will not be completed within the next twelve months.
     The Company does not anticipate that total unrecognized tax benefits will significantly change in the next twelve months due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.
8. Comprehensive Income
     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
     The following table sets forth the calculation of comprehensive income:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net income	$5,401	$2,288

Other comprehensive income (loss), net of tax:
Unrealized gain on investments, net of taxes	5	43
Foreign currency translation adjustment, net of taxes	209	(157)

Total other comprehensive income (loss), net of taxes	214	(114)

Comprehensive income	$5,615	$2,174

9. Net Income Per Share
     Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented. Diluted net income per share is computed using net income divided by Weighted Shares plus common equivalent shares (“CESs”) outstanding for each period presented using the treasury stock method.
     The following is a reconciliation of the income and share amounts used in the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Net income	$5,401	$2,288

Earnings per Share:
Basic	$0.20	$0.08
Effect of CESs	($0.01)	—

Diluted	$0.19	$0.08

Weighted average number of shares:
Basic	27,361	27,298
Effect of CESs	1,167	347

Diluted	28,528	27,645

     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 1,562,131 shares and 5,686,933 shares for the three months ended March 31, 2007 and 2006, respectively. Such shares were not included because they were antidilutive.
10. Contingencies
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
11. Operating Segments
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
     The Americas segment charges royalty fees to the EMEA and Asia Pacific segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.1 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively, are included in cost of revenue in EMEA and Asia Pacific with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with our India operations.
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have included a summary of the financial information by operating segment. The following table presents the revenues, expenses and operating income (loss) by operating segment for the three months ended March 31, 2007 and 2006 (in thousands):

	For the three months ended March 31, 2007
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$13,400	$299	$54	$13,753
Services	45,848	5,228	3,724	54,800
Hardware and other	9,198	317	122	9,637

Total revenue	68,446	5,844	3,900	78,190

Costs and Expenses:
Cost of revenue	28,627	4,022	2,854	35,503
Operating expenses	27,979	2,813	1,112	31,904
Depreciation and amortization	3,145	291	65	3,501

Total costs and expenses	59,751	7,126	4,031	70,908

Operating income (loss)	$8,695	$(1,282)	$(131)	$7,282

	For the three months ended March 31, 2006
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$8,557	$958	$1,561	$11,076
Services	36,342	5,748	3,072	45,162
Hardware and other	6,245	246	56	6,547

Total revenue	51,144	6,952	4,689	62,785

Costs and Expenses:
Cost of revenue	21,692	4,021	3,007	28,720
Operating expenses	23,471	2,269	1,215	26,955
Depreciation and amortization	2,910	299	66	3,275
Acquisition-related charges	722	—	—	722

Total costs and expenses	48,795	6,589	4,288	59,672

Operating income	$2,349	$363	$401	$3,113

     Our services revenue consists of fees generated from professional services and customer support and software enhancements related to our software products as follows:

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Professional services	38,831	31,801
Customer support and software enhancements	$15,969	$13,361

Total services revenue	$54,800	$45,162

     License revenues related to our warehouse and non-warehouse product groups are as follows:

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Warehouse	$7,791	$6,567
Non-Warehouse	5,962	4,509

Total license revenue	$13,753	$11,076

12. New Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is still evaluating the impact of SFAS No. 159 on its consolidated financial statements.

     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 7, Income Taxes, for further discussion.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.
     The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2007 and 2006, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.
     References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.
Business
     We are a leading developer and provider of technology-based supply chain software solutions that help companies manage the effectiveness and efficiency of their supply chain. Our business is organized into three geographical reporting segments: Americas (North America and Latin America), EMEA (Europe, Middle East and Africa), and APAC (Asia Pacific). Each of these reporting segments has unique characteristics and faces different challenges and opportunities. In each of these segments, we provide solutions that consist of a combination of software, services, and hardware used for planning and execution of supply chain activities. These solutions help coordinate the actions and communication of manufacturers, suppliers, distributors, retailers, transportation providers and consumers. Our solutions consist of two main areas—supply chain planning and supply chain execution, which on a combined basis represent our supply chain management solutions.

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
     Certain developments described in the next section affect the comparability of our financial results for the three months ended March 31, 2007 and 2006.
Recent Developments
     Adoption of FIN 48. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (FIN 48). As a result of the implementation of FIN 48, the Company recognized an increase of $2.6 million in the gross liability for unrecognized tax benefits and recorded a corresponding deferred tax asset for future benefits of $0.7 million, with the net amount of $1.9 million accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $7.6 million, of which $6.0 million, if recognized, would affect the effective tax rate.
     The company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $2.6 million for the potential payment of interest and penalties at January 1, 2007, which is included as a component of the unrecognized tax benefits noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
          The Company conducts business globally and, as a result, files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations for years before 1999.
          In the first quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of a subsidiary return for pre-acquisition tax year 2004. To date, no material adjustments have been proposed as a result of this examination. The IRS will commence an examination of the Company’s U.S. Federal income tax return for 2005 in the second quarter of 2007. It is anticipated that the examinations will not be completed within the next twelve months.
          The Company does not anticipate that total unrecognized tax benefits will significantly change in the next twelve months due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.
Highlights of First Quarter 2007 Condensed Consolidated Financial Results
Summarized highlights of the 2007 first quarter results, as compared to the 2006 first quarter are:
•	Consolidated revenue increased 25% to $78.2 million;
o	License revenue increased 24% to $13.8 million;

o	Services revenue increased 21%, to $54.8 million;
•	Operating income increased 134% to $7.3 million;

•	Diluted earnings per share increased 138% to $0.19 per share;

•	Cash and investments on hand at March 31, 2007, was $108.8 million;

•	The Company repurchased 888,319 common shares totaling $25.0 million at an average share price of $28.14 in the quarter; and

•	The Board of Directors approved the repurchase of up to an additional $75 million of Manhattan Associates’ outstanding common stock.
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
          In 2007, we plan to continue to enhance both our supply chain planning and supply chain execution solutions, expand globally and further develop our sales and marketing, including strategic alliances and indirect sales channels. Our success could be limited by several factors, including spending on information technology, the timely release of quality new products and releases, continued market acceptance of our solutions and the introduction of new products by existing or new competitors.
          We continue to experience the effects of a weak spending environment for information technology in Europe, in the form of delayed and cancelled buying decisions by customers for supply chain management software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. Separately, we believe that deterioration in the current business climates within the United States and/or other geographic regions in which we operate, continued delays in capital spending, or the timing of deals closed could have a material adverse impact on our future operations and quarterly results.
          The following table summarizes our consolidated results for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per share data)
Revenue	$78,190	$62,785
Costs & expenses	70,908	59,672

Operating income	7,282	3,113
Other income, net	1,092	846

Income before taxes	8,374	3,959
Net income	$5,401	$2,288
Diluted net income per share	$0.19	$0.08
Diluted weighted average number of shares	28,528	27,645
Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006
          We manage our business based on three geographic regions: the Americas, EMEA, and Asia Pacific. Geographic revenue information is based on the location of sale. In the first quarter of 2007 and 2006, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended March 31,
			%Change
	2007	2006	2006 to 2007
		(in thousands)
Revenue:
License
Americas	$13,400	$8,557	57%
EMEA	299	958	-69%
Asia/Pacific	54	1,561	-97%

Total License	$13,753	$11,076	24%

Services
Americas	$45,848	$36,342	26%
EMEA	5,228	5,748	-9%
Asia/Pacific	3,724	3,072	21%

Total Services	$54,800	$45,162	21%

Hardware and other
Americas	$9,198	$6,245	47%
EMEA	317	246	29%
Asia/Pacific	122	56	118%

Total Hardware and other	$9,637	$6,547	47%

Total Revenue
Americas	$68,446	$51,144	34%
EMEA	5,844	6,952	-16%
Asia/Pacific	3,900	4,689	-17%

Total Revenue	$78,190	$62,785	25%

Operating income/(loss):
Americas	$8,695	$2,349	—
EMEA	(1,282)	363	—
Asia/Pacific	(131)	401	—

Total Operating income	$7,282	$3,113	134%

The results of our operations for the first quarters of 2007 and 2006 are discussed below.
Revenue

	Quarter Ended March 31,		% Change	% of total Revenue
	2007	2006	2006 to 2007	2007	2006
	(in thousands)

License	$13,753	$11,076	24%	18%	18%
Services	54,800	45,162	21%	70%	72%
Hardware and other	9,637	6,547	47%	12%	10%

Total revenue	$78,190	$62,785	25%	100%	100%

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services and customer support and software enhancements, and sales of complementary radio frequency and computer equipment. We believe our revenue growth in the last two years is attributable to several factors, including, among others, our market leadership position as to breadth of product offerings, financial stability and a compelling return on investment proposition for our customers, increased services associated with implementations of our expanded product suite, and geographic expansion.
     License revenue. License revenue increased 24% in the quarter ended March 31, 2007 over the prior year driven by strong growth in our Americas segment. The Americas license and hosting revenues increased $4.8 million, or 57%, compared to the prior year first quarter of 2006. This increase was partially offset by declines in EMEA and Asia Pacific license sales of $0.7 million and $1.5 million, respectively. A number of factors impacted revenue in our international segments including continued weakness in the general European economy, particularly in the capital spending environment for large information technology projects.
     License sales mix across our product suite remained strong in the quarter with approximately 60% of sales in our warehouse management solutions and 40% in non-warehouse management solutions. With our expanded suite of supply chain solutions we continue to see solid growth in both our core warehouse management solutions with 20% growth in the quarter and non-warehouse management solutions growth of 30% over the prior year quarter.
     Services revenue. Services revenue increased 21% in the first quarter of 2007 principally due to: (i) a 21% increase of professional services revenue required to implement larger projects, increased license sales and existing customer upgrades to more current versions of our offerings; and (ii) a 20% increase in revenue from customer support and software enhancements. The Americas segment led the growth with an increase in services revenue of $9.5 million, or 26%, from first quarter 2006 to first quarter 2007. Services revenue in Asia Pacific also increased by $0.7 million, or 21%, from first quarter 2006 to first quarter 2007. These increases were partially offset by a decrease in EMEA services revenue of $0.5 million, or 9%, from first quarter 2006 to first quarter 2007 due to the lack of large license deals closed during the last several quarters driven by a weak spending environment in the EMEA region.
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
     Hardware and other. Sales of hardware increased by 49% to $6.6 million in the first quarter of 2007 compared to $4.5 million in the first quarter of 2006. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended March 31, 2007 and 2006, reimbursements by customers for out-of-pocket expenses were approximately $3.0 million and $2.1 million, respectively.

Cost of Revenue

	Quarter Ended March 31,		% Change
	2007	2006	2006 to 2007
	(in thousands)
Cost of license	$1,143	$1,164	-2%
Cost of services	$25,999	$22,016	18%
Cost of hardware and other	$8,361	$5,540	51%
     Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased slightly in the first quarter of 2007 due to a decrease in royalty expense.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the quarter ended March 31, 2007 was principally due to increases in salary-related costs resulting from: (i) a 22% increase in the average number of personnel dedicated to the delivery of professional services; and (ii) annual compensation increases, effective January 1, 2006 and 2007, respectively.
     The increase in the services gross margin to 52.6% in the first quarter of 2007 from 51.3% in the first quarter of 2006 was attributable to strong services revenue growth as well as a $0.4 million decrease in stock compensation expense during the quarter.
     Cost of hardware and other. Cost of hardware increased to approximately $5.4 million in the first quarter of 2007 from approximately $3.5 million in the first quarter of 2006 as a direct result of higher sales of hardware. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $3.0 million and $2.1 million for the quarters ended March 31, 2007 and 2006, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.
Operating Expenses

	Quarter Ended March 31,		% Change
	2007	2006	2006 to 2007
	(in thousands)
Research and development	$11,151	$10,111	10%
Sales and marketing	$12,607	$10,136	24%
General and administrative	$8,146	$6,708	21%
Depreciation and amortization	$3,501	$3,275	7%
Acquisition-related charges	$0	$722	—
     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the quarter ended March 31, 2007 was attributable to: (i) increases in the average number of personnel dedicated to ongoing research and development activities in our India operations; and (ii) an increase of $0.7 million in bonus and incentive compensation expense in the first quarter of 2007. The number of research and development personnel in our India operations increased 15% at March 31, 2007 over March 31, 2006. Our principal research and development activities during 2007 and 2006 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of both our comprehensive Integrated Logistics Solutions and Integrated Planning Solutions product suites. In addition, we invested in our Logistics Event Management Architecture (“LEMA”) platform, which is designed to provide our customers with a comprehensive, services-oriented supply chain platform. For the quarters ended March 31, 2007 and 2006, we capitalized no research and development costs.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses in the first quarter of 2007 was attributable to: (i) an increase of $1.2 million in bonus and incentive compensation expense relating to higher license fees in the first quarter of 2007; (ii) annual compensation increases, effective January 1, 2006 and 2007, respectively; and (iii) a 17% increase in sales and marketing headcount.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the quarter ended March 31, 2007 was attributable to: (i) an increase in salary-related costs resulting from additional personnel combined with annual compensation increases, effective January 1, 2006 and 2007, respectively; and (ii) an increase of approximately $0.3 million in contract labor expense for additional support of newly implemented applications.
     Depreciation and amortization. Depreciation expense amounted to $2.3 million and $2.1 million during the quarters ended March 31, 2007 and 2006, respectively. Amortization of intangibles amounted to $1.2 million for both the quarters ended March 31, 2007 and 2006. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Evant in August 2005, eebiznet in July 2004, Avere, Inc. in January 2004, ReturnCentral, Inc. in June 2003, and Logistics.com, Inc. in December 2002.
     Acquisition-related charges. The $0.7 million of charges for 2006 represent employee retention bonuses incurred in connection with the Evant acquisition. At the closing of the Evant acquisition, $2.8 million was deposited into escrow for employee retention purposes and was distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and was recognized as compensation expense ratably over the required employee retention period. During 2006, we completed the Evant retention bonus program and paid out the final bonuses.
Operating Income
     Income from Operations. Operating income in the first quarter of 2007 increased by $4.2 million on consolidated revenue growth of 25%. Operating margins increased from 5.0% in the first quarter of 2006 to 9.3% in the first quarter of 2007. The incremental profit contribution and margin increase is the result of strong revenue performance along with slightly lower stock compensation expense and a decrease in acquisition-related expenses in the first quarter of 2007. Operating income in the Americas segment increased by $6.3 million, or 270% due to strong revenue growth. Operations in EMEA and APAC resulted in operating losses of $0.9 million and $0.3 million, respectively, due to lower revenue.
Other Income and Taxes

	Quarter Ended March 31,
	2007	2006
	(in thousands)
Other income, net	$1,092	$846
Income tax provision	$2,973	$1,671
     Other income, net. Other income, net principally includes interest income and foreign currency gains and losses. Interest income increased to $1.1 million in 2007 from $0.7 million in 2006 due to an overall increase in market interest rates. The weighted-average interest rate earned on investment securities during the three month periods ended March 31, 2007 and 2006 was approximately 4.1% and 3.3%, respectively. We recorded a net foreign currency loss during the three months ended March 31, 2007 and a net foreign currency gain of $0.1 million during the three months ended March 31, 2006. The net foreign currency loss during the three months ended March 31, 2007 was insignificant. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound and the Euro.
     Income tax provision. Our effective income tax rates were 35.5% and 42.2% in the quarters ended March 31, 2007 and 2006, respectively. We accomplished this reduction through continued tax planning and implementation of various state and international tax planning strategies.
Liquidity and Capital Resources
     We have funded our operations through cash generated from operations. As of March 31, 2007, we had approximately $108.8 million in cash, cash equivalents and investments, as compared to $131.1 million at December 31, 2006.
     Our operating activities generated cash flow of approximately $2.9 million for the three months ended March 31, 2007 and $9.9 million for the three months ended March 31, 2006. Cash flow from operating activities for the three months ended March 31, 2007 decreased due to $3.0 million of legal settlements paid during the quarter as well as higher working capital requirements driven by revenue growth. Days sales outstanding (“DSO”) decreased to 72 days at March 31, 2007 from 73 days at December 31, 2006, as a result of strong collections.
     Our investing activities provided cash of approximately $15.1 million for the three months ended March 31, 2007 and used cash of approximately $14.8 million for the three months ended March 31, 2006. The source of cash provided by investing activities for the three months ended March 31, 2007 was from the net maturities of investments of approximately $18.0 million, offset by purchases of capital equipment of $3.0 million. The use of cash for investing activities for the three months ended March 31, 2006 was for the purchases of approximately $2.2 million of capital equipment and the net purchases of investments of approximately $12.6 million.

     Our financing activities used cash of approximately $22.4 million and provided cash of $2.2 million for the three months ended March 31, 2007 and 2006, respectively. The principal use of cash for financing activities for the three months ended March 31, 2007 was to purchase approximately $25.0 million of our common stock during the quarter, partially offset by proceeds generated from options exercised of $2.4 million. The source of cash provided by financing activities for the three months ended March 31, 2006 was from proceeds generated from options exercised of $1.1 million and excess tax benefits from stock based compensation of $1.1 million.
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
Revenue Recognition
     Our revenue consists of revenues from the licensing and hosting of software, fees from implementation and training services (collectively, “professional services”), plus customer support and software enhancements, and sales of hardware and other (other consists of reimbursements of out of pocket expenses incurred by professional services).
     We recognize license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), specifically when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.
     The accounting related to license revenue recognition in the software industry is complex and affected by interpretations of the rules which are subject to change. Our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions decline, or if the financial condition of our customers deteriorate, we may be unable to determine that collection is probable, and we could be required to defer the recognition of revenue until we receive customer payments.
     Our services revenue consists of fees generated from professional services and customer support and software enhancements related to our software products. Fees from professional services performed by us are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a proportional performance basis based on the hours incurred on discreet projects within an overall services arrangement. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support and software enhancements are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.
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
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $3.0 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively.
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
     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At March 31, 2007, our goodwill balance was $70.4 million.
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
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (FIN 48). As a result of the implementation of FIN 48, the Company recognized an increase of $2.6 million in the gross liability for unrecognized tax benefits and recorded a corresponding deferred tax asset for future benefits of $0.7 million, with the net amount of $1.9 million accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $7.6 million, of which $6.0 million, if recognized, would affect the effective tax rate.
Stock-based compensation
     Prior to January 1, 2006, we accounted for our employee stock option plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No

stock-based employee compensation cost related to stock options was recognized in the Statements of Income for periods prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) for stock based compensation. As a result of adopting SFAS No. 123(R), our income before income taxes and net income for the first quarter of 2007 was $1.1 million and $0.7 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share were each $0.03 lower than if we had continued to account for share-based compensation under APB Opinion No. 25.
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
     We recognized a foreign exchange rate loss during the three months ended March 31, 2007 and a foreign exchange rate gain of $0.1 million during the three months ended March 31, 2006. The foreign exchange loss during the three months ended March 31, 2007 was insignificant. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at March 31, 2007 relative to the U.S. dollar would result in approximately a $1.7 million change in the reported foreign currency loss for the three months ended March 31, 2007.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at March 31, 2007 and 2006 was approximately 4.1% and 3.3%, respectively. The fair value of investments held at March 31, 2007 was approximately $107.0 million. Based on the average investments outstanding during the three months ended March 31, 2007, an increase or decrease of 25 basis points would result in an increase or decrease to interest income of $0.1 million from the reported interest income for the three months ended March 31, 2007.
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
   During the first quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.
Change in Internal Control over Financial Reporting
     During the first quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In July 2005, our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 21, 2006. In July 2006, our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 20, 2007. A summary of purchases during the first quarter of 2007 is as follows:

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1 - January 31, 2007	—	—	—	42,935,950
February 1 - February 28, 2007	503,171	$28.64	503,171	28,524,306
March 1 - March 31, 2007	385,148	$27.49	385,148	17,936,159

Total	888,319	$28.14	888,319	$17,936,159

In April 2007, our Board of Directors amended our remaining repurchase authority to $75 million.
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

MANHATTAN ASSOCIATES, INC.
Date: May 10, 2007	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 10, 2007	/s/ Dennis B. Story
Dennis B. Story
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002