Form 10-Q
period 2007-06-30
MANHATTAN ASSOCIATES INC
filed 2007-08-09
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of August 8, 2007, the latest practicable date, is as follows: 25,988,143 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended June 30, 2007

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,203	$18,449
Short term investments	51,486	90,570
Accounts receivable, net of a $5,892 and $4,901 allowance for doubtful accounts in 2007 and 2006, respectively	70,791	60,937
Deferred income taxes	5,802	5,208
Prepaid expenses and other current assets	9,061	11,939

Total current assets	165,343	187,103

Property and equipment, net	25,859	15,850
Long-term investments	15,862	22,038
Acquisition-related intangible assets, net	11,955	14,344
Goodwill	70,369	70,361
Deferred income taxes	492	481
Other assets	5,441	4,716

Total assets	$295,321	$314,893

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,793	$11,716
Accrued compensation and benefits	16,597	16,560
Accrued and other liabilities	10,446	13,872
Deferred revenue	32,426	29,918
Income taxes payable	6,366	4,006

Total current liabilities	77,628	76,072

Other non-current liabilities	9,072	1,681

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2007 or 2006	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 26,284,068 shares issued and outstanding in 2007 and 27,610,105 shares issued and outstanding in 2006	261	276
Additional paid-in capital	56,361	98,704
Retained earnings	148,851	136,321
Accumulated other comprehensive income	3,148	1,839

Total shareholders’ equity	208,621	237,140

Total liabilities and shareholders’ equity	$295,321	$314,893

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
License	$23,398	$21,247	$37,151	$32,323
Services	55,863	48,431	110,663	93,593
Hardware and other	10,368	8,223	20,005	14,770

Total revenue	89,629	77,901	167,819	140,686

Costs and Expenses:
Cost of license	1,303	1,846	2,446	3,010
Cost of services	27,284	23,661	53,283	45,677
Cost of hardware and other	8,864	7,432	17,225	12,972
Research and development	12,278	10,522	23,429	20,633
Sales and marketing	14,491	12,475	27,098	22,611
General and administrative	8,383	7,259	16,529	13,967
Depreciation and amortization	3,354	3,262	6,855	6,537
Acquisition-related charges	—	607	—	1,329

Total costs and expenses	75,957	67,064	146,865	126,736

Operating income	13,672	10,837	20,954	13,950

Other income, net	298	1,251	1,390	2,097

Income before income taxes	13,970	12,088	22,344	16,047
Income tax provision	4,959	5,103	7,932	6,774

Net income	$9,011	$6,985	$14,412	$9,273

Basic earnings per share	$0.34	$0.26	$0.53	$0.34
Diluted earnings per share	$0.32	$0.25	$0.51	$0.34

Weighted average number of shares:
Basic	26,555	27,305	26,953	27,302
Diluted	27,761	27,480	28,149	27,558
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$14,412	$9,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,855	6,537
Stock compensation	3,155	3,688
Gain on disposal of equipment	(3)	(28)
Tax benefit of options exercised	1,188	1,632
Excess tax benefits from stock based compensation	(519)	(1,345)
Deferred income taxes	—	(513)
Unrealized foreign currency (loss)/gain	(52)	415
Changes in operating assets and liabilities:
Accounts receivable, net	(9,439)	6,994
Other assets	2,321	(1,363)
Prepaid retention bonus	—	1,219
Accounts payable, accrued and other liabilities	(4,633)	(2,018)
Income taxes	(65)	2,908
Deferred revenue	2,988	4,044

Net cash provided by operating activities	16,208	31,443

Investing activities:
Purchase of property and equipment	(6,467)	(4,798)
Net maturities (purchases) of available-for-sale investments	45,239	(24,646)

Net cash provided by (used in) investing activities	38,772	(29,444)

Financing activities:
Payment of capital lease obligations	—	(72)
Purchase of common stock	(52,768)	(8,960)
Excess tax benefits from stock based compensation	519	1,345
Proceeds from issuance of common stock from options exercised	6,100	1,372

Net cash used in financing activities	(46,149)	(6,315)

Foreign currency impact on cash	923	(838)

Net change in cash and cash equivalents	9,754	(5,154)
Cash and cash equivalents at beginning of period	18,449	19,419

Cash and cash equivalents at end of period	$28,203	$14,265

Supplemental disclosures of cash flow information — noncash investing activity:
Tenant improvements funded by landlord	$7,918	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (“we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2006.
2. Principles of Consolidation
     The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
3. Revenue Recognition
     Our revenue consists of revenues from the licensing and hosting of software, fees from implementation and training services (collectively, “professional services”), plus customer support and software enhancements, and sales of hardware and other revenues (other revenues consists of reimbursements of out of pocket expenses incurred in connection with our professional services).
     We recognize license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), promulgated by the American Institute of Certified Public Accountants specifically when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (a) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (b) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (c) all revenue-recognition criteria in SOP 97-2, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.
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

     Our services revenue consists of fees generated from professional services and customer support and software enhancements related to our software products. Fees from professional services performed by us are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a proportional performance basis based on the hours incurred on discrete projects within an overall services arrangement. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancement are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.
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
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $3.1 million and $6.1 million for the three and six months ended June 30, 2007, respectively and $2.9 million and $5.0 million for the three and six months ended June 30, 2006, respectively.
4. Investments
     Our investments in marketable securities consist principally of debt instruments of the U.S. Treasury, U.S. government agencies, state and local government agencies and corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by the FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments with maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of greater than one year from the date of purchase are generally classified as long-term investments. The long-term investments consist of corporate or U.S. government debt instruments with maturities greater than one year and up to five years. We hold investments in Auction Rate Securities, which have original maturities greater than one year, but which have auctions to reset the yield every 7 to 35 days. We have classified these assets as short-term investments as the assets are viewed as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital—Current Assets and Liabilities.” Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is determined on a specific identification basis.
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
     During the six months ended June 30, 2007 and 2006, we granted options for 600,113 and 800,000 shares of common stock, respectively. We recorded stock option expense of $1.1 million and $1.9 million during the three months ended June 30, 2007 and 2006, respectively. We recorded stock option expense of $2.3 million and $3.6 million during the six months ended June 30, 2007 and 2006, respectively.
     We also issued 5,665 and 195,599 shares of restricted stock during the three and six months ended June 30, 2007. No shares of restricted stock were issued during 2006. We recorded restricted stock expense of $0.5 million and $36,000 during the three months ended June 30, 2007 and 2006, respectively. We recorded restricted stock expense of $0.9 million and $67,000 during the six months ended June 30, 2007 and 2006, respectively.
     On May 18, 2007, our shareholders approved the Manhattan Associates, Inc. 2007 Stock Incentive Plan (the “Plan”). There are 2,300,000 shares available for issuance under the Plan, of which only 600,000 may be issued as restricted stock awards or restricted stock units. Upon approval of the Plan, no further awards are available for grant under previous plans. As of June 30, 2007, no awards have been granted under the new Plan.
7. Income Taxes
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (FIN 48). As a result of the implementation of FIN 48, the Company recognized an increase of $2.6 million in the gross liability for unrecognized tax benefits, and recorded a corresponding deferred tax asset for future benefits of $0.7 million, with the net amount of $1.9 million accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $7.6 million mainly related to research and development credits and intercompany transactions, of which $6.0 million, if recognized, would affect the effective tax rate.
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
     In the first quarter of 2007, the Internal Revenue Service (“IRS”) commenced an examination of a subsidiary return for pre-acquisition tax year 2004. To date, no material adjustments have been proposed as a result of this examination. The IRS has commenced an examination of the Company’s U.S. Federal income tax return for 2005 in the second quarter of 2007. It is anticipated that the examinations will not be completed within the next twelve months.
     The Company does not anticipate that total unrecognized tax benefits will significantly change in the next twelve months due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.
8. Comprehensive Income
     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
     The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(in thousands)
Net income	$9,011	$6,985	$14,412	$9,273
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investments, net of taxes	(26)	21	(21)	64
Foreign currency translation adjustment, net of taxes	1,121	(47)	1,330	(203)

Total other comprehensive income (loss), net of taxes	1,095	(26)	1,309	(139)

Comprehensive income	$10,106	$6,959	$15,721	$9,134

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
     The following is a reconciliation of the income and share amounts used in the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net income	$9,011	$6,985	$14,412	$9,273

Earnings per Share:
Basic	$0.34	$0.26	$0.53	$0.34
Effect of CESs	(0.02)	(0.01)	(0.02)	—

Diluted	$0.32	$0.25	$0.51	$0.34

Weighted average number of shares:
Basic	26,555	27,305	26,953	27,302
Effect of CESs	1,206	175	1,196	256

Diluted	27,761	27,480	28,149	27,558
     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 1,421,516 shares and 6,833,758 shares for the three months ended June 30, 2007 and 2006, respectively, and 1,462,266 shares and 6,553,808 shares for the six months ended June 30, 2007 and 2006, respectively. Such shares were not included because they were antidilutive.
10. Contingencies
     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. Many of our installations involve products that are critical to the operations of our clients’ businesses. Any failure in a product could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in our contracts will be enforceable in all instances. The Company is not presently involved in any material litigation. However, it is involved in various legal proceedings. The Company believes that any liability that may arise as a result of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows. We expense legal costs associated with loss contingencies as such legal costs are incurred.
11. Operating Segments
     We operate our business in three geographical segments: the Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific. The information for the periods presented below reflects these segments. All segments derive revenue from the sale and implementation of our supply chain execution and planning solutions. The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain. We use the same accounting policies for each operating segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each region.
     The Americas segment charges royalty fees to the EMEA and Asia Pacific segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $1.1 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively, are included in cost of revenue in EMEA and Asia Pacific with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with our India operations.
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have included a summary of the financial information by operating segment. The following table presents the revenues, expenses and operating income (loss) by operating segment for the three and six months ended June 30, 2007 and 2006 (in thousands):

	For the three months ended June 30, 2007
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$18,946	$3,967	$485	$23,398
Services	46,791	5,475	3,597	55,863
Hardware and other	9,862	367	139	10,368

Total revenue	75,599	9,809	4,221	89,629

Costs and Expenses:
Cost of revenue	29,301	5,265	2,885	37,451
Operating expenses	30,922	3,142	1,088	35,152
Depreciation and amortization	3,038	257	59	3,354

Total costs and expenses	63,261	8,664	4,032	75,957

Operating income	$12,338	$1,145	$189	$13,672

	For the three months ended June 30, 2006
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$18,652	$1,225	$1,370	$21,247
Services	39,129	5,411	3,891	48,431
Hardware and other	7,914	214	95	8,223

Total revenue	65,695	6,850	5,356	77,901

Costs and Expenses:
Cost of revenue	25,475	4,080	3,384	32,939
Operating expenses	26,620	2,469	1,167	30,256
Depreciation and amortization	2,898	298	66	3,262
Acquisition-related charges	607	—	—	607

Total costs and expenses	55,600	6,847	4,617	67,064

Operating income	$10,095	$3	$739	$10,837

	For the six months ended June 30, 2007
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$32,346	$4,266	$539	$37,151
Services	92,639	10,703	7,321	110,663
Hardware and other	19,060	684	261	20,005

Total revenue	144,045	15,653	8,121	167,819

Costs and Expenses:
Cost of revenue	57,928	9,287	5,739	72,954
Operating expenses	58,862	5,994	2,200	67,056
Depreciation and amortization	6,183	548	124	6,855

Total costs and expenses	122,973	15,829	8,063	146,865

Operating income (loss)	$21,072	$(176)	$58	$20,954

	For the six months ended June 30, 2006
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$27,209	$2,183	$2,931	$32,323
Services	75,471	11,159	6,963	93,593
Hardware and other	14,158	460	152	14,770

Total revenue	116,838	13,802	10,046	140,686

Costs and Expenses:
Cost of revenue	47,167	8,101	6,391	61,659
Operating expenses	49,972	4,856	2,383	57,211
Depreciation and amortization	5,808	597	132	6,537
Acquisition-related charges	1,329	—	—	1,329

Total costs and expenses	104,276	13,554	8,906	126,736

Operating income	$12,562	$248	$1,140	$13,950

     Our services revenue consists of fees generated from professional services and customer support and software enhancements related to our software products as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Professional services	$39,865	$34,376	$78,696	$66,177
Customer support and software enhancements	15,998	14,055	31,967	27,416

Total services revenue	$55,863	$48,431	$110,663	$93,593

     License revenues related to our warehouse and non-warehouse product groups are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Warehouse	$10,527	$10,095	$18,318	$16,662
Non-Warehouse	12,871	11,152	18,833	15,661

Total license revenue	$23,398	$21,247	$37,151	$32,323

12. New Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements”, and No. 107, “Disclosures about Fair Value of Financial Instruments”. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that the implementation SFAS No. 159 will have a material impact on our consolidated financial statements.
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 7, Income Taxes, for further discussion.
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
     The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.
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
     Our solutions consist of two main areas—supply chain planning and supply chain execution, which together represent our supply chain management solutions.
     Supply Chain Planning. We call the combination of our supply chain planning solutions Integrated Planning Solutions™. Integrated Planning Solutions consist of Advanced Planning, Demand Forecasting and Replenishment.

•	With our Advanced Planning solutions —comprising Financial and Item Planning, Catalog Planning, Web Planning and Promotion Planning — companies can plan their inventory using several methodologies. Financial and Item planning enables companies to develop top-down and bottom-up plans across multiple channels and multiple levels of the product hierarchy. Catalog Planning and Web Planning support the unique planning requirements of the catalog and Web channels. With Promotion Planning, companies are able to plan and manage promotional events and assortments.

•	Demand Forecasting enables companies to generate and maintain forecasts at different levels of product data. It also includes a Promotion Forecasting solution which generates a promotion forecast and promotional lift based on historical sales.

•	Finally, Replenishment helps companies regulate, maintain and deploy inventory, as well as supports Vendor Managed Inventory, which allows suppliers to manage their own replenishment.
     Supply Chain Execution. We refer to the combination of our supply chain execution solutions as Integrated Logistics Solution™. Integrated Logistics Solutions consist of Distributed Order Management, Warehouse Management, Slotting Optimization, Labor Management, Yard Management, Transportation Management Systems (TMS), Trading Partner Management (TPM), Reverse Logistics Management and RFID Solutions.

•	Distributed Order Management manages the order fulfillment process, capturing and allocating orders across the supply chain to balance supply with demand.

•	Warehouse Management manages the processes that take place in a distribution center, beginning with the placement of an order by a customer and ending with order fulfillment.

•	Slotting Optimization determines the optimal layout of a facility.

•	Labor Management enables the tracking, monitoring and management of employee activities within the warehouse.

•	Transportation Management allows companies to optimally plan and execute transportation services.

•	Yard Management plans, executes, tracks and audits all incoming and outgoing loads, managing both the yard and dock door.

•	Trading Partner Management synchronizes the business processes and communication of suppliers, manufacturers, distributors, logistics service providers and customers.

•	Reverse Logistics Management manages and automates the returns process—tracking, storing, referencing and reporting on returned merchandise to increase net asset recovery.

•	Our RFID Solutions help capture and track electronic product code (“EPC”) data and utilize this information to better manage and track inventory.

     For all of our solutions, we offer services such as design, configuration, implementation, product assessment and training plus customer support and software enhancement subscriptions.
     Certain developments described in the next section affect the comparability of our financial results for the three and six months ended June 30, 2007 and 2006.
Recent Developments
     Adoption of FIN 48. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (FIN 48). As a result of the implementation of FIN 48, the Company recognized an increase of $2.6 million in the gross liability for unrecognized tax benefits, and recorded a corresponding deferred tax asset for future benefits of $0.7 million, with the net amount of $1.9 million accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $7.6 million, of which $6.0 million, if recognized, would affect the effective tax rate.
Highlights of Second Quarter 2007 Condensed Consolidated Financial Results
Summarized highlights of the 2007 second quarter results, as compared to the 2006 second quarter are:
•	Consolidated revenue increased 15% to $89.6 million;
o	License revenue increased 10% to $23.4 million;

o	Services revenue increased 15%, to $55.9 million;
•	Operating income increased 26% to $13.7 million;

•	Diluted earnings per share increased 28% to $0.32 per share;

•	Cash and investments on hand at June 30, 2007, was $95.6 million; and

•	The Company repurchased 968,560 common shares totaling $27.8 million at an average share price of $28.67 in the quarter.
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
     The following table summarizes our consolidated results for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenue	$89,629	$77,901	$167,819	$140,686
Costs & expenses	75,957	67,064	146,865	126,736

Operating income	13,672	10,837	20,954	13,950
Other income, net	298	1,251	1,390	2,097

Income before taxes	13,970	12,088	22,344	16,047
Net income	$9,011	$6,985	$14,412	$9,273

Diluted net income per share	$0.32	$0.25	$0.51	$0.34

Diluted weighted average number of shares	27,761	27,480	28,149	27,558

     We manage our business based on three geographic regions: the Americas, EMEA, and Asia Pacific. Geographic revenue information is based on the location of sale. During the three and six months ended June 30, 2007 and 2006, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2007	2006	2006 to 2007	2007	2006	2006 to 2007
	(in thousands)			(in thousands)
Revenue:
License
Americas	$18,946	$18,652	2%	$32,346	$27,209	19%
EMEA	3,967	1,225	224%	4,266	2,183	95%
Asia/Pacific	485	1,370	-65%	539	2,931	-82%

Total License	$23,398	$21,247	10%	$37,151	$32,323	15%

Services
Americas	$46,791	$39,129	20%	$92,639	$75,471	23%
EMEA	5,475	5,411	1%	10,703	11,159	-4%
Asia/Pacific	3,597	3,891	-8%	7,321	6,963	5%

Total Services	$55,863	$48,431	15%	$110,663	$93,593	18%

Hardware and other
Americas	$9,862	$7,914	25%	$19,060	$14,158	35%
EMEA	367	214	71%	684	460	49%
Asia/Pacific	139	95	46%	261	152	72%

Total Hardware and other	$10,368	$8,223	26%	$20,005	$14,770	35%

Total Revenue
Americas	$75,599	$65,695	15%	$144,045	$116,838	23%
EMEA	9,809	6,850	43%	15,653	13,802	13%
Asia/Pacific	4,221	5,356	-21%	8,121	10,046	-19%

Total Revenue	$89,629	$77,901	15%	$167,819	$140,686	19%

Operating income/(loss):
Americas	$12,338	$10,095	22%	$21,072	$12,562	68%
EMEA	1,145	3	—	(176)	248	-171%
Asia/Pacific	189	739	-74%	58	1,140	-95%

Total Operating income	$13,672	$10,837	26%	$20,954	$13,950	50%

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006
The results of our operations for the second quarters of 2007 and 2006 are discussed below.
Revenue

	Quarter Ended June 30,		% Change	% of total Revenue
	2007	2006	2006 to 2007	2007	2006
	(in thousands)
License	$23,398	$21,247	10%	26%	27%
Services	55,863	48,431	15%	62%	62%
Hardware and other	10,368	8,223	26%	12%	11%

Total revenue	$89,629	$77,901	15%	100%	100%

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services and customer support and software enhancements; and sales of complementary radio frequency and computer equipment. We believe our revenue growth in the last two years is attributable to several factors, including, among others, our market leadership position as to the breadth of our product offerings, financial stability, a compelling return on investment proposition for our customers, increased services associated with implementations of our expanded product suite, and geographic expansion.
     License revenue. License revenue increased 10% in the quarter ended June 30, 2007 over the prior year primarily driven by strong growth in our EMEA segment as well as growth in our Americas segment. The Americas license and hosting revenues increased $0.3 million, or 2%, compared to the prior year second quarter of 2006. EMEA license revenue increased $2.7 million to $4.0 million, more than double the license revenue for the second quarter of 2006. These increases were partially offset by a decline in Asia Pacific license sales of $0.9 million.
     License sales mix across our product suite remained well-balanced in the quarter with approximately 45% of sales in our warehouse management solutions and 55% in non-warehouse management solutions. With our expanded suite of supply chain solutions we continue to see growth in both our core warehouse management solutions with 4% growth in the quarter and non-warehouse management solutions growth of 15% over the prior year quarter.
     Services revenue. Services revenue increased 15% in the second quarter of 2007 principally due to: (i) a 16% increase of professional services revenue from larger implementation projects and increased license sales; and (ii) a 14% increase in revenue from customer support and software enhancements. The Americas segment led the growth with an increase in services revenue of $7.7 million, or 20%, from second quarter 2006 to second quarter 2007. Services revenue in EMEA also increased by $0.1 million, or 1%, from second quarter 2006 to second quarter 2007. These increases were partially offset by a decrease in Asia Pacific services revenue of $0.3 million, or 8%, from second quarter 2006 to second quarter 2007 due to lower license revenue.
     Over the past several years, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. In addition, our services revenue growth has been and will likely continue to be affected by the mix of products sold. The individual engagements involving our non-warehouse management solutions typically require less implementation services.
     Hardware and other. Sales of hardware increased by 38% to $7.3 million in the second quarter of 2007 compared to $5.3 million in the second quarter of 2006. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended June 30, 2007 and 2006, reimbursements by customers for out-of-pocket expenses were approximately $3.1 million and $2.9 million, respectively.
Cost of Revenue

	Quarter Ended June 30,		% Change
	2007	2006	2006 to 2007
	(in thousands)
Cost of license	$1,303	$1,846	-29%
Cost of services	$27,284	$23,661	15%
Cost of hardware and other	$8,864	$7,432	19%
     Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. The decrease in cost of license in the second quarter of 2007 is mainly attributable to a $0.7 million decrease in third-party software costs.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the quarter ended June 30, 2007 was principally due to increases in salary-related costs resulting from: (i) a 22% increase in the average number of personnel dedicated to the delivery of professional services; and (ii) annual compensation increases for 2006 and 2007, effective January 1, 2006 and 2007, respectively.
     Services gross margin increased slightly to 51.2% in the second quarter of 2007 from 51.1% in the second quarter of 2006. The increase was attributable to strong services revenue growth as well as a $0.4 million decrease in stock compensation expense during the quarter.
     Cost of hardware and other. Cost of hardware increased to approximately $5.6 million in the second quarter of 2007 from approximately $4.5 million in the second quarter of 2006 as a direct result of higher sales of hardware. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $3.3 million and $2.9 million for the quarters ended June 30, 2007 and 2006, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.

Operating Expenses

	Quarter Ended June 30,		% Change
	2007	2006	2006 to 2007
	(in thousands)
Research and development	$12,278	$10,522	17%
Sales and marketing	$14,491	$12,475	16%
General and administrative	$8,383	$7,259	15%
Depreciation and amortization	$3,354	$3,262	3%
Acquisition-related charges	$0	$607	—
     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the quarter ended June 30, 2007 was attributable to: (i) increases in the average number of personnel dedicated to ongoing research and development activities in our India operations; and (ii) an increase of $0.7 million in salaries and bonus expense in the second quarter of 2007. The number of research and development personnel in our India operations increased 22% at June 30, 2007 over June 30, 2006. Our principal research and development activities during 2007 and 2006 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of both our comprehensive Integrated Logistics Solutions and Integrated Planning Solutions product suites. In addition, we invested in our Logistics Event Management Architecture (“LEMA”) platform, which is designed to provide our customers with a comprehensive, services-oriented supply chain platform. For the quarters ended June 30, 2007 and 2006, we capitalized no research and development costs.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses in the second quarter of 2007 was attributable to: (i) an increase in bonus and incentive compensation expense relating to higher license fees in the second quarter of 2007 combined with annual compensation increases, effective January 1, 2006 and 2007, respectively; (ii) an 11% increase in sales and marketing headcount; and (iii) a $0.5 million increase in expense related to our marketing programs.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the quarter ended June 30, 2007 was attributable to: (i) a $0.7 million increase in contract labor expense for additional support of newly implemented applications, and (ii) an increase in salary-related costs resulting from additional personnel combined with annual compensation increases, effective January 1, 2006 and 2007, respectively.
     Depreciation and amortization. Depreciation expense amounted to $2.2 million and $2.0 million during the quarters ended June 30, 2007 and 2006, respectively. Amortization of intangibles amounted to $1.2 million for both the quarters ended June 30, 2007 and 2006. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Evant in August 2005, eebiznet in July 2004, Avere, Inc. in January 2004, ReturnCentral, Inc. in June 2003, and Logistics.com, Inc. in December 2002.
     Acquisition-related charges. The $0.6 million of charges for 2006 represent employee retention bonuses incurred in connection with the Evant acquisition. At the closing of the Evant acquisition, $2.8 million was deposited into escrow for employee retention purposes and was distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and was recognized as compensation expense ratably over the required employee retention period. During 2006, we completed the Evant retention bonus program and paid out the final bonuses.
Operating Income
     Income from Operations. Operating income in the second quarter of 2007 increased by $2.8 million on consolidated revenue growth of 15%. Operating margins increased from 13.9% in the second quarter of 2006 to 15.3% in the second quarter of 2007. The incremental profit contribution and margin increase is the result of strong revenue performance along with slightly lower stock compensation expense and a decrease in acquisition-related expenses in the second quarter of 2007. Operating income in the Americas segment increased by $2.2 million, or 22% due to strong revenue growth. Operating income in the EMEA segment increased by $1.1 million due to strong revenue growth in the second quarter of 2007. Operating income in Asia Pacific decreased by $0.6 million due to lower revenue.
Other Income and Taxes

	Quarter Ended June 30,
	2007	2006
	(in thousands)
Other income, net	$298	$1,251
Income tax provision	$4,959	$5,103
     Other income, net. Other income, net principally includes interest income and foreign currency gains and losses. Interest income decreased to $0.8 million in 2007 from $1.0 million in 2006 due to an overall decrease in cash and investments. The weighted-average interest rate earned on investment securities during the three month periods ended June 30, 2007 and 2006 was approximately 3.7% and 3.3%, respectively. We recorded a net foreign currency loss of $0.6 million during the three months ended June 30, 2007 and a net foreign currency gain of $0.3 million during the three months ended June 30, 2006. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee, the British Pound and the Euro.
     Income tax provision. Our effective income tax rates were 35.5% and 42.2% in the quarters ended June 30, 2007 and 2006, respectively. We accomplished this reduction through continued tax planning and implementation of various state and international tax planning strategies.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
The results of our operations for the first half of 2007 and 2006 are discussed below.
Revenue

	Six Months Ended June 30,		% Change	% of total Revenue
	2007	2006	2006 to 2007	2007	2006
	(in thousands)
License	$37,151	$32,323	15%	22%	23%
Services	110,663	93,593	18%	66%	67%
Hardware and other	20,005	14,770	35%	12%	10%

Total revenue	$167,819	$140,686	19%	100%	100%

     License revenue. License revenue increased 15% in the six months ended June 30, 2007 over the prior year driven by strong growth in our Americas segment. The Americas license and hosting revenues increased $5.1 million, or 19%, compared to the first half of 2006. EMEA license revenue increased $2.1 million, or 95%, compared to the first half of 2006. These increases were partially offset by a decline in Asia Pacific license sales of $2.4 million.
     License sales mix across our product suite remained well-balanced in the first half of 2007 with approximately 49% of sales in our warehouse management solutions and 51% in non-warehouse management solutions. With our expanded suite of supply chain solutions we continue to see growth in both our core warehouse management solutions with 10% growth in the quarter and non-warehouse management solutions growth of 20% over the prior year quarter.
     Services revenue. Services revenue increased 18% in the first half of 2007 principally due to: (i) a 19% increase of professional services revenue from larger implementation projects and increased license sales; and (ii) a 17% increase in revenue from customer support and software enhancements. The Americas segment led the growth with an increase in services revenue of $17.2 million, or 23%, from the first half of 2006 to the first half of 2007. Services revenue in Asia Pacific also increased by $0.4 million, or 5%, from second quarter 2006 to second quarter 2007. These increases were partially offset by a decrease in EMEA services revenue of $0.5 million, or 4%, from the first half of 2006 to the first half of 2007 due to the timing of large license deals and related implementation services which were not closed until the second quarter of 2007.
     Over the past several years, we have experienced some pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. In addition, our services revenue growth has been and will likely continue to be affected by the mix of products sold. The individual engagements involving our non-warehouse management solutions typically require less implementation services.
     Hardware and other. Sales of hardware increased by 43% to $13.9 million in the first half of 2007 compared to $9.7 million in the first half of 2006. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the six months ended June 30, 2007 and 2006, reimbursements by customers for out-of-pocket expenses were approximately $6.1 million and $5.0 million, respectively.
Cost of Revenue

	Six Months Ended June 30,		% Change
	2007	2006	2006 to 2007
	(in thousands)
Cost of license	$2,446	$3,010	-19%
Cost of services	$53,283	$45,677	17%
Cost of hardware and other	$17,225	$12,972	33%
     Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. The decrease in cost of license in the first half of 2007 is attributable to a $0.5 million decrease in third-party software costs.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the six months ended June 30, 2007 was principally due to increases in salary-related costs resulting from: (i) a 22% increase in the average number of personnel dedicated to the delivery of professional services; and (ii) annual compensation increases for 2006 and 2007, effective January 1, 2006 and 2007, respectively.
     Services gross margin increased slightly to 51.9% in the first half of 2007 from 51.2% in the first half of 2006. The increase was attributable to strong services revenue growth as well as a $0.9 million decrease in stock compensation expense during the six months ended June 30, 2007.
     Cost of hardware and other. Cost of hardware increased to approximately $10.9 million in the first half of 2007 from approximately $8.0 million in the first half of 2006 as a direct result of higher sales of hardware. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $6.3 million and $5.0 million for the six months ended June 30, 2007 and 2006, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.
Operating Expenses

	Six Months Ended March 31,		% Change
	2007	2006	2006 to 2007
	(in thousands)
Research and development	$23,429	$20,633	14%
Sales and marketing	$27,098	$22,611	20%
General and administrative	$16,529	$13,967	18%
Depreciation and amortization	$6,855	$6,537	5%
Acquisition-related charges	$0	$1,329	—
     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the six months ended June 30, 2007 was attributable to:

(i) increases in the average number of personnel dedicated to ongoing research and development activities in our India operations; and (ii) an increase of $1.4 million in salaries and bonus expense in the first half of 2007. The number of research and development personnel in our India operations increased 22% at June 30, 2007 over June 30, 2006. Our principal research and development activities during 2007 and 2006 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of both our comprehensive Integrated Logistics Solutions and Integrated Planning Solutions product suites. In addition, we invested in our Logistics Event Management Architecture (“LEMA”) platform, which is designed to provide our customers with a comprehensive, services-oriented supply chain platform. For the six months ended June 30, 2007 and 2006, we capitalized no research and development costs.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses in the first half of 2007 was attributable to: (i) an increase in bonus and incentive compensation expense relating to higher license fees in the first half of 2007 combined with annual compensation increases, effective January 1, 2006 and 2007, respectively; (ii) an 11% increase in sales and marketing headcount; and (iii) a $0.4 million increase in expense related to our marketing programs.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the six months ended June 30, 2007 was attributable to: (i) an increase of $1.0 million in contract labor expense for additional support of newly implemented applications, and (ii) an increase in salary-related costs resulting from additional personnel combined with annual compensation increases, effective January 1, 2006 and 2007, respectively.
     Depreciation and amortization. Depreciation expense amounted to $4.5 million and $4.1 million during the six months ended June 30, 2007 and 2006, respectively. Amortization of intangibles amounted to $2.4 million for both the six months ended June 30, 2007 and 2006. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Evant in August 2005, eebiznet in July 2004, Avere, Inc. in January 2004, ReturnCentral, Inc. in June 2003, and Logistics.com, Inc. in December 2002.
     Acquisition-related charges. The $1.3 million of charges for 2006 represent employee retention bonuses incurred in connection with the Evant acquisition. At the closing of the Evant acquisition, $2.8 million was deposited into escrow for employee retention purposes and was distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and was recognized as compensation expense ratably over the required employee retention period. During 2006, we completed the Evant retention bonus program and paid out the final bonuses.
Operating Income
     Income from Operations. Operating income in the first half of 2007 increased by $7.0 million on consolidated revenue growth of 19%. Operating margins increased from 9.9% in the first half of 2006 to 12.5% in the first half of 2007. The incremental profit contribution and margin increase is the result of strong revenue performance along with slightly lower stock compensation expense and a decrease in acquisition-related expenses in the first half of 2007. Operating income in the Americas segment increased by $8.5 million, or 68% due to strong revenue growth. Operations in EMEA resulted in an operating loss of $0.2 million mainly due to the timing of 2007 large license deals and related implementation services revenue. Operating income in Asia Pacific declined by $1.1 million mainly due to the lack of large license deals in 2007.
Other Income and Taxes

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Other income, net	$1,390	$2,097
Income tax provision	$7,932	$6,774
     Other income, net. Other income, net principally includes interest income and foreign currency gains and losses. Interest income increased to $2.0 million in the first half of 2007 from $1.7 million in the first half of 2006 due to an overall increase in market interest rates. The weighted-average interest rate earned on investment securities during the six month periods ended June 30, 2007 and 2006 was approximately 4.2% and 3.2%, respectively. We recorded a net foreign currency loss of $0.6 million during the six months ended June 30, 2007 and a net foreign currency gain of $0.4 million during the six months ended June 30, 2006. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee, the British Pound and the Euro.
     Income tax provision. Our effective income tax rates were 35.5% and 42.2% in the six months ended June 30, 2007 and 2006, respectively. We accomplished this reduction through continued tax planning and implementation of various state and international tax planning strategies.
Liquidity and Capital Resources
     We have funded our operations through cash generated from operations. As of June 30, 2007, we had approximately $95.6 million in cash, cash equivalents and investments, as compared to $131.1 million at December 31, 2006.
     Our operating activities generated cash flow of approximately $16.2 million for the six months ended June 30, 2007 and $31.4 million for the six months ended June 30, 2006. Cash flow from operating activities for the six months ended June 30, 2007 decreased due to $3.0 million of legal settlements paid during the six months as well as higher working capital requirements driven by revenue growth. Days sales outstanding (“DSO”) decreased to 72 days at June 30, 2007 from 73 days at December 31, 2006, as a result of strong collections.
     Our investing activities provided cash of approximately $38.8 million for the six months ended June 30, 2007 and used cash of approximately $29.4 million for the six months ended June 30, 2006. The source of cash provided by investing activities for the six months ended June 30, 2007 was from the net maturities of investments of approximately $45.2 million, offset by capital expenditures of $6.5 million. The use of cash for investing activities for the six months ended June 30, 2006 was for the purchases of approximately $4.8 million of capital equipment and the net purchases of investments of approximately $24.6 million.
     Our financing activities used cash of approximately $46.1 million and $6.3 million for the six months ended June 30, 2007 and 2006, respectively. The principal use of cash for financing activities for the six months ended June 30, 2007 was to purchase approximately $52.8 million of our common stock, partially offset by proceeds generated from options exercised of $6.1 million. The principal use of cash for financing activities for the six months ended June 30, 2006 was to purchase approximately $9.0 million of our common stock, partially offset by proceeds generated from options exercised of $1.4 million and excess tax benefits from stock based compensation of $1.3 million.
     During 2007, we extended the term on our lease for our corporate headquarters to September 2018. Total future minimum lease payments under the revised lease are approximately $47.3 million.
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
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. We believe that estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions were made. To the extent there are material differences between those estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies we believe that reflect our more significant estimates, judgments and assumptions which we have identified as our critical accounting policies are: Revenue Recognition, Allowance for Doubtful Accounts, Valuation of Goodwill, Accounting for Income Taxes, Stock-based Compensation, and Business Combinations.
Revenue Recognition
     Our revenue consists of revenues from the licensing and hosting of software, fees from implementation and training services (collectively, “professional services”), plus customer support and software enhancements, and sales of hardware and other revenues (other revenues consists of reimbursements of out of pocket expenses incurred by professional services).
     We recognize license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), promulgated by the American Institute of Certified Public Accountants specifically when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement, are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.

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
     Our services revenue consists of fees generated from professional services and customer support and software enhancements related to our software products. Fees from professional services performed by us are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a proportional performance basis based on the hours incurred on discrete projects within an overall services arrangement. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support and software enhancements are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.
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
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $3.1 million and $6.1 million for the three and six months ended June 30, 2007, respectively and $2.9 million and $5.0 million for the three and six months ended June 30, 2006, respectively.
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
     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At June 30, 2007, our goodwill balance was $70.4 million.
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
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). As a result of the implementation of FIN 48, the Company recognized an increase of $2.6 million in the gross liability for unrecognized tax benefits, and recorded a corresponding deferred tax asset for future benefits of $0.7 million, with the net amount of $1.9 million accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $7.6 million, of which $6.0 million, if recognized, would affect the effective tax rate.
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
     We estimate the fair value of options granted on the date of grant using the Black-Scholes option pricing model. We base our estimate of fair value on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. We base our expected volatilities on a combination of the historical volatility of our stock and the implied volatility of our publicly traded stock options. Due to the limited trading volume of our publicly traded options, we place a greater emphasis on historical volatility. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. We base the risk-free interest rate on the rate for U.S. Treasury zero-coupon issues with a term approximating the expected term of the option.
     We recognize compensation cost for awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. Compensation cost recognized in any period is affected by the number of stock options granted and the vesting period (which generally is four years), as well as the underlying assumptions used in estimating the fair value on the date of grant. This estimate is dependent upon a number of variables such as the number of options awarded, cancelled or exercised and fluctuations in our share price during the year.
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
     In connection with purchase price allocations, we estimate the fair value of the support obligations assumed in connection with acquisitions. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical direct costs related to providing the support services and to correct any errors in the software products acquired. We do not include any costs associated with selling efforts, available upgrades, or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because the acquired entities would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation.
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
     We recorded a foreign exchange loss of $0.6 million during the six months ended June 30, 2007 and a foreign exchange gain of $0.4 million during the six months ended June 30, 2006. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at June 30, 2007 relative to the U.S. dollar would result in approximately a $0.6 million change in the reported foreign currency loss for the six months ended June 30, 2007.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at June 30, 2007 and 2006 was approximately 4.2% and 3.2%, respectively. The fair value of investments held at June 30, 2007 was approximately $78.8 million. Based on the average investments outstanding during the six months ended June 30, 2007, an increase or decrease of 25 basis points would result in an increase or decrease to interest income of $0.1 million from the reported interest income for the six months ended June 30, 2007.
Item 4. Controls and Procedures.
     We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Change in Internal Control over Financial Reporting
     During the first half of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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
Item 1A. Risk Factors.
     There have been no material changes to the Company’s “Risk Factors” set forth in Item 1A to its Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On July 26, 2006, we announced that our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 21, 2006. On July 25, 2006, we announced that our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 20, 2007. On April 25, 2007, we announced that our Board of Directors amended our remaining repurchase authority to $75 million. A summary of purchases during the second quarter of 2007 is as follows:

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

April 1 - April 30, 2007	33,900	$29.42	33,900	74,002,637
May 1 - May 31, 2007	598,000	$29.00	598,000	56,658,306
June 1 - June 30, 2007	336,660	$28.00	336,660	47,232,340

Total	968,560	$28.67	968,560	$47,232,340

Item 3. Defaults Upon Senior Securities.
     No events occurred during the quarter covered by the report that would require a response to this item.
Item 4. Submission of Matters to a Vote of Security Holders.

     Our Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 18, 2007. There were present at the Annual Meeting, in person or by proxy, holders of 25,525,019 shares (or 95%) of the common stock entitled to vote.
     The following directors were elected to hold office for a term expiring at the 2010 Annual Meeting or until their successors are elected and qualified except with respect to Mr. Sinisgalli whose term expires at the 2009 Annual Meeting, with the vote for the directors being reflected below:

Name	Votes For	Votes Withheld
John J. Huntz, Jr.	21,475,574	4,049,445
Thomas E. Noonan	24,452,147	1,072,872
Peter F. Sinisgalli	25,327,440	197,579
     The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect the directors.
     The appointment of Ernst & Young LLP as the independent registered public accounting firm to audit our consolidated financial statements and our internal controls over financial reporting for the year ending December 31, 2007, was ratified with 25,425,061 affirmative votes cast, 96,950 negative votes cast and 3,008 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to ratify the appointment of Ernst & Young LLP.
     The Manhattan Associates, Inc. 2007 Stock Incentive Plan was approved with 16,397,983 affirmative votes cast, 6,732,797 negative votes cast, 10,721 abstentions, and 2,383,518 broker non-votes. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to approve the plan.
Item 5. Other Information.
     No events occurred during the quarter covered by the report that would require a response to this item.
Item 6. Exhibits.

10.1	Manhattan Associates, Inc. 2007 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2007 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 18, 2007 (Commission File No. 000-23999))

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date: August 9, 2007	/s/ Peter F. Sinisgalli

Peter F. Sinisgalli
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 9, 2007	/s/ Dennis B. Story

Dennis B. Story
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Manhattan Associates, Inc. 2007 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2007 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 18, 2007 (Commission File No. 000-23999))

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002