Form 10-Q
period 2007-09-30
MANHATTAN ASSOCIATES INC
filed 2007-11-08
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-23999
MANHATTAN ASSOCIATES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2373424 (I.R.S. Employer Identification No.)

2300 Windy Ridge Parkway, Suite 1000 Atlanta, Georgia (Address of Principal Executive Offices)	30339 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (770) 955-7070
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of November 6, 2007, the latest practicable date, is as follows: 25,555,495 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended September 30, 2007

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
( in thousands, except share and per data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,531	$18,449
Short term investments	36,228	90,570
Accounts receivable, net of a $6,002 and $4,901 allowance for doubtful accounts in 2007 and 2006, respectively	73,166	60,937
Deferred income taxes	6,558	5,208
Prepaid expenses and other current assets	9,199	11,939

Total current assets	157,682	187,103

Property and equipment, net	25,198	15,850
Long-term investments	13,226	22,038
Acquisition-related intangible assets, net	10,774	14,344
Goodwill	62,279	70,361
Deferred income taxes	7,890	481
Other assets	5,488	4,716

Total assets	$282,537	$314,893

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,912	$11,716
Accrued compensation and benefits	18,557	16,560
Accrued and other liabilities	10,096	13,872
Deferred revenue	32,968	29,918
Income taxes payable	5,310	4,006

Total current liabilities	74,843	76,072

Other non-current liabilities	7,990	1,681

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2007 or 2006	—	—
Common stock, $01 par value; 100,000,000 shares authorized, 25,702,405 shares issued and outstanding in 2007 and 27,610,105 shares issued and outstanding in 2006	254	276
Additional paid-in capital	39,685	98,704
Retained earnings	156,736	136,321
Accumulated other comprehensive income	3,029	1,839

Total shareholders’ equity	199,704	237,140

Total liabilities and shareholders’ equity	$282,537	$314,893

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
License	$17,303	$15,217	$54,454	$47,540
Services	58,437	51,049	169,100	144,642
Hardware and other	8,849	6,046	28,854	20,816

Total revenue	84,589	72,312	252,408	212,998

Costs and Expenses:
Cost of license	1,599	1,400	4,045	4,410
Cost of services	28,348	24,231	81,631	69,908
Cost of hardware and other	7,286	5,356	24,511	18,328
Research and development	11,887	9,765	35,316	30,398
Sales and marketing	13,079	11,407	40,177	34,018
General and administrative	8,397	7,896	24,926	21,863
Depreciation and amortization	3,406	3,377	10,261	9,914
Asset impairment charge	—	270	—	270
Acquisition-related charges	—	174	—	1,503

Total costs and expenses	74,002	63,876	220,867	190,612

Operating income	10,587	8,436	31,541	22,386

Other income, net	1,619	630	3,009	2,727

Income before income taxes	12,206	9,066	34,550	25,113
Income tax provision	4,321	3,822	12,253	10,596

Net income	$7,885	$5,244	$22,297	$14,517

Basic earnings per share	$0. 31	$0. 19	$0. 84	$0. 53
Diluted earnings per share	$0. 29	$0. 19	$0. 80	$0. 52

Weighted average number of shares:
Basic	25,739	26,969	26,536	27,151
Diluted	26,879	27,462	27,723	27,688
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$22,297	$14,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,261	9,914
Asset impairment charge	—	270
Stock compensation	4,939	5,544
Loss (gain) on disposal of equipment	26	(32)
Tax benefit of options exercised	1,596	2,444
Excess tax benefits from stock based compensation	(607)	(1,792)
Deferred income taxes	(742)	(790)
Unrealized foreign currency (loss)/gain	(880)	622
Changes in operating assets and liabilities:
Accounts receivable, net	(11,341)	5,510
Other assets	2,228	(2,055)
Prepaid retention bonus	—	1,599
Accounts payable, accrued and other liabilities	(7,173)	(1,066)
Income taxes payable	(1,304)	2,528
Deferred revenue	3,261	4,133

Net cash provided by operating activities	22,561	41,346

Investing activities:
Purchase of property and equipment	(7,934)	(7,529)
Net maturities (purchases) of available-for-sale investments	63,185	(29,631)
Payments in connection with various acquisitions	—	(126)

Net cash provided by (used in) investing activities	55,251	(37,286)

Financing activities:
Payment of capital lease obligations	—	(72)
Purchase of common stock	(74,932)	(16,029)
Excess tax benefits from stock based compensation	607	1,792
Proceeds from issuance of common stock from options exercised	9,356	5,124

Net cash used in financing activities	(64,969)	(9,185)

Foreign currency impact on cash	1,239	(775)

Net change in cash and cash equivalents	14,082	(5,900)
Cash and cash equivalents at beginning of period	18,449	19,419

Cash and cash equivalents at end of period	$32,531	$13,519

Supplemental disclosures of cash flow information — noncash investing activity:
Tenant improvements funded by landlord	$7,918	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (“we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2006.
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
     We recognize license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), promulgated by the American Institute of Certified Public Accountants, specifically when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (a) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (b) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (c) all revenue-recognition criteria in SOP 97-2, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement, are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.
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
     Hardware and other revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties that are integrated with and complementary to our software solutions and reimbursement of out of pocket expenses incurred in connection with our professional services. As part of a complete solution, our customers periodically purchase hardware from us in conjunction with the licensing of software. These products include computer hardware, radio frequency terminal networks, radio frequency identification (“RFID”) chip readers, bar code printers and scanners and other peripherals. Hardware revenue is recognized upon shipment to the customer when title passes. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $3.2 million and $9.3 million for the three and nine months ended September 30, 2007, respectively and $2.7 million and $7.6 million for the three and nine months ended September 30, 2006, respectively.
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
     During the third quarter of 2007, the Company completed the analysis of the post-acquisition limitations on the use of Evant’s deferred tax assets. As a result, the Company recorded $8.3 million of deferred tax assets and reduced goodwill mainly for deductible research and development costs previously capitalized by Evant for tax purposes.
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
     During the nine months ended September 30, 2007 and 2006, we granted options for 827,113 and 843,500 shares of common stock, respectively. We recorded stock option expense of $1.2 million and $1.8 million during the three months ended September 30, 2007 and 2006, respectively. We recorded stock option expense of $3.5 million and $5.5 million during the nine months ended September 30, 2007 and 2006, respectively.
     We also issued 271,264 shares of restricted stock during the nine months ended September 30, 2007. No shares of restricted stock were issued during 2006. We recorded restricted stock expense of $0.6 million and $26,000 during the three months ended September 30, 2007 and 2006, respectively. We recorded restricted stock expense of $1.5 million and $93,000 during the nine months ended September 30, 2007 and 2006, respectively.
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
     In the first quarter of 2007, the Internal Revenue Service (“IRS”) commenced an examination of our Evant subsidiary for its tax year 2004 (prior to our acquisition of that company). This exam was concluded in the third quarter resulting in no changes to the taxpayer. The IRS commenced an examination of the Company’s U.S. Federal income tax return for 2005 in the second quarter of 2007. It is anticipated that the examination will not be completed within the next twelve months.
     During the third quarter of 2007, various state audits were settled, resulting in adjustments to reduce the reserve balance by $0.4 million. In addition, the Company’s subsidiary audit in France was settled with no change.
     The Company does not anticipate that total unrecognized tax benefits will significantly change in the next twelve months due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.
8. Comprehensive Income
     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
     The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$7,885	$5,244	$22,297	$14,517
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investments, net of taxes	51	95	30	159
Foreign currency translation adjustment, net of taxes	(170)	362	1,160	158

Total other comprehensive income (loss), net of taxes	(119)	457	1,190	317

Comprehensive income	$7,766	$5,701	$23,487	$14,834

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
     The following is a reconciliation of the income and share amounts used in the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net income	$7,885	$5,244	$22,297	$14,517

Earnings per Share:
Basic	$0.31	$0.19	$0.84	$0.53
Effect of CESs	(0.02)	—	(0.04)	(0.01)

Diluted	$0.29	$0.19	$0.80	$0.52

Weighted average number of shares:
Basic	25,739	26,969	26,536	27,151
Effect of CESs	1,140	493	1,187	537

Diluted	26,879	27,462	27,723	27,688
     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 1,359,931 shares and 4,571,883 shares for the three months ended September 30, 2007 and 2006, respectively, and 1,359,931 shares and 5,228,033 shares for the nine months ended September 30, 2007 and 2006, respectively. Such shares were not included because they were antidilutive.
10. Contingencies
     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. Many of our installations involve products that are critical to the operations of our clients’ businesses. Any failure in a product could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances. The Company is not presently involved in any material litigation. However, it is involved in various legal proceedings. The Company believes that any liability that may arise as a result of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows. We expense legal costs associated with loss contingencies as such legal costs are incurred.

11. Operating Segments
     We operate our business in three geographical segments: the Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific. The information for the periods presented below reflects these segments. All segments derive revenue from the sale and implementation of our supply chain execution and planning solutions. The individual products sold by the segments are similar in nature, and are all designed to help companies manage the effectiveness and efficiency of their supply chain. We use the same accounting policies for each operating segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each region.
     The Americas segment charges royalty fees to the EMEA and Asia Pacific segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.7 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively, and $1.9 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively, are included in cost of revenue in EMEA and Asia Pacific with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with our India operations.
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have included a summary of the financial information by reporting segment. The following table presents the revenues, expenses and operating income (loss) by reporting segment for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	For the three months ended September 30, 2007
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$14,348	$2,308	$647	$17,303
Services	47,723	7,417	3,297	58,437
Hardware and other	7,779	738	332	8,849

Total revenue	69,850	10,463	4,276	84,589

Costs and Expenses:
Cost of revenue	28,654	5,729	2,850	37,233
Operating expenses	29,160	3,094	1,109	33,363
Depreciation and amortization	3,142	208	56	3,406

Total costs and expenses	60,956	9,031	4,015	74,002

Operating income	$8,894	$1,432	$261	$10,587

	For the three months ended September 30, 2006
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$13,980	$993	$244	$15,217
Services	41,324	5,021	4,704	51,049
Hardware and other	5,494	464	88	6,046

Total revenue	60,798	6,478	5,036	72,312

Costs and Expenses:
Cost of revenue	23,225	4,221	3,541	30,987
Operating expenses	24,981	2,804	1,283	29,068
Depreciation and amortization	3,017	292	68	3,377
Asset impairment charge	270	—	—	270
Acquisition-related charges	174	—	—	174

Total costs and expenses	51,667	7,317	4,892	63,876

Operating income (loss)	$9,131	$(839)	$144	$8,436

	For the nine months ended September 30, 2007
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$46,694	$6,574	$1,186	$54,454
Services	140,362	18,120	10,618	169,100
Hardware and other	26,839	1,422	593	28,854

Total revenue	213,895	26,116	12,397	252,408

Costs and Expenses:
Cost of revenue	86,582	15,016	8,589	110,187
Operating expenses	88,022	9,088	3,309	100,419
Depreciation and amortization	9,325	756	180	10,261

Total costs and expenses	183,929	24,860	12,078	220,867

Operating income	$29,966	$1,256	$319	$31,541

	For the nine months ended September 30, 2006
	Americas	EMEA	Asia Pacific	Total
Revenue:
License	$41,189	$3,176	$3,175	$47,540
Services	116,795	16,180	11,667	144,642
Hardware and other	19,652	924	240	20,816

Total revenue	177,636	20,280	15,082	212,998

Costs and Expenses:
Cost of revenue	70,392	12,322	9,932	92,646
Operating expenses	74,953	7,660	3,666	86,279
Depreciation and amortization	8,825	889	200	9,914
Asset impairment charge	270	—	—	270
Acquisition-related charges	1,503	—	—	1,503

Total costs and expenses	155,943	20,871	13,798	190,612

Operating income (loss)	$21,693	$(591)	$1,284	$22,386

     Our services revenue consists of fees generated from professional services and customer support and software enhancements related to our software products as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Professional services	$41,488	$36,105	$120,184	$102,282
Customer support and software enhancements	16,949	14,944	48,916	42,360

Total services revenue	$58,437	$51,049	$169,100	$144,642

     License revenues related to our warehouse and non-warehouse product groups are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Warehouse	$10,290	$8,834	$28,771	$25,496
Non-Warehouse	7,013	6,383	25,683	22,044

Total license revenue	$17,303	$15,217	$54,454	$47,540

12. New Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements,” and No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that the implementation SFAS No. 159 will have a material impact on our consolidated financial statements.
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

     The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.
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
•	With our Advanced Planning solutions—comprising Financial and Item Planning, Catalog Planning, Web Planning and Promotion Planning—companies can plan their inventory using several methodologies. Financial and Item planning enables companies to develop top-down and bottom-up plans across multiple channels and multiple levels of the product hierarchy. Catalog Planning and Web Planning support the unique planning requirements of the catalog and Web channels. With Promotion Planning, companies are able to plan and manage promotional events and assortments.

•	Demand Forecasting enables companies to generate and maintain forecasts at different levels of product data. It also includes a Promotion Forecasting solution which generates a promotion forecast and promotional lift based on historical sales.

•	Finally, Replenishment helps companies regulate, maintain and deploy inventory, as well as supports Vendor Managed Inventory, which allows suppliers to manage their own replenishment.
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
     Certain developments described in the next section affect the comparability of our financial results for the three and nine months ended September 30, 2007 and 2006.
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

Highlights of Third Quarter 2007 Condensed Consolidated Financial Results
Summarized highlights of the 2007 third quarter results, as compared to the 2006 third quarter are:
•	Consolidated revenue increased 17% to $84.6 million;
o	License revenue increased 14% to $17.3 million;

o	Services revenue increased 14%, to $58.4 million;
•	Operating income increased 25% to $10.6 million;

•	Diluted earnings per share increased 53% to $0.29 per share;

•	Cash and investments on hand at September 30, 2007, was $82.0 million; and

•	The Company repurchased 809,680 common shares totaling $22.2 million at an average share price of $27.37 in the quarter.
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
     The following table summarizes our consolidated results for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenue	$84,589	$72,312	$252,408	$212,998
Costs & expense	74,002	63,876	220,867	190,612

Operating income	10,587	8,436	31,541	22,386
Other income, net	1,619	630	3,009	2,727

Income before taxes	12,206	9,066	34,550	25,113
Net income	$7,885	$5,244	$22,297	$14,517

Diluted net income per share	$0.29	$0.19	$0.80	$0.52

Diluted weighted average number of shares	26,879	27,462	27,723	27,668

     We manage our business based on three geographic regions: the Americas, EMEA, and Asia Pacific. Geographic revenue information is based on the location of sale. During the three and nine months ended September 30, 2007 and 2006, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2007	2006	2006 to 2007	2007	2006	2006 to 2007
	(in thousands)			(in thousands)
Revenue:
License
Americas	$14,348	$13,980	3%	$46,694	$41,189	13%
EMEA	2,308	993	132%	6,574	3,176	107%
Asia/Pacific	647	244	165%	1,186	3,175	-63%

Total License	$17,303	$15,217	14%	$54,454	$47,540	15%

Services
Americas	$47,723	$41,324	15%	$140,362	$116,795	20%
EMEA	7,417	5,021	48%	18,120	16,180	12%
Asia/Pacific	3,297	4,704	-30%	10,618	11,667	-9%

Total Services	$58,437	$51,049	14%	$169,100	$144,642	17%

Hardware and other
Americas	$7,779	$5,494	42%	$26,839	$19,652	37%
EMEA	738	464	59%	1,422	924	54%
Asia/Pacific	332	88	277%	593	240	147%

Total Hardware and other	$8,849	$6,046	46%	$28,854	$20,816	39%

Total Revenue
Americas	$69,850	$60,798	15%	$213,895	$177,636	20%
EMEA	10,463	6,478	62%	26,116	20,280	29%
Asia/Pacific	4,276	5,036	-15%	12,397	15,082	-18%

Total Revenue	$84,589	$72,312	17%	$252,408	$212,998	19%

Operating income/(loss):
Americas	$8,894	$9,131	-3%	$29,966	$21,693	38%
EMEA	1,432	(839)	271%	1,256	(591)	313%
Asia/Pacific	261	144	81%	319	1,284	-75%

Total Operating income	$10,587	$8,436	25%	$31,541	$22,386	41%

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006
The results of our operations for third quarter 2007 and 2006 are discussed below.
Revenue

	Quarter Ended September 30,		% Change	% of total Revenue
	2007	2006	2006 to 2007	2007	2006
	(in thousands)
License	$17,303	$15,217	14%	20%	21%
Services	58,437	51,049	14%	69%	71%
Hardware and other	8,849	6,046	46%	10%	8%

Total revenue	$84,589	$72,312	17%	100%	100%

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
     License revenue. License revenue increased 14% in the quarter ended September 30, 2007 over the prior year primarily driven by strong growth in our EMEA segment. The Americas license and hosting revenues increased $0.4 million, or 3%, compared to the prior year third quarter of 2006. EMEA license revenue increased $1.3 million to $2.3 million, more than double the license revenue for the third quarter of 2006. Asia Pacific license revenue increased $0.4 million over the third quarter of 2006 to $0.6 million.
     License sales mix across our product suite remained well-balanced in the quarter with 59% of sales in our warehouse management solutions and 41% in non-warehouse management solutions. With our expanded suite of supply chain solutions we continue to see growth in both our core warehouse management solutions with 16% growth in the quarter and non-warehouse management solutions growth of 10% over the prior year quarter.
     Services revenue. Services revenue increased 14% in the third quarter of 2007 principally due to: (i) a 15% increase of professional services revenue from larger implementation projects and increased license sales; and (ii) a 13% increase in revenue from customer support and software enhancements. The Americas segment led the growth in revenue with an increase in services revenue of $6.4 million, or 15%, from third quarter 2006 to third quarter 2007. Services revenue in EMEA also increased by $2.4 million, or 48%, from third quarter 2006 to third quarter 2007 due to higher license revenue in the second and third quarter of 2007. These increases were partially offset by a decrease in Asia Pacific services revenue of $1.4 million, or 30%, from third quarter 2006 to third quarter 2007 due to lower license revenue.
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

     Hardware and other. Sales of hardware increased by 46% to $8.8 million in the third quarter of 2007 compared to $6.0 million in the third quarter of 2006. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended September 30, 2007 and 2006, reimbursements by customers for out-of-pocket expenses were approximately $3.2 million and $2.7 million, respectively.
Cost of Revenue

	Quarter Ended September 30,		% Change
	2007	2006	2006 to 2007
	(in thousands)
Cost of license	$1,599	$1,400	14%
Cost of services	$28,348	$24,331	17%
Cost of hardware and other	$7,286	$5,356	36%
     Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. The increase in cost of license in the third quarter of 2007 is mainly attributable to an increase in royalties paid for our third-party software.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the quarter ended September 30, 2007 was principally due to increases in salary-related costs resulting from: (i) a 20% increase in the average number of personnel dedicated to the delivery of professional services; and (ii) annual compensation increases for 2007, effective January 1, 2007.
     Services gross margin decreased slightly to 51.5% in the third quarter of 2007 from 52.3% in the third quarter of 2006. The decline in margins is due to a 20% increase in headcount additions to support growing demand for our services engagements combined with a shift in product mix of our more mature i-series platforms to open systems platforms.
     Cost of hardware and other. Cost of hardware increased to approximately $7.3 million in the third quarter of 2007 from approximately $5.4 million in the third quarter of 2006 as a direct result of higher sales of hardware. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $3.2 million and $2.7 million for the quarters ended September 30, 2007 and 2006, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.

Operating Expenses

	Quarter Ended September 30,		% Change
	2007	2006	2006 to 2007
	(in thousands)
Research and development	$11,887	$9,765	22%
Sales and marketing	$13,079	$11,407	15%
General and administrative	$8,397	$7,896	6%
Depreciation and amortization	$3,406	$3,377	1%
Asset impairment charges	$—	$270	-100%
Acquisition-related charges	$—	$174	-100%
     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses in the quarter ended September 30, 2007 was attributable to an increase in salary-related costs of $1.8 million resulting from additional personnel combined with annual compensation increases effective January 1, 2007. The number of research and development personnel in our India operations increased 14% at September 30, 2007 over September 30, 2006. Changes in the Indian Rupee exchange rate resulted in an increase of $0.4 million from the third quarter 2006 to 2007. Our principal research and development activities during 2007 and 2006 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of both our comprehensive Integrated Logistics Solutions and Integrated Planning Solutions product suites. In addition, we invested in our Logistics Event Management Architecture (“LEMA”) platform, which is designed to provide our customers with a comprehensive, services-oriented supply chain platform. For the quarters ended September 30, 2007 and 2006, we capitalized no research and development costs.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses in the third quarter of 2007 was attributable to: (i) a $0.8 million increase in bonus and incentive compensation expense relating to higher license fees in the third quarter of 2007 combined with annual compensation increases effective January 1, 2007, and (ii) a $0.4 million increase in expense related to our marketing programs.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The net increase in general and administrative expenses during the quarter ended September 30, 2007 was attributable to: (i) an increase in salary-related costs resulting from additional personnel combined with annual compensation increases effective January 1, 2007, and (ii) an increase in stock compensation expense.
     Depreciation and amortization. Depreciation expense was $2.2 million for both quarters ended September 30, 2007 and 2006. Amortization of intangibles totaled $1.2 million for both quarters ended September 30, 2007 and 2006. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Evant in August 2005, eebiznet in July 2004, Avere, Inc. in January 2004, ReturnCentral, Inc. in June 2003, and Logistics.com, Inc. in December 2002.

     Asset impairment charges. In July 2003, the Company invested $2.0 million in a technology company. During the quarter ended September 30, 2006, the Company recorded an asset impairment charge of $0.3 million based on our assessment of uncertainties with the fair value of our investment following an unsuccessful public offering.
     Acquisition-related charges. The $0.2 million of charges for 2006 represent employee retention bonuses incurred in connection with the Evant acquisition. At the closing of the Evant acquisition, $2.8 million was deposited into escrow for employee retention purposes and was distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and was recognized as compensation expense ratably over the required employee retention period. During 2006, we completed the Evant retention bonus program and paid out the final bonuses.
Operating Income
     Income from Operations. Operating income in the third quarter of 2007 increased by $2.2 million or 25% on consolidated revenue growth of 17%. Operating margins increased from 11.7% in the third quarter of 2006 to 12.5% in the third quarter of 2007. The incremental profit contribution and margin increase is the result of strong revenue performance along with slightly lower stock compensation expense and a decrease in acquisition-related expenses and asset impairment charges in the third quarter of 2007. These increases were offset slightly by a decrease of $0.6 million in operating income caused by changes in foreign exchange rates, principally the Indian Rupee, from 2006 to 2007. Operating income in the Americas segment decreased slightly by 3%. Operating income in the EMEA segment increased by $2.3 million due to strong revenue growth in the third quarter of 2007. Operating income in Asia Pacific increased slightly by $0.1 million.
Other Income and Taxes

	Quarter Ended September 30,
	2007	2006
	(in thousands)
Other income, net	$1,619	$630
Income tax provision	$4,321	$3,822
     Other income, net. Other income, net principally includes interest income and foreign currency gains and losses. Interest income increased to $0.8 million in 2007 from $0.7 million in 2006. The weighted-average interest rate earned on investment securities during the three month periods ended September 30, 2007 and 2006 was approximately 4.1% and 3.6%, respectively. We recorded a net foreign currency gain of $0.9 million during the three months ended September 30, 2007. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee, the Australian Dollar, the British Pound and the Euro.
     Income tax provision. Our effective income tax rates were 35.5% and 42.2% in the quarters ended September 30, 2007 and 2006, respectively. The reduction in the effective income tax rate was a result of continued tax planning and implementation of various state and international tax planning strategies.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
The results of our operations for the first nine months of 2007 and 2006 are discussed below.
Revenue

	Nine Months Ended September 30,		% Change	% of total Revenue
	2007	2006	2006 to 2007	2007	2006
	(in thousands)
License	$54,454	$47,540	15%	22%	22%
Services	169,100	144,642	17%	67%	68%
Hardware and other	28,854	20,816	39%	11%	10%

Total revenue
	$252,408	$212,998	19%	100%	100%

     License revenue. License revenue increased 15% in the nine months ended September 30, 2007 over the prior year driven by strong growth in our Americas segment. The Americas license and hosting revenues increased $5.5 million, or 13%, compared to the first nine months of 2006. EMEA license revenue increased $3.4 million, or 107%, compared to the first nine months of 2006. These increases were partially offset by a decline in Asia Pacific license sales of $2.0 million.
     License sales mix across our product suite remained well-balanced in the first nine months of 2007 with 53% of sales in our warehouse management solutions and 47% in non-warehouse management solutions. With our expanded suite of supply chain solutions we continue to see growth in both our core warehouse management solutions with 13% growth and non-warehouse management solutions growth of 17% over the prior year quarter.
     Services revenue. Services revenue increased 17% in the first nine months of 2007 principally due to: (i) a 18% increase of professional services revenue from larger implementation projects and increased license sales; and (ii) a 15% increase in revenue from customer support and software enhancements. The Americas segment led the growth with an increase in services revenue of $23.6 million, or 20%, from the first nine months of 2006 to the first nine months of 2007. Services revenue in EMEA also increased by $1.9 million, or 12%, from the first nine months of 2006 to the first nine months of 2007 due to strong license growth and related implementation service revenue in the second and third quarter of 2007. These increases were partially offset by a decrease in Asia Pacific services revenue of $1.0 million, or 9%, from the first nine months of 2006 to the first nine months of 2007.
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
     Hardware and other. Sales of hardware increased by 39% to $28.9 million in the nine months ended September 30, 2007 compared to $20.8 million in the nine months ended September 30, 2006. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the nine months ended September 30, 2007 and 2006, reimbursements by customers for out-of-pocket expenses were approximately $9.3 million and $7.6 million, respectively.

Cost of Revenue

	Nine Months Ended September 30,		% Change
	2007	2006	2006 to 2007
	(in thousands)
Cost of license	$4,045	$4,410	-8%
Cost of services	$81,631	$69,908	17%
Cost of hardware and other	$24,511	$18,328	34%
     Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. The decrease in cost of license in the first nine months of 2007 is attributable to a $0.7 million decrease in third-party software costs partially offset by an increase in the cost of hosting expenses.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the nine months ended September 30, 2007 was principally due to increases in salary-related costs resulting from: (i) a 20% increase in the average number of personnel dedicated to the delivery of professional services; and (ii) annual compensation increases for 2007, effective January 1, 2007.
     Services gross margin was 51.7% for both the nine months ended September 30, 2007 and 2006.
     Cost of hardware and other. Cost of hardware increased to approximately $24.5 million in the nine months ended September 30, 2007 from approximately $18.3 million in the nine months ended September 30, 2006 as a direct result of increased hardware sales. Hardware margins for the nine months ended September 30, 2007 increased to 15.1% compared to 12.0% for the nine months ended September 30, 2006 due to mix of products sold. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $9.5 million and $7.6 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.

Operating Expenses

	Nine Months Ended September 30,		% Change
	2007	2006	2006 to 2007
	(in thousands)
Research and development	$35,316	$30,398	16%
Sales and marketing	$40,177	$34,018	18%
General and administrative	$24,926	$21,863	14%
Depreciation and amortization	$10,261	$9,914	4%
Asset impairment charge	$—	$270	-100%
Acquisition-related charges	$—	$1,503	-100%
     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities The increase in research and development expenses in the nine months ended September 30, 2007 was attributable to an increase in salary-related costs of $4.4 million resulting from additional personnel combined with annual compensation increases effective January 1, 2007. The number of research and development personnel in our India operations increased 14% in the nine months ended September 30, 2007 over the nine months ended September 30, 2006. Changes in the Indian Rupee exchange rate resulted in an increase of $0.7 million from 2006 to 2007.
     Our principal research and development activities during 2007 and 2006 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of both our comprehensive Integrated Logistics Solutions and Integrated Planning Solutions product suites. In addition, we invested in our Logistics Event Management Architecture (“LEMA”) platform, which is designed to provide our customers with a comprehensive, services-oriented supply chain platform. For the nine months ended September 30, 2007 and 2006, we capitalized no research and development costs.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses in the nine months ended September 30, 2007 over the nine months ended September 30, 2006 was attributable to: (i) an increase in bonus and incentive compensation expense relating to higher license fees in nine months ended September 30, 2007 combined with annual compensation increases effective January 1, 2007, (ii) a $0.7 million increase in travel and travel-related expenses, and (iii) a $0.7 million increase in expense related to our annual customer conference.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses during the nine months ended September 30, 2007 over the nine months ended September 30, 2006 was attributable to: (i) an increase in salary-related costs of $1.8 million resulting from additional personnel combined with annual compensation increases effective January 1, 2007, and (ii) an increase of approximately $0.8 million in software maintenance and $0.4 million in contract labor for additional support of newly implemented applications.
     Depreciation and amortization. Depreciation expense was $6.7 million and $6.3 million during the nine months ended September 30, 2007 and 2006, respectively. Amortization of intangibles totaled $3.6 million for both the nine months ended September 30, 2007 and 2006. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Evant in August 2005, eebiznet in July 2004, Avere, Inc. in January 2004, ReturnCentral, Inc. in June 2003, and Logistics.com, Inc. in December 2002.
     Asset impairment charges. In July 2003, the Company invested $2.0 million in a technology company. During the quarter ended September 30, 2006, the Company recorded an asset impairment charge of $0.3 million based on our assessment of uncertainties with the fair value of our investment following an unsuccessful public offering.
     Acquisition-related charges. The $1.5 million of charges for 2006 represent employee retention bonuses incurred in connection with the Evant acquisition. At the closing of the Evant acquisition, $2.8 million was deposited into escrow for employee retention purposes and was distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and was recognized as compensation expense ratably over the required employee retention period. During 2006, we completed the Evant retention bonus program and paid out the final bonuses.
Operating Income
      Income from Operations. Operating income for the nine months ended September 30, 2007 increased by $9.2 million on consolidated revenue growth of 19%. Operating margins increased to 12.5% for the nine months ended September 30, 2007 from 10.5% for the nine months ended September 30, 2006. The incremental profit contribution and margin are the result of strong revenue performance along with slightly lower stock compensation expense and a decrease in acquisition-related expenses in the nine months ended September 30, 2007. These increases were offset slightly by a decrease of $1.0 million in operating income caused by changes in foreign exchange rates, principally the Indian Rupee, from 2006 to 2007. Operating income in the Americas segment increased by $8.3 million, or 38% due to strong revenue growth. Operating income in EMEA increased to $1.3 million compared to a loss of $0.6 million in 2006 due to strong license revenue growth and related implementation services revenue in the second and third quarters of 2007. Asia Pacific operating income declined by $1.0 million mainly due to the fact no large license deals were signed in 2007.
Other Income and Taxes

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Other income, net	$3,009	$2,727
Income tax provision	$12,253	$10,596
     Other income, net. Other income, net principally includes interest income and foreign currency gains and losses. Interest income increased to $2.7 million in the nine months ended September 30, 2007 from $2.4 million in the nine months ended September 30, 2006 due to an overall increase in market interest rates. The weighted-average interest rate earned on investment securities during the nine month periods ended September 30, 2007 and 2006 was approximately 4.1% and 3.5%, respectively. We recorded a net foreign currency gain of $0.3 million during the nine months ended September 30, 2007 and 2006. The foreign currency gains resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee, the Australian Dollar, the British Pound and the Euro.

     Income tax provision. Our effective income tax rates were 35.5% and 42.2% in the nine months ended September 30, 2007 and 2006, respectively. The reduction in the effective income tax rate was a result of continued tax planning and implementation of various state and international tax planning strategies.
Liquidity and Capital Resources
     We have funded our operations through cash generated from operations. As of September 30, 2007, we had approximately $82.0 million in cash, cash equivalents and investments, as compared to $131.1 million at December 31, 2006.
     Our operating activities generated cash flow of approximately $22.6 million for the nine months ended September 30, 2007 and $41.3 million for the nine months ended September 30, 2006. Cash flow from operating activities for the nine months ended September 30, 2007 decreased due to $3.0 million of legal settlements paid during the nine months as well as higher working capital requirements driven by revenue growth. Days sales outstanding (“DSO”) increased to 80 days at September 30, 2007 from 73 days at December 31, 2006, as a result of record revenue growth increasing at a faster pace than collections growth.
     Our investing activities provided cash of approximately $55.3 million for the nine months ended September 30, 2007 and used cash of approximately $37.3 million for the nine months ended September 30, 2006. The source of cash provided by investing activities for the nine months ended September 30, 2007 was from the net maturities of investments of approximately $63.2 million, offset by capital expenditures of $7.9 million. The use of cash for investing activities for the nine months ended September 30, 2006 was for the capital expenditures of $7.5 million and the net purchases of investments of approximately $29.6 million.
     Our financing activities used cash of approximately $65.0 million and $9.2 million for the nine months ended September 30, 2007 and 2006, respectively. The principal use of cash for financing activities for the nine months ended September 30, 2007 was to purchase approximately $74.9 million of our common stock, partially offset by proceeds generated from options exercised of $9.4 million. The principal use of cash for financing activities for the nine months ended September 30, 2006 was to purchase approximately $16.0 million of our common stock, partially offset by proceeds generated from options exercised of $5.1 million and excess tax benefits from stock based compensation of $1.8 million.
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

     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. We believe that estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions were made. To the extent there are material differences between those estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that we believe reflect our more significant estimates, judgments and assumptions which we have identified as our critical accounting policies are: Revenue Recognition, Allowance for Doubtful Accounts, Valuation of Goodwill, Accounting for Income Taxes, Stock-based Compensation, and Business Combinations.
Revenue Recognition
     Our revenue consists of revenues from the licensing and hosting of software, fees from implementation and training services (collectively, “professional services”), plus customer support and software enhancements, and sales of hardware and other revenues (other revenues consists of reimbursements of out of pocket expenses incurred by professional services).
     We recognize license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), promulgated by the American Institute of Certified Public Accountants, specifically when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement, are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.
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
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $3.2 million and $9.3 million for the three and nine months ended September 30, 2007, respectively and $2.7 million and $7.6 million for the three and nine months ended September 30, 2006, respectively.
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
     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At September 30, 2007 our goodwill balance was $62.3 million.
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
     We recorded a foreign exchange gain of $0.3 million during the nine months ended September 30, 2007 and 2006. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at September 30, 2007 relative to the U.S. dollar would result in approximately a $0.5 million change in the reported foreign currency gain for the nine months ended September 30, 2007.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at September 30, 2007 and 2006 was approximately 4.1% and 3.5%, respectively. The fair value of investments held at September 30, 2007 was approximately $67.5 million. Based on the average investments outstanding during the nine months ended September 30, 2007, an increase or decrease of 25 basis points would result in an increase or decrease to interest income of $0.1 million from the reported interest income for the nine months ended September 30, 2007.
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
Change in Internal Control over Financial Reporting
     During the nine months ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On July 26, 2005, we announced that our Board of Directors authorized us to purchase $50 million of our common stock, over a period ending no later than July 21, 2006. On July 25, 2006, we announced that our Board of Directors authorized us to purchase an additional $50 million of our common stock, over a period ending no later than July 20, 2007. On April 25, 2007, we announced that our Board of Directors increased our remaining repurchase authority to $75 million. A summary of purchases during the third quarter of 2007, all of which were made on the open market, is as follows:

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
August 1 - August 31, 2007	809,680	$27.37	809,680	$25,068,686

Total	809,680	$27.37	809,680	$25,068,686

     On October 23, 2007, we announced that our Board of Directors had increased our remaining repurchase authority to $50 million.

Item 3. Defaults Upon Senior Securities.
     No events occurred during the quarter covered by the report that would require a response to this item.
Item 4. Submission of Matters to a Vote of Security Holders.
     No events occurred during the quarter covered by the report that would require a response to this item.
Item 5. Other Information.
     No events occurred during the quarter covered by the report that would require a response to this item.
Item 6. Exhibits.

	10.1	Modification dated July 19, 2007 by and between the Company and Peter F. Sinisgalli to the Executive Employment Agreement dated February 25, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2007 (Commission File No. 000-23999)).

	Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.
Date: November 8, 2007	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 8, 2007	/s/ Dennis B. Story
Dennis B. Story
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Modification dated July 19, 2007 by and between the Company and Peter F. Sinisgalli to the Executive Employment Agreement dated February 25, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2007 (Commission File No. 000-23999)).

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002