Form 10-K
period 2007-12-31
MANHATTAN ASSOCIATES INC
filed 2008-02-25
CIK 1056696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-23999
Manhattan Associates, Inc.
(Exact Name of Registrant As Specified in Its Charter)

Georgia	58-2373424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2300 Windy Ridge Parkway, Suite 1000
Atlanta, Georgia (Address of Principal Executive Offices)	30339 (Zip Code)
Registrant’s telephone number, including area code: (770) 955-7070
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☑               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2007 was $727,773,764, which was calculated based upon a closing sales price of $27.91 per share of the Common Stock as reported by the Nasdaq Stock Market on the same day. As of February 21, 2008, the Registrant had outstanding 24,491,423 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2008 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2007

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
Item 1. Business
Overview
     We are a leading developer and provider of supply chain solutions that help organizations optimize the effectiveness, efficiency, and strategic advantages of their supply chains. Our solutions consist of software, services and hardware, which coordinate people, workflows, assets, events and tasks holistically across the functions linked in a supply chain from planning through execution. These solutions also help coordinate the actions, data exchange and communication of participants in supply chain ecosystems, such as manufacturers, suppliers, distributors, trading partners, transportation providers, channels (such as catalogers, store retailers and Web outlets) and consumers.
     All of our solutions also include services such as design, configuration, implementation, product assessment and training, as well as customer support and software enhancements. Some key benefits of implementing our solutions include:
•	Maintaining optimal inventory levels across multiple channels, including store, web and catalog;

•	Optimizing inventory assortments by channel to maximize sales and profitability;

•	Improving sales and customer order fill rates while reducing overall network inventory;

•	Improving visibility of inventory, order status and delivery status;

•	Coordinating workflows and communication with other participants in a supply chain ecosystem, including suppliers, customers and transportation providers;

•	Increasing the productivity of labor, facilities and materials-handling equipment;

•	Balancing transportation and inventory costs with desired service levels by channel;

•	Reducing transportation costs;

•	Reducing labor costs;

•	Improving asset utilization; and

•	Improving compliance with customer requirements, including radio frequency identification (RFID) and electronic product code (EPC) requirements.
     We are a Georgia corporation formed in February 1998 to acquire all of the assets and liabilities of Manhattan Associates Software, LLC, our predecessor. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries. Our principal executive offices are located at 2300 Windy Ridge Parkway, Suite 1000, Atlanta, Georgia 30339, and our telephone number is 770-955-7070.
     In 2005, the Company acquired Evant, Inc., a provider of supply chain planning and replenishment solutions, for approximately $50 million in cash.

Industry Background
     Globalization and technological advances have radically altered competition, service expectations and business operating imperatives for modern organizations. Pressures such as outsourcing, channel convergence, rising fuel costs, global labor sourcing, and regulatory and security requirements motivate organizations to closely examine not only their supply chain operations, but also how they interact in supply chain ecosystems that interlink suppliers, trading partners, manufacturers, sellers, distributors, transporters, channels and customers. We believe this is because supply chain and ecosystem mastery are necessary to create sustainable competitive advantages in today’s commerce environment.
     Profitable operations, brand leadership and customer loyalty today depend not only on products, but also on the blends of services—including availability, channel choice, pricing options, return policies, ease of buying, ease of delivery and technical or operational support—that uniquely surround those products to satisfy targeted customer desires. Supply chain solutions help organizations coalesce data, workflows, events and tasks from across the web of suppliers, trading partners, customers and other participants in an ecosystem to make optimal business decisions.
     Ideally, organizations apply supply chain technology, software and services to solve identified operational inefficiencies or create operational advantages in ways that can scale as their businesses grow. They also look to easily integrate supply chain solutions with other technology, such as enterprise resource planning (ERP) systems, customer relationship management (CRM) systems, e-business systems, material handling equipment and other solutions involved in creating efficient, competitive and profitable operations.
Manhattan Associates’ Solutions and Services
     Our solutions are designed to help organizations optimize their supply chain operations holistically, from planning through execution. This holistic approach can be leveraged to create operational and market advantages, among them:
➢	Organized Optimization: Making decisions about inventory or transportation or labor in isolation without considering data, workflows and inputs from the other areas can lead to more costly and suboptimal decisions. Each of these cost areas directly impacts the others, and “optimizing” one area in isolation often has a negative and unanticipated cost and/or service-level influence on the other areas. We believe true optimization must synchronize decisions across the entire organization based on a common set of business priorities.

➢	Mastery Over Channel Proliferation: Selling channels are proliferating across all market sectors, and affect almost every area of a business. Providing the means to plan and manage these channels independently, yet execute as a united entity, is key to optimizing revenue and mitigating unnecessary costs.

➢	“Green” Supply Chains: Whether the priority is carbon footprints, greenhouse gas emissions or reuse and recycling, supply chain solutions help companies improve their eco-friendliness.
     Our solutions and services include:
•	Our portfolio of software solutions, which we call Manhattan SCOPETM (Supply Chain Optimization from Planning through Execution)

•	Professional Services

•	Customer Support Services and Software Enhancements

•	Training

•	Hardware Sales
     We provide an overview of our solutions and services below.
Software Solutions
     We call our portfolio of supply chain software solutions Manhattan SCOPETM (Supply Chain Optimization from Planning through Execution). Built on a common Supply Chain Process Platform, SCOPE combines Planning and Forecasting, Inventory Optimization, Order Lifecycle Management, Transportation Lifecycle Management and Distribution Management to enable full-range supply chain optimization.
     SCOPE is ideally suited for companies that consider supply chain software, processes and technology strategic to market leadership. Predictive and algorithmic technology embedded in SCOPE help organizations refine decisions dynamically as market or operational conditions change. Advantages derived from coordinated real-time visibility, event management, ecosystem collaboration and intelligence across supply chain operational departments and functions avert having decisions in one supply chain area unexpectedly affect another unfavorably. By organizing supply chain optimization holistically, Manhattan enables customers to fine-tune costs, profitability and service levels as their business objectives and market conditions evolve.
     Our solutions operate across the Unix, System i (iSeries, AS/400) and Microsoft .NET computing platforms. Our solutions operate on multiple hardware platforms utilizing various hardware systems and inter-operate with many third-party software applications and legacy systems. This interfacing and open system capability enables customers to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide adapters for most ERP systems to enhance communication and reduce implementation costs between our core products and our clients’ host systems. We currently offer interfacing adapters to a variety of ERP systems such as but not limited to Oracle, SAP, Lawson, JDA Software, Essentus and Intentia. We also offer certain of our solutions in both premise software and hosted Software-as-a-Service (SaaS) models so that customers can select the option that best meets their requirements for control, flexibility, cost of ownership, and time-to-deployment.
Manhattan SCOPE Portfolio Overview
     SCOPE encompasses the following solutions and technology:
•	Supply Chain Process Platform

•	Supply Chain Platform Applications

•	Supply Chain Solution Suites

•	X-Suite Solutions
     Supply Chain Process Platform
     At the foundation of our SCOPE portfolio is the services-based Supply Chain Process Platform which enables our customers to manage their supply chain ecosystems. Our Supply Chain Process Platform utilizes a service-oriented architecture (SOA), common data model, extensive collaborative gateways and an optimization engine to facilitate supply chain transformations that help our customers create and sustain competitive advantages.
     In addition, our Supply Chain Process Platform provides the foundation for ensuring that all our solutions reside on a common architecture, leverage common master and transaction data and utilize the same business services to accomplish tasks common to multiple solutions. Its service-oriented architecture provides the flexibility, scalability and supportability required to meet the needs of today’s industry leaders. This unified approach to a common architecture allows our customers to speed implementation and upgrade times and fosters a lower total cost of ownership.
     Our Supply Chain Process Platform also enables us to identify new ways to combine solutions to uniquely address industry-specific business problems. As customers identify needs to coordinate and synchronize business objectives across departments and organizational boundaries, Manhattan will continue to focus on providing solutions to these cross-application optimization opportunities.
     Supply Chain Platform Applications
     SCOPE Platform Applications span the entire portfolio to provide key visibility, intelligence and adaptive functionality across the enterprise. These solutions offer the broad supply chain insight and analytics that are critical to an executive’s ability to proactively manage the holistic supply chain. They include:
•	Supply Chain Event Management

•	Supply Chain Visibility

•	Supply Chain Intelligence

     Whether deployed with the fully-integrated Manhattan supply chain solutions suite or integrated with other legacy systems, Platform Applications provide a comprehensive range of event and schedule tracking, alerts and notifications, inventory, order and shipment visibility and leading-edge analytics and reporting with graphical depictions of critical supply chain performance metrics.
     Supply Chain Solution Suites
     At the core of the Manhattan SCOPE portfolio are five Supply Chain Solution Suites:
•	Planning and Forecasting

•	Inventory Optimization

•	Order Lifecycle Management

•	Transportation Lifecycle Management

•	Distribution Management
     Each of the five suites offers capabilities designed to enable organizations to proactively plan, monitor and execute against their overall business objectives.
     Planning and Forecasting provides tools to sense and respond to demand as well as support all levels of enterprise planning, from strategic level planning down to assortment and key item planning. Our Planning and Forecasting solutions provide unique capabilities to manage multi-channel planning and forecasting business processes, and include the following features:
•	Demand Forecasting

•	Multi-Channel Planning

•	Financial Planning

•	Assortment Planning

•	Item Planning

•	Promotional Planning

•	Store Clustering
     Inventory Optimization enables enterprises to improve sales and customer order fill rates while reducing overall network inventory. Inventory Optimization also provides analytical tools to better balance the financial trade-off between improving customer service levels and overall inventory investments. Our Inventory Optimization suite facilitates the following functions:
     Vendor Managed Inventory and Collaboration Gateway solutions help formulate tighter, lasting relationships with key trading partners, such as replenishing products into customers’ locations or sharing key supply chain performance indicators.
•	Replenishment

•	Multi-Echelon

•	Vendor Managed Inventory

•	Collaboration Gateway
     Order Lifecycle Management is designed to optimize order fulfillment across a distributed supply chain. By managing orders across all channels from inception to sourcing physical fulfillment—and ultimately through physical returns if applicable —Order Lifecycle Management helps to optimize inventory deployment while reducing overall fulfillment costs. This suite enables the following functions:
•	Distributed Order Management

•	Store/Customer Gateway

•	Reverse Logistics Management
     Transportation Lifecycle Management optimizes all aspects of transporting product through supply chains by improving multiple product delivery dimensions, such as speed, accuracy and cost, and covers the following areas:

•	Transportation Procurement

•	Transportation Planning & Execution

•	Logistics Gateway

•	Fleet Management

•	Audit Payment and Claims

•	Appointment Scheduling

•	Yard Management

•	Carrier Management
     Distribution Management is designed to effectively manage the key assets required to run complex distribution operations, and to move goods and information through a warehouse with precision and velocity. The suite addresses, among other needs, inbound visibility, receiving and shipping, labor management, and slotting optimization, and
•	Warehouse Management

•	Labor Management

•	Slotting Optimization

•	Billing Management

•	Supplier Enablement

•	Hub Management

•	RFID Solutions
     X-suite solutions
     The final component of Manhattan SCOPE is X-Suite Solutions. An X-Suite Solution is the integration of two or more solutions or solution components to solve a specific business problem. SCOPE’s modular service-oriented architecture facilitates the creation of these cross-suite applications. X-Suite includes:
•	Flow Management

•	Extended Enterprise Management
     Flow Management improves the agility of the supply chain while reducing the overall amount of inventory required to maintain high levels of customer service. In a flow-through distribution model, goods literally flow directly through the warehouse to outbound shipping areas. Flow Management is designed to synchronize demand, supply and inventory strategies across all aspects of planning, allocation and distribution. It synthesizes these SCOPE elements:
•	Demand Forecasting

•	Replenishment

•	Supply Chain Visibility

•	Distributed Order Management

•	Warehouse Management
     Businesses achieve the greatest benefit from a flow-through distribution model only by synchronizing demand management, inventory optimization, purchase order allocations, and the execution of the physical distribution within the warehouse. Flow Management enables organizations to evolve from a facilities-based distribution model to a more holistic, network-based perspective. As a result, organizations can:
•	Free inventory to drive maximum profitability and customer service across channels;

•	Redirect inbound supply directly to customers, alternate stores or distribution centers based on real-time demand signals, and

•	Optimize cross-channel inventory by enabling a single supply planning and inventory management process enterprise wide.

     Extended Enterprise Management connects organizations with supply chain ecosystem participants to create insight on key supply chain events and improve how goods are ordered and move through supply chains. It synthesizes these solutions:
•	Supplier Enablement

•	Hub Management

•	Transportation Enablement

•	Store / Consumer Gateway

•	Collaborative Gateway

•	Supply Chain Visibility

•	Supply Chain Event Management
     Extended Enterprise Management facilitates quick and fluid interactions with trading partners, optimizes order management, creates compliant case labels and advanced shipment notifications upstream, assures quality inventory and shipments, and responds efficiently to events to increase on-time delivery rates, improve inventory control and meet demand expectations.
Professional Services.
     Our professional services provide our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.
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
     Our professional services group consists of business consultants, systems analysts and technical personnel devoted to assisting customers in all phases of the implementation of our systems, including planning and design, customer-specific configuring of modules, and on-site implementation or conversion from existing systems. Our consulting personnel undergo extensive training on supply chain operations and on our products. At times, we use third-party consultants, such as those from major systems integrators, to assist our customers in certain implementations.
     We have developed a proprietary, standardized implementation methodology called PRISM, which leverages our solutions’ architecture with the knowledge and expertise gained from completing more than 2,700 installations worldwide. The modular design of our solutions significantly reduces the complexities associated with integrating to existing systems, including Enterprise Resource Planning (ERP), Supply Chain Management (SCM), Customer Relationship Management (CRM), e-business systems and complex material handling systems.
Customer Support Services and Software Enhancements
     We offer a comprehensive program that provides our customers with software upgrades that offer additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Over the last three years, our annual renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. We have the ability to remotely access the customer’s system in order to perform diagnostics, on-line assistance and assist in software upgrades. We offer 24x7x365 customer support plus software upgrades for an annual fee that is paid in advance and is determined based on the service level required by the customer. Our upgrades are provided under this program on a when-and-if available basis.

Training
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
Hardware Sales
     In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.
Strategy
     Our objective is to extend our position as a leading global supply chain solutions provider. Our solutions help global manufacturers, wholesalers, distributors, retailers and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. We believe our solutions are advanced, highly functional, highly scalable and allow our customers to improve relationships with suppliers, customers and logistics providers; leverage their investments across the supply chain; effectively manage costs; and meet dynamically changing customer requirements. We believe our solutions are uniquely positioned to holistically optimize supply chains from planning through execution, and that customers can leverage this holistic approach to create operational and market advantages.
     Our strategies to accomplish our objective include the following:
     Develop and Enhance Software Solutions. We intend to continue to focus our product development resources on the development and enhancement of supply chain software solutions. We offer what we believe to be the broadest solution portfolio in the supply chain solutions marketplace, to address all aspects of Planning and Forecasting, Inventory Optimization, Order Lifecycle Management, Transportation Lifecycle Management and Distribution Management. To deliver additional functionality and value, we plan to continue to provide enhancements to existing solutions and to introduce new solutions to address evolving industry standards and market needs. We identify further enhancements to existing solutions and opportunities for new solutions through our customer support organization, as well as through ongoing customer consulting engagements and implementations; interactions with our user groups; association with leading industry analyst and market research firms; and participation on industry standards and research committees. Our solutions address the needs of customers in various vertical markets including retail, consumer goods, food and grocery, logistics service providers, industrial and wholesale, high technology and electronics, life sciences and government. We intend to continue to enhance the functionality of our solutions to meet the dynamic requirements of these vertical markets as well as new vertical markets as business opportunities dictate.
     Expand International Sales. We believe that our solutions offer significant benefits to customers in international markets. We have approximately 1,100 employees outside the United States focused on international sales, servicing our international clients and product development. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, Middle East, and Asia. Our international strategy includes: leveraging the strength of our relationships with current customers that also have significant overseas operations; and pursuing strategic marketing partnerships with international systems integrators and third-party software application providers.
     Expand Our Strategic Alliances and Indirect Sales Channels. We currently sell our products primarily through our direct sales personnel and select resellers. We have worked on joint projects and joint sales initiatives with industry-leading consultants and software systems implementers, including most of the large consulting firms and other systems consulting firms specializing in our targeted industries, to supplement our direct sales force and professional services organization. We have been expanding our indirect sales channels through reseller agreements, marketing agreements, agreements with third-party logistics providers and Microsoft business partners. These alliances extend our market coverage and provide us with new business leads and access to trained implementation personnel. We have strategic alliances with complementary software providers, third party integrators/consultants and hardware vendors. Some of our partners are CSC Consulting, HP Technology, IBM, Kurt Salmon Associates, Microsoft, Q4 Logistics, Sedlak, Tompkins, UPS Technology and Vocollect.
     Acquire or Invest in Complementary Businesses. We intend to pursue strategic acquisitions of technologies, solutions and businesses that enable us to enhance and expand our supply chain planning and execution solutions and service offerings. More specifically, we intend to pursue acquisitions that will provide us with complementary solutions and technologies; expand our geographic presence and distribution channels; extend our presence into additional vertical markets with similar challenges and requirements of those we currently meet; and/or further solidify our leadership position within the primary components of supply chain planning and execution.
Sales and Marketing
     We employ multiple discipline sales teams that consist of professionals with industry experience in sales and technical sales support. To date, we have generated the majority of our revenue from sales of software through our direct sales force. We plan to continue to invest significantly to expand our sales, services and marketing organizations within the United States; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”), and to pursue strategic marketing partnerships. We conduct comprehensive global marketing programs that include prospect profiling and targeting, lead generation, public relations, analyst relations, trade show attendance and sponsorships, supply chain conference hosting, joint promotion programs with vendors and consultants and ongoing customer communication programs.
     The sales cycle typically begins with the generation of a sales lead — through in-house telemarketing efforts, targeted promotions, web inquiries, trade show presence, speaking engagements or other means of referral — or the receipt of a request for proposal from a prospective customer. The sales lead or request for proposal is followed by the qualification of the lead or prospect, an assessment of the customer’s requirements, a formal response to the request for proposal, presentations and product demonstrations, site visits and/or reference calls to an existing customer using our supply chain solutions and contract negotiation. The sales cycle can vary substantially from customer to customer, but typically requires three to nine months.
     In addition to new customer sales, we will continue to leverage our existing customer base to provide for system upgrades, sales of additional licenses of purchased solutions and sales of new or add-on solutions. We also plan to further develop and expand our indirect sales channels, including sales through reseller agreements, marketing agreements and agreements with third-party logistics providers. To extend our market coverage and to provide us with new business leads and access to trained implementation personnel, we further intend to develop and expand our strategic alliances with systems integrators skilled at implementing our solutions. Business referrals and leads continue to be positively influenced by systems integrators, which include most of the large consulting firms and other systems consulting firms specializing in our targeted industries. We believe that our leadership position in providing supply chain solutions perpetuates the willingness of systems integrators to recommend our solutions where appropriate.
     We have an established program intended to foster joint sales and marketing efforts with our business partners. In some cases, this includes joint development work to make our products and our partner’s products interface seamlessly. Among others, partnerships arising from our Manhattan Associates Partner Program (MAP2) include: Accenture—a global management consulting, technology services, and outsourcing company committed to delivering innovation; CSC Consulting—a global information technology (IT) services company; Hewlett-Packard—a technology solutions provider to consumers, businesses and institutions globally; IBM—the world’s largest information technology company which develops, manufactures and markets semiconductor and interconnect technologies, products and services; KSA Consulting—a premier global management consulting firm offering integrated strategy, process and technology deployment solutions to the consumer products and retail industries; Microsoft—the worldwide leader in software, services and solutions that help people and businesses realize their full potential; Q4, a division of Fortna—a supply chain design and implementation solutions provider; Sedlak—a supply chain consulting company; Tompkins—a leading operations-focused consulting and integration firm, specializing in end-to-end supply chain solutions; and Vocollect—a global leader in voice-directed work.

Customers
     To date, our customers have been suppliers, manufacturers, distributors, retailers and logistics providers in a variety of industries. The following table sets forth a representative list of customers that contracted to purchase solutions and services from us in 2007.

3 Suisses	Ergon SCM de Mexico SA de CV	Orchard Brands, Inc. (aka Blair Corp)
Aaron Rents, Inc	Fashion Biz	O’Reilly Automotive, Inc.
ABX Logistics	Federated Systems Group, Inc.	Ozburn-Hessey Logistics
Always	Fiskars Brands, Inc.	Panalpina Management AG
American Eagle Outfitters, Inc	Fitness Quest, Inc.	Performance Warehouse
American Honda Motor Co., Inc.	Fruit of the Loom Limited	PETCO Animal Supplies, Inc.
Argos Limited	GENCO Distribution Systems, Inc.	Production Tool Supply Company
ASICS America Corporation	Gloria Jeans	PT Mataharii Putra Prima
Bally Technologies	GoldToeMoretz LLC	Reckitt Benckiser, Inc.
Barnes Distribution	GraysOnline	Restoration Hardware
Bed, Bath & Beyond	H E Butt Grocery (HEB)	Rhenus AG & Co. KG
Belk, Inc.	Hospira, Inc.	Safeway, Inc.
Belkin International, Inc.	IP Budin	School Apparel, Inc.
Birds Eye Foods, Inc.	Jefferson Smurfit Corporation	Seiwa Kaiun Co., Ltd.
Blackhawk Products Group	John Paul Mitchell Systems	Shenzheng Easttop Trade & Logistics
Burlington Coat Factory Warehouse Corporation	Jones Apparel Group, Inc.	SpeedFC, Inc.
Canadian Tire Corporation Limited	Kohl & Frisch, Ltd.	Spiegel Brands, Inc.
Casual Male Retail Group, Inc	Lakeshore Equipment Company	Springs Creative Product Group LLC
Citi Trends, Inc.	Lamps Plus, Inc.	Stride Rite Children’s Group Inc.
Conair Corporation	Laura Ashley Limited	Sultan Center Food Products Company
Converse, Inc.	Liberty Hardware Mfg. Corp.	Tesco Stores Limited
Cott Beverages USA	Matahari	Teters Floral Products, Inc.
Crocs, Inc.	McKesson Canada Corporation	Teva Pharmaceuticals USA, Inc.
Custom Building Products, Inc.	Meteor Controls International Ltd.	The Apparel Group
Dalepak Limited	Midwest Express Group	The Beistle Company
DENDRITE Interactive Marketing LLC	Mitsubishi Corporation LT, Inc.	The Tire Rack, Inc.

DHL Exel Supply Chain	National Freight, Inc.	TNT Fashion Logistics BV
Dick’s Sporting Goods, Inc.	Nelson Education Limited	US Foodservice
Domaxel	Nestle Nespresso SA	Volcom
Donaldson Europe BVBA	Nor-Cal Beverage Co., Inc.	VWR International LLC
East Bay	Northern Safety Co.	Warnaco Group, Inc.
Elecon	NWL Holdings, Inc.	Weetabix Ltd.
Electronics for Imaging, Inc.	NYK Logistics	Wincanton plc.
Elektra del Milenio SA de CV	O’Bryan Brothers, Inc.	Yazaki North America, Inc.
ElektroKompectService
     Our top five customers in aggregate accounted for 13%, 16% and 14% of total revenue for each of the years ended December 31, 2007, 2006 and 2005, respectively. No single customer accounted for more than 10% of revenue in 2007, 2006 or 2005.
Product Development
     Our development efforts are focused on: adding new functionality to existing solutions; integrating our various solution offerings; enhancing the operability of our solutions across distributed and alternative hardware platforms, operating systems and database systems; and developing new solutions. We believe that our future success depends in part upon our ability to continue to enhance existing solutions, to respond to dynamically changing customer requirements, and to develop new or enhanced solutions that incorporate new technological developments and emerging supply chain and industry standards. To that end, our development efforts frequently focus on base system enhancements and the incorporation into our solutions of new user requirements and features identified and created through customer and industry interactions and systems implementations. As a result, we are able to continue to offer our customers a packaged, highly configurable solution with increasing functionality rather than a custom-developed software program. We also have developed interface toolkits for most major ERP systems to enhance communication and improve data flows between our core solutions and our clients’ host systems.
     In the interest of informing our product strategy and research and development approaches with the most advanced thinking on supply chain opportunities, challenges and technologies, we leverage both internal and external science advisors. Our internal Research Team is comprised of Ph.D.-credentialed math and science experts who work on creating and solving algorithms and other constructs that advance the optimization capabilities and other aspects of our solutions. Our external Science Advisory Board unites the thinking of supply chain experts from leading educational institutions known for their supply chain disciplines, and practitioners from organizations deploying supply chain technology in innovative and market-advancing ways. Together, our Research Team and Science Advisory Board inform both the practical business approaches and the mathematical and scientific inventiveness of our solutions.
     We plan to principally conduct our development efforts internally in order to retain development knowledge and promote the continuity of programming standards; however, some projects that can be performed separately and/or require special skills may be outsourced. Periodically, we use third-party research and development companies to localize our products into Chinese, Danish, French, German, Japanese, Korean, Spanish and Swedish. We also established a development center in Bangalore, India during 2002, which now has approximately 550 research and development professionals.
     We continue to devote a significant portion of our research and development efforts to the enhancement and integration of all of our solutions. We have developed a release program which provides our customers with updates to our solutions. Our product development efforts will principally be focused on enhancing our existing solutions, developing new solutions and modules, and continuing to localize our solutions for various international markets.
     Our research and development expenses for the years ended December 31, 2007, 2006 and 2005 were $46.6 million, $41.5 million and $34.1 million, respectively. We intend to continue to invest significantly in product development.
Competition
     Our solutions are fully focused on the supply planning and execution markets, which are rapidly consolidating, intensely competitive and characterized by rapid technological change. The principal competitive factors affecting the market for our solutions include:

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
     We believe that we compete favorably with respect to each of these factors. Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise as a whole. Our existing competitors include:
•	the corporate information technology departments of current or potential customers capable of internally developing solutions;

•	Enterprise Resource Planning (ERP) vendors, including Oracle and SAP, among others;

•	supply chain execution vendors, including RedPrairie Corporation, SSA Global Technologies, Inc., Highjump Software LLC (a 3M company), CDC Software Asia Pacific Ltd. (a CDC Corporation company) and Sterling Commerce, Inc. (an AT&T company), among others;

•	supply chain planning vendors, including JDA Software Group, Inc., SAS Institute Inc. and i2 Technologies, Inc., among others; and

•	smaller independent companies that have developed are attempting to develop supply chain execution solutions and/or supply chain planning solutions that competes with our Supply Chain Solutions.
     We anticipate facing increased competition in the future from ERP and SCM applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. For instance, both Oracle and SAP have entered the market for supply chain management applications. To the extent such ERP and SCM vendors develop or acquire systems with functionality comparable or superior to our solutions, their significant installed customer bases, long-standing customer relationships and ability to offer a broad solution could provide them a significant competitive advantage over our solutions. In addition, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. We believe that the domain expertise required to continually innovate targeted supply chain technology, effectively and efficiently implement solutions, identify and attract sales opportunities, and compete successfully in the sales cycle provides us with a competitive advantage and is a significant barrier to market entry. However, some of our competitors have significant resources at their disposal, and the degree to which we will compete with these new products in the marketplace is still undetermined.
     Many of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader offering of products and a larger installed base of customers than we do. In order to be successful in the future, we must continue to respond promptly and effectively to technological change and competitors’ innovations. We cannot assure you that our current or potential competitors will not develop solutions comparable or superior in terms of price and performance features to those developed by us. In addition, we cannot assure you that we will not be required to make substantial additional investments in connection with our research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future. Increased competition may result in reductions in market share, pressure for price reductions and related reductions in gross margins, any of which could materially and adversely affect our ability to achieve our financial and business goals. We cannot give guarantee that in the future we will be able to successfully compete against current and future competitors.

International Operations: Segments
     Manhattan Associates has three reporting segments, based on geographic locations of its operations: the Americas, EMEA and APAC. For further information on our segments, see Note 8 to our consolidated financial statements. Our international revenue was approximately $68.7 million, $59.0 million and $54.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, which represents approximately 20%, 20% and 22% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have over 1,000 employees outside the United States. We have offices in Australia, China, France, Germany, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America.
Proprietary Rights
     We rely on a combination of copyright, trade secret, trademark, service mark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We have registered trademarks for Manhattan Associates and the Manhattan Associates logo, as well as for a number of products and product features. We also have trademark applications submitted for Manhattan SCOPE, SCOPE, Transportation Lifecycle Management, Order Lifecycle Management, Distributed Order Management, Extended Enterprise Management and Flow Management. We generally enter into confidentiality and assignment-of-rights agreements with our employees, consultants, clients and potential clients and limit access to, and distribution of, our proprietary information. We license our solutions to our customers and restrict the customer’s use for internal purposes without the right to sublicense the solutions. However, we believe that this provides us only limited protection. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot assure you that we will successfully deter misappropriation or independent third-party development of our technology or prevent an unauthorized third party from copying or obtaining and using our products or technology. In addition, policing unauthorized use of our solutions is difficult, and while we are unable to determine the extent to which piracy of our software solutions exist, as is the case with any software company, piracy could become a problem.
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
Employees
     As of December 31, 2007, we employed 2,241 full time employees, including 201 in sales and marketing, 1,096 in services, 772 in R&D and 172 in general and administration. By geography, we have 1,149 employees based in the Americas, 850 employees in India, 148 employees in EMEA, and 94 employees in APAC.

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
     Additionally, our code of business conduct and ethics and the charters of the Audit, Compensation and Nomination and Governance Committees of the Board of Directors are available on our website.
Item 1A. Risk Factors
     You should consider the following factors in evaluating our business or an investment in our common stock. If any of the following or other risks actually occurs, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.
     Our operating results are difficult to predict and could cause our stock price to fall. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to forecast for several reasons, including the following:
•	the varying sales cycle for our products and services from customer to customer, including multiple levels of authorization required by some customers;

•	the varying demand for our products;

•	customers’ budgeting and purchasing cycles;

•	delays in our implementations at customer sites;

•	timing of hiring new services employees and the rate at which these employees become productive;

•	timing of introduction of new products;

•	development and performance of our distribution channels; and

•	timing of any acquisitions and related costs.
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
     Most of our expenses, including employee compensation and rent, are relatively fixed. In addition, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses. As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. Although we have grown significantly during the past seven years, our prior growth rates may not be a good indicator of future operating results. You should not rely on our historical quarterly revenue and operating results to predict our future performance.
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
     We may not be able to continue to successfully compete with other companies. We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings. Our current competitors come from many segments of the software industry and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. We face competition for product sales from:
•	the corporate information technology departments of current or potential customers capable of internally developing solutions;

•	Enterprise Resource Planning (ERP) vendors, including Oracle and SAP, among others;

•	supply chain execution vendors, including RedPrairie Corporation, SSA Global Technologies, Inc., Highjump Software LLC (a 3M company), CDC Software Asia Pacific Ltd. (a CDC Corporation company) and Sterling Commerce, Inc. (an AT&T company), among others;

•	supply chain planning vendors, including JDA Software Group, Inc., SAS Institute Inc. and i2 Technologies, Inc., among others; and

•	smaller independent companies that have developed are attempting to develop supply chain execution solutions and/or supply chain planning solutions that competes with our Supply Chain Solutions.
     We may face increased competition in the future from ERP and SCM applications vendors and business application software vendors that may broaden their product offerings by internally developing or by acquiring or partnering with independent developers of supply chain execution software. Both Oracle and SAP have entered the market for SCM applications. To the extent such ERP and SCM vendors develop or acquire systems with functionality comparable or superior to our products, their significant installed customer bases, long-standing customer relationships and ability to offer a broad solution could provide a significant competitive advantage over our products. In addition, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.
     Many of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader offering of products, and a larger installed base of customers than we do. In order to be successful in the future, we must continue to respond promptly and effectively to technological change and competitors’ innovations. We cannot assure you that our current or potential competitors will not develop products comparable or superior in terms of price and performance features to those developed by us. In addition, we cannot assure you that we will not be required to make substantial additional investments in connection with our research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future. Increased competition may result in reductions in market share, pressure for price reductions and related reductions in gross margins, any of which could materially and adversely affect our ability to achieve our financial and business goals. We cannot guarantee that in the future we will be able to successfully compete against current and future competitors.
     Our pricing models may need to be modified due to price competition. The competitive markets in which we operate may oblige us to reduce our prices in order to contend with the pricing models of our competitors. If our competitors discount certain products or services, we may choose to lower prices on certain products or services in order to attract or retain customers. Any such price modifications would likely reduce margins and could adversely affect our results of operations.
     Our performance may be negatively impacted by macroeconomic or other external influences. We are a technology company selling technology-based solutions with total pricing, including software and services, in many cases, exceeding $1.0 million. Reductions in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our solutions. We believe that a deterioration in the current business climate within the United States and/or other geographic regions in which we operate, continued delays in capital spending, or the timing of deals closed could have a material adverse impact on our business and our ability to compete, and is likely to further intensify in our already intensely competitive markets.

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
     Our operating results may include foreign currency gains and losses. Due to our international operations, we conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results are positively affected when the dollar weakens in relation to other currencies but are negatively affected when the dollar strengthens in relation to other currencies. Fluctuations in the value of other currencies can significantly affect our revenues, expenses and operating results.
     Our operating results are substantially dependent on one line of business. We continue to derive our revenues from sales of our software and related services and hardware. Any factor adversely affecting the markets for SCM solutions could have an adverse effect on our business, financial condition and results of operations. Accordingly, our future operating results will depend on the demand for our products and related services and hardware by our customers, including new and enhanced releases that we subsequently introduce. We cannot assure you that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change or other factors would reduce our total revenues and harm our ability to maintain profitability.
     Our research and development activities may not generate significant returns. Developing our products and software is costly, and recovering our investment in product development may take a lengthy amount of time, if it occurs at all. We anticipate continuing to make significant investments in software research and development and related product opportunities because we believe that we must continue to allocate a significant amount of resources to our research and development activities in order to compete successfully. We cannot estimate with any certainty when we will, if ever, receive significant revenues from these investments.
     Our failure to manage the growth of our operations may adversely affect us. We plan to continue to increase the scope of our operations domestically and internationally. This growth may place a significant strain on our management systems and resources. If we are unable to manage our growth effectively, our business, financial condition and results of operations will be adversely affected. We may further expand domestically or internationally through internal growth or through acquisitions of related companies and technologies. For us to effectively manage our growth, we must continue to:

•	maintain continuity in our executive officers;

•	improve our operational, financial and management controls;

•	improve our reporting systems and procedures;

•	enhance management and information control systems;

•	develop the management skills of our managers and supervisors; and

•	attract, retain, train and motivate our employees.
     Our inability to attract, integrate and retain management and other personnel may adversely affect us. Our success greatly depends on the continued service of our executives, as well as our other key senior management, technical and sales personnel. Our success will depend on the ability of our executive officers to work together as a team. The loss of any of our senior management or other key professional services, research and development, sales and marketing personnel—particularly if they are lost to competitors could impair our ability to grow our business. We do not maintain key man life insurance on any of our executive officers.
     Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to perform the services we offer, and thus we may encounter increased compensation costs that are not offset by increased revenue. We cannot assure you that we will be able to attract and retain sufficient numbers of these highly skilled employees or to motivate them. Because of the complexity of the SCM market, we may experience a significant time lag between the date on which technical and sales personnel are hired and the time at which these persons become fully productive.
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
     Our employee retention and hiring may be hindered by immigration restrictions. Foreign nationals who are not U.S. citizens or permanent residents constitute a significant part of our professional U.S. workforce. Our ability to hire and retain these workers, and their ability to remain and work in the U.S. are impacted by laws and regulations as well as by processing procedures of various government agencies. Changes in laws, regulations or procedures may adversely affect our ability to hire or retain such workers and may affect our costs of doing business and/or our ability to deliver services.
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
     Our software may contain undetected errors or “bugs,” resulting in harm to our reputation and operating results. Software products as complex as those offered by us might contain undetected errors or failures when first introduced or when new versions are released. We cannot assure you, despite testing by us and by current and prospective customers, that errors will not be found in new products or product enhancements after commercial release. Any errors found could cause substantial harm to our reputation, result in additional unplanned expenses to remedy any defects, delay the introduction of new products and/or cause a loss in revenue. Further, such errors could subject us to claims from our customers for significant damages, and we cannot assure you that courts would enforce the provisions in our customer agreements that limit our liability for damages.
     Our failure to adequately protect our proprietary rights may adversely affect us. Our success and ability to compete is dependent in part upon our proprietary technology. We cannot assure you that we will be able to protect our proprietary rights against unauthorized third-party copying or use. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements, licensing arrangements, and contractual commitments, to establish and protect our proprietary rights. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our rights to the same extent, as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Any infringement of our proprietary rights could negatively impact our future operating results. Furthermore, policing the unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could negatively impact our future operating results.
     Our liability for intellectual property claims can be costly and result in the loss of significant rights. It is possible that third parties will claim that we have infringed their current or future products. We expect that SCM software developers like us will increasingly be subject to infringement claims as the number of products grows. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to pay monetary damages or to enter into royalty or licensing agreements, any of which could negatively impact our operating results. We cannot assure you that these royalty or licensing agreements, if required, would be available on terms acceptable to us, if at all. We cannot assure you that legal action claiming patent infringement will not be commenced against us, or that we would prevail in litigation given the complex technical issues and inherent uncertainties in patent litigation. If a patent claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software.

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
     Many acquisition candidates have significant intangible assets, and an acquisition of these businesses would likely result in significant amounts of goodwill and other intangible assets. Goodwill and certain other intangible assets are not amortized to income, but are subject to at least annual impairment reviews. If the acquisitions do not perform as planned, future charges to income arising from such impairment reviews could be significant. Likewise, future quarterly and annual earnings could be significantly adversely affected. In addition, these acquisitions could involve acquisition-related charges, such as one-time acquired research and development charges.
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
Item 1B. Unresolved Staff Comments
     As of December 31, 2007, we do not have any unresolved written comments which we received from the SEC not less than 180 days before December 31, 2007.
Item 2. Properties
     Our principal administrative, sales, marketing, support and research and development facility is located in approximately 176,000 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through September 30, 2018. We have additional offices throughout the United States under multi-year agreements in California, Massachusetts, and Indiana. We also occupy facilities outside of the United States under multi-year agreements in the United Kingdom, the Netherlands, Japan, China, Singapore, India and Australia. We also occupy offices under short-term agreements in other geographical regions. We believe our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.
Item 3. Legal Proceedings
     From time to time, we are party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any other legal proceeding the result of which it believes could have a material adverse impact upon its business, financial position or results of operations.
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
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq Global Select Market for the periods indicated:

Fiscal Period	High Price	Low Price
2007
First Quarter	$30.16	$26.18
Second Quarter	30.45	26.54
Third Quarter	30.67	25.19
Fourth Quarter	30.16	24.93

2006
First Quarter	$22.46	$20.74
Second Quarter	21.90	18.52
Third Quarter	25.49	18.05
Fourth Quarter	30.81	23.60
     On February 21, 2008, the last reported sales price of our common stock on the Nasdaq National Market was $22.85 per share. The number of shareholders of record of our common stock as of February 21, 2008 was approximately 39.
     We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.
     The following table provides information regarding our current equity compensation plans as of December 31, 2007:
Equity Compensation Plan Information

		Weighted-average	Number of securities
	Number of securities to be	exercise price of	remaining available for
	issued upon exercise of	outstanding	future issuance under
	outstanding options,	options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans
Equity compensation plans approved by security holders	6,157,307	$25.87	1,969,766
Equity compensation plans not approved by security holders	—	—	—

Total	6,157,307	$25.87	1,969,766

     Additional information regarding our equity compensation plans can be found in Note 2 of the Notes to our Consolidated Financial Statements.
     The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program for the quarter ended December 31, 2007. All repurchases were made on the open market.

				Maximum Number (or
			Total Number of Shares	Approximate Dollar Value)
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the Plans
Period	Shares Purchased	Paid per Share	Plans or Programs	or Programs (1)

October 1 - October 31, 2007	86,076	$29.22	86,076	$47,485,101
November 1 - November 30, 2007	741,985	$27.83	741,985	$26,835,294
December 1 - December 31, 2007	67,999	$26.99	67,999	$25,000,019

Total	896,060	$27.90	896,060	$25,000,019

(1)	On April 25, 2007, it was announced that Manhattan Associates’ Board of Directors increased the Company’s remaining repurchase authority to $75 million. On October 23, 2007, it was announced that the Board of Directors increased the Company’s remaining repurchase authority to $50 million.
Item 6. Selected Financial Data
     You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2007, 2006 and 2005, and the balance sheet data as of December 31, 2007 and 2006, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2004, and 2003 and the balance sheet data as of December 31, 2005, 2004, and 2003 are derived from the audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Statement of Income Data:
License revenue	$43,229	$49,886	$57,119	$66,543	$73,031
Total revenue	$196,814	$214,919	$246,404	$288,868	$337,401
Operating income	$30,494	$31,609	$30,277	$30,755	$43,058
Net income	$20,581	$21,634	$18,635	$19,331	$30,751
Earnings per diluted share	$0.67	$0.70	$0.64	$0.69	$1.13

	December 31,
	2003	2004	2005	2006	2007
			(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$155,403	$172,656	$93,675	$131,057	$72,772
Total assets	$266,608	$290,239	$273,398	$314,893	$271,660
Debt	$288	$148	$—	$—	$—
Shareholders’ equity	$224,158	$239,017	$205,398	$237,140	$185,705
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
Business Overview
     We are a leading developer and provider of supply chain solutions that help organizations optimize the effectiveness, efficiency, and strategic advantages of their supply chains. Our business is organized into three geographical reporting segments: Americas (North America and Latin America), EMEA (Europe, Middle East and Africa), and APAC (Asia Pacific). Each of these reporting segments has unique characteristics and faces different challenges and opportunities. In each of these segments, we provide solutions that consist of software, services and hardware, that coordinate people, workflows, assets, events and tasks holistically across the functions linked in a supply chain from planning through execution. These solutions also help coordinate the actions, data exchange and communication of participants in supply chain ecosystems, such as manufacturers, suppliers, distributors, trading partners, transportation providers, channels (such as catalogers, store retailers and Web outlets) and consumers.
     Our solutions are designed to help organizations optimize their supply chain operations holistically, from planning through execution. We call our portfolio of supply chain software solutions Manhattan SCOPETM (Supply Chain Optimization from Planning through Execution). SCOPE includes our five supply chain solution suites — Planning and Forecasting, Inventory Optimization, Order Lifecycle Management, Transportation Lifecycle Management and Distribution Management. For all of our solution suites, we offer services such as design, configuration, implementation, product assessment and training plus customer support and software enhancement subscriptions.
     For additional information regarding our supply chain software solutions, please refer to the Software Solutions section under Item 1, Business.
Application of Critical Accounting Policies and Estimates
     The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. We believe that estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between those estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions which we have identified as our critical accounting policies are: Revenue Recognition, Allowance for Doubtful Accounts, Valuation of Goodwill, Accounting for Income Taxes, Stock-based Compensation, and Business Combinations.
     Revenue Recognition
     Our revenue consists of revenues from the licensing and hosting of software, fees from implementation and training services (collectively, “professional services”), plus customer support services and software enhancements, and sales of hardware and other (other consists of reimbursements of out of pocket expenses incurred by professional services). All revenue is recognized net of any related sales taxes.
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
     The accounting related to license revenue recognition in the software industry is complex and affected by interpretations of the rules which are subject to change. Our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions decline, or if the financial condition of our customers deteriorates, we may be unable to determine that collectibility is probable, and we could be required to defer the recognition of revenue until we receive customer payments.
     Our services revenue consists of fees generated from professional services, customer support services and software enhancements related to our software products. Fees from professional services performed by us are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a proportional performance basis based on the hours incurred on discrete projects within an overall services arrangement. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancements are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.
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
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $13.0 million, $9.7 million and $8.1 million and for 2007, 2006, and 2005, respectively.
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

     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At December 31, 2007, our goodwill balance was $62.3 million.
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
     On January 1, 2007, we adopted the provisions of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, we recognized an increase of $2.6 million in the gross liability for unrecognized tax benefits, and recorded a corresponding deferred tax asset for future benefits of $0.7 million, with the net amount of $1.9 million accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, our unrecognized tax benefits totaled $7.6 million, of which $6.0 million, if recognized, would affect the effective tax rate.
     Stock-based compensation
     Prior to January 1, 2006, we accounted for our employee stock option plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost related to stock options was recognized in the Statements of Income for periods prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) for stock based compensation. As a result of adopting SFAS No. 123(R), our income before income taxes for 2007 and 2006 was $4.3 million and $6.6 million lower, respectively, and net income for 2007 and 2006 was $2.8 million and $5.3 million lower, respectively than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share were $0.11 and $0.10 lower in 2007, respectively, and each $0.19 lower in 2006 than if we had continued to account for share-based compensation under APB Opinion No. 25.
     We estimate the fair value of options granted on the date of grant using the Black-Scholes option pricing model. We base our estimate of fair value on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. We base our expected volatilities on a combination of the historical volatility of our stock and the implied volatility of publicly traded options (issued by third party) for our common stock. Due to the limited trading volume of publicly traded options for our common stock, we place a greater emphasis on historical volatility of our common stock. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. We base the risk-free interest rate on the rate for U.S. Treasury zero-coupon issues with a term approximating the expected term.
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
Recent Accounting Developments
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

     As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes for 2007 and 2006 was $4.3 million and $6.6 million lower, respectively, and net income for 2007 and 2006 was $2.8 million and $5.3 million lower, respectively than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share were $0.11 and $0.10 lower in 2007 and each measure was $0.19 lower in 2006 than if we had continued to account for share-based compensation under APB Opinion No. 25.
     The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Effective January 1, 2006, expected volatilities are based on a combination of historical volatility of our stock and implied volatility of publicly traded options for our common stock. Due to the limited trading volume of publicly traded options for our common stock, we place a greater emphasis on historical volatility of our common stock. Previously, we had relied exclusively on historical volatility, disregarding periods of time in which our share price was extraordinarily volatile because of company-specific circumstances that were not expected to recur. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a term approximating the expected term. The weighted-average grant-date fair value of options granted during 2007, 2006, and 2005 was $11.16, $11.26, and $11.72, respectively. We recognize compensation cost for awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. At December 31, 2007, the unamortized compensation cost related to stock option awards totaled $10.1 million, which is expected to be recognized over a weighted-average period of 1.6 years.
     In 2007, our shareholders approved a new Stock Incentive Plan. In conjunction with the adoption of the new plan, the Company lowered its annual stock options granted by approximately 50% and began to issue restricted stock awards; consequently stock option expense decreased $2.4 million in 2007 and restricted stock expense increased $1.8 million.
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
     The accelerated vesting of these stock options with exercise prices greater than the then-current market value—referred to as “out-of-the-money” or “underwater” options—was made primarily to avoid recognizing compensation expense in our future income statements upon the adoption of SFAS No. 123(R) for underwater options that we believed would not offer a sufficient incentive to our employees when compared to the future compensation expense that we would have incurred under SFAS No. 123(R).
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
     Adoption of FIN 48. On January 1, 2007, we adopted the provisions of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, we recognized an increase of $2.6 million in the gross liability for unrecognized tax benefits, and recorded a corresponding deferred tax asset for future benefits of $0.7 million, with the net amount of $1.9 million accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, our unrecognized tax benefits totaled $7.6 million, of which $6.0 million, if recognized, would affect the effective tax rate.
     Acquisition. On August 31, 2005, we acquired Evant, Inc. through a merger whereby Evant became a wholly-owned subsidiary of the Company. Evant is a provider of demand planning and forecasting and replenishment solutions to customers in the retail, manufacturing and distribution industries. The acquisition further diversified our product suite and expands our customer base. We paid an aggregate of $47.2 million in cash, and incurred $0.3 million in acquisition costs and $0.8 million of severance to eliminate duplicative functions. The $47.2 million includes $2.3 million of bonuses paid to employees not retained by us pursuant to an employee bonus plan approved by Evant’s management. In addition to the $47.2 million cash paid, we paid $2.8 million into escrow at closing for employee retention purposes pursuant to the Evant bonus plan to be distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and compensation expense was recognized ratably over the required employee retention period. During the third quarter of 2006, we completed the Evant retention bonus program and paid out the final bonuses.
     The acquisition of Evant was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The operating results of Evant are included in our financial statements beginning September 1, 2005.
     During 2007, we completed the analysis of the post-acquisition limitations on the use of Evant’s deferred tax assets. As a result, we recorded $8.3 million of deferred tax assets and reduced goodwill mainly for deductible research and development costs previously capitalized by Evant for tax purposes.
     Impairment Charge. In July 2003, we invested $2.0 million in a technology company. Based on our assessment of uncertainties associated with the fair value of our investment following an unsuccessful public offering during the third quarter of 2006, we have written down our investment by $0.3 million. Future impairment charges associated with this investment may be required in the event this company is unable to meet its strategic growth objectives.
     Legal Settlements. During the fourth quarter of 2006, we recorded $2.9 million pre tax ($2.5 million after tax, or $0.09 per fully diluted share) in legal settlement costs related to two litigation matters, one with a large German customer and one with a domestic customer regarding implementation of warehouse management systems. In both litigation matters, a settlement was reached in January 2007. The recorded charges represent our portion of the settlement agreed to with our insurance carrier.
Highlights of Full Year 2007 Consolidated Financial Results
     Summarized highlights for the full year 2007 results, as compared to 2006, are:
•	Total revenue increased 17% to $337.4 million;
o	License revenue increased 10% to $73.0 million;

o	Services revenue increased 16% to $226.2 million;
•	Operating income was $43.1 million, up 40% on higher license revenue; 2007 and 2006 includes $4.3 million and $6.6 million, respectively, of SFAS No. 123(R) stock option expense;

•	Diluted earnings per share was $1.13, increasing 64%;

•	Cash flow from operations was $38.3 million;

•	Cash and investments on hand at December 31, 2007 was $72.8 million; and

•	The Company repurchased 3,562,619 shares of common stock during the year totaling $99.9 million at an average price of $28.05. As of December 31, 2007, the Company had approximately $25.0 million remaining in share repurchase authority.
Results of Operations
     The following table summarizes selected financial data for the years ended December 31, 2007, 2006 and 2005. The 2007 and 2006 results include the adoption of SFAS 123(R):

	Year Ended December 31,
				% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
		(in thousands)
Revenue:
License	$73,031	$66,543	$57,119	10%	16%
Services	226,153	194,521	166,091	16%	17%
Hardware and other	38,217	27,804	23,194	37%	20%

Total revenue	337,401	288,868	246,404	17%	17%
Costs and expenses: (1)
Cost of license	5,334	5,796	4,700	-8%	23%
Cost of services	109,758	93,427	76,641	17%	22%
Cost of hardware and other	32,268	24,515	19,914	32%	23%
Research and development	46,594	41,468	34,139	12%	21%
Sales and marketing	53,406	45,888	40,302	16%	14%
General and administrative	33,366	29,143	22,047	14%	32%
Depreciation and amortization	13,617	13,247	12,074	3%	10%
Settlements and accounts receivable charges (2)	—	2,856	2,815	-100%	1%
Severance, restructuring, and acquisition charges (3)	—	1,503	3,495	-100%	-57%
Impairment charge (4)	—	270	—	-100%	—

Total costs and expenses	294,343	258,113	216,127	14%	19%

Income from operations	$43,058	$30,755	$30,277	40%	2%

Operating margin	12.8%	10.6%	12.3%

(1)	The results for 2007 and 2006 reflect the adoption of SFAS No. 123(R). During 2007, we recorded stock option expense of $4.3 million which is included in the following line items above: cost of services—$0.3 million; research and development—$0.7 million; sales and marketing—$1.4 million; and general and administrative—$1.9 million. During 2006, we recorded stock option expense of $6.6 million which is included in the following line items above: cost of services—$1.5 million; research and development—$1.1 million; sales and marketing—$1.5 million; and general and administrative—$2.5 million. Prior to 2006, we did not record expense for employee stock options. (See Note 2 to Consolidated Financial Statements).

(2)	Settlement and accounts receivable charges for 2006 represent legal settlements resulting from disputes over the implementation of our software. In 2005, these charges consisted of a bad debt provision for the entire amount of the accounts receivable due from a large customer with whom we settled in 2006.

(3)	Severance, restructuring, and acquisition charges for 2006 includes employee retention bonuses associated with the acquisition of Evant. In 2005, these charges consisted of: (i) $1.9 million of severance-related costs and employee retention bonuses associated with the acquisition of Evant; (ii) approximately $1.1 million in severance-related costs associated with the consolidation of our European operations into the Netherlands, United Kingdom and France; and (iii) $0.5 million in acquisition-related costs associated with an attempted acquisition that did not close.

(4)	The impairment charge for 2006 represents a charge against our $2 million investment in a technology company. Future impairment charges associated with this investment may be required in the event the invested Company is unable to meet its strategic growth objectives.
     We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. During 2007, 2006 and 2005, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Year Ended December 31,
				% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
		(in thousands)
Revenue:
License
Americas	$61,708	$57,579	$48,050	7%	20%
EMEA	9,311	5,285	5,579	76%	-5%
APAC	2,012	3,679	3,490	-45%	5%

Total License	$73,031	$66,543	$57,119	10%	16%

Services
Americas	$187,019	$158,603	$132,182	18%	20%
EMEA	25,617	20,793	23,064	23%	-10%
APAC	13,517	15,125	10,845	-11%	39%

Total Services	$226,153	$194,521	$166,091	16%	17%

Hardware and other
Americas	$35,595	$26,138	$20,690	36%	26%
EMEA	1,921	1,273	2,029	51%	-37%
APAC	701	393	475	78%	-17%

Total Hardware and other	$38,217	$27,804	$23,194	37%	20%

Total Revenue
Americas	$284,322	$242,320	$200,922	17%	21%
EMEA	36,849	27,351	30,672	35%	-11%
APAC	16,230	19,197	14,810	-15%	30%

Total Revenue	$337,401	$288,868	$246,404	17%	17%

Operating income:
Americas	$40,300	$32,747	$34,720	23%	-6%
EMEA	2,422	(2,817)	(4,353)	186%	35%
APAC	336	825	(90)	-59%	—

Total Operating income	$43,058	$30,755	$30,277	40%	2%

The results of our operations for year 2007, 2006, and 2005 are discussed below.
Revenue
     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; and sales of complementary radio frequency and computer equipment. We believe our revenue growth in the last two years is attributable to several factors, including, among others, our market leadership position as to breadth of product offerings, financial stability and a compelling return on investment proposition for our customers, increased services associated with implementations of our expanded product suite, geographic expansion, and the acquisition of Evant which provided us with a supply chain planning solution.

	Year Ended December 31,
				% Change		% of Total Revenue
	2007	2006	2005	2007 to 2006	2006 to 2005	2007	2006	2005
		(in thousands)
License	$73,031	$66,543	$57,119	10%	16%	22%	23%	23%
Services	226,153	194,521	166,091	16%	17%	67%	67%	67%
Hardware and other	38,217	27,804	23,194	37%	20%	11%	10%	10%

Total revenue	$337,401	$288,868	$246,404	17%	17%	100%	100%	100%

License revenue
Year 2007 compared with year 2006
     License revenue increased 10% in 2007 over 2006 driven by strong growth in our Americas and EMEA segments. Americas license and hosting revenues increased $4.1 million, or 7% and EMEA license revenue increased $4.0 million, or 76%, in 2007 over 2006. This increase was partially offset by a decline in APAC license sales of $1.7 million.
     License sales mix across our product suite remained strong with approximately 52% of our sales in our warehouse management solutions and 48% in non-warehouse management solutions in 2007. Revenue from our core warehouse management solutions grew 2% and non-warehouse management solutions grew 20% in 2007 over 2006. From period to period, we continue to see an increase in the diversity of products purchased from us by new and existing customers as our newer products gain greater market acceptance. This diversification is contributing to the fluctuations in the sales mix of our solutions groups.
Year 2006 compared with year 2005
     License revenue increased 16% in 2006 over 2005 driven by strong growth in our Americas segment. The Americas license and hosting revenues increased $9.5 million, or 20%, in 2006 over 2005. This increase was partially offset by declines in EMEA license sales of $0.3 million, or 5%. APAC license revenue increased $0.2 million. A number of factors impacted revenue growth in our international segments including continued weakness in the general European economy, particularly in the capital spending environment for large information technology projects. License sales mix across our product suite remained strong with approximately 60% of sales in our warehouse management solutions and 40% in non-warehouse management solutions in 2006. With our expanded suite of supply chain solutions we continued to see solid growth in both our core warehouse management solutions with 20% growth and non-warehouse management solutions with 12% growth in 2006 over 2005.
Services revenue
Year 2007 compared with year 2006
     Services revenue increased $31.6 million, or 16% in 2007 over 2006 principally due to a 16% increase of professional services revenue required to implement larger projects, increased license sales and existing customer upgrades to more current versions of our offerings and a 15% increase in revenue from software enhancement agreements. The Americas segment led the growth with an increase in services revenue of $28.4 million, or 18%, from 2006 to 2007. Services revenue in EMEA also increased by $4.8 million, or 23%, from 2006 to 2007. These increases were partially offset by a decrease in APAC services revenue of $1.6 million, from 2006 to 2007 due to the lack of large license deals closed in 2007.
Year 2006 compared with year 2005
     Services revenue increased 17% in 2006 over 2005 principally due to a 16% increase of professional services revenue required to implement larger projects, increased license sales and existing customer upgrades to more current versions of our offerings and a 20% increase in revenue from software enhancement subscription agreements. The Americas segment led the growth with an increase in services revenue of $26.4 million, or 20%, from 2005 to 2006. Services revenue in APAC also increased by $4.3 million, or 39%, from 2005 to 2006. These increases were offset by a decrease in EMEA services revenue of $2.3 million, or 10%, from 2005 to 2006 due to the lack of large license deals closed in the first three quarters of 2006.
     Over the past several years, we have experienced pricing pressures with regard to our services. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. Our services revenue growth has been and will likely continue to be affected by the mix of products sold. In our traditional warehouse management solutions, we see a continued shift to open source solutions moving away from the System i (iSeries, AS/400). Further, the individual engagements involving our non-warehouse management solutions typically require less implementation services; however, the number of engagements continues to grow.
Hardware and other
     Sales of hardware increased $7.0 million, or 39% in 2007 over 2006. Sales of hardware increased $2.9 million, or 20% in 2006 over 2005. Over 90% of this revenue is generated from the Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For 2007, 2006 and 2005, reimbursements by customers for out-of-pocket expenses were approximately $13.0 million, $9.7 million and $8.1 million, respectively.
Cost of Revenue

	Year Ended December 31,
				% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
		(in thousands)
Cost of license	$5,334	$5,796	$4,700	-8%	23%
Cost of services	109,758	93,427	76,641	17%	22%
Cost of hardware and other	32,268	24,515	19,914	32%	23%

Total cost of revenue	$147,360	$123,738	$101,255	19%	22%

Cost of License
     Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased $0.5 million, or 8% to $5.3 million in 2007. Cost of licenses increased $1.1 million, or 23%, in 2006 compared with 2005. The increase in cost of license in 2006 is attributable to a 16% increase in license revenue, which drove increases in royalties expense and hosting service costs.
Cost of Services
     Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in 2007 and 2006 was primarily due to increases in salary-related costs resulting from: (i) a 22% and 21% increase, respectively, in the average number of personnel dedicated to the delivery of professional services; (ii) an increase of $2.7 million and $1.3 million, respectively, in bonus expense based on our cumulative performance relative to internal plans; and (iii) $1.5 million of stock option expense in 2006 due to the adoption of SFAS No. 123(R) on January 1, 2006. In 2007, stock compensation expense decreased $1.1 million due to completed expense vesting of options issued prior to 2006 combined with a reduction in stock awards granted.
     The services gross margin decreased 60 basis points and 190 basis points to 51.4% and 52.0% in 2007 and 2006, respectively. The reduction in the services gross margin in 2007 was caused by the more intricate services work required as our sales mix shifts from our heritage System i platform to our Open Systems platform. The decrease in the services gross margin in 2006 was attributable to the $1.5 million of incremental stock option expense as well as further investment in new product implementations. The implementation of our newer products is more costly due to the lower maturity level of the product and integration requirements with multiple third party hardware and software products.
Cost of Hardware and other
     Cost of hardware increased to approximately $19.2 million, $14.8 million, and $11.9 million in 2007, 2006 and 2005, respectively, as a direct result of increase in sales of hardware. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $13.0 million, $9.7 million and $8.1 million for 2007, 2006 and 2005, respectively. The increase in reimbursed out-of-pocket expenses is due to increased travel related to the increase in services projects.
Operating Expenses

	Year Ended December 31,
				% of Revenue
	2007	2006	2005	2007	2006	2005
	(in thousands)
Research and development	$46,594	$41,468	$34,139	14%	14%	14%
Sales and marketing	53,406	45,888	40,302	16%	16%	16%
General and administrative	33,366	29,143	22,047	10%	10%	9%
Depreciation and amortization	13,617	13,247	12,074	4%	5%	5%
Settlement and accounts receivable charges	—	2,856	2,815	0%	1%	1%
Severance, restructuring, and acquisition charges	—	1,503	3,495	0%	1%	1%
Impairment charge	—	270	—	0%	0%	0%
Research and Development
     Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses increased $5.1 million, or 12% in 2007 primarily attributable to: (i) increases in the number of personnel dedicated to ongoing research and development activities (the number of research and development personnel increased 8% to 772 at December 31, 2007 as compared to 713 at December 31, 2006) and (ii) $1.2 million in bonus expense.
     The increase in research and development expenses in 2006 is principally attributable to: (i) $1.1 million of stock compensation expense in 2006 resulting from the adoption of SFAS No. 123(R) on January 1, 2006 (ii) increases in the number of personnel dedicated to ongoing research and development activities (the number of research and development personnel increased 20% to 713 at December 31, 2006 as compared to 592 at December 31, 2005); (iii) annual compensation increases for 2006 and 2005, effective January 1, 2006 and May 1, 2005, respectively; and (iv) increases in contract labor expense relating to development in the planning and replenishment area.
     Our principal research and development activities during 2007, 2006 and 2005 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service oriented architecture based application framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions.
     For the years ended December 31, 2007, 2006, and 2005, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Sales and Marketing
     Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $7.5 million, or 16% and $5.6 million, or 14% in 2007 and 2006, respectively. The incremental sales and marketing expense are primarily attributable to: (i) $3.3 million and $1.5 million increase in compensation in 2007 and 2006, respectively, caused by increase in sales and marketing headcount; (ii) $1.5 million and $1.0 million increase in bonus and incentive compensation expense in 2007 and 2006, respectively, relating to the higher license fees in 2007; (iii) $1.1 million and $1.0 million increase in travel and travel-related expenses in 2007 and 2006, respectively; (iv) $0.7 million increase in our marketing programs in 2007; and (vi) $1.9 million and $1.5 million of stock compensation expense in 2007 and 2006, respectively, resulting from the adoption of SFAS No. 123(R) on January 1, 2006.
General and Administrative
     General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses of $4.2 million from 2006 to 2007 was attributable to: (i) $2.5 million increase in salary-related costs and bonuses resulting from additional personnel combined with annual compensation increases and higher earnings; (ii) an increase of $0.3 million in stock compensation expense; partially offset by (iii) a decrease of approximately $0.1 million in recoveries of previously expensed sales tax resulting from the expiration of the sales tax audit statutes in certain states.
     The change in general and administrative expenses in from 2005 to 2006 was attributable to: (i) $2.5 million of stock compensation expense in 2006 resulting from the adoption of SFAS No. 123(R) on January 1, 2006; (ii) an increase in salary-related costs resulting from additional personnel combined with annual compensation increases, effective January 1, 2006; and (iii) an increase of approximately $0.7 million in legal fees mainly related to the legal settlements discussed previously. These increases were partially offset by approximately $0.3 million of recoveries of previously expensed sales tax resulting from the expiration of the sales tax audit statutes in certain states.
Depreciation and Amortization
     Depreciation expense amounted to $9.0 million, $8.4 million and $7.6 million, during 2007, 2006, and 2005, respectively. Amortization of intangibles amounted to $4.6 million, $4.9 million and $4.5 million during 2007, 2006, and 2005, respectively. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Evant in August 2005, eebiznet in July 2004, Avere, Inc. in January 2004, ReturnCentral, Inc. in June 2003, and Logistics.com, Inc. in December 2002. The decrease of $0.3 million in 2007 was mainly associated with certain intangible assets related to prior acquisitions which became fully amortized. The increase in 2006 was attributable to the intangible asset amortization expense from the Evant acquisition, which totaled approximately $2.7 million during the year.
Settlement and accounts receivable charges
     The $2.9 million pretax ($2.5 million after-tax or $0.09 per fully diluted share) in legal settlement costs in 2006 relate to two litigation matters, one with a large German customer and one with a domestic customer regarding implementation of warehouse management systems. In both litigation matters, a settlement was reached in January 2007. The recorded charges represent our portion of the settlement agreed to with our insurance carrier, subsequent to December 31, 2006. During 2005, we recorded a significant write-off of $2.8 million in accounts receivable from the German customer with whom we settled in 2006 resulting from a dispute over the implementation of our software.
Severance, restructuring and acquisition charges
     The $1.5 million of charges for 2006 represent employee retention bonuses incurred in connection with the Evant acquisition. At the closing of the Evant acquisition, $2.8 million was deposited into escrow for employee retention purposes and was distributed to employees upon completion of up to 12 months of service with us. The $2.8 million was recorded as a prepaid asset, and was recognized as compensation expense ratably over the required employee retention period. During 2006, we completed the Evant retention bonus program and paid out the final bonuses. The charges of $3.5 million recorded in 2005 included the following: (i) $1.9 million of severance-related costs and retention bonuses discussed above associated with the acquisition of Evant; (ii) approximately $1.1 million in severance-related costs associated with the consolidation of our European operations into the Netherlands, United Kingdom and France; and (iii) $0.5 million in acquisition-related costs associated with an attempted acquisition that did not close. As part of the restructuring in Europe, we eliminated 17 sales and professional services positions throughout Europe. The severance-related costs associated with Evant consisted primarily of one-time payments to employees not retained due to duplicative functions. The acquisition-related costs incurred consisted of outside legal and accounting due diligence expenses.
Impairment charge
     In July 2003, we invested $2.0 million in a technology company. Based on our assessment of uncertainties associated with the fair value of our investment following an unsuccessful public offering during the third quarter of 2006, we wrote down our investment by $0.3 million. Future impairment charges associated with this investment may be required in the event this company is unable to meet its strategic growth objectives.
Operating Income
Income from Operations
     Operating income in 2007 increased by $12.3 million on consolidated revenue growth of 17%. Operating margins increased to 12.8% from 10.6% in 2006. The incremental profit contribution and margin was largely driven by the following factors: (i) record revenue and operating profit; (ii) settlement charges, acquisition charges and impairment charges of $2.9 million, $1.5 million and $0.3 million in 2006, respectively, which collectively increased our operating margin by 137 basis points in 2007; and (iii) reduction in stock compensation expense of $0.6 million in 2007. Operating income in the Americas segment increased by $7.6 million, or 23%, due to the decline in stock compensation expense of $0.4 million as well as acquisition related charges of $1.5 million and legal settlements of $0.8 million in 2006. Operating income in EMEA improved by $5.2 million, or 186% on record revenues and the $2.0 million of settlements charges in 2006, plus $0.2 million reduction in stock compensation expense. Operating income for APAC decreased by $0.5 million mainly due to lower revenue.
     Operating income in 2006 increased by $0.5 million on consolidated revenue growth of 17%. Operating margins declined from 12.3% in 2005 to 10.6% in 2006. The incremental profit contribution and margin decline given our strong revenue performance in 2006 was largely driven by four factors: (i) stock option expense of $6.6 million in 2006 incurred due to the adoption of SFAS No. 123(R) on January 1, 2006 which reduced our operating margin by 230 basis points; (ii) strong services revenue growth and investment in new product sales drove higher professional services headcount, lowering service margins; (iii) continued investment in research and development expansion in our India operations; and (iv) higher incremental expenses associated with the Evant acquisition. Operating income in the Americas segment decreased by $2.0 million, or 6%, due to incremental stock option expense of $6.2 million as well as legal settlements of $0.8 million. Operating losses in EMEA improved by $1.5 million, or 35% due to the completion of the restructuring plan in 2005 and the decrease in settlements and receivables charges of $0.8 million, offset by incremental stock option expense of $0.4 million. Operating income for APAC improved by $0.9 million mainly due to increased revenue growth.
Other Income and Income Taxes

	Year Ended December 31,
				% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
Other income, net	$4,608	$3,638	$2,677	27%	36%
Income tax provision	16,915	15,062	14,319	12%	5%
Other Income, net
     Other income, net primarily includes interest income and foreign currency gains and losses. Interest income was $3.4 million, $3.4 million and $3.8 million for the year ended December 31, 2007, 2006 and 2005, respectively.

The decrease of $0.4 million in interest income in 2006 compared to 2005 was due to overall lower average cash balances driven by our share repurchase programs. Interest income remained consistent from 2006 to 2007. The weighted-average interest rate earned on investment securities was 3.8% at December 31, 2007 compared to 3.5% at December 31, 2006 and 2.9% at December 31, 2005. We recorded a net foreign currency gain of $1.2 million in 2007 as compared to a net foreign currency gain of $0.2 million in 2006 and a net foreign currency loss of $1.1 million in 2005. The foreign currency gains and losses resulted from gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee, the British Pound and the Euro.
Income Tax Provision
     Our effective income tax rates were 35.5%, 43.8% and 43.5% in 2007, 2006 and 2005, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The lower effective tax rate in 2007 compared to 2006 was primarily attributable to higher deductible stock option expense and the impact of legal settlements in 2006, partially offset by tax on certain intercompany balances. The higher effective tax rate for 2006 was driven by non-deductible stock option expense ($6.6 million pre-tax, $5.3 million after-tax) resulting from our adoption of SFAS No. 123(R) on January 1, 2006. Additionally, we were unable to take a tax benefit on $2.0 million of the $2.9 million of legal settlements as this charge related to a foreign subsidiary with tax losses. The provision for income taxes in 2005 does not include $1.9 million of tax benefits realized from stock options exercised during the year. These tax benefits reduce our income tax liabilities and are included in additional paid-in capital.
Liquidity and Capital Resources
     During 2007, 2006, and 2005, we funded our operations through cash generated from operations. As of December 31, 2007, we had $72.8 million in cash, cash equivalents and investments as compared to $131.1 million at December 31, 2006. The decrease between periods was primarily due to the repurchase of shares of our common stock.
     Our operating activities provided cash of $38.3 million, $44.1 million and $33.4 million in 2007, 2006, and 2005, respectively. Cash from operating activities for 2007 decreased $5.8 million compared to 2006 principally attributable to an increase in account receivable driven by record revenues that increased days sales outstanding to 79 days at December 31, 2007 as compared to 73 days at December 31, 2006. Cash from operating activities for 2006 increased on record cash collections, resulting in a decrease in days sales outstanding to 73 days at December 31, 2006 as compared to 81 days at December 31, 2005.
     Our investing activities provided cash of approximately $75.1 million during the year ended December 31, 2007, primarily from the net maturities of investments of $84.5 million which was used mainly to fund stock repurchases, partially offset by payments of $9.4 million in capital equipment to support our business and infrastructure. During 2006, our investing activities used cash of approximately $47.9 million, primarily for the purchase of approximately $9.6 million in capital equipment to support our business and infrastructure and $38.1 million in net investments. During 2005, our investing activities provided cash of approximately $3.8 million from net maturities and sales of investments of $61.1 million, partially offset by payments in connection with the Evant acquisition of approximately $48.3 million and purchases of capital equipment of $8.5 million.
     Our financing activities used cash of approximately $88.3 million in 2007, provided cash of approximately $2.5 million in 2006 and used cash of $54.4 million in 2005. The principal use of cash for financing activities was to repurchase shares of our common stock for approximately $99.9 million, $16.0 million and $61.0 million in 2007, 2006, and 2005, respectively. These repurchases were partially offset by the proceeds from the issuance of our common stock pursuant to the exercise of stock options of $10.9 million, $16.2 million and $6.7 million in 2007, 2006, and 2005, respectively. As of December 31, 2007, we had $25.0 million of Board approved share repurchase authority remaining.
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

New Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. We discuss our adoption of FIN 48 and the adoption’s effects in Note 3, Income Taxes, to our Consolidated Financial Statements in this annual report.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect that the implementation of SFAS No. 157 will have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements,” and No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for the entity’s fiscal year that begins after November 15, 2007. We do not expect that the implementation of SFAS No. 159 will have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We are currently assessing the potential impact of adopting SFAS No. 141(R) on our consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51,” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect that the implementation of SFAS No. 160 will have a material impact on our consolidated financial statements.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     Our principal commitments as of December 31, 2007, consist of obligations under operating leases. We expect to fulfill all of the following commitments from our working capital. We have no off-balance sheet arrangements within the meaning of SEC rules.

     Lease Commitments
     We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2018. Rent expense for these leases aggregated $6.7 million, $7.0 million and $6.3 million during 2007, 2006, and 2005, respectively.
     The following table summarizes our contractual commitments as of December 31, 2007 (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter

Non-cancelable operating leases	$50,199	$4,995	$6,058	$5,065	$4,301	$4,198	$25,582
     Indemnifications
     Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer, as well as our modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these agreements as of December 31, 2007.
     Warranties
     We warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2007.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Business
     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, Germany, France, Australia, Japan, China, Singapore and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. The appreciation in the Rupee in 2007 drove significant pressure on the Company operating margins and earnings per share.

     We recognized a foreign exchange rate gain of $1.2 million and $0.2 million in 2007 and 2006, respectively, and a foreign exchange rate loss of $1.1 million in 2005. Foreign exchange rate transaction gains and losses are classified in “Other income (loss), net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2007 and 2006 relative to the US dollar would result in changes of approximately $1.0 million and $1.4 million in the reported foreign currency gain or loss, respectively.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities was 3.8% at December 31, 2007 as compared to 3.5% at December 31, 2006. The fair value of cash equivalents and investments held at December 31, 2007 and 2006 was $58.5 million and $121.9 million, respectively. Based on the average investments outstanding during 2007 and 2006, increases or decreases of 25 basis points would result in increases or decreases to interest income of approximately $0.1 million and $0.1 million in 2007 and 2006, respectively, from the reported interest income.
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
     As of the end of the Company’s 2007 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 was effective.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report appearing on page 41, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
President and Chief Executive Officer

/s/ Dennis B. Story
Dennis B. Story
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
The Board of Directors and Shareholders
Manhattan Associates, Inc. and Subsidiaries
We have audited Manhattan Associates, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Manhattan Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Manhattan Associates, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2007 of Manhattan Associates, Inc. and subsidiaries and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders
Manhattan Associates, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006 and Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Manhattan Associates, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 22, 2008

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
License	$73,031	$66,543	$57,119
Services	226,153	194,521	166,091
Hardware and other	38,217	27,804	23,194

Total revenue	337,401	288,868	246,404

Costs and expenses:
Cost of license	5,334	5,796	4,700
Cost of services	109,758	93,427	76,641
Cost of hardware and other	32,268	24,515	19,914
Research and development	46,594	41,468	34,139
Sales and marketing	53,406	45,888	40,302
General and administrative	33,366	29,143	22,047
Depreciation and amortization	13,617	13,247	12,074
Settlement and account receivable charges	—	2,856	2,815
Asset impairment charge	—	270	—
Acquisition-related charges	—	1,503	3,495

Total cost sand expenses	294,343	258,113	216,127

Operating income	43,058	30,755	30,277

Interest income , net	3,390	3,443	3,796
Other income (loss ), net	1,218	195	(1,119)

Income before income taxes	47,666	34,393	32,954
In come tax provision	16,915	15,062	14,319

Net income	$30,751	$19,331	$18,635

Basic earnings per share	$1.17	$0.71	$0.65

Diluted earnings per share	$1.13	$0.69	$0.64

Weighted average number of shares:
Basic	26,174	27,183	28,690

Diluted	27,329	27,971	29,297

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets :
Cash and cash equivalents	$44,675	$18,449
Short term investments	17,904	90,570
Accounts receivable, net of a $6,618 and $4,901 allowance for doubtful accounts in 2007 and 2006, respectively	72,534	60,937
Deferred income taxes	6,602	5,208
Prepaid expenses	6,777	8,667
Other current assets	1,869	3,272

Total current assets	150,361	187,103

Property and equipment, net	24,421	15,850
Long-term investments	10,193	22,038
Acquisition-related intangible assets, net	9,691	14,344
Goodwill, net	62,285	70,361
Deferred income taxes	9,846	481
Other assets	4,863	4,716

Total assets	$271,660	$314,893

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,112	$11,716

Accrued compensation and benefits	19,357	16,560
Accrued and other liabilities	10,040	13,872
Deferred revenue	31,817	29,918
Income taxes payable	8,156	4,006

Total current liabilities	78,482	76,072

Deferred rent — long -term	6,781	210
Deferred income taxes	—	913
Other non-current liabilities	692	558

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2007 or 2006	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 24,899,919 shares issued and outstanding in 2007 an d 27,610,105 shares issued and outstanding in 2006	249	276
Additional paid -incapital	17,744	98,704
Retained earnings	165,189	136,321
Accumulated other comprehensive income	2,523	1,839

Total shareholders ‘ equity	185,705	237,140

Total liabilities and shareholders’ equity	$271,660	$314,893

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$30,751	$19,331	$18,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,617	13,247	12,074
Stock compensation	6,199	6,762	184
Tax benefit of options exercised	1,835	4,546	1,920
Excess tax benefits from stock based compensation	(721)	(2,519)	—
Deferred income taxes	(2,759)	(574)	1,368
Unrealized foreign currency (gain) loss	(1,419)	(317)	1,346
Loss on disposal of equipment	12	22	76
Asset impairment charge	—	270	—

Changes in operating assets and liabilities, net of acquisitions :
Accounts receivable, net	(10,618)	(1,617)	(8,692)
Other assets	3,451	(1,884)	(5,982)
Accounts payable, accrued and other liabilities	(5,339)	3,814	7,403
Income taxes	1,528	367	1,359
Deferred revenue	1,737	2,672	3,694

Net cash provided by operating activities	38,274	44,120	33,385

Investing activities:
Purchases of property and equipment	(9,401)	(9,641)	(8,488)
Purchases of available-for-sale investments	(688,172)	(831,932)	(870,123)
Maturies and sales of available-for-sale investments	772,689	793,799	931,247
Payments in connection with various acquisitions	—	(126)	(48,789)

Net cash provided by (used in) investing activities	75,116	(47,900)	3,847

Financing activities:
Purchase of common stock	(99,931)	(16,029)	(61,011)
Proceeds from issuance of common stock from options exercised	10,910	16,156	6,672
Excess tax benefits from stock based compensation	721	2,519	—
Payment of capital lease obligations	—	(147)	(104)

Net cash (used in) provided by financing activities	(88,300)	2,499	(54,443)

Foreign currency impact on cash	1,136	311	(799)

Net change in cash and cash equivalents	26,226	(970)	(18,010)
Cash and cash equivalents at beginning of period	18,449	19,419	37,429

Cash and cash equivalents at end of period	$44,675	$18,449	$19,419

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$5	$19

Cash paid for taxes	$16,261	$10,371	$9,098

Noncash investing activity:
Tenant improvements funded by landlord	$7,918	$—	$—

The accompanying notes are an integral part of these Consolidated Statements of Cashflows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	Income Loss)	Compensation	Equity
Balance at December 31, 2004	29,580,724	$296	$139,871	$98,355	$882	$(387)	$239,017
Repurchase of common stock	(2,827,200)	(28)	(60,983)	—	—	—	(61,011)
Stock option exercises	453,736	4	6,668	—	—	—	6,672
Tax benefit from stock options exercised	—	—	1,920	—	—	—	1,920
Amortization of deferred compensation	—	—	—	—	—	184	184
Foreign currency translation adjustment	—	—	—	—	(37)	—	(37)
Unrealized gain on investments	—	—	—	—	18	—	18
Net income	—	—	—	18,635	—	—	18,635

Balance, December 31, 2005	27,207,260	272	87,476	116,990	863	(203)	205,398
Repurchase of common stock	(773,301)	(8)	(16,021)	—	—	—	(16,029)
Reclassification of deferred compensation	—	—	(203)	—	—	203	—
Stock option exercises	1,176,146	12	16,144	—	—	—	16,156
Tax effects of stock based compensation	—	—	4,546	—	—	—	4,546
Restricted stock expense	—	—	119	—	—	—	119
Stock option expense	—	—	6,643	—	—	—	6,643
Foreign currency translation adjustment	—	—	—	—	757	—	757
Unrealized gain on investments	—	—	—	—	219	—	219
Net income	—	—	—	19,331	—	—	19,331

Balance, December 31, 2006	27,610,105	276	98,704	136,321	1,839	—	237,140

Repurchase of common stock	(3,562,619)	(36)	(99,895)	—	—	—	(99,931)
Stock option exercises	580,433	6	10,904	—	—	—	10,910
Stock option expense	—	—	4,274	—	—	—	4,274
Restricted stock issuance/expense	272,000	3	1,922	—	—	—	1,925
Tax effects of stock based compensation	—	—	1,835	—	—	—	1,835
Foreign currency translation adjustment	—	—	—	—	678	—	678
Unrealized gain on investments	—	—	—		6	—	6
Adoption of FIN 48	—	—	—	(1,883)	—	—	(1,883)
Net income	—	—	—	30,751	—	—	30,751

Balance, December 31, 2007	24,899,919	$249	$17,744	$165,189	$2,523	$—	$185,705

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Net income	$30,751	$19,331	$18,635

Other comprehensive income (loss), net of tax:
Foreign currency transaction adjustment	678	757	(37)
Unrealized gain (loss) on investment, net of tax of $4, $135 and ($11) in 2007, 2006 and 2005, respectively	6	219	18

Other comprehensive income (loss)	684	976	(19)

Comprehensive income	$31,435	$20,307	$18,616

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Manhattan Associates, Inc. (“Manhattan” or the “Company”) is a developer and provider of supply chain solutions that help organizations optimize the effectiveness, efficiency, and strategic advantages of their supply chains. The Company’s solutions consist of software, services and hardware, which coordinate people, workflows, assets, events and tasks holistically across the functions linked in a supply chain from planning through execution. These solutions also help coordinate the actions, data exchange and communication of participants in supply chain ecosystems, such as manufacturers, suppliers, distributors, trading partners, transportation providers, channels (such as catalogers, store retailers and Web outlets) and consumers.
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
     Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. The Company’s sales are primarily to companies located in the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
receivable, net as of December 31, 2007 for the Americas, EMEA and APAC companies were $61.3 million, $7.7 million and $3.5 million, respectively. Accounts receivable, net as of December 31, 2006 for the Americas, EMEA and APAC companies were $47.2 million, $7.0 million and $6.7 million, respectively.
     The Company’s top five customers in aggregate accounted for 13%, 16% and 14% of total revenue in the period the related sales were recorded for each of the years ended December 31, 2007, 2006, and 2005, respectively. No single customer accounted for more than 10% of revenue in the years ended December 31, 2007, 2006, and 2005 or for more than 10% of accounts receivable as of December 31, 2007 and 2006.
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
     In July 2003, the Company invested $2.0 million in a technology company. The investment has been accounted for under the cost method, and is included in “Other Assets” on the consolidated balance sheets. Based on the Company’s assessment of uncertainties associated with the fair value of the investment following an unsuccessful public offering, the Company has written down its investment by $0.3 million during 2006. The $0.3 million charge is included in impairment charge in the consolidated statements of income. Future impairment charges associated with this investment may be required in the event this company is unable to meet its strategic growth objectives.
     The following is a summary of the available-for-sale securities (in thousands):

		Unrealized	Unrealized	Market	Cash and	Short-term	Long-term
	Cost	gains	losses	Value	Equivalents	Investments	Investments

December 31, 2007
Investments:
State and local obligations	$29,123	$38	$—	$29,161	$2,182	$17,904	$9,075
U.S. corporate commercial paper	29,300	21	—	29,321	28,203	—	1,118

Total	$58,423	$59	$—	$58,482	$30,385	$17,904	$10,193

		Unrealized	Unrealized	Market	Cash and	Short-term	Long-term
	Cost	gains	losses	Value	Equivalents	Investments	Investments

December 31, 2006
Investments:
State and local obligations	$102,631	$3	$—	$102,634	$324	$90,570	$11,740
U.S. corporate commercial paper	19,339	—	54	19,285	8,987	—	10,298

Total	$121,970	$3	$54	$121,919	$9,311	$90,570	$22,038

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
     Following is a summary of the Company’s future available-for-sale investment maturities as of December 31, 2007:

Less than 1 year	$43,758
1 to 5 years	10,193
5 years to 10 years	—
Over 10 years	4,531

Total	$58,482

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
     The Company’s international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the future results could be materially adversely impacted by changes in these or other factors. The Company recognized a foreign exchange rate gain on intercompany balances of $1.2 million and $0.2 million in 2007 and 2006, respectively, and a foreign exchange rate loss on intercompany balances of $1.1 million in 2005. Foreign exchange rate transaction gains and losses are classified in “Other income (loss), net” on the Consolidated Statements of Income.
     Revenue Recognition
     The Company’s revenue consists of revenues from the licensing and hosting of software, fees from implementation and training services (collectively, “professional services”), plus customer support and software

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
enhancements, and sales of hardware and other revenues (other revenues consists of reimbursements of out of pocket expenses incurred in connection with the Company’s professional services). All revenue is recognized net of any related sales taxes.
     The Company recognizes license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), promulgated by the American Institute of Certified Public Accountants, specifically when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (a) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (b) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (c) all revenue-recognition criteria in SOP 97-2, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement, are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.
     The accounting related to license revenue recognition in the software industry is complex and affected by interpretations of the rules which are subject to change. Judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions decline, or if the financial condition of customers deteriorate, the Company may be unable to determine that collectibility is probable, and the Company could be required to defer the recognition of revenue until the Company receives customer payments.
     The Company’s services revenue consists of fees generated from professional services, customer support services and software enhancements related to the Company’s software products. Fees from professional services performed by the Company are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a proportional performance basis based on the hours incurred on discrete projects within an overall services arrangement. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancements are generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.
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
     In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $13.0 million, $9.7 million and $8.1 million for 2007, 2006 and 2005, respectively.
     Deferred Revenue
     Deferred revenue represents amounts collected prior to having completed performance of professional services, customer support services and software enhancements and significant remaining obligations under license agreements. The Company expects to complete such services or obligations within the next twelve months.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
     Returns and Allowances
     The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2007 or 2006.
     The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations were $5.7 million, $5.4 million and $3.8 million for 2007, 2006 and 2005, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among others. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.
     During 2005, the Company recorded a $2.8 million bad debt provision for the entire amount of the accounts receivable due from a large German customer with whom the Company terminated its business relationship. During 2006, the Company resolved the dispute and entered into a legal settlement with the customer (see Note 5).
     Property and Equipment
     Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, internal use software, and leasehold improvements recorded at cost. The Company depreciates the cost of furniture, computers, other office equipment and internal use software on a straight-line basis over their estimated useful lives (three to five years for computer equipment and software, five years for office equipment, seven years for furniture). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation and amortization expense for property and equipment, including assets under a capital lease, for the years ended December 31, 2007, 2006 and 2005 was approximately $9.0 million, $8.4 million and $7.6 million, respectively, and was included in depreciation and amortization expenses in the Consolidated Statements of Income.
     Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2007	2006
Computer equipment and software	$47,744	$40,113
Furniture and office equipment	7,784	10,739
Leasehold improvement	14,227	7,301

	69,755	58,153
Less accumulated depreciation and amortization	(45,334)	(42,303)

	$24,421	$15,850

     Acquisition-Related Intangible Assets
     Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for each product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The weighted average amortization period for acquired software is 4.9 years. The other intangible assets are being amortized on a straight-line basis over a period of two to ten years with a weighted average amortization period of 6.2 years. The weighted average amortization period for all intangible assets is 5.6 years. Total amortization expense related to acquisition-related intangible assets was approximately $4.7 million, $4.9 million and $4.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in depreciation and amortization expense in the accompanying Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
     Acquisition-Related Intangible Assets consist of the following (in thousands):

	December 31,
	2007	2006
Cost:
Acquired software	$15,791	$15,791
Other intangible assets with definite lives	19,087	19,087

	34,878	34,878

Accumulated amortization:
Acquired software	(13,402)	(11,658)
Other intangible assets with definite lives	(11,785)	(8,876)

	(25,187)	(20,534)

Net book value:
Acquired software	2,389	4,133
Other intangible assets with definite lives	7,302	10,211

	$9,691	$14,344

     The Company expects amortization expense for the next five years to be as follows based on intangible assets as of December 31, 2007 (in thousands):

2008	$3,253
2009	2,965
2010	2,287
2011	1,172
2012	7
Thereafter	7

Total	$9,691

     Goodwill
     Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. The Company does not amortize goodwill, but instead tests goodwill for impairment on at least an annual basis. Goodwill as of December 31, 2007 and 2006 was $62.3 million and $70.4 million, respectively. Approximately $36.0 million of the gross Goodwill is deductible for income tax purposes.
     During 2007, the Company completed the analysis of the post-acquisition limitations on the use of Evant’s deferred tax assets. As a result, the Company recorded $8.1 million of deferred tax assets and reduced goodwill mainly for deductible research and development costs previously capitalized by Evant for tax purposes.
     Software Development Costs
     Research and development expenses are charged to expense as incurred. The Company determines the amount of development costs capitalizable under the provisions of SFAS No. 86, “Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. The Company has defined technological feasibility as the point in time at which the Company has a detailed program design or a working model of the related product, depending on the type of development efforts. For the years ended December 31, 2007, 2006 and 2005, the Company capitalized no internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers has been insignificant.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
     Impairment of Long-Lived and Intangible Assets
     The Company reviews the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2007, 2006, and 2005, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.
     The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.
     Impairment of Goodwill
     The Company evaluates the carrying value of goodwill and other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill or other intangible asset is impaired, the Company compares the fair value of the reporting unit to which the goodwill or other intangible asset is assigned to its carrying amount, including goodwill and the other intangible assets. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill or other intangible assets, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill and other intangible assets for impairment as of December 31, 2007, 2006 and 2005 and did not identify any asset impairment as a result of the review.
     Guarantees and Indemnifications
     The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of December 31, 2007 and 2006.
     The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, the Company warrants to its customers that services will be performed consistent

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. As a result, the Company believes the estimated fair value of these agreements is nominal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007 and 2006.
     Segment Information
     The Company has three reporting segments: Americas, EMEA, and APAC as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See Note 8 for discussion of the Company’s reporting segments.
     Advertising Costs
     Advertising costs are expensed as incurred and totaled approximately $0.3 million, $0.2 million and $0.4 million in 2007, 2006 and 2005, respectively. Advertising costs are included in “Sales and marketing” in the Consolidated Statements of Income.
     Basic and Diluted Net Income Per Share
     Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.
     Diluted net income per share is computed using net income divided by Weighted Shares, and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 2007, 2006 and 2005:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Net income	$30,751	$19,331	$18,635
Earning per share:
Basic	$1.17	$0.71	$0.65
Effect of CESs	(0.04)	(0.02)	(0.01)

Diluted	$1.13	$0.69	$0.64

Weighted average number of shares:
Basic	26,174	27,183	28,690
Effect of CESs	1,155	788	607

Diluted	27,329	27,971	29,297
     Options to purchase 1,538,931, 3,073,378, and 5,873,108 shares of common stock were outstanding during the years ended December 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares during the respective years. See Note 2 for further information on those securities.
     Accumulated Other Comprehensive Income
     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
     The following table sets forth the components of accumulated other comprehensive income (in thousands):

	December 31,
	2007	2006
Unrealized gain (loss) on investments, net of taxes	$(13)	$(19)
Foreign currency translation adjustment	2,536	1,858

Total	$2,523	$1,839

     New Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. See Note 3, Income Taxes, for further discussion of the impact of the adoption.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the implementation of SFAS No. 157 will have a material impact on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements,” and No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for the entity’s fiscal year that begins after November 15, 2007. The Company does not expect that the implementation of SFAS No. 159 will have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company is currently assessing the potential impact of adopting SFAS No. 141(R) on its consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51,” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the implementation of SFAS No. 160 will have a material impact on its consolidated financial statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
2. Stock-Based Compensation
     At December 31, 2007, the Company has three stock-based employee compensation plans, which are described below. Prior to January 1, 2006, the Company accounted for stock compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No expense associated with employee stock options was recognized prior to January 1, 2006 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock awards were valued based on the quoted fair market value of the Company’s stock on the date of grant and recorded as deferred compensation, a reduction of shareholders’ equity. The common stock and additional paid-in capital balances were also adjusted on the date of grant to reflect the issuance of the restricted stock awards. The deferred compensation was amortized to expense over the vesting periods on a straight line basis.
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
     During 2007 and 2006, the Company recorded stock option compensation cost of $4.3 million and $6.6 million, respectively, and related income tax benefits of $1.5 million and $1.4 million, respectively. Additionally, under the provisions of SFAS No. 123(R), restricted stock awards are not deemed to be issued until the end of the vesting period. Compensation cost is recorded over the vesting period directly to paid-in capital. Thus, the Company eliminated its deferred compensation balance as of January 1, 2006 with an offsetting reduction to additional paid-in capital.
     Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company generated excess tax benefits of $0.7 million and $2.5 million during the year ended December 31, 2007 and 2006, respectively.
     The following table shows the net increases (decreases) in selected financial statement line items for the year ended December 31, 2006 that resulted from adopting SFAS No. 123(R) on January 1, 2006 (in thousands, except per share amounts):

December 31, 2006
Operating income	$(6,643)
Income before income taxes	$(6,643)
Net income	$(5,270)
Basic net income per share	$(0.19)
Diluted net income per share	$(0.19)

Net cash provided by operating activities	$(2,519)
Net cash provided by financing activities	$2,519
     The following disclosure shows what the Company’s net earnings and earnings per share would have been using the fair value compensation model under SFAS No. 123(R) for the year ended December 31, 2005 (in thousands, except per share amounts):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005

2005
Net income (loss):
As reported	$18,635
Add: Stock-based employee compensation expense included in reported net income, net of taxes	113
Deduct: Stock-based employee compensation expense determined under the fair-value method for all awards, net of taxes	(44,517)

Pro forma in accordance with SFAS No. 123	$(25,769)
Basic net income or pro forma net income (loss) per share:
As reported	$0.65
Pro forma in accordance with SFAS No. 123	$(0.90)
Diluted net income or pro forma net income (loss) per share:
As reported	$0.64
Pro forma in accordance with SFAS No. 123	$(0.90)
     Stock options expense of $59.4 million for the year ended December 31, 2005 decreased on a pro forma basis to $6.6 million for the year ended December 31, 2006 due to the acceleration of vesting of stock options with an exercise price of $22.09 or higher during 2005. The accelerated vesting affected options for approximately 765 option holders, representing 1.9 million shares of the Company’s common stock. In order to prevent unintended personal benefits to individuals resulting from the accelerated vesting of options, the Company imposed sales restrictions on shares acquired upon exercise of these options that parallel the vesting requirements of the original options. These sales restrictions on the shares acquired continue following termination of employment until the original vesting dates are reached.
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
     The Manhattan Associates, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) was adopted by the Board of Directors and approved by the shareholders in February 1998. The 1998 Plan provides for the grant of stock options. Optionees have the right to purchase a specified number of shares of common stock at a specified option price and subject to such terms and conditions as are specified in connection with the option grant. The 1998 Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 1998 Plan generally and to

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
interpret the provisions thereof. Options granted under the 1998 Plan cannot have a term exceeding ten years. Options typically have an annual graded vesting schedule over four years and vest based on service conditions.
     The Manhattan Associates, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) was effective on April 4, 2007 following approval of the Board of Directors and shareholders. The 2007 Plan provides for issuance of up to 2,300,000 shares of common stock (subject to certain adjustments in the event of a change in the capitalization of the Company). No more than 600,000 shares may be issued under the 2007 Plan as restricted stock awards. Awards granted under the 2007 Plan cannot have a term exceeding seven years. Following approval of the 2007 Plan, the Company will not make any additional awards under the 1998 Plan. As of December 31, 2007, there were 1,969,766 shares available for issuance under the 2007 Plan.
     Stock Option Awards
     A summary of changes in outstanding options for the year ended December 31, 2007 is as follows:

			Weighted Average	Average
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 1, 2007	6,308,359	$24.80
Granted	846,213	29.45
Exercised	(579,033)	18.84
Forfeited and expired	(418,232)	26.59

Outstanding at December 31, 2007	6,157,307	$25.87	5.3	$16,920

Vested or expected to vest at December 31, 2007	5,770,176	$25.87	5.2	$16,021

Exercisable at December 31, 2007	4,867,681	$25.77	5.1	$14,316
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	38%	56%	56%
Risk-free interest rate at the date of grant	4.4%	4.8%	4.1%
Expected life (in years)	4.3	4.9	5.2
     Effective January 1, 2006, expected volatilities are based on a combination of historical volatility of the Company’s stock and implied volatility of the Company’s publicly traded stock options. Due to the limited trading volume of the Company’s publicly traded options, the Company places a greater emphasis on historical volatility. Previously, the Company had relied exclusively on historical volatility, disregarding periods of time in which the Company’s share price was extraordinarily volatile because of Company-specific circumstances that were not expected to recur. The Company also uses historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a term approximating the expected term. Using these assumptions, the weighted average fair values of the stock options granted during the years ended December 31, 2007, 2006, and 2005 are $11.16, $11.26 and $11.72, respectively.
     Options with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended December 31, 2007 and 2006, the Company issued 580,433 and 1,176,146 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 based on market value at the exercise dates was $5.8 million, $14.1 million, and $3.4 million,

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
respectively. As of December 31, 2007, unrecognized compensation cost related to unvested stock option awards totaled $10.1 million and is expected to be recognized over a weighted average period of 1.6 years.
     Restricted Stock Awards
     The Company also issued shares of restricted stock under the Stock Incentive Plan. A summary of changes in unvested shares of restricted stock for the year ended December 31, 2007 and 2006 are as follows:

	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2007	6,210	$28.47
Granted	279,733	29.46
Vested	(24,119)	(28.40)
Forfeited and expired	(7,733)	(29.78)

Outstanding at December 31, 2007	254,091	$29.51

     During 2007, the Company issued 279,733 shares of restricted stock. There were no shares of restricted stock issued during 2006. The total fair value of restricted stock awards vested during the years ended December 31, 2007, 2006, and 2005 based on market value at the vesting dates were $0.7 million, $0.1 million, and $0.8 million, respectively. As of December 31, 2007, unrecognized compensation cost related to unvested restricted stock awards totaled $5.7 million and is expected to be recognized over a weighted average period of 1.8 years.
3. Income Taxes
     The Company is subject to future federal and state income taxes and has recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2007 and 2006. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Accounts receivable	$2,910	$1,811
Accrued liabilities	2,800	2,107
Stock compensation expense	3,091	1,206
Depreciation	—	1,118
Capitalized costs	7,691	—
Unrealized foreign currency gain	—	254
Accrued sales taxes	735	1,543
Deferred rent	2,845	—
Net operating losses	3,877	3,980
Valuation allowance	(4,331)	(4,677)
Other	48	279

	$19,666	$7,621

Deferred tax liabilities:
Intangible assets	2,369	2,845
Depreciation	849	—

	3,218	2,845

Net deferred tax assets	$16,448	$4,776

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
     The components of income from domestic and foreign operations before income tax expense for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Domestic	$43,770	$33,417	$34,843
Foreign	3,896	976	(1,889)

Total	$47,666	$34,393	$32,954

     The components of the income tax provision for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Current:
Federal	$16,034	$13,354	$10,082
State	1,965	1,432	1,869
Foreign	961	1,051	1,284

	18,960	15,837	13,235

Deferred:
Federal	(1,652)	(164)	1,094
State	(214)	(165)	74
Foreign	(179)	(446)	(84)

	(2,045)	(775)	1,084

Total	$16,915	$15,062	$14,319

     The income tax benefits related to the exercise of stock options were allocated to additional paid-in capital. Such amounts were approximately $1.8 million, $4.6 million, and $1.9 million, for the years ended December 31, 2007, 2006 and 2005, respectively.
     As a result of losses in foreign locations, the Company has net operating loss carry-forwards (“NOLs”) of approximately $12.2 million available to offset future income. Approximately $3.3 million of the NOLs expire in 2010 to 2012, and the remainder does not expire. The Company has established a valuation allowance for these NOLs because the ability to utilize them is uncertain.
     The Company currently has a tax holiday in India through March 2009. As a result of this holiday, the Company had income of approximately $3.4 million, $4.1 million, and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, that was not subject to tax. The impact on diluted earnings per share if the income had been taxable was decreases of $0.05, $0.05, and $0.03 per share in 2007, 2006, and 2005, respectively.
     Deferred taxes are not provided for temporary differences of approximately $20.0 million, $18.7 million and $13.5 million as of December 31, 2007, 2006 and 2005, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is impractical to calculate the tax impact until that occurs.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
     The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%

Effect of:
State income tax, net of federal benefit	2.5	3.4	4.0
Incentive stock options	—	2.8	—
Foreign operations	(2.2)	(0.6)	(1.9)
Tax exempt income	(2.1)	(2.7)	(1.7)
Tax contingencies	1.6	0.5	2.0
Other permanent differences	(2.0)	1.9	(0.5)
Section 956 inclusion	3.1	—	—
Change in valuation allowance	(0.4)	3.5	6.6

Income taxes	35.5%	43.8%	43.5%

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
     The following table is a summary of the changes in the Company’s unrecognized tax benefits at the beginning and end of the period (in thousands):

Unrecognized tax benefits at January 1, 2007	$(5,038)

Gross amount of increases and decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	(78)
Gross amount of increases and decreases in unrecognized tax benefits as a result of tax positions taken during the current period	(478)
Amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	399
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—

Unrecognized tax benefits at December 31, 2007	$(5,195)

     The Company’s unrecognized tax benefits totaled $5.2 million, of which $3.3 million, if recognized, would affect the effective tax rate.
     The Company recognizes potential accrued interest and penalties to unrecognized tax benefits within its global operations in income tax expense. The Company recognized approximately $3.4 million for the potential payment of interest and penalties at December 31, 2007, and included $0.09 million in the 2007 income tax expense.
     The Company conducts business globally and, as a result, files income tax returns in the United State Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to US Federal, state and local, or non-US income tax examinations for the years before 1999. Due to the expiration of statutes of limitations

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
in multiple jurisdictions globally during 2008, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $2.2 million related primarily to tax credits and jurisdictional taxable income amounts.
     In the second quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. Federal income tax return for 2005. The examination remains in the early stages and it is not anticipated that the examination will be completed within the next twelve months.
4. Shareholders’ Equity
     During 2007, 2006, and 2005, the Company purchased 3,562,619, 773,301 and 2,827,200 shares of the Company’s common stock for approximately $99.9 million, $16.0 million, and $61.0 million, respectively, through open market transactions as part of a publicly-announced buy-back program.
5. Commitments and Contingencies
     Leases
     Rents charged to expense were approximately $6.7 million, $7.0 million, and $6.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. During the first quarter of 2007, the Company extended its Atlanta Headquarter’s lease, which was set to expire in March 2008, to September 30, 2018. The landlord funded leasehold improvements of $7.9 million in conjunction with the new lease which was recorded as an increase in leasehold improvements and deferred rent. Additionally, the Company has a rent holiday from April to September 2008. The entire cash rent obligation is being amortized to expense on a straight line basis over the lease term. The Company assumed a facility lease through the Evant acquisition with rates in excess of market value. The Company recorded the fair value of this unfavorable lease obligation in deferred rent and is amortizing the amount over the remaining lease term.
     Aggregate future minimum lease payments under the noncancellable operating leases as of December 31, 2007 are as follows (in thousands):

Operating
Year Ended December 31,	Leases
2008	$4,995
2009	6,058
2010	5,065
2011	4,301
2012	4,198
Thereafter	25,582

Total	$50,199

     There are no future minimum lease payments under capital leases as of December 31, 2007.
     Employment Agreements
     The Company has entered into employment contracts with certain executives and other key employees. The agreements provide for total severance payments of up to approximately $3.1 million for termination of employment for any reason other than cause. Payments will be made in equal monthly installments over a period of not more than 18 months. No amounts have been accrued because the payments are not probable and cannot be reasonably estimated.
     Legal and Other Matters
     During the second quarter of 2005, we recorded a significant write-off of $2.8 million in accounts receivable from a customer located in Germany resulting from a legal dispute over the implementation of our software. During

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
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
6. Acquisitions
     Evant
     On August 31, 2005, the Company acquired Evant, Inc. through a merger whereby Evant became a wholly-owned subsidiary of the Company. Evant is a provider of demand planning and forecasting and replenishment solutions to more than 60 customers in the retail, manufacturing and distribution industries. The acquisition further diversified Manhattan’s product suite and expanded its customer base. The Company paid an aggregate of $47.2 million in cash, and incurred $0.3 million in acquisition costs and $0.8 million of severance to eliminate duplicative functions. The $47.2 million included $2.3 million of bonuses paid to employees not retained by Manhattan pursuant to an employee bonus plan approved by Evant’s management. In addition to the $47.2 million cash paid, the Company paid $2.8 million into escrow at closing for employee retention purposes pursuant to the Evant bonus plan. These funds were distributed to employees upon completion of up to 12 months of service with Manhattan. The $2.8 million was recorded as a prepaid asset and was recorded as compensation expense ratably over the required employee retention period. During the third quarter of 2006, the Company completed the Evant retention bonus program and paid out the final bonuses. The acquisition of Evant was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The operating results of Evant are included in the Company’s operations beginning September 1, 2005.
     During 2007, the Company completed the analysis of the post-acquisition limitations on the use of Evant’s deferred tax assets. As a result, the Company recorded $8.3 million of deferred tax assets and reduced goodwill mainly for deductible research and development costs previously capitalized by Evant for tax purposes.
     The weighted average amortization period of the intangible assets subject to amortization is approximately 5.6 years. Goodwill of $54.8 million, $5.5 million and $2.0 million was allocated to the Americas, EMEA and APAC reporting segment, respectively. The Goodwill will not be amortized, but will be reviewed for impairment on an annual basis. Goodwill is not deductible for tax purposes.
     Unaudited pro forma operating results for the year ended December 31, 2005, assuming that the Evant acquisition had occurred at the beginning of the year, is as follows (in thousands, except per share data):

Pro forma revenues	$263,964
Pro forma net income	$13,046
Pro forma diluted net income per share	$0.45

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
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
     In 2005, the Company recorded charges of $3.5 million representing the following: (i) approximately $1.1 million in severance-related costs associated with the consolidation of the Company’s European operations into the Netherlands, United Kingdom and France; (ii) $1.9 million of severance-related costs and retention bonuses discussed above associated with the acquisition of Evant; and (iii) $0.5 million in acquisition-related costs associated with an attempted acquisition that did not close. As part of the restructuring in Europe, the Company eliminated 17 sales and professional services positions throughout Europe. All payments relating to the restructuring of the European operations were paid during 2005. The severance-related costs associated with Evant consisted primarily of one-time payments to employees not retained due to duplicative functions. Approximately $1.6 million of the $1.9 million of Americas severance-related costs and amortization of prepaid retention bonuses was paid prior to December 31, 2005, and the remaining $0.3 million was paid during 2006. The acquisition-related costs incurred consisted of outside legal and accounting due diligence expenses.
8. Reporting Segments
     The Company manages the business by geographic segment. The Company has identified three geographic reporting segments: the Americas, EMEA and APAC segment. All segments derive revenue from the sale and implementation of the Company’s supply chain execution and planning solutions, of which the individual products are similar in nature and help companies manage the effectiveness and efficiency of their supply chain. The Company uses the same accounting policies for each reporting segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each region.
     The Americas segment charges royalty fees to the other segments based on software licenses sold by those reporting segments. The royalties, which totaled $2.8 million, $2.2 million and $2.1 million in 2007, 2006 and 2005, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems and management and support team. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the America’s costs are all research and development costs including the costs associated with the Company’s India operations.
     The operating expenses for the Americas segment include $4.7 million, $4.9 million, and $4.5 million of amortization expense on intangible assets in 2007, 2006 and 2005, respectively.
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has included a summary of the financial information by reporting segment. The following table presents the revenues, expenses and operating income (loss) by reporting segment for the years ended December 31, 2007, 2006 and 2005 (in thousands):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005

	For the year ended December 31, 2007
	Americas	EMEA	APAC	Total
Revenue:
License	$61,708	$9,311	$2,012	$73,031
Services	187,019	25,617	13,517	226,153
Hardware and other	35,595	1,921	701	38,217

Total revenue	284,322	36,849	16,230	337,401

Costs and Expenses:
Cost of revenue	115,227	21,057	11,076	147,360
Operating expenses	116,381	12,423	4,562	133,366
Depreciation and amortization	12,414	947	256	13,617

Total costs and expenses	244,022	34,427	15,894	294,343

Operating income	$40,300	$2,422	$336	$43,058

	For the year ended December 31, 2006
	Americas	EMEA	APAC	Total
Revenue:
License	$57,579	$5,285	$3,679	$66,543
Services	158,603	20,793	15,125	194,521
Hardware and other	26,138	1,273	393	27,804

Total revenue	242,320	27,351	19,197	288,868

Costs and Expenses:
Cost of revenue	93,716	16,679	13,343	123,738
Operating expenses	101,485	10,249	4,765	116,499
Depreciation and amortization	11,789	1,194	264	13,247
Settlement charges	810	2,046	—	2,856
Severance	1,503	—	—	1,503
Impairment	270	—	—	270

Total costs and expenses	209,573	30,168	18,372	258,113

Operating income (loss)	$32,747	$(2,817)	$825	$30,755

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005

	For the year ended December 31, 2005
	Americas	EMEA	APAC	Total
Revenue:
License	$48,050	$5,579	$3,490	$57,119
Services	132,182	23,064	10,845	166,091
Hardware and other	20,690	2,029	475	23,194

Total revenue	200,922	30,672	14,810	246,404

Costs and Expenses:
Cost of revenue	74,824	19,051	9,713	103,588
Operating expenses	78,324	10,900	4,931	94,155
Depreciation and amortization	10,620	1,198	256	12,074
Accounts recievable charges	—	2,815	—	2,815
Severance, restructuring, and acquisitions charges	2,434	1,061	—	3,495

Total costs and expenses	166,202	35,025	14,900	216,127

Operating income (loss)	$34,720	$(4,353)	$(90)	$30,277

     The following table presents the goodwill, long-lived assets and total assets by reporting segment for the years ended December 31, 2007 and 2006 (in thousands):

	For the year ended December 31, 2007
	Americas	EMEA	APAC	Total
Goodwill, net	$54,767	$5,555	$1,963	$62,285
Long lived assets	118,472	2,162	665	121,299
Total assets	262,546	8,429	685	271,660

	For the year ended December 31, 2006
	Americas	EMEA	APAC	Total
Goodwill, net	$62,868	$5,530	$1,963	$70,361
Long lived assets	117,020	8,077	2,693	127,790
Total assets	296,918	11,737	6,238	314,893
     Our services revenue consists of fees generated from professional services and customer support and software enhancements related to our software products as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Professional services	$159,130	$136,387	$117,537
Customer support and software enhancements	67,023	58,134	48,554

Total services revenue	$226,153	$194,521	$166,091

     License revenues related to our warehouse and non-warehouse product groups are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Warehouse	$38,313	$37,655	$31,324
Non-Warehouse	34,718	28,888	25,795

Total license revenue	$73,031	$66,543	$57,119

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005
9. Employee Benefit Plan
     The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $15,500, as defined, to the 401(k) Plan. On January 1, 2007, the eligible compensation limit was increased $5,000 to $225,000. The Company provides for a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the years ended December 31, 2007, 2006 and 2005, the Company made matching contributions to the 401(k) Plan of $2.2 million, $1.7 million, and $1.3 million, respectively.
10. Related Party Transactions
     During the years ended December 31, 2007, 2006, and 2005, the Company purchased software and services for approximately $0.1 million, $0.1 million, and $0.1 million, respectively, from a company whose President and Chief Executive Officer is a member of Manhattan’s Board of Directors. As of December 31, 2007, there were no account receivables outstanding.
     During the years ended December 31, 2007, 2006, and 2005, the Company purchased hardware of approximately $23,000, $70,000, and $222,000 thousand, respectively, from Alien Technology, a party in which the Company made a $2 million investment during 2003. See Note 1 for further details on the investment. As of December 31, 2007, there was approximately $2,000 accounts payable outstanding relating to purchases.
     During the year ended December 31, 2005, the Company purchased services of $10,000, from a company whose board of directors includes the chairman of Manhattan’s board of directors. There were no purchases from this customer during 2006 and 2007. As of December 31, 2007, there were no accounts payables outstanding.
11. Quarterly Results of Operations (Unaudited)
     Following is the quarterly results of operations of the Company for the year ended December 31, 2007 and 2006. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2007, 2006, and 2005

	Quarter Ended
	March	June 30,	Sept 30,	Dec 31,	March	June 30,	Sept 30,	Dec 31,
	31, 2006	2006	2006	2006	31, 2007	2007	2007	2007
	(In thousands, except per share data)
Statement of Income Data:
Revenue:
License	$11,076	$21,247	$15,217	$19,003	$13,753	$23,398	$17,303	$18,577
Services	45,162	48,431	51,049	49,879	54,800	55,863	58,437	57,053
Hardware and other	6,547	8,223	6,046	6,988	9,637	10,368	8,849	9,363

Total revenue	62,785	77,901	72,312	75,870	78,190	89,629	84,589	84,993
Costs and expenses:
Cost of license	1,164	1,846	1,400	1,386	1,143	1,303	1,599	1,289
Cost of services	22,016	23,661	24,231	23,519	25,999	27,284	28,348	28,127
Cost of hardware and other	5,540	7,432	5,356	6,187	8,361	8,864	7,286	7,757
Research and development	10,111	10,522	9,765	11,070	11,151	12,278	11,887	11,278
Sales and marketing	10,136	12,475	11,407	11,870	12,607	14,491	13,079	13,229
General and administrative	6,708	7,259	7,896	7,280	8,146	8,383	8,397	8,440
Depreciation and amortization	3,275	3,262	3,377	3,333	3,501	3,354	3,406	3,356
Settlement charges	—	—	—	2,856	—	—	—	—
Severance, restructuring, and acquisition charges	722	607	174	—	—	—	—	—
Impairment charges	—	—	270	—	—	—	—	—

Total costs and expenses	59,672	67,064	63,876	67,501	70,908	75,957	74,002	73,476

Income from operations	3,113	10,837	8,436	8,369	7,282	13,672	10,587	11,517
Other income, net	846	1,251	630	911	1,092	298	1,619	1,599

Income before income taxes	3,959	12,088	9,066	9,280	8,374	13,970	12,206	13,116
Income taxes	1,671	5,103	3,822	4,466	2,973	4,959	4,321	4,662

Net income	$2,288	$6,985	$5,244	$4,814	$5,401	$9,011	$7,885	$8,454

Basic net income per share	$0.08	$0.26	$0.19	$0.18	$0.20	$0.34	$0.31	$0.34

Diluted net income per share	$0.08	$0.25	$0.19	$0.17	$0.19	$0.32	$0.29	$0.33

Shares used in computing basic net income per share	27,298	27,305	26,969	27,290	27,361	26,555	25,739	25,066

Shares used in computing diluted net income per share	27,645	27,480	27,462	28,642	28,528	27,761	26,879	25,983

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
     No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Management’s Report on Internal Control over Financial Reporting
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and the attestation report of Ernst & Young LLP on the effectiveness of the Company’s internal control over financial reporting are contained on pages 40 through 41 of this report.
Change in Internal Control over Financial Reporting
     During the fourth quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.
Item 9B. Other Information
     None.
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2008 under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Board Committees.”
Item 11. Executive Compensation
     The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2008 under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2008 under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2008 under the captions “Related Party Transactions” and “Election of Directors.”

Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2008 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements.
     The response to this item is submitted as a separate section of this Form 10-K. See Item 8.
     2. Financial Statement Schedule.
     The following financial statement schedule is filed as a part of this report:

SCHEDULE II
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	Beginning of	Charged to	Net	Balance at
Classification:	Period	Operations	Deductions	End of Period
Allowance for doubtful accounts
For the year ended:
December 31, 2005	$4,171,000	$3,831,000	$3,110,000 (1)	$4,892,000
December 31, 2006	$4,892,000	$5,390,000	$5,381,000	$4,901,000
December 31, 2007	$4,901,000	$5,695,000	$3,978,000	$6,618,000

Valuation allowance
For the year ended:
December 31, 2005	$1,282,000	$2,188,000	$—	$3,470,000
December 31, 2006	$3,470,000	$1,207,000	$—	$4,677,000
December 31, 2007	$4,677,000	$—	$346,000	$4,331,000

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

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

3.2	Amended Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-23999), filed on October 23, 2007).

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

10.6
First Amendment to Lease Agreement between Wildwood Associates, and the Registrant, dated June 10, 2002 (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

Exhibit
Number	Description

10.7
Second Amendment to Lease Agreement between 2300 Windy Ridge Parkway Investors LLC, and the Registrant, dated February 27, 2007 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

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

10.26
Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Proxy Statement for its Annual Meeting held May 17, 2002 (File No. 000-23999), filed on April 24, 2002).

10.27		Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.28		Form of Composite Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2006 (File No. 000-23999), filed on May 4, 2006).

10.29		Manhattan Associates, LLC Option Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.30	(a)
Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

(b	)
Modification dated July 19, 2007 by and between the Company and Peter F. Sinisgalli to the Executive Employment Agreement dated February 25, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on July 24, 2007).

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

10.39
2007 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2007 Annual Meeting of Shareholders (File No. 000-23999) filed on April 18, 2007).

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
(c) Other Financial Statements. Not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.
By:	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director

Date: February 25, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr. John J. Huntz, Jr.	Chairman of the Board	February 25, 2008

/s/ Peter F. Sinisgalli Peter F. Sinisgalli	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2008

/s/ Dennis B. Story Dennis B. Story	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2008

/s/ Brian J. Cassidy Brian J. Cassidy	Director	February 25, 2008

/s/ Paul R. Goodwin Paul R. Goodwin	Director	February 25, 2008

/s/ Thomas E. Noonan Thomas E. Noonan	Director	February 25, 2008

/s/ Deepak Raghavan Deepak Raghavan	Director	February 25, 2008

/s/ Pete Kight Pete Kight	Director	February 25, 2008

/s/ Dan J. Lautenbach Dan J. Lautenbach	Director	February 25, 2008

EXHIBIT INDEX

Exhibit
Number	Description

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

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

3.2	Amended Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-23999), filed on October 23, 2007).

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

10.6
First Amendment to Lease Agreement between Wildwood Associates, and the Registrant, dated June 10, 2002 (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

Exhibit
Number	Description

10.7
Second Amendment to Lease Agreement between 2300 Windy Ridge Parkway Investors LLC, and the Registrant, dated February 27, 2007 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

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

10.26
Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Proxy Statement for its Annual Meeting held May 17, 2002 (File No. 000-23999), filed on April 24, 2002).

10.27		Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.28		Form of Composite Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2006 (File No. 000-23999), filed on May 4, 2006).

10.29		Manhattan Associates, LLC Option Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.30	(a)
Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

(b	)
Modification dated July 19, 2007 by and between the Company and Peter F. Sinisgalli to the Executive Employment Agreement dated February 25, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on July 24, 2007).

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

10.39
2007 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2007 Annual Meeting of Shareholders (File No. 000-23999) filed on April 18, 2007).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.