Form 10-Q
period 2008-03-31
MANHATTAN ASSOCIATES INC
filed 2008-05-09
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of May 5, 2008, the latest practicable date, is as follows: 24,641,109 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended March 31, 2008

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$43,628	$44,675
Short term investments	4,431	17,904
Accounts receivable, net of allowance of $5,624 and $6,618 in 2008 and 2007, respectively	79,848	72,534
Deferred income taxes	6,622	6,602
Prepaid expenses and other current assets	10,328	8,646

Total current assets	144,857	150,361

Property and equipment, net	24,776	24,421
Long-term investments	16,315	10,193
Acquisition-related intangible assets, net	8,810	9,691
Goodwill, net	62,300	62,285
Deferred income taxes	9,845	9,846
Other assets	4,585	4,863

Total assets	$271,488	$271,660

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,931	$9,112
Accrued compensation and benefits	14,848	19,357
Accrued and other liabilities	11,611	10,040
Deferred revenue	36,032	31,817
Income taxes payable	11,511	8,156

Total current liabilities	81,933	78,482

Other non-current liabilities	7,144	7,473

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2008 or 2007	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 24,576,923 and 24,899,919 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	244	249
Additional paid-in capital	8,028	17,744
Retained earnings	172,621	165,189
Accumulated other comprehensive income.	1,518	2,523

Total shareholders’ equity	182,411	185,705

Total liabilities and shareholders’ equity.	$271,488	$271,660

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
Revenue:
License	$18,312	$13,753
Services	59,837	54,800
Hardware and other	10,175	9,637

Total Revenue	88,324	78,190

Costs and Expenses:
Cost of license	1,144	1,143
Cost of services	31,280	25,999
Cost of hardware and other	8,266	8,361
Research and development	12,654	11,151
Sales and marketing	13,572	12,607
General and administrative	9,071	8,146
Depreciation and amortization	3,248	3,501

Total costs and expenses	79,235	70,908

Operating income	9,089	7,282

Other income, net	2,301	1,092

Income before income taxes	11,390	8,374
Income tax provision	3,958	2,973

Net income	$7,432	$5,401

Basic earnings per share	$0.30	$0.20
Diluted earnings per share	$0.30	$0.19

Weighted average number of shares:
Basic	24,433	27,361
Diluted	24,889	28,528
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
	unaudited
Operating activities:
Net income	$7,432	$5,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,248	3,501
Stock compensation	2,110	1,570
Loss on disposal of equipment	4	—
Tax (deficiency)/benefit of stock awards exercised/vested	(31)	548
Excess tax benefits from stock based compensation	(7)	(271)
Unrealized foreign currency loss	(1,402)	(87)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,665)	(1,631)
Other assets	(1,306)	1,415
Accounts payable, accrued and other liabilities	(4,478)	(13,129)
Income taxes	3,364	1,781
Deferred revenue	3,844	3,811

Net cash provided by operating activities	6,113	2,909

Investing activities:
Purchase of property and equipment	(2,716)	(2,956)
Net maturities of investments	7,319	18,018

Net cash provided by investing activities	4,603	15,062

Financing activities:
Purchase of common stock	(12,351)	(25,000)
Excess tax benefits from stock based compensation	7	271
Proceeds from issuance of common stock from options exercised	550	2,367

Net cash used in financing activities	(11,794)	(22,362)

Foreign currency impact on cash	31	166

Net change in cash and cash equivalents	(1,047)	(4,225)
Cash and cash equivalents at beginning of period	44,675	18,449

Cash and cash equivalents at end of period	$43,628	$14,224

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2007.
2. Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
3. Revenue Recognition
     The Company’s revenue consists of revenues from the licensing and hosting of software, fees from implementation and training services (collectively, “professional services”), plus customer support and software enhancements, and sales of hardware and other revenues (other revenues consists of reimbursements of out-of-pocket expenses incurred in connection with its professional services). All revenue is recognized net of any related sales taxes.
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
     The accounting related to license revenue recognition in the software industry is complex and affected by interpretations of the rules which are subject to change. Judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions decline, or if the financial condition of our customers deteriorates, the Company may be unable to determine that

MANTHATTAN ASSOCIATED, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2008
(unaudited)
collectibility is probable, and the Company could be required to defer the recognition of revenue until the Company receives customer payments.
     The Company’s services revenue consists of fees generated from professional services and customer support and software enhancements related to the Company’s software products. Fees from professional services performed by the Company are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a proportional performance basis based on the hours incurred on discrete projects within an overall services arrangement. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancement is generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.
     Hardware and other revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company’s software solutions. As part of a complete solution, the Company’s customers periodically purchase hardware from the Company in conjunction with the licensing of software. These products include computer hardware, radio frequency terminal networks, radio frequency identification (“RFID”) chip readers, bar code printers and scanners and other peripherals. Hardware revenue is recognized upon shipment to the customer when title passes. The Company generally purchases hardware from the Company’s vendors only after receiving an order from a customer. As a result, the Company does not maintain significant hardware inventory.
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $3.0 million for each of the quarters ended March 31, 2008 and 2007.
4. Investments
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. On January 1, 2008, the Company partially adopted SFAS No. 157 related to all financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company is currently assessing the potential impact this statement will have on the Consolidated Financial Statements once it is adopted for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis.
     SFAS No. 157 establishes a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price

MANHATTAN ASSOCIATED, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2008
(unaudited)
observability is impacted by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:
•	Level 1—Quoted prices in active markets for identical instruments.

•	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
     The Company’s investments in marketable securities consist principally of debt instruments of state and local government agencies and U.S. corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 157. Investments with maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of greater than one year from the date of purchase are generally classified as long-term investments. The Company’s long-term investments consist of corporate or U.S. government debt instruments with maturities between one year and five years. The Company also holds investments in Auction Rate Securities, which have original maturities greater than one year, but which have auctions to reset the yield every 7 to 35 days. Certain auctions failed during the first quarter of 2008, but the underlying securities were not called by the issuers. The Company classified $15.8 million of auction rate securities that failed as long-term investments as of March 31, 2008. The fair values of these auction rate securities considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. The Company uses quoted prices from active markets which are classified at level 1 as a highest level observable input in the disclosure hierarchy framework as defined by SFAS No. 157 for all other available-for-sale securities. Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is determined on a specific identification basis.
     The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2008 (in thousands):

	Fair Value Measurements at March 31, 2008 Using
		Significant Other	Significant
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$33,285	$—	$15,842	$49,127

Total investments	$33,285	$—	$15,842	$49,127

     SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115” (“SFAS No. 159”), permits but does not require the Company to measure financial instruments and certain other items at fair value. The Company did not elect to measure at fair value any of its financial instruments under the provisions of SFAS No. 159, thus the Company’s

MANTHATTAN ASSOCIATED, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2008
(unaudited)
adoption of this statement effective January 1, 2008 did not have an impact on the Company’s consolidated financial statements.
5. Stock-Based Compensation
     During the three months ended March 31, 2008 and 2007, the Company granted options to purchase 588,736 shares and 579,363 shares of common stock, respectively. The Company recorded stock option expense of $1.3 million and $1.1 million during the three months ended March 31, 2008 and 2007, respectively.
     The Company also granted 187,707 and 189,934 shares of restricted stock during the three months ended March 31, 2008 and 2007, respectively. The Company recorded restricted stock expense of $0.8 million and $0.4 million during the three months ended March 31, 2008 and 2007, respectively.
6. Income Taxes
     The Company adopted the provisions of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. There were no material changes to unrecognized tax benefits, or to interest and penalties for the three month period ended March 31, 2008 due to the adoption of FIN 48. Further, the Company does not anticipate any such material changes during the next twelve months.
     The Company recognizes potential accrued interest and penalties to unrecognized tax benefits within its global operations as income tax expense.
     The Company conducts business globally and, as a result, files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations for the years before 1999.
7. Comprehensive Income
     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
     The following table sets forth the calculation of comprehensive income (in thousands):

	For Three Months Ended
	March 31,
	2008	2007
Net income	$7,432	$5,401

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(974)	5
Unrealized gain (loss) on investment	(31)	209

Other comprehensive income (loss)	(1,005)	214

Comprehensive income	$6,427	$5,615

MANTHATTAN ASSOCIATED, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2008
(unaudited)
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
     The following is a reconciliation of the income and share amounts used in the computation of basic and diluted net income per common share:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)

Net income	$7,432	$5,401
Earning per share:
Basic	$0.30	$0.20
Effect of CESs	—	(0.01)

Diluted	$0.30	$0.19

Weighted average number of shares:
Basic	24,433	27,361
Effect of CESs	456	1,167

Diluted	24,889	28,528
     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 4,004,499 shares and 1,562,131 shares for the three months ended March 31, 2008 and 2007, respectively. Such shares were not included because they were antidilutive.
9. Contingencies
     From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Many of the Company’s installations involve products that are critical to the operations of its clients’ businesses. Any failure in a product could result in a claim for substantial damages against the Company, regardless of its responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in the Company’s contracts will be enforceable in all instances. The Company is not presently involved in any material litigation. However, it is involved in various legal proceedings. The Company believes that any liability that may arise as a result of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows. The Company expenses legal costs associated with loss contingencies as such legal costs are incurred.
10. Operating Segments
     The Company operates its business in three geographical segments: the Americas (North America and Latin America), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). The information for the periods presented below reflects these segments. All segments derive revenue from

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2008
(unaudited)
the sale and implementation of its supply chain execution and planning solutions. The individual products sold by the segments are similar in nature, and are all designed to help companies manage the effectiveness and efficiency of their supply chain. The Company uses the same accounting policies for each operating segment. The Chief Executive Officer and Chief Financial Officer evaluate performance based on revenue and operating results for each region.
     The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $1.2 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.
     The following table presents the revenues, expenses and operating income (loss) by reporting segment for the three months ended March 31, 2008 and 2007 (in thousands):

	For the Three Months ended March 31, 2008
	Americas	EMEA	APAC	Total
Revenue:
License	$13,427	$3,571	$1,314	$18,312
Services	49,151	8,032	2,654	59,837
Hardware and other	9,551	425	199	10,175

Total revenue	72,129	12,028	4,167	88,324

Costs and Expenses:
Cost of revenue	31,277	6,600	2,813	40,690
Operating expenses	30,767	3,202	1,328	35,297
Depreciation and amortization	3,020	171	57	3,248

Total costs and expenses	65,064	9,973	4,198	79,235

Operating income (loss)	$7,065	$2,055	$(31)	$9,089

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2008
(unaudited)

	For the Three Months ended March 31, 2007
	Americas	EMEA	APAC	Total
Revenue:
License	$13,400	$299	$54	$13,753
Services	45,848	5,228	3,724	54,800
Hardware and other	9,198	317	122	9,637

Total revenue	68,446	5,844	3,900	78,190

Costs and Expenses:
Cost of revenue	28,627	4,022	2,854	35,503
Operating expenses	27,940	2,852	1,112	31,904
Depreciation and amortization	3,145	291	65	3,501

Total costs and expenses	59,712	7,165	4,031	70,908

Operating income (loss)	$8,734	$(1,321)	$(131)	$7,282

     Our services revenue consists of fees generated from professional services and customer support and software enhancements related to our software products as follows (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Professional services	$41,718	$38,831
Customer support and software enhancements	18,119	15,969

Total services revenue	$59,837	$54,800

     License revenues related to our warehouse and non-warehouse product groups are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Warehouse	$9,163	$7,791
Non-Warehouse	9,149	5,962

Total license revenue	$18,312	$13,753

11. New Accounting Pronouncements
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2008
(unaudited)
fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company partially adopted SFAS No. 157 on January 1, 2008 related to all financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company is currently assessing the potential impact this statement will have on the Consolidated Financial Statements once it is adopted for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. See Note 4, Investments, for further discussion of the adoption.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements,” and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the entity’s fiscal year that begins after November 15, 2007. The Company did not elect to measure at fair value any of its financial instruments under the provisions of SFAS No. 159, thus the adoption of this statement effective January 1, 2008 did not have an impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS No. 141(R)”) which amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company will adopt SFAS No. 141(R) effective January 1, 2009 and apply it to any business combinations on or after that date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51,” (“SFAS No. 160”) which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the implementation of SFAS No. 160 will have a material impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161,”) an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The

Company does not expect that the implementation of SFAS No. 161 will have a material impact on its consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2008 and 2007, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.
     References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.
Business
     We are a leading developer and provider of supply chain solutions that help organizations optimize the effectiveness, efficiency, and strategic advantages of their supply chains. Our business is organized into three geographical reporting segments: Americas, EMEA, and APAC. Our solutions consist of software, services and hardware, which coordinate people, workflows, assets, events and tasks holistically across the functions linked in a supply chain from planning through execution. These solutions also help coordinate the actions, data exchange and communication of participants in supply chain ecosystems, such as manufacturers, suppliers, distributors, trading partners, transportation providers, channels (such as catalogers, store retailers and Web outlets) and consumers.
     Our solutions are designed to help organizations optimize their supply chain operations holistically, from planning through execution. We call our portfolio of supply chain software solutions Manhattan SCOPETM (Supply Chain Optimization from Planning through Execution). SCOPE includes our five supply chain solution suites: Planning and Forecasting, Inventory Optimization, Order Lifecycle Management, Transportation Lifecycle Management and Distribution Management. For all of our solution suites, we offer services such as design, configuration, implementation, product assessment and training plus customer support and software enhancement subscriptions.

     For additional information regarding our supply chain software solutions, please refer to the Software Solutions section under Item 1, Business of our annual report on Form 10-K for the year ended December 31, 2007.
     For all of our solutions, we offer services such as design, configuration, implementation, product assessment and training plus customer support and software enhancement subscriptions.
Highlights of First Quarter 2008 Condensed Consolidated Financial Results
     Summarized highlights of the 2008 first quarter results, as compared to the 2007 first quarter, follow:
•	Consolidated revenue increased 13% to $88.3 million.
▪	License revenue increased 33% to $18.3 million.

▪	Services revenue totaled $59.8 million, increasing 9%;
•	Operating income increased 25% to $9.1 million;

•	Diluted earnings per share increased 58% to $0.30 per share;

•	Cash Flow from Operations increased 110% to $6.1 million;

•	Cash and Investments on hand was $64.4 million and $108.8 million at March 31, 2008 and 2007, respectively;

•	The Company repurchased 542,596 common shares totaling $12.4 million at an average share price of $22.76 in the quarter. The Company has $12.6 million of remaining share repurchase authority.
Results of Operations
     The following table summarizes our consolidated results for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Revenue	$88,324	$78,190
Costs and expenses	79,235	70,908

Operating income	9,089	7,282
Other income, net	2,301	1,092

Income before taxes	11,390	8,374
Net income	$7,432	$5,401

Diluted net income per share	$0.30	$0.19

Diluted weighted average number of shares	24,889	28,528

     We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. During the three months ended March 31, 2008 and 2007, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended March 31,
			% Change
	2008	2007	2008 to 2007
	(in thousands)
Revenue:
License
Americas	$13,427	$13,400	0%
EMEA	3,571	299	1094%
APAC	1,314	54	2333%

Total License	$18,312	$13,753	33%

Services
Americas	$49,151	$45,848	7%
EMEA	8,032	5,228	54%
APAC	2,654	3,724	-29%

Total Services	$59,837	$54,800	9%

Hardware and other
Americas	$9,551	$9,198	4%
EMEA	425	317	34%
APAC	199	122	63%

Total Hardware and other	$10,175	$9,637	6%

Total Revenue
Americas	$72,129	$68,446	5%
EMEA	12,028	5,844	106%
APAC	4,167	3,900	7%

Total Revenue	$88,324	$78,190	13%

Operating income (loss):
Americas	$7,065	$8,734	-19%
EMEA	2,055	(1,321)	256%
APAC	(31)	(131)	76%

Total Operating income	$9,089	$7,282	25%

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007
     The results of our operations for first quarter 2008 and 2007 are discussed below.
Revenue

	Three Months Ended March 31,
			% Change	% of Total Revenue
	2008	2007	2008 to 2007	2008	2007
	(in thousands)
License	$18,312	$13,753	33%	21%	18%
Services	59,837	54,800	9%	68%	70%
Hardware and other	10,175	9,637	6%	11%	12%

Total revenue	$88,324	$78,190	13%	100%	100%

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services and customer support and software enhancements; and sales of complementary radio frequency and computer equipment. We believe our revenue growth in the last year is attributable to several factors, including, among others, our market leadership position as to the breadth of our product offerings, financial stability, a compelling return on investment proposition for our customers, increased services associated with implementations of our expanded product suite, and geographic expansion.
     License revenue. License revenue increased 33% in the quarter ended March 31, 2008 over the prior year primarily driven by strong growth in our EMEA and APAC segment. The Americas license revenues stayed level compared to the prior year. EMEA license revenue increased $3.3 million to $3.6 million, more than ten times the license revenue for the first quarter of 2007, which resulted in record EMEA license revenue. APAC license revenue increased to $1.3 million in the first quarter of 2008.
     License sales mix across our product suite remained well-balanced in the quarter with 50% of sales in our warehouse management solutions and 50% in non-warehouse management solutions. With our expanded suite of supply chain solutions we continue to see strong growth in both our core warehouse management solutions with 18% growth in the first quarter of 2008 compared to the same quarter in the prior year and non-warehouse management solutions growth of 53% compared to the same quarter in the prior year.
     Services revenue. Services revenue increased 9% in the first quarter of 2008 compared to the same quarter in the prior year principally due to: (i) an 8% increase in professional services revenue from larger implementation projects and increased license sales; and (ii) a 13% increase in revenue from customer support and software enhancements. The Americas segment led the growth in revenue with an increase in services revenue of $3.3 million, or 7%, from the first quarter of 2007 compared to the first quarter of 2008. Services revenue in EMEA also increased by $2.8 million, or 54%, from the first quarter of 2007 to the first quarter of 2008 due to implementation services for license deals signed during the last three quarters of 2007. These increases were partially offset by a decrease in APAC services revenue of $1.1 million, or 29%, from the first quarter of 2007 compared to the first quarter of 2008 largely because license sales, which drive services revenues, were lower from mid 2006 to mid 2007, and we completed the implementation of a large client in the region.

     Over the past several years, our services revenue has been affected by some pricing pressures. We believe that the pricing pressures are attributable to global macro-economic conditions and competitive pressures. In addition, our services revenue growth has been and will likely continue to be affected by the mix of products sold. The individual engagements involving our non-warehouse management solutions typically require fewer implementation services.
     Hardware and other. Hardware sales increased by 7% to $7.1 million in the first quarter of 2008 compared to $6.6 million in the first quarter of 2007. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended March 31, 2008 and 2007, reimbursements by customers for out-of-pocket expenses were approximately $3.0 million for each quarter.
Cost of Revenue

	Three Months Ended March 31,
			% Change
	2008	2007	2008 to 2007
	(in thousands)
Cost of license	$1,144	$1,143	0%
Cost of services	31,280	25,999	20%
Cost of hardware and other	8,266	8,361	-1%

Total cost of revenue	$40,690	$35,503	15%

     Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license remained virtually the same in the first quarter of 2008 compared to first quarter of 2007 despite a 33% increase in license revenue due to higher margins on third-party software sales.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The increase in cost of services in the quarter ended March 31, 2008 was principally due to increases in salary-related costs resulting from a 22% increase in the average number of personnel dedicated to the delivery of professional services and annual compensation increases for 2008.
     Services gross margin decreased to 47.7% in the first quarter of 2008 from 52.6% in the first quarter of 2007. The decline in margins is due to a 22% increased investment in Services personnel to support growing demand for our services engagements and to enhance our ability to satisfy customer needs combined with a shift in product mix from our heritage System i platforms to Open Systems platforms.
     Cost of hardware and other. Cost of hardware decreased slightly to approximately $8.3 million in the first quarter of 2008 from approximately $8.4 million in the first quarter of 2007. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $3.0 million for each of the quarters ended March 31, 2008 and 2007.

Operating Expenses

	Three Months Ended March 31,
			% of Revenue
	2008	2007	2008	2007
	(in thousands)
Research and development	$12,654	$11,151	14%	14%
Sales and marketing	13,572	12,607	15%	16%
General and administrative	9,071	8,146	10%	10%
Depreciation and amortization	3,248	3,501	4%	4%
     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase in research and development expenses for the quarter ended March 31, 2008 compared to the same quarter of the prior year was mainly attributable to an increase in salary-related costs of $1.0 million resulting from additional personnel combined with annual compensation increases.
     Our principal research and development activities have focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service oriented architecture based application framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions. For the quarters ended March 31, 2008 and 2007, we capitalized no research and development costs.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. The increase in sales and marketing expenses in the first quarter of 2008 was attributable to: (i) a $0.4 million increase in salary-related costs due to annual compensation increases, and (ii) a $0.3 million increase in travel expenses.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The net increase in general and administrative expenses during the quarter ended March 31, 2008 was primarily attributable to: (i) $0.3 million increase in professional fees, (ii) $0.2 million increase in stock compensation expense, and (iii) $0.2 million increase in personnel-related expenses due to annual compensation increases.
     Depreciation and amortization. Depreciation expense amounted to $2.3 million for each of the quarters ended March 31, 2008 and 2007. Amortization of intangibles totaled $0.9 million and $1.2 million for the quarter ended March 31, 2008 and 2007, respectively. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions.

Operating Income
     Income from Operations. Operating income for the first quarter of 2008 increased by $1.8 million or 25% on consolidated revenue growth of 13%. Operating margins increased from 9.3% for the first quarter of 2007 to 10.3% for the first quarter of 2008. The incremental profit contribution and margin increase is the result of strong revenue performance in the first quarter of 2008 offset slightly by a negative currency impact of $0.5 million caused by changes in foreign currency rates, principally the Indian Rupee, from 2007 to 2008. Operating income in the EMEA segment increased by $3.4 million due to record revenue growth in the first quarter of 2008. Operating income in APAC increased slightly by $0.1 million. The increases in EMEA and APAC were partially offset by the decrease in the Americas segment by $1.7 million.
Other Income and Taxes

	Three Months Ended March 31,
			% Change
	2008	2007	2008
Other income, net	$2,301	$1,092	111%
Income tax provision	3,958	2,973	33%
     Other income, net. Other income, net principally includes interest income and foreign currency gains and losses. Interest income decreased to $0.7 million for the first quarter of 2008 from $1.1 million for the first quarter of 2007. The weighted-average interest rate earned on investment securities during the three month periods ended March 31, 2008 and 2007 was approximately 4.9% and 4.1%, respectively. We recorded a net foreign currency gain of $1.6 million during the three months ended March 31, 2008. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee, the British Pound, the Euro and the Yen.
     Income tax provision. Our effective income tax rates were 34.75% and 35.5% in the quarters ended March 31, 2008 and 2007, respectively. The reduction in the effective income tax rate was a result of continued tax planning and implementation of various international tax planning strategies.
Liquidity and Capital Resources
     We have funded our operations through cash generated from operations and from sale of stock options. As of March 31, 2008, we had approximately $64.4 million in cash, cash equivalents and investments, as compared to $72.8 million at December 31, 2007.
     Our operating activities generated cash flow of approximately $6.1 million for the three months ended March 31, 2008 and $2.9 million for the three months ended March 31, 2007. Cash flow from operating activities for the three months ended March 31, 2008 increased primarily due to $3.0 million of legal settlements paid during the three months ended March 31, 2007. Days sales outstanding (“DSO”) increased to 82 days at March 31, 2008 from 79 days at December 31, 2007, as a result of strong revenue growth from our international operations.
     Our investing activities provided cash of approximately $4.6 million and $15.1 million for the three months ended March 31, 2008 and 2007, respectively. The source of cash provided by investing activities for the three months ended March 31, 2008 and 2007, respectively. The source of cash provided by investing activities for the three months ended March 31, 2008 was from the net maturities of investments of approximately $7.3 million, offset by capital expenditures of $2.7 million. The source of cash provided by investing activities for the three months ended March 31, 2007 was for capital expenditures of $3.0 million and the net maturities of investments of approximately $18.0 million.
     Our financing activities used cash of approximately $11.8 million and $22.4 million for the three months ended March 31, 2008 and 2007, respectively. The principal use of cash for financing activities for the three months ended March 31, 2008 was to purchase approximately $12.4 million of our common stock. The principal use of cash for financing activities for the three months ended March 31, 2007 was to purchase approximately $25.0 million of our common stock, partially offset by proceeds generated from options exercised of $2.4 million.
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
Revenue Recognition
     Our revenue consists of revenues from the licensing and hosting of software, fees from implementation and training services (collectively, “professional services”), plus customer support and software enhancements, and sales of hardware and other revenues (other revenues consists of reimbursements of out-of-pocket expenses incurred by professional services). All revenue is recognized net of any related sales taxes.
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
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in hardware and other revenue. The total amount of expense reimbursement recorded as revenue for each of the three months ended March 31, 2008 and 2007 was $3.0 million.
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
     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At March 31, 2008, our goodwill balance was $62.3 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Business
     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, Germany, France, Australia, Japan, China, Singapore and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. The appreciation in the Rupee in 2007 and 2008 drove significant pressure on the Company is operating margins and earnings per share.
     We recorded a foreign exchange rate gain of $1.6 million during the three months ended March 31 2008 and a foreign exchange rate loss of $0.1 million during the three months ended March 31, 2007. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at March 31, 2008 relative to the U.S. dollar would result in approximately a $1.1 million change in the reported foreign currency gain for the three months ended March 31, 2008.
     Interest Rates
     We invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from operations.
     We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). All of the cash equivalents and investments are treated as available-for-sale under SFAS No. 115. At March 31, 2008, we have $20.3 million invested in auction rate securities. These securities have original maturities of up to 30 years, but have auctions to reset the yield every 7 to 35 days. Certain auctions failed during the first quarter of 2008, but the underlying securities were not called by the issuer. We may not able to access these funds until a successful auction occurs, until the issuers call the underlying notes, or until the final maturity of the underlying notes. We classified $15.8 million of auction rate securities that incurred failed auctions and had not been called by the issuers as long-term investments. The fair values of these auction rate securities considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions of our valuation could have a significant impact on the value of these securities, which may cause losses and affect our liquidity specifically for these securities potentially requiring us to record an impairment charge on these investments in the future.
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at March 31, 2008 and 2007 was approximately 4.9% and 4.1%, respectively. The fair value of investments held at March 31, 2008 was approximately $49.1 million. Based on the average investments outstanding during the three months ended March 31, 2008, an increase or decrease of 25 basis points would result in an increase or decrease in interest income of approximately $40 thousand from the reported interest income for the three months ended March 31, 2008.

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
Change in Internal Control over Financial Reporting
     During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.
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
Item 1A. Risk Factors.
     There have been no material changes to the Company’s “Risk Factors” set forth in Item 1A to its Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On April 25, 2007, it was announced that Manhattan Associates’ Board of Directors increased the Company’s remaining repurchase authority to $75 million. On October 23, 2007, it was announced that the Board of Directors increased the Company’s remaining repurchase authority to $50 million. A summary of purchases during the first quarter of 2008, all of which were made on the open market, is as follows:

Maximum Number (or
	Total		Total Number of Shares	Approximate Dollar Value)
	Number of	Average	Purchased as Part of	of Shares that May Yet Be
	Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased	per Share	or Programs	or Programs
January 1 - January 31, 2008	—	$—	—	$—

February 1 - February 29, 2008	542,596	$22.76	542,596	12,649,248

March 1 - March 31, 2008	—	—	—	—

Total	542,596	$22.76	542,596	$12,649,248

     As of March 31, 2008, we have $12.6 million of remaining share repurchase authority.
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

MANHATTAN ASSOCIATES, INC.
Date: May 9, 2008	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 9, 2008	/s/ Dennis B. Story
Dennis B. Story
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002