Form 10-Q
period 2008-06-30
MANHATTAN ASSOCIATES INC
filed 2008-08-06
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of August 4, 2008, the latest practicable date, is as follows: 24,520,142 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended June 30, 2008

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$76,928	$44,675
Short term investments	—	17,904
Accounts receivable, net of allowance of $5,136 and $6,618 in 2008 and 2007, respectively	77,098	72,534
Deferred income taxes	6,642	6,602
Prepaid expenses and other current assets	8,297	8,646

Total current assets	168,965	150,361
Property and equipment, net	25,090	24,421
Long-term investments	6,532	10,193
Acquisition-related intangible assets, net	7,966	9,691
Goodwill, net	62,300	62,285
Deferred income taxes	9,845	9,846
Other assets	4,042	4,863

Total assets	$284,740	$271,660

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,974	$9,112
Accrued compensation and benefits	16,536	19,357
Accrued and other liabilities	12,224	10,040
Deferred revenue	34,572	31,817
Income taxes payable	9,903	8,156

Total current liabilities	82,209	78,482

Other non-current liabilities	7,848	7,473

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2008 or 2007	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 24,681,791 and 24,899,919 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	245	249
Additional paid-in capital	12,041	17,744
Retained earnings	181,700	165,189
Accumulated other comprehensive income	697	2,523

Total shareholders’ equity	194,683	185,705

Total liabilities and shareholders’ equity	$284,740	$271,660

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue:
Software license	$19,365	$23,398	$37,677	$37,151
Services	62,289	55,863	122,126	110,663
Hardware and other	8,836	10,368	19,011	20,005

Total Revenue	90,490	89,629	178,814	167,819

Costs and Expenses:
Cost of license	1,641	1,303	2,785	2,446
Cost of services	29,856	27,284	61,136	53,283
Cost of hardware and other	7,317	8,864	15,583	17,225
Research and development	11,711	12,278	24,365	23,429
Sales and marketing	14,676	14,491	28,248	27,098
General and administrative	8,867	8,383	17,938	16,529
Depreciation and amortization	3,158	3,354	6,406	6,855

Total costs and expenses	77,226	75,957	156,461	146,865

Operating income	13,264	13,672	22,353	20,954

Other income, net	650	298	2,951	1,390

Income before income taxes	13,914	13,970	25,304	22,344
Income tax provision	4,835	4,959	8,793	7,932

Net income	$9,079	$9,011	$16,511	$14,412

Basic earnings per share	$0.37	$0.34	$0.68	$0.53
Diluted earnings per share	$0.37	$0.32	$0.66	$0.51

Weighted average number of shares:
Basic	24,259	26,555	24,341	26,953
Diluted	24,826	27,761	24,833	28,149
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
	(unaudited)
Operating activities:
Net income	$16,511	$14,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,406	6,855
Stock compensation	4,337	3,155
Loss/(gain) on disposal of equipment	32	(3)
Tax benefit of stock awards exercised/vested	119	1,188
Excess tax deficiency from stock based compensation	(76)	(519)
Unrealized foreign currency gains	(1,292)	(52)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,840)	(9,439)
Other assets	1,126	2,321
Accounts payable, accrued and other liabilities	(193)	(4,633)
Income taxes	1,791	(65)
Deferred revenue	2,196	2,988

Net cash provided by operating activities	27,117	16,208

Investing activities:
Purchase of property and equipment	(5,560)	(6,467)
Net maturities of investments	21,533	45,239

Net cash provided by investing activities	15,973	38,772

Financing activities:
Purchase of common stock	(12,351)	(52,768)
Excess tax benefits from stock based compensation	76	519
Proceeds from issuance of common stock from options exercised	2,187	6,100

Net cash used in financing activities	(10,088)	(46,149)

Foreign currency impact on cash	(749)	923

Net change in cash and cash equivalents	32,253	9,754
Cash and cash equivalents at beginning of period	44,675	18,449

Cash and cash equivalents at end of period	$76,928	$28,203

Supplemental disclosures of cash flow information — noncash investing activity:
Tenant improvements funded by landlord	$—	$7,918

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2007.
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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2008
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
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $3.4 million and $6.4 million for the three and six months ended June 30, 2008, respectively and $3.1 million and $6.1 million for the three and six months ended June 30, 2007, respectively.
4. Investments
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis without material impact to the financial statements. On January 1, 2008, the Company partially adopted SFAS No. 157 related to all financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company is currently assessing the potential impact this statement will have on the Consolidated Financial Statements once it is adopted for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2008
(unaudited)
     SFAS No. 157 establishes a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:
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
     The Company’s investments in marketable securities consist principally of debt instruments of state and local government agencies and U.S. corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 157. Investments with maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of greater than one year from the date of purchase are generally classified as long-term investments. The Company’s long-term investments consist of corporate or U.S. government debt instruments with maturities between one year and five years. The Company holds investments in Auction Rate Securities, which have original maturities greater than one year, but which have auctions to reset the yield every 7 to 35 days. Certain auctions failed during the second quarter of 2008 and the underlying securities were not called by the issuer. The Company classified $6.5 million of auction rate securities that failed as long-term investments as of June 30, 2008. In determining the fair values of these auction rate securities, the Company considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. The Company uses quoted prices from active markets which are classified at level 1 as a highest level observable input in the disclosure hierarchy framework as defined by SFAS No. 157 for all other available-for-sale securities. Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is determined on a specific identification basis.
     The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2008 (in thousands):

	Fair Value Measurements at June 30, 2008 Using
		Significant	Significant
	Quoted	Other Observable	Unobservable
	Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$55,518	$—	$6,506	$62,024

Total investments	$55,518	$—	$6,506	$62,024

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2008
(unaudited)
     SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115” (“SFAS No. 159”), permits but does not require the Company to measure financial instruments and certain other items at fair value. The Company did not elect to measure at fair value any of its financial instruments under the provisions of SFAS No. 159, thus the Company’s adoption of this statement effective January 1, 2008 did not have an impact on the Company’s consolidated financial statements.
5. Stock-Based Compensation
     During the three months ended June 30, 2008 and 2007, the Company granted options to purchase 32,600 shares and 20,750 shares of common stock, respectively. The Company recorded stock option expense of $1.4 million and $1.1 million during the three months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, the Company granted options to purchase 621,336 shares and 600,113 shares of common stock, respectively. The Company recorded stock option expense of $2.7 million and $2.3 million during the six months ended June 30, 2008 and 2007, respectively.
     The Company also granted 10,864 and 5,665 shares of restricted stock during the three months ended June 30, 2008 and 2007, respectively. The Company recorded restricted stock expense of $0.9 million and $0.5 million during the three months ended June 30, 2008 and 2007, respectively. The Company granted 198,571 and 195,599 shares of restricted stock during the six months ended June 30, 2008 and 2007, respectively. The Company recorded restricted stock expense of $1.7 million and $0.9 million during the six months ended June 30, 2008 and 2007, respectively.
6. Income Taxes
     The Company adopted the provisions of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. During the three and six months ended June 30, 2008 there have been no material changes in the amount of the Company’s unrecognized tax benefits. Further, there have been no material changes in the Company’s expectations within the next 12 months regarding significant increases or decreases to unrecognized tax benefits as a result of positions taken.
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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2008
(unaudited)
     The following table sets forth the calculation of comprehensive income (in thousands):

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$9,079	$9,011	$16,511	$14,412

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(820)	1,121	(1,794)	1,330
Unrealized (loss) on investments	(1)	(26)	(32)	(21)

Other comprehensive (loss) income	(821)	1,095	(1,826)	1,309

Comprehensive income	$8,258	$10,106	$14,685	$15,721

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
     The following is a reconciliation of the income and share amounts used in the computation of basic and diluted net income per common share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(in thousands, except per share data)
Net income	$9,079	$9,011	$16,511	$14,412
Earnings per share:
Basic	$0.37	$0.34	$0.68	$0.53
Effect of CESs	—	(0.02)	(0.02)	(0.02)

Diluted	$0.37	$0.32	$0.66	$0.51

Weighted average number of shares:
Basic	24,259	26,555	24,341	26,953
Effect of CESs	567	1,206	492	1,196

Diluted	24,826	27,761	24,833	28,149
     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 3,515,818 shares and 1,421,516 shares for the three months ended June 30, 2008 and 2007, respectively, and 3,816,752 shares and 1,462,266 shares for the six months ended June 30, 2008 and 2007, respectively. Such shares were not included because they were anti-dilutive.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2008
(unaudited)
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
10. Operating Segments
     The Company operates its business in three geographical segments: the Americas (North America and Latin America), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). The information for the periods presented below reflects these segments. All segments derive revenue from the sale and implementation of the Company’s supply chain execution and planning solutions. The individual products sold by the segments are similar in nature, and are all designed to help companies manage the effectiveness and efficiency of their supply chain. The Company uses the same accounting policies for each operating segment. The Chief Executive Officer and Chief Financial Officer evaluate performance based on revenue and operating results for each region.
     The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $1.0 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively, and $2.2 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2008
(unaudited)
     The following table presents the revenues, expenses and operating income (loss) by reporting segment for the three and six months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months ended June 30, 2008				For the Three Months ended June 30, 2007
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Revenue:
License	$15,252	$2,448	$1,665	$19,365	$18,946	$3,967	$485	$23,398
Services	50,166	9,120	3,003	62,289	46,791	5,475	3,597	55,863
Hardware and other	8,133	393	310	8,836	9,862	367	139	10,368

Total revenue	73,551	11,961	4,978	90,490	75,599	9,809	4,221	89,629

Costs and Expenses:
Cost of revenue	29,585	6,250	2,979	38,814	29,301	5,265	2,885	37,451
Operating expenses	30,380	3,340	1,534	35,254	30,922	3,142	1,088	35,152
Depreciation and amortization	2,943	156	59	3,158	3,038	257	59	3,354

Total costs and expenses	62,908	9,746	4,572	77,226	63,261	8,664	4,032	75,957

Operating income	$10,643	$2,215	$406	$13,264	$12,338	$1,145	$189	$13,672

	For the Six Months ended June 30, 2008				For the Six Months ended June 30, 2007
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Revenue:
License	$28,679	$6,019	$2,979	$37,677	$32,346	$4,266	$539	$37,151
Services	99,317	17,152	5,657	122,126	92,639	10,703	7,321	110,663
Hardware and other	17,684	818	509	19,011	19,060	684	261	20,005

Total revenue	145,680	23,989	9,145	178,814	144,045	15,653	8,121	167,819
Costs and Expenses:
Cost of revenue	60,862	12,850	5,792	79,504	57,928	9,287	5,739	72,954
Operating expenses	61,147	6,542	2,862	70,551	58,862	5,994	2,200	67,056
Depreciation and amortization	5,963	327	116	6,406	6,183	548	124	6,855

Total costs and expenses	127,972	19,719	8,770	156,461	122,973	15,829	8,063	146,865

Operating income (loss)	$17,708	$4,270	$375	$22,353	$21,072	$(176)	$58	$20,954

     Our services revenue consists of fees generated from professional services and customer support and software enhancements related to our software products for the three and six months ended in June 30, 2008 and 2007 are as follows (in thousands):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2008
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Professional services	$42,866	$39,865	$84,584	$78,696
Customer support and software enhancements	19,423	15,998	37,542	31,967

Total services revenue	$62,289	$55,863	$122,126	$110,663

     License revenues related to our warehouse and non-warehouse product groups for the three and six months ended in June 30, 2008 and 2007 are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Warehouse	$10,515	$10,527	$19,678	$18,318
Non-Warehouse	8,850	12,871	17,999	18,833

Total license revenue	$19,365	$23,398	$37,677	$37,151

11. New Accounting Pronouncements
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company partially adopted SFAS No. 157 on January 1, 2008 related to all financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company is currently assessing the potential impact this statement will have on the Consolidated Financial Statements once it is adopted for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. See Note 4, Investments, for further discussion of the adoption.
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
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2008
(unaudited)
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
Forward-Looking Statements
     Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.
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
Highlights of Second Quarter 2008 Condensed Consolidated Financial Results
     Summarized highlights of the 2008 second quarter results, as compared to the 2007 second quarter, follow:
•	Consolidated revenue increased 1% to $90.5 million.
•	License revenue decreased 17% to $19.4 million.

•	Services revenue totaled $62.3 million, increasing 12%;

•	Operating income decreased 3% to $13.3 million;

•	Diluted earnings per share increased 16% to $0.37 per share;

•	Cash Flow from Operations increased 58% to $21.0 million;

•	Cash and Investments on hand was $83.5 million and $72.8 million at June 30, 2008 and December 31, 2007, respectively;

•	The Company did not execute any share repurchases in the second quarter of 2008. The Company has $12.6 million of remaining share repurchase authority.
Results of Operations
     The following table summarizes our consolidated results for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Revenue	$90,490	$89,629	$178,814	$167,819
Costs and expenses	77,226	75,957	156,461	146,865

Operating income	13,264	13,672	22,353	20,954
Other income, net	650	298	2,951	1,390

Income before taxes	13,914	13,970	25,304	22,344
Net income	$9,079	$9,011	$16,511	$14,412

Diluted net income per share	$0.37	$0.32	$0.66	$0.51

Diluted weighted average number of shares	24,826	27,761	24,833	28,149

     We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. During the three and six months ended June 30, 2008 and 2007, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2008	2007	2008 to 2007	2008	2007	2008 to 2007
	(in thousands)			(in thousands)
Revenue:
License
Americas	$15,252	$18,946	-19%	$28,679	$32,346	-11%
EMEA	2,448	3,967	-38%	6,019	4,266	41%
APAC	1,665	485	243%	2,979	539	453%

Total license	$19,365	$23,398	-17%	$37,677	$37,151	1%

Services
Americas	$50,166	$46,791	7%	$99,317	$92,639	7%
EMEA	9,120	5,475	67%	17,152	10,703	60%
APAC	3,003	3,597	-17%	5,657	7,321	-23%

Total services	$62,289	$55,863	12%	$122,126	$110,663	10%

Hardware and other
Americas	$8,133	$9,862	-18%	$17,684	$19,060	-7%
EMEA	393	367	7%	818	684	20%
APAC	310	139	123%	509	261	95%

Total hardware and other	$8,836	$10,368	-15%	$19,011	$20,005	-5%

Total Revenue
Americas	$73,551	$75,599	-3%	$145,680	$144,045	1%
EMEA	11,961	9,809	22%	23,989	15,653	53%
APAC	4,978	4,221	18%	9,145	8,121	13%

Total revenue	$90,490	$89,629	1%	$178,814	$167,819	7%

Operating income (loss):
Americas	$10,643	$12,338	-14%	$17,708	$21,072	-16%
EMEA	2,215	1,145	93%	4,270	(176)	2526%
APAC	406	189	115%	375	58	547%

Total operating income	$13,264	$13,672	-3%	$22,353	$20,954	7%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     The results of our operations for second quarter 2008 and 2007 are discussed below.
Revenue

	Three Months Ended June 30,
			% Change	% of Total Revenue
	2008	2007	2008 to 2007	2008	2007
	(in thousands)
License	$19,365	$23,398	-17%	21%	26%
Services	62,289	55,863	12%	69%	62%
Hardware and other	8,836	10,368	-15%	10%	12%

Total revenue	$90,490	$89,629	1%	100%	100%

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services and customer support and software enhancements; and sales of complementary radio frequency and computer equipment. We believe our revenue growth in the last year is attributable to several factors, including, among others, our market leadership position as to the breadth of our product offerings, financial stability, a compelling return on investment proposition for our customers, and increased services associated with implementations of our expanded product suite.
     License revenue. License revenue decreased $4.0 million or 17% in the quarter ended June 30, 2008 over the prior year primarily driven by record license revenue in our Americas and EMEA in the second quarter 2007 as well as the impact of the current macro economic environment which somewhat lengthened the sales cycles in the Americas market in 2008. The Americas and EMEA license revenues decreased $3.7 million and $1.5 million, respectively compared to the prior year. This decrease was partially offset by an increase in APAC license revenue of $1.2 million in the second quarter of 2008.
     License sales mix across our product suite remained well-balanced in the quarter with 54% of sales in our warehouse management solutions and 46% in non-warehouse management solutions. Our core warehouse management solutions were flat in the second quarter of 2008 compared to the same quarter in the prior year and non-warehouse management solutions decreased 31% compared to the same quarter in the prior year.
     Services revenue. Services revenue increased $6.4 million or 12% in the second quarter of 2008 compared to the same quarter in the prior year principally due to $3.0 million or 8% increase in professional services revenue from larger implementation projects, increased license sales and $3.4 million or 21% increase in revenue from customer support and software enhancements. The Americas and EMEA segments had record services revenue for the quarter with an increase of $3.4 million or 7% and $3.6 million or 67%, respectively, from the second quarter of 2008 compared to the second quarter of 2007 largely due to implementation services for license deals signed during 2007. These increases were partially offset by a decrease in APAC services revenue of $0.6 million, or 17%, from the second quarter of 2008 compared to the second quarter of 2007 largely because license sales, which drive services revenues, were lower from mid 2006 to mid 2007.

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
     Hardware and other. Hardware sales decreased by 25% to $5.4 million in the second quarter of 2008 compared to $7.3 million in the second quarter of 2007. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the quarters ended June 30, 2008 and 2007, reimbursements by customers for out-of-pocket expenses were approximately $3.4 million and $3.1 million, respectively.
Cost of Revenue

	Three Months Ended June 30,
			% Change
	2008	2007	2008 to 2007
	(in thousands)
Cost of license	$1,641	$1,303	26%
Cost of services	29,856	27,284	9%
Cost of hardware and other	7,317	8,864	-17%

Total cost of revenue	$38,814	$37,451	4%

     Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased $0.3 million or 26% in the second quarter of 2008 compared to second quarter of 2007, due to license product mix driving higher third party software costs associated with embedded software sold as part of our solutions.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $2.6 million increase in cost of services in the quarter ended June 30, 2008 was principally due to (i) a $2.2 million increase in salary-related costs resulting from a 17% increase in the average number of personnel dedicated to the delivery of professional services and annual compensation increases for 2008 and (ii) a $0.5 million increase in travel expense.
     Services gross margin increased 90 basis points to 52.1% in the second quarter of 2008 from 51.2% in the second quarter of 2007. The increase in margin is primarily contributed by record service revenue in the quarter.
     Cost of hardware and other. Cost of hardware decreased $1.6 million to approximately $3.9 million in the second quarter of 2008 from approximately $5.6 million in the second quarter of 2007. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $3.4 million and $3.3 million for the quarters ended June 30, 2008 and 2007, respectively.

Operating Expenses

	Three Months Ended June 30,
			% Change
	2008	2007	2008 to 2007
	(in thousands)
Research and development	$11,711	$12,278	-5%
Sales and marketing	14,676	14,491	1%
General and administrative	8,867	8,383	6%
Depreciation and amortization	3,158	3,354	-6%

Operating expenses	$38,412	$38,506	0%

     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended June 30, 2008 decreased $0.6 million compared to the same quarter of the prior year. This decrease was mainly attributable to a $0.3 million decrease in salary-related costs and a $0.2 million decrease in professional fees related to translation services and visa permits.
     Our principal research and development activities have focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service oriented architecture based application framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions. For the quarters ended June 30, 2008 and 2007, we did not capitalize any research and development costs.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased slightly by $0.2 million or 1% in the second quarter of 2008 compared to the same quarter of the prior year.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The $0.5 million increase in general and administrative expenses during the quarter ended June 30, 2008 was primarily attributable to a $0.7 million reduction in recoveries of previously expensed sales tax.
     Depreciation and amortization. Depreciation expense amounted to $2.3 million and $2.2 million for the quarters ended June 30 2008 and 2007, respectively. Amortization of intangibles associated with various acquisitions totaled $0.9 million and $1.2 million for the quarters ended June 30, 2008 and 2007, respectively.

Operating Income
     Income from Operations. Operating income for the second quarter of 2008 decreased by $0.4 million or 3% while consolidated revenue grew 1%. Operating margins decreased to 14.7% for the second quarter of 2008 from 15.3% for the second quarter of 2007. Operating income and margins declined $0.4 million due to lower license revenues and a decrease of $0.7 million in sales tax accrual recoveries.
Other Income and Taxes

	Three Months Ended June 30,
			% Change
	2008	2007	2008 to 2007
Other income, net	$650	$298	118%
Income tax provision	4,835	4,959	-3%
     Other income, net. Other income, net principally includes interest income and foreign currency gains and losses. Other income, net increased $0.4 million in the second quarter of 2008 compared to the second quarter of 2007 primarily due to the fluctuation of the U.S. dollar relative to foreign currencies partially offset by the decrease in interest income. We recorded a net foreign currency gain of $0.3 million during the three months ended June 30, 2008. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, principally the Indian Rupee, the Australian Dollar, and the Japanese Yen. Interest income decreased to $0.4 million for the second quarter of 2008 from $0.8 million for the second quarter of 2007 due to lower average investment balances in the second quarter of 2008. The weighted-average interest rate earned on investment securities during the three month periods ended June 30, 2008 and 2007 was approximately 2.7% and 3.7%, respectively.
     Income tax provision. Our effective income tax rates were 34.75% and 35.5% in the quarters ended June 30, 2008 and 2007, respectively. The reduction in the effective income tax rate is due to continued tax planning and implementation of various international tax planning strategies.
Highlights of the first half of 2008 Condensed Consolidated Financial Results
     Summarized highlights of the first half of 2008, as compared to the first half of 2007, are as follows:
•	Consolidated revenue increased 7% to $178.8 million;
•	License revenue was $37.7 million, an increase of 1%;

•	Services revenue totaled $122.1 million, a 10% increase;
•	Operating income increased 7% to $22.4 million;

•	Diluted earnings per share increased 29% to $0.66;

•	Cash Flow from Operations increased 67% to $27.1 million;
•	The Company repurchased 542,596 common shares during the first six months of 2008 totaling $12.4 million at an average share price of $22.76. All of these shares were repurchased in the first quarter of 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     The results of our operations for the first half of 2008 and 2007 are discussed below.
Revenue

	Six Months Ended June 30,
			% Change	% of Total Revenue
	2008	2007	2008 to 2007	2008	2007
	(in thousands)
License	$37,677	$37,151	1%	21%	22%
Services	122,126	110,663	10%	68%	66%
Hardware and other	19,011	20,005	-5%	11%	12%

Total revenue	$178,814	$167,819	7%	100%	100%

     License revenue. License revenue increased 1% in the six months ended June 30, 2008 over the prior year. EMEA and APAC license revenue increased $1.8 million or 41% and $2.4 million or 453%, respectively, which resulted in record first half license revenue from both segments. The increases were partially offset by a $3.7 million decrease in Americas license revenue for the six months ended June 30, 2008 compared to the same period in the prior year.
     License sales mix across our product suite remained well-balanced in the first half of 2008 with 52% of sales in our warehouse management solutions and 48% in non-warehouse management solutions. With our expanded suite of supply chain solutions we continue to see strong growth in our core warehouse management solutions with 7% growth in the first half of 2008 compared to the same period in the prior year. Non-warehouse management solutions declined 4% compared to the same period in the prior year.
     Services revenue. Services revenue increased 10% or $11.5 million in the first half of 2008 compared to the same period in the prior year principally due to: (i) a 7% or $5.9 million increase in professional services revenue from larger implementation projects and increased license sales and (ii) a 17% or $5.6 million increase in revenue from customer support and software enhancements. The Americas segment led the growth in revenue with an increase in services revenue of $6.7 million or 7%, from the first half of 2007 compared to the first half of 2008. Services revenue in EMEA also increased by $6.4 million or 60%, from the first half of 2007 to the first half of 2008 on strong license growth. These increases were partially offset by a decrease in APAC services revenue of $1.7 million or 23%, from the first half of 2007 compared to the first half of 2008 largely because license sales, which drive services revenue, were lower from mid 2006 to mid 2007, and we completed the implementation of a large client in the region.
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
     Hardware and other. Hardware sales decreased by 10% or $1.4 million to $12.6 million in the first half of 2008 compared to $13.9 million in the first half of 2007. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from year to year. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the six months ended June 30, 2008 and 2007, reimbursements by customers for out-of-pocket expenses were approximately $6.4 million and $6.1 million, respectively.
Cost of Revenue

	Six Months Ended June 30,
			% Change
	2008	2007	2008 to 2007
	(in thousands)
Cost of license	$2,785	$2,446	14%
Cost of services	61,136	53,283	15%
Cost of hardware and other	15,583	17,225	-10%

Total cost of revenue	$79,504	$72,954	9%

     Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased 14%, or $0.3 million, in the first half of 2008 compared to the first half of 2007 on a 1% increase in license revenue due to license product mix driving higher third party software costs associated with embedded software sold as part of our solutions.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. Cost of services increased $7.9 million, or 15%, in the six months ended June 30, 2008 principally due to a $7.1 million increase in salary-related costs and $1.2 million in travel expenses resulting from a 20% increase in our average professional services headcount.
     Services gross margin decreased to 49.9% in the first half of 2008 from 51.9% in the first half of 2007. The decline in margin is due to a 20% increased investment in Services headcount to support growing demand for our services engagements and to enhance our ability to satisfy customer needs combined with a shift in product mix from our heritage System i platforms to Open Systems platforms.
     Cost of hardware and other. Cost of hardware decreased $1.6 million or 14% to approximately $9.3 million in the first half of 2008 from approximately $10.9 million in the first half of 2007. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $6.3 million for each of the six months ended June 30, 2008 and 2007.

Operating Expenses

	Six Months Ended June 30,
			% Change
	2008	2007	2008 to 2007
	(in thousands)
Research and development	$24,365	$23,429	4%
Sales and marketing	28,248	27,098	4%
General and administrative	17,938	16,529	9%
Depreciation and amortization	6,406	6,855	-7%

Operating expenses	$76,957	$73,911	4%

     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase of $0.9 million or 4% in research and development expenses for the first half of 2008 compared to the same period of the prior year was mainly attributable to an increase in compensation costs of $0.7 million resulting from headcount growth and annual compensation increases.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. The $1.2 million or 4% increase in sales and marketing expenses in the six months ended June 30, 2008 was attributable to: (i) a $0.5 million increase in marketing programs, (ii) $0.3 million increase in stock compensation expense, and (iii) a $0.3 million increase in travel expenses.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The net increase of $1.4 million or 9% in general and administrative expenses during the six months ended June 30, 2008 was primarily attributable to a $0.6 million increase in stock compensation expense and a $0.8 million reduction in recoveries of previously expensed sales tax.
     Depreciation and amortization. Depreciation expense amounted to $4.7 million and $4.5 million for the six months ended June 30, 2008 and 2007. Amortization of intangibles associated with various acquisitions totaled $1.7 million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively.
Operating Income
     Income from Operations. Operating income for the six months ended June 30, 2008 increased by $1.4 million, or 7%, based on consolidated revenue growth of 7%. Operating margins were 12.5% for the first half of 2008 and 2007. Operating income in the EMEA segment increased by $4.4 million due to record revenue growth in the first half of 2008. Operating income in APAC increased slightly by $0.3 million. The increases in EMEA and APAC were partially offset by the decrease in the Americas segment of $3.4 million.

Other Income and Taxes

	Six Months Ended June 30,
			% Change
	2008	2007	2008 to 2007
Other income, net	$2,951	$1,390	112%
Income tax provision	8,793	7,932	11%
     Other income, net. Other income, net principally includes interest income and foreign currency gains and losses. Other income increased $1.6 million in the six months ended June 30, 2008 compared to the same period in the prior year, which is principally attributable to fluctuation of the U.S. dollar relative to other foreign currencies partially offset by the decrease in interest income. We recorded a net foreign currency gain of $1.9 million during the six months ended June 30, 2008. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee, the British Pound, the Euro and the Australian dollar. Interest income decreased $0.9 million to $1.0 million for the six months ended June 30, 2008 from $1.9 million for the six months ended June 30, 2007 based on lower average investment balances in the first half of 2008. The weighted-average interest rate earned on investment securities during the six month periods ended June 30, 2008 and 2007 was approximately 3.5% and 4.2%, respectively.
     Income tax provision. Our effective income tax rates were 34.75% and 35.5% in the six months ended June 30, 2008 and 2007, respectively. The reduction in the effective income tax rate was a result of continued tax planning and implementation of various international tax planning strategies.
Liquidity and Capital Resources
     As of June 30, 2008, we had approximately $83.5 million in cash, cash equivalents and investments, as compared to $72.8 million at December 31, 2007. Our main source of operating cash flows is cash collections from our customers which we use to fund our operations. Our primarily use of cash is to support continuing operations and capital expenditure requirements resulting from growth and to buy back our common stock in the open market.
     Our operating activities generated cash flow of approximately $27.1 million for the six months ended June 30, 2008 and $16.2 million for the six months ended June 30, 2007. Cash flow from operating activities for the six months ended June 30, 2008 increased due to strong operating earnings growth and accounts receivable collections. In addition, cash flow from operations in the first half of 2007 included legal settlement payments of $3.0 million for legal settlements in fourth quarter of 2006. Days sales outstanding (“DSO”) decreased to 78 days at June 30, 2008 from 79 days at December 31, 2007.
     Our investing activities provided cash of approximately $16.0 million and $38.8 million for the six months ended June 30, 2008 and 2007, respectively. The source of cash provided by investing activities for the six months ended June 30, 2008 was from the net maturities of investments of approximately $21.5 million, offset by capital expenditures of approximately $5.5 million. The source of cash provided by investing activities for the six months ended June 30, 2007 was net maturities of investments of approximately $45.2 million offset by capital expenditures of $6.5 million.
     Our financing activities used cash of approximately $10.1 million and $46.1 million for the six months ended June 30, 2008 and 2007, respectively. The principal use of cash for financing activities for the six months ended June 30, 2008 was to purchase approximately $12.4 million of our common stock, partially offset by proceeds generated from options exercised of $2.2 million. The principal use of cash for financing activities for the six months ended June 30, 2007 was to purchase approximately $52.8 million of our common stock, partially offset by proceeds generated from options exercised of $6.1 million.
     Periodically, opportunities may arise to grow our business through the acquisition of complementary and synergistic companies, products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. We believe that existing balances of cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case.
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
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in hardware and other revenue. The total amount of expense reimbursement recorded as revenue for the three months ended June 30, 2008 and 2007 was $3.4 million and $3.1 million, respectively and for the six months ended June 30, 2008 and 2007 was $6.4 million and $6.1 million, respectively.
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

     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At June 30, 2008, our goodwill balance was $62.3 million.
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
     In connection with purchase price allocations, we estimate the fair value of the support obligations assumed in connection with acquisitions. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical direct costs related to providing the support services and to correcting any errors in the software products acquired. We do not include any costs associated with selling efforts, available upgrades, or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because the acquired entities would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Foreign Business
     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, Germany, France, Australia, Japan, China, Singapore and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. The appreciation in the Rupee in 2007 and the first quarter of 2008 negatively impacted the Company’s operating margins and earnings per share.
     We recorded a foreign exchange rate gain of $1.9 million during the six months ended June 30, 2008 and a foreign exchange rate loss of $0.6 million during the six months ended June 30, 2007, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at June 30, 2008 relative to the U.S. dollar would result in approximately a $1.0 million change in the reported foreign currency gain for the six months ended June 30, 2008.
Interest Rates
     We invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from operations.
     We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). All of the cash equivalents and investments are treated as available-for-sale under SFAS No. 115. At June 30, 2008, we have $6.5 million invested in auction rate securities. These securities have original maturities of up to 30 years, but have auctions to reset the yield every 7 to 35 days. Certain auctions failed during the second quarter of 2008, but the underlying securities were not called by the issuer. We may not able to access these funds until a successful auction occurs, until the issuers call the underlying notes, or until the final maturity of the underlying notes. We classified $6.5 million of auction rate securities that incurred failed auctions and had not been called by the issuers as long-term investments. The fair values of these auction rate securities considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions of our valuation could have a significant impact on the value of these securities, which may cause losses and affect our liquidity specifically for these securities potentially requiring us to record an impairment charge on these investments in the future.
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at June 30, 2008 and 2007 was approximately 3.5% and 4.2%, respectively. The fair value of investments held at June 30, 2008 was approximately $62.0 million. Based on the average investments outstanding during the six months ended June 30, 2008, an increase or decrease of 25 basis points would result in an increase or decrease in interest income of approximately $37 thousand from the reported interest income for the six months ended June 30, 2008.

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
Change in Internal Control over Financial Reporting
     During the six months ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.
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
     On October 23, 2007, it was announced that the Company’s Board of Directors increased the Company’s remaining repurchase authority to $50 million. During the six months ended June 30, 2008, the Company repurchased 542,596 common shares totaling $12.4 million. All of these shares were repurchased in the first quarter of 2008.
     As of June 30, 2008, we have $12.6 million of remaining share repurchase authority.

Item 3.	Defaults Upon Senior Securities.
     No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Submission of Matters to a Vote of Security Holders.

     Our Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 30, 2008. There were present at the Annual Meeting, in person or by proxy, holders of 23,065,194 shares (or 94%) of the common stock entitled to vote.
     The following directors were elected to hold office for a term at the Annual Meeting disclosed below or until their successors are elected and qualified, with the vote for the directors being reflected below:

Name	Term Expires	Vote For	Vote Withheld
Brian J. Cassidy	2011	21,296,970	1,768,224
Paul R. Goodwin	2011	22,791,260	273,934
Peter J. Kight	2009	21,294,880	1,770,314
Dan J. Lautenbach	2010	22,791,260	273,934
     The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect the directors.
     Continuing Class II Directors serving until the 2009 Annual Meeting of Shareholders are Deepak Raghavan and Peter F. Sinisgalli.
     Continuing Class III Directors serving until the 2010 Annual Meeting of Shareholders are John J. Huntz, Jr. and Thomas E. Noonan.
     The appointment of Ernst & Young LLP as the independent registered public accounting firm to audit our consolidated financial statements and our internal controls over financial reporting for the year ending December 31, 2008, was ratified with 21,655,274 affirmative votes cast, 1,408,149 negative votes cast and 1,771 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to ratify the appointment of Ernst & Young LLP.

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

*In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.
Date: August 6, 2008	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 6, 2008	/s/ Dennis B. Story
Dennis B. Story
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002