Form 10-Q
period 2008-09-30
MANHATTAN ASSOCIATES INC
filed 2008-11-06
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of November 4, 2008, the latest practicable date, is as follows: 24,035,527 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended September 30, 2008

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$79,802	$44,675
Short term investments	—	17,904
Accounts receivable, net of allowance of $4,832 and $6,618 in 2008 and 2007, respectively	71,078	72,534
Deferred income taxes	6,577	6,602
Prepaid expenses and other current assets	8,325	8,646

Total current assets	165,782	150,361

Property and equipment, net	23,606	24,421
Long-term investments	3,033	10,193
Acquisition-related intangible assets, net	7,197	9,691
Goodwill, net	62,281	62,285
Deferred income taxes	9,797	9,846
Other assets	2,865	4,863

Total assets	$274,561	$271,660

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,998	$9,112
Accrued compensation and benefits	16,436	19,357
Accrued and other liabilities	11,868	10,040
Deferred revenue	33,978	31,817
Income taxes payable	7,399	8,156

Total current liabilities	78,679	78,482

Other non-current liabilities	8,650	7,473

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2008 or 2007	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 24,222,343 and 24,899,919 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	240	249
Additional paid-in capital	2,515	17,744
Retained earnings	186,009	165,189
Accumulated other comprehensive (loss) income	(1,532)	2,523

Total shareholders’ equity	187,232	185,705

Total liabilities and shareholders’ equity	$274,561	$271,660

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue:
Software license	$13,802	$17,303	$51,479	$54,454
Services	60,023	58,437	182,149	169,100
Hardware and other	8,911	8,849	27,922	28,854

Total Revenue	82,736	84,589	261,550	252,408

Costs and Expenses:
Cost of license	1,528	1,599	4,313	4,045
Cost of services	29,376	28,348	90,512	81,631
Cost of hardware and other	7,036	7,286	22,619	24,511
Research and development	12,546	11,887	36,911	35,316
Sales and marketing	11,579	13,079	39,827	40,177
General and administrative	9,099	8,397	27,037	24,926
Depreciation and amortization	3,125	3,406	9,531	10,261
Asset impairment charges	5,205	—	5,205	—

Total costs and expenses	79,494	74,002	235,955	220,867

Operating income	3,242	10,587	25,595	31,541

Other income, net	927	1,619	3,878	3,009

Income before income taxes	4,169	12,206	29,473	34,550
Income tax (benefit) provision	(140)	4,321	8,653	12,253

Net income	$4,309	$7,885	$20,820	$22,297

Basic earnings per share	$0.18	$0.31	$0.86	$0.84
Diluted earnings per share	$0.18	$0.29	$0.84	$0.80

Weighted average number of shares:
Basic	24,069	25,739	24,246	26,536
Diluted	24,568	26,879	24,736	27,723
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(unaudited)
Operating activities:
Net income	$20,820	$22,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,531	10,261
Asset impairment charge	5,205	—
Stock compensation	6,616	4,939
Loss on disposal of equipment	41	26
Tax benefit of stock awards exercised/vested	181	1,596
Excess tax benefits from stock based compensation	(81)	(607)
Deferred income taxes	—	(742)
Unrealized foreign currency gain	(743)	(880)
Changes in operating assets and liabilities:
Accounts receivable, net	1,131	(11,341)
Other assets	266	2,228
Accounts payable, accrued and other liabilities	1,249	(7,173)
Income taxes	(752)	(1,304)
Deferred revenue	2,059	3,261

Net cash provided by operating activities	45,523	22,561

Investing activities:
Purchase of property and equipment	(6,818)	(7,934)
Net maturities of investments	21,558	63,185

Net cash provided by investing activities	14,740	55,251

Financing activities:
Purchase of common stock	(25,053)	(74,932)
Excess tax benefits from stock based compensation	81	607
Proceeds from issuance of common stock from options exercised	3,018	9,356

Net cash used in financing activities	(21,954)	(64,969)

Foreign currency impact on cash	(3,182)	1,239

Net change in cash and cash equivalents	35,127	14,082
Cash and cash equivalents at beginning of period	44,675	18,449

Cash and cash equivalents at end of period	$79,802	$32,531

Supplemental disclosures of cash flow information- noncash investing activity:
Tenant improvements funded by landlord	$—	$7,918

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2007.
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
     The accounting related to license revenue recognition in the software industry is complex and affected by interpretations of the rules which are subject to change. Judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions decline, or if the

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2008
(unaudited)
financial condition of our customers deteriorates, the Company may be unable to determine that collectibility is probable, and the Company could be required to defer the recognition of revenue until the Company receives customer payments.
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
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $3.2 million and $9.6 million for the three and nine months ended September 30, 2008, respectively, and $3.2 million and $9.3 million for the three and nine months ended September 30, 2007, respectively.
4. Investments
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis without material impact to the financial statements. On January 1, 2008, the Company partially adopted SFAS No. 157 related to all financial assets and liabilities and non-

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2008
(unaudited)
financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company is currently assessing the potential impact this statement will have on the Consolidated Financial Statements once it is adopted for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis.
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
     The Company’s investments in marketable securities consist principally of debt instruments of state and local government agencies and U.S. corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 157. Investments with maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of greater than one year from the date of purchase are generally classified as long-term investments. The Company’s long-term investments consist of corporate or U.S. government debt instruments with maturities between one year and five years. The Company holds investments in auction rate securities, which have original maturities greater than one year, but which previously had auctions that reset the yield every 7 to 35 days. In determining the fair values of auction rate securities, the Company considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. The Company uses quoted prices from active markets which are classified at level 1 as a highest level observable input in the disclosure hierarchy framework as defined by SFAS No. 157 for all other available-for-sale securities. Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is determined on a specific identification basis. Certain auctions failed during 2008 and the underlying securities were not called by the issuer. During the quarter ended September 30, 2008, the Company recorded an other-than-temporary impairment charge of $3.5 million on one of these investments. The Company reduced the carrying value to zero due to a combination of credit downgrades of the underlying issuer and the bond insurer as well as increased publicly reported exposure to bankruptcy risk by the issuer and continued significant deterioration in the credit markets limiting the issuer’s ability to re-finance the underlying bond. The $3.5 million charge is included in asset impairment charges in the condensed consolidated statements of income. The Company classified its remaining $3.0 million of auction rate securities that failed as long-term investments as of September 30, 2008. These remaining securities were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments have high credit ratings, and the Company intends and has the ability to hold these securities until maturity or until called. However, these investments may require an impaired valuation at some point in the future as new information develops.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2008
(unaudited)
     The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2008 (in thousands):

	Fair Value Measurements at
	September 30, 2008 Using
		Significant Other	Significant
	Quoted Prices	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities	$44,167	$—	$3,033	$47,200

Total investments	$44,167	$—	$3,033	$47,200

     In July 2003, the Company invested $2.0 million in an RFID technology company. The investment has been accounted for under the cost method and is included in “Other Assets” on the condensed consolidated balance sheets. In the third quarter of 2006, the Company wrote down its investment by $0.3 million due to uncertainties associated with the fair value of the investment following an unsuccessful public offering. During the third quarter of 2008, the Company wrote down the remaining balance of this investment recording an other-than-temporary impairment charge of $1.7 million. The Company recorded the additional impairment due to a combination of continued negative financial results reported by this company in a very competitive sector and a down round of financing in which the Company’s preferred share ownership was converted into common stock, eliminating the Company’s preference rights associated with liquidation, thereby substantially impairing its ability to recoup its investment. The $1.7 million charge is included in asset impairment charges in the condensed consolidated statements of income.
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
5. Stock-Based Compensation
     During the three months ended September 30, 2008 and 2007, the Company granted options to purchase 22,600 shares and 227,000 shares of common stock, respectively. The Company recorded stock option expense of $1.4 million and $1.2 million during the three months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, the Company granted options to purchase 643,936 shares and 827,113 shares of common stock, respectively. The Company recorded stock option expense of $4.1 million and $3.5 million during the nine months ended September 30, 2008 and 2007, respectively.
     The Company also granted 7,531 and 75,665 shares of restricted stock during the three months ended September 30, 2008 and 2007, respectively. The Company recorded restricted stock expense of $0.8 million and $0.6 million during the three months ended September 30, 2008 and 2007, respectively. The Company granted 206,102 and 271,264 shares of restricted stock during the nine months ended

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2008
(unaudited)
September 30, 2008 and 2007, respectively. The Company recorded restricted stock expense of $2.5 million and $1.5 million during the nine months ended September 30, 2008 and 2007, respectively.
6. Income Taxes
     The Company’s effective tax rate was 29.36 % and 35.5% for the nine months ended September 30, 2008 and 2007, respectively. The reduction in the effective income tax rate was primarily related to a release of income tax reserves resulting from expiring tax audit statutes for U.S. federal income tax returns filed for 2004 and prior partially offset by $0.6 million tax expense on the repatriation of cash from a foreign subsidiary.
     The Company adopted the provisions of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As of September 30, 2008, the Company’s unrecognized tax benefits totaled $2.9 million, of which $1.1 million, if recognized, would lower the effective tax rate.
     The Company recognizes potential accrued interest and penalties to unrecognized tax benefits within its global operations in income tax expense. The Company’s liability for the potential payment of interest and penalties totaled $2.7 million at September 30, 2008.
     The Company conducts business globally and, as a result, files income tax returns in the United States’ Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to income tax examinations for the years before 2005 in U.S. Federal, substantially all state and local, or substantially all non-U.S. jurisdictions. Due to the expiration of statutes of limitations in multiple jurisdictions globally during the quarter ended September 30, 2008, the Company experienced a decrease in unrecognized tax benefits of $2.2 million. Further, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease within twelve months by $2.2 million related primarily to previous acquisitions and jurisdictional taxable income amounts due to the expiration of statutes of limitation.
     In the third quarter of 2008, the Internal Revenue Service (“IRS”) concluded an examination of the Company’s U.S. Federal income tax return for 2005. The examination resulted in a net refund to the Company of $0.1 million.
7. Comprehensive Income
     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
     The following table sets forth the calculation of comprehensive income (in thousands):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2008
(unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$4,309	$7,885	$20,820	$22,297

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,229)	(170)	(4,023)	1,160
Unrealized (loss) gain on investments	—	51	(32)	30

Other comprehensive (loss) income	(2,229)	(119)	(4,055)	1,190

Comprehensive income	$2,080	$7,766	$16,765	$23,487

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
     The following is a reconciliation of the income and share amounts used in the computation of basic and diluted net income per common share:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)

Net income	$4,309	$7,885	$20,820	$22,297
Earnings per share:
Basic	$0.18	$0.31	$0.86	$0.84
Effect of CESs	—	(0.02)	(0.02)	(0.04)

Diluted	$0.18	$0.29	$0.84	$0.80

Weighted average number of shares:
Basic	24,069	25,739	24,246	26,536
Effect of CESs	499	1,140	490	1,187

Diluted	24,568	26,879	24,736	27,723
     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 3,814,462 shares and 1,359,931 shares for the three months ended September 30, 2008 and 2007, respectively, and 3,804,462 shares and 1,359,931 shares for the nine months ended September 30, 2008 and 2007, respectively. Such shares were not included because they were anti-dilutive.
9. Contingencies

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2008
(unaudited)
     From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Many of the Company’s installations involve products that are critical to the operations of its clients’ businesses. Any failure in a product could result in a claim for substantial damages against the Company, regardless of its responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in the Company’s contracts will be enforceable in all instances. The Company is not presently involved in any material litigation. However, it is involved in various legal proceedings. The Company believes that any liability that may arise as a result of these proceedings will not have a material adverse effect on its financial condition, results of operations or cash flows. The Company expenses legal costs associated with loss contingencies as such legal costs are incurred.
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
     The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.8 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively, and $3.0 million and $1.9 million for the nine months ended September 30, 2008 and 2007, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.
     The following table presents the revenues, expenses and operating income by reporting segment for the three and nine months ended September 30, 2008 and 2007 (in thousands):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2008
(unaudited)

	For the Three Months ended				For the Three Months ended
	September 30, 2008				September 30, 2007
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Revenue:
License	$10,782	$1,389	$1,631	$13,802	$14,348	$2,308	$647	$17,303
Services	48,834	8,255	2,934	60,023	47,723	7,417	3,297	58,437
Hardware and other	8,341	439	131	8,911	7,779	738	332	8,849

Total revenue	67,957	10,083	4,696	82,736	69,850	10,463	4,276	84,589

Costs and Expenses:
Cost of revenue	29,484	5,668	2,788	37,940	28,654	5,729	2,850	37,233
Operating expenses	28,719	2,973	1,532	33,224	29,160	3,094	1,109	33,363
Depreciation and amortization	2,931	150	44	3,125	3,142	208	56	3,406
Asset impairment charges	5,205	—	—	5,205	—	—	—	—

Total costs and expenses	66,339	8,791	4,364	79,494	60,956	9,031	4,015	74,002

Operating income	$1,618	$1,292	$332	$3,242	$8,894	$1,432	$261	$10,587

	For the Nine Months ended				For the Nine Months ended
	September 30, 2008				September 30, 2007
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Revenue:
License	$39,461	$7,408	$4,610	$51,479	$46,694	$6,574	$1,186	$54,454
Services	148,151	25,407	8,591	182,149	140,362	18,120	10,618	169,100
Hardware and other	26,025	1,257	640	27,922	26,839	1,422	593	28,854

Total revenue	213,637	34,072	13,841	261,550	213,895	26,116	12,397	252,408

Costs and Expenses:
Cost of revenue	90,346	18,518	8,580	117,444	86,582	15,016	8,589	110,187
Operating expenses	89,866	9,515	4,394	103,775	88,022	9,088	3,309	100,419
Depreciation and amortization	8,894	477	160	9,531	9,325	756	180	10,261
Asset impairment charges	5,205	—	—	5,205	—	—	—	—

Total costs and expenses	194,311	28,510	13,134	235,955	183,929	24,860	12,078	220,867

Operating income	$19,326	$5,562	$707	$25,595	$29,966	$1,256	$319	$31,541

     The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2008
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Professional services	$40,693	$41,488	$125,277	$120,184
Customer support and software enhancements	19,330	16,949	56,872	48,916

Total services revenue	$60,023	$58,437	$182,149	$169,100

     License revenues related to the Company’s warehouse and non-warehouse product groups for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Warehouse	$7,656	$10,290	$27,334	$28,771
Non-Warehouse	6,146	7,013	24,145	25,683

Total license revenue	$13,802	$17,303	$51,479	$54,454

11. Subsequent Events
     On October 16, 2008, the Board authorized the repurchase of an additional $25.0 million of the Company’s common stock under the Company’s stock repurchase program.
     On October 21, 2008, the Company announced that, based on its view of the intermediate-term market demand, the Company has identified over-staffed areas and eliminated approximately 150 positions worldwide to realign capacity with demand forecasts. The Company will record the related restructuring charge in the fourth quarter of 2008.
12. New Accounting Pronouncements
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company partially adopted SFAS No. 157 on January 1, 2008 related to all financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company is currently assessing the potential impact this statement will have on the Consolidated Financial Statements once it is adopted for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. See Note 4, Investments, for further discussion of the adoption.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2008
(unaudited)
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements,” and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the entity’s fiscal year that begins after November 15, 2007. The Company did not elect to measure at fair value any of its financial instruments under the provisions of SFAS No. 159, thus the adoption of this statement effective January 1, 2008 did not have an impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) which amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company will adopt SFAS No. 141(R) effective January 1, 2009 and apply it to any business combinations on or after that date.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.
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
Recent Developments
     Asset impairment charges. During the quarter ended September 30, 2008, we recorded an other-than-temporary impairment charge of $1.7 million, writing down the remaining balance of a $2.0 million investment in an RFID technology company we made in July 2003. We recorded the additional impairment due to a combination of continued negative financial results reported by this company in a very competitive sector and a down round of financing in which our preferred share ownership was converted into common stock, eliminating our preference rights associated with liquidation, thereby substantially impairing our ability to recoup our investment. In addition, we recorded an other-than-temporary impairment charge of $3.5 million on an investment in an auction rate security. We reduced the carrying value to zero due to a combination of credit downgrades of the underlying issuer and the bond insurer as well as increased publicly reported exposure to bankruptcy risk by the issuer and continued significant deterioration in the credit markets limiting the issuer’s ability to re-finance the underlying bond.
     Subsequent event. On October 21, 2008, we announced that, based on our view of the intermediate-term market demand, we identified over-staffed areas and eliminated approximately 150 positions worldwide to realign capacity with demand forecasts. We will record the related restructuring charge in the fourth quarter of 2008.
Highlights of Third Quarter 2008 Condensed Consolidated Financial Results

     Summarized highlights of the 2008 third quarter results, as compared to the 2007 third quarter, follow:
•	Consolidated revenue decreased 2% to $82.7 million;
•	License revenue decreased 20% to $13.8 million;

•	Services revenue totaled $60.0 million, increasing 3%;
•	Operating income decreased 69% to $3.2 million, which includes $5.2 million in asset impairment charges for a RFID technology investment and an auction-rate security investment;

•	Diluted earnings per share decreased 38% to $0.18 per share;

•	Cash Flow from Operations was a record $18.4 million, increasing 190%;

•	Cash and Investments on hand was $82.8 million and $72.8 million at September 30, 2008 and December 31, 2007, respectively;

•	The Company repurchased 511,404 common shares totaling $12.6 million at an average share price of $24.73 in the third quarter of 2008, thereby completing its $50 million buyback program approved in October 2007.
Results of Operations
     The following table summarizes our consolidated results for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)

Revenue	$82,736	$84,589	$261,550	$252,408
Costs and expenses	79,494	74,002	235,955	220,867

Operating income	3,242	10,587	25,595	31,541
Other income, net	927	1,619	3,878	3,009

Income before taxes	4,169	12,206	29,473	34,550
Net income	$4,309	$7,885	$20,820	$22,297

Diluted net income per share	$0.18	$0.29	$0.84	$0.80

Diluted weighted average number of shares	24,568	26,879	24,736	27,723

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

During the three and nine months ended September 30, 2008 and 2007, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2008	2007	2008 to 2007	2008	2007	2008 to 2007
	(in thousands)			(in thousands)
Revenue:
License
Americas	$10,782	$14,348	-25%	$39,461	$46,694	-15%
EMEA	1,389	2,308	-40%	7,408	6,574	13%
APAC	1,631	647	152%	4,610	1,186	289%

Total license	$13,802	$17,303	-20%	$51,479	$54,454	-5%

Services
Americas	$48,834	$47,723	2%	$148,151	$140,362	6%
EMEA	8,255	7,417	11%	25,407	18,120	40%
APAC	2,934	3,297	-11%	8,591	10,618	-19%

Total services	$60,023	$58,437	3%	$182,149	$169,100	8%

Hardware and Other
Americas	$8,341	$7,779	7%	$26,025	$26,839	-3%
EMEA	439	738	-41%	1,257	1,422	-12%
APAC	131	332	-61%	640	593	8%

Total hardware and other	$8,911	$8,849	1%	$27,922	$28,854	-3%

Total Revenue
Americas	$67,957	$69,850	-3%	$213,637	$213,895	0%
EMEA	10,083	10,463	-4%	34,072	26,116	30%
APAC	4,696	4,276	10%	13,841	12,397	12%

Total revenue	$82,736	$84,589	-2%	$261,550	$252,408	4%

Operating income:
Americas	$1,618	$8,894	-82%	$19,326	$29,966	-36%
EMEA	1,292	1,432	-10%	5,562	1,256	343%
APAC	332	261	27%	707	319	122%

Total operating income	$3,242	$10,587	-69%	$25,595	$31,541	-19%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     The results of our operations for third quarter 2008 and 2007 are discussed below.

Revenue

	Three Months Ended September 30,
			% Change	% of Total Revenue
	2008	2007	2008 to 2007	2008	2007
	(in thousands)

License	$13,802	$17,303	-20%	17%	20%
Services	60,023	58,437	3%	72%	69%
Hardware and other	8,911	8,849	1%	11%	11%

Total revenue	$82,736	$84,589	-2%	100%	100%

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services and customer support and software enhancements; and sales of complementary radio frequency and computer equipment.
     License revenue. License revenue decreased $3.5 million or 20% in the quarter ended September 30, 2008 over the same period in the prior year primarily driven by the current macroeconomic environment which has lengthened the sales cycles in the Americas market in 2008. The Americas and EMEA license revenues decreased $3.6 million and $0.9 million, respectively compared to the same period in the prior year. This decrease was partially offset by an increase in APAC license revenue of $1.0 million in the third quarter of 2008.
     License sales mix across our product suite remained well-balanced in the quarter with 55% of sales in our warehouse management solutions and 45% in non-warehouse management solutions. Our core warehouse management solutions decreased $2.6 million or 26% in the third quarter of 2008 compared to the same quarter in the prior year and non-warehouse management solutions decreased $0.9 million or 12% compared to the same quarter in the prior year.
     Services revenue. Services revenue increased $1.6 million or 3% in the third quarter of 2008 compared to the same quarter in the prior year principally due to a $2.4 million or 14% increase in revenue from customer support and software enhancements partially offset by a $0.8 million or 2% decrease in professional services revenue from decreased license sales. The Americas and EMEA segments increased $1.1 million or 2% and $0.8 million or 11%, respectively, in the third quarter of 2008 compared to the third quarter of 2007. These increases were partially offset by a decrease in APAC services revenue of $0.3 million, or 11%, in the third quarter of 2008 compared to the third quarter of 2007.
     Over the past several years, our services revenue growth and margins have been affected by some pricing pressures. We believe that the pricing pressures are attributable to global macro-economic conditions and competition. In addition, our services revenue growth will be affected by timing of license revenue growth and the mix of products sold. For instance, individual engagements involving our non-warehouse management solutions typically require fewer implementation services.
     Hardware and other. Hardware sales increased slightly to $5.8 million in the third quarter of 2008 compared to $5.6 million in the third quarter of 2007. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue.

Reimbursements by customers for out-of-pocket expenses were approximately $3.2 million for the quarters ended September 30, 2008 and 2007.
Cost of Revenue

	Three Months Ended September 30,
			% Change
	2008	2007	2008 to 2007
	(in thousands)
Cost of license	$1,528	$1,599	-4%
Cost of services	29,376	28,348	4%
Cost of hardware and other	7,036	7,286	-3%

Total cost of revenue	$37,940	$37,233	2%

     Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased slightly by $0.1 million, or 4%, in the third quarter of 2008 compared to third quarter of 2007.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $1.0 million increase in cost of services in the quarter ended September 30, 2008 was principally due to (i) a $0.9 million increase in employee-related costs such as salary, benefits and payroll taxes resulting from an 11% increase in the average number of personnel dedicated to the delivery of professional services and annual compensation increases for third quarter of 2008 and (ii) a $0.2 million increase in travel expenses.
     Services gross margin declined 40 basis points to 51.1% in the third quarter of 2008 from 51.5% in the third quarter of 2007. The decrease in margin is primarily attributable to the decrease in professional services revenue in the quarter.
     Cost of hardware and other. Cost of hardware decreased $0.1 million to approximately $4.0 million in the third quarter of 2008 from approximately $4.1 million in the third quarter of 2007. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $3.1 million and $3.2 million for the quarters ended September 30, 2008 and 2007, respectively.
Operating Expenses

	Three Months Ended September 30,
			% Change
	2008	2007	2008 to 2007
	(in thousands)
Research and development	$12,546	$11,887	6%
Sales and marketing	11,579	13,079	-11%
General and administrative	9,099	8,397	8%
Depreciation and amortization	3,125	3,406	-8%
Asset impairment charges	5,205	—	100%

Operating expenses	$41,554	$36,769	13%

     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended September 30, 2008 increased $0.7 million or 6% compared to the same quarter of the prior year. This increase was mainly attributable to the increase in employee-related costs such as salary, benefits and payroll taxes resulting from additional research and development personnel combined with annual compensation increases.
     Our principal research and development activities have focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions. For the quarters ended September 30, 2008 and 2007, we did not capitalize any research and development costs.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $1.5 million or 11% in the third quarter of 2008 compared to the same quarter of the prior year. This decrease was mainly attributable to a $1.3 million decrease in employee-related costs, primarily commission and bonus, due to the decrease in revenue.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The $0.7 million increase in general and administrative expenses during the quarter ended September 30, 2008 was primarily attributable to $0.7 million of employee-related expenses such as compensation, bonus, benefits, and payroll taxes and a $0.3 million reduction in recoveries of previously expensed sales tax partially offset by a $0.3 million decrease in travel expenses.
     Depreciation and amortization. Depreciation expense amounted to $2.4 million and $2.2 million for the quarters ended September 30, 2008 and 2007, respectively. Amortization of intangibles associated with various acquisitions totaled $0.8 million and $1.2 million for the quarters ended September 30, 2008 and 2007, respectively.
     Asset impairment charges. Asset impairment charges of $5.2 million during the quarter ended September 30, 2008 consist of a $3.5 million impairment on an investment in an auction-rate security and a $1.7 million impairment on an investment in an RFID technology company. We reduced the carrying value of the auction-rate security investment to zero due to a combination of credit downgrades of the underlying issuer and the bond insurer as well as increased publicly reported exposure to bankruptcy risk by the issuer and continued significant deterioration in the credit markets limiting the issuer’s ability to re-finance the underlying bond. We wrote down the remaining balance of our $2.0 million investment in an RFID technology company due to a combination of continued negative financial results reported by this company in a very competitive sector and a down round of financing in which our preferred share ownership was converted into common stock, eliminating our preference rights associated with liquidation, thereby substantially impairing our ability to recoup our investment.
Operating Income
     Income from Operations. Operating income for the third quarter of 2008 decreased by $7.3 million or 69%. Operating margins decreased to 3.9% for the third quarter of 2008 from 12.5% for the third quarter of 2007. Operating income and margins declined primarily attributable to lower license revenues and $5.2 million asset write-downs during third quarter of 2008.
Other Income and Taxes

	Three Months Ended September 30,
			% Change
	2008	2007	2008 to 2007
Other income, net	$927	$1,619	-43%
Income tax (benefit) provision	(140)	4,321	-103%
     Other income, net. Other income, net principally includes interest income and foreign currency gains and losses. Other income, net decreased $0.7 million in the third quarter of 2008 compared to the third quarter of 2007 due to the fluctuation of the U.S. dollar relative to foreign currencies and the decrease in interest income. We recorded a net foreign currency gain of $0.5 million during the three months ended September 30, 2008. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, principally the Indian Rupee, the British Pound, the Euro and the Chinese Yuan Renminbi. Interest income decreased to $0.4 million for the third quarter of 2008 from $0.8 million for the third quarter of 2007 due to lower average investment balances in the third quarter of 2008. The weighted-average interest rate earned on investment securities during the three month periods ended September 30, 2008 and 2007 was approximately 3.3% and 4.1%, respectively.
     Income tax (benefit) provision. Our effective income tax rate was a benefit of 3.4% and a provision of 35.5% in the quarters ended September 30, 2008 and 2007, respectively. The tax benefit in the third quarter of 2008 primarily related to a release of income tax reserves resulting from expiring tax audit statutes for U.S. federal income tax returns filed for 2004 and prior partially offset by the asset impairment charges for which no tax benefit was recorded.
Highlights of the first nine months of 2008 Condensed Consolidated Financial Results
     Summarized highlights of the first nine months of 2008, as compared to the first nine months of 2007, are as follows:

•	Consolidated revenue increased 4% to $261.6 million;
•	License revenue decreased 5% to $51.5 million;

•	Services revenue totaled $182.1 million, an 8% increase;
•	Operating income decreased 19% to $25.6 million, which includes a $5.2 million asset impairment charge for a RFID technology investment and an auction-rate security investment;

•	Diluted earnings per share increased 5% to $0.84;

•	Cash Flow from Operations increased 102% to $45.5 million;

•	The Company repurchased 1,054,000 common shares during the first nine months of 2008 totaling $25.0 million at an average share price of $23.72.
Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007
     The results of our operations for the first nine months of 2008 and 2007 are discussed below.
Revenue

	Nine Months Ended September 30,
			% Change	% of Total Revenue
	2008	2007	2008 to 2007	2008	2007
	(in thousands)

License	$51,479	$54,454	-5%	20%	22%
Services	182,149	169,100	8%	69%	67%
Hardware and other	27,922	28,854	-3%	11%	11%

Total revenue	$261,550	$252,408	4%	100%	100%

     License revenue. License revenue decreased 5% in the nine months ended September 30, 2008 compared to the same period in the prior year. EMEA and APAC license revenue increased $0.8 million or 13% and $3.4 million or 289%, respectively, which resulted in record first half license revenue from both segments. The increases were offset by a $7.2 million decrease or 15% in Americas license revenue for the nine months ended September 30, 2008 compared to the same period in the prior year driven by the current macro-economic environment, which has lengthened the sales cycles in the Americas market in 2008.
     License sales mix across our product suite remained well-balanced in the first nine months of 2008 with 53% of sales in our warehouse management solutions and 47% in non-warehouse management solutions. Core warehouse management solutions and non-warehouse management solutions declined 5% and 6%, respectively, in the first nine months of 2008 compared to the same period in the prior year.
     Services revenue. Services revenue increased 8% or $13.0 million in the first nine months of 2008 compared to the same period in the prior year principally due to a 4% or $5.1 million increase in professional services revenue and a 16% or $7.9 million increase in revenue from customer support and software enhancements. The Americas segment services revenue increased $7.8 million or 6%, from the first nine months of 2007 compared to the first nine months of 2008. Services revenue in EMEA also increased by $7.2 million or 40%, from the first nine months of 2007 on strong license growth in the first half of 2008. These increases were partially offset by a decrease in APAC services revenue of $2.0 million or 19%, from the first nine months of 2007 compared to the first nine months of 2008 largely because license sales, which drive services revenue, were lower in 2007, and we completed the implementation of a large client in the region in 2007.
     Over the past several years, our services revenue growth and margins has been affected by some pricing pressures. We believe that the pricing pressures are attributable to global macroeconomic conditions and competition. In addition, our services revenue growth will be affected by timing of license revenue growth and the mix of products sold. For instance, individual engagements involving our non-warehouse management solutions typically require fewer implementation services.
     Hardware and other. Hardware sales decreased by 6% or $1.2 million to $18.3 million in the first nine months of 2008 compared to $19.5 million in the same period of 2007. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from year to year. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the nine months ended September 30, 2008 and 2007, reimbursements by customers for out-of-pocket expenses were approximately $9.6 million and $9.3 million, respectively.
Cost of Revenue

	Nine Months Ended September 30,
			% Change
	2008	2007	2008 to 2007
	(in thousands)
Cost of license	$4,313	$4,045	7%
Cost of services	90,512	81,631	11%
Cost of hardware and other	22,619	24,511	-8%

Total cost of revenue	$117,444	$110,187	7%

     Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased 7%, or $0.3 million, in the first nine months of 2008 compared to the first nine months of 2007 on a 5% decrease in license revenue.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. Cost of services increased $8.9 million, or 11%, in the nine months ended September 30, 2008 principally due to an $8.1 million increase in employee-related costs such as salary, benefits and payroll taxes and $1.4 million in travel expenses resulting from a 16% increase in our average professional services headcount.
     Services gross margin decreased to 50.3% in the first nine months of 2008 from 51.7% in the first nine months of 2007. The decline in margin is due to a 16% increased investment in Services headcount to support growing demand for our services engagements fueled by strong license growth in prior quarters and to enhance our ability to satisfy customer needs combined with a shift in product mix from our heritage System i platforms to Open Systems platforms.
     Cost of hardware and other. Cost of hardware decreased $1.7 million or 11% to approximately $13.3 million in the first nine months of 2008 from approximately $15.0 million in the first nine months of

2007. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $9.3 million and $9.5 million for the nine months ended September 30, 2008 and 2007, respectively.
Operating Expenses

	Nine Months Ended September 30,
			% Change
	2008	2007	2008 to 2007
	(in thousands)
Research and development	$36,911	$35,316	5%
Sales and marketing	39,827	40,177	-1%
General and administrative	27,037	24,926	8%
Depreciation and amortization	9,531	10,261	-7%
Asset impairment charges	5,205	—	100%

Operating expenses	$118,511	$110,680	7%

     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The increase of $1.6 million or 5% in research and development expenses for the first nine months of 2008 compared to the same period of the prior year was mainly attributable to the increase in employee-related costs such as salary, benefits and payroll taxes resulting from research and development personnel growth combined with annual compensation increases.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. The $0.4 million or 1% decrease in sales and marketing expenses in the nine months ended September 30, 2008 was attributable to a $1.5 million decrease in commission and bonus which was partially offset by (i) a $0.5 million increase in stock compensation expense, (ii) a $0.4 million increase in compensation-related costs such as salary, benefits and payroll taxes, (iii) a $0.3 million increase in marketing programs.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The net increase of $2.1 million or 8% in general and administrative expenses during the nine months ended September 30, 2008 was primarily attributable to (i) a $0.8 million increase in employee-related costs such as salary, bonus, benefits and payroll taxes, (ii) a $0.8 million increase in stock compensation expense, and (iii) a $0.8 million reduction in recoveries of previously expensed sales tax.
     Depreciation and amortization. Depreciation expense amounted to $7.0 million and $6.7 million for the nine months ended September 30, 2008 and 2007, respectively. Amortization of intangibles associated with various acquisitions totaled $2.5 million and $3.6 million for the nine months ended September 30, 2008 and 2007, respectively.
     Asset impairment charges. Asset impairment charges of $5.2 million during the first nine months ended September 30, 2008 consisted of a $3.5 million impairment charge on an investment in an auction-rate security and a $1.7 million impairment charge on an investment in an RFID technology company. We reduced the carrying value of the auction-rate security investment to zero due to a combination of credit downgrades of the underlying issuer and the bond insurer as well as increased publicly reported exposure to bankruptcy risk by the issuer and continued significant deterioration in the credit markets limiting the issuer’s ability to re-finance the underlying bond. We wrote down the remaining balance of our $2.0 million investment in an RFID technology company due to a combination of continued negative financial results reported by this company in a very competitive sector and a down round of financing in which our preferred share ownership was converted into common stock, eliminating our preference rights associated with liquidation, thereby substantially impairing our ability to recoup our investment. These write-downs occurred in the quarter ended September 30, 2008.
Operating Income
     Income from Operations. Operating income for the nine months ended September 30, 2008 decreased by $5.9 million, or 19%, even though consolidated revenue grew by 4%. Operating margins were 9.8% and 12.5% for the first nine months of 2008 and 2007, respectively. Operating income in the EMEA segment increased by $4.3 million due to strong revenue growth in 2008. Operating income in APAC increased slightly by $0.4 million. The increases in EMEA and APAC were offset by the decrease in the Americas segment of $10.6 million which includes $5.2 million in asset write-downs for a RFID technology investment and an auction-rate security investment.
Other Income and Taxes

	Nine Months Ended September 30,
			% Change
	2008	2007	2008 to 2007
Other income, net	$3,878	$3,009	29%
Income tax provision	8,653	12,253	-29%
     Other income, net. Other income, net principally includes interest income and foreign currency gains and losses. Other income increased $0.9 million in the nine months ended September 30, 2008 compared to the same period in the prior year, which is principally attributable to fluctuation of the U.S. dollar relative to other foreign currencies partially offset by the decrease in interest income. We recorded a net foreign currency gain of $2.5 million during the nine months ended September 30, 2008. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee, the British Pound, the Euro and the Australian dollar. Interest income decreased $1.3 million to $1.4 million for the nine months ended September 30, 2008 from $2.7 million for the nine months ended September 30, 2007 based on lower average investment balances in the first nine months of 2008. The weighted-average interest rate earned on investment securities during the nine month periods ended September 30, 2008 and 2007 was approximately 3.6% and 4.1%, respectively.
     Income tax provision. Our effective income tax rates were 29.4% and 35.5% in the nine months ended September 30, 2008 and 2007, respectively. The reduction in the effective income tax rate resulted from a release of income tax reserves resulting from expiring tax audit statutes for U.S. federal income tax returns filed for 2004 and prior partially offset by the asset impairment charges for which no tax benefit was recorded.
Liquidity and Capital Resources

     As of September 30, 2008, we had approximately $82.8 million in cash, cash equivalents and investments, as compared to $72.8 million at December 31, 2007. Our main source of operating cash flows is cash collections from our customers which we use to fund our operations. Our primarily use of cash is to support continuing operations and capital expenditure requirements resulting from growth and to buy back our common stock in the open market.
     Our operating activities generated cash flow of approximately $45.5 million for the nine months ended September 30, 2008 and $22.6 million for the nine months ended September 30, 2007. Cash flow from operating activities for the nine months ended September 30, 2008 increased due to strong accounts receivable collections. In addition, cash flow from operations in the first nine months of 2007 included legal settlement payments of $3.0 million for legal settlements in fourth quarter of 2006. Days sales outstanding (“DSO”) were 79 days at September 30, 2008 and at December 31, 2007.
     Our investing activities provided cash of approximately $14.7 million and $55.3 million for the nine months ended September 30, 2008 and 2007, respectively. The source of cash provided by investing activities for the nine months ended September 30, 2008 was from the net maturities of investments of approximately $21.6 million, offset by capital expenditures of approximately $6.8 million. The source of cash provided by investing activities for the nine months ended September 30, 2007 was net maturities of investments of approximately $63.2 million offset by capital expenditures of approximately $7.9 million.
     Our financing activities used cash of approximately $22.0 million and $65.0 million for the nine months ended September 30, 2008 and 2007, respectively. The principal use of cash for financing activities for the nine months ended September 30, 2008 was to purchase approximately $25.0 million of our common stock, partially offset by proceeds generated from options exercised of $3.0 million. The principal use of cash for financing activities for the nine months ended September 30, 2007 was to purchase approximately $74.9 million of our common stock, partially offset by proceeds generated from options exercised of $9.4 million.
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
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions were made. To the extent there are material differences between those estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that we believe reflect our more significant estimates, judgments and assumptions, which we have identified as our critical accounting policies are: Revenue Recognition, Allowance for Doubtful Accounts, Valuation of Goodwill, Accounting for Income Taxes, Stock-based Compensation, and Business Combinations.
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
     Our services revenue consists of fees generated from professional services, customer support services and software enhancements related to our software products. Fees from professional services performed by us are generally billed on an hourly basis, and revenue is recognized as the services are performed. Professional services are sometimes rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a proportional performance basis based on the hours incurred on discrete projects within an overall services arrangement. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancements is generally paid in advance and recognized ratably over the term of the agreement, typically 12 months.
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
     In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in hardware and other revenue. The total amount of expense reimbursements recorded as revenue for both quarters ended September 30, 2008 and 2007 were $3.2 million and for the nine months ended September 30, 2008 and 2007 were $9.6 million and $9.3 million, respectively.
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
Valuation of Goodwill
     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and other intangible assets with indefinite lives. Our goodwill is subject to an annual impairment test, which requires us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.
     Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At September 30, 2008, our goodwill balance was $62.3 million.
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
     We recorded a foreign exchange rate gain of $2.5 million and $0.3 million the nine months ended September 30, 2008 and 2007, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income, net” on our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at September 30, 2008 relative to the U.S. dollar would result in approximately a $0.7 million change in the reported foreign currency loss for the nine months ended September 30, 2008.
Interest Rates
     We invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from operations.
     Our investments in marketable securities consist principally of debt instruments of state and local government agencies and U.S. corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 157. We hold investments in auction rate securities, which have original maturities greater than one year, but which have auctions to reset the yield every 7 to 35 days. The fair values of these auction rate securities considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions included in our valuation could have a significant impact on the value of these securities, which may cause losses and affect the liquidity of these auction rate securities, potentially requiring us to record an impairment charge on these investments in the future. Certain auctions failed during 2008 and the underlying securities were not called by the issuer. During the quarter ended September 30, 2008, we recorded an impairment charge of $3.5 million on one of these investments. We reduced the carrying value to zero due to a combination of credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer and continued significant deterioration in the credit markets limiting the issuer’s ability to re-finance the underlying bond. At September 30, 2008, we classified the remaining $3.0 million of our auction rate securities that incurred failed auctions and had not been called by the issuers as long-term investments. These remaining securities were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments have high credit ratings, and we intend and have the ability to hold these securities until maturity or until called. However, these investments may require an impaired valuation at some point in the future as new information develops. We may not be able to access these funds until a successful auction occurs, until the issuers call the underlying notes, or until the final maturity of the underlying notes.
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate on investment securities held at September 30, 2008 and 2007 was approximately 3.6% and 4.1%, respectively. The fair value of investments held at September 30, 2008 was approximately $47.2 million. Based on the average investments outstanding during the nine months ended September 30, 2008, an increase or decrease of 25 basis points would result in an increase or decrease in interest income of approximately $34 thousand from the reported interest income for the nine months ended September 30, 2008.
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
Change in Internal Control over Financial Reporting
     During the nine months ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.
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
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Company is updating those risk factors by adding the risk factor below to highlight the risks that the current global credit crisis presents to the Company.
Disruptions in the financial and credit markets may adversely affect our business, results of operations and financial condition.
     As noted in the discussions of other risks that we face, demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers. Decreased capital and maintenance spending could have a material adverse effect on the demand for our products and our business, results of operations and financial condition. Disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in the delay or cancellation of projects or capital programs on which our business depends. In addition, the disruptions in the financial markets may also have an adverse impact on regional economies or the world economy, which could negatively impact the capital and maintenance expenditures of our customers and end users. There can be no assurance that government responses to the disruptions in the financial markets will restore confidence, stabilize markets or increase liquidity and the availability of credit. These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, or their ability to pay for our products and services after purchase.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On October 23, 2007, it was announced that the Company’s Board of Directors increased the Company’s remaining repurchase authority to $50 million. A summary of purchases during the third quarter of 2008, all of which were made on the open market, is as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
July 1 - July 31, 2008	131,955	$23.96	131,955	$9,487,694
August 1 - August 31, 2008	379,449	25.00	379,449	34
September 1 - September 30, 2008	—	—	—	—

Total	511,404	$24.73	511,404	$34

     During the nine months ended September 30, 2008, the Company repurchased 1,054,000 common shares totaling $25.0 million, thereby completing its $50 million stock repurchase program approved in

October 2007. On October 16, 2008, the Board authorized the repurchase of an additional $25.0 million of the Company’s common stock under the Company’s stock repurchase program.
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

MANHATTAN ASSOCIATES, INC.
Date: November 6, 2008	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 6, 2008	/s/ Dennis B. Story
Dennis B. Story
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002