Form 10-K
period 2008-12-31
MANHATTAN ASSOCIATES INC
filed 2009-02-24
CIK 1056696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 000-23999
Manhattan Associates, Inc.
(Exact Name of Registrant As Specified in Its Charter)

Georgia	58-2373424
(State or Other Jurisdiction of Incorporation or Organization )	(I.R.S. Employer Identification No.)

2300 Windy Ridge Parkway, Suite 1000 Atlanta, Georgia	30339
( Address of Principal Executive Offices )	( Zip Code )
Registrant’s telephone number, including area code: (770) 955-7070
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value per share	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No☑
Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No. ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2008 was $577,628,019, which was calculated based upon a closing sales price of $23.73 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of February 19, 2009, the Registrant had outstanding 23,556,939 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2009 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2008

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
PART I
Item 1. Business
Overview
          We are a leading developer and provider of supply chain solutions that help organizations optimize the effectiveness, efficiency, and strategic advantages of their supply chains. Our solutions consist of software, services and hardware, and coordinate people, workflows, assets, events and tasks holistically across the functions linked in a supply chain from planning through execution. These solutions also help coordinate the actions, data exchange and communication of participants in supply chain ecosystems, such as manufacturers, suppliers, distributors, trading partners, transportation providers, channels (such as catalogers, store retailers and Web outlets) and consumers.
          Our solutions include services such as design, configuration, implementation, product assessment and training, as well as customer support and software enhancements. Some key benefits of implementing our solutions include:
•	Maintaining optimal inventory levels across multiple channels, including store, web and catalog;

•	Optimizing inventory assortments by channel to maximize sales and profitability;

•	Improving sales and customer order fill rates while reducing overall network inventory;

•	Improving visibility of inventory, order status and delivery status;

•	Coordinating workflows and communication with other participants in a supply chain ecosystem, including suppliers, customers and transportation providers;

•	Increasing the productivity of labor, facilities and materials-handling equipment;

•	Balancing transportation and inventory costs with desired service levels by channel;

•	Reducing transportation costs;

•	Reduce inventory and inventory carrying costs;

•	Reducing labor costs and increasing productivity throughout;

•	Improving asset utilization; and

•	Improving compliance with customer requirements, including radio frequency identification (RFID) and electronic product code (EPC) requirements.

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
Industry Background
          Globalization and technological advances have radically altered competition, service expectations and business operating imperatives for modern organizations. Pressures such as outsourcing, channel convergence, fluctuating fuel costs, global labor sourcing, and regulatory and security requirements motivate organizations to closely examine not only their supply chain operations, but also how they interact in supply chain ecosystems that interlink suppliers, trading partners, manufacturers, sellers, distributors, transporters, channels and customers. We believe this is because supply chain and ecosystem mastery are necessary to create sustainable competitive advantages in today’s globally competitive commerce environment.
          Profitable operations, brand leadership and customer loyalty depend not only on products, but also on the blends of services—including availability, channel choice, pricing options, return policies, ease of buying, ease of delivery and technical or operational support—that uniquely surround those products to satisfy targeted customer desires. Supply chain solutions help organizations coalesce data, workflows, events and tasks from across the web of suppliers, trading partners, customers and other participants in a supply chain ecosystem to make optimal business decisions.
          Ideally, organizations apply supply chain technology, software and services to solve identified operational inefficiencies or create operational advantages in ways that can scale as their businesses grow. They also look to easily integrate supply chain solutions with other technology, such as enterprise resource planning (ERP) systems, customer relationship management (CRM) systems, e-business systems, material handling equipment (MHE)and other solutions involved in creating efficient, competitive and profitable operations.
Manhattan Associates’ Solutions and Services
          Our solutions are designed to help organizations optimize their supply chain operations holistically, from planning through execution. This holistic approach can be leveraged to create operational and market advantages, among them:
➢	Organized Optimization: Making decisions about inventory or transportation or labor in isolation without considering data, workflows and inputs from the other areas can lead to more costly and suboptimal decisions. Each of these cost areas directly impacts the others, and “optimizing” one area in isolation often has a negative and unanticipated cost and/or service-level influence on the other areas. We believe true optimization must synchronize decisions across the entire organization based on a common set of business priorities.

➢	Mastery Over Channel Proliferation: Selling channels are proliferating across all market sectors and affect almost every area of a business. Providing the means to plan and manage these channels independently, yet execute as a united entity, is key to optimizing revenue and mitigating unnecessary and duplicative costs.

➢	“Green” Supply Chains: Whether the priority is reducing carbon footprints and greenhouse gas emissions or improving reuse and recycling, supply chain solutions help companies improve their eco-friendliness.
          Our solutions and services include:
•	Our portfolio of software solutions, which we call MANHATTAN SCOPETM (Supply Chain Optimization, Planning through Execution)

•	Professional Services

•	Customer Support Services and Software Enhancements

•	Training

•	Hardware Sales
          We provide an overview of our solutions and services below.
Software Solutions
          We call our portfolio of supply chain software solutions MANHATTAN SCOPETM (Supply Chain Optimization, Planning through Execution). Built on a common Supply Chain Process Platform, SCOPE combines Planning and Forecasting, Inventory Optimization, Order Lifecycle Management, Transportation Lifecycle Management and Distribution Management to enable full-range supply chain optimization.
          SCOPE is ideally suited for companies that consider supply chain software, processes and technology strategic to market leadership. Predictive and algorithmic technology embedded in SCOPE helps organizations refine decisions dynamically as market or operational conditions change. Advantages derived from coordinated real-time visibility, event management, ecosystem collaboration and intelligence across supply chain operational departments and functions avert having decisions in one supply chain area unexpectedly affect another unfavorably. By organizing supply chain optimization holistically, Manhattan enables customers to fine-tune costs, profitability and service levels as their business objectives and market conditions evolve.
          Our solutions operate across the Unix, System i (iSeries, AS/400) and Microsoft.NET computing platforms. Our solutions operate on multiple hardware platforms utilizing various hardware systems and inter-operate with many third-party software applications (i.e. IBM’s webSphere Commerce) and legacy systems. This interfacing and open system capability enables customers to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide adapters for most Enterprise Resource Planning (ERP) systems to enhance communication and reduce implementation costs between our core products and our clients’ business operation systems. We currently offer interfacing adapters to a variety of ERP systems such as but not limited to Oracle, SAP, Lawson/Intentia and JDA Software. We also offer certain of our solutions in both premise software and hosted Software-as-a-Service (SaaS) models so that customers can select the option that best meets their requirements for control, flexibility, cost of ownership, and time-to-deployment.
Manhattan SCOPE Portfolio Overview
          SCOPE encompasses the following solutions and technology:
•	Supply Chain Process Platform

•	Supply Chain Platform Applications

•	Supply Chain Solution Suites

•	X-Suite Solutions
          Supply Chain Process Platform
          At the foundation of our SCOPE portfolio is the services-based Supply Chain Process Platform, which enables our customers to manage their supply chain ecosystems. Our Supply Chain Process Platform utilizes a service-oriented architecture (SOA), common data model, extensive collaborative gateways and an optimization engine to facilitate supply chain transformations that help our customers create and sustain competitive advantages.
          In addition, our Supply Chain Process Platform provides the foundation for ensuring that our solutions reside on a common architecture, leverage common master and transaction data and utilize the same business services to accomplish tasks common to multiple solutions. Its service-oriented architecture provides the flexibility, scalability and supportability required to meet the needs of today’s industry leaders. This unified approach to a common architecture allows our customers to speed implementation and upgrade times and fosters a lower total cost of ownership.
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
          Supply Chain Platform Applications
          SCOPE Platform Applications span the entire portfolio to provide key visibility, intelligence and adaptive functionality across the enterprise. These solutions offer the broad supply chain insight and analytics that are critical to an executive’s ability to proactively manage the holistic supply chain. They include:
•	Supply Chain Event Management

•	Supply Chain Visibility

•	Supply Chain Intelligence

•	Total Cost to Serve
Whether deployed with the fully-integrated Manhattan supply chain solutions suite or integrated with other enterprise systems, our Platform Applications provide a comprehensive range of event and schedule tracking; alerts and notifications; inventory, order and shipment visibility; cost monitoring and tracking; and leading-edge analytics and reporting with graphical depictions of critical supply chain performance metrics.
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
          Planning and Forecasting provides tools to sense and respond to demand as well as support all levels of enterprise merchandise planning, from strategic level planning down to assortment and key item planning. Our Planning and Forecasting solutions provide unique capabilities to manage multi-channel planning and forecasting business processes, and include the following features modules:
•	Demand Forecasting

•	Multi-Channel Planning

•	Financial Planning

•	Assortment Planning

•	Item Planning

•	Promotional Planning

•	Store Clustering

          Inventory Optimization enables enterprises to reduce overall network inventory therefore freeing up much needed working capital while improving sales and customer order fill rates. Inventory Optimization also provides analytical tools to better balance the financial trade-off between improving customer service levels and overall inventory investments. Our Inventory Optimization suite facilitates the following functions:
•	Replenishment

•	Multi-Echelon

•	Vendor Managed Inventory

•	Collaboration Gateway
          Our Multi-Echelon solution helps organizations manage distribution networks with more than one level of distribution center between the supplier and the end point. Vendor Managed Inventory and Collaboration Gateway solutions help formulate tighter, lasting relationships with key trading partners, such as replenishing products into customers’ locations or sharing key supply chain performance indicators.
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
          Distribution Management is designed to effectively manage the key assets required to run complex distribution operations, and to move goods and information through a warehouse with precision and velocity. The suite addresses, among other needs, inbound visibility, receiving and shipping, labor management, and slotting optimization, and includes the following functions:
•	Warehouse Management

•	Labor Management

•	Labor Forecasting and Scheduling Slotting Optimization

•	Billing Management

•	Supplier Enablement

•	Hub Management

•	RFID Solutions
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
          Businesses achieve the greatest benefit from a flow-through distribution model only by synchronizing demand management, inventory optimization, purchase order allocations, and the execution of the physical distribution within the warehouse. Flow Management enables organizations to evolve from a facilities-based distribution model to a more holistic, network-based perspective. As a result, organizations can:
•	Free inventory to drive maximum profitability and customer service across channels;

•	Redirect inbound supply directly to customers, alternate stores or distribution centers based on real-time demand signals and

•	Optimize cross-channel inventory by enabling a single supply planning and inventory management process enterprise wide.
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
Professional Services
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
          Although our professional services are optional, substantially all of our customers use at least some portion of these services to implement and support our software solutions. Professional services are typically rendered under time and materials-based contracts, with services typically billed on an hourly basis. Professional services are sometimes rendered under fixed-fee based contracts, with payments due on specific dates or milestones. We believe that increased sales of our software solutions will drive higher demand for our consulting services.
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
          We have developed a proprietary, standardized implementation methodology which leverages our solutions’ architecture with the knowledge and expertise gained from completing more than 3,000 installations worldwide. The modular design of our solutions significantly reduces the complexities associated with integrating to existing systems, including Enterprise Resource Planning (ERP), Supply Chain Management (SCM), Customer Relationship Management (CRM), e-business systems and complex material handling systems.
Customer Support Services and Software Enhancements
          We offer a comprehensive program that provides our customers with software upgrades that offer additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Over the last three years, our annual renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. We have the ability to remotely access the customer’s system in order to perform diagnostics, provide on-line assistance, and facilitate software upgrades. We offer 24 hour customer support every day of the year plus software upgrades for an annual fee that is paid in advance and is determined based on the service level the customer requires. Our upgrades are provided under this program on a when-and-if available basis.
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
Hardware Sales
          In conjunction with the licensing of our software, and as a convenience for our customers, we sell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We sell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements. These agreements entitle us to purchase hardware at discount prices, and to receive technical support during product installations and in the event of any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.
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
          Our strategies to accomplish our objectives include the following:
          Develop and Enhance Software Solutions. We intend to continue to focus our product development resources on the development and enhancement of supply chain software solutions. We offer what we believe to be the broadest solution portfolio in the supply chain solutions marketplace, to address all aspects of Planning and Forecasting, Inventory Optimization, Order Lifecycle Management, Transportation Lifecycle Management and Distribution Management. To deliver additional functionality and value, we plan to continue to provide enhancements to existing solutions and to introduce new solutions to address evolving industry standards and market needs. We identify further enhancements to existing solutions and opportunities for new solutions through our customer support organization, as well as through ongoing customer consulting engagements and implementations; interactions with our solution user groups; association with leading industry analyst and market research firms; and participation on industry standards and research committees. Our solutions address the needs of customers in various vertical markets including retail, consumer goods, food and grocery, logistics service providers, industrial and wholesale, high technology and electronics, life sciences and government. We intend to continue to enhance the functionality of our solutions to meet the dynamic requirements of these vertical markets as well as new vertical markets as business opportunities dictate.
          Expand International Sales. We believe that our solutions offer significant benefits to customers in international markets. We have approximately 1,000 employees outside the United States focused on international sales, servicing our international clients and product development. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, and Asia. Our Europe, Middle East, and Africa operations support the sales, implementation services and customer support functions for a number of customers across the Middle East. Our business activities are currently centralized within those countries that we consider to be politically and economically stable; such current customers and business activities are located in Saudi Arabia, United Arab Emirates, Kuwait, Turkey, and Oman. Our international strategy includes leveraging the strength of our relationships with current customers that also have significant overseas operations and pursuing strategic marketing partnerships with international systems integrators and third-party software application providers.
          Expand Our Strategic Alliances and Indirect Sales Channels. We currently sell our products primarily through our direct sales personnel and select resellers. We have worked on joint projects and joint sales initiatives with industry-leading consultants and software systems implementers, including most of the large consulting firms and other systems consulting firms specializing in our targeted industries, to supplement our direct sales force and professional services organization. We have been expanding our indirect sales channels through reseller agreements, marketing agreements, and agreements with third-party logistics providers. These alliances extend our market coverage and provide us with new business leads and access to trained implementation personnel. We have strategic alliances with complementary software providers, third party integrators/consultants and hardware vendors. Some of our partners are CSC Consulting, Deloitte, Q4 Logistics, HP Technology, IBM, Kurt Salmon Associates, Microsoft, Motorola, and Sedlak.
          Acquire or Invest in Complementary Businesses. We intend to pursue strategic acquisitions of technologies, solutions and businesses that enable us to enhance and expand our supply chain planning and execution solutions and service offerings. More specifically, we intend to pursue acquisitions that will provide us with complementary solutions and technologies; expand our geographic presence and distribution channels; extend our presence into additional vertical markets with similar challenges and requirements to those we currently meet; and/or further solidify our leadership position within the primary components of supply chain planning and execution.

          In 2005, the Company acquired Evant, Inc., a provider of supply chain planning and replenishment solutions, for approximately $50.0 million in cash.
Sales and Marketing
          We employ multi-disciplinary sales teams that consist of professionals with industry experience in sales and technical sales support. To date, we have generated the majority of our revenue from sales of software through our direct sales force. We plan to continue to invest significantly to expand our sales, services and marketing organizations within the United States; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”), and to pursue strategic marketing partnerships. We conduct comprehensive global marketing programs that include prospect profiling and targeting, lead generation, public relations, analyst relations, trade show attendance and sponsorships, supply chain conference hosting, online marketing, joint promotion programs with vendors and consultants and ongoing customer communication programs.
          The sales cycle typically begins with the generation of a sales lead — through in-house telemarketing efforts, targeted promotions, web inquiries, trade show presence, speaking engagements, hosted seminars, or other means of referral — or the receipt of a request for proposal from a prospective customer. The sales lead or request for proposal is followed by the qualification of the lead or prospect, an assessment of the customer’s requirements, a formal response to the request for proposal, presentations and product demonstrations, site visits and/or reference calls to an existing customer using our supply chain solutions and contract negotiation. The sales cycle can vary substantially from customer to customer, but typically requires three to nine months.
          In addition to new customer sales, we will continue to leverage our existing customer base to provide for system upgrades, sales of additional licenses of purchased solutions and sales of new or add-on solutions. To efficiently penetrate emerging global markets, we leverage indirect sales channels, including sales through reseller agreements, marketing agreements and agreements with third-party logistics providers. To extend our market coverage and to provide us with new business leads and access to trained implementation personnel, we leverage strategic alliances with systems integrators skilled at implementing our solutions. Business referrals and leads continue to be positively influenced by systems integrators, which include most of the large consulting firms and other systems consulting firms specializing in our targeted industries. We believe that our leadership position in providing supply chain solutions perpetuates the willingness of systems integrators to recommend our solutions where appropriate.
          We have an established program intended to foster joint sales and marketing efforts with our business partners. In some cases, this includes joint development work to make our products and our partner’s products interface seamlessly. Among others, partnerships arising from our Manhattan Associates Partner Program (MAP2) include: Accenture—a global management consulting, technology services, and outsourcing company committed to delivering innovation; CSC Consulting—a global information technology (IT) services company; Deloitte—a management consulting and technology services firm; Q4 Logistics, a division of Fortna—a supply chain design and implementation solutions provider; Hewlett-Packard—a technology solutions provider to consumers, businesses and institutions globally; IBM—the world’s largest information technology company which develops, manufactures and markets semiconductor and interconnect technologies, products and services; KSA Consulting—a premier global management consulting firm offering integrated strategy, process and technology deployment solutions to the consumer products and retail industries; Microsoft—the worldwide leader in software, services and solutions that help people and businesses realize their full potential; Motorola —a leader in cellular communication revolution with the development of the world’s first handheld portable cellular phone; and Sedlak—a supply chain consulting company.
Customers
          To date, our customers have been suppliers, manufacturers, distributors, retailers and logistics providers in a variety of industries. The following table sets forth a representative list of customers that contracted to purchase solutions and services from us in 2008.

A.N. Deringer, Inc.	Australian Pharmaceutical Industries Limited	Benjamin Moore & Co.
AF Logistics	Baekgaard, LTD	Bestin Supply Chain
Al-Azizia Panda United Inc.	Bakkavor Limited	Brown Shoe Company
Al-Shiwari Group	Ballester Hermanos, Inc.	BUT International SAS
American Eagle Outfitters	Bally Technologies, Inc.	C&S Wholesale Grocers
Amerisource Bergen Services Corporation	Bay Valley Foods LLC	C.R. England, Inc.
Anvil Knitwear, Inc.	Bed Bath & Beyond, Inc.	Carlisle Tire & Wheel Company
Archbrook Laguna LLC	Belk, Inc.	Carolina Logistics Services, LLC

Chery Automobile Company, Ltd.	Landair, Inc.	Sara Lee Corporation
Clapper Technology Sdn Bhd	Lennox International, Inc.	Select Carrier Group, Inc.
Copernica, Inc. DBA Amplifier	LeSaint Logistics	Shanghai Bertelsmann Industry Company
Cosmax, Inc.	Loblaw Companies Limited	Shanghai Tingtong Logistics Co., Ltd.
Costa Group Pty Ltd	LoginUral, LLC	Simplehuman LLC
Crete Carrier Corporation	Loglibris	Sinopharm Logistics
David’s Bridal, Inc.	Logolux	Skye Clothing (Pty) Ltd
Destra Vision (fka Magna Pacific)	Maersk Distribution Services	Skye Footwear (Pty) Ltd
DHL	Manutan International S.A.	Sportmaster Ltd.
Donaldson Company, Inc.	McKesson Corporation	Stampin’ Up!, Inc.
EMPiK	Mydin Mohamed Holdings Bhd	Staples, Inc.
Essilor of America, Inc.	Natasha	Sturm Foods, Inc.
Estes Express	Ocean State Jobbers Corporation	Sunglass Hut Trading Company
EXE c&t Co., Ltd	Olympus America, Inc.	Super Cheap Auto
Express Scripts, Inc.	Optimal LTD	Teva Pharmaceuticals USA
Fasteners for Retail	O’Reilly Auto Parts	The Apparel Group, Ltd.
Fiskars Brands, Inc.	Ozburn-Hessey Logistics, Inc.	The Bunsha Company
Folica, Inc.	Palmers Textil AG	The Men’s Wearhouse
Foschini Retail Group (Pty) Ltd.	Panalpina Management AG	Travis Association for the Blind
Genuine Parts Company	Pearl, Incorporated	Triplefin LLC
Giant Eagle, Inc.	Perfect 10 Satellite Distribution, Inc.	United Natural Foods, Inc.
GoldToeMoretz LLC	Performance Team Freight Systems	UWT Logistics LLC
Grays (NSW) Pty Lt.	Pfizer, Inc.	Volcom, Inc.
HoMedics	Polo Ralph Lauren	Wakefern Food Corporation.
Hunter Fan Company	Publix Super Markets	Walgreen Co.
Innotrac Corporation	QVC, Inc.	Warnaco, Inc.
InterDesign	Republic National Distributing Company	Whirlpool Corporation
J.J. Taylor Companies, Inc.	Robinson Manufacturing	Wincanton
Jones Apparel Group, Inc.	SamsonOpt	Wineworks Marlborough Ltd
Kenco Logistic Services	Santrade, Ltd.	Winzer Corporation
Keystone Distribution UK Ltd	Samsung India Electronics Pvt Ltd	Wirtz Corporation
LamRite West, Inc.
          Our top five customers in aggregate accounted for 11%, 13% and16% of total revenue for each of the years ended December 31, 2008, 2007 and 2006, respectively. No single customer accounted for more than 10% of revenue in 2008, 2007 or 2006.
Product Development
          Our development efforts are focused on adding new functionality to existing solutions; integrating our various solution offerings; enhancing the operability of our solutions across distributed and alternative hardware platforms, operating systems and database systems; and developing new solutions. We believe that our future success depends in part upon our ability to continue to enhance existing solutions, to respond to dynamically changing customer requirements, and to develop new or enhanced solutions that incorporate new technological developments and emerging supply chain and industry standards. To that end, our development efforts frequently focus on base system enhancements and the incorporation into our solutions of new user requirements and features identified and created through customer and industry interactions and systems implementations. As a result, we are able to continue to offer our customers a packaged, highly configurable solution with increasing functionality rather than a custom-developed software program. We also have developed interface toolkits for most major ERP systems to enhance communication and improve data flows between our core solutions and our clients’ host systems.
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
          We plan to principally conduct our development efforts internally in order to retain development knowledge and promote the continuity of programming standards; however, some projects that can be performed separately and/or require special skills may be outsourced. Periodically, we use third-party research and development companies to localize our products into Chinese, Danish, French, German, Japanese, Korean, Spanish and Swedish. We also established a development center in Bangalore, India during 2002, which now has approximately 780 research and development professionals.
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
          Our research and development expenses for the years ended December 31, 2008, 2007 and 2006 were $48.4 million, $46.6 million and $41.5 million, respectively. We intend to continue to invest significantly in product development.
Competition
          Our solutions are fully focused on the supply planning and execution markets, which are rapidly consolidating, intensely competitive and characterized by rapid technological change. The principal competitive factors affecting the market for our solutions include:
•	Vendor and product reputation;

•	Vendor viability;

•	Compliance with industry standards;

•	Solution architecture;

•	Solution functionality and features;

•	Integration experience, particularly with ERP providers and material handling equipment providers;

•	Industry expertise;

•	Ease and speed of implementation;

•	Return on investment;

•	Solution quality and performance;

•	Total cost of ownership;

•	Solution price; and

•	Level of support.
          We believe that we compete favorably with respect to each of these factors. Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise as a whole. Our existing competitors include:
•	the corporate information technology departments of current or potential customers capable of internally developing solutions;

•	Enterprise Resource Planning (ERP) vendors, including Oracle and SAP, among others;

•	supply chain execution vendors, including RedPrairie Corporation, Infor, Highjump Software LLC, CDC Software (a CDC Corporation company) and Sterling Commerce, Inc. (an AT&T company), among others;

•	supply chain planning vendors, including JDA Software Group, Inc., SAS Institute Inc. and i2 Technologies, Inc., among others; and

•	smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or supply chain planning solutions that compete with our Supply Chain Solutions.
          We anticipate facing increased competition in the future from ERP and SCM applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. For instance, both Oracle and SAP have entered the market for supply chain management applications. These companies, and many of our other competitors and potential competitors, have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader offering of products and a larger installed base of customers than we do. To the extent ERP and SCM vendors or other large competitors develop or acquire systems with functionality comparable or superior to our solutions, their significant installed customer bases, long-standing customer relationships and ability to offer a broad solution could provide them a significant competitive advantage over our solutions. In addition, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.
          We believe that the domain expertise required continually innovating targeted supply chain technology, effectively and efficiently implementing solutions, identifying and attracting sales opportunities, and compete successfully in the sales cycle provides us with a competitive advantage and is a significant barrier to market entry. However, in order to be successful in the future, we must continue to respond promptly and effectively to technological change and competitors’ innovations, and consequently we cannot assure you that we will not be required to make substantial additional investments in connection with our research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future.
International Operations: Segments
          Manhattan Associates has three reporting segments, based on geographic locations of its operations: the Americas, EMEA and APAC. For further information on our segments, see Note 8 to our consolidated financial statements. Our international revenue was approximately $81.5 million, $68.7 million and $59.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, which represents approximately 24%, 20% and 20% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have over 1,000 employees outside the United States. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America.
          Our Europe, Middle East, and Africa operations support the sales, implementation services and customer support functions for a number of customers across the Middle East. Our business activities in the Middle East are currently centralized within those countries that we consider to be politically and economically stable; such current customers and business activities are located in Saudi Arabia, United Arab Emirates, Kuwait, Turkey, and Oman.
Proprietary Rights
          We rely on a combination of copyright, trade secret, trademark, service mark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We have registered trademarks for Manhattan Associates and the Manhattan Associates logo, as well as for a number of products and product features. We also have trademark applications submitted for Manhattan SCOPE, SCOPE, Transportation Lifecycle Management, Order Lifecycle Management, Distributed Order Management, Extended Enterprise Management and Flow Management. We generally enter into confidentiality and assignment-of-rights agreements with our employees, consultants, clients and potential clients and limit access to, and distribution of, our proprietary information. We license our solutions to our customers and restrict the customer’s use for internal purposes and do not give customers the right to sublicense the solutions. However, we believe that this provides us only limited protection. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot assure you that we will successfully deter misappropriation or independent third-party development of our technology or prevent an unauthorized third party from copying or obtaining and using our products or technology. In addition, policing unauthorized use of our solutions is difficult, and while we are unable to determine the extent to which piracy of our software solutions exist, as is the case with any software company, piracy could become a problem.

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
Employees
          As of December 31, 2008, we employed 2,084 full time employees, including 177 in sales and marketing, 1,004 in services, 733 in research and development (“R&D”) and 170 in general and administration. By geography, we have 1,062 employees based in the Americas, 781 employees in India, 151 employees in EMEA, and 90 employees in APAC. During 2008, we committed to and initiated plans to reduce our workforce by approximately 170 positions due to intermediate term market demand and to realign our capacity with demand forecasts.
Available Information
          We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC” or the “Commission”). These materials can be inspected and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC’s Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s Internet site is www.sec.gov.
          On our website, www.manh.com, we provide free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. Information contained on our website is not part of this Form 10-K or our other filings with the SEC.
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
          Our performance may be negatively impacted by global macroeconomic or other external influences. We are a technology company selling technology-based solutions with total pricing, including software and services, in many cases, exceeding $1.0 million. Reductions in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our solutions. We believe that the deterioration in the current business climate within the United States and/or other geographic regions in which we operate, continued delays in capital spending, or the timing of deals closed could have a material adverse impact on our business and our ability to compete, and is likely to further intensify in our already intensely competitive markets.
          Disruptions in the financial and credit markets and economic downturns may adversely affect our business, results of operations and financial condition. Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers. Decreased capital and maintenance spending could have a material adverse effect on the demand for our products and our business, results of operations and financial condition. Disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, such as the events that occurred in the second half of 2008 and are continuing to some extent presently, may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in the delay or cancellation of projects or capital programs on which our business depends.
          In addition, continuing weakness or further deterioration in regional economies or the world economy could negatively impact the capital and maintenance expenditures of our customers and end users. There can be no assurance that government responses to the disruptions in the financial markets or to weakening economies will restore confidence, stabilize markets or increase liquidity and the availability of credit. These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, or their ability to pay for our products and services after purchase.
          Our operating results are difficult to predict and could cause our stock price to fall. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to forecast for several reasons, including the following:
•	the varying sales cycle for our products and services from customer to customer, including multiple levels of authorization required by some customers;

•	the varying demand for our products;

•	customers’ budgeting and purchasing cycles;

•	delays in our implementations at customer sites;

•	timing of hiring new services employees and the rate at which these employees become productive;

•	timing of introduction of new products;

•	development and performance of our distribution channels;

•	market and economic disruptions; and

•	timing of any acquisitions and related costs.
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
          We may not be able to continue to successfully compete with other companies. We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings. Our current competitors come from many segments of the software industry and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. We face competition for product sales from:
•	the corporate information technology departments of current or potential customers capable of internally developing solutions;

•	Enterprise Resource Planning (ERP) vendors, including Oracle and SAP, among others;

•	supply chain execution vendors, including RedPrairie Corporation, Infor, Highjump Software LLC, CDC Software (a CDC Corporation company) and Sterling Commerce, Inc. (an AT&T company), among others;

•	supply chain planning vendors, including JDA Software Group, Inc., SAS Institute Inc. and i2 Technologies, Inc., among others; and

•	smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or supply chain planning solutions that competes with our Supply Chain Solutions.
          We anticipate facing increased competition in the future from ERP and SCM applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. For instance, both Oracle and SAP have entered the market for supply chain management applications. These companies, and many of our other competitors and potential competitors, have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader offering of products and a larger installed base of customers than we do. To the extent such ERP and SCM vendors or other large competitors develop or acquire systems with functionality comparable or superior to our solutions, their significant installed customer bases, long-standing customer relationships and ability to offer a broad solution could provide them a significant competitive advantage over our solutions. In addition, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.
          We believe that the domain expertise required to continually innovate targeted supply chain technology, effectively and efficiently implement solutions, identify and attracting sales opportunities, and compete successfully in the sales cycle provides us with a competitive advantage and is a significant barrier to market entry. However, in order to be successful in the future, we must continue to respond promptly and effectively to technological change and competitors’ innovations, and consequently we cannot assure you that we will not be required to make substantial additional investments in connection with our research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future. Some of our competitors have significant resources at their disposal, and the degree to which we will compete with these new products in the marketplace is still undetermined.
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
          Our international operations have many associated risks. We continue to expand our international operations, and these efforts require significant management attention and financial resources. We may not be able to successfully penetrate international markets or if we do, there can be no assurance that we will grow our business in these markets at the same rate as in North America. Because of the complex nature of this expansion, it may adversely affect our business and operating results.
          In the last several years, we opened new international offices in China, France, Australia, India, Singapore and Japan. These openings constituted a substantial expansion of our international presence, which, prior to 2002, consisted principally of offices in the United Kingdom and the Netherlands. We have committed resources to the opening and integration of international sales offices and the expansion of international sales and support channels. Our efforts to develop and expand international sales and support channels may not be successful. International sales are subject to many risks, including the following:
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
          Our operating results are substantially dependent on one line of business. We continue to derive our revenues from sales of our software and related services and hardware. Any factor adversely affecting the markets for SCM solutions could have an adverse effect on our business, financial condition and results of operations. Accordingly, our future operating results will depend on the demand for our SCM products and related services and hardware by our customers, including new and enhanced releases that we subsequently introduce. We cannot assure you that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change or other factors would reduce our total revenues and harm our ability to maintain profitability.
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
          Our inability to attract, integrate and retain management and other personnel may adversely affect us. Our success greatly depends on the continued service of our executives, as well as our other key senior management, technical and sales personnel. Our success will depend on the ability of our executive officers to work together as a team. The loss of any of our senior management or other key professional services, research and development, sales and marketing personnel—particularly if they are lost to competitors—could impair our ability to grow our business. We do not maintain key man life insurance on any of our executive officers.
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
          Our software may contain undetected errors or “bugs,” resulting in harm to our reputation and operating results. Software products as complex as those offered by us might contain undetected errors or failures when first introduced or when new versions are released. We cannot assure you, despite testing by us and by current and prospective customers that errors will not be found in new products or product enhancements after commercial release. Any errors found could cause substantial harm to our reputation, result in additional unplanned expenses to remedy any defects, delay the introduction of new products and/or cause a loss in revenue. Further, such errors could subject us to claims from our customers for significant damages, and we cannot assure you that courts would enforce the provisions in our customer agreements that limit our liability for damages.
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
          In addition, the stock market has recently experienced volatility that has particularly affected the market prices of equity securities of many technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.
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
Item 1B. Unresolved Staff Comments
          As of December 31, 2008, we do not have any unresolved written comments that we received from the SEC more than 180 days before December 31, 2008.
Item 2. Properties
          Our principal administrative, sales, marketing, support and research and development facility is located in approximately 176,000 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through September 30, 2018. We have additional offices under multi-year agreements in Indiana. We also occupy facilities outside of the United States under multi-year agreements in the United Kingdom, the Netherlands, France, Japan, China, Singapore, India and Australia. We also occupy offices under short-term agreements in other geographical regions. We believe our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.
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
Item 4. Submission of Matters to a Vote of Security Holders
          There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq Global Select Market for the periods indicated:

Fiscal Period	High Price	Low Price
2008
First Quarter	$25.75	$21.74
Second Quarter	26.77	21.35
Third Quarter	25.87	21.34
Fourth Quarter	21.79	13.82
2007
First Quarter	$30.16	$26.18
Second Quarter	30.45	26.54
Third Quarter	30.67	25.19
Fourth Quarter	30.16	24.93
          On February 19, 2009, the last reported sales price of our common stock on the Nasdaq Global Select Market was $14.74 per share. The number of shareholders of record of our common stock as of February 19, 2009 was approximately 35.
          We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.
Equity Compensation Plan Information
          The following table provides information regarding our current equity compensation plans as of December 31, 2008:

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans
Equity compensation plans approved by security holders	6,010,909	$26.00	1,171,776
Equity compensation plans not approved by security holders	—	—	—

Total	6,010,909	$26.00	1,171,776

          Additional information regarding our equity compensation plans can be found in Note 2 of the Notes to our Consolidated Financial Statements.
Purchase of Equity Securities
          On October 16, 2008, it was announced that Manhattan Associates’ Board of Directors authorized the repurchase of an additional $25.0 million of the Company’s common stock under the Company’s stock repurchase program. At December 31, 2008, the Company had $15.0 million remaining in share repurchase authority. The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended December 31, 2008. All repurchases related to the repurchase program were made on the open market.

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number	Average	as Part of Publicly	of Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased(a)	per Share	Programs	or Programs
October 1 - October 31, 2008	134,812	$15.41	132,200	$22,996,792
November 1 - November 30, 2008	519,414	15.40	519,414	14,999,274
December 1 - December 31, 2008	—	—	—	14,999,274

Total	654,226	$15.40	651,614	$14,999,274

(a)	Includes 2,612 shares withheld for taxes due upon vesting of restricted stock.
          The Company previously withheld 2,215 shares for taxes due upon vesting of restricted stock in the third quarter of 2008.
Item 6. Selected Financial Data
          You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2008, 2007 and 2006, and the balance sheet data as of December 31, 2008 and 2007, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005, and 2004 are derived from the audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Statement of Income Data:
License revenue	$49,886	$57,119	$66,543	$73,031	$65,313
Total revenue	$214,919	$246,404	$288,868	$337,401	$337,201
Operating income	$31,609	$30,277	$30,755	$43,058	$25,963
Net income	$21,634	$18,635	$19,331	$30,751	$22,798
Earnings per diluted share	$0.70	$0.64	$0.69	$1.13	$0.94

	December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$172,656	$93,675	$131,057	$72,772	$88,706
Total assets	$290,239	$273,398	$314,893	$271,660	$270,221
Debt	$148	$—	$—	$—	$—
Shareholders’ equity	$239,017	$205,398	$237,140	$185,705	$179,839
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

Business Overview
          We are a leading developer and implementer of supply chain software solutions that help organizations optimize their supply chain operations from planning through execution. We call our portfolio of supply chain software solutions Manhattan SCOPETM (Supply Chain Optimization from Planning through Execution). Built on a common Supply Chain Process Platform, SCOPE combines Planning and Forecasting, Inventory Optimization, Order Lifecycle Management, Transportation Lifecycle Management and Distribution Management to enable full-range supply chain optimization.
          Early in the Company’s history, our offerings were heavily focused on warehouse management solutions. As the Company grew in size and scope, its offerings expanded across the entire supply chain. As a result of the Company’s historical beginnings however, we still enjoy significant presence in, and a relatively strong concentration of revenues from, warehouse management solutions, which are a component of our distribution management solution suite. Over time, as our non-warehouse management solutions have proliferated and increased in capability, the Company’s revenue concentration in its management warehouse solutions has correspondingly decreased, a trend we expect to see continue.
          Our business model is singularly focused on the development and implementation of complex supply chain software solutions that are designed to optimize supply chain effectiveness and efficiency for our customers. We have three principal sources of revenue:
•	license revenue generated from the sales of our supply chain software;

•	professional services derived from implementing our solutions along with customer support services and software enhancements (services), and

•	hardware sales and other revenue.
          In 2008, we generated $337.2 million in total revenue with a revenue mix of: license revenues 19%; services 70%; and hardware and other revenue 11%.
          We manage our business based on three geographic regions: Americas (North America and Latin America), EMEA (Europe, Middle East and Africa), and APAC (Asia Pacific). Geographic revenue is based on the location of the sale. Our international revenue was approximately $81.5 million, $68.7 million and $59.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, which represents approximately 24%, 20% and 20% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2008, we employed 2,084 employees worldwide, of which 1,022 employees are based outside the United States. Of the 1,022 international employees, approximately 75%, or nearly 800 employees, are located in our India Development Center. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America.
Global Economic Trends and Industry Factors
          Global macro economic trends, technology spending and supply chain management market growth are important barometers for our business. Approximately 76% of our total revenue is generated in the United States, 13% in EMEA and the balance in APAC, Canada and Latin America. In addition, industry analysts project that approximately two-thirds of every supply chain software solutions dollar invested is spent in the United States; consequently, the health of the U.S. economy has a meaningful impact on our financial results.
          According to the International Monetary Fund (“IMF”) January 28, 2009 World Economic Outlook Update (“WEO Update”), “World growth is projected to fall to 1/2 percent in 2009, its lowest rate since World War II. Despite wide-ranging policy actions, financial strains remain acute, pulling down the real economy. A sustained economic recovery will not be possible until the financial sector’s functionality is restored and credit markets are unclogged.” “Against this uncertain backdrop, output in the advanced economies is now expected to contract by 2 percent in 2009.” According to the WEO Update, the global economy grew 3.4% in 2008 compared to 5.2% in 2007. In 2008 the United States economy grew 1.1%, and is projected to contract by 1.6% in 2009. Western Europe’s economy also grew 1.0% in 2008, and is forecast to shrink by 2.0% in 2009. The United Kingdom separately grew 0.7% in 2008 and is forecast to decline by 2.8% in 2009.

          The IMF notes the uncertainty surrounding the WEO Update’s outlook is unusually large as downside risks continue to dominate due to the unprecedented scale and scope of the current financial crisis. Global output and trade plummeted in the final months of 2008, due to the continuation of the financial crisis. The associated high level of uncertainty has prompted households and businesses to postpone expenditures, reducing demand for consumer and capital goods. At the same time, widespread disruptions in credit are constraining household spending and curtailing production and trade.
          A slowing macro-economic environment impacts the timing of closing software transactions and lengthens the software sales cycles, which in turn affects our revenue and earnings per share. In the first half of 2008, our consolidated license revenue increased 1% (compared to 15% growth in the first half of 2007), while in the second half of 2008, license revenue decreased 23% compared to the second half of 2007. Our Americas license revenue for the first half of 2008 versus the first half of 2007 decreased 11% and for the second half of 2008 declined 23% versus the second half of 2007 as the economy worsened. We began to see the deceleration of America’s license revenue in the latter half of 2007 as second half license revenue declined 3% compared to the prior comparable period in 2006, largely, management believes, due to the slowing of the U.S. economy driven by turbulence in the financial markets, the U.S. housing market collapse and rising commodity prices.
          With the current macro-economic environment, we believe companies will seek to protect their balance sheets and hoard cash, which in turn will drive lower information technology spending. According to Gartner, a leading supply chain industry analyst, estimated overall information technology spending growth for 2009 in the U.S. is projected at 2.2% as of December 2008, confirming a significant reduction to Gartner’s September 2008 forecast. The Company is consequently predicting the continuation of a very difficult selling environment throughout the 2009 year.
          We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Reductions in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our solutions. We believe that deterioration in the current business climate within the United States and geographic regions in which we operate, continued delays in capital spending, or the timing of deals closed could have a material adverse impact on our business and our ability to compete and is likely to further intensify in our already highly competitive markets.
Revenue
          License revenue: License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. In 2008, license revenue totaled $65.3 million, or 19% of total revenue, with gross margins of 91%. Our annual license revenue percentage mix of new to existing customers was approximately 50% to 50%, and over the past three years has averaged about 45% to 55%. We believe our mix of new customer to existing customer license sales is well balanced, reflecting solid demand from our installed base, as well as from new customers. License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles of which the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit and earnings per share. For example, $1.0 million of license revenue in 2008 equates to approximately 2.5 cents of diluted earnings per share impact.
          Our software solutions are singularly focused on the supply chain planning and execution markets, which are intensely competitive, rapidly consolidating and characterized by rapid technological change. We are a market leader in the supply chain management software solutions market as defined by industry analysts such as AMR, ARC and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our license revenues faster than our competitors. We do anticipate facing increased competition in the future from ERP and SCM applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.
          Services revenue: Our services business consists of professional services (consulting and training) and customer support services and software enhancements. In 2008, our services revenue totaled $236.0 million, or 70% of total revenue, with gross margins of 51%. Professional services accounted for approximately 70% of total services revenue and nearly 50% of total revenue in 2008. When comparing our operating margins to other technology companies, our operating margin profile can be lower due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin as services margins are lower than license revenue margins.

          At December 31, 2008, our consulting services business totaled 1,004 employees, about 50% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.
          Although our consulting services are optional, the majority of our customers use at least some portion of these services for the implementation and ongoing support of our software solutions. Consulting services are typically rendered under time and materials-based contracts with services typically billed on an hourly basis. Professional services are sometimes rendered under fixed-fee based contracts with payments due on specific dates or milestones.
          Typically, our consulting services lag license revenue by several quarters, as implementation services are performed after the purchase of the software. Services revenue growth is contingent upon license revenue growth, which is influenced by the strength of general economic and business conditions and the competitive position of our software products. In addition, our consulting services business has competitive exposure to offshore providers and other consulting companies. All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins and loss of market share.
          For customer support services and software enhancements (CSSE), we offer a comprehensive program that provides our customers with software upgrades that offer additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. We offer 24 hour customer support every day of the year plus software upgrades for an annual fee that is paid in advance.
          Our CSSE revenues totaled $77.0 million in 2008, representing approximately 30% of services revenue and approximately 20% of total revenue, respectively. The growth of CSSE revenues is influenced by: 1) new license revenue growth, 2) annual renewal of support contracts, 3) increase in customers through acquisitions, and 4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically 12 months. CSSE renewal revenue is not recognized unless payment is received from the customer.
          Hardware and other revenue: Our hardware and other revenues totaled $35.9 million in 2008 representing 11% of total revenue with gross margins of 19%. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.
Product Development
          We intend to continue to invest significantly in research and development (R&D), which historically has averaged about 14 cents of every revenue dollar, to provide market leading solutions that help global manufacturers, wholesalers, distributors, retailers and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the years ended December 31, 2008, 2007 and 2006 were $48.4 million, $46.6 million and $41.5 million, respectively. At December 31, 2008, our R&D organization totaled 733 employees, located in the U.S. and India, representing about 35% of our total employees worldwide.
          We will continue to focus our R&D resources on the development and enhancement of supply chain software solutions. We offer what we believe to be the broadest solution portfolio in the supply chain solutions marketplace, to address all aspects of planning and forecasting, inventory optimization, order lifecycle management, transportation lifecycle management and distribution management. The underpinning of our product portfolio is the services-based Supply Chain Process Platform, which provides the foundation for ensuring that all our solutions reside on a common architecture, leverage common master and transaction data and utilize the same business services to accomplish tasks common to multiple solutions, enabling our customers to lower their total cost of ownership while optimizing their supply chain effectiveness and efficiency.
          We also plan to continue to provide enhancements to existing solutions and to introduce new solutions to address evolving industry standards and market needs. We identify further enhancements to existing solutions and opportunities for new solutions through our customer support organization, as well as through ongoing customer consulting engagements and implementations, interactions with our user groups, association with leading industry analysts and market research firms, and participation on industry standards and research committees. Our solutions address the needs of customers in various vertical markets, including retail, consumer goods, food and grocery, logistics service providers, industrial and wholesale, high technology and electronics, life sciences and government.
Cash Flow and Financial Condition
          For 2008, we generated cash flow from operating activities of $63.8 million and have generated a cumulative total of $146.2 million for the three years ended 2006, 2007 and 2008. Our cash and investments at December 31, 2008 totaled $88.7 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of our cash have been to continue funding of R&D investment and operations to drive earnings growth and to repurchase common stock.
          At the end of 2008, we had $15.0 million in remaining share repurchase authority. In 2009, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2009 for general corporate purposes.
Application of Critical Accounting Policies and Estimates
          The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
          Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. We believe that estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between those estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions are: Revenue Recognition, Allowance for Doubtful Accounts, Valuation of Goodwill, Accounting for Income Taxes, Stock-based Compensation, and Business Combinations.
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
          In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $12.7 million, $13.0 million and $9.7 million for 2008, 2007 and 2006, respectively.
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
          Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At December 31, 2008, our goodwill balance was $62.3 million.
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
          Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, projected tax credits and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50 percent likely to be realized. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.
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
          In connection with purchase price allocations, we estimate the fair value of the support obligations assumed in connection with acquisitions. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build- up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical direct costs related to providing the support services and to correct any errors in the software products acquired. We do not include any costs associated with selling efforts, upgrades, or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because the acquired entities would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation.
2008 Accounting Charges
          Asset Impairment Charges. During 2008, we recorded an other-than-temporary impairment charge of $1.7 million, writing down the remaining balance of a $2.0 million investment in an RFID technology company we made in July 2003. We recorded the additional impairment due to a combination of continued negative financial results reported by this company in a very competitive sector and a down round of financing (i.e., a round of financing that was dilutive to our investment) in which our preferred share ownership was converted into common stock, eliminating our preference rights associated with liquidation, thereby substantially impairing our ability to recoup our investment.
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
          Restructuring charge. During 2008, we committed to and initiated plans to reduce our workforce by approximately 170 positions due to intermediate term market demand and to realign our capacity with demand forecasts. As a result of this initiative, we recorded a restructuring charge of approximately $4.7 million pretax ($3.0 million after-tax or $0.13 per fully diluted share) in the fourth quarter of 2008. The restructuring charge primarily consists of employee severance and outplacement services.
Highlights of Full Year 2008 Consolidated Financial Results
          Summarized highlights for our 2008 results, as compared to 2007, are:
•	Total revenue was essentially flat at $337.2 million compared to $337.4 million for 2007;
o	License revenue decreased 11% to $65.3 million;

o	Services revenue increased 4% to $236.0 million;
•	Operating income was $26.0 million compared to $43.1 million in 2007; 2008 includes the $9.9 million of unusual adjustments taken in the second half of 2008 described above under “2008 Accounting Charges”;

•	Diluted earnings per share was $0.94, a decrease of 17%;

•	Cash flow from operations totaled $63.8 million, a 67% increase over 2007;

•	Cash and investments on hand at December 31, 2008 was $88.7 million, increasing $16.0 million over December 31, 2007; and

•	The Company repurchased approximately 1.7 million shares of common stock during the year totaling $35.0 million at an average price of $20.52 under its publicly-announced buy-back program. As of December 31, 2008, the Company had approximately $15.0 million remaining in share repurchase authority.
Results of Operations
          The following table summarizes selected Statement of Income data for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
				% Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands)
Revenue:
Software license	$65,313	$73,031	$66,543	-11%	10%
Services	235,967	226,153	194,521	4%	16%
Hardware and other	35,921	38,217	27,804	-6%	37%

Total revenue	337,201	337,401	288,868	—	17%
Costs and expenses:
Cost of license	5,961	5,334	5,796	12%	-8%
Cost of services	116,707	109,758	93,427	6%	17%
Cost of hardware and other	29,270	32,268	24,515	-9%	32%
Research and development	48,407	46,594	41,468	4%	12%
Sales and marketing	51,177	53,406	45,888	-4%	16%
General and administrative	37,145	33,366	29,143	11%	14%
Depreciation and amortization	12,699	13,617	13,247	-7%	3%
Asset impairment charges (1)	5,205	—	270	100%	-100%
Restructuring and acquisition-related charges (2)	4,667	—	1,503	100%	-100%
Settlement charges (3)	—	—	2,856	—	-100%

Total costs and expenses	311,238	294,343	258,113	6%	14%

Operating Income	$25,963	$43,058	$30,755	-40%	40%

Operating margin	7.7%	12.8%	10.6%

(1)	The impairment charge for 2008 includes a $1.7 million charge for writing down the remaining balance of a $2.0 million investment in a RFID technology company we made in July 2003. We recorded the additional impairment due to a down round of financing (i.e., a round of financing that was dilutive to our investment) in which our preferred share ownership was converted into common stock, eliminating our preference rights associated with liquidation, thereby substantially impairing our ability to recoup our investment. In addition, we recorded an impairment charge of $3.5 million on an investment in an auction rate security. We reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. The impairment charge for 2006 represents an impairment charge of $0.3 million against our $2.0 million investment in a RFID technology company discussed above.

(2)	The restructuring charge of $4.7 million in 2008 mainly represents employee severance and outplacement services resulting from the workforce reduction initiative executed in the fourth quarter of 2008. Acquisition charges for 2006 include employee retention bonuses associated with our Evant, Inc. acquisition in 2005.

(3)	Settlement charges for 2006 represent legal settlements resulting from disputes over the implementation of our software.
          We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During 2008, 2007 and 2006, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Year Ended December 31,
				% Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands)
Revenue:

License
Americas	$51,392	$61,708	$57,579	-17%	7%
EMEA	8,885	9,311	5,285	-5%	76%
APAC	5,036	2,012	3,679	150%	-45%

Total license	$65,313	$73,031	$66,543	-11%	10%

Services
Americas	$192,483	$187,019	$158,603	3%	18%
EMEA	32,163	25,617	20,793	26%	23%
APAC	11,321	13,517	15,125	-16%	-11%

Total services	$235,967	$226,153	$194,521	4%	16%

Hardware and Other
Americas	$33,371	$35,595	$26,138	-6%	36%
EMEA	1,750	1,921	1,273	-9%	51%
APAC	800	701	393	14%	78%

Total hardware and other	$35,921	$38,217	$27,804	-6%	37%

Total Revenue
Americas	$277,246	$284,322	$242,320	-2%	17%
EMEA	42,798	36,849	27,351	16%	35%
APAC	17,157	16,230	19,197	6%	-15%

Total revenue	$337,201	$337,401	$288,868	0%	17%

Operating income:
Americas	$18,849	$40,300	$32,747	-53%	23%
EMEA	6,640	2,422	(2,817)	174%	186%
APAC	474	336	825	41%	-59%

Total operating income	$25,963	$43,058	$30,755	-40%	40%

The results of our operations for year 2008, 2007, and 2006 are discussed below.
Revenue
          Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; and sales of complementary radio frequency and computer equipment.

	Year Ended December, 31
				% Change		% of Total Revenue
				2008 to	2007 to
	2008	2007	2006	2007	2006	2008	2007	2006
	(in thousands)
License	$65,313	$73,031	$66,543	-11%	10%	19%	22%	23%
Services	235,967	226,153	194,521	4%	16%	70%	67%	67%
Hardware and other	35,921	38,217	27,804	-6%	37%	11%	11%	10%

Total revenue	$337,201	$337,401	$288,868	0%	17%	100%	100%	100%

License revenue
Year 2008 compared with year 2007
          License revenue decreased 11% or $7.7 million in 2008 compared to 2007. Americas and EMEA license revenue declined $10.3 million and $0.4 million, respectively, driven by the current global macro-economic slowdown, which has lengthened sales cycles in our markets in 2008. This decrease was partially offset by an increase in APAC license revenue of $3.0 million.
          License sales mix across our product suite remained strong with approximately 55% of sales in our warehouse management solutions and 45% in non-warehouse management solutions in 2008. Sales of warehouse management solutions and non-warehouse management solutions declined 7% and 15%, respectively, in 2008 compared to 2007.
Year 2007 compared with year 2006
          License revenue increased 10% in 2007 over 2006 driven by strong growth in our Americas and EMEA segments. Americas license and hosting revenues increased $4.1 million, or 7%, and EMEA license revenue increased $4.0 million, or 76%, in 2007 over 2006. This increase was partially offset by a decline in APAC license sales of $1.7 million.
          License sales mix across our product suite remained balanced with approximately 52% of our sales in our warehouse management solutions and 48% in non-warehouse management solutions in 2007. Revenue from our warehouse management solutions grew 2% and non-warehouse management solutions grew 20% in 2007 over 2006. From period to period, we continue to see an increase in the diversity of products purchased from us by new and existing customers as our newer products gain greater market acceptance. This diversification is contributing to the fluctuations in the sales mix of our solutions groups.
Services revenue
Year 2008 compared with year 2007
          Services revenue increased 4% or $9.8 million in 2008 over 2007 principally due to a 15% or $9.9 million increase of software enhancements revenue. The EMEA and Americas segments led the growth with an increase in services revenue of $6.5 million, or 26%, and $5.5 million, or 3%, respectively, from 2007 to 2008. These increases were partially offset by a decrease in APAC services revenue of $2.2 million, or 16%, from 2007 to 2008 due to the lack of large license sales closed in 2007.
Year 2007 compared with year 2006
          Services revenue increased $31.6 million, or 16%, in 2007 over 2006 principally due to a 16% increase of professional services revenue required to implement larger projects, increased license sales and existing customer upgrades to more current versions of our offerings and a 15% increase in revenue from software enhancement agreements. The Americas segment led the growth with an increase in services revenue of $28.4 million, or 18%, from 2006 to 2007. Services revenue in EMEA also increased by $4.8 million, or 23%, from 2006 to 2007. These increases were partially offset by a decrease in APAC services revenue of $1.6 million from 2006 to 2007 due to the lack of large license sales closed in 2007.

          Over the past several years, our services revenue growth and margins have been affected by some pricing pressures. We believe that the pricing pressures are attributable to deteriorating global macro-economic conditions and competition. In addition, our services revenue growth will be affected by timing of license revenue growth and the mix of products sold. For instance, individual engagements involving our non-warehouse management solutions typically require less implementation services resources.
Hardware and other
          Sales of hardware decreased $2.0 million, or 8%, in 2008 compared to 2007. Sales of hardware increased $7.0 million, or 39% in 2007 over 2006. Over 90% of this revenue is generated from the Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For 2008, 2007 and 2006, reimbursements by customers for out-of-pocket expenses were approximately $12.7 million, $13.0 million and $9.7 million, respectively.
Cost of Revenue

	Year Ended December 31,
				% Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands)
Cost of license	$5,961	$5,334	$5,796	12%	-8%
Cost of services	116,707	109,758	93,427	6%	17%
Cost of hardware and other	29,270	32,268	24,515	-9%	32%

Total cost of revenue	$151,938	$147,360	$123,738	3%	19%

Cost of License
          Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased $0.6 million, or 12%, to $6.0 million in 2008 due to an increase in costs associated with our hosting services. Cost of licenses decreased $0.5 million, or 8%, in 2007 compared with 2006.
Cost of Services
Year 2008 compared with year 2007
          Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The 6% increase in cost of services in 2008, from $109.8 million to $116.7 million was primarily due to: (i) a $6.7 million increase in salary-related costs resulting from a 10% increase in the average number of personnel dedicated to the delivery of professional services, prior to our fourth quarter workforce reduction; (ii) an $0.8 million increase in travel expenses, and (iii) a $0.5 million increase in third-party software maintenance, partially offset by a decrease of $1.4 million in bonus and commission expense.
          The services gross margin decreased 90 basis points to 50.5% in 2008. The reduction in the services gross margin in 2008 was caused by the more intricate services work required as our sales mix shifts from our heritage System i platform to our Open Systems platform. We expect to see downward pressure on services revenue growth as a result of lower America’s license revenues combined with the slowing in upgrade activity given the global economic climate.
Year 2007 compared with year 2006
          The 17% increase in cost of services in 2007, from $93.4 million to $109.8 million, was primarily due to: (i) increases in salary-related costs resulting from a 22% increase in the average number of personnel dedicated to the delivery of professional services; (ii) an increase of $2.7 million in bonus expense based on our cumulative performance relative to internal plans; and was (iii) partially off-set by a decrease of $1.1 million in stock compensation expense due to completed vesting of options issued prior to 2006 combined with a reduction in stock awards granted.

          The services gross margin decreased 60 basis points to 51.4% in 2007. The reduction in the services gross margin in 2007 was caused by the more intricate services work required as our sales mix shifts from our heritage System i platform to our Open Systems platform.
Cost of Hardware and other
          Cost of hardware decreased $2.2 million to approximately $17.0 million in 2008 compared to 2007 as a direct result of a decrease in sales of hardware. In 2007, cost of hardware increased to $19.2 million from $14.8 million in 2006 as a direct result of increased hardware sales in 2007. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $12.3 million, $13.0 million and $9.7 million for 2008, 2007 and 2006, respectively. The fluctuation in reimbursed out-of-pocket expenses is due to variations in travel related to the changeability in services projects.
Operating Expenses

	Year Ended December 31,
				% Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands)
Research and development	$48,407	$46,594	$41,468	4%	12%
Sales and marketing	51,177	53,406	45,888	-4%	16%
General and administrative	37,145	33,366	29,143	11%	14%
Depreciation and amortization	12,699	13,617	13,247	-7%	3%
Asset impairment charges	5,205	—	270	100%	-100%
Restructuring and acquisition-related charges	4,667	—	1,503	100%	-100%
Settlement charges	—	—	2,856	100%	-100%

Operating expenses	$159,300	$146,983	$134,375	8%	9%

Research and Development
          Our principal research and development activities during 2008, 2007 and 2006 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service oriented architecture based application framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions.
          For the years ended December 31, 2008, 2007, and 2006, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.
Year 2008 compared with year 2007
          Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Consistent with prior years, we typically invest approximately 14% of revenue in research and development. The $1.8 million, or 4%, increase in research and development expenses in 2008 to $48.4 million is principally attributable to a realignment of resources from service projects to research and development activities.
Year 2007 compared with year 2006
          Research and development expenses increased $5.1 million, or 12%, in 2007 to $46.6 million primarily because of: (i) increases in the number of personnel dedicated to ongoing research and development activities (the number of research and development personnel increased 8% to 772 at December 31, 2007 as compared to 713 at December 31, 2006) and (ii) $1.2 million in bonus expense.

Sales and Marketing
Year 2008 compared with year 2007
          Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs of sales and marketing personnel and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased $2.2 million, or 4% to $51.2 million, in 2008 compared to 2007. The decrease in sales and marketing expense in 2008 is principally caused by the decrease of $2.9 million in bonus and commissions due to the year over year decrease in license revenue, partially offset by a $0.7 million increase in stock compensation expense.
Year 2007 compared with year 2006
          Sales and marketing expenses increased $7.5 million, or 16% to $53.4 million in 2007 over 2006. The incremental sales and marketing expense are primarily attributable to: (i) a $3.3 million increase in compensation in 2007 caused by increase in sales and marketing headcount; (ii) a $1.5 million increase in bonus and incentive compensation expense relating to the higher license fees; (iii) a $1.1 million increase in travel and travel-related expenses; (iv) a $0.7 million increase in our marketing programs; and (vi) $0.4 million of incremental stock compensation expense.
General and Administrative
Year 2008 compared with year 2007
          General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses from 2007 to 2008 of $3.8 million to $37.1 million was primarily attributable to: (i) a $1.5 million reserve for transaction tax exposure, (ii) a $1.2 million reduction in recoveries of previously expensed sales tax resulting from the expiration of the sales tax audit statutes in certain states in 2007, (iii) $1.3 million of incremental stock compensation expense, and (iv) a $1.0 million increase in salary-related costs resulting from a 7% increase in the average number of personnel, partially offset by a $0.8 million decrease in travel expenses.
Year 2007 compared with year 2006
          The increase in general and administrative expenses of $4.2 million from 2006 to $33.4 million in 2007 was attributable to: (i) a $2.5 million increase in salary-related costs and bonuses resulting from additional personnel combined with annual compensation increases and higher earnings; and (ii) an increase of $0.3 million in stock compensation expense; partially offset by (iii) a decrease of approximately $0.1 million in recoveries of previously expensed sales tax resulting from the expiration of the sales tax audit statutes in certain states.
Depreciation and Amortization
          Depreciation expense amounted to $9.4 million, $9.0 million and $8.4 million, during 2008, 2007, and 2006, respectively. Amortization of intangibles amounted to $3.3 million, $4.6 million and $4.9 million during 2008, 2007, and 2006, respectively. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions, including the acquisitions of Evant in August 2005, eebiznet in July 2004, Avere, Inc. in January 2004, ReturnCentral, Inc. in June 2003, and Logistics.com, Inc. in December 2002. The decreases in amortization expense in 2008 and 2007 of $1.3 million and $0.3 million, respectively, were mainly associated with certain intangible assets related to prior acquisitions which became fully amortized.
Impairment charges
          Asset impairment charges of $5.2 million in 2008 consist of a $3.5 million impairment on an investment in an auction-rate security and a $1.7 million impairment on an investment in an RFID technology company. We reduced the carrying value of the auction-rate security investment to zero due to a combination of credit downgrades of the underlying issuer and the bond insurer as well as increased publicly reported exposure to bankruptcy risk by the issuer and continued significant deterioration in the credit markets limiting the issuer’s ability to re-finance the underlying bond. We wrote down the remaining balance of our $2.0 million investment in the company due to a combination of continued negative financial results reported by this company in a very competitive sector and a down round of financing (i.e. a round of financing that was dilutive to our investment) in which our preferred share ownership was converted into common stock, eliminating our preference rights associated with liquidation, thereby substantially impairing our ability to recoup our investment.
          In 2006, based on our assessment of uncertainties associated with the fair value of our investment in an RFID technology company following its unsuccessful public offering during the third quarter of 2006, we wrote down $0.3 million of our $2.0 million investment.
Restructuring and acquisition-related charges
          During 2008, we committed to and initiated plans to reduce our workforce by approximately 170 positions due to intermediate term market demand and to realign our capacity with demand forecasts. As a result of this initiative, we recorded a restructuring charge of approximately $4.7 million pretax ($3.0 million after-tax or $0.13 per fully diluted share) in fourth quarter 2008. The restructuring charge consisted of employee severance and outplacement services.
          The $1.5 million of charges for 2006 represent the remaining expense of $2.8 million paid for employee retention bonuses incurred in connection with the acquisition of Evant, Inc. in September 2005.
Settlement charges
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
Operating Income
          Operating income in 2008 decreased by $17.1 million on a flat consolidated revenue year over year. Operating margins declined from 12.8% in 2007 to 7.7% in 2008. The decline in profit contribution and margin in 2008 was largely driven by the following factors: (i) lower license revenues in 2008, which have a relatively higher margin compared to services revenues, (ii) $5.2 million of asset write-downs, (iii) a $4.7 million restructuring charge, (iv) a $1.2 million increase in stock option expense, and (v) a $1.8 million increase in research and development investment. Operating income in the Americas segment decreased by $21.5 million, or 53%, due to incremental stock compensation expense of $1.2 million, asset write-downs of $5.2 million and a restructuring charge of $4.4 million. Operating income in EMEA and APAC increased $4.3 million on strong revenue growth.
          Operating income in 2007 increased by $12.3 million on consolidated revenue growth of 17%. Operating margins increased to 12.8% from 10.6% in 2006. The incremental profit contribution and margin was largely driven by the following factors: (i) record revenue and operating profit; (ii) lower expenses in 2007 due to 2006 unusual expenses for settlement charges, acquisition charges and impairment charges of $2.9 million, $1.5 million and $0.3 million in 2006, respectively; and (iii) a reduction in stock compensation expense of $0.6 million in 2007. Operating income in the Americas segment increased by $7.6 million in 2007, or 23%, due to the decline in stock compensation expense of $0.4 million as well as acquisition-related charges of $1.5 million and legal settlements of $0.8 million in 2006. Operating income in EMEA improved by $5.2 million in 2007 due to record revenues and $2.0 million of settlement charges in 2006, plus a $0.2 million reduction in stock compensation expense. Operating income for APAC decreased by $0.5 million mainly due to lower revenue.
Other Income and Income Taxes

	Year Ended December 31,
				% Change
	2008	2007	2006	2008 to 2007	2007 to 2006
Other income, net	$5,545	$4,608	$3,638	20%	27%
Income tax provision	8,710	16,915	15,062	-49%	12%

Other Income, net
          Other income, net primarily includes interest income and foreign currency gains and losses. Interest income was $1.8 million for the year ended December 31, 2008 and $3.4 million for each of the years ended December 31, 2007 and 2006. The decrease of $1.6 million in interest income in 2008 compared to 2007 was due to overall lower average investment balances driven by our share repurchase programs. Interest income remained consistent from 2006 to 2007. The weighted-average interest rate earned on cash and investment securities was 2.3%, 3.3% and 3.1% for the year ended December 31, 2008, 2007 and 2006, respectively. We recorded net foreign currency gains of $3.9 million, $1.2 million and $0.2 million in 2008, 2007 and 2006, respectively. The foreign currency gains mainly resulted from gains on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee, the British Pound and the Euro.
Income Tax Provision
          Our effective income tax rates were 27.6%, 35.5%, and 43.8% in 2008, 2007 and 2006, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The reduction in the effective income tax rate in 2008 compared to 2007 primarily resulted from a release of income tax reserves resulting from expiring tax audit statutes for U.S. federal income tax returns filed for 2004 and prior, partially offset by the asset impairment charges for which no tax benefit was recorded. The lower effective tax rate in 2007 compared to 2006 was primarily attributable to higher deductible stock option expense and the impact of legal settlements in 2006, partially offset by tax on certain intercompany balances.
Liquidity and Capital Resources
          During 2008, 2007, and 2006, we funded our operations through cash generated from operations. As of December 31, 2008, we had $88.7 million in cash, cash equivalents and investments as compared to $72.8 million at December 31, 2007.
          Our operating activities provided cash of $63.8 million, $38.3 million and $44.1 million in 2008, 2007, and 2006, respectively. Cash from operating activities for 2008 increased by $25.6 million due to strong accounts receivable collections. In addition, cash flow from operations in 2007 included legal settlement payments of $3.0 million for legal settlements in the fourth quarter of 2006. Days sales outstanding (“DSO”) was 78 days at December 31, 2008 compared to 79 at December 31, 2007. Cash from operating activities for 2007 decreased $5.8 million compared to 2006, principally because of an increase in accounts receivable driven by record revenues that increased days sales outstanding to 79 days at December 31, 2007 as compared to 73 days at December 31, 2006.
          During 2008, our investing activities provided cash of approximately $13.9 million from net maturities and sales of investments of $21.6 million, partially offset by payments in connection with purchases of capital equipment of $7.7 million. Our investing activities provided cash of approximately $75.1 million during the year ended December 31, 2007, primarily from the net maturities of investments of $84.5 million which was used mainly to fund stock repurchases, partially offset by payments of $9.4 million for capital equipment to support our business and infrastructure. During 2006, our investing activities used cash of approximately $47.9 million, primarily for the purchase of approximately $9.6 million in capital equipment to support our business and infrastructure and $38.1 million in net investments.
          Our financing activities used cash of approximately $31.8 million and $88.3 million in 2008 and 2007, respectively, and provided cash of approximately $2.5 million in 2006. The principal use of cash for financing activities was to repurchase shares of our common stock for approximately $35.1 million, $99.9 million, and $16.0 million in 2008, 2007, and 2006, respectively. These repurchases were partially offset by the proceeds from the issuance of our common stock pursuant to the exercise of stock options of $3.2 million, $10.9 million, and $16.2 million in 2008, 2007, and 2006, respectively. As of December 31, 2008, we had $15.0 million of Board approved share repurchase authority remaining.
          Periodically, opportunities may arise to grow our business through the acquisition of complementary and synergistic companies, products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. We believe that existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. We anticipate that we will be able to continue fund our operations with cash flow from operations in the future. We do not maintain any bank lines of credit. However, if the Company should encounter a need to raise additional capital, recent turmoil in the credit and capital markets could make such capital unavailable, or available only at unfavorable costs.

New Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including expensing acquisition-related costs as incurred and expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect that SFAS No. 141(R) will have an impact on our accounting for future business combinations once adopted but the extent of the impact is dependent upon the number, size, and complexity of acquisitions that we make in the future.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements,” and No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for the entity’s fiscal year that begins after November 15, 2007. We do not elect to measure at fair value any of our financial instruments under the provisions of SFAS No. 159, thus the adoption of this statement effective January 1, 2008 did not have an impact on our consolidated financial statements.
          In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. We partially adopted SFAS No. 157 on January 1, 2008 related to all financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. We are currently assessing the potential impact this statement will have on the Consolidated Financial Statements once it is adopted for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. See Note 1, Organization and Summary of Significant Accounting Policies, for further discussion of the adoption.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
          Our principal commitments as of December 31, 2008 consist of obligations under operating leases. We expect to fulfill all of the following commitments from our working capital. We have no off-balance sheet arrangements within the meaning of SEC rules.
          Lease Commitments
          We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2018. Rent expense for these leases aggregated $7.2 million, $6.7 million and $7.0 million during 2008, 2007, and 2006, respectively.
          The following table summarizes our contractual commitments as of December 31, 2008 (in thousands):

	Total	2009	2010	2011	2012	Thereafter
Non-cancelable operating leases	$52,561	$7,859	$5,395	$5,176	$4,788	$29,343
          Indemnifications
          Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer, as well as our modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these agreements as of December 31, 2008.
          Warranties
          We warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2008.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Business
          Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, France, Australia, Japan, China, Singapore and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized a foreign exchange rate gain of $3.9 million, $1.2 million and $0.2 million in 2008, 2007 and 2006, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income (loss), net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2008 and 2007 relative to the U.S. dollar would result in changes of approximately $0.1 million and $1.0 million in the reported foreign currency gain or loss, respectively.
Interest Rates
          We invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from operations. At December 31, 2008, our cash and investments balance totaled $88.7 million, of which $85.7 million is 100% liquid. The remaining investments totaling $3.0 million are invested in auction rate securities.
          Our investments in marketable securities consist principally of debt instruments of state and local government agencies and U.S. corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 157. At December 31, 2008, we hold $6.5 million of investments in auction rate securities, which have original maturities greater than one year, but which have auctions to reset the yield every 7 to 35 days. The fair values of these auction rate securities considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions of our valuation could have a significant impact on the value of these securities, which may cause losses and affect our liquidity specifically for these securities potentially requiring us to record an impairment charge on these investments in the future. Certain auctions failed during 2008 and the underlying securities were not called by the issuer. During 2008, we recorded an other-than-temporary impairment charge of $3.5 million on one of these investments resulting in $3.0 million in total auction rate securities investments on the balance sheet at December 31, 2008. We reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. The remaining $3.0 million of auction rate securities held by us at December 31, 2008 were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments have high credit ratings, and we intend and have the ability to hold these securities until maturity or until called. However, due to liquidity concerns rather than creditworthiness, we have recorded an unrealized loss of $0.1 million as of December 31, 2008 for the temporary decline in the fair value of these investments. The unrealized loss is included as a separate component of stockholders’ equity and in total comprehensive income. We will continue to evaluate the fair value of our investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
          Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash and investment securities was 2.3% for the year ended December 31, 2008 as compared to 3.3% for the year ended December 31, 2007. The fair value of cash equivalents and investments held at December 31, 2008 and 2007 was $49.3 million and $58.5 million, respectively. Based on the average investments outstanding during 2008 and 2007, increases or decreases of 25 basis points would result in increases or decreases to interest income of approximately $135 thousand and $226 thousand in 2008 and 2007, respectively, from the reported interest income.
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
          As of the end of the Company’s 2008 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective.
          Ernst & Young, the independent registered public accounting firm, that audited the Company’s financial statements for the year ended December 31, 2008, has audited the Company’s internal control over financial reporting as of December 31, 2008 and has issued an attestation report regarding the Company’s internal control over financial reporting appearing on page 43, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
President and Chief Executive Officer

/s/ Dennis B. Story
Dennis B. Story
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
Manhattan Associates, Inc. and Subsidiaries
We have audited Manhattan Associates, Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Manhattan Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Manhattan Associates, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2008 of Manhattan Associates, Inc. and subsidiaries and our report dated February 23, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders
Manhattan Associates, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 , effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Manhattan Associates, Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 23, 2009

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Software license	$65,313	$73,031	$66,543
Services	235,967	226,153	194,521
Hardware and other	35,921	38,217	27,804

Total Revenue	337,201	337,401	288,868

Costs and Expenses:
Cost of license	5,961	5,334	5,796
Cost of services	116,707	109,758	93,427
Cost of hardware and other	29,270	32,268	24,515
Research and development	48,407	46,594	41,468
Sales and marketing	51,177	53,406	45,888
General and administrative	37,145	33,366	29,143
Depreciation and amortization	12,699	13,617	13,247
Asset impairment charges	5,205	—	270
Restructuring and acquisition-related charges	4,667	—	1,503
Settlement charges	—	—	2,856

Total costs and expenses	311,238	294,343	258,113

Operating income	25,963	43,058	30,755

Interest income, net	1,823	3,390	3,443
Other income, net	3,722	1,218	195

Income before income taxes	31,508	47,666	34,393
Income tax provision	8,710	16,915	15,062

Net income	$22,798	$30,751	$19,331

Basic earnings per share	$0.95	$1.17	$0.71
Diluted earnings per share	$0.94	$1.13	$0.69

Weighted average number of shares:
Basic	24,053	26,174	27,183
Diluted	24,328	27,329	27,971
The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$85,739	$44,675
Short term investments	—	17,904
Accounts receivable, net of allowance of $5,566 and $6,618 in 2008 and 2007, respectively	63,896	72,534
Deferred income taxes	6,667	6,602
Prepaid expenses	5,410	6,777
Other current assets	1,569	1,869

Total current assets	163,281	150,361

Property and equipment, net	21,721	24,421
Long-term investments	2,967	10,193
Acquisition-related intangible assets, net	6,438	9,691
Goodwill, net	62,276	62,285
Deferred income taxes	10,932	9,846
Other assets	2,606	4,863

Total assets	$270,221	$271,660

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,480	$9,112
Accrued compensation and benefits	17,429	19,357
Accrued and other liabilities	16,188	10,040
Deferred revenue	32,984	31,817
Income taxes payable	2,365	8,156

Total current liabilities	77,446	78,482

Deferred rent — long-term	8,387	6,781
Other non-current liabilities	4,549	692

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2008 or 2007	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 23,581,109 and 24,899,919 shares issued and outstanding at December 31, 2008 and 2007, respectively	234	249
Additional paid-in capital	—	17,744
Retained earnings	182,882	165,189
Accumulated other comprehensive (loss) income	(3,277)	2,523

Total shareholders’ equity	179,839	185,705

Total liabilities and shareholders’ equity	$270,221	$271,660

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$22,798	$30,751	$19,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,699	13,617	13,247
Asset impairment charge	5,205	—	270
Stock compensation	8,864	6,199	6,762
Loss on disposal of equipment	156	12	22
Tax benefit of stock awards exercised/vested	202	1,835	4,546
Excess tax benefits from stock based compensation	(100)	(721)	(2,519)
Deferred income taxes	(1,389)	(2,759)	(574)
Unrealized foreign currency gain	(694)	(1,419)	(317)
Changes in operating assets and liabilities:
Accounts receivable, net	7,077	(10,618)	(1,617)
Other assets	2,691	3,451	(1,884)
Accounts payable, accrued and other liabilities	5,997	(5,339)	3,814
Income taxes	(1,324)	1,528	367
Deferred revenue	1,659	1,737	2,672

Net cash provided by operating activities	63,841	38,274	44,120

Investing activities:
Purchases of property and equipment	(7,708)	(9,401)	(9,641)
Purchases of available-for-sale investments	(323,956)	(688,172)	(831,932)
Maturies and sales of available-for-sale investments	345,579	772,689	793,799
Payments in connection with various acquisitions	—	—	(126)

Net cash provided by (used in) investing activities	13,915	75,116	(47,900)

Financing activities:
Purchase of common stock	(35,107)	(99,931)	(16,029)
Proceeds from issuance of common stock from options exercised	3,177	10,910	16,156
Excess tax benefits from stock based compensation	100	721	2,519
Payment of capital lease obligations	—	—	(147)

Net cash (used in) provided by financing activities	(31,830)	(88,300)	2,499

Foreign currency impact on cash	(4,862)	1,136	311

Net change in cash and cash equivalents	41,064	26,226	(970)
Cash and cash equivalents at beginning of Period	44,675	18,449	19,419

Cash and cash equivalents at end of Period	$85,739	$44,675	$18,449

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$5

Cash paid for taxes	$11,135	$16,261	$10,371

Supplemental disclosures of cash flow information- noncash investing activity:
Tenant improvements funded by landlord	$—	$7,918	$—

The accompanying notes are an integral part of these Consolidated Statements of Cashflows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Deferred	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Equity
Balance, December 31, 2005	27,207,260	$272	$87,476	$116,990	$863	$(203)	$205,398
Repurchase of common stock	(773,301)	(8)	(16,021)	—	—	—	(16,029)
Reclassification of deferred compensation	—	—	(203)	—	—	203	—
Stock option exercises	1,176,146	12	16,144	—	—	—	16,156
Tax effects of stock based compensation	—	—	4,546	—	—	—	4,546
Restricted stock expense	—	—	119	—	—	—	119
Stock option expense	—	—	6,643	—	—	—	6,643
Foreign currency translation adjustment	—	—	—	—	757	—	757
Unrealized gain on investments	—	—	—	—	219	—	219
Net income	—	—	—	19,331	—	—	19,331

Balance, December 31, 2006	27,610,105	276	98,704	136,321	1,839	—	237,140
Repurchase of common stock	(3,562,619)	(36)	(99,895)	—	—	—	(99,931)
Stock option exercises	580,433	6	10,904	—	—	—	10,910
Stock option expense	—	—	4,274	—	—	—	4,274
Restricted stock issuance/expense	272,000	3	1,922	—	—	—	1,925
Tax effects of stock based compensation	—	—	1,835	—	—	—	1,835
Foreign currency translation adjustment	—	—	—	—	678	—	678
Unrealized gain on investments	—	—	—		6	—	6
Adoption of FIN 48	—	—	—	(1,883)	—	—	(1,883)
Net income	—	—	—	30,751	—	—	30,751

Balance, December 31, 2007	24,899,919	249	17,744	165,189	2,523	—	185,705
Repurchase of common stock	(1,710,441)	(17)	(29,985)	(5,105)	—	—	(35,107)
Stock option exercises	203,275	2	3,175	—	—	—	3,177
Stock option expense	—	—	5,458	—	—	—	5,458
Restricted stock issuance/expense	188,356	—	3,406	—	—	—	3,406
Tax effects of stock based compensation	—	—	202	—	—	—	202
Foreign currency translation adjustment	—	—	—	—	(5,768)	—	(5,768)
Unrealized gain on investments	—	—	—	—	(32)	—	(32)
Net income	—	—	—	22,798	—	—	22,798

Balance, December 31, 2008	23,581,109	$234	$—	$182,882	$(3,277)	$—	$179,839

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Net income	$22,798	$30,751	$19,331
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(5,768)	678	757
Unrealized (loss) gain on investments	(32)	6	219

Other comprehensive (loss) income	(5,800)	684	976

Comprehensive income	$16,998	$31,435	$20,307

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
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
          Concentrations of Credit Risk
          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. Amounts held at certain financial institutions are above the federally insured deposit limit. The Company’s sales are primarily to companies located in the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2008 for the Americas, EMEA and APAC companies were $52.1 million, $7.2 million and $4.6 million, respectively. Accounts receivable, net as of December 31, 2007 for the Americas, EMEA and APAC companies were $61.3 million, $7.7 million and $3.5 million, respectively.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006
          The Company’s top five customers in aggregate accounted for 11%, 13% and 16% of total revenue in the period the related sales were recorded for each of the years ended December 31, 2008, 2007 and 2006, respectively. No single customer accounted for more than 10% of revenue in the years ended December 31, 2008, 2007 and 2006 or for more than 10% of accounts receivable as of December 31, 2008 and 2007.
          Investments
          Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), establishes a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:
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
          The Company’s long-term investments consist of corporate or U.S. government debt instruments with maturities between one year and five years. The Company also holds investments in auction rate securities, which have original maturities greater than one year, but which previously had auctions that reset the yield every 7 to 35 days. At December 31, 2008, our cash and investments balance totaled $88.7 million, of which $85.7 million is 100% liquid. The remaining investments totaling $3.0 million are invested in auction rate securities. During 2008, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold these securities. Accordingly, the Company began classifying these securities as long-term investments in marketable securities in the consolidated balance sheet due to uncertainty surrounding the timing of a market recovery. In determining the fair values of auction rate securities, the Company considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. The Company uses quoted prices from active markets which are classified at level 1 as a highest level observable input in the disclosure hierarchy framework as defined by SFAS No. 157 for all other available-for-sale securities.
          During 2008, the Company recorded an other-than-temporary impairment charge of $3.5 million on one of its auction rate security investments. The Company reduced the carrying value to zero due to a combination of credit downgrades of the underlying issuer and the bond insurer as well as increased publicly reported exposure to bankruptcy risk by the issuer and continued significant deterioration in the credit markets limiting the issuer’s ability to re-finance the underlying bond. The $3.5 million charge is included in asset impairment charges in the consolidated statements of income. The remaining $3.0 million of auction rate securities held by the Company at December 31, 2008 were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments have high credit ratings, and the Company intends and has the ability to hold these securities until maturity or until called. However, due to liquidity concerns rather than creditworthiness, the Company has recorded an unrealized loss of $0.1 million as of December 31, 2008 for the temporary decline in the fair value of these investments. The unrealized loss is included as a separate component of stockholders’ equity and in total comprehensive income. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006
          The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2008 (in thousands):

	Fair Value Measurements at December 31, 2008 Using
		Significant Other	Significant
	Quoted Prices	Observable Inputs	Unobservable Input
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$46,337	$—	$2,967	$49,304

Total investments	$46,337	$—	$2,967	$49,304

          In July 2003, the Company invested $2.0 million in an RFID technology company. The investment has been accounted for under the cost method and is included in “Other Assets” on the consolidated balance sheets. In the third quarter of 2006, the Company wrote down its investment by $0.3 million due to uncertainties associated with the fair value of the investment following an unsuccessful public offering. During the third quarter of 2008, the Company wrote down the remaining balance of this investment recording an other-than-temporary impairment charge of $1.7 million. The Company recorded the additional impairment due to a combination of continued negative financial results reported by this company in a very competitive sector and a down round of financing (i.e. a round of financing that was dilutive to our investment) in which the Company’s preferred share ownership was converted into common stock, eliminating the Company’s preference rights associated with liquidation, thereby substantially impairing its ability to recoup its investment. The $1.7 million charge is included in “Asset impairment charges” in the consolidated statements of income.
          Following is a summary of the Company’s future available-for-sale investment maturities as of December 31, 2008 (in thousands):

Less than 1 year	$46,337
1 to 5 years	—
5 years to 10 years	—
Over 10 years	2,967

Total	$49,304

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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006
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
          The Company’s international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the future results could be materially adversely impacted by changes in these or other factors. The Company recognized a foreign exchange rate gain on intercompany balances of $3.9 million, $1.2 million and $0.2 million in 2008, 2007 and 2006, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income (loss), net” on the Consolidated Statements of Income.
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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006
include computer hardware, radio frequency terminals networks, RFID chip readers, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment to the customer when title passes. The Company generally purchases hardware from its vendors only after receiving an order from a customer. As a result, the Company does not maintain significant hardware inventory.
          In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $12.7 million, $13.0 million and $9.7 million for 2008, 2007 and 2006, respectively.
          Deferred Revenue
          Deferred revenue represents amounts collected prior to having completed performance of professional services, customer support services and software enhancements and significant remaining obligations under license agreements. The Company generally expects to complete such services or obligations within the next twelve months.
          Returns and Allowances
          The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2008 or 2007.
          The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations were $4.9 million, $5.7 million and $5.4 million for 2008, 2007 and 2006, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.
          Property and Equipment
          Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, internal use software, and leasehold improvements recorded at cost. The Company depreciates the cost of furniture, computers, other office equipment and internal use software on a straight-line basis over their estimated useful lives (three to five years for computer equipment and software, five years for office equipment, seven years for furniture). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation and amortization expense for property and equipment, including assets under a capital lease, for the years ended December 31, 2008, 2007 and 2006 was approximately $9.4 million, $9.0 million and $8.4 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Income.
          Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2008	2007
Computer equipment and software	$47,285	$47,744
Furniture and office equipment	7,288	7,784
Leasehold improvement	14,208	14,227

	68,781	69,755
Less accumulated depreciation and amortization	(47,060)	(45,334)

	$21,721	$24,421

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006
          Acquisition-Related Intangible Assets
          Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for each product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The weighted average amortization period for acquired software is 5.0 years. The other intangible assets are being amortized on a straight-line basis over a period of two to ten years with a weighted average amortization period of 5.8 years. The weighted average amortization period for all intangible assets is 5.6 years. Total amortization expense related to acquisition-related intangible assets was approximately $3.3 million, $4.7 million and $4.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in depreciation and amortization expense in the accompanying Consolidated Statements of Income.
          Acquisition-Related Intangible Assets consist of the following (in thousands):

	December 31,
	2008	2007
Cost:
Acquired software	$15,791	$15,791
Other intangible assets with definite lives	19,087	19,087

	34,878	34,878

Accumulated amortization:
Acquired software	(14,460)	(13,402)
Other intangible assets with definite lives	(13,980)	(11,785)

	(28,440)	(25,187)

Net book value:
Acquired software	$1,331	$2,389
Other intangible assets with definite lives	5,107	7,302

	$6,438	$9,691

          The Company expects amortization expense for the next five years to be as follows based on intangible assets as of December 31, 2008 (in thousands):

2009	$2,965
2010	2,287
2011	1,172
2012	7
2013	7
Thereafter	1

Total	$6,439

          Goodwill
          Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. The Company does not amortize goodwill, but instead tests goodwill for impairment on at least an annual basis. Goodwill was $62.3 million at the end of each year ended December 31, 2008 and 2007. Approximately $36.0 million of the gross Goodwill is deductible for income tax purposes.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006
          During 2007, the Company completed the analysis of the post-acquisition limitations on the use of Evant’s deferred tax assets. As a result, the Company recorded $8.1 million of deferred tax assets and reduced goodwill mainly for deductible research and development costs previously capitalized by Evant for tax purposes.
          Software Development Costs
          Research and development expenses are charged to expense as incurred. The Company determines the amount of development costs capitalizable under the provisions of SFAS No. 86, “Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. The Company has defined technological feasibility as the point in time at which the Company has a detailed program design or a working model of the related product, depending on the type of development efforts. For the years ended December 31, 2008, 2007 and 2006, the Company capitalized no internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers has been insignificant.
          Impairment of Long-Lived and Intangible Assets
          The Company reviews the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2008, 2007 and 2006, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.
          The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.
          Impairment of Goodwill
          The Company evaluates the carrying value of goodwill and other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill or other intangible asset is impaired, the Company compares the fair value of the reporting unit to which the goodwill or other intangible asset is assigned to its carrying amount, including goodwill and the other intangible assets. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill or other intangible assets, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill and other intangible assets for impairment as of December 31, 2008, 2007 and 2006 and did not identify any asset impairment as a result of the review.
          Guarantees and Indemnifications
          The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006
property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of December 31, 2008 and 2007.
          The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. As a result, the Company believes the estimated fair value of these agreements is nominal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008 and 2007.
          Segment Information
          The Company has three reporting segments: Americas, EMEA, and APAC as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See Note 8 for discussion of the Company’s reporting segments.
          Advertising Costs
          Advertising costs are expensed as incurred and totaled approximately $0.1 million, $0.3 million and $0.2 million in 2008, 2007 and 2006, respectively. Advertising costs are included in “Sales and marketing” in the Consolidated Statements of Income.
          Basic and Diluted Net Income Per Share
          Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.
          Diluted net income per share is computed using net income divided by Weighted Shares, and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Net income	$22,798	$30,751	$19,331
Earnings per share:
Basic	$0.95	$1.17	$0.71
Effect of CESs	(0.01)	(0.04)	(0.02)

Diluted	$0.94	$1.13	$0.69
Weighted average number of shares:
Basic	24,053	26,174	27,183
Effect of CESs	275	1,155	788

Diluted	24,328	27,329	27,971

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006
     Options to purchase 4,177,687, 1,538,931 and 3,073,378 shares of common stock were outstanding at December 31, 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the respective years. See Note 2 for further information on those securities.
     Accumulated Other Comprehensive Income
     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
     The following table sets forth the components of accumulated other comprehensive income (in thousands):

	December 31,
	2008	2007
Unrealized gain (loss) on investments, net of taxes	$(45)	$(13)
Foreign currency translation adjustment	(3,232)	2,536

Total	$(3,277)	$2,523

     New Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including expensing acquisition-related costs as incurred and expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects that SFAS No. 141(R) will have an impact on its accounting for future business combinations once adopted but the extent of the impact is dependent upon the number, size, and complexity of acquisitions that the Company makes in the future.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements,” and No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for the entity’s fiscal year that begins after November 15, 2007. The Company did not elect to measure at fair value any of its financial instruments under the provisions of SFAS No. 159, thus the adoption of this statement effective January 1, 2008 did not have an impact on the Company’s consolidated financial statements.
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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006
2. Stock-Based Compensation
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
     The Manhattan Associates, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) was adopted by the Board of Directors and approved by the shareholders in February 1998. The 1998 Plan provides for the grant of stock options. Optionees have the right to purchase a specified number of shares of common stock at a specified option price and subject to such terms and conditions as are specified in connection with the option grant. The 1998 Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 1998 Plan generally and to interpret the provisions thereof. Options granted under the 1998 Plan cannot have a term exceeding ten years. Options typically have an annual graded vesting schedule over four years and vest based on service conditions. Following approval of the Manhattan Associates, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) discussed below, the Company may not make any additional awards under the 1998 Plan.
     The 2007 Plan was effective on April 4, 2007 following approval of the Board of Directors and shareholders. The 2007 Plan provides for issuance of up to 2,300,000 shares of common stock (subject to certain adjustments in the event of a change in the capitalization of the Company). No more than 600,000 shares may be issued under the 2007 Plan as restricted stock awards. Awards granted under the 2007 Plan cannot have a term exceeding seven years. As of December 31, 2008, there were 1,171,776 shares available for issuance under the 2007 Plan. As of February 19, 2009, after the Company’s annual award to its employees, there were 479,164 shares available, of which 142,658 were available for restricted stock grants.
     Stock Option Awards
     A summary of changes in outstanding options for the year ended December 31, 2008 is as follows:

			Weighted	Average
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value (in
	Shares	Exercise Price	Contractual Term	thousands)
Outstanding at January 1, 2008	6,157,307	$25.87
Granted	665,936	25.37
Exercised	(203,275)	15.63
Forfeited and expired	(609,059)	27.49

Outstanding at December 31, 2008	6,010,909	$26.00	4.6	$695

Vested or expected to vest at December 31, 2008	5,596,629	$26.00	4.5	$694
Exercisable at December 31, 2008	4,650,393	$25.94	4.3	$689
     As of February 19, 2009, after the Company’s annual award to its employees, there were 6,326,471 options outstanding with a weighted average exercise price of $25.18 per share and a weighted average remaining contractual life of 4.6 years.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	35%	38%	56%
Risk-free interest rate at the date of grant	2.8%	4.4%	4.8%
Expected life (in years)	4.0	4.3	4.9
     Expected volatilities are based on a combination of historical volatility of the Company’s stock and implied volatility of the Company’s publicly traded stock options. Due to the limited trading volume of the Company’s publicly traded options, the Company places a greater emphasis on historical volatility. The Company also uses historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a term approximating the expected term. Using these assumptions, the weighted average fair values of the stock options granted during the years ended December 31, 2008, 2007 and 2006 are $7.96, $11.16 and $11.26, respectively.
     Options with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended December 31, 2008 and 2007, the Company issued 203,275 and 580,433 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 based on market value at the exercise dates was $1.6 million, $5.8 million, and $14.1 million, respectively. As of December 31, 2008, unrecognized compensation cost related to unvested stock option awards totaled $9.3 million and is expected to be recognized over a weighted average period of 1.3 years.
     Restricted Stock Awards
     A summary of changes in unvested shares of restricted stock for the year ended December 31, 2008 and 2007 are as follows:

	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2008	254,091	$29.51
Granted	213,433	25.40
Vested	(89,362)	(27.86)
Forfeited and expired	(25,077)	(27.73)

Outstanding at December 31, 2008	353,085	$27.57

     The Company issued 213,433 shares and 279,733 shares of restricted stock during 2008 and 2007, respectively. There were no shares of restricted stock issued during 2006. The total fair value of restricted stock awards vested during the years ended December 31, 2008, 2007, and 2006 based on market value at the vesting dates were $2.1 million, $0.7 million and $0.1 million, respectively. As of December 31, 2008, unrecognized compensation cost related to unvested restricted stock awards totaled $7.0 million and is expected to be recognized over a weighted average period of 1.5 years. As of February 19, 2009, after the Company’s annual award to its employees, there were 439,965 shares of restricted stock outstanding.
3. Income Taxes
     The Company is subject to future federal and state income taxes and has recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2008 and 2007. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006

	December 31,
	2008	2007
Deferred tax assets:
Accounts receivable	$2,063	$2,910
Accrued liabilities	3,008	2,800
Stock compensation expense	5,257	3,091
Capitalized costs	9,639	7,691
Accrued sales taxes	1,089	735
Deferred rent	3,319	2,845
Net operating losses	3,397	3,877
Valuation allowance	(6,191)	(4,331)
Other	243	48

	$21,824	$19,666
Deferred tax liabilities:
Intangible assets	2,524	2,369
Depreciation	1,541	849
Other	160

	4,225	3,218

Net deferred tax assets	$17,599	$16,448

     The components of income from domestic and foreign operations before income tax expense for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Domestic	$23,942	$43,770	$33,417
Foreign	7,566	3,896	976

Total	$31,508	$47,666	$34,393

     The components of the income tax provision for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Current:
Federal	$7,240	$16,034	$13,354
State	520	1,965	1,432
Foreign	2,565	961	1,051

	10,325	18,960	15,837
Deferred:
Federal	(2,059)	(1,652)	(164)
State	113	(214)	(165)
Foreign	331	(179)	(446)

	(1,615)	(2,045)	(775)

Total	$8,710	$16,915	$15,062

     The income tax benefits related to the exercise of stock options were allocated to additional paid-in capital. Such amounts were approximately $202 thousand, $1.8 million, and $4.6 million, for the years ended December 31, 2008, 2007 and 2006, respectively.
     As a result of losses in foreign locations, the Company has net operating loss carry-forwards (“NOLs”) of approximately $11.9 million available to offset future income. Approximately $3.8 million of the NOLs expire in 2010 to 2015, and the remainder does not expire. The Company has established a valuation allowance for these NOLs because the ability to utilize them is uncertain.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006
     The Company currently has a tax holiday in India through March 2010. As a result of this holiday, the Company had income of approximately $3.8 million, $3.4 million, and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, that was not subject to tax. Separately, the Company is subject to India’s Minimum Alternative Tax (MAT) and accordingly, incurred income tax expense of $283 thousand in 2008. The impact on diluted earnings per share if the income had been taxable would have been decreases of $0.03, $0.05, and $0.05 per share in 2008, 2007 and 2006, respectively.
     Deferred taxes are not provided for temporary differences of approximately $17.7 million, $20.0 million, and $18.7 million as of December 31, 2008, 2007 and 2006, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is impractical to calculate the tax impact until that occurs.
     The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income tax, net of federal benefit	0.2	2.5	3.4
Incentive stock options	0.1	—	2.8
Foreign operations	(3.6)	(2.2)	(0.6)
Tax exempt income	(1.2)	(2.1)	(2.7)
Tax contingencies	(12.5)	1.6	0.5
Other permanent differences	1.3	(2.0)	1.9
Foreign distributions	2.0	3.1	—
Change in valuation allowance	6.3	(0.4)	3.5

Income taxes	27.6%	35.5%	43.8%

     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The following table is a summary of the changes in the Company’s unrecognized tax benefits at the beginning and end of the period (in thousands):

	2008	2007
Unrecognized tax benefits at January 1,	$(5,195)	$(5,038)

Gross amount of increases and decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	—	(78)
Gross amount of increases and decreases in unrecognized tax benefits as a result of tax positions taken during the current period	(327)	(478)
Amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	55	399
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	2,217	—

Unrecognized tax benefits at December 31,	$(3,250)	$(5,195)

     The Company’s unrecognized tax benefits totaled $3.3 million, of which substantially all, if recognized, would affect the effective tax rate.
     The Company recognizes potential accrued interest and penalties to unrecognized tax benefits within its global operations in income tax expense. The Company recognized approximately $1.4 million for the potential payment of interest and penalties at December 31, 2008, and included a benefit of $200 thousand in the 2008 income tax expense.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006
     The Company conducts business globally and, as a result, files income tax returns in the United State Federal jurisdiction and in many state and foreign jurisdictions. The Company is generally no longer subject to U.S. Federal, state and local, or non-US income tax examinations for the years before 2005. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2009, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $2.2 million related primarily to subsidiary operations and jurisdictional taxable income amounts.
     In the third quarter of 2008, the Internal Revenue Service (IRS) completed an examination of the Company’s U.S. Federal income tax return for 2005. The examination resulted in no additional tax assessments and a $130 thousand refund of tax. No other significant audits are ongoing.
4. Shareholders’ Equity
     During 2008, 2007, and 2006, the Company purchased 1,705,614, 3,562,619 and 773,301 shares of the Company’s common stock for approximately $35.0 million, $99.9 million and $16.0 million, respectively, through open market transactions as part of a publicly-announced buy-back program.
5. Commitments and Contingencies
     Leases
     Rents charged to expense were approximately $7.2 million, $6.7 million, and $7.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. During the first quarter of 2007, the Company extended its Atlanta Headquarters’ lease, which was set to expire in March 2008, to September 30, 2018. The landlord funded leasehold improvements of $7.9 million in conjunction with the new lease which was recorded as an increase in leasehold improvements and deferred rent. Additionally, the Company had a rent holiday from April to September 2008. The entire cash rent obligation is being amortized to expense on a straight line basis over the lease term. The Company assumed a facility lease through the Evant acquisition with rates in excess of market value. The Company recorded the fair value of this unfavorable lease obligation in deferred rent and is amortizing the amount over the remaining lease term. In December 2008, the Company entered into an agreement to sublease its office space in Massachusetts. Under the agreement, the Company will be receiving sublease payments of approximately $365 thousand and $346 thousand in 2009 and 2010, respectively.
     Aggregate future minimum lease payments under the noncancellable operating leases as of December 31, 2008 are as follows (in thousands):

Year Ended December 31,	Operating Leases
2009	$7,859
2010	5,395
2011	5,176
2012	4,788
Thereafter	29,343

Total	$52,561

     There are no future minimum lease payments under capital leases as of December 31, 2008.
     Employment Agreements
     The Company has entered into employment contracts with certain executives and other key employees. The agreements provide for total severance payments of up to approximately $2.7 million for termination of employment for any reason other than cause. Payments will be made in equal monthly installments over a period of not more than 18 months. No amounts have been accrued because the payments are not probable and cannot be reasonably estimated.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006
     Legal and Other Matters
     During the fourth quarter of 2006, we recorded settlement costs of $2.9 million related to a legal dispute over the implementation of our software in addition to another legal matter with a domestic customer regarding implementation of our warehouse management systems.
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
7. Restructuring and acquisition-related charges
     During the quarter ended December 31, 2008, the Company committed to and initiated plans to reduce our workforce by approximately 170 positions due to intermediate term market demand and to realign our capacity with demand forecasts. As a result of this initiative, the Company recorded a restructuring charge of approximately $4.7 million pretax ($3.0 million after-tax or $0.13 per fully diluted share) in the fourth quarter of 2008. The restructuring charge primarily consists of employee severance and outplacement services. The restructuring charge is classified in “Restructuring and acquisition-related charges” in the Company’s Consolidated Statements of Income.
     The following table summarizes the segment activity in the restructuring accrual for the year ended December 31, 2008:

	Americas	EMEA	APAC	Consolidated
		(in thousands)
Restructuring charge	$4,369	$204	$94	$4,667
Cash payments	(2,645)	(204)	(31)	(2,880)

Restructuring accrual balance at December 31, 2008	$1,724	$—	$63	$1,787

     The balance at December 31, 2008 is included in “Accrued compensation and benefits” in the Company’s Consolidated Balance Sheets. The remaining balance is expected to be paid during 2009.
     During 2006, the Company recorded $1.5 million of charges which represents the remaining expense of $2.8 million paid for employee retention bonuses incurred in connection with the acquisition of Evant, Inc. in September of 2005.
8. Reporting Segments
     The Company manages the business by geographic segment. The Company has identified three geographic reporting segments: the Americas, EMEA and APAC segment. All segments derive revenue from the sale and implementation of the

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006
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
     The Americas segment charges royalty fees to the other segments based on software licenses sold by those reporting segments. The royalties, which totaled $3.5 million, $2.8 million and $2.2 million in 2008, 2007 and 2006, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems and management and support team. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the America’s costs are all research and development costs including the costs associated with the Company’s India operations.
     The operating expenses for the Americas segment include $3.3 million, $4.7 million, and $4.9 million of amortization expense on intangible assets in 2008, 2007 and 2006, respectively.
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has included a summary of the financial information by reporting segment. The following table presents the revenues, expenses and operating income (loss) by reporting segment for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31, 2008
	Americas	EMEA	APAC	Total
Revenue:
Software license	$51,392	$8,885	$5,036	$65,313
Services	192,483	32,163	11,321	235,967
Hardware and other	33,371	1,750	800	35,921

Total revenue	277,246	42,798	17,157	337,201

Costs and Expenses:
Cost of revenue	118,003	23,163	10,772	151,938
Operating expenses	118,908	12,200	5,621	136,729
Depreciation and amortization	11,912	591	196	12,699
Asset impairment charges	5,205	—	—	5,205
Restructuring charge	4,369	204	94	4,667

Total costs and expenses	258,397	36,158	16,683	311,238

Operating income	$18,849	$6,640	$474	$25,963

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006

	Year Ended December 31, 2007
	Americas	EMEA	APAC	Total
Revenue:
Software license	$61,708	$9,311	$2,012	$73,031
Services	187,019	25,617	13,517	226,153
Hardware and other	35,595	1,921	701	38,217

Total revenue	284,322	36,849	16,230	337,401

Costs and Expenses:
Cost of revenue	115,227	21,057	11,076	147,360
Operating expenses	116,381	12,423	4,562	133,366
Depreciation and amortization	12,414	947	256	13,617

Total costs and expenses	244,022	34,427	15,894	294,343

Operating income	$40,300	$2,422	$336	$43,058

	Year ended December 31, 2006
	Americas	EMEA	APAC	Total
Revenue:
Software license	$57,579	$5,285	$3,679	$66,543
Services	158,603	20,793	15,125	194,521
Hardware and other	26,138	1,273	393	27,804

Total revenue	242,320	27,351	19,197	288,868

Costs and Expenses:
Cost of revenue	93,716	16,679	13,343	123,738
Operating expenses	101,485	10,249	4,765	116,499
Depreciation and amortization	11,789	1,194	264	13,247
Settlement charges	810	2,046	—	2,856
Acquisition-related charges	1,503	—	—	1,503
Asset impairment charge	270	—	—	270

Total costs and expenses	209,573	30,168	18,372	258,113

Operating income (loss)	$32,747	$(2,817)	$825	$30,755

The following table presents the goodwill, long-lived assets and total assets by reporting segment for the years ended December 31, 2008 and 2007 (in thousands):

	As of December 31, 2008
	Americas	EMEA	APAC	Total
Goodwill, net	$54,766	$5,547	$1,963	$62,276
Long lived assets	83,698	6,592	2,751	93,041
Total assets	254,653	9,544	6,024	270,221

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006

	As of December 31, 2007
	Americas	EMEA	APAC	Total
Goodwill, net	$54,767	$5,555	$1,963	$62,285
Long lived assets	91,663	6,969	2,628	101,260
Total assets	262,546	8,429	685	271,660

	As of December 31, 2006
	Americas	EMEA	APAC	Total
Goodwill, net	$62,868	$5,530	$1,963	$70,361
Long lived assets	94,972	7,596	2,703	105,271
Total assets	296,918	11,737	6,238	314,893
     Our services revenue consists of fees generated from professional services and customer support and software enhancements related to our software products as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Professional services	$159,005	$159,130	$136,387
Customer support and software enhancements	76,962	67,023	58,134

Total services revenue	$235,967	$226,153	$194,521

     License revenues related to our warehouse and non-warehouse product groups are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Warehouse	$35,709	$38,313	$37,655
Non-Warehouse	29,604	34,718	28,888

Total license revenue	$65,313	$73,031	$66,543

9. Employee Benefit Plan
     The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $15,500, as defined, to the 401(k) Plan. On January 1, 2008, the Internal Revenue Service raised the eligible compensation limit to $230,000. The Company provides for a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the years ended December 31, 2008, 2007 and 2006, the Company made matching contributions to the 401(k) Plan of $2.3 million, $2.2 million, and $1.7 million, respectively.
10. Related Party Transactions
     During the years ended December 31, 2007 and 2006 the Company purchased software and services for approximately $0.1 million each year from a company whose former President and Chief Executive Officer is a member of Manhattan’s Board of Directors. There was no purchase from this customer during 2008. As of December 31, 2008, there was no accounts payable outstanding.
     During the years ended December 31, 2007 and 2006, the Company purchased hardware of approximately $23 thousand and $70 thousand, respectively, from Alien Technology, a party in which the Company made a $2 million investment during 2003. See Note 1 for further details on the investment. There was no purchase from this vendor during 2008. As of December 31, 2008, there was no accounts payable outstanding.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008, 2007 and 2006
11. Quarterly Results of Operations (Unaudited)
     Following is the quarterly results of operations of the Company for the year ended December 31, 2008 and 2007. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements.

	Quarter Ended
	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(In thousands, except per share data)
Statement of Income Data:
Revenue:
Software license	$13,753	$23,398	$17,303	$18,577	$18,312	$19,365	$13,802	$13,834
Services	54,800	55,863	58,437	57,053	59,837	62,289	60,023	53,818
Hardware and other	9,637	10,368	8,849	9,363	10,175	8,836	8,911	7,999

Total revenue	78,190	89,629	84,589	84,993	88,324	90,490	82,736	75,651
Costs and expenses:
Cost of license	1,143	1,303	1,599	1,289	1,144	1,641	1,528	1,648
Cost of services	25,999	27,284	28,348	28,127	31,280	29,856	29,376	26,195
Cost of hardware and other	8,361	8,864	7,286	7,757	8,266	7,317	7,036	6,651
Research and development	11,151	12,278	11,887	11,278	12,654	11,711	12,546	11,496
Sales and marketing	12,607	14,491	13,079	13,229	13,572	14,676	11,579	11,350
General and administrative	8,146	8,383	8,397	8,440	9,071	8,867	9,099	10,108
Depreciation and amortization	3,501	3,354	3,406	3,356	3,248	3,158	3,125	3,168
Asset impairment charges	—	—	—	—	—	—	5,205	—
Restructuring and acquisition-related charges	—	—	—	—	—	—	—	4,667

Total costs and expenses	70,908	75,957	74,002	73,476	79,235	77,226	79,494	75,283

Operating income	7,282	13,672	10,587	11,517	9,089	13,264	3,242	368
Other income, net	1,092	298	1,619	1,599	2,301	650	927	1,667

Income before income taxes	8,374	13,970	12,206	13,116	11,390	13,914	4,169	2,035
Income tax provision	2,973	4,959	4,321	4,662	3,958	4,835	(140)	57

Net income	$5,401	$9,011	$7,885	$8,454	$7,432	$9,079	$4,309	$1,978

Basic earnings per share	$0.20	$0.34	$0.31	$0.34	$0.30	$0.37	$0.18	$0.08
Diluted earnings per share	$0.19	$0.32	$0.29	$0.33	$0.30	$0.37	$0.18	$0.08
Shares used in computing basic earnings per share	27,361	26,555	25,739	25,066	24,433	24,259	24,069	23,500

Shares used in computing diluted earnings per share	28,528	27,761	26,879	25,983	24,889	24,826	24,568	23,549

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
Management’s Report on Internal Control over Financial Reporting
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and the attestation report of Ernst & Young LLP on the effectiveness of the Company’s internal control over financial reporting are contained on pages 42 through 44 of this report.
Change in Internal Control over Financial Reporting
     During the fourth quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2009 under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Board Committees.”
Item 11. Executive Compensation
     The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2009 under the captions

“Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2009 under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2009 under the captions “Related Party Transactions” and “Election of Directors.”
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2009 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.
		The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

	2.	Financial Statement Schedule.
		The following financial statement schedule is filed as a part of this report:

SCHEDULE II
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	Beginning of	Charged to	Net	End of
Classification:	Period	Operations	Deductions	Period
Allowance for Doubtful Accounts
For the year ended:
December 31, 2006	$4,892,000	$5,390,000	$5,381,000	$4,901,000
December 31, 2007	$4,901,000	$5,695,000	$3,978,000	$6,618,000
December 31, 2008	$6,618,000	$4,907,000	$5,959,000	$5,566,000

Deferred Tax Asset Valuation Allowance
For the year ended:
December 31, 2006	$3,470,000	$1,207,000	$—	$4,677,000
December 31, 2007	$4,677,000	$—	$346,000	$4,331,000
December 31, 2008	$4,331,000	$1,860,000	$—	$6,191,000

Restructuring Charge
For the year ended:
December 31, 2008	$—	$4,667,000	$2,880,000	$1,787,000
          All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.
3.	Exhibits.

See the response to Item 15(b) below.
     Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, by and among the Registrant, Madison Acquisition Corp., Evant, Inc. and Ted Schlein, as Shareholder Representative, dated August 10, 2005 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

2.2	Voting Agreement, by and between the Registrant and the shareholders of Evant, Inc., dated August 10, 2005 (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

2.3	Amendment Number 1 to Agreement and Plan of Merger, by and among Evant, Inc., the Registrant, Madison Acquisition Corp. and Ted Schlein, as Shareholder Representative, dated as of August 15, 2005 (Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

Exhibit
Number	Description

3.2	Amended Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-23999), filed on October 23, 2007).

4.1	Provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

4.2	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.1	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant dated September 24, 1997 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.2	First Amendment to Lease between Wildwood Associates, a Georgia general partnership, and the Registrant dated October 31, 1997 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.3	Second Amendment to Lease Agreement between Wildwood Associates, a Georgia general partnership, and the Registrant, dated February 27, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.4	Third Amendment to Lease Agreement between Wildwood Associates and the Registrant, dated October 24, 2000 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.5	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant, dated June 25, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2001 (File No. 000-23999), filed August 14, 2001).

10.6	First Amendment to Lease Agreement between Wildwood Associates, and the Registrant, dated June 10, 2002 (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

10.7	Second Amendment to Lease Agreement between 2300 Windy Ridge Parkway Investors LLC, and the Registrant, dated February 27, 2007 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

10.8	Lease Agreement by and between Tektronix UK Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated October 21, 1999 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.9	Lease (Burlington Business Center) by and between Gateway Rosewood, Inc. and Manhattan Associates, Inc., dated August 23, 2004 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.10	Agreement to Build and Lease between Orchid Apartments Private Limited and Manhattan Associates India Development Centre Private Limited, executed on November 19, 2004 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

Exhibit
Number	Description

10.11	Lease Agreement between IGE Energy Services (UK) Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated February 1, 2005 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.12	Sub-Sublease Agreement between Scientific Research Corporation, a Georgia corporation, and the Registrant, dated July 2, 1998 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.13	Sub-Sublease Agreement between The Profit Recovery Group International 1, Inc., a Georgia corporation, and the Registrant, dated August 19, 1998 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.14	Standard Sublease Agreement between Life Office Management Association, Inc. and the Registrant, dated October 20, 2000 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.15	Standard Sublease Agreement between Chevron USA Inc. and the Registrant, dated November 20, 2000 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.16	Form of Indemnification Agreement with certain directors and officers of the Registrant (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.17	Form of Tax Indemnification Agreement for direct and indirect shareholders of Manhattan Associates Software, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.18	Summary Plan Description of the Registrant’s Money Purchase Plan & Trust, effective January 1, 1997 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.19	Summary Plan Description of the Registrant’s 401(k) Plan and Trust, effective January 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.20	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.21	First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.22	Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.23	Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

Exhibit
Number	Description

10.24	Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.25	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-68968), filed on September 5, 2001).

10.26	Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Proxy Statement for its Annual Meeting held May 17, 2002 (File No. 000-23999), filed on April 24, 2002).

10.27	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.28	Form of Composite Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2006 (File No. 000-23999), filed on May 4, 2006).

10.29	Manhattan Associates, LLC Option Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.30(a)	Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

(b)	Modification dated July 19, 2007 by and between the Company and Peter F. Sinisgalli to the Executive Employment Agreement dated February 25, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on July 24, 2007).

10.31	Separation and Non-Competition Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.32	Executive Employment Agreement by and between the Registrant and Jeffrey Mitchell, effective as of September 3, 1999 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.33	Executive Non-Competition and Severance Agreement by and between the Registrant and Jeffrey S. Mitchell, dated June 22, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.34	Executive Employment Agreement by and between the Registrant and Jeffry Baum, effective as of October 30, 2000 (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.35	Executive Employment Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

10.36	Severance and Non-Competition Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

Exhibit
Number	Description

10.37	Executive Employment Agreement by and between the Registrant and Pervinder Johar, effective as of March 30, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.38	Severance and Non-Competition Agreement by and between the Registrant and Pervinder Johar, effective as March 30, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.39	Separation Agreement and Release by and between the Registrant and Pervinder Johar, dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 7, 2009).

10.40	Form of Modification Agreement for Terms and Conditions for Stock Options. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.41	Severance and Non-Competition Agreement by and between the Registrant and David Dabbiere, effective as of September 29, 2008. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.42	Form of License Agreement, Software Maintenance Agreement and Consulting Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.43	Form of Software License, Services and Maintenance Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.44	2007 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2007 Annual Meeting of Shareholders (File No. 000-23999) filed on April 18, 2007).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.
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

Date: February 24, 2009
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr. John J. Huntz, Jr.	Chairman of the Board	February 24, 2009

/s/ Peter F. Sinisgalli Peter F. Sinisgalli	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2009

/s/ Dennis B. Story Dennis B. Story	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2009

/s/ Brian J. Cassidy Brian J. Cassidy	Director	February 24, 2009

/s/ Paul R. Goodwin Paul R. Goodwin	Director	February 24, 2009

/s/ Thomas E. Noonan Thomas E. Noonan	Director	February 24, 2009

/s/ Deepak Raghavan Deepak Raghavan	Director	February 24, 2009

/s/ Pete Kight Pete Kight	Director	February 24, 2009

/s/ Dan J. Lautenbach Dan J. Lautenbach	Director	February 24, 2009

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, by and among the Registrant, Madison Acquisition Corp., Evant, Inc. and Ted Schlein, as Shareholder Representative, dated August 10, 2005 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

2.2	Voting Agreement, by and between the Registrant and the shareholders of Evant, Inc., dated August 10, 2005 (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

2.3	Amendment Number 1 to Agreement and Plan of Merger, by and among Evant, Inc., the Registrant, Madison Acquisition Corp. and Ted Schlein, as Shareholder Representative, dated as of August 15, 2005 (Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

3.2	Amended Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-23999), filed on October 23, 2007).

4.1	Provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

4.2	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.1	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant dated September 24, 1997 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.2	First Amendment to Lease between Wildwood Associates, a Georgia general partnership, and the Registrant dated October 31, 1997 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.3	Second Amendment to Lease Agreement between Wildwood Associates, a Georgia general partnership, and the Registrant, dated February 27, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.4	Third Amendment to Lease Agreement between Wildwood Associates and the Registrant, dated October 24, 2000 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.5	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant, dated June 25, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2001 (File No. 000-23999), filed August 14, 2001).

Exhibit
Number	Description

10.6	First Amendment to Lease Agreement between Wildwood Associates, and the Registrant, dated June 10, 2002 (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

10.7	Second Amendment to Lease Agreement between 2300 Windy Ridge Parkway Investors LLC, and the Registrant, dated February 27, 2007 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

10.8	Lease Agreement by and between Tektronix UK Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated October 21, 1999 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.9	Lease (Burlington Business Center) by and between Gateway Rosewood, Inc. and Manhattan Associates, Inc., dated August 23, 2004 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.10	Agreement to Build and Lease between Orchid Apartments Private Limited and Manhattan Associates India Development Centre Private Limited, executed on November 19, 2004 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.11	Lease Agreement between IGE Energy Services (UK) Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated February 1, 2005 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.12	Sub-Sublease Agreement between Scientific Research Corporation, a Georgia corporation, and the Registrant, dated July 2, 1998 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.13	Sub-Sublease Agreement between The Profit Recovery Group International 1, Inc., a Georgia corporation, and the Registrant, dated August 19, 1998 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.14	Standard Sublease Agreement between Life Office Management Association, Inc. and the Registrant, dated October 20, 2000 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.15	Standard Sublease Agreement between Chevron USA Inc. and the Registrant, dated November 20, 2000 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.16	Form of Indemnification Agreement with certain directors and officers of the Registrant (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.17	Form of Tax Indemnification Agreement for direct and indirect shareholders of Manhattan Associates Software, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

Exhibit
Number	Description

10.18	Summary Plan Description of the Registrant’s Money Purchase Plan & Trust, effective January 1, 1997 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.19	Summary Plan Description of the Registrant’s 401(k) Plan and Trust, effective January 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.20	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.21	First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.22	Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.23	Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.24	Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.25	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-68968), filed on September 5, 2001).

10.26	Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Proxy Statement for its Annual Meeting held May 17, 2002 (File No. 000-23999), filed on April 24, 2002).

10.27	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.28	Form of Composite Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2006 (File No. 000-23999), filed on May 4, 2006).

10.29	Manhattan Associates, LLC Option Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.30(a)	Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

(b)	Modification dated July 19, 2007 by and between the Company and Peter F. Sinisgalli to the Executive Employment Agreement dated February 25, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on July 24, 2007).

Exhibit
Number	Description

10.31	Separation and Non-Competition Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.32	Executive Employment Agreement by and between the Registrant and Jeffrey Mitchell, effective as of September 3, 1999 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.33	Executive Non-Competition and Severance Agreement by and between the Registrant and Jeffrey S. Mitchell, dated June 22, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.34	Executive Employment Agreement by and between the Registrant and Jeffry Baum, effective as of October 30, 2000 (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.35	Executive Employment Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

10.36	Severance and Non-Competition Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

10.37	Executive Employment Agreement by and between the Registrant and Pervinder Johar, effective as of March 30, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.38	Severance and Non-Competition Agreement by and between the Registrant and Pervinder Johar, effective as March 30, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).
10.39	Separation Agreement and Release by and between the Registrant and Pervinder Johar, dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 7, 2009).

10.40	Form of Modification Agreement for Terms and Conditions for Stock Options. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.41	Severance and Non-Competition Agreement by and between the Registrant and David Dabbiere, effective as of September 29, 2008. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.42	Form of License Agreement, Software Maintenance Agreement and Consulting Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.43	Form of Software License, Services and Maintenance Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

Exhibit
Number	Description

10.44	2007 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2007 Annual Meeting of Shareholders (File No. 000-23999) filed on April 18, 2007).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.