Form 10-Q
period 2009-03-31
MANHATTAN ASSOCIATES INC
filed 2009-05-01
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of April 28, 2009, the latest practicable date, is as follows: 23,039,399 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended March 31, 2009

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$86,268	$85,739
Accounts receivable, net of allowance of $4,915 and $5,566 in 2009 and 2008, respectively	46,192	63,896
Deferred income taxes	6,665	6,667
Prepaid expenses and other current assets	7,635	6,979

Total current assets	146,760	163,281

Property and equipment, net	20,021	21,721
Long-term investments	2,943	2,967
Acquisition-related intangible assets, net	5,697	6,438
Goodwill, net	62,264	62,276
Deferred income taxes	10,291	10,932
Other assets	2,442	2,606

Total assets	$250,418	$270,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,626	$8,480
Accrued compensation and benefits	10,828	17,429
Accrued and other liabilities	13,835	16,188
Deferred revenue	36,429	32,984
Income taxes payable	93	2,365

Total current liabilities	66,811	77,446

Other non-current liabilities	13,075	12,936

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2009 or 2008	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 23,064,608 and 23,581,109
shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	227	234
Additional paid-in capital	—	—
Retained earnings	174,294	182,882
Accumulated other comprehensive loss	(3,989)	(3,277)

Total shareholders’ equity	170,532	179,839

Total liabilities and shareholders’ equity	$250,418	$270,221

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Revenue:
Software license	$4,922	$18,312
Services	50,843	59,837
Hardware and other	5,060	10,175

Total Revenue	60,825	88,324

Costs and Expenses:
Cost of license	1,424	1,144
Cost of services	23,157	31,280
Cost of hardware and other	4,121	8,266
Research and development	10,227	12,654
Sales and marketing	10,079	13,572
General and administrative	7,962	9,071
Depreciation and amortization	3,165	3,248
Restructuring charge	63	—

Total costs and expenses	60,198	79,235

Operating income	627	9,089

Other (expense) income, net	(233)	2,301

Income before income taxes	394	11,390
Income tax provision	132	3,958

Net income	$262	$7,432

Basic earnings per share	$0.01	$0.30
Diluted earnings per share	$0.01	$0.30

Weighted average number of shares:
Basic	23,017	24,433
Diluted	23,058	24,889
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Operating activities:
Net income	$262	$7,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,165	3,248
Stock compensation	2,318	2,110
Loss on disposal of equipment	13	4
Tax benefit of stock awards exercised/vested	(901)	(31)
Excess tax benefits from stock based compensation	(2)	(7)
Deferred income taxes	637	—
Unrealized foreign currency loss (gain)	421	(1,402)
Changes in operating assets and liabilities:
Accounts receivable, net	17,381	(6,665)
Other assets	(626)	(1,306)
Accounts payable, accrued and other liabilities	(11,562)	(4,478)
Income taxes	(1,924)	3,364
Deferred revenue	3,523	3,844

Net cash provided by operating activities	12,705	6,113

Investing activities:
Purchase of property and equipment	(873)	(2,716)
Net maturities of investments	24	7,319

Net cash (used in) provided by investing activities	(849)	4,603

Financing activities:
Purchase of common stock	(10,484)	(12,351)
Excess tax benefits from stock based compensation	2	7
Proceeds from issuance of common stock from options exercised	210	550

Net cash used in financing activities	(10,272)	(11,794)

Foreign currency impact on cash	(1,055)	31

Net change in cash and cash equivalents	529	(1,047)
Cash and cash equivalents at beginning of period	85,739	44,675

Cash and cash equivalents at end of period	$86,268	$43,628

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(unaudited)
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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
March 31, 2009
(unaudited)
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
          In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $2.0 million and $3.0 million for the three months ended March 31, 2009 and 2008, respectively.
4. Investments
          Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) establishes a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:
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
          The Company’s long-term investments consist of corporate or U.S. government debt instruments with maturities between one year and five years. At March 31, 2009, our cash and investments balance totaled $39.6 million and $49.6 million, respectively, of which $86.3 million is liquid. The remaining investments totaling $2.9 million are invested in auction rate securities with original maturities greater than one year. Previously, auctions were held for these securities that reset their yield every 7 to 35 days. During 2008 and the first quarter of 2009 however, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2009
(unaudited)
these securities. Accordingly, the Company began classifying these securities as long-term investments in marketable securities in the consolidated balance sheet due to uncertainty surrounding the timing of a market recovery. In determining the fair values of auction rate securities, the Company considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. The Company uses quoted prices from active markets which are classified at level 1 as a highest level observable input in the disclosure hierarchy framework as defined by SFAS No. 157 for all other available-for-sale securities. The $2.9 million of auction rate securities held by the Company at March 31, 2009 were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments have high credit ratings, and the Company intends and has the ability to hold these securities until maturity or until redeemed. However, due to liquidity concerns rather than creditworthiness, the Company has recorded an unrealized loss of $0.1 million as of March 31, 2009 for the temporary decline in the fair value of these investments. The unrealized loss is included as a separate component of shareholders’ equity and in total comprehensive income. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
          The following table set forth the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2009 (in thousands):

	Fair Value Measurements at March 31, 2009 Using
		Significant Other
		Observable	Significant
	Quoted Prices	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$46,648	$—	$2,943	$49,591

Total investments	$46,648	$—	$2,943	$49,591

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
5. Stock-Based Compensation
          During the three months ended March 31, 2009 and 2008, the Company granted options to purchase 553,025 shares and 588,736 shares of common stock, respectively. The Company recorded stock option expense of $1.4 million and $1.3 million during the three months ended March 31, 2009 and 2008, respectively.
          A summary of changes in outstanding options for the quarter ended March 31, 2009 is as follows:

Number of Shares
Outstanding at December 31, 2008	6,010,909
Granted	553,025
Exercised	(24,425)
Forfeited and expired	(257,725)

Oustanding at March 31, 2009	6,281,784

          The Company also granted 182,571 and 187,707 shares of restricted stock during the three months ended March 31, 2009 and 2008, respectively. The Company recorded restricted stock expense of $0.9 million and $0.8 million during the three months ended March 31, 2009 and 2008, respectively.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2009
(unaudited)
          A summary of changes in unvested shares of restricted stock for the quarter ended March 31, 2009 is as follows:

Number of Shares
Outstanding at December 31, 2008	353,085
Granted	182,571
Vested	(85,611)
Forfeited and expired	(14,521)

Outstanding at March 31, 2009	435,524

6. Income Taxes
          The Company’s effective tax rate was 33.5% and 34.75% for the three months ended March 31, 2009 and 2008, respectively. The reduction in the effective tax rate is principally due to the mix of foreign profits to U.S. profits.
          The Company adopted the provisions of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)”, on January 1, 2007. For the three month period ended March 31, 2009 there were no material changes to unrecognized tax benefits. Further, there were no material changes to interest and penalties for the three month period. There has been no change to the Company’s policy that recognizes potential accrued interest and penalties to unrecognized tax benefits within its global operations in income tax expense.
          The Company conducts business globally and, as a result, files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to US Federal or significant state, local, or non-US jurisdiction income tax examinations for the years before 2005.
7. Comprehensive Income
          Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
          The following table sets forth the calculation of comprehensive income (in thousands):

	For Three Months Ended
	March 31,
	2009	2008
Net income	$262	$7,432
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(712)	(974)
Unrealized loss on investments	—	(31)

Other comprehensive loss	(712)	(1,005)

Comprehensive (loss) income	$(450)	$6,427

8. Net Income Per Share
          Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented. Diluted net income per share is computed using net income divided by the sum of Weighted Shares and common equivalent shares (“CESs”) outstanding for each period presented using the treasury stock method.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2009
(unaudited)
          The following is a reconciliation of the income and share amounts used in the computation of basic and diluted net income per common share:

	For Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Net income	$262	$7,432
Earnings per share:
Basic	$0.01	$0.30
Effect of CESs	—	—

Diluted	$0.01	$0.30

Weighted average number of shares:
Basic	23,017	24,433
Effect of CESs	41	456

Diluted	23,058	24,889
          Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 6,205,734 shares and 4,004,499 shares for the three months ended March 31, 2009 and 2008, respectively. The weighted average exercise price of all outstanding stock options at March 31, 2009 was $25.22 per share. Such shares were not included because they were anti-dilutive.
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
          The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.3 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2009
(unaudited)
Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.
          The following table presents the revenues, expenses and operating income by reporting segment for the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months ended March 31,
	2009				2008
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Revenue:
License	$3,826	$445	$651	$4,922	$13,427	$3,571	$1,314	$18,312
Services	42,173	6,402	2,268	50,843	49,151	8,032	2,654	59,837
Hardware and other	4,828	183	49	5,060	9,551	425	199	10,175

Total revenue	50,827	7,030	2,968	60,825	72,129	12,028	4,167	88,324

Costs and Expenses:
Cost of revenue	22,579	3,983	2,140	28,702	31,277	6,600	2,813	40,690
Operating expenses	24,948	2,166	1,154	28,268	30,767	3,202	1,328	35,297
Depreciation and amortization	2,981	143	41	3,165	3,020	171	57	3,248
Restructuring cost	59	—	4	63	—	—	—	—

Total costs and expenses	50,567	6,292	3,339	60,198	65,064	9,973	4,198	79,235

Operating income	$260	$738	$(371)	$627	$7,065	$2,055	$(31)	$9,089

          The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Professional services	$32,345	$41,718
Customer support and software enhancements	18,498	18,119

Total services revenue	$50,843	$59,837

          License revenues related to the Company’s warehouse and non-warehouse product groups for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Warehouse	$2,903	$9,163
Non-Warehouse	2,019	9,149

Total license revenue	$4,922	$18,312

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2009
(unaudited)
11. Restructuring charge
          During the quarter ended December 31, 2008, the Company committed to and initiated plans to reduce its workforce by approximately 170 positions due to intermediate term market demand and to realign its capacity with demand forecasts. As a result of this initiative, the Company recorded a restructuring charge of approximately $4.7 million pretax ($3.0 million after-tax or $0.13 per fully diluted share) in the fourth quarter of 2008. In the first quarter of 2009, the Company recorded additional employee severance expense of $0.1 million related to the fourth quarter action. The restructuring charge primarily consists of employee severance and outplacement services. The restructuring charge is classified in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Income.
          The following table summarizes the segment activity in the restructuring accrual for the three months ended March 31, 2009:

	Americas	EMEA	APAC	Consolidated
	(in thousands)
Restructuring accrual balance at December 31, 2008	$1,724	$—	$63	$1,787
Restructuring charge	59	—	4	63
Cash payments	(1,466)	—	(67)	(1,533)

Restructuring accrual balance at March 31, 2009	$317	$—	$—	$317

          The balance at March 31, 2009 is included in “Accrued compensation and benefits” in the Company’s Condensed Consolidated Balance Sheets. The remaining balance is expected to be paid during 2009.
12. Subsequent Events
          On April 16, 2009, the Company’s Board of Directors authorized the repurchase of an additional $20.0 million to a total of $25.0 million of the Company’s common stock under the Company’s stock repurchase program.
          On April 21, 2009, the Company committed to and initiated plans to reduce its workforce by about 100 positions along with other expense reduction initiatives to realign its capacity based on the revenue outlook for 2009. This action was based on continued deterioration of the global macro-economic environment in the first quarter as reflected by downward revisions by most economists of Global GDP growth rates, which resulted in lower than planned first quarter 2009 license revenue results and a revised revenue outlook for the remainder of 2009. In connection with this workforce reduction, the Company expects to record a pre-tax restructuring charge in the second quarter of 2009 of approximately $4.0 million. The Company estimates that all related payments will be completed by the end of 2009.
13. New Accounting Pronouncements
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
March 31, 2009
(unaudited)
business combinations once adopted but the extent of the impact is dependent upon the number, size, and complexity of acquisitions that the Company makes in the future.
          In September 2006, FASB issued SFAS No. 157, which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company partially adopted SFAS No. 157 on January 1, 2008 related to all financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company has adopted SFAS No. 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of SFAS No. 157 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position in the first quarter 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
          Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2009 and 2008, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.
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
          We manage our business based on three geographic regions: Americas (North America and Latin America), EMEA (Europe, Middle East and Africa), and APAC (Asia Pacific). Geographic revenue is based on the location of the sale. Our international revenue was approximately $13.7 million and $18.9 million for the quarters ended March 31, 2009 and 2008, respectively, which represents approximately 22% and 21% of our total revenue for the quarters ended March 31, 2009 and 2008, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2009, we employed 2,044 employees worldwide, of which 1,004 employees are based outside the United States. Of the 1,004 international employees, approximately 75%, or nearly 770 employees, are located in our India Development Center. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America.
Global Economic Trends and Industry Factors
          Global macro economic trends, technology spending and supply chain management market growth are important barometers for our business. Historically, about 75% of our total revenue is generated in the United States and 25% from our International operation. In addition, industry analysts estimate that approximately two-thirds of every supply chain software solutions dollar invested is spent in the United States; consequently, the health of the U.S. economy has a meaningful impact on our financial results.
          As we noted in our 2008 Form 10-K, the International Monetary Fund (“IMF”) published on January 28, 2009 its World Economic Outlook Update (“WEO Update”) stating that “world growth is projected to fall to 1/2 percent in 2009, its lowest rate since World War II. Despite wide-ranging policy actions, financial strains remain acute, pulling down the real economy. A sustained economic recovery will not be possible until the financial sector’s functionality is restored and credit markets are unclogged.” The IMF added “against this uncertain backdrop, output in the advanced economies is now expected to contract by 2 percent in 2009.” According to the WEO Update, the global economy grew 3.4% in 2008 compared to 5.2% in 2007. In 2008 the United States economy grew 1.1%, and is projected to contract by 1.6% in 2009. Western Europe’s economy also grew 1.0% in 2008, and is forecast to shrink by 2.0% in 2009. The United Kingdom separately grew 0.7% in 2008 and is forecast to decline by 2.8% in 2009.
          On April 22, 2009, the IMF provided a WEO Update revising its growth estimates downward based on an assessment that “financial market stabilization will take longer than originally envisaged.” The world economy is now projected to shrink 1.3% compared to a January forecasted growth of 0.5%. Overall, advanced economies are now forecast to shrink 3.8% in 2009 compared to a previously forecast contraction of 2%. The U.S. economy is now projected to contract 2.8% in 2009 versus a previous forecast contraction of 1.6%.
          In a rapidly contracting macro-economic environment with a recession that is regarded in some aspects as the most severe since World War II, the timing of closing software transactions has been significantly impacted as evidenced in our license revenue trends since the second-half of 2007, which in turn affects our revenue and earnings per share. In the first quarter of 2009, our license revenues declined 73% compared to the first quarter of 2008 as demand was well below our plans.
          For the first half of 2008, our consolidated license revenue increased 1% (compared to 15% growth in the first half of 2007), while in the second half of 2008, license revenue decreased 23% compared to the second half of 2007. Our Americas license revenue for the first half of 2008 versus the first half of 2007 decreased 11% and for the second half of 2008 declined 23% versus the second half of 2007 as the economy worsened. We began to see the deceleration of America’s license revenue in the latter half of 2007 as second half license revenue declined 3% compared to the prior comparable period in 2006, largely, management believes, due to the slowing of the U.S. economy driven by turbulence in the financial markets, the U.S. housing market collapse and rising commodity prices.
          With the current macro-economic environment, we believe companies will seek to protect their balance sheets and hoard cash, which in turn will drive lower information technology spending.
          We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Reductions in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our solutions. We believe that deterioration in the current business climate within the United States and geographic regions in which we operate, continued delays in capital spending, or the timing of deals closed could have a material adverse impact on our business and our ability to compete and is likely to further intensify competition in our already highly competitive markets.
Revenue
          License revenue: License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. In the first quarter of 2009, license revenue totaled $4.9 million, or 8% of total revenue, with gross margins of 71.1%. Our typical license revenue percentage mix of new to existing customers is approximately 50/50. However, due to lower license revenue for quarters ended March 31, 2009, the mix was 20/80 of new to existing, respectively.
          License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles of which the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit and earnings per share. For example, $1.0 million of license revenue in 2009 equates to approximately 3.0 cents of diluted earnings per share impact.
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
          Services revenue: Our services business consists of professional services (consulting and training) and customer support services and software enhancements. In the first quarter of 2009, our services revenue totaled $50.8 million, or 84% of total revenue, with gross margins of 54.5%. Professional services accounted for approximately 65% of total services revenue and approximately 50% of total revenue in the first quarter of 2009. When comparing our operating margins to other technology companies, our operating margin profile can be lower due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin as services margins are lower than license revenue margins.

          At March 31, 2009, our consulting services business totaled 988 employees, nearly 50% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.
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
          For customer support services and software enhancements (CSSE), we offer a comprehensive program that provides our customers with software upgrades, when and if available, that offer additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. We offer 24 hour customer support every day of the year plus software upgrades for an annual fee that is paid in advance.
          Our CSSE revenues totaled $18.5 million in the first quarter of 2009, representing approximately 35% of services revenue and approximately 30% of total revenue, respectively. The growth of CSSE revenues is influenced by: 1) new license revenue growth, 2) annual renewal of support contracts, 3) increase in customers through acquisitions, and 4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically 12 months. CSSE renewal revenue is not recognized unless payment is received from the customer.
          Hardware and other revenue: Our hardware and other revenues totaled $5.1 million in the first quarter of 2009 representing 8% of total revenue with gross margins of 18.6%. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.
Product Development
          We intend to continue to invest significantly in research and development (R&D), which historically has averaged about 14 cents of every revenue dollar, to provide market leading solutions that help global manufacturers, wholesalers, distributors, retailers and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the quarters ended March 31, 2009 and 2008 were $10.2 million and $12.7 million, respectively. At March 31, 2009, our R&D organization totaled 714 employees, located in the U.S. and India, representing about 35% of our total employees worldwide.
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
Cash Flow and Financial Condition
          For the quarters ended March 31, 2009 and 2008, we generated cash flow from operating activities of $12.7 million and $6.1 million, respectively. Our cash and investments at March 31, 2009 totaled $89.2 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding of R&D investment, operations to drive earnings growth and repurchases of common stock.
          At March 31, 2009, we had approximately $5.0 million in remaining in share repurchase authority. In April 2009, our Board of Directors increased our repurchase authority to a total of $25.0 million. In 2009, we anticipate that our priorities for the use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2009 for general corporate purposes.
Recent Developments
          On April 21, 2009, the Company committed to and initiated plans to reduce our workforce by about 100 positions along with other expense reduction initiatives to realign our capacity based on our revenue outlook for 2009. This action was based on continued deterioration of the global macro-economic environment in the first quarter as reflected by downward revisions by most economists of Global GDP growth rates, which resulted in lower than planned first quarter 2009 license revenue results and a revised revenue outlook for the remainder of 2009. In connection with this workforce reduction, the Company expects to record an estimated pre-tax restructuring charge in the second quarter of 2009 of approximately $4.0 million. The Company estimates that all related payments will be completed by the end of 2009.
Financial summary of First Quarter 2009 Condensed Consolidated Financial Results
•	Consolidated revenue decreased 31% to $60.8 million;
o	License revenue decreased 73% to $4.9 million;

o	Services revenue decreased 15% to $50.8 million;
•	Operating income was $0.6 million compared to $9.1 million in the first quarter of the prior year;

•	Diluted earnings per share was $0.01 per share compared to $0.30 per share in the first quarter of 2008;

•	Cash Flow from Operations was $12.7 million, increasing 108% compared to the same quarter of the prior year;

•	Cash and Investments on hand was $89.2 million and $88.7 million at March 31, 2009 and December 31, 2008, respectively;

•	The Company repurchased 678,500 common shares under its publicly-announced repurchase program during the first quarter of 2009 totaling $10.0 million at an average share price of $14.74.
Results of Operations
          The following table summarizes our consolidated results for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Revenue	$60,825	$88,324
Costs and expenses	60,198	79,235

Operating income	627	9,089
Other (expense) income, net	(233)	2,301

Income before taxes	394	11,390
Net income	$262	$7,432

Diluted net income per share	$0.01	$0.30

Diluted weighted average number of shares	23,058	24,889

          We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations. During the three months ended March 31, 2009 and 2008, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended March 31,
			% Change
	2009	2008	2009 to 2008
	(in thousands)
Revenue:
License
Americas	$3,826	$13,427	-72%
EMEA	445	3,571	-88%
APAC	651	1,314	-50%

Total license	$4,922	$18,312	-73%

Services
Americas	$42,173	$49,151	-14%
EMEA	6,402	8,032	-20%
APAC	2,268	2,654	-15%

Total services	$50,843	$59,837	-15%

Hardware and Other
Americas	$4,828	$9,551	-49%
EMEA	183	425	-57%
APAC	49	199	-75%

Total hardware and other	$5,060	$10,175	-50%

Total Revenue
Americas	$50,827	$72,129	-30%
EMEA	7,030	12,028	-42%
APAC	2,968	4,167	-29%

Total revenue	$60,825	$88,324	-31%

Operating income:
Americas	$260	$7,065	-96%
EMEA	738	2,055	-64%
APAC	(371)	(31)	-1097%

Total operating income	$627	$9,089	-93%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
          The results of our operations for the first quarter of 2009 and 2008 are discussed below.
Revenue

	Three Months Ended March 31,
			% Change	% of Total Revenue
	2009	2008	2009 to 2008	2009	2008
	(in thousands)
License	$4,922	$18,312	-73%	8%	21%
Services	50,843	59,837	-15%	84%	68%
Hardware and other	5,060	10,175	-50%	8%	11%

Total revenue	$60,825	$88,324	-31%	100%	100%

          Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services and customer support and software enhancements; and sales of complementary radio frequency and computer equipment.
          License revenue. License revenue decreased $13.4 million, or 73% in the quarter ended March 31, 2009 over the same period in the prior year primarily driven by the current macroeconomic environment which has decreased sales and lengthened sales cycles in the global market in 2009. Our Americas, EMEA and APAC license revenues decreased $9.6 million, $3.1 million and $0.7 million, respectively, compared to the same period in the prior year.
          License sales mix across our product suite remained well-balanced in the quarter with approximately 60% of sales in the Company’s historically preeminent warehouse management solutions, and 40% in non-warehouse management solutions. Our warehouse management solutions decreased $6.3 million, or 68%, in the first quarter of 2009 compared to the same quarter in the prior year, and non-warehouse management solutions decreased $7.1 million, or 78%, compared to the same quarter in the prior year.
          Services revenue. Services revenue decreased $9.0 million, or 15%, in the first quarter of 2009 compared to the same quarter in the prior year principally due to a $9.4 million, or 22%, decrease in revenue from professional services due to decreased license sales partially offset by a $0.4 million or 2%, increase in customer support and software enhancements. Services revenue for the Americas, EMEA and APAC segments decreased $7.0 million, $1.6 million and $0.4 million, respectively, in the first quarter of 2009 compared to the first quarter of 2008.
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
          Hardware and other. Hardware sales decreased by $4.0 million, or 57% to $3.1 million in the first quarter of 2009 compared to $7.1 million in the first quarter of 2008. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $2.0 million and $3.0 million for the quarters ended March 31, 2009 and 2008, respectively.
Cost of Revenue

	Three Months Ended March 31,
			% Change
	2009	2008	2009 to 2008
	(in thousands)
Cost of license	$1,424	$1,144	24%
Cost of services	23,157	31,280	-26%
Cost of hardware and other	4,121	8,266	-50%

Total cost of revenue	$28,702	$40,690	-29%

          Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $0.3 million, or 24%, in the first quarter of 2009 compared to the first quarter of 2008.
          Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $8.1 million decrease in cost of services in the quarter ended March 31, 2009 was principally due to (i) a $5.0 million decrease in employee-related costs such as salary, benefits and payroll taxes resulting from an 15% decrease in the number of personnel dedicated to the delivery of professional services due to the headcount reduction initiative in the fourth quarter of 2008, (ii) a $1.7 million decrease in bonus due to decline in total revenue, and (iii) a $1.1 million decrease in travel expenses due to fewer service projects.
          Services gross margin increased 6.8 percentage points to 54.5% in the first quarter of 2009 from 47.7% in the first quarter of 2008. The increase in margin is primarily attributable to the decrease in professional services costs in the current year quarter due to lower headcount.
          Cost of hardware and other. Cost of hardware decreased $3.3 million to approximately $2.1 million in the first quarter of 2009 from approximately $5.4 million in the first quarter of 2008. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $2.0 million and $2.9 million for the quarters ended March 31, 2009 and 2008, respectively.
Operating Expenses

	Three Months Ended March 31,
			% Change
	2009	2008	2009 to 2008
	(in thousands)
Research and development	$10,227	$12,654	-19%
Sales and marketing	10,079	13,572	-26%
General and administrative	7,962	9,071	-12%
Depreciation and amortization	3,165	3,248	-3%
Restructuring charge	63	—	100%

Operating expenses	$31,496	$38,545	-18%

          Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended March 31, 2009 decreased $2.4 million, or 19% compared to the same quarter of the prior year. This decrease was mainly attributable to the decrease of $1.3 million in employee-related costs such as salary, benefits and payroll taxes and a $0.6 million decrease in bonus expense caused by decline in total revenue and earnings per share.
          Our principal research and development activities have focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates integration with Enterprise Resource Planning (ERP) and other supply chain solutions. For the quarters ended March 31, 2009 and 2008, we did not capitalize any research and development costs.
          Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $3.5 million, or 26% in the first quarter of 2009 compared to the same quarter of the prior year. This decrease was mainly attributable to a (i) $1.7 million decrease in employee-related costs such as salary, benefits and payroll taxes resulting from lower headcount, (ii) a $1.5 million decrease in bonus and commission, and (iii) a $0.6 million decrease in travel expense as a result of fewer license deals.
          General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The $1.1 million, or 12% decrease in general and administrative expenses during the quarter ended March 31, 2009 was primarily attributable to (i) a decrease of $0.4 million of employee-related expenses such as salary benefits and payroll taxes, and (ii) a $0.4 million decrease in bonus expense caused by the decline in total revenue and earnings per share.

          Depreciation and amortization. Depreciation expense amounted to $2.4 million for both quarters ended March 31, 2009 and 2008. Amortization of intangibles associated with various acquisitions totaled $0.7 million and $0.9 million for the quarters ended March 31, 2009 and 2008, respectively.
          Restructuring charge. During the fourth quarter of 2008, we committed to and initiated plans to reduce our workforce by approximately 170 positions due to intermediate term market demand and to realign our capacity with demand forecasts. During the first quarter of 2009, we recorded additional employee severance expense of $0.1 million related to the restructuring action taken in previous quarter.
Operating Income
          Operating income for the first quarter of 2009 decreased by $8.5 million, or 93%. Operating margins decreased to 1.0% for the first quarter of 2009 from 10.3% for the first quarter of 2008. Operating income and margins declined primarily due to lower license revenues.
Other (Expense) Income and Taxes

	Three Months Ended March 31,
			% Change
	2009	2008	2009 to 2008
Other (expense) income, net	$(233)	$2,301	-110%
Income tax provision	132	3,958	-97%
          Other (expense) income, net. Other (expense) income, net principally includes interest income and foreign currency gains and losses. Other (expense) income, net decreased $2.5 million in the first quarter of 2009 compared to the first quarter of 2008 due to the fluctuation of the U.S. dollar relative to foreign currencies and the decrease in interest income. We recorded a net foreign currency loss of $0.4 million and a net foreign currency gain of $1.6 million during the three months ended March 31, 2009 and 2008, respectively. The foreign currency gains and losses principally resulted from gains or losses on intercompany balances with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, principally the Indian Rupee, the British Pound, and the Euro. Interest income decreased to $0.1 million for the first quarter of 2009 from $0.7 million for the first quarter of 2008 due to the lower average interest rate earned in the first quarter of 2009. The weighted-average interest rate earned on cash and investment securities during the three month periods ended March 31, 2009 and 2008 was less than 1% and approximately 1%, respectively.
          Income tax provision. Our effective income tax rate was 33.5% and 34.75% for the quarters ended March 31, 2009 and 2008, respectively. The reduction in the effective tax rate is principally due to the mix of foreign profits compared to U.S. profits.
Liquidity and Capital Resources
          As of March 31, 2009, we had approximately $89.2 million in cash, cash equivalents and investments, as compared to $88.7 million at December 31, 2008. Our main source of operating cash flows is cash collections from our customers which we use to fund our operations. Our primary use of cash is to support continuing operations and capital expenditure requirements and to repurchase our common stock in the open market.
          Our operating activities generated cash flow of approximately $12.7 million for the three months ended March 31, 2009 and $6.1 million for the three months ended March 31, 2008. Cash flow from operations increased due to strong accounts receivable collections. Days sales outstanding (“DSO”) were 68 days at March 31, 2009 and 78 days at December 31, 2008.
          Our investing activities used cash of approximately $0.9 million for the three months ended March 31, 2009 and provided cash of $4.6 million for the three months ended March 31, 2008. The use of cash for investing activities for the three months ended March 31, 2009 was for capital expenditures of approximately $0.9 million. The sources of cash provided by investing activities for the three months ended March 31, 2008 was net maturities of investments of approximately $7.3 million offset by capital expenditures of approximately $2.7 million.
          Our financing activities used cash of approximately $10.3 million and $11.8 million for the three months ended March 31, 2009 and 2008, respectively. The principal use of cash for financing activities for the three months ended March 31, 2009 was to purchase approximately $10.5 million of our common stock including $0.5 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $0.2 million. The principal use of cash for financing activities for the three months ended March 31, 2008 was to purchase approximately $12.4 million of our common stock, partially offset by proceeds generated from options exercised of $0.6 million.
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
          In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in hardware and other revenue. The total amount of expense reimbursements recorded as revenue for quarters ended March 31, 2009 and 2008 were $2.0 million and $3.0 million, respectively.
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
          Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At March 31, 2009, our goodwill balance was $62.3 million.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Business
          Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, Germany, France, Australia, Japan, China, Singapore and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recorded a foreign exchange rate loss of $0.4 million and a foreign exchange rate gain of $1.6 million for the three months ended March 31, 2009 and 2008, respectively. Foreign exchange rate transaction gains and losses are classified in “Other (expense) income, net” in our Condensed Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at March 31, 2009 relative to the U.S. dollar would result in approximately a $0.3 million change in the reported foreign currency loss for the three months ended March 31, 2009.
Interest Rates
          We invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from operations. At March 31, 2009, our cash and investments balance totaled $89.2 million, of which $86.3 million is 100% liquid. The remaining investments totaling $2.9 million are invested in auction rate securities.
          Our investments in marketable securities consist principally of debt instruments of state and local government agencies and U.S. corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 157. At March 31, 2009, we hold $6.5 million of investments in auction rate securities, which have original maturities greater than one year, but which have auctions to reset the yield every 7 to 35 days. The fair values of these auction rate securities considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions of our valuation could have a significant impact on the value of these securities, which may cause losses and affect our liquidity specifically for these securities potentially requiring us to record an impairment charge on these investments in the future. Certain auctions failed during 2008 and the underlying securities were not called by the issuer. During 2008, we recorded an other-than-temporary impairment charge of $3.5 million and temporary impairment charge of $0.1 million on one of these investments resulting in $2.9 million in total auction rate securities investments on the balance sheet at March 31, 2009. We reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. The remaining $2.9 million of auction rate securities held by us at March 31, 2009 were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments have high credit ratings, and we intend and have the ability to hold these securities until maturity or until called. We will continue to evaluate the fair value of our investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
          Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash and investment securities was less than 1% for the quarter ended March 31, 2009 as compared to 1% for the quarter ended March 31, 2008. The fair value of cash equivalents and investments held at March 31, 2009 was $49.6 million. Based on the average investments outstanding during the three months ended March 31, 2009, an increases or decreases of 25 basis points would result in increases or decreases to interest income of approximately $0.2 million from the reported interest income for the three months ended March 31, 2009.
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
          As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Change in Internal Control over Financial Reporting
          During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.
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
Item 1A. Risk Factors.

          In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          On April 16, 2009, it was announced that the Company’s Board of Directors increased the Company’s remaining repurchase authority to $25.0 million of the Company’s common stock under the Company’s repurchase program. The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended March 31, 2009. All repurchases related to the repurchase program were made on the open market.

				Maximum Number (or
				Approximate Dollar
				Value) of Shares
	Total	Average	Total Number of Shares	that May Yet Be
	Number of	Price	Purchased as Part of	Purchased
	Shares	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(a)	Share(b)	Plans or Programs	Programs
Jaunary 1 - January 31, 2009	28,511	$16.01	—	$14,999,274
February 1 - February 28, 2009	368,967	14.92	368,000	9,507,324
March 1 - March 31, 2009	311,498	14.51	310,500	5,000,755

Total	708,976	$14.79	678,500	$5,000,755

(a)	Includes 28,511 shares, 967 shares and 998 shares withheld for taxes due upon vesting of restricted stock during January, February and March, respectively.

(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock were $16.01, $15.34 and $14.81 in January, February and March, respectively.
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

MANHATTAN ASSOCIATES, INC.

Date: May 1, 2009	/s/ Peter F. Sinisgalli Peter F. Sinisgalli
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 1, 2009	/s/ Dennis B. Story Dennis B. Story
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002