Form 10-Q
period 2009-06-30
MANHATTAN ASSOCIATES INC
filed 2009-07-31
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of July 29, 2009, the latest practicable date, is as follows: 22,509,449 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended June 30, 2009

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$87,968	$85,739
Accounts receivable, net of allowance of $5,220 and $5,566 in 2009 and 2008, respectively	39,405	63,896
Deferred income taxes	6,734	6,667
Income tax receivable	843	—
Prepaid expenses and other current assets	4,800	6,979

Total current assets	139,750	163,281

Property and equipment, net	18,525	21,721
Long-term investments	2,801	2,967
Acquisition-related intangible assets, net	4,955	6,438
Goodwill, net	62,276	62,276
Deferred income taxes	10,526	10,932
Other assets	2,519	2,606

Total assets	$241,352	$270,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,394	$8,480
Accrued compensation and benefits	11,115	17,429
Accrued and other liabilities	15,334	16,188
Deferred revenue	32,626	32,984
Income taxes payable	—	2,365

Total current liabilities	65,469	77,446

Other non-current liabilities	12,935	12,936

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2009 or 2008	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 22,500,285 and 23,581,109
shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	225	234
Additional paid-in capital	—	—
Retained earnings	165,530	182,882
Accumulated other comprehensive loss	(2,807)	(3,277)

Total shareholders’ equity	162,948	179,839

Total liabilities and shareholders’ equity	$241,352	$270,221

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue:
Software license	$4,126	$19,365	$9,048	$37,677
Services	49,422	62,289	100,265	122,126
Hardware and other	4,861	8,836	9,921	19,011

Total revenue	58,409	90,490	119,234	178,814

Costs and Expenses:
Cost of license	1,035	1,641	2,459	2,785
Cost of services	21,319	29,856	44,476	61,136
Cost of hardware and other	4,177	7,317	8,298	15,583
Research and development	9,188	11,711	19,415	24,365
Sales and marketing	9,026	14,676	19,105	28,248
General and administrative	7,251	8,867	15,213	17,938
Depreciation and amortization	3,010	3,158	6,175	6,406
Restructuring charge	3,829	—	3,892	—

Total costs and expenses	58,835	77,226	119,033	156,461

Operating (loss) income	(426)	13,264	201	22,353

Other (expense) income, net	(404)	650	(637)	2,951

(Loss) income before income taxes	(830)	13,914	(436)	25,304
Income tax (benefit) provision	(274)	4,835	(142)	8,793

Net (loss) income	$(556)	$9,079	$(294)	$16,511

Basic (loss) earnings per share	$(0.02)	$0.37	$(0.01)	$0.68
Diluted (loss) earnings per share	$(0.02)	$0.37	$(0.01)	$0.66

Weighted average number of shares:
Basic	22,391	24,259	22,687	24,341
Diluted	22,391	24,826	22,687	24,833
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Six Months Ended
	June 30,
	2009	2008
	(unaudited)
Operating activities:
Net (loss) income	$(294)	$16,511
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,175	6,406
Stock compensation	4,018	4,337
Loss on disposal of equipment	12	32
Tax (deficiency) benefit of stock awards exercised/vested	(1,088)	119
Excess tax benefits from stock based compensation	(9)	(76)
Deferred income taxes	386	—
Unrealized foreign currency loss (gain)	723	(1,292)
Changes in operating assets and liabilities:
Accounts receivable, net	25,082	(3,840)
Other assets	2,342	1,126
Accounts payable, accrued and other liabilities	(9,872)	(193)
Income taxes	(2,944)	1,791
Deferred revenue	(986)	2,196

Net cash provided by operating activities	23,545	27,117

Investing activities:
Purchase of property and equipment	(1,360)	(5,560)
Net maturities of investments	80	21,533

Net cash (used in) provided by investing activities	(1,280)	15,973

Financing activities:
Purchase of common stock	(20,540)	(12,351)
Excess tax benefits from stock based compensation	9	76
Proceeds from issuance of common stock from options exercised	544	2,187

Net cash used in financing activities	(19,987)	(10,088)

Foreign currency impact on cash	(49)	(749)

Net change in cash and cash equivalents	2,229	32,253
Cash and cash equivalents at beginning of period	85,739	44,675

Cash and cash equivalents at end of period	$87,968	$76,928

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
 June 30, 2009
(unaudited)
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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
June 30, 2009
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
          In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $1.9 million and $3.8 million for the three and six months ended June 30, 2009, respectively and $3.4 million and $6.4 million for the three and six months ended June 30, 2008, respectively.
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
          The Company’s long-term investments consist of corporate or U.S. government debt instruments with maturities between one year and five years. At June 30, 2009, the Company’s cash balance was $30.8 million and the Company’s cash equivalent and investments balance totaled $60.0 million. $88.0 million of its total cash and investments is liquid. The remaining investments totaling $2.8 million are invested in auction rate securities with original maturities greater than one year. Previously, auctions were held for these securities that reset their yield

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(unaudited)
every 7 to 35 days. During 2008 and the first half of 2009 however, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold these securities. Accordingly, the Company began classifying these securities as long-term investments in marketable securities in the consolidated balance sheet due to uncertainty surrounding the timing of a market recovery. In determining the fair values of auction rate securities, the Company considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. The Company uses quoted prices from active markets which are classified at level 1 as a highest level observable input in the disclosure hierarchy framework as defined by SFAS No. 157 for all other available-for-sale securities. The $2.8 million of auction rate securities held by the Company at June 30, 2009 were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments have high credit ratings, and the Company intends and has the ability to hold these securities until maturity or until redeemed. However, due to liquidity concerns rather than creditworthiness, the Company has recorded an unrealized loss of $0.2 million as of June 30, 2009 for the temporary decline in the fair value of these investments. The unrealized loss is included as a separate component of shareholders’ equity and in total comprehensive income. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
          The following table set forth the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2009 (in thousands):

	Fair Value Measurements at June 30, 2009 Using
		Significant Other	Significant
	Quoted Prices	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$57,204	$—	$2,801	$60,005

Total investments	$57,204	$—	$2,801	$60,005

5. Stock-Based Compensation
          During the three months ended June 30, 2009 and 2008, the Company granted options to purchase 20,050 shares and 32,600 shares of common stock, respectively. The Company recorded stock option expense of $1.0 million and $1.4 million during the three months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, the Company granted options to purchase 573,075 shares and 621,336 shares of common stock, respectively. The Company recorded stock option expense of $2.4 million and $2.7 million during the six months ended June 30, 2009 and 2008, respectively.
          A summary of changes in outstanding options for the six months ended June 30, 2009 is as follows:

Number of Shares
Outstanding at December 31, 2008	6,010,909
Granted	573,075
Exercised	(63,025)
Forfeited and expired	(702,848)

Oustanding at June 30, 2009	5,818,111

          The Company also granted 6,681 and 10,864 shares of restricted stock during the three months ended June 30, 2009 and 2008, respectively. The Company recorded restricted stock expense of $0.7 million and $0.9 million during the three months ended June 30, 2009 and 2008, respectively. The Company granted 189,252 and 198,571 shares of restricted stock during the six months ended June 30, 2009 and 2008, respectively. The Company

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(unaudited)
recorded restricted stock expense of $1.6 million and $1.7 million during the six months ended June 30, 2009 and 2008, respectively.
          A summary of changes in unvested shares of restricted stock for the six month ended June 30, 2009 is as follows:

Number of Shares
Outstanding at December 31, 2008	353,085
Granted	189,252
Vested	(99,958)
Forfeited and expired	(43,780)

Outstanding at June 30, 2009	398,599

6. Income Taxes
          The Company’s effective tax rate was 32.5% and 34.75% for the six months ended June 30, 2009 and 2008, respectively. The reduction in the effective tax rate is principally due to the mix of foreign profits to U.S. profits and a tax benefit associated with a foreign exchange loss on the repatriation of cash from a foreign subsidiary.
          The Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. For the six month period ended June 30, 2009, there were no material changes to unrecognized tax benefits. Further, there were no material changes to interest and penalties for the six month period. There has been no change to the Company’s policy that recognizes potential accrued interest and penalties to unrecognized tax benefits within its global operations in income tax expense.
          The Company conducts business globally and, as a result, files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to US Federal or significant state, local or non-US jurisdiction income tax examinations for the years before 2005.
7. Comprehensive Income
          Comprehensive income includes net (loss) income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
          The following table sets forth the calculation of comprehensive income (in thousands):

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss) income	$(556)	$9,079	$(294)	$16,511

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	1,268	(820)	556	(1,794)
Unrealized gain (loss) on investments	(86)	(1)	(86)	(32)

Other comprehensive income (loss)	1,182	(821)	470	(1,826)

Comprehensive income	$626	$8,258	$176	$14,685

8. Net (Loss) Earnings Per Share
          Basic net (loss) earnings per share is computed using net (loss) income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented. Diluted net (loss)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(unaudited)
earnings per share is computed using net (loss) income divided by the sum of Weighted Shares and common equivalent shares (“CESs”) outstanding for each period presented using the treasury stock method.
          The following is a reconciliation of the net (loss) income and share amounts used in the computation of basic and diluted net (loss) earnings per common share:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net (loss) income	$(556)	$9,079	$(294)	$16,511
(Loss) earnings per share:
Basic	$(0.02)	$0.37	$(0.01)	$0.68
Effect of CESs	—	—	—	(0.02)

Diluted	$(0.02)	$0.37	$(0.01)	$0.66

Weighted average number of shares:
Basic	22,391	24,259	22,687	24,341
Effect of CESs	—	567	—	492

Diluted	22,391	24,826	22,687	24,833
          Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2008 were 3,515,818 and 3,816,752, respectively because they were anti-dilutive. However, all outstanding options and shares of unvested restricted stock were anti-dilutive for the three and six months ended June 30, 2009 because the Company recorded a net loss in these periods.
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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(unaudited)
          The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.4 million and $1.0 million for the three months ended June 30, 2009 and 2008, respectively, and $0.7 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.
          The following table presents the revenues, expenses and operating (loss) income by reporting segment for the three and six months ended June 30, 2009 and 2008 (in thousands):

	For the Three Months ended				For the Three Months ended
	June 30, 2009				June 30, 2008
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Revenue:
License	$2,352	$1,071	$703	$4,126	$15,252	$2,448	$1,665	$19,365
Services	40,386	6,553	2,483	49,422	50,166	9,120	3,003	62,289
Hardware and other	4,634	194	33	4,861	8,133	393	310	8,836

Total revenue	47,372	7,818	3,219	58,409	73,551	11,961	4,978	90,490

Costs and Expenses:
Cost of revenue	20,268	4,101	2,162	26,531	29,585	6,250	2,979	38,814
Operating expenses	21,961	2,278	1,226	25,465	30,380	3,340	1,534	35,254
Depreciation and amortization	2,590	295	125	3,010	2,943	156	59	3,158
Restructuring charge	2,960	20	849	3,829	—	—	—	—

Total costs and expenses	47,779	6,694	4,362	58,835	62,908	9,746	4,572	77,226

Operating (loss) income	$(407)	$1,124	$(1,143)	$(426)	$10,643	$2,215	$406	$13,264

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(unaudited)

	For the Six Months ended				For the Six Months ended
	June 30, 2009				June 30, 2008
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Revenue:
License	$6,178	$1,516	$1,354	$9,048	$28,679	$6,019	$2,979	$37,677
Services	82,559	12,955	4,751	100,265	99,317	17,152	5,657	122,126
Hardware and other	9,462	377	82	9,921	17,684	818	509	19,011

Total revenue	98,199	14,848	6,187	119,234	145,680	23,989	9,145	178,814

Costs and Expenses:
Cost of revenue	42,847	8,084	4,302	55,233	60,862	12,850	5,792	79,504
Operating expenses	46,909	4,444	2,380	53,733	61,147	6,542	2,862	70,551
Depreciation and amortization	5,571	438	166	6,175	5,963	327	116	6,406
Restructuring charge	3,019	20	853	3,892	—	—	—	—

Total costs and expenses	98,346	12,986	7,701	119,033	127,972	19,719	8,770	156,461

Operating (loss) income	$(147)	$1,862	$(1,514)	$201	$17,708	$4,270	$375	$22,353

          The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Professional services	$30,767	$42,866	$63,112	$84,584
Customer support and software enhancements	18,655	19,423	37,153	37,542

Total services revenue	$49,422	$62,289	$100,265	$122,126

          License revenues related to the Company’s warehouse and non-warehouse product groups for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Warehouse	$2,947	$10,515	$5,850	$19,678
Non-Warehouse	1,179	8,850	3,198	17,999

Total license revenue	$4,126	$19,365	$9,048	$37,677

11. Restructuring charge
          During the quarter ended June 30, 2009, the Company committed to and initiated plans to reduce its workforce by approximately 140 positions along with other expense reduction initiatives to realign its capacity based on the revenue outlook for 2009. This action was based on continued deterioration of the global macro-economic environment in the first quarter as reflected by downward revisions by most economists of Global GDP growth rates, which resulted in lower than planned first quarter 2009 license revenue results and a revised revenue

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(unaudited)
outlook for the remainder of 2009. As a result of this initiative, the Company recorded a pre-tax restructuring charge of $3.8 million ($2.6 million after-tax or $0.12 per fully diluted share) in the second quarter of 2009. The restructuring charge primarily consists of employee severance and outplacement services. In the first quarter of 2009, the Company recorded additional employee severance expense of $63,000 pre-tax, or $42,000 after-tax, related to the restructuring action taken in the fourth quarter of 2008. The restructuring charge is classified in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations. The Company estimates that the majority of related payments will be completed by the end of 2009.
          The following table summarizes the segment activity in the restructuring accrual for the three and six months ended June 30, 2009:

	Americas	EMEA	APAC	Consolidated
	(in thousands)
Restructuring accrual balance at December 31, 2008	$1,724	$—	$63	$1,787
Restructuring charge	3,019	20	853	3,892
Cash payments	(3,431)	(20)	(211)	(3,662)

Restructuring accrual balance at June 30, 2009	$1,312	$—	$705	$2,017

          The balance at June 30, 2009 is included in “Accrued compensation and benefits” and “Accrual and other liabilities” in the Company’s Condensed Consolidated Balance Sheets. The majority of the remaining balance is expected to be paid during 2009.
12. New Accounting Pronouncements
          In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification is not intended to change or alter existing GAAP for public companies, it will not have any impact on the Company’s consolidated financial statements.
          In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009 and has evaluated any subsequent events through the date of this filing. The adoption of SFAS 165 did not have an impact on its consolidated results of operations or consolidated financial position.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(unaudited)
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including expensing acquisition-related costs as incurred and expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects that SFAS No. 141(R) will have an impact on its accounting for future business combinations once adopted but the extent of the impact is dependent upon the number, size, and complexity of acquisitions that the Company makes in the future.
          In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company partially adopted SFAS No. 157 on January 1, 2008 related to all financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company has adopted SFAS No. 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of SFAS No. 157 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position in the first or second quarter 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
          Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.

References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.
Business Overview
          We are a leading developer and implementer of supply chain software solutions that help organizations optimize their supply chain operations from planning through execution. We call our portfolio of supply chain software solutions Manhattan SCOPETM(Supply Chain Optimization from Planning through Execution). Built on a common Supply Chain Process Platform, SCOPE combines Planning and Forecasting, Inventory Optimization, Order Lifecycle Management, Transportation Lifecycle Management and Distribution Management to enable full-range supply chain optimization. Our business model is singularly focused on the development and implementation of complex supply chain software solutions that are designed to optimize supply chain effectiveness and efficiency for our customers. We have three principal sources of revenue:
•	license revenue generated from the sales of our supply chain software;
•	professional services derived from implementing our solutions along with customer support services and software enhancements (services), and
•	hardware sales and other revenue.
          We manage our business based on three geographic regions: Americas (North America and Latin America), EMEA (Europe, Middle East and Africa), and APAC (Asia Pacific). Geographic revenue is based on the location of the sale. Our international revenue was approximately $15.3 million and $25.3 million for the quarters ended June 30, 2009 and 2008, respectively, which represents approximately 26% and 28% of our total revenue for the quarters ended June 30, 2009 and 2008, respectively. Our international revenue was approximately $28.9 million and $44.2 million for the first half of 2009 and 2008, respectively, which represents approximately 24% and 25% of our total revenue for the six months ended June 30, 2009 and 2008, respectively. International revenue includes all revenue derived from sales to customers outside the United States.
          At June 30, 2009, we employed 1,871 employees worldwide, of which 965 employees are based outside the United States. Of the 965 international employees, approximately 75%, or nearly 750 employees, are located in our India Development Center. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America.
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
          On July 8, 2009, the International Monetary Fund (“IMF”) provided a World Economic Outlook Update revising its growth estimates for 2009 and 2010 upward approximately 1/2 percentage point stating “the global economy is beginning to pull out of a recession unprecedented in the post-World War II era, but stabilization is uneven and recovery is expected to be sluggish. Financial conditions have improved more than expected, owing mainly to public intervention, and recent data suggest that the rate of decline in economic activity is moderating, although to varying degrees among regions. Despite these positive signs the global recession is not over, and the recovery is expected to be slow, as financial systems remain impaired, support from public policies will gradually diminish, and households in countries that suffered asset price busts will rebuild savings.” The world economy is now projected to shrink 1.4% in 2009 and grow 2.5% in 2010. Overall, advanced economies are now forecasted to shrink 3.8% in 2009. The U.S. economy is now projected to contract 2.6% in 2009 and grow 0.8% in 2010.
          In July 2009, leading Supply Chain Industry Analyst, AMR Research (“AMR”), published its Global Enterprise Application Market Sizing Report, 2008 — 2013 and for the Supply Chain Management Market in 2009,

AMR is forecasting negative growth of 6% and is expecting positive, albeit conservative growth in 2010. For software application markets in general, AMR is forecasting a 2% to 6% decline in 2009 based on budget lockdowns and general reluctance by corporations to spend.
          Given the current global economic recession, we believe companies are seeking to protect their balance sheets by reducing debt and hoarding cash, which in turn drives capital spending such as information technology spending. Consequently, our timing of closing software transactions has been significantly impacted as evidenced in our license revenue trends since the second half of 2008, which in turn affects our revenue and earnings per share. In the first half of 2009, our license revenues declined 76% compared to the first half of 2008 as demand was well below our plans.
          We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Reductions in capital budgets of our customers and prospective customers have had an adverse impact on our ability to sell our solutions largely as a result of the global economic recession. The deterioration in the current business climate within the United States and geographic regions in which we operate, continued delays in capital spending, and the timing of deals closed will continue to have a material adverse impact on our business and our ability to compete and is likely to further intensify competition in our already highly competitive markets.
Revenue
           License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. In the three and six months ended June 30, 2009, license revenue totaled $4.1 million, or 7% of total revenue, with gross margins of 74.9% and $9.0 million, or 8% of total revenue, with gross margins of 72.8%, respectively. Our typical license revenue percentage mix of new to existing customers is approximately 50/50. However, due to lower license revenue for the quarter ended June 30, 2009, the percentage mix was approximately 30/70 of new to existing customers, respectively.
          License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles of which the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit and earnings per share. For example, $1.0 million of license revenue in 2009 equates to approximately $0.03 of diluted earnings per share impact.
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
          Services revenue. Our services business consists of professional services (consulting and training) and customer support services and software enhancements. In the second quarter of 2009, our services revenue totaled $49.4 million, or 85% of total revenue, with gross margins of 56.9%. For the six months ended June 30, 2009, our services revenue totaled $100.3 million, or 84% of total revenue, with gross margins of 55.6%. Professional services accounted for approximately 60% of total services revenue and approximately 50% of total revenue in the second quarter and the first half of 2009. When comparing our operating margins to other technology companies, our operating margin profile can be lower due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin as services margins are lower than license revenue margins.

          At June 30, 2009, our consulting services business totaled approximately 900 employees, nearly 50% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.
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
          Typically, our consulting services lag license revenue by several quarters, as implementation services are performed after the purchase of the software. Services revenue growth is contingent upon: 1) license revenue growth, which is influenced by the strength of general economic and business conditions and the competitive position of our software products, 2) customer multiple site implementation timelines and upgrades , which is influenced by the strength of general economic and business conditions specifically impacting our customers, 3) competitive exposure to offshore providers and other consulting companies, 4) price pressure due to competition and general economic and business conditions, and 5) fluctuations in currency rates . All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins and loss of market share.
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
          Our CSSE revenues totaled $18.6 million and $37.2 million in the three and six months ended June 30, 2009, respectively. CSSE represents approximately 40% of services revenue and approximately 30% of total revenue in the second quarter and the first half of 2009. The growth of CSSE revenues is influenced by: 1) new license revenue growth, 2) annual renewal of support contracts, 3) increase in customers through acquisitions, and 4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically 12 months. CSSE renewal revenue is not recognized unless payment is received from the customer.
          Hardware and other revenue. Our hardware and other revenues totaled $4.9 million representing 8% of total revenue with gross margins of 14.1%, and $9.9 million representing 8% of total revenue with gross margin of 16.4%, in the three and six months ended June 30, 2009, respectively. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.
Product Development

           We intend to continue to invest significantly in research and development (R&D), which historically has averaged about $0.14 of every revenue dollar, to provide market leading solutions that help global manufacturers, wholesalers, distributors, retailers and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the three and six months ended June 30, 2009 were $9.2 million and $19.4 million, respectively, and for the three and six months ended June 30, 2008 were $11.7 million and $24.4 million, respectively. At June 30, 2009, our R&D organization totaled approximately 660 employees, located in the U.S. and India, representing about 35% of our total employees worldwide.
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
Cash Flow and Financial Condition
           For the six months ended June 30, 2009 and 2008, we generated cash flow from operating activities of $23.5 million and $27.1 million, respectively. Our cash and investments at June 30, 2009 totaled $90.8 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding of R&D investment, operations to drive earnings growth and repurchases of common stock.
          At June 30, 2009, we had approximately $15.0 million remaining in share repurchase authority. In 2009, we anticipate that our priorities for the use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2009 for general corporate purposes.
Results of Operations
          The following table summarizes our consolidated results for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Revenue	$58,409	$90,490	$119,234	$178,814
Operating costs and expenses	55,006	77,226	115,141	156,461
Restructuring charge	3,829	—	3,892	—

Operating (loss) income	(426)	13,264	201	22,353
Other (expense) income, net	(404)	650	(637)	2,951

(Loss) income before taxes	(830)	13,914	(436)	25,304
Net (loss) income	$(556)	$9,079	$(294)	$16,511

Diluted (loss) earnings per share	$(0.02)	$0.37	$(0.01)	$0.66

Diluted weighted average number of shares	22,391	24,826	22,687	24,833

          We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations. During the three and six months ended June 30, 2009 and 2008, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2009	2008	2009 to 2008	2009	2008	2009 to 2008
	(in thousands)			(in thousands)
Revenue:
License
Americas	$2,352	$15,252	-85%	$6,178	$28,679	-78%
EMEA	1,071	2,448	-56%	1,516	6,019	-75%
APAC	703	1,665	-58%	1,354	2,979	-55%

Total license	$4,126	$19,365	-79%	$9,048	$37,677	-76%

Services
Americas	$40,386	$50,166	-19%	$82,559	$99,317	-17%
EMEA	6,553	9,120	-28%	12,955	17,152	-24%
APAC	2,483	3,003	-17%	4,751	5,657	-16%

Total services	$49,422	$62,289	-21%	$100,265	$122,126	-18%

Hardware and Other
Americas	$4,634	$8,133	-43%	$9,462	$17,684	-46%
EMEA	194	393	-51%	377	818	-54%
APAC	33	310	-90%	82	509	-84%

Total hardware and other	$4,861	$8,836	-45%	$9,921	$19,011	-48%

Total Revenue
Americas	$47,372	$73,551	-36%	$98,199	$145,680	-33%
EMEA	7,818	11,961	-35%	14,848	23,989	-38%
APAC	3,219	4,978	-35%	6,187	9,145	-32%

Total revenue	$58,409	$90,490	-35%	$119,234	$178,814	-33%

Operating (loss) income:
Americas	$(407)	$10,643	-104%	$(147)	$17,708	-101%
EMEA	1,124	2,215	-49%	1,862	4,270	-56%
APAC	(1,143)	406	-382%	(1,514)	375	-504%

Total operating (loss) income	$(426)	$13,264	-103%	$201	$22,353	-99%

Financial Summary of Second Quarter 2009 Condensed Consolidated Financial Results
•	Consolidated revenue for the second quarter of 2009 was $58.4 million compared to $90.5 million in the second quarter of 2008. License revenue was $4.1 million in the second quarter of 2009 compared to $19.4 million in the second quarter of 2008;
•	Operating loss, including a pre-tax restructuring charge of $3.8 million, for the second quarter of 2009 was $0.4 million, as compared to operating income of $13.3 million in the second quarter of 2008. Diluted loss per share was $0.02 in the second quarter of 2009 compared to $0.37 diluted earnings per share in the second quarter of 2008. The second quarter of 2009 includes a pre-tax restructuring charge of $3.8 million, or $0.12 per share, associated with the workforce reduction initiative executed in the quarter;
•	Cash flow from operations was $10.8 million in the second quarter of 2009 compared to $21.0 million in the second quarter of 2008;
•	Cash and investments on-hand at June 30, 2009 was $90.8 million compared to $89.2 million at March 31, 2009, and $88.7 million at December 31, 2008;
•	The Company repurchased 577,606 common shares totaling $10.0 million at an average share price of $17.34 in the second quarter of 2009, self-funded from cash flow from operations in the second quarter of 2009.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

          The results of our operations for the second quarter of 2009 and 2008 are discussed below.
Revenue

	Three Months Ended June 30,
			% Change	% of Total Revenue
	2009	2008	2009 to 2008	2009	2008
	(in thousands)
License	$4,126	$19,365	-79%	7%	21%
Services	49,422	62,289	-21%	85%	69%
Hardware and other	4,861	8,836	-45%	8%	10%

Total revenue	$58,409	$90,490	-35%	100%	100%

          Our revenue consists of fees generated from the licensing and hosting of software, fees from professional services and customer support and software enhancements, and sales of computer equipment.
          License revenue. License revenue decreased $15.2 million, or 79%, in the quarter ended June 30, 2009 over the same period in the prior year primarily driven by the current global economic recession which has decreased sales and lengthened sales cycles in the global market in 2009. Our Americas, EMEA and APAC license revenues decreased $12.9 million, $1.4 million and $1.0 million, respectively, compared to the same period in the prior year.
          Typically, our license sales mix across our product suite is approximately 60% of sales in the Company’s historically preeminent warehouse management solutions and 40% in non-warehouse management solutions. However, the license revenue in the quarter ended June 30, 2009, the percentage mix was approximately 70/30 of warehouse management solutions to non-warehouse management solutions, respectively. Our warehouse management solutions decreased $7.6 million, or 72%, in the second quarter of 2009 compared to the same quarter in the prior year and non-warehouse management solutions decreased $7.7 million, or 87%, compared to the same quarter in the prior year.
          Services revenue. Services revenue decreased $12.9 million, or 21%, in the second quarter of 2009 compared to the same quarter in the prior year due to a $12.1 million and $0.8 million decrease in revenue from professional services and customer support and software enhancements, respectively, primarily due to decreased license sales over the past four quarters. Services revenue for the Americas, EMEA and APAC segments decreased $9.8 million, $2.6 million and $0.5 million, respectively, in the second quarter of 2009 compared to the second quarter of 2008.
          Over the last four quarters, our services revenue decline has primarily been impacted by declining license revenues and delayed or suspended multiple site implementations and/or upgrades, which we believe is due to the global economic recession which in turn has severely impacted our customer’s capital investment levels, prioritization and timing. Additionally, over the past several years, our services revenue growth and margins have been affected by some pricing pressures. We believe that the pricing pressures are attributable to global macroeconomic conditions and competition.
          Hardware and other. Hardware sales decreased by $2.4 million, or 45% to $3.0 million in the second quarter of 2009 compared to $5.4 million in the second quarter of 2008. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $1.9 million and $3.4 million for the quarters ended June 30, 2009 and 2008, respectively.

Cost of Revenue

	Three Months Ended June 30,
			% Change
	2009	2008	2009 to 2008
	(in thousands)
Cost of license	$1,035	$1,641	-37%
Cost of services	21,319	29,856	-29%
Cost of hardware and other	4,177	7,317	-43%

Total cost of revenue	$26,531	$38,814	-32%

          Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased by $0.6 million, or 37%, in the second quarter of 2009 compared to the same quarter of 2008.
          Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $8.5 million, or 29% decrease in cost of services in the quarter ended June 30, 2009 was principally due to (i) a $5.8 million decrease in employee-related costs such as salary, benefits and payroll taxes resulting from an 18% decrease in the number of personnel dedicated to the delivery of professional services due to the headcount reduction initiative in the second quarter of 2009 and fourth quarter of 2008, (ii) a $1.9 million decrease in bonus expense due to headcount reductions as well as lower achievement of performance based compensation, and (iii) a $0.9 million decrease in travel expenses due to fewer service projects.
          Services gross margin increased 4.8 percentage points to 56.9% in the second quarter of 2009 from 52.1% in the second quarter of 2008. The increase in margin is primarily attributable to the decrease in professional services costs in the second quarter of 2009 driven by our actions to lower headcount to align capacity with demand.
          Cost of hardware and other. Cost of hardware decreased $1.6 million to approximately $2.3 million in the second quarter of 2009 from approximately $3.9 million in the second quarter of 2008. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $1.9 million and $3.4 million for the quarters ended June 30, 2009 and 2008, respectively.
Operating Expenses

	Three Months Ended June 30,
			% Change
	2009	2008	2009 to 2008
	(in thousands)
Research and development	$9,188	$11,711	-22%
Sales and marketing	9,026	14,676	-38%
General and administrative	7,251	8,867	-18%
Depreciation and amortization	3,010	3,158	-5%
Restructuring charge	3,829	—	100%

Operating expenses	$32,304	$38,412	-16%

          Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended June 30, 2009 decreased $2.5 million, or 22%, compared to the same quarter of the prior year. This decrease was mainly attributable to the decrease of $1.4 million in employee-related costs such as salary, benefits and payroll taxes resulting from lower headcount and to a $0.9 million decrease in bonus expense caused by the decline in total revenue and earnings per share.
          Our principal research and development activities have focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates integration with Enterprise Resource Planning (ERP) and other supply chain solutions. For the quarters ended June 30, 2009 and 2008, we did not capitalize any research and development costs.
          Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $5.7 million, or 38% in the second quarter of 2009 compared to the same quarter of the prior year. This decrease was mainly attributable to a reduction in headcount of 24% and decline in license revenue which resulted in (i) a $2.4 million decrease in employee-related costs such as salary, benefits, payroll taxes and stock compensation expense, (ii) a $2.4 million decrease in bonus and commission, and (iii) a $1.0 million decrease in travel expense.
          General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The $1.6 million, or 18% decrease in general and administrative expenses during the quarter ended June 30, 2009 was primarily attributable to (i) a decrease of $0.7 million of employee-related expenses such as salary benefits and payroll taxes, and (ii) a $0.4 million decrease in bonus expense caused by the decline in total revenue and earnings per share.
          Depreciation and amortization. Depreciation expense amounted to $2.3 million for both quarters ended June 30, 2009 and 2008. Amortization of intangibles associated with various acquisitions totaled $0.7 million and $0.9 million for the quarters ended June 30, 2009 and 2008, respectively.
          Restructuring charge. During the second quarter of 2009, we committed to and initiated plans to reduce our workforce by approximately 140 positions to realign our capacity with demand forecasts. As a result of this action, we recorded employee severance and outplacement services of $3.8 million in the second quarter of 2009.
Operating (Loss) Income
          Operating loss for the second quarter of 2009 of $0.4 million decreased by $13.7 million, or 103%, as compared to operating income of $13.3 million in the second quarter of 2008. Operating margins decreased 15.4% to an operating loss margin of 0.7% for the second quarter of 2009 from operating profit margin of 14.7% for the second quarter of 2008. Operating income and margins declined primarily due to lower license revenues and the restructuring charge of $3.8 million in the current year quarter.
Other (Expense) Income and Taxes

	Three Months Ended June 30,
			% Change
	2009	2008	2009 to 2008
	(in thousands)
Other (expense) income, net	$(404)	$650	-162%
Income tax (benefit) provision	(274)	4,835	-106%
     Other (expense) income, net. Other (expense) income, net principally includes interest income and foreign currency gains and losses. Other (expense) income, net decreased $1.1 million in the second quarter of 2009 compared to the second quarter of 2008 due to the fluctuation of the U.S. dollar relative to foreign currencies and the decrease in interest income. We recorded a net foreign currency loss of $0.5 million and a net foreign currency gain of $0.3 million during the three months ended June 30, 2009 and 2008, respectively. The foreign currency gains and losses principally resulted from gains or losses on intercompany balances with subsidiaries and foreign-denominated accounts receivable due to the fluctuation of the U.S. dollar relative to other foreign currencies, principally the Indian Rupee, the British Pound, and the Euro. Interest income decreased $0.3 million for the second quarter of 2009 from $0.4 million for the second quarter of 2008 due to the lower average interest rate earned in the second quarter of 2009. The weighted-average interest rate earned on cash and investment securities during the three month periods ended June 30, 2009 and 2008 was less than 1% in both periods.

and the decrease in interest income. We recorded a net foreign currency loss of $0.5 million and a net foreign currency gain of $0.3 million during the three months ended June 30, 2009 and 2008, respectively. The foreign currency gains and losses principally resulted from gains or losses on intercompany balances with subsidiaries and foreign-denominated accounts receivable due to the fluctuation of the U.S. dollar relative to other foreign currencies, principally the Indian Rupee, the British Pound, and the Euro. Interest income decreased $0.3 million for the second quarter of 2009 from $0.4 million for the second quarter of 2008 due to the lower average interest rate earned in the second quarter of 2009. The weighted-average interest rate earned on cash and investment securities during the three month periods ended June 30, 2009 and 2008 was less than 1% in both periods.
     Income tax (benefit) provision. Our effective income tax rate was 33.01% and 34.75% for the quarters ended June 30, 2009 and 2008, respectively. The reduction in the effective tax rate is principally due to the mix of foreign profits compared to U.S. profits and a tax benefit associated with a foreign exchange loss on the repatriation of cash from a foreign subsidiary.
Financial Summary for the first half of 2009 Condensed Consolidated Financial Results
•	Consolidated revenue for the six months ended June 30, 2009 was $119.2 million compared to $178.8 million for the six months ended June 30, 2008. License revenue was $9.0 million for the six months ended June 30, 2009, compared to $37.7 million in the six months ended June 30, 2008;

•	Operating income, including a pre-tax restructuring charge of $3.9 million, was $0.2 million for the six months ended June 30, 2009 compared to $22.4 million for the six months ended June 30, 2008;

•	Loss per share for the six months ended June 30, 2009 was $0.01 compared to $0.66 earnings per share for the six months ended June 30, 2008. The first half of 2009 results include pre-tax restructuring charges of $3.9 million or $0.12 per share;

•	The Company repurchased approximately 1.3 million common shares at an average share price of $15.93 for a total investment of $20.0 million.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     The results of our operations for the first half of 2009 and 2008 are discussed below.
Revenue

	Six Months Ended June 30,
			% Change	% of Total Revenue
	2009	2008	2009 to 2008	2009	2008
	(in thousands)
License	$9,048	$37,677	-76%	8%	21%
Services	100,265	122,126	-18%	84%	68%
Hardware and other	9,921	19,011	-48%	8%	11%

Total revenue	$119,234	$178,814	-33%	100%	100%

     License revenue. License revenue decreased $28.6 million, or 76% to $9.0 million in the six months ended June 30, 2009 over the same period in the prior year, primarily driven by the current global economic recession which has decreased sales and lengthened sales cycles in the global market in 2009 as customers and prospects have constrained capital spending. Our Americas, EMEA and APAC license revenue decreased $22.5 million, $4.5 million, and $1.6 million respectively, compared to the same period in the prior year.
     Typically, our license sales mix across our product suite is approximately 60% of sales in the Company’s historically preeminent warehouse management solutions and 40% in non-warehouse management solutions.

However, the license revenue in the six months ended June 30, 2009, the percentage mix was approximately 65/35 of warehouse management solutions to non-warehouse management solutions, respectively. Our warehouse management solutions decreased $13.8 million, or 70%, in the first half of 2009 compared to the same period in the prior year and non-warehouse management solutions decreased $14.8 million, or 82%, compared to the same period in the prior year.
     Services revenue. Services revenue decreased $21.9 million, or 18%, in the first half of 2009 compared to the same period in the prior year principally due to a $21.5 million, or 25%, decrease in professional services revenue due to decreased license sales and a $0.4 million decrease in revenue from customer support and software enhancements. The Americas, EMEA and APAC segments decreased $16.8 million, $4.2 million, and $0.9 million, respectively, for the first half of 2009 compared to the first half of 2008.
     Hardware and other. Hardware sales decreased by $6.5 million, or 52%, to $6.1 million in the first half of 2009 compared to $12.6 million in the first half of 2008. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from year to year. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the six months ended June 30, 2009 and 2008, reimbursements by customers for out-of-pocket expenses were approximately $3.8 million and $6.4 million, respectively.
Cost of Revenue

	Six Months Ended June 30,
			% Change
	2009	2008	2009 to 2008
	(in thousands)
Cost of license	$2,459	$2,785	-12%
Cost of services	44,476	61,136	-27%
Cost of hardware and other	8,298	15,583	-47%

Total cost of revenue	$55,233	$79,504	-31%

     Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased 12%, or $0.3 million, in the first half of 2009 compared to the first half of 2008, primarily due to a 76% decrease in license revenue.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. Cost of services decreased $16.7 million, or 27%, in the six months ended June 30, 2009 compared to the same period in the prior year principally due to (i) a $10.8 million decrease in employee-related costs such as salary, benefits and payroll taxes resulting from an 15% decrease in the number of professional services personnel, due to headcount reduction initiatives in fourth quarter 2008 and second quarter 2009 to align capacity with demand, (ii) a $3.5 million decrease in bonus expense caused by headcount reductions as well as lower achievement of performance based compensation, and (iii) a $2.0 million decrease in travel expenses due to fewer services projects.
     Services gross margin increased 5.7 percentage points to 55.6% in the first half of 2009 from 49.9% in the first half of 2008. The increase in services margin is attributable to the decrease in professional services costs in the current year driven by our actions to lower headcount to align capacity with demand.
     Cost of hardware and other. Cost of hardware decreased $4.9 million to approximately $4.5 million in the first half of 2009 from approximately $9.4 million in the first half of 2008. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $3.8 million and $6.2 million for the six months ended June 30, 2009 and 2008, respectively.
Operating Expenses

	Six Months Ended June 30,
			% Change
	2009	2008	2009 to 2008
	(in thousands)
Research and development	$19,415	$24,365	-20%
Sales and marketing	19,105	28,248	-32%
General and administrative	15,213	17,938	-15%
Depreciation and amortization	6,175	6,406	-4%
Restructuring charge	3,892	—	100%

Operating expenses	$63,800	$76,957	-17%

     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The decrease of $5.0 million, or 20%, in research and development expenses for the first half of 2009 compared to the same period of the prior year was mainly attributable to (i) a decrease in employee-related costs such as salary, benefits and payroll taxes of $2.8 million resulting from lower headcount and other expense reduction initiatives, (ii) bonus expense of $1.5 million caused by the decline in total revenue and earnings per share, and (iii) reduction in travel expense of $0.4 million.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. The $9.1 million, or 32%, decrease in sales and marketing expenses in the six months ended June 30, 2009 compared to the same period of 2008 was attributable to a reduction in headcount of 21% and decline in license revenue which resulted in: (i) a $4.0 million decrease in employee-related costs such as salary, benefits, payroll taxes and stock compensation expense, (ii) a $3.9 million decrease in bonus and commission expense, and (iii) a $1.6 million decrease in travel expenses. These decreases were partially off-set by an increase of $0.6 million in marketing programs.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The net decrease of $2.7 million, or 15%, in general and administrative expenses during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily attributable to a $0.8 million decrease in employee-related expense and a $0.9 million reduction in bonus expense due to the decline in total revenue and earnings per share.
     Depreciation and amortization. Depreciation expense amounted to $4.7 million for both of the six months ended June 30, 2009 and 2008. Amortization of intangibles associated with various acquisitions totaled $1.5 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively.
     Restructuring charge. During the second quarter of 2009, we committed to and initiated plans to reduce our workforce by approximately 140 positions to realign our capacity with demand forecasts. As a result of this action, we recorded employee severance expense and outplacement service fees of $3.8 million related to the restructuring action taken in the second quarter of 2009. We also recorded additional employee severance expense of $63,000 in the first quarter of 2009 related to the restructuring action taken in the fourth quarter of 2008.
Operating Income
     Income from Operations. Operating income for the six months ended June 30, 2009 decreased by $22.2 million based on a consolidated revenue decline of 33%. Operating margins were 0.2% and 12.5% for the first half of 2009 and 2008, respectively. Operating income in the Americas, EMEA and APAC segments for the six months ended June 30, 2009 decreased by $17.9 million $2.4 million and $1.9 million, respectively.

Other (Expense) Income and Taxes

	Six Months Ended June 30,
			% Change
	2009	2008	2009 to 2008
	(in thousands)
Other (expense) income, net	$(637)	$2,951	-122%
Income tax (benefit) provision	(142)	8,793	-102%
     Other (expense) income, net. Other (expense) income, net principally includes interest income and foreign currency gains and losses. Other expense for the six months ended June 30, 2009 was $0.6 million compared to income of $3.0 million for the same period in the prior year, which is principally attributable to fluctuation of the U.S. dollar relative to other foreign currencies and the decrease in interest income. We recorded a net foreign currency loss of $0.9 million and a net foreign currency gain of $1.9 million during the six months ended June 30, 2009 and 2008, respectively. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries and foreign-denominated accounts receivable due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee, the British Pound, the Euro and the Australian dollar. Interest income decreased $0.8 million to $0.2 million for the six months ended June 30, 2009 from $1.0 million for the six months ended June 30, 2008 based on lower average investment balances in the first half of 2009. The weighted-average interest rate earned on cash and investment securities during the six month periods ended June 30, 2009 and 2008 was approximately 25 basis points and 130 basis points, respectively.
     Income tax (benefit) provision. Our effective income tax rates were 32.5% and 34.75% in the six months ended June 30, 2009 and 2008, respectively. The reduction in the effective income tax rate was a result of the mix of foreign profits compared to U.S. profits and a tax benefit associated with a foreign exchange loss on the repatriation of cash from a foreign subsidiary.
Liquidity and Capital Resources
     As of June 30, 2009, we had approximately $90.8 million in cash, cash equivalents and investments, as compared to $88.7 million at December 31, 2008. Our main source of operating cash flows is cash collections from our customers which we use to fund our operations. Our primary use of cash is to support continuing operations and capital expenditure requirements and to repurchase our common stock in the open market.
     Our operating activities generated cash flow of approximately $23.5 million for the six months ended June 30, 2009 and $27.1 million for the six months ended June 30, 2008. The decrease in cash flow from operations was attributable to a decrease in net income which was partially offset by strong accounts receivable collections. Days sales outstanding (“DSO”) were 61 days at June 30, 2009 and 78 days at December 31, 2008.
     Our investing activities used cash of approximately $1.3 million for the six months ended June 30, 2009 and provided cash of $16.0 million for the six months ended June 30, 2008. The use of cash for investing activities for the six months ended June 30, 2009 was for capital expenditures of approximately $1.4 million. The sources of cash provided by investing activities for the six months ended June 30, 2008 was net maturities of investments of approximately $21.5 million offset by capital expenditures of approximately $5.5 million.
     Our financing activities used cash of approximately $20.0 million and $10.1 million for the six months ended June 30, 2009 and 2008, respectively. The principal use of cash for financing activities for the six months ended June 30, 2009 was to purchase approximately $20.5 million of our common stock including $0.5 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $0.5 million. The principal use of cash for financing activities for the six months ended June 30, 2008 was to purchase approximately $12.4 million of our common stock, partially offset by proceeds generated from options exercised of $2.2 million.

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
Foreign Business
     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, Germany, France, Australia, Japan, China, Singapore and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recorded a foreign exchange rate loss of $0.9 million and a foreign exchange rate gain of $1.9 million for the six months ended June 30, 2009 and 2008, respectively. Foreign exchange rate transaction gains and losses are classified in “Other (expense) income, net” in our Condensed Consolidated Statements of Operations. A fluctuation of 10% in the period end exchange rates at June 30, 2009 relative to the U.S. dollar would result in approximately a $0.2 million change in the reported foreign currency loss for the six months ended June 30, 2009.
Interest Rates
     We invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from operations. At June 30, 2009, our cash and investments balance totaled $90.8 million, of which $88.0 million is 100% liquid. The remaining investments totaling $2.8 million are invested in auction rate securities.
     Our investments in marketable securities consist principally of debt instruments of state and local government agencies and U.S. corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value, as defined by SFAS No. 157. At June 30, 2009, we hold $6.5 million of investments in auction rate securities, which have original maturities greater than one year, but which have auctions to reset the yield every 7 to 35 days. The fair values of these auction rate securities considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions of our valuation could have a significant impact on the value of these securities, which may cause losses and affect our liquidity specifically for these securities potentially requiring us to record an impairment charge on these investments in the future. Certain auctions failed during 2008 and the underlying securities were not called by the issuer. During 2008, we recorded an other-than-temporary impairment charge of $3.5 million on one of these investments. During 2009 and 2008, we also recorded temporary impairment charges of $0.1 million each period on these investments, resulting in $2.8 million in total auction rate securities investments on the balance sheet at June 30, 2009. We reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. The remaining $2.8 million of auction rate securities held by us at June 30, 2009 were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments have high credit ratings, and we intend and have the ability to hold these securities until maturity or until called. We will continue to evaluate the fair value of our investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
     Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash and investment securities was less than 1% for the three and six months ended June 30, 2009 as compared to less than 1% and 1% for the three and six months ended June 30, 2008, respectively. The fair value of cash equivalents and investments held at June 30, 2009 was $60.0 million. Based on the average investments outstanding during the three months ended June 30, 2009, an increases or decreases of 25 basis points would result in nominal increases or decreases to interest income.

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
Change in Internal Control over Financial Reporting
     During the six months ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.
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
     The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended June 30, 2009. All repurchases related to the repurchase program were made on the open market.

			Total Number of	Maximum Number (or
		Average	Shares Purchased	Approximate Dollar Value)
	Total Number	Price Paid	as Part of Publicly	of Shares that May Yet Be
	of Shares	per	Announced Plans	Purchased Under the Plans
Period	Purchased(a)	Share(b)	or Programs	or Programs
April 1 - April 30, 2009	66,796	$15.96	64,156	$23,933,839
May 1 - May 31, 2009	352,271	16.93	352,172	17,971,072
June 1 - June 30, 2009	161,278	18.77	161,278	14,943,949

Total	580,345	$17.33	577,606	$14,943,949

(a)	Includes 2,640 shares and 99 shares withheld for taxes due upon vesting of restricted stock during April and May, respectively.

(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock were $15.14 and $16.66 in April and May, respectively.

Item 3.	Defaults Upon Senior Securities.
     No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Submission of Matters to a Vote of Security Holders.
     Our Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 29, 2009. There were present at the Annual Meeting, in person or by proxy, holders of 21,659,328 shares (or 94%) of the common stock entitled to vote.
     The following directors were elected to hold office for a term at the Annual Meeting disclosed below or until their successors are elected and qualified, with the vote for the directors being reflected below:

Name	Term Expires	Vote For	Vote Withheld
Peter J. Kight	2012	20,070,333	1,588,995
Deepak Raghavan	2012	21,033,493	625,835
Peter F. Sinisgalli	2012	21,030,810	628,518
     The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect the directors.
     Continuing Class III Directors serving until the 2010 Annual Meeting of Shareholders are John J. Huntz, Jr., Dan J. Lautenbach and Thomas E. Noonan.
     Continuing Class I Directors serving until the 2011 Annual Meeting of Shareholders are Brian J. Cassidy and Paul R. Goodwin.
     The appointment of Ernst & Young LLP as the independent registered public accounting firm to audit our consolidated financial statements and our internal controls over financial reporting for the year ending December 31, 2009, was ratified with 21,617,926 affirmative votes cast, 35,965 negative votes cast and 5,437 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to ratify the appointment of Ernst & Young LLP.
     The Amendment to Manhattan Associates, Inc. 2007 Stock Incentive Plan was approved with 14,864,966 affirmative votes cast, 5,339,226 negative votes cast, 163,030 abstentions, and 1,292,106 broker non-votes. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to approve the plan.

Item 5.	Other Information.
     No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.1	Written Summary of Manhattan Associates, Inc. 2009 Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on May 19, 2009).

Exhibit 10.2	Written Summary of Manhattan Associates, Inc. 2009 Supplemental Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on May 19, 2009).

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.
Date: July 31, 2009	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: July 31, 2009	/s/ Dennis B. Story
Dennis B. Story
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002