Form 10-Q
period 2009-09-30
MANHATTAN ASSOCIATES INC
filed 2009-10-30
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of October 28, 2009, the latest practicable date, is as follows: 22,527,747 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended September 30, 2009

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$103,222	$85,739
Accounts receivable, net of allowance of $4,996 and $5,566 in 2009 and 2008, respectively	41,823	63,896
Deferred income taxes	7,070	6,667
Prepaid expenses and other current assets	4,920	6,979

Total current assets	157,035	163,281

Property and equipment, net	16,899	21,721
Long-term investments	2,801	2,967
Acquisition-related intangible assets, net	4,214	6,438
Goodwill, net	62,283	62,276
Deferred income taxes	10,166	10,932
Other assets	2,346	2,606

Total assets	$255,744	$270,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,604	$8,480
Accrued compensation and benefits	11,311	17,429
Accrued and other liabilities	15,090	16,188
Deferred revenue	34,540	32,984
Income taxes payable	1,448	2,365

Total current liabilities	68,993	77,446

Other non-current liabilities	10,362	12,936

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2009 or 2008	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 22,512,594 and 23,581,109 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	225	234
Additional paid-in capital	2,312	—
Retained earnings	176,513	182,882
Accumulated other comprehensive loss	(2,661)	(3,277)

Total shareholders’ equity	176,389	179,839

Total liabilities and shareholders’ equity	$255,744	$270,221

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue:
Software license	$11,360	$13,802	$20,408	$51,479
Services	46,917	60,023	147,182	182,149
Hardware and other	7,017	8,911	16,938	27,922

Total revenue	65,294	82,736	184,528	261,550

Costs and Expenses:
Cost of license	1,162	1,528	3,621	4,313
Cost of services	19,697	29,376	64,173	90,512
Cost of hardware and other	5,846	7,036	14,144	22,619
Research and development	8,781	12,546	28,196	36,911
Sales and marketing	8,626	11,579	27,731	39,827
General and administrative	7,462	9,099	22,675	27,037
Depreciation and amortization	2,665	3,125	8,840	9,531
Asset impairment charges	—	5,205	—	5,205
Restructuring charge	—	—	3,892	—

Total costs and expenses	54,239	79,494	173,272	235,955

Operating income	11,055	3,242	11,256	25,595

Other income (expense), net	255	927	(382)	3,878

Income before income taxes	11,310	4,169	10,874	29,473
Income tax provision (benefit)	327	(140)	185	8,653

Net income	$10,983	$4,309	$10,689	$20,820

Basic earnings per share	$0.50	$0.18	$0.48	$0.86
Diluted earnings per share	$0.50	$0.18	$0.47	$0.84

Weighted average number of shares:
Basic	22,116	24,069	22,483	24,246
Diluted	22,175	24,568	22,529	24,736
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(unaudited)
Operating activities:
Net income	$10,689	$20,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,840	9,531
Asset impairment charge	—	5,205
Stock compensation	6,312	6,616
Loss on disposal of equipment	125	41
Tax (deficiency) benefit of stock awards exercised/vested	(1,080)	181
Excess tax benefits from stock based compensation	(29)	(81)
Deferred income taxes	412	—
Unrealized foreign currency loss (gain)	585	(743)
Changes in operating assets and liabilities:
Accounts receivable, net	22,789	1,131
Other assets	2,422	266
Accounts payable, accrued and other liabilities	(9,959)	1,249
Income taxes	(3,081)	(752)
Deferred revenue	898	2,059

Net cash provided by operating activities	38,923	45,523

Investing activities:
Purchase of property and equipment	(1,726)	(6,818)
Net maturities of investments	88	21,558

Net cash (used in) provided by investing activities	(1,638)	14,740

Financing activities:
Purchase of common stock	(20,590)	(25,053)
Excess tax benefits from stock based compensation	29	81
Proceeds from issuance of common stock from options exercised	604	3,018

Net cash used in financing activities	(19,957)	(21,954)

Foreign currency impact on cash	155	(3,182)

Net change in cash and cash equivalents	17,483	35,127
Cash and cash equivalents at beginning of period	85,739	44,675

Cash and cash equivalents at end of period	$103,222	$79,802

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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
          The Company recognizes license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable. Revenue recognition for software with multiple-element arrangements requires recognition of revenue using the “residual method” when (a) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (b) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (c) all other applicable revenue-recognition criteria for software revenue recognition, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement, are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.
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
September 30, 2009
(unaudited)
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
          In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $1.9 million and $5.8 million for the three and nine months ended September 30, 2009, respectively and $3.2 million and $9.6 million for the three and nine months ended September 30, 2008, respectively.
4. Investments
          The Company measures its investments based on a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:
•	Level 1–Quoted prices in active markets for identical instruments.

•	Level 2–Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3–Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
          The Company’s investments in marketable securities consist principally of debt instruments of state and local government agencies and U.S. corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value. Investments with maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of greater than one year from the date of purchase are generally classified as long-term investments. Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is determined on a specific identification basis.
          At September 30, 2009, the Company’s cash balance was $45.9 million and the Company’s cash equivalent and investments balance totaled $60.1 million. $103.2 million of its total cash and cash equivalents is liquid. The remaining investments totaling $2.8 million are invested in auction rate securities with original maturities ranging from 2025 to 2040. Previously, auctions were held for these securities that reset their yield every 7 to 35 days. During 2008 and the first nine months of 2009 however, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold these securities. Accordingly, the Company began classifying these securities as long-term investments in marketable securities in the consolidated balance sheet due to uncertainty surrounding the timing of a market recovery. In determining the fair values of auction rate securities, the Company considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. The $2.8 million of auction rate securities held by the Company at September 30, 2009 were issued by state or regional educational loan authorities and are

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
(unaudited)
collateralized by federally insured student loans. These investments have high credit ratings, and the Company intends and has the ability to hold these securities until maturity or until redeemed. However, due to liquidity concerns rather than creditworthiness, the Company has recorded an unrealized loss of $0.2 million as of September 30, 2009 for the temporary decline in the fair value of these investments. The unrealized loss is included as a separate component of shareholders’ equity and in total comprehensive income. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
          The Company uses quoted prices from active markets which are classified at level 1 as a highest level observable input in the disclosure hierarchy framework for all other available-for-sale securities.
          The following table set forth the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2009 (in thousands):

	Fair Value Measurements at September 30, 2009 Using
		Significant Other	Significant
	Quoted Prices	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$57,273	$—	$2,801	$60,074

Total investments	$57,273	$—	$2,801	$60,074

5. Stock-Based Compensation
          During the three months ended September 30, 2009 and 2008, the Company granted options to purchase 17,500 shares and 22,600 shares of common stock, respectively. The Company recorded stock option expense of $1.4 million during each of the three months ended September 30, 2009 and 2008. During the nine months ended September 30, 2009 and 2008, the Company granted options to purchase 590,575 shares and 643,936 shares of common stock, respectively. The Company recorded stock option expense of $3.8 million and $4.1 million during the nine months ended September 30, 2009 and 2008, respectively.
          A summary of changes in outstanding options for the nine months ended September 30, 2009 is as follows:

Number of Shares
Outstanding at December 31, 2008	6,010,909
Granted	590,575
Exercised	(72,875)
Forfeited and expired	(714,848)

Outstanding at September 30, 2009	5,813,761

          The Company also granted 5,831 and 7,531 shares of restricted stock during the three months ended September 30, 2009 and 2008, respectively. The Company recorded restricted stock expense of $0.9 million and $0.8 million during the three months ended September 30, 2009 and 2008, respectively. The Company granted 195,083 and 206,102 shares of restricted stock during the nine months ended September 30, 2009 and 2008, respectively. The Company recorded restricted stock expense of $2.5 million for each of the nine month period ended September 30, 2009 and 2008.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
(unaudited)
          A summary of changes in unvested shares of restricted stock for the nine month ended September 30, 2009 is as follows:

Number of Shares
Outstanding at December 31, 2008	353,085
Granted	195,083
Vested	(115,338)
Forfeited and expired	(44,136)

Outstanding at September 30, 2009	388,694

6. Income Taxes
          The Company’s effective tax rate was 1.7% and 29.36% for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rate in the first nine months of 2009 was favorably impacted by a net release of $2.8 million of income tax reserves discussed below and related interest. The effective tax rate in the first nine months of 2008 included the release of income tax reserves resulting from expiring tax audit statutes of limitation for U.S. federal income tax returns filed for 2004 and prior, partially offset by $0.6 million of tax expense on the repatriation of cash from a foreign subsidiary and asset impairment charges for which no tax benefit was recorded.
          As of the quarter ended September 30, 2009, the Company’s unrecognized tax benefits totaled $2.2 million, all of which, if recognized, would affect the effective tax rate.
          The Company recognizes potential accrued interest and penalties to unrecognized tax benefits within its global operations in income tax expense. The Company’s liability for the potential payment of interest and penalties totaled $0.2 million at September 30, 2009.
          The Company conducts business globally and, as a result, files income tax returns in the United States’ Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to income tax examinations for the years before 2006 in U.S. Federal, substantially all state and local, or substantially all non-U.S. jurisdictions. The Company experienced a net decrease in unrecognized tax benefits of $1.2 million during the quarter ended September 30, 2009. This resulted from a $2.2 million benefit due to the expiration of statutes of limitation in multiple jurisdictions globally, offset by an additional reserve of $1.0 million, primarily associated with the treatment of currency gains under the Company’s transfer pricing policy with one of its foreign subsidiaries. Further, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease within twelve months by $0.2 million related primarily to jurisdictional taxable income amounts due to the expiration of statutes of limitation.
7. Comprehensive Income
          Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
          The following table sets forth the calculation of comprehensive income for the three and nine months ended September 30, 2009 (in thousands):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
(unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$10,983	$4,309	$10,689	$20,820
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	138	(2,229)	694	(4,023)
Unrealized gain (loss) on investments	8	—	(78)	(32)

Other comprehensive income (loss)	146	(2,229)	616	(4,055)

Comprehensive income	$11,129	$2,080	$11,305	$16,765

8. Net Earnings Per Share
          Basic net earnings per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented. Diluted net earnings per share is computed using net income divided by the sum of Weighted Shares and common equivalent shares (“CESs”) outstanding for each period presented using the treasury stock method.
          The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share:

	For Three Months Ended		For Nine Months Ended
	September 30		September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net income	$10,983	$4,309	$10,689	$20,820
Earnings per share:
Basic	$0.50	$0.18	$0.48	$0.86
Effect of CESs	—	—	(0.01)	(0.02)

Diluted	$0.50	$0.18	$0.47	$0.84

Weighted average number of shares:
Basic	22,116	24,069	22,483	24,246
Effect of CESs	59	499	46	490

Diluted	22,175	24,568	22,529	24,736
          Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 5,243,976 shares and 3,814,462 shares for the three months ended September 30, 2009 and 2008, respectively, and 5,266,526 shares and 3,804,462 shares for the nine months ended September 30, 2009 and 2008, respectively. Such shares were not included because they were anti-dilutive.
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
September 30, 2009
(unaudited)
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
          The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.3 million and $0.8 million for the three months ended September 30, 2009 and 2008, respectively, and $1.0 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.
          The following table presents the revenues, expenses and operating (loss) income by reporting segment for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months ended
	September 30, 2009				September 30, 2008
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Revenue:
License	$10,342	$464	$554	$11,360	$10,782	$1,389	$1,631	$13,802
Services	38,511	5,868	2,538	46,917	48,834	8,255	2,934	60,023
Hardware and other	6,773	195	49	7,017	8,341	439	131	8,911

Total revenue	55,626	6,527	3,141	65,294	67,957	10,083	4,696	82,736

Costs and Expenses:
Cost of revenue	20,790	4,117	1,798	26,705	29,484	5,668	2,788	37,940
Operating expenses	21,646	2,229	994	24,869	28,719	2,973	1,532	33,224
Depreciation and amortization	2,454	161	50	2,665	2,931	150	44	3,125
Asset impairment charges	—	—	—	—	5,205	—	—	5,205

Total costs and expenses	44,890	6,507	2,842	54,239	66,339	8,791	4,364	79,494

Operating income	$10,736	$20	$299	$11,055	$1,618	$1,292	$332	$3,242

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
(unaudited)

	For the Nine Months ended
	September 30, 2009				September 30, 2008
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Revenue:
License	$16,520	$1,980	$1,908	$20,408	$39,461	$7,408	$4,610	$51,479
Services	121,070	18,823	7,289	147,182	148,151	25,407	8,591	182,149
Hardware and other	16,235	572	131	16,938	26,025	1,257	640	27,922

Total revenue	153,825	21,375	9,328	184,528	213,637	34,072	13,841	261,550

Costs and Expenses:
Cost of revenue	63,637	12,201	6,100	81,938	90,346	18,518	8,580	117,444
Operating expenses	68,555	6,673	3,374	78,602	89,866	9,515	4,394	103,775
Depreciation and amortization	8,025	599	216	8,840	8,894	477	160	9,531
Asset impairment charges	—	—	—	—	5,205	—	—	5,205
Restructuring charge	3,019	20	853	3,892	—	—	—	—

Total costs and expenses	143,236	19,493	10,543	173,272	194,311	28,510	13,134	235,955

Operating income (loss)	$10,589	$1,882	$(1,215)	$11,256	$19,326	$5,562	$707	$25,595

          The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Professional services	$27,158	$40,693	$90,270	$125,277
Customer support and software enhancements	19,759	19,330	56,912	56,872

Total services revenue	$46,917	$60,023	$147,182	$182,149

          License revenues related to the Company’s warehouse and non-warehouse product groups for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Warehouse	$6,799	$7,656	$12,649	$27,334
Non-Warehouse	4,561	6,146	7,759	24,145

Total license revenue	$11,360	$13,802	$20,408	$51,479

11. Restructuring charge
     In the second quarter of 2009, the Company committed to and initiated plans to reduce its workforce by approximately 140 positions along with other expense reduction initiatives to realign its capacity. This action was based on continued deterioration of the global macro-economic environment in the first quarter as reflected by downward revisions by most economists of global GDP growth rates, which resulted in lower than planned first quarter 2009 license revenue results and a revised revenue outlook for the remainder of 2009. As a result of this

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
(unaudited)
initiative, the Company recorded a pre-tax restructuring charge of $3.8 million ($2.6 million after-tax or $0.12 per fully diluted share) in the second quarter of 2009. The restructuring charge primarily consists of employee severance and outplacement services. In the first quarter of 2009, the Company recorded additional employee severance expense of $63,000 pre-tax, or $42,000 after-tax, related to the restructuring action taken in the fourth quarter of 2008. The restructuring charge is classified in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations. The Company estimates that the majority of related payments will be completed by the end of 2009.
          The following table summarizes the segment activity in the restructuring accrual for the nine months ended September 30, 2009:

	Americas	EMEA	APAC	Consolidated
	(in thousands)
Restructuring accrual balance at December 31, 2008	$1,724	$—	$63	$1,787
Restructuring charge	3,019	20	853	3,892
Cash payments	(4,293)	(20)	(900)	(5,213)

Restructuring accrual balance at September 30, 2009	$450	$—	$16	$466

          The balance at September 30, 2009 is included in “Accrued compensation and benefits” and “Accrued and other liabilities” in the Company’s Condensed Consolidated Balance Sheets. The majority of the remaining balance is expected to be paid during 2009.
12. New Accounting Pronouncements
          In June 2009, the FASB issued the FASB Accounting Standards CodificationTM and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification is not intended to change or alter existing GAAP for public companies, it does not have any impact on the Company’s consolidated financial statements.
          In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the subsequent events guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009 and has evaluated any subsequent events through the date of this filing. The adoption of the subsequent events guidance did not have an impact on its consolidated results of operations or consolidated financial position.
          In December 2007, the FASB issued authoritative guidance on business combinations. This guidance will significantly change the accounting for business combinations. Under the business combination guidance, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
(unaudited)
acquisition-date fair value with limited exceptions. This guidance will change the accounting treatment for certain specific acquisition-related items, including by requiring the expensing of acquisition-related costs as incurred and expensing of restructuring costs associated with an acquired business. This guidance also includes a substantial number of new disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The business combination guidance is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects that this guidance will have an impact on its accounting for future business combinations, but the extent of the impact is dependent upon the number, size, and complexity of acquisitions that the Company makes in the future.
     In September 2006, the FASB issued authoritative guidance on fair value measurements, which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. The fair value measurement guidance applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this guidance does not require any new fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB delayed for one year the applicability of fair-value measurements to non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company partially adopted the fair value measurement on January 1, 2008 related to all financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company has adopted fair value measurement for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of fair value measurement for non-financial assets and liabilities did not have a significant impact on the Company’s earnings nor its financial position in the first nine months of 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
          Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.

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
          We manage our business based on three geographic regions: Americas (North America and Latin America), EMEA (Europe, Middle East and Africa), and APAC (Asia Pacific). Geographic revenue is based on the location of the sale. Our international revenue was approximately $16.2 million and $20.3 million for the quarters ended September 30, 2009 and 2008, respectively, which represents approximately 25% of our total revenue for both quarters. Our international revenue was approximately $45.1 million and $64.5 million for the nine months ended September 30, 2009 and 2008, respectively, which represents approximately 24% and 25% of our total revenue for the first nine months 2009 and 2008, respectively. International revenue includes all revenue derived from sales to customers outside the United States.
          At September 30, 2009, we employed approximately 1,850 employees worldwide, of which approximately 950 employees are based outside the United States. Of the 950 international employees, approximately 75%, or nearly 750 employees, are located in our India Development Center. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America.
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
          In October 2009, the International Monetary Fund (“IMF”) provided a World Economic Outlook (“WEO”) update revising its growth projections for 2009 and 2010 upward modestly from its July 2009 WEO update stating “after a deep global recession, economic growth has turned positive, as wide ranging public intervention has supported demand and lowered uncertainty and systemic risk in financial markets. Nonetheless, the recovery is expected to be slow, as financial systems remain impaired, support from public policies will gradually have to be withdrawn, and households in economies that suffered asset price busts will continue to rebuild savings. Risks to the outlook remain on the downside.” The world economy is now projected to shrink 1.0% in 2009 and grow 3.0% in 2010. Advanced economies are projected to expand sluggishly through much of 2010, with unemployment expected to peak at over 10% with annual growth of about 1.25%, following a contraction of 3.5% in 2009. “Consumption will be particularly weak in advanced economies, especially those that experienced credit booms, housing bubbles, and large current account deficits, such as the United States and the United Kingdom.” The U.S. economy is now projected to contract 2.7% in 2009 and grow 1.5% in 2010.
          In July 2009, leading Supply Chain Industry Analyst, AMR Research (“AMR”), published its Global Enterprise Application Market Sizing Report, 2008 – 2013. For the Supply Chain Management Market in 2009, AMR is forecasting negative growth of 6% and is expecting positive, albeit conservative growth in 2010. For software application markets in general, AMR is forecasting a 2% to 6% decline in 2009 based on budget lockdowns and general reluctance by corporations to spend.
          Given the current global economic recession, we believe companies are seeking to protect their balance sheets by reducing debt and hoarding cash, which in turn constrains capital spending such as information technology spending. Consequently, our timing of closing software transactions has been significantly impacted as evidenced in our license revenue trends since the second half of 2008, which in turn affects our revenue and earnings per share. For the nine months ended September 30, 2009, our license revenues declined 60% compared to the nine months ended September 30, 2008, as demand was well below our plans.
          We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Reductions in capital budgets of our customers and prospective customers have had an adverse impact on our ability to sell our solutions, largely we believe as a result of the global economic recession. The deterioration in the current business climate within the United States and geographic regions in which we operate continues to affect customers and prospects decisions regarding timing of capital spending. Timing of deals closed can have a material adverse impact on our business and is likely to further intensify competition in our already highly competitive markets.
Revenue
          License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. In the three and nine months ended September 30, 2009, license revenue totaled $11.4 million, or 17% of total revenue, with gross margins of 89.8% and $20.4 million, or 11% of total revenue, with gross margins of 82.3%, respectively. Our typical license revenue percentage mix of new to existing customers is approximately 50/50. However, due to lower license revenue for the quarter ended September 30, 2009, the percentage mix was approximately 25/75 of new to existing customers.
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
          Services revenue. Our services business consists of professional services (consulting and training) and customer support services and software enhancements. In the third quarter of 2009, our services revenue totaled $46.9 million, or 72% of total revenue, with gross margins of 58.0%. For the nine months ended September 30, 2009, our services revenue totaled $147.2 million, or 80% of total revenue, with gross margins of 56.4%. Professional services accounted for approximately 60% of total services revenue in the third quarter and the first nine months of 2009 and approximately 40% and 50% of total revenue in the third quarter and the first nine months of 2009. When comparing our operating margins to other technology companies, our operating margin profile can be lower due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin as services margins are lower than license revenue margins.
          At September 30, 2009, our consulting services business totaled approximately 900 employees, nearly 50% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.
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
          Typically, our consulting services lag license revenue by several quarters, as implementation services are performed after the purchase of the software. Services revenue growth is contingent upon: 1) license revenue growth, which is influenced by the strength of general economic and business conditions and the competitive position of our software products, 2) customer multiple site implementation timelines and upgrades, which are influenced by the strength of general economic and business conditions specifically impacting our customers, 3) competitive exposure to offshore providers and other consulting companies, 4) price pressure due to competition and general economic and business conditions, and 5) fluctuations in currency rates . All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins and loss of market share.
          For customer support services and software enhancements (“CSSE”), we offer a comprehensive program that provides our customers with software upgrades, when and if available, that offer additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. We offer 24 hour customer support every day of the year plus software upgrades for an annual fee that is paid in advance.
          Our CSSE revenues totaled $19.7 million and $56.9 million in the three and nine months ended September 30, 2009, respectively. CSSE represents approximately 40% of services revenue and approximately 30% of total revenue in the third quarter and the first nine months of 2009. The growth of CSSE revenues is influenced by: 1) new license revenue growth, 2) annual renewal of support contracts, 3) increase in customers through acquisitions, and 4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically 12 months. CSSE renewal revenue is not recognized unless payment is received from the customer.
          Hardware and other revenue. Our hardware and other revenues totaled $7.0 million representing 11% of total revenue with gross margins of 16.7%, and $16.9 million representing 9% of total revenue with gross margin of 16.5%, in the three and nine months ended September 30, 2009, respectively. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.
Product Development
          We intend to continue to invest significantly in research and development (R&D), which historically has averaged about $0.14 of every revenue dollar, to provide market leading solutions that help global manufacturers, wholesalers, distributors, retailers and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the three and nine months ended September 30, 2009 were $8.8 million and $28.2 million, respectively, and for the three and nine months ended September 30, 2008 were $12.5 million and $36.9 million, respectively. At September 30, 2009, our R&D organization totaled approximately 660 employees, located in the U.S. and India, representing about 35% of our total employees worldwide.
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
Cash Flow and Financial Condition
          For the nine months ended September 30, 2009 and 2008, we generated cash flow from operating activities of $38.9 million and $45.5 million, respectively. Our cash and investments at September 30, 2009 totaled $106.0 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding of R&D investment, operations to drive earnings growth and repurchases of common stock.
          At September 30, 2009, we had approximately $15.0 million remaining in share repurchase authority. In 2009, we anticipate that our priorities for the use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2009 for general corporate purposes.

Results of Operations
          The following table summarizes our consolidated results for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Revenue	$65,294	$82,736	$184,528	$261,550
Costs and expenses	54,239	74,289	169,380	230,750
Restructuring charge	—	—	3,892	—
Asset impairment charges	—	5,205	—	5,205

Operating income	11,055	3,242	11,256	25,595
Other income (expense), net	255	927	(382)	3,878

Income before taxes	11,310	4,169	10,874	29,473
Net income	$10,983	$4,309	$10,689	$20,820

Diluted earnings per share	$0.50	$0.18	$0.47	$0.84

Diluted weighted average number of shares	22,175	24,568	22,529	24,736

          We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations. During the three and nine months ended September 30, 2009 and 2008, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2009	2008	2009 to 2008	2009	2008	2009 to 2008
	(in thousands)			(in thousands)
Revenue:
License
Americas	$10,342	$10,782	-4%	$16,520	$39,461	-58%
EMEA	464	1,389	-67%	1,980	7,408	-73%
APAC	554	1,631	-66%	1,908	4,610	-59%

Total license	$11,360	$13,802	-18%	$20,408	$51,479	-60%

Services
Americas	$38,511	$48,834	-21%	$121,070	$148,151	-18%
EMEA	5,868	8,255	-29%	18,823	25,407	-26%
APAC	2,538	2,934	-13%	7,289	8,591	-15%

Total services	$46,917	$60,023	-22%	$147,182	$182,149	-19%

Hardware and Other
Americas	$6,773	$8,341	-19%	$16,235	$26,025	-38%
EMEA	195	439	-56%	572	1,257	-54%
APAC	49	131	-63%	131	640	-80%

Total hardware and other	$7,017	$8,911	-21%	$16,938	$27,922	-39%

Total Revenue
Americas	$55,626	$67,957	-18%	$153,825	$213,637	-28%
EMEA	6,527	10,083	-35%	21,375	34,072	-37%
APAC	3,141	4,696	-33%	9,328	13,841	-33%

Total revenue	$65,294	$82,736	-21%	$184,528	$261,550	-29%

Operating income:
Americas	$10,736	$1,618	564%	$10,589	$19,326	-45%
EMEA	20	1,292	-98%	1,882	5,562	-66%
APAC	299	332	-10%	(1,215)	707	-272%

Total operating income	$11,055	$3,242	241%	$11,256	$25,595	-56%

Financial Summary of Third Quarter 2009 Condensed Consolidated Financial Results
•	Consolidated revenue for the third quarter of 2009 was $65.3 million, compared to $82.7 million in the third quarter of 2008. License revenue was $11.4 million in the third quarter of 2009, compared to $13.8 million in the third quarter of 2008;

•	Operating income for the third quarter of 2009 was $11.1 million compared to $3.2 million in the third quarter of 2008. Third quarter 2008 results include $5.2 million in asset write-downs for a technology company investment and an auction-rate security investment;

•	We reported record diluted earnings per share of $0.50 in the third quarter of 2009, including the release of tax contingency reserves associated with expiring tax audit statutes of limitation for 2005, compared to $0.18 in the third quarter of 2008. Results for the third quarter of 2008 include the impact of the asset write-downs described above and the release of tax contingency reserves associated with expiring tax audit statutes for 2004 and prior;

•	Cash flow from operations was $15.4 million in the third quarter of 2009, compared to $18.4 million in the third quarter of 2008; and

•	Cash and investments on-hand at September 30, 2009 was $106.0 million compared to $90.8 million at June 30, 2009 and $88.7 million at December 31, 2008.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
          The results of our operations for the third quarter of 2009 and 2008 are discussed below.
Revenue

	Three Months Ended September 30,
			% Change	% of Total Revenue
	2009	2008	2009 to 2008	2009	2008
	(in thousands)
License	$11,360	$13,802	-18%	17%	17%
Services	46,917	60,023	-22%	72%	72%
Hardware and other	7,017	8,911	-21%	11%	11%

Total revenue	$65,294	$82,736	-21%	100%	100%

          Our revenue consists of fees generated from the licensing and hosting of software, fees from professional services and customer support and software enhancements, and sales of computer equipment.
          License revenue. License revenue decreased $2.4 million, or 18%, in the quarter ended September 30, 2009 over the same period in the prior year primarily driven by the current global economic recession which has decreased sales and lengthened sales cycles in the global market in 2009. Our Americas, EMEA and APAC license revenues decreased $0.4 million, $0.9 million and $1.1 million, respectively, compared to the same period in the prior year.
          The license sales percentage mix across our product suite in the quarter ended September 30, 2009 was approximately 60/40 of warehouse management solutions to non-warehouse management solutions, respectively. Our warehouse management solutions decreased $0.9 million, or 11%, in the third quarter of 2009 compared to the same quarter in the prior year and non-warehouse management solutions decreased $1.6 million, or 26%, compared to the same quarter in the prior year.
          Services revenue. Services revenue decreased $13.1 million, or 22%, in the third quarter of 2009 compared to the same quarter in the prior year due to a $13.5 million decrease in revenue from professional services partially offset by $0.4 million increase in customer support and software enhancements. The decline in services revenue is primarily due to decreased license sales over the past four quarters. Services revenue for the Americas, EMEA and APAC segments decreased $10.3 million, $2.4 million and $0.4 million, respectively, in the third quarter of 2009 compared to the third quarter of 2008.
          Over the last four quarters, our services revenue decline has primarily been impacted by declining license revenues and delayed or suspended multiple site implementations and/or upgrades, which we believe is due to the global economic recession, which in turn has severely impacted our customer’s capital investment levels, prioritization and timing. Additionally, over the past several years, our services revenue growth and margins have been affected by some pricing pressures. We believe that the pricing pressures are attributable to global macroeconomic conditions and competition.
          Hardware and other. Hardware sales decreased by $0.7 million, or 12% to $5.1 million in the third quarter of 2009 compared to $5.8 million in the third quarter of 2008. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $1.9 million and $3.1 million for the quarters ended September 30, 2009 and 2008, respectively.

Cost of Revenue

	Three Months Ended September 30,
			% Change
	2009	2008	2009 to 2008
	(in thousands)
Cost of license	$1,162	$1,528	-24%
Cost of services	19,697	29,376	-33%
Cost of hardware and other	5,846	7,036	-17%

Total cost of revenue	$26,705	$37,940	-30%

          Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased by $0.4 million, or 24%, in the third quarter of 2009 compared to the same quarter of 2008.
          Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $9.7 million, or 33%, decrease in cost of services in the quarter ended September 30, 2009 was principally due to (i) a $7.4 million decrease in employee-related costs such as salary, benefits and payroll taxes resulting from a decrease in the number of personnel dedicated to the delivery of professional services, (ii) a $0.8 million decrease in bonus expense due to headcount reductions as well as lower achievement of performance based compensation, and (iii) a $0.9 million decrease in travel expenses due to fewer service projects.
          Services gross margin increased 6.9 percentage points to 58.0% in the third quarter of 2009 from 51.1% in the third quarter of 2008. The increase in margin is primarily attributable to the decrease in professional services costs in the third quarter of 2009 driven by our actions to lower headcount to align capacity with demand.
          Cost of hardware and other. Cost of hardware remained level at approximately $4.0 million in the third quarters of 2009 and 2008. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $1.9 million and $3.1 million for the quarters ended September 30, 2009 and 2008, respectively.
Operating Expenses

	Three Months Ended September 30,
			% Change
	2009	2008	2009 to 2008
	(in thousands)
Research and development	$8,781	$12,546	-30%
Sales and marketing	8,626	11,579	-26%
General and administrative	7,462	9,099	-18%
Depreciation and amortization	2,665	3,125	-15%
Asset impairment charges	—	5,205	-100%

Operating expenses	$27,534	$41,554	-34%

          Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended September 30, 2009 decreased $3.8 million, or 30%, compared to the same quarter of the prior year. This decrease was mainly attributable to the decrease of $2.7 million in employee-related costs such as salary, benefits and payroll taxes resulting from lower headcount. The balance of the decrease was due to lower operating expenses and performance based bonus expense.

          Our principal research and development activities have focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates integration with Enterprise Resource Planning (ERP) and other supply chain solutions. For the quarters ended September 30, 2009 and 2008, we did not capitalize any research and development costs.
          Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $3.0 million, or 26% in the third quarter of 2009 compared to the same quarter of the prior year. This decrease was mainly attributable to lower headcount accounting for (i) a $2.2 million decrease in employee-related costs such as salary, benefits, and payroll taxes, and (ii) a $0.5 million decrease in travel expense.
          General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The $1.6 million, or 18% decrease in general and administrative expenses during the quarter ended September 30, 2009 was primarily attributable to a decrease of $1.2 million of employee-related expenses such as salary benefits and payroll taxes.
          Depreciation and amortization. Depreciation expense amounted to $1.9 million and $2.4 million for the quarters ended September 30, 2009 and 2008, respectively. Amortization of intangibles associated with various acquisitions totaled $0.7 million and $0.8 million for the quarters ended September 30, 2009 and 2008, respectively.
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
Operating Income
          Operating income for the third quarter of 2009 of $11.1 million increased by $7.8 million as compared to operating income of $3.2 million in the third quarter of 2008. Operating margins improved to 16.9% for the third quarter of 2009 up from 3.9% for the third quarter of 2008. Operating income and margins increased primarily due to an increase in license revenue in the third quarter of 2009 combined with lower operating expenses. The third quarter of 2008 operating margins included $5.2 million in asset write-downs.
Other Income and Taxes

	Three Months Ended September 30,
			% Change
	2009	2008	2009 to 2008
	(in thousands)
Other income, net	$255	$927	-72%
Income tax provision (benefit)	327	(140)	-334%

          Other income, net. Other income, net principally includes interest income, foreign currency gains and losses and other non-operating expense. Other income, net decreased $0.7 million in the third quarter of 2009 compared to the third quarter of 2008 due to the fluctuation of the U.S. dollar relative to foreign currencies and the decrease in interest income. We recorded a net foreign currency gain of $0.3 million and $0.5 million during the three months ended September 30, 2009 and 2008, respectively. The foreign currency gains and losses principally resulted from gains or losses on intercompany balances with subsidiaries and foreign-denominated accounts receivable due to the fluctuation of the U.S. dollar relative to other foreign currencies, principally the Indian Rupee, the British Pound, and the Chinese Yuan. Interest income decreased $0.3 million for the third quarter of 2009 from $0.4 million for the third quarter of 2008 due to the lower average interest rate earned in the third quarter of 2009. The weighted-average interest rate earned on cash and investment securities during the three month periods ended September 30, 2009 and 2008 was less than 1% in both periods.
          Income tax provision (benefit). Our effective income tax rate was a provision of 2.9% for the quarter ended September 30, 2009 and a benefit of 3.4% for the quarter ended September 30, 2008. The effective tax rate in the third quarter of 2009 included the release of income tax reserves resulting from expiration of tax audit statutes for U.S. federal income tax returns filed for 2005 partially offset by the establishment of $0.8 million in tax reserves associated with the treatment of currency gains under our transfer pricing policy with one of our foreign subsidiaries. The effective tax benefit in the third quarter of 2008 included the release of income tax reserves resulting from expiring tax audit statutes for U.S. federal income tax returns filed for 2004 and prior partially offset by $0.6 million tax expense on the repatriation of cash from a foreign subsidiary and the asset impairment charges for which no tax benefit was recorded.
Financial Summary for the first nine months of 2009 Condensed Consolidated Financial Results
•	Consolidated revenue for the nine months ended September 30, 2009 was $184.5 million compared to $261.6 million for the nine months ended September 30, 2008. License revenue was $20.4 million for the nine months ended September 30, 2009, compared to $51.5 million for the nine months ended September 30, 2008;
•	Operating income was $11.3 million for the nine months ended September 30, 2009, which included a restructuring charge of $3.9 million, compared to $25.6 million for the nine months ended September 30, 2008, which included asset write-downs of $5.2 million;
•	Diluted earnings per share for the nine months ended September 30, 2009 was $0.47 compared to $0.84 for the nine months ended September 30, 2008. Results for the first nine months of 2009 include pre-tax restructuring charges of $3.9 million, or $0.12 per share, and the release of tax contingency reserves associated with expiring tax audit statutes for 2005. Results for the first nine months of 2008 include pre-tax impairment charges of $5.2 million, or $0.21 per share, and the release of tax contingency reserves associated with expiring tax audit statutes for 2004 and prior; and
•	For the nine months ended September 30, 2009, the Company repurchased approximately 1.3 million common shares at an average share price of $15.93 for a total investment of $20.0 million.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
          The results of our operations for the nine months ended September 30, 2009 and 2008 are discussed below.
Revenue

	Nine Months Ended September 30,
			% Change	% of Total Revenue
	2009	2008	2009 to 2008	2009	2008
	(in thousands)
License	$20,408	$51,479	-60%	11%	20%
Services	147,182	182,149	-19%	80%	69%
Hardware and other	16,938	27,922	-39%	9%	11%

Total revenue	$184,528	$261,550	-29%	100%	100%

          License revenue. License revenue decreased $31.1 million, or 60%, to $20.4 million in the nine months ended September 30, 2009 over the same period in the prior year, primarily driven by the current global economic recession, which has decreased sales and lengthened sales cycles in the global market in 2009 as customers and prospects have constrained capital spending. Our Americas, EMEA and APAC license revenue decreased $22.9 million, $5.4 million, and $2.7 million, respectively, compared to the same period in the prior year.
          The license sales percentage mix across our product suite in the nine months ended September 30, 2009 was approximately 60/40 of warehouse management solutions to non-warehouse management solutions, respectively. Our warehouse management solutions decreased $14.7 million, or 54%, in the first nine months of 2009 compared to the same period in the prior year and non-warehouse management solutions decreased $16.4 million, or 68%, compared to the same period in the prior year.
          Services revenue. Services revenue decreased $35.0 million, or 19%, in the first nine months of 2009 compared to the same period in the prior year principally due to a $35.0 million, or 28%, decrease in professional services revenue due to decreased license sales. The Americas, EMEA and APAC segments decreased $27.1 million, $6.6 million, and $1.3 million, respectively, for the first three quarters of 2009 compared to the first three quarters of 2008.
          Hardware and other. Hardware sales decreased by $7.2 million, or 39%, to $11.1 million in the first nine months of 2009 compared to $18.3 million in the first nine months of 2008. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from year to year. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. For the nine months ended September 30, 2009 and 2008, reimbursements by customers for out-of-pocket expenses were approximately $5.8 million and $9.6 million, respectively.
Cost of Revenue

	Nine Months Ended September 30,
			% Change
	2009	2008	2009 to 2008
	(in thousands)
Cost of license	$3,621	$4,313	-16%
Cost of services	64,173	90,512	-29%
Cost of hardware and other	14,144	22,619	-37%

Total cost of revenue	$81,938	$117,444	-30%

          Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased $0.7 million, or 16%, in the first nine months of 2009 compared to the first nine months of 2008, primarily due to a 60% decrease in license revenue.

          Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. Cost of services decreased $26.3 million, or 29%, in the nine months ended September 30, 2009 compared to the same period in the prior year principally due to (i) a $18.2 million decrease in employee-related costs such as salary, benefits and payroll taxes resulting from a decrease in the number of professional services personnel due to headcount reduction initiatives in the fourth quarter of 2008 and the second quarter of 2009 to align capacity with demand, (ii) a $4.4 million decrease in bonus expense caused by headcount reductions as well as lower achievement of performance based compensation, and (iii) a $2.9 million decrease in travel expenses due to fewer services projects.
     Services gross margin increased 6.1 percentage points to 56.4% in the first nine months of 2009 from 50.3% in the first nine months of 2008. The increase in services margin is attributable to the decrease in professional services costs in the current year driven by our actions to lower headcount to align capacity with demand.
          Cost of hardware and other. Cost of hardware decreased $4.9 million to approximately $8.4 million in the first nine months of 2009 from approximately $13.3 million in the first nine months of 2008. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $5.7 million and $9.3 million for the nine months ended September 30, 2009 and 2008, respectively.
Operating Expenses

	Nine Months Ended September 30,
			% Change
	2009	2008	2009 to 2008
	(in thousands)
Research and development	$28,196	$36,911	-24%
Sales and marketing	27,731	39,827	-30%
General and administrative	22,675	27,037	-16%
Depreciation and amortization	8,840	9,531	-7%
Asset impairment charges	—	5,205	-100%
Restructuring charge	3,892	—	100%

Operating expenses	$91,334	$118,511	-23%

          Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. The decrease of $8.7 million, or 24%, in research and development expenses for the first nine months of 2009 compared to the same period of the prior year was mainly attributable to (i) a decrease in employee-related costs such as salary, benefits and payroll taxes of $5.4 million resulting from lower headcount and other expense reduction initiatives, (ii) a decrease in bonus expense of $1.8 million caused by the decline in total revenue and earnings per share, and (iii) reduction in travel expense of $0.7 million.
          Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. The $12.1 million, or 30%, decrease in sales and marketing expenses in the nine months ended September 30, 2009 compared to the same period of 2008 was attributable to lower headcount and license revenue which resulted in: (i) a $6.3 million decrease in employee-related costs such as salary, benefits, payroll taxes and stock compensation expense, (ii) a $4.0 million decrease in bonus and commission expense, and (iii) a $2.1 million decrease in travel expenses. These decreases were partially off-set by an increase of $0.8 million in marketing programs.
          General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The net decrease of $4.4 million, or 16%, in general and administrative expenses during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily attributable to a $2.0 million decrease in employee-related expense such as salary, benefits, payroll taxes and a $1.0 million reduction in bonus expense due to the decline in total revenue and earnings per share.
          Depreciation and amortization. Depreciation expense amounted to $6.6 million and $7.0 million for the nine months ended September 30, 2009 and 2008, respectively. Amortization of intangibles associated with various acquisitions totaled $2.2 million and $2.5 million for the nine months ended June 30, 2009 and 2008, respectively.
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
Operating Income
          Income from Operations. Operating income for the nine months ended September 30, 2009 of $11.3 million decreased by $14.3 million as compared to operating income of $25.6 million for the nine months ended September 30, 2008. The decrease was based on a consolidated revenue decline of 29%. Operating margins were 6.1% and 9.8% for the first nine months of 2009 and 2008, respectively. Operating income in the Americas, EMEA and APAC segments for the nine months ended September 30, 2009 decreased by $8.7 million $3.7 million and $1.9 million, respectively. Operating income and margins declined primarily due to lower license revenues and the restructuring charge of $3.8 million in the second quarter of 2009.
Other (Expense) Income and Taxes

	Nine Months Ended September 30,
			% Change
	2009	2008	2009 to 2008
	(in thousands)
Other (expense) income, net	$(382)	$3,878	-110%
Income tax provision	185	8,653	-98%
          Other (expense) income, net. Other (expense) income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other expense for the nine months ended September 30, 2009 was $0.4 million compared to other income of $3.9 million for the same period in the prior year, which is principally attributable to fluctuation of the U.S. dollar relative to other foreign currencies and the decrease in interest income. We recorded a net foreign currency loss of $0.6 million and a net foreign currency gain of $2.5 million during the nine months ended September 30, 2009 and 2008, respectively. The foreign currency gains and losses resulted from gains or losses on intercompany balances with subsidiaries and foreign-denominated accounts receivable due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee, the British Pound and the Euro. Interest income decreased $1.1 million to $0.3 million for the nine months ended September 30, 2009 from $1.4 million for the nine months ended September 30, 2008 based on lower average investment balances and low interest rate in the first nine months of 2009. The weighted-average interest rate earned on cash and investment securities during the nine month periods ended September 30, 2009 and 2008 was approximately 30 basis points and 185 basis points, respectively.
          Income tax provision. Our effective income tax rates were 1.7% and 29.4% in the nine months ended September 30, 2009 and 2008, respectively. The effective tax rate in the first nine months of 2009 included the release of income tax reserves resulting from expiration of tax audit statutes for U.S. federal income tax returns filed for 2005 partially offset by the establishment of $0.8 million in tax reserves associated with the treatment of currency gains under our transfer pricing policy with one of our foreign subsidiaries. The effective tax rate in the first nine months of 2008 included the release of income tax reserves resulting from expiring tax audit statutes for U.S. federal income tax returns filed for 2004 and prior partially offset by $0.6 million tax expense on the repatriation of cash from a foreign subsidiary and the asset impairment charges for which no tax benefit was recorded.
Liquidity and Capital Resources
          As of September 30, 2009, we had approximately $106.0 million in cash, cash equivalents and investments, as compared to $90.8 million at June 30, 2009 and $88.7 million at December 31, 2008. Our main source of operating cash flows is cash collections from our customers, which we use to fund our operations. Our primary use of cash is to support continuing operations and capital expenditure requirements and to repurchase our common stock in the open market.
          Our operating activities generated cash flow of approximately $38.9 million and $45.5 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in cash flow from operations was attributable to lower revenue partially offset by strong accounts receivable collections. Days sales outstanding (“DSO”) were 59 days at September 30, 2009 and 78 days at December 31, 2008.
          Our investing activities used cash of approximately $1.6 million for the nine months ended September 30, 2009 and provided cash of $14.7 million for the nine months ended September 30, 2008. The use of cash for investing activities for the nine months ended September 30, 2009 was for capital expenditures of approximately $1.7 million. The sources of cash provided by investing activities for the nine months ended September 30, 2008 was net maturities of investments of approximately $21.6 million offset by capital expenditures of approximately $6.8 million.
          Our financing activities used cash of approximately $20.0 million and $22.0 million for the nine months ended September 30, 2009 and 2008, respectively. The principal use of cash for financing activities for the nine months ended September 30, 2009 was to purchase approximately $20.6 million of our common stock including $0.6 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $0.6 million. The principal use of cash for financing activities for the nine months ended September 30, 2008 was to purchase approximately $25.1 million of our common stock, partially offset by proceeds generated from options exercised of $3.0 million.
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

          Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions were made. To the extent there are material differences between those estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that we believe reflect our more significant estimates, judgments and assumptions, which we have identified as our critical accounting policies are: Revenue Recognition, Allowance for Doubtful Accounts, Valuation of Goodwill, Accounting for Income Taxes, Stock-based Compensation, and Business Combinations.
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
          We recognize license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. Revenue recognition for software with multiple-element arrangement requires recognition of revenue using the “residual method” when (a) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (b) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (c) all other applicable revenue-recognition criteria for software revenue recognition, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.
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
          In accordance with the other presentation matters within Revenue Recognition Topic of the FASB Accounting Standards Codification, we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in hardware and other revenue.

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
Valuation of Goodwill
          In accordance with Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification, we do not amortize goodwill and other intangible assets with indefinite lives. Our goodwill is subject to an annual impairment test, which requires us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.
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
Accounting for Income Taxes
          We provide for the effect of income taxes on our financial position and results of operations in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset.
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
Foreign Business
          Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, Germany, France, Australia, Japan, China, Singapore and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recorded a foreign exchange loss of $0.6 million and a foreign exchange gain of $2.5 million for the nine months ended September 30, 2009 and 2008, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income (expense), net” in our Condensed Consolidated Statements of Operations. A fluctuation of 10% in the period end exchange rates at September 30, 2009 relative to the U.S. dollar would result in approximately a $0.2 million change in the reported foreign currency loss for the nine months ended September 30, 2009.

Interest Rates
          We invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from operations. At September 30, 2009, our cash and investments balance totaled $106.0 million, of which $103.2 million is 100% liquid. The remaining investments totaling $2.8 million are invested in auction rate securities.
          Our investments in marketable securities consist principally of debt instruments of state and local government agencies and U.S. corporate commercial paper. These investments are categorized as available-for-sale securities and recorded at fair market value. At September 30, 2009, we held $6.5 million of investments in auction rate securities, which had original maturities greater than one year, but which had auctions to reset the yield every 7 to 35 days. The fair values of these auction rate securities considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions of our valuation could have a significant impact on the value of these securities, which may cause losses and affect our liquidity specifically for these securities potentially requiring us to record an impairment charge on these investments in the future. Certain auctions failed during 2008 and the underlying securities were not called by the issuer. During 2008, we recorded an other-than-temporary impairment charge of $3.5 million on one of these investments. During 2009 and 2008, we also recorded temporary impairment charges of $0.2 million on these investments, resulting in $2.8 million in total auction rate securities investments on the balance sheet at September 30, 2009. We reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. The remaining $2.8 million of auction rate securities held by us at September 30, 2009 were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments have high credit ratings, and we intend and have the ability to hold these securities until maturity or until called. We will continue to evaluate the fair value of our investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
          Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash and investment securities was less than 1% for the three and nine months ended September 30, 2009 as compared to less than 1% and 2% for the three and nine months ended September 30, 2008, respectively. The fair value of cash equivalents and investments held at September 30, 2009 was $60.1 million. Based on the average investments outstanding during the three months ended September 30, 2009, an increases or decreases of 25 basis points would result in an approximately $0.2 million increases or decreases to interest income.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
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

Changes in Internal Control over Financial Reporting
          During the nine months ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.
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
          The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended September 30, 2009. All repurchases related to the repurchase program were made on the open market.

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number	Average	as Part of Publicly	of Shares that August Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
July 1 – July 30, 2009	2,717	$16.53	—	$14,985,564
August 1 – August 31, 2009	—	—	—	14,985,564
September 1 – September 30, 2009	299	18.29	—	14,985,564

Total	3,016	$16.70	—	$14,985,564

          All shares repurchased during the quarter ended September 30, 2009 are shares withheld for taxes due upon vesting of restricted stock

Item 3.	Defaults Upon Senior Securities.
     No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Submission of Matters to a Vote of Security Holders.
     No events occurred during the quarter covered by the report that would require a response to this item.

Item 5.	Other Information.
     No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.
Date: October 30, 2009	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: October 30, 2009	/s/ Dennis B. Story
Dennis B. Story
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002