Form 10-K
period 2009-12-31
MANHATTAN ASSOCIATES INC
filed 2010-02-19
CIK 1056696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2009 was $409,955,193, which was calculated based upon a closing sales price of $18.22 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of February 17, 2010, the Registrant had outstanding 22,612,924 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
          The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2010 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2009

Forward-Looking Statements
In addition to historical information, this Annual Report may contain “forward-looking statements” relating to Manhattan Associates, Inc. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance, the impact of acquisitions, availability of technical personnel, changes in customer requirements and general economic conditions. Additional factors are set forth in the “Risk Factors” in Part I, Item 1A of this Annual Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results. Our Annual Report on Form 10-K is available through our Website at www.manh.com.
PART I
Item 1. Business
Overview
          We develop, sell, deploy, service and maintain supply chain software solutions that help organizations optimize business advantages gained through those solutions while effectively managing the long-term costs of operating them. Supply chain solutions help organizations ensure that the right products are available to the right customers at the right time and at the right cost, so that organizations can build customer loyalty, differentiate their brands, and calibrate costs and revenues to align with organizational goals. Some key benefits of implementing our solutions include:
•	Mastering channel proliferation by being able to forecast and manage inventory, sales and returns through multiple channels (stores, web sites, catalogs, call centers) independently, yet execute customer interactions as a united entity to deliver consistent brand experiences, optimize revenue, and mitigate unnecessary and duplicative costs.

•	Coordinating workflows and communication with other participants in a supply chain ecosystem, including suppliers, customers and transportation providers;

•	Increase visibility across the supply network to improve sales and customer order fill rates while reducing network inventory;

•	Balancing transportation and inventory costs with desired service levels by channel;

•	Increasing productivity and asset utilization in distribution centers, transportation networks and delivery channels to improve return on supply chain investments, including storage, labor, inventory and transportation investments;

•	Improving compliance with customer requirements, including radio frequency identification (RFID) and electronic product code (EPC) requirements; and

•	Accelerating eco-friendliness through “green” initiatives such as reducing carbon footprints and greenhouse gas emissions and improving reuse and recycling.
Figure 1: Manhattan MORE TM depicts Manhattan’s Optimized Roadmap to Excellence, our comprehensive methodology for delivering customer value through supply-chain-centered people, principles, products, protocols and processes. We build long-term customer relationships through our Customer Excellence Lifecycle, which leverages our software, expertise and enriched services in a high-touch cycle of engagement, deployment and adoption for continuous supply chain advancement.

          Our point of view is that a platform-based approach is the best way to optimize supply chains and supply chain ecosystems, meaning all of the interdependent elements both within and external to an organization that interact to impact how effectively, efficiently and economically that organization’s supply chain operates. Supply chain ecosystems encompass disparate functions within an organization that affect its supply chain (such as distribution, transportation, order lifecycle management, inventory optimization, and planning and forecasting) as well as interactions with entities outside the organization but integral to its supply chain, including manufacturers, suppliers, distributors, trading partners, transportation providers, channels (such as catalogers, store retailers, call centers and Web outlets) and consumers.
          Platform Thinking™ is the term we use to describe the intelligence that infuses the way we design our software, consult with our customers and deliver our solutions. Our rationale is built on this premise: Making decisions about inventory, orders, transportation, and distribution in isolation without considering data, workflows and inputs from each discipline in the supply chain and from its ecosystem can lead to more costly and suboptimal decisions. This is because each of these areas generates cost and service-level consequences that impact the others directly or indirectly. Platform Thinking gives organizations a unified view of their supply chains by replacing “silo thinking” with Whole Chain Awareness™, a blend of insight and execution capabilities across supply chains and supply chain ecosystems that delivers advanced levels of visibility, agility, responsiveness and economy for organizations that depend on their supply chains for uncommon and strategic advantage.
          We deliver these benefits in a market-differentiating way through a comprehensive array of supply-chain-centered people, principles, products, protocols and processes we call Manhattan MORE™: Manhattan’s Optimized Roadmap to Excellence (See Figure 1). These elements work together to coordinate insights, people, workflows, assets, events and tasks holistically across supply chain functions from planning through execution. They also help to coordinate actions, data exchange and communication among participants in supply chain ecosystems.
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
Industry Background
          Globalization and technological advances have radically altered competition, service expectations and business operating imperatives for modern organizations. Pressures such as outsourcing, sales and distribution channel proliferation and convergence, growing item diversity and volume to satisfy evolving global consumer demands, fluctuating fuel costs, global labor sourcing, and regulatory and security requirements motivate organizations to closely examine not only their supply chain operations, but also how they interact in supply chain ecosystems that interlink suppliers, trading partners, manufacturers, sellers, distributors, transporters, channels and customers. We believe this is because mastering supply chains and ecosystems in unique ways is necessary to create sustainable competitive advantages in today’s globally interacting commerce environment.
          Profitable operations, brand leadership and customer loyalty depend not only on product mix, but also on the blends of services—including availability, channel choice, pricing options, return policies, ease of buying, ease of delivery and technical or operational support—that uniquely surround those products to satisfy targeted customer desires in competitively differentiating ways. Supply chain solutions not only help organizations manage logistics operations, but also enable them to coalesce data, workflows, events and tasks from across the web of suppliers, trading partners, customers and other participants in a supply chain ecosystem to make optimal business decisions.
          Organizations apply supply chain technology, software and services to solve identified operational inefficiencies or create operational advantages in ways that can scale as their businesses grow. They also look to easily integrate supply chain solutions with other technology, such as enterprise resource planning (ERP) systems, customer relationship management (CRM) systems, e-business systems, material handling equipment (MHE) and other solutions involved in creating efficient, competitive and profitable operations.
Manhattan Associates’ Software Solution Portfolios
          Our platform-based supply chain software solution portfolios – Manhattan SCOPE® and Manhattan SCALETM – are designed with our Platform Thinking approach to deliver both business agility and total cost of ownership advantages to customers. Manhattan SCOPE (Supply Chain Optimization, Planning through Execution, depicted in Figure 2) leverages our Supply Chain Process Platform (SCPP, depicted in Figure 3) to unify the full breadth of the supply chain, while Manhattan SCALE (Supply Chain Architected for Logistics Execution, depicted in Figure 4) leverages Microsoft’s .NET® platform to unify logistics functions.

          Our solutions operate across Unix, IBM System I, Linux and Microsoft.NET computing platforms, as well as on multiple hardware platforms and systems. Because supply chain solutions necessarily interact with other business operation systems, our solutions are designed to interoperate with software from other providers as well as with a company’s existing legacy systems. This interfacing and open system capability enables customers to continue using existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide adapters for many ERP systems to enhance system communication and reduce implementation costs, including (but not limited to) Oracle, SAP and Microsoft Dynamics AX. We also offer certain of our solutions in both premise software and hosted Software-as-a-Service (SaaS) models so that customers can select the option that best meets their requirements for control, flexibility, cost of ownership, and time-to-deployment.
Manhattan SCOPE ®
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

Figure 2: Manhattan SCOPE ® Supply Chain Optimization, Planning through Execution, is a portfolio of supply chain solution suites that leverage our Supply Chain Process Platform to enable high degrees of operational insight, performance, agility and optimization at a tightly-managed and overall lower total cost of ownership. This platform-based architecture also enables combining different elements of different solution suites into X-Suite solutions to address specific supply chain challenges.
Supply Chain Platform Applications
          SCOPE Platform Applications span the entire portfolio to provide key visibility, intelligence and adaptive functionality across the enterprise. These solutions offer the broad supply chain insight and analytics that are critical to an executive’s ability to proactively manage the holistic supply chain. Whether deployed with our Solution Suite applications or integrated with other enterprise systems, our Platform Applications provide a comprehensive range of event and schedule tracking; alerts and notifications; inventory, order and shipment visibility; cost monitoring and tracking; leading-edge analytics, and reporting with graphical depictions of critical supply chain performance metrics.
Supply Chain Solution Suites
          Each Solution Suite is designed to enable users to proactively plan, monitor and execute against supply chain objectives.
          Planning and Forecasting enables organizations to sense and respond to demand, and to support all levels of enterprise merchandise planning, from strategic level planning down to assortment and key item planning. Our Demand Forecasting solution leverages a unique Unified Forecasting MethodTM(UFM) to enable organizations to optimally forecast and manage – by specific channel – challenging planning and forecasting situations, including forecasting buying patterns for seasonal items, intermittently sold items, and items that sell in different patterns and at different paces in different channels.
          Inventory Optimization enables enterprises to reduce overall network inventory to release working capital while improving sales and customer order fill rates. Inventory Optimization also provides analytical tools to better balance the financial trade-off between improving customer service levels and overall inventory investments. Our Multi-Echelon solution helps organizations manage distribution networks with more than one type or level of distribution center between the supplier and the end point. Vendor Managed Inventory and Collaboration Gateway solutions help formulate tighter, lasting relationships with key trading partners, such as replenishing products into customers’ locations or sharing key supply chain performance indicators.
          Order Lifecycle Management is designed to optimize order fulfillment across a distributed supply chain. By managing orders across all channels from inception to sourcing physical fulfillment—and ultimately through physical returns when applicable —Order Lifecycle Management helps to optimize inventory deployment while reducing overall fulfillment costs.
          Transportation Lifecycle Management optimizes all aspects of transporting product through supply chains by improving multiple product delivery dimensions, such as speed, accuracy and cost.
          Distribution Management is designed to effectively manage the key assets required to run complex distribution operations, and to move goods and information through a warehouse with precision and velocity. The suite enables (among other processes) knowing what inventory will be arriving at a distribution center; receiving, putting away and shipping inventory, and managing distribution-related labor.
X-Suite Solutions
          X-Suite Solutions leverage Manhattan’s SCPP to synthesize capabilities of two or more solutions or solution components to solve a specific supply chain problem. Flow Management and Extended Enterprise Management are X-Suite Solutions. Flow Management synthesizes Demand Forecasting, Replenishment, Supply Chain Visibility, Distributed Order Management and Warehouse Management, while Extended Enterprise Management synthesizes Supplier Enablement, Hub Management, Transportation Enablement, Store / Consumer Gateway, Collaborative Gateway, Supply Chain Visibility and Supply Chain Event Management.

          Flow Management improves the agility of the supply chain while reducing the volume of inventory required to deliver defined customer service levels. In a flow-through distribution model, goods literally “flow” directly from arriving at a distribution center to being shipped to their destination, without being put away in the interim. Businesses achieve the greatest benefit from a flow-through distribution model only by synchronizing demand management, inventory optimization, purchase order allocations, and the physical distribution of inventory. Flow Management enables organizations to evolve from a facilities-based distribution model to a more holistic, network-based model. Organizations leverage Flow Management to free inventory to drive maximum profitability and customer service across channels; redirect inbound supply directly to customers, alternate stores or distribution centers based on real-time demand signals: and optimize cross-channel inventory by using the same enterprise-wide supply planning and inventory management process
          Extended Enterprise Management connects organizations with supply chain ecosystem participants to create insight to supply chain events and improve how goods are ordered and move through supply chains. The solution facilitates quick and fluid interactions with trading partners, optimizes order management, creates compliant case labels and advanced shipment notifications upstream, assures quality inventory and shipments, and senses and responds efficiently to supply chain events to increase on-time delivery rates, improve inventory control and meet demand expectations.
Supply Chain Process Platform
          At the foundation of Manhattan SCOPE is our Supply Chain Process Platform (SCPP), which utilizes a service-oriented architecture (SOA), common data model, collaborative gateways and an optimization engine (among other constructs) to facilitate supply chain transformations that help our customers create and sustain competitive advantages. Specific elements of Manhattan’s SCPP, along with related core benefits, are detailed in Figure 3.
          Among its overall benefits, our SCPP enables customers using multiple Manhattan SCOPE applications to achieve Cross-Application OptimizationTM. Cross-Application Optimization is our term for the compound benefits derived not only from optimizing multiple functional supply chain elements individually, but also collectively by considering factors across multiple functions in a supply chain (warehouse management, transportation, inventory and labor, for example) simultaneously, so that their individual and related impacts inform each decision to determine the optimal course of action for the organization as a whole. Our SCPP’s common architecture also enables customers to speed implementations, simplify upgrades, and achieve lower total cost of ownership over time.

Figure 3: Manhattan’s Supply Chain Process Platform provides the foundation for Manhattan SCOPE Solution Suites, Platform Applications, and X-Suite Solutions. This common architecture provides agility and business differentiation advantages to operations executives while also simplifying maintenance and upgrade paths and lowering the total cost of ownership over time for information technology and financial executives.
Manhattan SCALE TM
          SCALE is our portfolio of logistics execution solutions built on the Microsoft®.NET platform. It is targeted toward companies with execution-focused supply chain needs that require speed-to-value, resource-light system configuration and maintenance, and the ability to quickly scale their logistics operations up or down in response to market fluctuations or business requirement changes. SCALE combines the features of Trading Partner Management, Yard Management, Warehouse Visibility and Optimization, Warehouse Management and Transportation Execution, as shown in Figure 4.
          Because SCALE leverages a common platform, solutions share common data elements, and each user can access all applications through a single sign-on. Users also can set up “dashboards” that enable easy access to real-time information most relevant to their jobs. SCALE’s ease of deployment, operation and support make it a popular choice for organizations operating in countries with emerging and developing economies, and where technical support resources are limited.

Figure 4: Manhattan’s Supply Chain Architected for Logistics Execution is a portfolio of logistics solutions that leverages the Microsoft®.NET platform and is designed for organizations that want to improve their logistics operations quickly with limited technical resources. SCALE also is a popular solution choice for organizations operating in countries with emerging supply chain ecosystems.
Professional Services
          We advise and assist our customers in planning and implementing our solutions through our global Professional Services Organization. To ensure long-term successful customer relationships, consultants assist customers with the initial deployment of our systems, the conversion and transfer of the customer’s historical data onto our systems, and ongoing training, education and system upgrades. We believe our Professional Services teams enable customers to implement our solutions knowledgeably and in the appropriate amount of time; help customers achieve expected results from system investments; continuously identify new opportunities for supply chain advancements; and meaningfully add to our industry-specific knowledge base to inform future implementations and product innovations.
          Although our Professional Services are optional, substantially all of our customers use at least some portion of these services to implement and support our software solutions. Professional Services typically are rendered under time and materials-based contracts, with services typically billed by the hour. Professional Services sometimes are rendered under fixed-fee based contracts, with payments due on specific dates or milestones. We believe that increased sales of our software solutions will drive higher demand for our consulting services.

          We believe our Professional Services team delivers unique supply chain expertise to our customers through industry-specific “best-practices” protocols and processes developed through the collective knowledge we have gained in more than 3,300 installations worldwide. We also extensively train our consulting personnel on supply chain operations and on our solutions.
          Business consultants, systems analysts and technical personnel assist customers in all phases of implementing our systems, including planning and design, customer-specific module configuration, on-site implementation or conversion from existing systems, and integration with customer systems such as Enterprise Resource Planning (ERP), Ecommerce Platforms and Material Handling Equipment (MHE) systems. At times, third-party consultants, such as those from major systems integrators, assist our customers with certain implementations.
Customer Support Services and Software Enhancements
          We offer a comprehensive program that provides our customers with software upgrades for additional or improved functionality, and technological advances incorporating emerging supply chain and industry initiatives. Over the past three years, our annual renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. We are able to remotely access customer systems to perform diagnostics, provide on-line assistance, and facilitate software upgrades. We offer 24 hour customer support every day of the year, plus software upgrades for an annual fee that is paid in advance and is based on the solutions the customer has and the service level required. Software upgrades are provided under this program on a when-and-if- available basis.
Training
          We offer training in a structured environment for new and existing users. Training programs are provided at fixed fees per-person, per-class, and cover topics such as (but not limited to) solution use, configuration, implementation and system administration. Several computer-based training programs can be purchased for a fixed fee for use at client sites.
Hardware Sales
          Along with software licenses, and as a convenience for our customers, we sell a variety of hardware developed and manufactured by others, including (but are not limited to) computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We sell all hardware pursuant to agreements with manufacturers or through distributor-authorized reseller agreements. These agreements entitle us to purchase hardware at discount prices, and to receive technical support during product installations and in the event of any subsequent product malfunctions. We do not maintain significant hardware inventory as we generally purchase hardware from vendors only after receiving a customer order.
Strategy
          Our objective is to extend our position as the best global supply chain solutions provider for supply chain leaders, meaning organizations intent on creating and sustaining market advantages by leveraging supply chain solutions. Our solutions help global distributors, wholesalers, retailers, logistics providers and manufacturer successfully manage accelerating and fluctuating market demands, as well as master the increasing complexity and volatility of their local and global supply chains. We believe our solutions are advanced, highly functional and highly scalable. They are designed to enable organizations to: create customer experiences consistent with their brand values; improve relationships with suppliers, customers and logistics providers; leverage investments across supply chain functions; effectively manage costs; and meet dynamically changing customer requirements. We believe our solutions are uniquely positioned to holistically optimize supply chains from planning through execution, and that customers can leverage this holistic approach to create operational and market advantages. Strategies to accomplish our objectives include (but are not limited to) the following:
          Develop and Enhance Software Solutions. We intend to continue to focus our research and development resources on enhancing our supply chain solutions. We offer what we believe to be the broadest and most richly-featured software portfolio in the supply chain solutions marketplace. To continuously expand functionality and value, we plan to continue to provide enhancements to existing solutions and to introduce new solutions to address evolving industry standards and market needs. We identify these opportunities through our Product Management, Professional Services, Customer Support and Account Management organizations, through interactions such as ongoing customer consulting engagements and implementations; sessions with our solution user groups; association with leading industry analyst and market research firms; and participation on industry standards and research committees.

Our solutions address needs in various vertical markets, including retail, consumer goods, food and grocery, logistics service providers, industrial and wholesale, high technology and electronics, life sciences and government. We intend to continue to enhance our solutions to meet the dynamic requirements of these and new vertical markets as business opportunities dictate.
          Expand International Presence. We believe that our solutions offer significant benefits to customers in markets outside the United States, and for organizations with global operations. Approximately 930 Manhattan employees work outside the United States to build international sales, service our international clients, and further develop our solutions. We have offices in Australia, China, France, India, the Netherlands, Shanghai, Singapore and the United Kingdom, as well as representatives in Mexico and Japan, and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa and Asia. Our Europe, Middle East, and Africa (EMEA) operations support sales, implementation services and customer support functions for a number of customers across the Middle East, concentrated in countries we consider politically and economically stable, such as Saudi Arabia, United Arab Emirates, Kuwait, Turkey, Israel, and Oman. Our Asia Pacific (APAC) operations service emerging opportunities in China, Southeast Asia and India, as well as more established markets in Australia and New Zealand. Our international strategy includes leveraging the strength of our relationships with current U.S.-based customers that also have significant overseas operations, and pursuing strategic marketing partnerships with international systems integrators and third-party solution providers.
          Expand Our Strategic Alliances and Indirect Sales Channels. We currently sell our products primarily through our direct sales personnel, and through partnership agreements with a select number of organizations in emerging markets where we do not currently have a direct sales presence. We have worked on joint projects and joint sales initiatives with industry-leading consultants and software systems implementers, including most of the large consulting firms and other systems consulting firms specializing in our targeted industries, to supplement our direct sales force and professional services organization. We have been expanding our indirect sales channels through reseller agreements, marketing agreements, and agreements with third-party logistics providers. These alliances extend our market coverage and provide us with new business leads and access to trained implementation personnel.
          Acquire or Invest in Complementary Businesses. We continuously evaluate strategic acquisition opportunities of technologies, solutions and businesses that are consistent with our platform-based strategy and enable us to enhance and expand our supply chain planning and execution solutions and service offerings. Preferred acquisition targets are those that would: be complementary to our existing solutions and technologies; expand our geographic presence and distribution channels; extend our presence into additional vertical markets with challenges and requirements similar to those we currently serve; and further solidify our leadership position within the primary components of supply chain planning and execution.
Sales and Marketing
          We employ multi-disciplinary sales teams that consist of professionals with industry experience in sales and technical sales support. To date, we have generated the majority of our revenue from software sales through our direct sales force. We plan to continue to invest in our sales, services and marketing organizations within the United States, EMEA, and APAC, and to pursue strategic marketing partnerships. We conduct comprehensive global marketing programs that include prospect profiling and targeting, lead generation, public relations, analyst relations, trade show attendance and sponsorships, supply chain conference hosting, online marketing, joint promotion programs with vendors and consultants, and ongoing customer communication programs.
          Our sales cycle typically begins with the generation of a sales lead — through in-house telemarketing efforts, targeted promotions, web inquiries, trade show presence, speaking engagements, hosted seminars, or other means of referral — or the receipt of a request for proposal from a prospective customer. Leads are qualified and opportunities are closed through a process that includes telephone-based assessments of requirements; responses to requests for proposals; presentations and product demonstrations; site visits and/or reference calls with organizations already using our supply chain solutions; and contract negotiations. Sales cycles vary substantially from opportunity to opportunity, but typically require six to twelve months.
          In addition to new customer sales, we plan to continue to leverage our existing customer base to drive revenue from system upgrades, sales of additional licenses of purchased solutions, and sales of new or add-on solutions. To efficiently penetrate emerging global markets, we leverage indirect sales channels, including sales through reseller agreements, marketing agreements and agreements with third-party logistics providers. To extend our market coverage, generate new business leads and provide access to trained implementation personnel, we leverage strategic alliances with systems integrators skilled at implementing our solutions. Business referrals and leads are positively influenced by systems integrators, which include most of the large consulting firms and other systems consulting firms specializing in our targeted industries.

          Our Manhattan Value Partner (Manhattan MVP™) and Manhattan GeoPartner™ programs foster joint sales and marketing with other organizations. Manhattan Value Partners are proven software and hardware providers, trusted third-party integrators and consultants who bring added value to customer engagements through vertical industry knowledge or technical specialization. Manhattan MVPs support and complement our supply chain solutions so we can provide customers with a comprehensive approach that is suited to their business requirements. This collaborative program is designed to benefit both Manhattan and our partners through tailored joint marketing, sales and, in some cases, co-development efforts. Among others, Manhattan MVPs include Accenture, Deloitte, IBM, Microsoft and Motorola. Manhattan GeoPartners represent a select group of companies that sell and implement our solutions in specific geographies around the world, each providing valuable localized expertise to meet customer needs in areas such as Western Europe, Eastern Europe, Russia, the Middle East, Latin America, Africa and the Asia Pacific region.
Customers
          To date, our customers have been suppliers, manufacturers, distributors, retailers and logistics providers in a variety of industries. The following table sets forth a representative list of customers that contracted to purchase solutions and services from us in 2009.

ACCO Brands Benelux
ACH Food Companies Inc.
American Clubs
American Textile Company, Inc.
Amerisource Bergen
APL Co.
Archbrook Laguna
Avon Products, Inc.
Better Life Commercial Chain Share Co.
Brinkmann Corporation
BUT International SAS
Carolina Logistics Services LLC
CEVA Logistics Singapore
CEVA Logistics U.S., Inc.
Chanel (Australia)
CJSC Proconsim
Complete Entertainment Services LTD
Costa Group Pty
Daqing Qingkelong Chain Commerce & Trade Co.
DHL Logistics Singapore
Dongguan Jiarong Supermarket Co.
ERC LLC
Excell Home Fashions, Inc.
Express Scripts, Inc.
Famous Footwear
Farmacias de Similares
Fasteners for Retail
Fitness Quest, Inc.
Freight Mark Sdn Bhd
Fruit of the Loom
Geba
Genco Distribution Systems, Inc.
Genuine Parts Company
Goya Foods, Inc.
Groveport LLC
Guess?, Inc
Guru Denim, Inc.
Half Price Books
Hayneedle
HoMedics
Houghton Mifflin Company
J&P Cycles, Inc.
J. Knipper and Company, Inc.
Jasco Products Company LLC
Jefferson Smurfit Corporation
Jones Apparel Group
Kem Krest Corporation
Kuehne & Nagel
Kwik Trip, Inc.
Lerentang Medicine Group
LeSaint Logistics
MAN
Marketing Services by Vectra
MARR Russia
Milan Express, Inc.
Mirror Show Management, Inc.
Movianto UK
MTI LLC
Mulberry Group Plc
Nalsani S.A.
New Balance Athletic Shoe, Inc.
Noppies
Orchard Brands, Inc.
O’Reilly Automotive, Inc.
Panalpina Management AG
PepsiCo, Inc.
Perfect 10 Satellite Distribution, Inc.
Performance Team Freight Systems
Performance, Inc.
Propak Development, Inc.
PT Multitrend Indo
Republic National Distributing Company
ResMed Corp.
RGH Enterprises, Inc.
Richline Group, Inc.
River Island Clothing Company
SamsonOpt
Shandong JiaJiaYue Group Co.
Shanghai TingTong Logistics
Sigma-Aldrich
Simplehuman LLC
Southern Wine & Spirits of America, Inc.
SpeedFC, Inc.
Sturm Foods, Inc.
Sulyn Industries, Inc.
Teva Phamaceutical USA
The Bear Factory Limited
The Beistle Company
The Orvis Company
The Travis Association for the Blind
Thermwell Products Co., Inc.
Tractor Supply Company
True Religion
United Natural Foods, Inc.
Vanity Fair Brands Europe
Vie Cosmetics Group
Weldom
Wirtz Corporation
WWRD United Kingdom
Yarrows Family Bakers

          Our top five customers in aggregate accounted for 11% of total revenue for each of the years ended December 31, 2009 and 2008 and 13% of total revenue for the year ended December 31, 2007, respectively. No single customer accounted for more than 10% of revenue in 2009, 2008 or 2007.

Product Development
          We focus our development efforts on adding new functionality to existing solutions; integrating our various solution offerings; enhancing the operability of our solutions across our Supply Chain Process Platform and across distributed and alternative hardware platforms, operating systems and database systems; and developing new solutions. We believe that our future success depends, in part, on our ability to continue to enhance existing solutions, to respond to dynamically changing customer requirements, and to develop new or enhanced solutions that incorporate new technological developments and emerging supply chain and industry standards. To that end, development frequently focuses on base system enhancements and incorporating new user requirements and features into our solutions. As a result, we deliver packaged, highly configurable solutions with increasingly rich functionality rather than custom-developed software. We also deliver interface toolkits for many major ERP systems to enhance communication and improve data flows between our core solutions and our clients’ host systems.
          We leverage internal and external scientific advisors to inform our solution strategies and research and development approaches with the most advanced thinking on supply chain opportunities, challenges and technologies. Our internal research team is comprised of Ph.D.-credentialed math and science experts who work on creating and solving algorithms and other constructs that advance the optimization capabilities and other aspects of our solutions. Our external Science Advisory Board unites the thinking of experts from leading educational institutions known for their supply chain disciplines, and practitioners from organizations deploying supply chain technology in innovative and market-advancing ways. Together, our Research Team and Science Advisory Board inform both the practical business approaches and the mathematical and scientific inventiveness of our solutions.
          We conduct most development internally in order to retain development knowledge and promote programming standards continuity. However, we may periodically outsource some projects that can be performed separately and/or that require special skills. We also use third-party research and development companies to localize our products into Chinese, French, Japanese, and Spanish. Since 2002 we have operated a development center in Bangalore, India, which houses approximately 450 research and development professionals.
          Our research and development expenses for the years ended December 31, 2009, 2008 and 2007 were $36.7 million, $48.4 million and $46.6 million, respectively. We intend to continue to invest significantly in product development.
Competition
          Our solutions are solely focused on the supply chain planning and execution markets, which have been consolidating rapidly, are intensely competitive, and are characterized by rapid technological change. The principal competitive factors affecting the markets for our solutions include: industry expertise; company and solution reputation; company viability; compliance with industry standards; solution architecture; solution functionality and features; integration experience, particularly with ERP providers and material handling equipment providers; ease and speed of implementation; proven return on investment; historical and current solution quality and performance; total cost of ownership; solution price; and ongoing solution support structure. We believe that we compete favorably with respect to each of these factors.
          Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as at the enterprise as a whole. Our existing competitors include:
•	Corporate information technology departments of current or potential customers capable of internally developing solutions;

•	Enterprise Resource Planning (ERP) vendors, including Oracle, SAP, and Infor, among others;

•	Supply chain execution vendors, including RedPrairie Holding, Inc., HighJump Software Inc., CDC Software Corporation and Sterling Commerce, Inc. (an AT&T company), among others;

•	Supply chain planning vendors, including JDA Software Group, Inc., and SAS Institute Inc., among others; and

•	Smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or supply chain planning solutions that apply in specific countries and/or globally.
          We anticipate facing increased competition from ERP and Supply Chain Management (SCM) applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. For instance, both Oracle and SAP have entered the market for supply chain management applications. Compared with us, these companies and other competitors and potential competitors have longer operating histories; significantly more financial, technical, marketing and other resources; greater name recognition; broader solutions; and larger installed bases of customers. To the extent that ERP and SCM vendors or other large competitors develop or acquire systems with functionality comparable or superior to ours, their larger customer bases, long-standing customer relationships, and ability to offer broader solutions outside the scope of supply chain could create significant competitive advantage for them. It also is possible that new competitors or alliances among current and/or new competitors may emerge to win significant market share. Increased competition could result in price reductions, fewer customer orders, reduced earnings and margins and loss of market share. In turn, this could have a material adverse effect on our business, results of operations, cash flow, and financial condition.
          We believe we have established meaningful competitive advantages and have built barriers to market entry through our supply chain expertise; our platform-based solution approach; our track record of continuous supply chain innovation and investment; our strong and endorsing customer relationships; our significant success in deploying and supporting supply chains for market-leading companies; and our ability to out-execute others in identifying sales opportunities and demonstrating expertise throughout the sales cycle. However, to further our market success, we must continue to respond promptly and effectively to technological change and competitors’ innovations. Consequently, we cannot assure that we will not be required to make substantial additional investments in research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future.
International Operations: Segments
          We have three reporting segments, based on geographic location: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). For further information on our segments, see Note 8 to our consolidated financial statements. Our international revenue was approximately $58.0 million, $81.5 million and $68.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, which represents approximately 24%, 24% and 20% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have approximately 930 employees outside the United States.
Proprietary Rights
          We rely on a combination of copyright, trade secret, trademark, service mark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We have registered trademarks for Manhattan Associates and the Manhattan Associates logo, as well as Manhattan SCOPE, SCOPE and a number of solutions and features. We also have trademark applications submitted for Manhattan SCALE, SCALE, Manhattan MORE, Transportation Lifecycle Management, Order Lifecycle Management, Distributed Order Management, Extended Enterprise Management and Flow Management. We generally enter into confidentiality and assignment-of-rights agreements with our employees, consultants, clients and potential clients and limit access to, and distribution of, our proprietary information. We license our solutions to our customers and restrict the customer’s use for internal purposes and do not give customers the right to sublicense the solutions. However, we believe that this provides us only limited protection. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot ensure that we will successfully deter misappropriation or independent third-party development of our technology, or that we can prevent an unauthorized third party from copying or obtaining and using our products or technology. In addition, policing unauthorized use of our solutions is difficult, and while we are unable to determine the extent to which piracy of our software solutions exists, as is the case with any software company, piracy could become a problem.
          As the number of supply chain management solutions increases and solution functionality continues to overlap, companies that develop software may increasingly become subject to claims of infringement or misappropriation of intellectual property rights. Third parties may assert infringement or misappropriation claims against us in the future for current or future products. Any claims or litigation, with or without merit, could be time-consuming, result in costly litigation, divert management’s attention and cause product shipment delays or require us to enter into royalty or licensing arrangements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such claims or litigation could also have a material adverse effect on our business, financial condition and results of operations.
          We may be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations, regardless of the final litigation outcome. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot assure that we will be successful in doing so, or that the steps we take in this regard will adequately deter misappropriation or independent third party development of our technology, or effectively prevent an unauthorized third party from copying or otherwise obtaining and using our products or technology. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
Employees
          As of December 31, 2009, we employed 1,819 full time people, including 146 in sales and marketing, 873 in services, 641 in research and development (“R&D”) and 159 in general and administration. By geography, we have 889 employees based in the Americas, 143 employees in EMEA, and 787 employees in APAC and India.
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
Item 1A. Risk Factors
          You should consider the following factors in evaluating our business or an investment in our common stock. If any of the following or other risks actually occurs, our business, results of operations, cash flow and financial condition could be materially adversely affected. In such case, the trading price of our common stock could decline.
          Our performance can be negatively impacted by global macroeconomic or other external influences which could have a material adverse effect on our business, results of operations, cash flow and financial condition. We are a technology company selling technology-based solutions with total pricing, including software and services, in many cases, exceeding $1.0 million. Reductions in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our solutions. We believe that the deterioration in the current business climate within the United States and/or other geographic regions in which we operate, continued delays in capital spending, or the timing of deals closed could have a material adverse impact on our business and our ability to compete, and is likely to further intensify in our already intensely competitive markets.
          Disruptions in the financial and credit markets and economic downturns may adversely affect our business, results of operations, cash flow and financial condition. Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers. Decreased capital and maintenance spending could have a material adverse effect on the demand for our products and our business, results of operations and financial condition. Disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, such as the events that began in the second half of 2008 and are continuing to some extent presently, may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in the delay or cancellation of projects or capital programs on which our business depends. Our revenue declined from $337.2 million for the year ended December 31, 2008 to $246.7 million for the year ended December 31, 2009, which we believe was due in large part to disruptions in the financial and credit markets and economic downturns

          In addition, continuing weakness or further deterioration in regional economies or the world economy could negatively impact the capital and maintenance expenditures of our customers and end users. There can be no assurance that government responses to the disruptions in the financial markets or to weakening economies will restore confidence, stabilize markets or increase liquidity and the availability of credit. These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, or their ability to pay for our products and services after purchase.
          We may not be able to continue to successfully compete with other companies. We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings. Our current competitors come from many segments of the software industry and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. We face competition for product sales from:
•	the corporate information technology departments of current or potential customers capable of internally developing solutions;

•	Enterprise Resource Planning (ERP) vendors, including Oracle, SAP, and Infor, among others;

•	supply chain execution vendors, including RedPrairie Holding, Inc., HighJump Software Inc., CDC Software Corporation and Sterling Commerce, Inc. (an AT&T company), among others;

•	supply chain planning vendors, including JDA Software Group, Inc., and SAS Institute Inc., among others; and

•	smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or supply chain planning solutions that competes with our Supply Chain Solutions.
          We anticipate facing increased competition in the future from ERP and SCM applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. For instance, both Oracle and SAP have entered the market for supply chain management applications. These companies, and many of our other competitors and potential competitors, have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader offering of products and a larger installed base of customers than we do. To the extent such ERP and SCM vendors or other large competitors develop or acquire systems with functionality comparable or superior to our solutions, their significant installed customer bases, long-standing customer relationships and ability to offer a broad solution could provide them a significant competitive advantage over our solutions. In addition, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in price reductions, fewer customer orders, reduced earnings and margins and loss of market share. In turn, this could have a material adverse effect on our business, results of operations, cash flow and financial condition.
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
          Our operating results are substantially dependent on one line of business. We continue to derive our revenues from sales of our SCM solutions software and related services and hardware. Any factor adversely affecting the markets for SCM solutions could have an adverse effect on our business, results of operations, cash flow and financial condition. Accordingly, our future operating results will depend on the demand for our SCM products and related services and hardware by our customers, including new and enhanced releases that we subsequently introduce. We cannot assure you that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change or other factors would reduce our total revenues and harm our ability to maintain profitability.
          Our operating results are difficult to predict and could cause our stock price to fall. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to forecast for several reasons, including the following: the varying sales cycle for our products and services from customer to customer, including multiple levels of authorization required by some customers; the varying demand for our products; customers’ budgeting and purchasing cycles; potential deferral of license revenue well after entering into a license agreement due to extended payment terms, significant software modifications, future software functionality deliverables or other negotiated terms that preclude software revenue recognition under U.S. general accepted accounting principles; delays in our implementations at customer sites; timing of hiring new services employees and the rate at which these employees become productive; timing of introduction of new products; development and performance of our distribution channels; market and economic disruptions; and timing of any acquisitions and related costs.
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
          Most of our expenses, including employee compensation and rent, are relatively fixed. In addition, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses. As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. Historical growth rates may not be a good indicator of future operating results. You should not rely on our historical quarterly revenue and operating results to predict our future performance.
          Our future revenue is dependent upon continuing license sales which in turn drives sales of post-contract support and professional services. We are dependent on our new customers as well as our large installed customer base to purchase additional software licenses, post-contract support and professional services from us. Our post-contract support agreements are generally for a one-year term and our professional services agreements generally only cover a particular engagement. In future periods customers may not license additional products, and in turn may not renew post-contract support agreements or purchase additional professional services from us. If our customers decide not to license or purchase these products and services from us, or if they reduce the scope of their post-contract support or hosting or professional services agreements, our revenue could decrease, significantly having a material adverse effect on our business, results of operations, cash flow and financial condition.
          In addition, many of our customers are using older versions of our products for which we are no longer developing any further upgrades or enhancements. While we intend to migrate our customers who are using these versions to newer versions or products, there can be no assurance that these customers will do so. If customers using older versions of our products decide not to license our current software products, or decide to discontinue the use of our products and associated post-contract support services, our revenue could decrease and our operating results could be materially adversely affected.
          We encounter long sales cycles, particularly with our larger customers, which could have an adverse effect on the amount, timing and predictability of our revenue, adversely affecting our business, results of operations, cash flow and financial condition. Our products have lengthy sales cycles, which typically extend from six to twelve months and may take up to several years. Potential and existing customers, particularly larger enterprise customers, often commit significant resources to an evaluation of available solutions and services and require us to expend substantial time and resources in connection with our sales efforts. The length of our sales cycles also varies depending on the type of customer to which we are selling, the product being sold and customer requirements. We may incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale. Many of the key risks relating to sales processes are beyond our control, including: our customers’ budgetary and scheduling constraints; the timing of our customers’ budget cycles and approval processes; our customers’ willingness to replace their currently deployed software solutions; and general economic conditions.
          As a result of these lengthy and uncertain sales cycles of our products and services, it is difficult for us to predict when customers may purchase products or services from us, thereby affecting when we can recognize the associated revenue, and our operating results may vary significantly and may be adversely affected. The length of our sales cycle makes us susceptible to having pending transactions delayed or terminated by our customers if they decide to delay or withdraw funding for IT projects. Our customers may decide to delay or withdraw funding for IT projects for various reasons, including, but not limited to, global economic cycles and capital market fluctuations.
          Delays in implementations of our products could adversely impact us. Due to the size of most of our software implementations, our implementation cycle can be lengthy and may result in delays. Our products may require modification or customization and must integrate with many existing computer systems and software programs of our customers. This can be time-consuming and expensive for customers and can result in implementation and deployment delays of our products. Additional delays could result if we fail to attract, train and retain services personnel, or if our alliance companies fail to commit sufficient resources towards implementing our software. These delays and resulting customer dissatisfaction could limit our future sales opportunities, impact revenue and harm our reputation.
          Our pricing models may need to be modified due to price competition. The competitive markets in which we operate may oblige us to reduce our prices in order to contend with the pricing models of our competitors. If our competitors discount certain products or services, we may choose to lower prices on certain products or services in order to attract or retain customers. Any such price modifications would likely reduce margins and could adversely affect our business, results of operations, cash flow and financial condition.
          Our ability to license our software is highly dependent on the quality of our services offerings, and our failure to offer high quality services could adversely affect our software licensing revenue and results of operations. Most of our customers rely to some extent on our professional services to aid in the implementation of our software solutions. Once our software has been installed and deployed, our customers may depend on us to provide them with ongoing support and resolution of issues relating to our software. Therefore, a high level of service is critical for the continued marketing and sale of our solutions. If we or our partners do not efficiently and effectively install and deploy our software products, or succeed in helping our customers quickly resolve post-deployment issues, our ability to sell software products to these customers would be adversely affected and our reputation in the marketplace and with potential customers could suffer. In turn, our business, results of operations, cash flow and financial condition could be materially adversely affected.
          Our failure to manage the growth of our operations may adversely affect our business, results of operations, cash flow and financial condition. We plan to continue to increase the scope of our operations domestically and internationally. This growth may place a significant strain on our management systems and resources. We may further expand domestically or internationally through internal growth or through acquisitions of related companies and technologies. For us to effectively manage our growth, we must continue to: maintain continuity in our executive officers; develop the management skills of our managers and supervisors; attract, retain, train and motivate our employees; improve our operational, financial and management controls; improve our reporting systems and procedures; and enhance management and information control systems.
          Our international operations have many associated risks. We continue to expand our international operations, and these efforts require significant management attention and financial resources. We may not be able to successfully penetrate international markets or if we do, there can be no assurance that we will grow our business in these markets at the same rate as in North America. Because of the complex nature of this expansion, it may adversely affect our business, results of operations, cash flow and financial condition.
          In the last several years, we opened new international offices in China, France, Australia, India, Japan and Singapore. These openings constituted a substantial expansion of our international presence, which, prior to 2002, consisted principally of offices in the United Kingdom and the Netherlands. We have committed resources to the opening and integration of international sales offices and the expansion of international sales and support channels. Our efforts to develop and expand international sales and support channels may not be successful. International sales are subject to many risks and difficulties, including those arising from the following: building and maintaining a competitive presence in new markets; staffing and managing foreign operations; managing international systems integrators; complying with a variety of foreign laws; producing localized versions of our products; import and export restrictions and tariffs; enforcing contracts and collecting accounts receivable; unexpected changes in regulatory requirements; reduced protection for intellectual property rights in some countries; potential adverse tax treatment; less stringent adherence to ethical and legal standards by prospective customers in some countries; language and cultural barriers; currency fluctuations; political and economic instability abroad; and seasonal fluctuations may arise from the lower sales that typically occur during the summer months in Europe and other parts of the world.
     Our operating results may include foreign currency gains and losses. Due to our international operations, we conduct a portion of our business in currencies other than the United States dollar. Our revenues, expenses, operating profit and net income are affected when the dollar weakens or strengthens in relation to other currencies. In addition, we have a large development center in Bangalore, India that does not have a natural in market revenue hedge to mitigate currency risk to our operating expense in India. Fluctuations in the value of other currencies, particularly the Indian rupee on expenses, can significantly affect our revenues, expenses, operating profit and net income.

          Fluctuations in our hardware sales may adversely affect us. A portion of our revenue in any period is comprised of the resale of a variety of third-party hardware products to purchasers of our software. Our customers may choose to purchase this hardware directly from manufacturers or distributors of these products. We view sales of hardware as non-strategic. We perform this service to our customers seeking a single source for their supply chain execution needs. Hardware sales are difficult to forecast and fluctuate from quarter to quarter, leading to unusual comparisons of total revenue and fluctuations in profits. If we are not able to increase our revenue from software licenses and services or maintain our hardware revenue, our business, results of operations, cash flow and financial condition may be adversely affected.
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
          Our liability to clients may be substantial if our systems fail. Our products are often critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. If our products fail to function as required, we may be subject to claims for substantial damages. Courts may not enforce provisions in our contracts that would limit our liability or otherwise protect us from liability for damages. Defending a lawsuit, regardless of its merit, could be costly and divert management’s time and attention. Although we maintain general liability insurance coverage, including coverage for errors or omissions, this coverage may not continue to be available on reasonable terms or in sufficient amounts to cover claims against us. In addition, our insurer may disclaim coverage as to any future claim. If claims exceeding the available insurance coverage are successfully asserted against us, or our insurer imposes premium increases, large deductibles or co-insurance requirements on us, our business, results of operations, cash flow and financial condition could be adversely affected.
          We incorporate third-party software in our solutions, the failure or unavailability of which could adversely affect our ability to sell, support and service our products. We incorporate and include third-party software into and with certain of our products and solutions and expect to continue to do so. The operation of our products could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software.
          In addition, there can be no assurance that these third parties will continue to make their software available to us on acceptable terms, or at all; not make their products available to our competitors on more favorable terms; invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software; or remain in business. Any impairment in our relationship with these third parties or our ability to license our otherwise use their software could have a material adverse effect on our business, results of operations, cash flow and financial condition.
          The use of open source software in our products may expose us to additional risks and harm our intellectual property. Some of our products use or incorporate software that is subject to one or more open source licenses. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms.

          While we monitor the use of all open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products and solutions, we could, under certain circumstances, be required to disclose the source code to our products and solutions. This could harm our intellectual property position and have a material adverse effect on our business, results of operations, cash flow and financial condition.
          If we are unable to develop software applications that interoperate with computing platforms developed by others, our business, results of operations, cash flow and financial condition may be adversely affected. We develop software applications that interoperate with operating systems, database platforms and hardware devices developed by others, which we refer to collectively as computing platforms. If the developers of these computing platforms do not cooperate with us or we are unable to devote the necessary resources so that our applications interoperate with those computing platforms, our software development efforts may be delayed and our business and results of operations may be adversely affected. When new or updated versions of these computing platforms are introduced, it is often necessary for us to develop updated versions of our software applications so that they interoperate properly with these computing platforms. We may not accomplish these development efforts quickly or cost-effectively, and it is difficult to predict what the relative growth rates of adoption of these computing platforms will be. These development efforts require substantial investment, the devotion of substantial employee resources and the cooperation of the developers of the computing platforms. For some computing platforms, we must obtain some proprietary application program interfaces from the owner in order to develop software applications that interoperate with the computing platforms. Computing platform providers have no obligation to assist in these development efforts. If they do not provide us with assistance or the necessary proprietary application program interfaces on a timely basis, we may experience delays or be unable to expand our software applications into other areas.
          The computing platforms we use may not continue to be available to us on commercially reasonable terms. Any loss of the right to use any of these systems could result in delays in the provision of our products and services and our results of operations may be adversely affected. Defects in computing platforms could result in errors or a failure of our products which could harm our business.
          Our software may contain undetected errors or “bugs,” resulting in harm to our reputation and operating results. Software products as complex as those offered by us might contain undetected errors or failures when first introduced or when new versions are released. We cannot assure you, despite testing by us and by current and prospective customers that errors will not be found in new products or product enhancements after commercial release. Any errors found could cause substantial harm to our reputation, result in additional unplanned expenses to remedy any defects, delay the introduction of new products, result in the loss of existing or potential customers and/or cause a loss in revenue. Further, such errors could subject us to claims from our customers for significant damages, and we cannot assure you that courts would enforce the provisions in our customer agreements that limit our liability for damages. In turn, our business, results of operations, cash flow and financial condition could be materially adversely affected.
          Our business may require additional capital. We may require additional capital to finance our growth or to fund acquisitions or investments in complementary businesses, technologies or product lines. Our capital requirements may be impacted by many factors, including: demand for our products; the timing of and extent to which we invest in new technology; the timing of and extent to which we acquire other companies; the level and timing of revenue; the expenses of sales and marketing and new product development; the success and related expense of increasing our brand awareness; the cost of facilities to accommodate a growing workforce; the extent to which competitors are successful in developing new products and increasing their market share; and the costs involved in maintaining and enforcing intellectual property rights.
          To the extent that our resources are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. However, additional funding, if needed, may not be available on terms attractive to us, or at all. In addition, since we have historically financed our growth through cash flow from operations and available cash, our relative inexperience in accessing the credit or capital markets may impair our ability to do when if the need arises. Our inability to raise capital when needed could have a material adverse effect on our business, results of operations, cash flow and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our company by our current shareholders would be diluted.
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
          Our growth is dependent upon the successful development of our direct and indirect sales channel mix. We believe that our future growth also will depend on developing and maintaining a successful direct sales force and strategic relationships with systems integrators and other technology companies. Our strategy is to continue to increase the proportion of customers served through direct and indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop our sales channels. This investment could adversely affect our operating results if these efforts do not generate license and service revenue necessary to offset this investment. Also, our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales disproportionate to direct sales could reduce our average selling prices and result in lower gross margins and earnings. In addition, sales of our products through indirect channels will reduce our consulting service revenues, as the third-party systems integrators provide these services. As indirect sales increase, our direct contact with our customer base will decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, these systems integrators and third-party software providers may develop, acquire or market products competitive with our products.
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
          Our failure to adequately protect our proprietary rights may adversely affect us. Our success and ability to compete is dependent in part upon our proprietary technology. We cannot assure you that we will be able to protect our proprietary rights against unauthorized third-party copying or use. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements, licensing arrangements, and contractual commitments, to establish and protect our proprietary rights. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our rights to the same extent, as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Any infringement of our proprietary rights could negatively impact our future operating results. Furthermore, policing the unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources. In turn, our business, results of operations, cash flow and financial condition could be materially adversely affected.
          Our liability for intellectual property claims can be costly and result in the loss of significant rights. It is possible that third parties will claim that we have infringed their current or future products. We expect that SCM software developers like us will increasingly be subject to infringement claims as the number of products grows. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to pay monetary damages or to enter into royalty or licensing agreements, any of which could negatively impact our operating results. We cannot assure you that these royalty or licensing agreements, if required, would be available on terms acceptable to us, if at all. We also may be required to indemnify our customers for damages they suffer as a result of such infringement. We cannot assure you that legal action claiming patent infringement will not be commenced against us, or that we would prevail in litigation given the complex technical issues and inherent uncertainties in patent litigation. If a patent claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software. Any of these events could seriously harm our business, results of operations, cash flow and financial condition.
          Mergers or other strategic transactions involving our competitors could weaken our competitive position or reduce our revenue. Our competitors have been consolidating, which may make them more formidable competitors to us. Competing with stronger companies may cause us to experience pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations, cash flow and financial condition. Our competitors may establish or strengthen their cooperative relationships with vendors, systems integrators, third-party consulting firms or other parties. Established companies may not only develop their own products but may also acquire or partner with our current competitors. If any of these events occur, our revenue and profitability could significantly decline.
          Our business, results of operations, cash flow and financial condition may be adversely affected if we cannot integrate acquired companies or manage joint ventures. We may from time to time acquire companies with complementary products and services. These acquisitions will expose us to increased risks and costs, including those arising from the following: assimilating new operations and personnel; diverting financial and management resources from existing operations; and integrating acquired technologies. We may not be able to generate sufficient revenue from any of these acquisitions to offset the associated acquisition costs.
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
          We may also evaluate joint venture relationships with complementary businesses. Any joint venture we enter into would involve many of the same risks posed by acquisitions, particularly the following: risks associated with the diversion of resources; the inability to generate sufficient revenue; the management of relationships with third parties; and potential additional expenses.
          Our stock price has been highly volatile. The trading price of our common stock has fluctuated significantly since our initial public offering in April 1998. In addition, the trading price of our common stock could be subject to wide fluctuations in response to various factors, including: global macro-economic contraction impacting demand for SCM solutions; quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; developments with respect to patents or proprietary rights; changes in financial estimates by securities analysts; and mergers, acquisitions and combinations involving our competitors or us.
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

Item 1B. Unresolved Staff Comments
          As of December 31, 2009, we do not have any unresolved written comments that we received from the SEC more than 180 days before December 31, 2009.
Item 2. Properties
          Our principal administrative, sales, marketing, support and research and development facility is located in approximately 176,000 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through September 30, 2018. We have additional offices under multi-year agreements in Indiana. We also occupy facilities outside of the United States under multi-year agreements in the United Kingdom, the Netherlands, France, China, Japan, Singapore, India and Australia. We also occupy offices under short-term agreements in other geographical regions. We believe our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.
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
Item 4. Submission of Matters to a Vote of Security Holders
          There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.
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
     Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq Global Select Market for the periods indicated:

Fiscal Period	High Price	Low Price
2009
First Quarter	$17.32	$13.98
Second Quarter	19.18	14.21
Third Quarter	20.42	15.42
Fourth Quarter	24.88	19.83
2008
First Quarter	$25.75	$21.74
Second Quarter	26.77	21.35
Third Quarter	25.87	21.34
Fourth Quarter	21.79	13.82

          On February 17, 2010, the last reported sales price of our common stock on the Nasdaq Global Select Market was $24.45 per share. The number of shareholders of record of our common stock as of February 17, 2010 was approximately 30.
          We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.
Equity Compensation Plan Information
          The following table provides information regarding our current equity compensation plans as of December 31, 2009:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders	5,768,961	$25.29	2,417,073
Equity compensation plans not approved by security holders	—	—	—

Total	5,768,961	$25.29	2,417,073

          Additional information regarding our equity compensation plans can be found in Note 2 of the Notes to our Consolidated Financial Statements.
Purchase of Equity Securities
          The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended December 31, 2009. All repurchases related to the repurchase program were made on the open market.

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the Plans
Period	Purchased(a)	Paid per Share	Programs	or Programs
October 1 - October 31, 2009	2,653	$20.36	—	$14,985,564
November 1 - November 30, 2009	—	—	—	14,985,564
December 1 - December 31, 2009	114,932	24.28	114,932	12,195,422

Total	117,585	$24.19	114,932	$12,195,422

(a)	October shares represent shares withheld for taxes due upon vesting of restricted stock.
          During the year ended December 31, 2009, we repurchased a total of 1,371,038 shares at an average price per share of $16.63 under our publicly-announced buy-back program. In January 2010, the Board of Directors approved raising our remaining share repurchase authority from $12.2 million to $25.0 million of Manhattan Associates outstanding common stock.
Item 6. Selected Financial Data
          You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2009, 2008 and 2007, and the balance sheet data as of December 31, 2009 and 2008, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006, and 2005 are derived from audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except per share data)
Statement of Income Data:
License revenue	$57,119	$66,543	$73,031	$65,313	$34,686
Total revenue	$246,404	$288,868	$337,401	$337,201	$246,667
Operating income	$30,277	$30,755	$43,058	$25,963	$21,142
Net income	$18,635	$19,331	$30,751	$22,798	$16,562
Earnings per diluted share	$0.64	$0.69	$1.13	$0.94	$0.73

	December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$93,675	$131,057	$72,772	$88,706	$123,014
Total assets	$273,398	$314,893	$271,660	$270,221	$264,711
Shareholders’ equity	$205,398	$237,140	$185,705	$179,839	$183,365
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
Business Overview
          We are a leading developer and implementer of supply chain software solutions that help organizations optimize their supply chain operations from planning through execution. Our platform-based supply chain software solution portfolios – Manhattan SCOPE® and Manhattan SCALETM – are designed to deliver both business agility and total cost of ownership advantages to customers. Manhattan SCOPE (Supply Chain Optimization, Planning through Execution) leverages our Supply Chain Process Platform (SCPP) to unify the full breadth of the supply chain, while Manhattan SCALE (Supply Chain Architected for Logistics Execution) leverages Microsoft’s .NET® platform to unify logistics functions.
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
          In 2009, we generated $246.7 million in total revenue with a revenue mix of: license revenues 14%; services 77%; and hardware and other revenue 9%.
          We manage our business based on three geographic regions: North America and Latin America (Americas), Europe, Middle East and Africa (EMEA), and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $58.0 million, $81.5 million and $68.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, which represents approximately 24%, 24% and 20% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2009, we employed approximately 1,820 employees worldwide, of which 930 employees are based outside the United States. Of the 930 international employees, approximately 75%, or nearly 720 employees, are located in our India Development Center. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America.
Global Economic Trends and Industry Factors
          Global macro economic trends, technology spending and supply chain management market growth are important barometers for our business. In 2009, approximately 76% of our total revenue is generated in the United States, 11% in EMEA and the balance in APAC, Canada and Latin America. In addition, industry analysts project that approximately two-thirds of every supply chain software solutions dollar invested is spent in the United States; consequently, the health of the U.S. economy has a meaningful impact on our financial results.
          We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Reductions in capital budgets of our customers and prospective customers have had an adverse impact on our ability to sell our solutions, largely we believe as a result of the global economic recession. The deterioration in the current business climate within the United States and geographic regions in which we operate continues to affect customers and prospects decisions regarding timing of strategic capital spend. Timing of deals closed can have a material adverse impact on our business and is likely to further intensify competition in our already highly competitive markets.
          In January 2010, the International Monetary Fund (IMF) provided a World Economic Outlook update raising its 2010 world economic growth forecast. The update noted that economic growth solidified and broadened to advanced economies in the second half of 2009. Under the revised outlook, world output is expected to rise by 3.9% in 2010 representing an upward revision of 3/4 percentage point from the October 2009 World Economic Outlook. The world economy contracted about 1.0% in 2009. “In most advanced economies, the recovery is expected to remain sluggish by past standards, whereas in many emerging and developing economies, activity is expected to be relatively vigorous, largely driven by buoyant internal demand,” the update observed, and added that advanced economies are not currently expected to recover to pre-crisis levels until 2011. “Moreover, high unemployment rates and public debt, as well as not fully healed financial systems, and in some countries, weak household balance sheets are presenting further challenges to the recovery in these economies,” the update continued. Advanced economies are projected to expand sluggishly through much of 2010 with annual growth of about 2.1%, following a contraction of 3.2% in 2009. The U.S. economy contracted about 2.5% in 2009 and is projected to grow 2.7% in 2010.
          Our license revenues in the first half of 2009 totaled $9.0 million down 76% over the first half of 2008 as we closed no license deals greater than $1.0 million. In contrast, we generated $25.6 million in total license revenue in the second half of the year. While this second-half result remains down in a year-over-year comparison, it’s down only 7%. While we saw demand steadily improve in the second half, we believe there continues to be significant uncertainty around the global macro-environment regarding consumer demand, federal government policies and the health of credit markets. We believe companies are continuing to protect their balance sheets by reducing debt and hoarding cash, while continuing to be slower and more cautious regarding strategic capital expenditures.

Revenue
          License revenue: License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. In 2009, license revenue totaled $34.7 million, or 14% of total revenue, with gross margins of 86.4%. For the year ended December 31, 2009, Americas, EMEA and APAC recognized $29.6 million, $2.6 million, and $2.4 million in license revenue, respectively. Our annual license revenue percentage mix of new to existing customers was approximately 30% to 70%, and over the past three years has averaged about 40% to 60%. We believe our mix of new customer to existing customer license sales is well balanced, reflecting solid demand from our install base, as well as from new customers in a tough macro-economic environment. License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles of which the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins and earnings per share. For example, $1.0 million of license revenue in 2009 equates to approximately three cents of diluted earnings per share impact.
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
          Services revenue: Our services business consists of professional services (consulting and training) and customer support services and software enhancements. In 2009, our services revenue totaled $189.9 million, or 77% of total revenue, with gross margins of 55.6%. The Americas, EMEA and APAC realized $155.8 million, $24.6 million, and $9.5 million, respectively, in services revenue for the year ended December 31, 2009. Professional services accounted for nearly 60% of total services revenue and approximately 45% of total revenue in 2009. When comparing our operating margins to other technology companies, our operating margin profile can be lower due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin as services margins are lower than license revenue margins.
          At December 31, 2009, our consulting services business totaled 873 employees, nearly 50% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.
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
          For customer support services and software enhancements (CSSE), we offer a comprehensive program that provides our customers with software upgrades when and if available that offer additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. We offer 24 hour customer support every day of the year plus software upgrades for an annual fee that is paid in advance.

          Our CSSE revenues totaled $77.1 million in 2009, representing approximately 40% of services revenue and approximately 30% of total revenue, respectively. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; and (4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically 12 months. CSSE renewal revenue is not recognized unless payment is received from the customer.
          Hardware and other revenue: Our hardware and other revenues totaled $22.1 million in 2009 representing 9% of total revenue with gross margins of 16.9%. During 2009, the Americas, EMEA and APAC were responsible for $21.1 million, $0.8 million, and $0.2 million, respectively, in hardware and other revenues. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.
          Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $7.5 million, $12.7 million and $13.0 million for 2009, 2008 and 2007, respectively.
Product Development
          We intend to continue to invest significantly in research and development (R&D), which historically has averaged about 14 cents of every revenue dollar, to provide market leading solutions that help global manufacturers, wholesalers, distributors, retailers and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the years ended December 31, 2009, 2008 and 2007 were $36.7 million, $48.4 million and $46.6 million, respectively. At December 31, 2009, our R&D organization totaled approximately 640 employees, located in the U.S. and India, representing about 35% of our total employees worldwide.
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
Cash Flow and Financial Condition
          For 2009, we generated cash flow from operating activities of $58.3 million and have generated a cumulative total of $160.4 million for the three years ended 2007, 2008 and 2009. Our cash and investments at December 31, 2009 totaled $123.0 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been to continue funding of R&D investment and operations to drive earnings growth and to repurchase common stock.
          In January 2010, our Board of Directors approved raising our remaining share repurchase authority to $25.0 million. In 2010, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2010 for general corporate purposes.
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
          We allocate revenue to customer support and software enhancements and any other undelivered elements of the arrangement based on vendor specific objective evidence, or VSOE, of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If we cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, we defer revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. We must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product on a stand-alone basis or applicable renewal rates.
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
          In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $7.5 million, $12.7 million and $13.0 million for 2009, 2008 and 2007, respectively.
          Allowance for Doubtful Accounts
          We continuously monitor collections and payments from our customers and maintain an allowance for estimated credits based upon our historical experience and any specific customer collection issues that we have identified. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past.
          Valuation of Goodwill
          In accordance with the Goodwill and Other Topic of the FASB Accounting Standards Codification, we do not amortize goodwill and other intangible assets with indefinite lives. Our goodwill is subject to an annual impairment test, which requires us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.
          Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to record a charge to income for that portion of goodwill that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At December 31, 2009, our goodwill balance was $62.3 million.
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
          In January 2010 our Compensation Committee approved certain changes to our historical equity incentive grant practices, with the objective to optimize its performance and retention strength while managing program share usage to improve long-term equity overhang. The changes eliminate stock option awards in favor of 100% restricted stock grants, which for the 2010 awards contain vesting provisions that are 50% service-based and 50% performance-based. The awards have a four year vesting period, with the performance portion tied to annual revenue and adjusted earnings per share targets.
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
Accounting Charges

          Restructuring charge. During 2009, we committed to and initiated plans to reduce our workforce by approximately 140 positions to realign our capacity with demand forecasts. As a result of this action, we recorded employee severance expense and outplacement service fees of $3.8 million pretax ($2.5 million after-tax or $0.11 per fully diluted share). We also recorded additional employee severance expense of $63,000 in the first quarter of 2009 related to the restructuring action taken in 2008.
          During 2008, we committed to and initiated plans to reduce our workforce by approximately 170 positions to realign our capacity with demand forecasts. As a result of this action, we recorded employee severance expense and outplacement service fees of approximately $4.7 million pretax ($3.0 million after-tax or $0.13 per fully diluted share) in the fourth quarter of 2008.
          Asset Impairment Charges. During 2008, we recorded an other-than-temporary impairment charge of $1.7 million, writing down the remaining balance of a $2.0 million investment in an RFID technology company we made in July 2003. We recorded the additional impairment due to a combination of continued negative financial results reported by this company in a very competitive sector and a “down round” of financing (i.e., a round of financing that was dilutive to our investment) in which our preferred share ownership was converted into common stock, eliminating our preference rights associated with liquidation, thereby substantially impairing our ability to recoup our investment.
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
Full Year 2009 Financial Summary
•	Total revenue for the year ended December 31, 2009 was $246.7 million compared to $337.2 million for 2008. License revenue decreased 47% to $34.7 million from $65.3 million in 2008 and services revenue decreased 20% to $189.9 million;

•	Operating income was $21.1 million for full year 2009, which included a restructuring charge of $3.9 million, compared to $26.0 million in 2008, which included the $9.9 million of unusual adjustments taken in the second half of 2008 described above under “Accounting Charges”;

•	Operating margins for 2009 were 8.6% up 90 basis points compared to operating margins of 7.7% in 2008;

•	Diluted earnings per share were $0.73, a decrease of 22%;

•	Cash flow from operations totaled $58.3 million, a 9% decrease over 2008;

•	Cash and investments on hand at December 31, 2009 was $123.0 million, increasing $34.3 million over December 31, 2008;

•	The Company repurchased approximately 1.4 million shares of common stock during the year totaling $22.8 million at an average price of $16.63 under its publicly-announced buy-back program; and

•	In January 2010, the Board of Directors approved raising the Company’s remaining share repurchase authority from $12.2 million to $25.0 million of Manhattan Associates outstanding common stock.

Results of Operations
          The following table summarizes selected Statement of Income data for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
				% Change vs. Prior Year
	2009	2008	2007	2009	2008
	(in thousands)
Revenue:
Software license	$34,686	$65,313	$73,031	-47%	-11%
Services	189,850	235,967	226,153	-20%	4%
Hardware and other	22,131	35,921	38,217	-38%	-6%

Total revenue	246,667	337,201	337,401	-27%	0%
Costs and expenses:
Cost of license	4,726	5,961	5,334	-21%	12%
Cost of services	84,349	116,707	109,758	-28%	6%
Cost of hardware and other	18,386	29,270	32,268	-37%	-9%
Research and development	36,681	48,407	46,594	-24%	4%
Sales and marketing	36,137	51,177	53,406	-29%	-4%
General and administrative	29,946	37,145	33,366	-19%	11%
Depreciation and amortization	11,418	12,699	13,617	-10%	-7%
Restructuring charge (1)	3,882	4,667	—	-17%	100%
Asset impairment charges (2)	—	5,205	—	-100%	100%

Total costs and expenses	225,525	311,238	294,343	-28%	6%

Income from operations	$21,142	$25,963	$43,058	-19%	-40%

Operating margin	8.6%	7.7%	12.8%

(1)	The restructuring charge of $3.9 million and $4.7 million in 2009 and 2008, respectively, mainly represents employee severance and outplacement services resulting from the workforce reduction initiatives executed in the respective year.

(2)	The impairment charge for 2008 includes a $1.7 million charge for writing down the remaining balance of a $2.0 million investment in a RFID technology company we made in July 2003. We recorded the additional impairment due to a down round of financing (i.e., a round of financing that was dilutive to our investment) in which our preferred share ownership was converted into common stock, eliminating our preference rights associated with liquidation, thereby substantially impairing our ability to recoup our investment. In addition, we recorded an impairment charge of $3.5 million on an investment in an auction rate security. We reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer.
          We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During 2009, 2008 and 2007, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Year Ended December 31,
				% Change vs. Prior Year
	2009	2008	2007	2009	2008
	(in thousands)
Revenue:
Software license
Americas	$29,629	$51,392	$61,708	-42%	-17%
EMEA	2,617	8,885	9,311	-71%	-5%
APAC	2,440	5,036	2,012	-52%	150%

Total license	$34,686	$65,313	$73,031	-47%	-11%
Services
Americas	$155,768	$192,483	$187,019	-19%	3%
EMEA	24,637	32,163	25,617	-23%	26%
APAC	9,445	11,321	13,517	-17%	-16%

Total services	$189,850	$235,967	$226,153	-20%	4%
Hardware and Other
Americas	$21,161	$33,371	$35,595	-37%	-6%
EMEA	771	1,750	1,921	-56%	-9%
APAC	199	800	701	-75%	14%

Total hardware and other	$22,131	$35,921	$38,217	-38%	-6%
Total Revenue
Americas	$206,558	$277,246	$284,322	-25%	-2%
EMEA	28,025	42,798	36,849	-35%	16%
APAC	12,084	17,157	16,230	-30%	6%

Total revenue	$246,667	$337,201	$337,401	-27%	0%

Operating income:
Americas	$21,448	$18,849	$40,300	14%	-53%
EMEA	1,093	6,640	2,422	-84%	174%
APAC	(1,399)	474	336	-395%	41%

Total operating income	$21,142	$25,963	$43,058	-19%	-40%

The results of our operations for year 2009, 2008, and 2007 are discussed below.
Revenue
          Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

	Year Ended December, 31
				% Change vs. Prior Year		% of Total Revenue
	2009	2008	2007	2009	2008	2009	2008	2007
	(in thousands)
Software license	$34,686	$65,313	$73,031	-47%	-11%	14%	19%	22%
Services	189,850	235,967	226,153	-20%	4%	77%	70%	67%
Hardware and other	22,131	35,921	38,217	-38%	-6%	9%	11%	11%

Total revenue	$246,667	$337,201	$337,401	-27%	0%	100%	100%	100%

License revenue
Year 2009 compared with year 2008
          License revenue decreased $30.6 million, or 47%, to $34.7 million in 2009 over 2008, primarily, we believe, driven by the current global economic recession, which has decreased sales and lengthened sales cycles in the global market as customers and prospects have constrained capital spending. Our Americas, EMEA and APAC license revenue decreased $21.7 million, $6.3 million, and $2.6 million, respectively, compared to the same period in the prior year.
          The license sales percentage mix across our product suite in 2009 was approximately 60% of warehouse management solutions and 40% non-warehouse management solutions. Our warehouse management solutions decreased $15.6 million, or 44%, in 2009 compared to 2008 and non-warehouse management solutions decreased $15.0 million, or 51%, in 2009 over 2008.
Year 2008 compared with year 2007
          License revenue decreased 11%, or $7.7 million in 2008 compared to 2007. Americas and EMEA license revenue declined $10.3 million and $0.4 million, respectively, driven, we believe, by the global macro-economic slowdown, which lengthened sales cycles in our markets in the last half of 2008. This decrease was partially offset by an increase in APAC license revenue of $3.0 million.
          License sales mix across our product suite was approximately 55% of sales in our warehouse management solutions and 45% in non-warehouse management solutions in 2008. Sales of warehouse management solutions and non-warehouse management solutions declined 7% and 15%, respectively, in 2008 compared to 2007.
Services revenue
Year 2009 compared with year 2008
          Services revenue decreased $46.1 million, or 20%, in 2009 compared to 2008 principally due to a $46.2 million, or 29%, decrease in professional services revenue. The Americas, EMEA and APAC segments decreased $36.7 million, $7.5 million, and $1.9 million, respectively, in 2009 compared to 2008. Over the last year, our services revenue decline has primarily been caused by a decline in license revenues and delayed or suspended multiple site implementations and/or upgrades. We believe our revenue decline is principally due to the global economic recession, which in turn has severely impacted our customers’ capital investment levels, prioritization and timing.
Year 2008 compared with year 2007
          Services revenue increased 4%, or $9.8 million, in 2008 over 2007 principally due to a 15% or $9.9 million increase of software enhancements revenue. The EMEA and Americas segments led the growth with an increase in services revenue of $6.5 million, or 26%, and $5.5 million, or 3%, respectively, from 2007 to 2008. These increases were partially offset by a decrease in APAC services revenue of $2.2 million, or 16%, from 2007 to 2008 due to the lack of large license sales closed in 2007.
          Additionally, over the past several years, our services revenue growth and margins have been affected by some pricing pressures. We believe that the pricing pressures are attributable to deteriorating global macro-economic conditions and competition.
Hardware and other
          Sales of hardware decreased $8.6 million, or 37%, in 2009 compared to 2008. Sales of hardware decreased $2.0 million, or 8%, in 2008 compared to 2007. In 2009, our Americas segment accounted for nearly 100% of hardware sales. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate. Other revenue represents reimbursements for out-of-pocket expenses that are required to be classified as revenue and are included in hardware and other revenue. For 2009, 2008 and 2007, reimbursements by customers for out-of-pocket expenses were approximately $7.5 million, $12.7 million and $13.0 million, respectively.

Cost of Revenue

	Year Ended December 31,
				% Change vs. Prior Year
	2009	2008	2007	2009	2008
	(in thousands)
Cost of license	$4,726	$5,961	$5,334	-21%	12%
Cost of services	84,349	116,707	109,758	-28%	6%
Cost of hardware and other	18,386	29,270	32,268	-37%	-9%

Total cost of revenue	$107,461	$151,938	$147,360	-29%	3%

Cost of License
          Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of licenses decreased $1.2 million, or 21%, in 2009 compared to 2008, primarily due to a 47% decrease in license revenue. Cost of license increased $0.6 million, or 12%, to $6.0 million in 2008 due to an increase in costs associated with our hosting services.
Cost of Services
Year 2009 compared with year 2008
          Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. Cost of services decreased $32.4 million, or 28%, in 2009 compared to 2008 principally due to (i) a $21.7 million decrease in employee-related costs such as salary, benefits and payroll taxes resulting from a decrease in the number of professional services personnel due to headcount reduction initiatives in the fourth quarter of 2008 and the second quarter of 2009 to align capacity with demand, (ii) a $4.4 million decrease in performance based bonus expense caused by lower year over year revenue performance as well as lower headcount, and (iii) a $3.3 million decrease in travel expenses due to fewer services projects.
     Services gross margin increased 5.1 percentage points to 55.6% in 2009 from 50.5% in 2008. The increase in services margin is attributable to the decrease in professional services costs in the current year driven by our expense reduction actions and lower performance based compensation expense.
Year 2008 compared with year 2007
          The 6% increase in cost of services in 2008, from $109.8 million to $116.7 million, was primarily due to: (i) a $6.7 million increase in salary-related costs resulting from a 10% increase in the average number of personnel dedicated to the delivery of professional services, prior to our fourth quarter workforce reduction; (ii) an $0.8 million increase in travel expenses, and (iii) a $0.5 million increase in third-party software maintenance, partially offset by a decrease of $1.4 million in bonus expense.
          Services gross margin decreased 90 basis points to 50.5% in 2008. The reduction in the services gross margin in 2008 was caused by the more intricate services work required as our sales mix shifted from our heritage System i platform to our Open Systems platform.
Cost of Hardware and other
          Cost of hardware was $11.0 million, $17.0 million, and $19.2 million for the year ended December 31, 2009, 2008 and 2007, respectively. Cost of hardware decreased as a direct result of decreased hardware sales. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $7.4 million, $12.3 million and $13.0 million for 2009, 2008 and 2007, respectively. The decrease in reimbursed out-of-pocket expenses correlates to the decrease in services revenue.

Operating Expenses

	Year Ended December 31,
				% Change vs. Prior Year
	2009	2008	2007	2009	2008
	(in thousands)
Research and development	$36,681	$48,407	$46,594	-24%	4%
Sales and marketing	36,137	51,177	53,406	-29%	-4%
General and administrative	29,946	37,145	33,366	-19%	11%
Depreciation and amortization	11,418	12,699	13,617	-10%	-7%
Restructuring charge	3,882	4,667	—	-17%	100%
Asset impairment charges	—	5,205	—	-100%	100%

Operating expenses	$118,064	$159,300	$146,983	-26%	8%

Research and Development
          Our principal research and development activities during 2009, 2008 and 2007 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service oriented architecture based application framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions.
          For the years ended December 31, 2009, 2008, and 2007, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.
Year 2009 compared with year 2008
          Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Consistent with prior years, we typically invest approximately 14% to 15% of total revenue in research and development. In 2009, research and development expenses decreased to $36.7 million primarily due to: (i) a $7.7 million decrease in salary-related costs resulting from a decrease in the number of R&D personnel; (ii) a $1.4 million decrease in bonuses caused by headcount reductions as well as lower achievement of performance based compensation; and (iii) a $1.0 million decrease in travel expenses.
Year 2008 compared with year 2007
          Research and development expense increased $1.8 million, or 4%, in 2008 to $48.4 million as compared to $46.6 million in 2007. This increase is principally attributable to a realignment of resources from service projects to research and development activities.
Sales and Marketing
Year 2009 compared with year 2008
          Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. The $15.0 million, or 29%, decrease in sales and marketing expenses in 2009 compared to 2008 was attributable to lower headcount and license revenue which resulted in: (i) a $7.9 million decrease in employee-related costs such as salary, benefits, payroll taxes and stock compensation expense, (ii) a $4.2 million decrease in bonus and commission expense, and (iii) a $2.7 million decrease in travel expenses.
Year 2008 compared with year 2007

          Sales and marketing expenses decreased $2.2 million, or 4%, to $51.2 million in 2008 compared to 2007. The decrease in sales and marketing expense in 2008 is principally caused by the decrease of $2.9 million in bonus and commissions due to the year over year decrease in license revenue, partially offset by a $0.7 million increase in stock compensation expense.
General and Administrative
Year 2009 compared with year 2008
          General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The net decrease of $7.2 million, or 19%, in general and administrative expenses in 2009 compared to 2008 was primarily attributable to (i) a $2.9 million decrease in employee-related expense such as salary, benefits, payroll taxes related to workforce and expense reduction initiatives, (ii) a $1.5 million decrease in expense for transaction tax exposure reserves, and (iii) a $1.1 million reduction in bonus expense due to the decline in total revenue and earnings per share.
Year 2008 compared with year 2007
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
Depreciation and Amortization
          Depreciation expense amounted to $8.4 million, $9.4 million and $9.0 million, during 2009, 2008, and 2007, respectively, and has decreased due to decreased in capital expenditures. Amortization of intangibles amounted to $3.0 million, $3.3 million and $4.6 million during 2009, 2008, and 2007, respectively. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions. The decreases in amortization expense in 2009 and 2008 of $0.3 million and $1.3 million, respectively, were mainly associated with certain intangible assets related to prior acquisitions, which became fully amortized.
Restructuring charge
          During 2009, we committed to and initiated plans to reduce our workforce by approximately 140 positions to realign our capacity with demand forecasts. As a result of this action, we recorded employee severance expense and outplacement service fees of approximately $3.8 million pretax ($2.5 million after-tax or $0.11 per fully diluted share). We also recorded additional employee severance expense of $63,000 in the first quarter of 2009 related to the restructuring action taken in 2008.
          During 2008, we committed to and initiated plans to reduce our workforce by approximately 170 positions to realign our capacity with demand forecasts. As a result of this action, we recorded employee severance expense and outplacement service fees of approximately $4.7 million pretax ($3.0 million after-tax or $0.13 per fully diluted share) in the fourth quarter of 2008.
Asset impairment charges
          Asset impairment charges of $5.2 million in 2008 consist of a $3.5 million impairment on an investment in an auction-rate security and a $1.7 million impairment on an investment in an RFID technology company. We reduced the carrying value of the auction-rate security investment to zero due to a combination of credit downgrades of the underlying issuer and the bond insurer as well as increased publicly reported exposure to bankruptcy risk by the issuer and continued significant deterioration in the credit markets limiting the issuer’s ability to re-finance the underlying bond. We wrote down the remaining balance of our $2.0 million investment in the company due to a combination of continued negative financial results reported by this company in a very competitive sector and a “down round” of financing (i.e., a round of financing that was dilutive to our investment) in which our preferred share ownership was converted into common stock, eliminating our preference rights associated with liquidation, thereby substantially impairing our ability to recoup our investment.

Operating Income
          Operating income in 2009 decreased by $4.8 million on the consolidated revenue decline of 27% to $21.1 million compared to $26.0 million in 2008. Operating margins improved to 8.6% in 2009 from 7.7% in 2008 primarily due to the decrease in total costs in the current year driven by our actions to lower headcount to align capacity with demand combined with lower performance based compensation expense. Operating income in the Americas segment increased by $2.6 million while the EMEA and APAC segment decreased by $5.5 million and $1.9 million, respectively in 2009.
          Operating income in 2008 decreased by $17.1 million on flat consolidated revenue year over year. Operating margins declined from 12.8% in 2007 to 7.7% in 2008. The decline in profit contribution and margin in 2008 was largely driven by the following factors: (i) lower license revenues in 2008, which have a relatively higher margin compared to services revenues, (ii) $5.2 million of asset write-downs, (iii) a $4.7 million restructuring charge, (iv) a $1.2 million increase in stock option expense, and (v) a $1.8 million increase in research and development investment. Operating income in the Americas segment decreased by $21.5 million, or 53%, due to incremental stock compensation expense of $1.2 million, asset write-downs of $5.2 million and a restructuring charge of $4.4 million. Operating income in EMEA and APAC increased $4.3 million on strong revenue growth.
Other (Expense) Income and Income Taxes

	Year Ended December 31,
				% Change vs. Prior Year
	2009	2008	2007	2009	2008
Other (expense) income, net	$(756)	$5,545	$4,608	-114%	20%
Income tax provision	3,824	8,710	16,915	-56%	-49%
Other (Expense) Income, net
          Other (expense) income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Interest income was $0.4 million, $1.8 million, and $3.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease of $1.4 million in interest income in 2009 compared to 2008 was due to a lower weighted-average interest rate earned. The decrease of $1.6 million in interest income in 2008 compared to 2007 was caused by an overall lower average investment balances driven by our share repurchase program. The weighted-average interest rate earned on cash and investment securities was less than 0.5%, 2.3% and 3.3% for the years ended December 31, 2009, 2008 and 2007, respectively. We recorded net foreign currency losses of $1.0 million in 2009 and net foreign currency gains of $3.9 million and $1.2 million in 2008 and 2007, respectively. The foreign currency loss and gains mainly resulted from loss or gains on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee, the British Pound and the Euro.
Income Tax Provision
          Our effective income tax rates were 18.8%, 27.6%, and 35.5% in 2009, 2008 and 2007, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The reduction in the effective income tax rate in 2009 compared to 2008 primarily resulted from a release of income tax reserves resulting from expiring tax audit statutes for U.S. federal income tax returns filed for 2005 and prior. The reduction in the effective income tax rate in 2008 compared to 2007 primarily resulted from a release of income tax reserves resulting from expiring tax audit statutes for U.S. federal income tax returns filed for 2004 and prior, partially offset by the asset impairment charges for which no tax benefit was recorded.
Liquidity and Capital Resources
          During 2009, 2008, and 2007, we funded our operations through cash generated from operations. As of December 31, 2009, we had $123.0 million in cash, cash equivalents and investments as compared to $88.7 million at December 31, 2008.

          Our operating activities provided cash of $58.3 million, $63.8 million and $38.3 million in 2009, 2008, and 2007, respectively. Cash from operating activities for 2009 decreased $5.5 million compared to 2008 due to lower revenue partially offset by strong accounts receivable collections. Days sales outstanding (DSO) was 56 days at December 31, 2009 as compared to 78 days at December 31, 2008. Cash from operating activities for 2008 increased by $25.6 million compared to 2007 principally due to strong accounts receivable collections.
          The use of cash for investing activities for the year ended December 31, 2009 was for capital expenditures of approximately $2.3 million. During 2008, our investing activities provided cash of approximately $13.9 million from net maturities and sales of investments of $21.6 million, partially offset by payments in connection with purchases of capital equipment of $7.7 million. Our investing activities provided cash of approximately $75.1 million during the year ended December 31, 2007, primarily from the net maturities of investments of $84.5 million, which was used mainly to fund stock repurchases, partially offset by payments of $9.4 million for capital equipment to support our business and infrastructure.
          Our financing activities used cash of approximately $21.7 million, $31.8 million and $88.3 million in 2009, 2008 and 2007, respectively. The principal use of cash for financing activities was to repurchase shares of our common stock for approximately $23.4 million, $35.1 million, and $99.9 million in 2009, 2008, and 2007, respectively. These repurchases were partially offset by the proceeds from the issuance of our common stock pursuant to the exercise of stock options of $1.7 million, $3.2 million, and $10.9 million in 2009, 2008, and 2007, respectively. In January 2010, our Board of Directors increased our remaining share repurchase authority of $12.2 million at December 31, 2009 to a total of $25.0 million.
          Periodically, opportunities may arise to grow our business through the acquisition of complementary and synergistic companies, products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. We believe that existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. We anticipate that we will be able to continue fund our operations with cash flow from operations in the future. We do not maintain any bank line of credit. However, if the Company should encounter a need to raise additional capital, recent turmoil in the credit and capital markets could make such capital unavailable or available only at unfavorable costs.
New Accounting Pronouncements
          In June 2009, the FASB issued the FASB Accounting Standards CodificationTM and a new Hierarchy of Generally Accepted Accounting Principles, which establishes only two levels of U.S. generally accepted accounting principles (“GAAP”): authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification is not intended to change or alter existing GAAP for public companies, it does not have any impact on our consolidated financial statements.
          In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the subsequent events guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing. The adoption of the subsequent events guidance did not have an impact on our consolidated results of operations or consolidated financial position.
          In December 2007, the FASB issued authoritative guidance on business combinations. This guidance is significantly changes the accounting for business combinations. Under the business combination guidance, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This guidance changes the accounting treatment for certain specific acquisition-related items, including by requiring the expensing of acquisition-

related costs as incurred and expensing of restructuring costs associated with an acquired business. This guidance also includes a substantial number of new disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The business combination guidance is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect that this guidance will have an impact on its accounting for future business combinations, but the extent of the impact is dependent upon the number, size, and complexity of acquisitions that we make in the future.
          In September 2006, the FASB issued authoritative guidance on fair value measurements, which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. The fair value measurement guidance applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this guidance does not require any new fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB delayed for one year the applicability of fair-value measurements to non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company partially adopted the fair value measurement on January 1, 2008 related to all financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. We have adopted fair value measurement for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of fair value measurement for non-financial assets and liabilities did not have a significant impact on our consolidated results of operations nor our financial position in 2009.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
          Our principal commitments as of December 31, 2009 consist of obligations under operating leases. We expect to fulfill all of the following commitments from our working capital. We have no off-balance sheet arrangements within the meaning of SEC rules.
Lease Commitments
          We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2018. Rent expense for these leases aggregated $6.1 million, $7.2 million and $6.7 million during 2009, 2008, and 2007, respectively.
          The following table summarizes our contractual commitments as of December 31, 2009 (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter
Non-cancelable operating leases	$46,979	$6,373	$5,929	$5,221	$5,003	$4,911	$19,542
          Indemnifications
          Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer, as well as our modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these agreements as of December 31, 2009.

          Warranties
          We warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 6 months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2009.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Business
          Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, France, Australia, China, Japan, Singapore and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized a foreign exchange loss of $1.0 million, in 2009 and foreign exchange gains of $3.9 million and $1.2 million in 2008 and 2007, respectively. Foreign exchange rate transaction gains and losses are classified in “Other (expense) income, net” in our Consolidated Statements of Operations. A fluctuation of 10% in the period end exchange rates at December 31, 2009 and 2008 relative to the U.S. dollar would result in changes of approximately $0.2 million and $0.1 million in the reported foreign currency gain or loss, respectively.
Interest Rates
          We invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate obligations of municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from operations. At December 31, 2009, our cash, cash equivalent, and investments balance totaled $123.0 million, of which $120.2 million is 100% liquid. The remaining investments totaling $2.8 million are invested in auction rate securities.
          Our cash equivalent balance at December 31, 2009 was $57.3 million. Cash equivalents principally consist of highly liquid money market funds with remaining maturities of less than three months when purchased. These investments are categorized as available-for-sale securities and recorded at fair market value. At December 31, 2009, we hold $6.5 million of investments in auction rate securities, which have original maturities greater than one year, but which have auctions to reset the yield every 7 to 35 days. The fair values of these auction rate securities considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions of our valuation could have a significant impact on the value of these securities, which may cause losses and affect our liquidity specifically for these securities potentially requiring us to record an impairment charge on these investments in the future. Certain auctions failed during 2008 and the underlying securities were not redeemed by the issuer. During 2008, we recorded an other-than-temporary impairment charge of $3.5 million on one of these investments reducing the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. During 2009 and 2008, we also recorded temporary impairment charges totaling $0.2 million on the investments, resulting in $2.8 million in total auction rate securities investments on the balance sheet at December 31, 2009. The remaining $2.8 million of auction rate securities held by us at December 31, 2009 were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments have high credit ratings, and we intend and have the ability to hold these securities until maturity or until called. The unrealized loss is included as a separate component of shareholders’ equity and in total comprehensive income. We will continue to evaluate the fair value of our investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
          Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash and investment securities is less than 0.5% for the year ended December 31, 2009 as compared to 2.3% for the year ended December 31, 2008. The fair value of cash equivalents and investments held at December 31, 2009 and 2008 was $60.1 million and $49.3 million, respectively. Based on the average investments outstanding during 2009 and 2008, increases or decreases of 25 basis points would result in increases or decreases to interest income of approximately $0.3 million and $0.2 million in 2009 and 2008, respectively, from the reported interest income.
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
          As of the end of the Company’s 2009 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 was effective.
          Ernst & Young, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2009, has audited the Company’s internal control over financial reporting as of December 31, 2009 and has issued a report regarding the Company’s internal control over financial reporting appearing on page 44, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

/s/ Peter F. Sinisgalli

Peter F. Sinisgalli
President and Chief Executive Officer

/s/ Dennis B. Story

Dennis B. Story
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
Manhattan Associates, Inc. and Subsidiaries
We have audited Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Manhattan Associates, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Manhattan Associates, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2009 of Manhattan Associates, Inc. and subsidiaries and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders
Manhattan Associates, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions originally issued in Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 , effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 19, 2010

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Software license	$34,686	$65,313	$73,031
Services	189,850	235,967	226,153
Hardware and other	22,131	35,921	38,217

Total revenue	246,667	337,201	337,401
Costs and expenses:
Cost of license	4,726	5,961	5,334
Cost of services	84,349	116,707	109,758
Cost of hardware and other	18,386	29,270	32,268
Research and development	36,681	48,407	46,594
Sales and marketing	36,137	51,177	53,406
General and administrative	29,946	37,145	33,366
Depreciation and amortization	11,418	12,699	13,617
Restructuring charge	3,882	4,667	—
Asset impairment charges	—	5,205	—

Total costs and expenses	225,525	311,238	294,343

Operating income	21,142	25,963	43,058
Interest income, net	368	1,823	3,390
Other (expense) income, net	(1,124)	3,722	1,218

Income before income taxes	20,386	31,508	47,666
Income tax provision	3,824	8,710	16,915

Net income	$16,562	$22,798	$30,751

Basic earnings per share	$0.74	$0.95	$1.17
Diluted earnings per share	$0.73	$0.94	$1.13

Weighted average number of shares:
Basic	22,385	24,053	26,174
Diluted	22,558	24,328	27,329
The accompanying notes are an integral part of these Consolidated Statements of Operations.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$120,217	$85,739
Accounts receivable, net of allowance of $4,943 and $5,566 in 2009 and 2008, respectively	37,945	63,896
Deferred income taxes	5,745	6,667
Prepaid expenses	4,240	5,410
Other current assets	607	1,569

Total current assets	168,754	163,281

Property and equipment, net	15,759	21,721
Long-term investments	2,797	2,967
Acquisition-related intangible assets, net	3,473	6,438
Goodwill, net	62,280	62,276
Deferred income taxes	9,826	10,932
Other assets	1,822	2,606

Total assets	$264,711	$270,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,434	$8,480
Accrued compensation and benefits	12,855	17,429
Accrued and other liabilities	15,430	16,188
Deferred revenue	37,436	32,984
Income taxes payable	796	2,365

Total current liabilities	70,951	77,446

Deferred rent — long-term	7,830	8,387
Other non-current liabilities	2,565	4,549

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2009 or 2008	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 22,467,123 and 23,581,109 shares issued and outstanding at December 31, 2009 and 2008, respectively	225	234
Additional paid-in capital	2,892	—
Retained earnings	182,387	182,882
Accumulated other comprehensive loss	(2,139)	(3,277)

Total shareholders’ equity	183,365	179,839

Total liabilities and shareholders’ equity	$264,711	$270,221

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$16,562	$22,798	$30,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,418	12,699	13,617
Asset impairment charge	—	5,205	—
Stock compensation	8,622	8,864	6,199
Loss on disposal of equipment	130	156	12
Tax (deficiency) benefit of stock awards exercised/vested	(1,023)	202	1,835
Excess tax benefits from stock based compensation	(64)	(100)	(721)
Deferred income taxes	2,077	(1,389)	(2,759)
Unrealized foreign currency loss (gain)	1,022	(694)	(1,419)
Changes in operating assets and liabilities:
Accounts receivable, net	26,658	7,077	(10,618)
Other assets	3,058	2,691	3,451
Accounts payable, accrued and other liabilities	(10,453)	5,997	(5,339)
Income taxes	(3,502)	(1,324)	1,528
Deferred revenue	3,818	1,659	1,737

Net cash provided by operating activities	58,323	63,841	38,274

Investing activities:
Purchase of property and equipment	(2,378)	(7,708)	(9,401)
Purchases of available-for-sale investments	—	(285,593)	(688,172)
Maturies of available-for-sale investments	84	307,216	772,689

Net cash (used in) provided by investing activities	(2,294)	13,915	75,116

Financing activities:
Purchase of common stock	(23,435)	(35,107)	(99,931)
Proceeds from issuance of common stock from options exercised	1,662	3,177	10,910
Excess tax benefits from stock based compensation	64	100	721

Net cash used in financing activities	(21,709)	(31,830)	(88,300)

Foreign currency impact on cash	158	(4,862)	1,136

Net change in cash and cash equivalents	34,478	41,064	26,226
Cash and cash equivalents at beginning of period	85,739	44,675	18,449

Cash and cash equivalents at end of period	$120,217	$85,739	$44,675

Supplemental disclosures of cash flow information:
Cash paid for taxes	$6,218	$11,135	$16,261

Supplemental disclosures of cash flow information- noncash investing activity:
Tenant improvements funded by landlord	$—	$—	$7,918

The accompanying notes are an integral part of these Consolidated Statements of Cashflows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2006	27,610,105	$276	$98,704	$136,321	$1,839	$237,140
Repurchase of common stock	(3,562,619)	(36)	(99,895)	—	—	(99,931)
Stock option exercises	580,433	6	10,904	—	—	10,910
Stock option expense	—	—	4,274	—	—	4,274
Restricted stock issuance/expense	272,000	3	1,922	—	—	1,925
Tax effects of stock based compensation	—	—	1,835	—	—	1,835
Foreign currency translation adjustment	—	—	—	—	678	678
Unrealized gain on investments	—	—	—		6	6
Adoption of uncertainty in income tax	—	—	—	(1,883)	—	(1,883)
Net income	—	—	—	30,751	—	30,751

Balance, December 31, 2007	24,899,919	249	17,744	165,189	2,523	185,705
Repurchase of common stock	(1,710,441)	(17)	(29,985)	(5,105)	—	(35,107)
Stock option exercises	203,275	2	3,175	—	—	3,177
Stock option expense	—	—	5,458	—	—	5,458
Restricted stock issuance/expense	188,356	—	3,406	—	—	3,406
Tax effects of stock based compensation	—	—	202	—	—	202
Foreign currency translation adjustment	—	—	—	—	(5,768)	(5,768)
Unrealized loss on investments	—	—	—	—	(32)	(32)
Net income	—	—	—	22,798	—	22,798

Balance, December 31, 2008	23,581,109	234	—	182,882	(3,277)	179,839
Repurchase of common stock	(1,409,922)	(14)	(6,364)	(17,057)	—	(23,435)
Stock option exercises	130,650	1	1,661	—	—	1,662
Stock option expense	—	—	5,153	—	—	5,153
Restricted stock issuance/expense	165,286	4	3,465	—	—	3,469
Tax effects of stock based compensation	—	—	(1,023)	—	—	(1,023)
Foreign currency translation adjustment	—	—	—	—	1,225	1,225
Unrealized loss on investments	—	—	—	—	(87)	(87)
Net income	—	—	—	16,562	—	16,562

Balance, December 31, 2009	22,467,123	$225	$2,892	$182,387	$(2,139)	$183,365

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Net income	$16,562	$22,798	$30,751

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,225	(5,768)	678
Unrealized (loss) gain on investments	(87)	(32)	6

Other comprehensive income (loss)	1,138	(5,800)	684

Comprehensive income	$17,700	$16,998	$31,435

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
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
     The financial statements of foreign subsidiaries have been translated into United States dollars in accordance with the foreign currency matters topic in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (the “Codification”). Revenues and expenses from international operations were denominated in the respective local currencies and translated using the average monthly exchange rates for the year. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date and the effect of changes in exchange rates from year to year are disclosed as a separate component of shareholders’ equity and comprehensive income.
Summary of Significant Accounting Policies
     Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash or cash equivalents.
     Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. Amounts held at certain financial institutions are above the federally insured limit. The Company’s sales are primarily to companies located in the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2009 for the Americas, EMEA and APAC companies were $30.7 million, $4.9 million and $2.3 million, respectively. Accounts receivable, net as of December 31, 2008 for the Americas, EMEA and APAC companies were $52.1 million, $7.2 million and $4.6 million, respectively. The Company’s top five customers in aggregate accounted for 11%, 11% and 13% of total revenue in the period the related sales were recorded for each of the years ended December 31, 2009, 2008 and 2007, respectively. No single customer accounted for more than 10% of revenue in the years ended December 31, 2009, 2008 and 2007 or for more than 10% of accounts receivable as of December 31, 2009 and 2008.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007
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
     The Company’s investments are categorized as available-for-sale securities and recorded at fair market value. Investments with maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of greater than one year from the date of purchase are generally classified as long-term investments. Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is determined on a specific identification basis.
     At December 31, 2009, the Company’s cash balance was $62.9 million and the cash equivalent balance was $57.3 million. Cash equivalents primarily consist of highly liquid money market funds with remaining maturities of less than three months when purchased. The Company’s investments of $2.8 million are invested in auction rate securities with original maturities ranging from 2025 to 2040. Previously, auctions were held for these securities that reset their yield every 7 to 35 days. Beginning in 2008 however, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold these securities. Accordingly, the Company began classifying these securities as long-term investments in marketable securities in the consolidated balance sheet due to uncertainty surrounding the timing of a market recovery. In determining the fair values of auction rate securities, the Company considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. The $2.8 million of auction rate securities held by the Company at December 31, 2009 were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments consequently have high credit ratings, and the Company intends and has the ability to hold these securities until maturity or until redeemed. However, due to liquidity concerns rather than creditworthiness, the Company has recorded an unrealized loss of $0.2 million as of December 31, 2009 for the temporary decline in the fair value of these investments. The unrealized loss is included as a separate component of shareholders’ equity and in total comprehensive income. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
     The Company uses quoted prices from active markets which are classified at level 1 as a highest level observable input in the disclosure hierarchy framework for all other available-for-sale securities.
     The following table set forth the assets carried at fair value measured on a recurring basis at December 31, 2009 (in thousands):

	Fair Value Measurements at December 31, 2009 Using
		Significant Other	Significant
	Quoted Prices	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$57,309	$—	$2,797	$60,106

Total investments	$57,309	$—	$2,797	$60,106

     In July 2003, the Company invested $2.0 million in an RFID technology company. The investment has been accounted for under the cost method and is included in “Other Assets” on the consolidated balance sheets. In the third quarter of 2006, the Company

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007
wrote down its investment by $0.3 million due to uncertainties associated with the fair value of the investment following an unsuccessful public offering. During the third quarter of 2008, the Company wrote down the remaining balance of this investment recording an other-than-temporary impairment charge of $1.7 million. The Company recorded the additional impairment due to a combination of continued negative financial results reported by this company in a very competitive sector and a “down round” of financing (i.e., a round of financing that was dilutive to the Company’s investment) in which the Company’s preferred share ownership was converted into common stock, eliminating the Company’s preference rights associated with liquidation, thereby substantially impairing its ability to recoup its investment. The $1.7 million charge is included in “Asset impairment charges” in the 2008 Consolidated Statements of Operations.
     Following is a summary of the Company’s future available-for-sale investment maturities as of December 31, 2009 (in thousands):

Less than 1 year	$57,309
Over 10 years	2,797

Total	$60,106

     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of historical amounts written-off, the customers’ ability to pay and general economic conditions; the useful lives of intangible assets; self insurance accruals; legal accruals; the recoverability or impairment of intangible asset values; stock based compensation, which is based on the expected term of the award and corresponding expected volatility, risk-free interest rate, and dividends; and the Company’s effective income tax rate and deferred tax assets, which are based upon the Company’s expectations of future taxable income, allowable deductions, and projected tax credits. Actual results will differ from these estimates.
     Fair Value of Financial Instruments
     The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other financial instruments included in the accompanying Consolidated Balance Sheets approximate their fair values principally due to the short-term maturities of these instruments. Unrealized gains and losses on investments are included as a separate component of “Accumulated other comprehensive loss,” net of any related tax effect, in the Consolidated Balance Sheets.
     Risks Associated with Single Business Line, Technological Advances, and Foreign Operations
     The Company currently derives a substantial portion of its revenues from sales of its software and related services and hardware. The markets for supply chain execution and supply chain planning solutions are highly competitive, subject to rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, the Company’s position in these markets could be eroded rapidly by unforeseen changes in customer requirements for application features, functions, and technologies. The Company’s growth and future operating results will depend, in part, upon its ability to enhance existing applications and develop and introduce new applications that meet changing customer requirements that respond to competitive products and that achieve market acceptance. Any factor adversely affecting the markets for supply chain execution and supply chain planning solutions could have an adverse effect on the Company’s business, financial condition, and results of operations.
     The Company’s international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the future results could be materially adversely impacted by changes in these or other factors. The Company recognized a foreign exchange rate loss of $1.0 million in 2009 and foreign exchange rate gains of $3.9 million and $1.2 million in 2008 and 2007, respectively. Foreign exchange rate transaction gains and losses are classified in “Other (expense) income, net” on the Consolidated Statements of Operations.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007
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
     The Company allocates revenue to customer support and software enhancements and any other undelivered elements of the arrangement based on vendor specific objective evidence, or VSOE, of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If the Company cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, the Company defers revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. The Company must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product on a stand-alone basis or applicable renewal rates.
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
     In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified to hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $7.5 million, $12.7 million and $13.0 million for 2009, 2008 and 2007, respectively.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007
     Deferred Revenue
     Deferred revenue represents amounts collected prior to having completed performance of professional services, customer support services and software enhancements and significant remaining obligations under license agreements. The Company generally expects to complete such services or obligations within the next twelve months.
     Returns and Allowances
     The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2009 or 2008.
     The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations were $3.6 million, $4.9 million and $5.7 million for 2009, 2008 and 2007, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.
     Property and Equipment
     Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, internal use software, and leasehold improvements. The Company depreciates the cost of furniture, computers, other office equipment and internal use software on a straight-line basis over their estimated useful lives (three to five years for computer equipment and software, five years for office equipment, seven years for furniture). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation and amortization expense for property and equipment, including assets under a capital lease, for the years ended December 31, 2009, 2008 and 2007 was approximately $8.4 million, $9.4 million and $9.0 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Operations.
     Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2009	2008
Computer equipment and software	$47,151	$47,285
Furniture and office equipment	7,539	7,288
Leasehold improvement	14,827	14,208

	69,517	68,781
Less accumulated depreciation and amortization	(53,758)	(47,060)

	$15,759	$21,721

     Acquisition-Related Intangible Assets
          Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for each product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The weighted average amortization period for acquired software is 4.9 years. The other intangible assets are being amortized on a straight-line basis over a period of two to ten years with a weighted average amortization period of 6.2 years. The weighted average amortization period for all intangible assets is 5.6 years. Total amortization expense related to acquisition-related intangible assets was approximately $3.0 million, $3.3 million and $4.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in “Depreciation and amortization” in the accompanying Consolidated Statements of Operations.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007
     Acquisition-Related Intangible Assets consist of the following (in thousands):

	December 31,
	2009	2008
Cost:
Acquired software	$15,791	$15,791
Other intangible assets with definite lives	19,087	19,087

	34,878	34,878

Accumulated amortization:
Acquired software	(15,259)	(14,460)
Other intangible assets with definite lives	(16,146)	(13,980)

	(31,405)	(28,440)

Net book value:
Acquired software	$532	$1,331
Other intangible assets with definite lives	2,941	5,107

	$3,473	$6,438

     The Company expects amortization expense for the next five years to be as follows based on intangible assets as of December 31, 2009 (in thousands):

Year ending December 31,
2010	$2,287
2011	1,172
2012	7
2013	6
2014	1

Total amortization expense expected	$3,473

     Goodwill
     Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. The Company does not amortize goodwill, but instead tests goodwill for impairment on at least an annual basis. Goodwill was $62.3 million at the end of each year ended December 31, 2009 and 2008. Approximately $36.0 million of the gross Goodwill is deductible for income tax purposes. To date, there have been no goodwill impairments. The change in the balance from December 31, 2008 to 2009 is due to foreign exchange fluctuations in EMEA.
     Software Development Costs
     Research and development expenses are charged to expense as incurred. The Company determines the amount of development costs capitalizable under the provisions of FASB Codification accounting for costs of computer software to be sold, leased, or marketed. Under the accounting for costs of computer software to be sold, leased, or marketed codification, computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. The Company has defined technological feasibility as the point in time at which the Company has a detailed program design or a working model of the related product, depending on the type of development efforts. For the years ended December 31, 2009, 2008 and 2007, the Company capitalized no internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers has been insignificant.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007
     Impairment of Long-Lived and Intangible Assets
     The Company reviews the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2009, 2008 and 2007, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.
     The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.
     Impairment of Goodwill
     The Company evaluates the carrying value of goodwill and other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill or other intangible asset is impaired, the Company compares the fair value of the reporting unit to which the goodwill or other intangible asset is assigned to its carrying amount, including goodwill and the other intangible assets. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill or other intangible assets, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill and other intangible assets for impairment as of December 31, 2009, 2008 and 2007 and did not identify any asset impairment as a result of the review.
     Guarantees and Indemnifications
     The Company accounts for guarantees in accordance with the guarantee accounting topic in the FASB Codification. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with the guarantee accounting topic in the Codification, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of December 31, 2009 and 2008.
     The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for 6 months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. As a result, the Company believes the estimated fair value of these agreements is nominal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009 and 2008.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007
     Segment Information
     The Company has three reporting segments: Americas, EMEA, and APAC as defined by FASB Codification topic for segment reporting. See Note 8 for discussion of the Company’s reporting segments.
     Advertising Costs
     Advertising costs are expensed as incurred and totaled approximately $10,000, $100,000 and $300,000 in 2009, 2008 and 2007, respectively. Advertising costs are included in “Sales and marketing” in the Consolidated Statements of Operations.
     Basic and Diluted Net Income Per Share
     Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.
     Diluted net income per share is computed using net income divided by Weighted Shares, and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Net income	$16,562	$22,798	$30,751
Earnings per share:
Basic	$0.74	$0.95	$1.17
Effect of CESs	(0.01)	(0.01)	(0.04)

Diluted	$0.73	$0.94	$1.13
Weighted average number of shares:
Basic	22,385	24,053	26,174
Effect of CESs	173	275	1,155

Diluted	22,558	24,328	27,329
     Options to purchase 5,199,401 shares, 4,177,687 shares and 1,538,931 shares of common stock were outstanding at December 31, 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the respective years. See Note 2 for further information on those securities.
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
     The following table sets forth the components of accumulated other comprehensive income (in thousands):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007

	December 31,
	2009	2008
Unrealized loss on investments, net of taxes	$(132)	$(45)
Foreign currency translation adjustment	(2,007)	(3,232)

Total	$(2,139)	$(3,277)

     New Accounting Pronouncements
     In June 2009, the FASB issued the FASB Accounting Standards CodificationTM and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of U.S. generally accepted accounting principles (GAAP): authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification is not intended to change or alter existing GAAP for public companies, it does not have any impact on the Company’s consolidated financial statements.
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
     In December 2007, the FASB issued authoritative guidance on business combinations. This guidance is significantly changes the accounting for business combinations. Under the business combination guidance, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This guidance changes the accounting treatment for certain specific acquisition-related items, including by requiring the expensing of acquisition-related costs as incurred and expensing of restructuring costs associated with an acquired business. This guidance also includes a substantial number of new disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The business combination guidance is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects that this guidance will have an impact on its accounting for future business combinations, but the extent of the impact is dependent upon the number, size, and complexity of acquisitions that the Company makes in the future.
     In September 2006, the FASB issued authoritative guidance on fair value measurements, which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. The fair value measurement guidance applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this guidance does not require any new fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB delayed for one year the applicability of fair-value measurements to non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company partially adopted the fair value measurement on January 1, 2008 related to all financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company has adopted fair value measurement for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of fair value measurement for non-financial assets and liabilities did not have an impact on the Company’s consolidated results of operations nor its financial position in 2009.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007
2. Stock-Based Compensation
     Stock Based Compensation Plans
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
     The 2007 Plan was initially approved by the shareholders of the Company in May 2007, and an amendment was approved in May 2009. The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights. Vesting conditions can be service-based or performance-based, or a combination of both.
     As amended, a maximum of 4,700,000 shares are available for grant under the 2007 Plan. Each grant of a stock option or stock appreciation right is counted against the maximum share limitation as one share; and each grant of a restricted stock award or restricted stock unit award (including performance-based shares) count against the maximum share limitation as two shares. Options and stock appreciation rights cannot have a term exceeding seven years. As of December 31, 2009, there were 2,417,073 shares available for issuance under the amended 2007 Plan.
     The 1998 and 2007 Plans are administered by the Compensation Committee of the Board of Directors. The committee has the authority to interpret the provisions thereof.
     Stock Option Awards
     A summary of changes in outstanding options for the year ended December 31, 2009 is as follows:

			Weighted	Average
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value (in
	Shares	Exercise Price	Contractual Term	thousands)
Outstanding at January 1, 2009	6,010,909	$26.00
Granted	638,825	16.30
Exercised	(130,650)	12.73
Forfeited and expired	(750,123)	25.51

Outstanding at December 31, 2009	5,768,961	$25.29	3.9	$9,578

Vested or expected to vest at December 31, 2009	5,275,817	$25.53	3.8	$8,005
Exercisable at December 31, 2009	4,474,935	$26.13	3.6	$5,127
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	38%	35%	38%
Risk-free interest rate at the date of grant	1.9%	2.8%	4.4%
Expected life (in years)	4.0	4.0	4.3
     Expected volatilities are based on a combination of historical volatility of the Company’s stock and implied volatility of the Company’s publicly traded stock options. Due to the limited trading volume of the Company’s publicly traded options, the Company

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007
places a greater emphasis on historical volatility. The Company also uses historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a term approximating the expected term. Using these assumptions, the weighted average fair values of the stock options granted during the years ended December 31, 2009, 2008 and 2007 are $5.26, $7.96 and $11.16, respectively.
     Options with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 based on market value at the exercise dates was $0.9 million, $1.6 million, and $5.8 million, respectively. As of December 31, 2009, unrecognized compensation cost related to unvested stock option awards totaled $6.1 million and is expected to be recognized over a weighted average period of 1.3 years.
     Restricted Stock Awards
     A summary of changes in unvested shares of restricted stock for the year ended December 31, 2009 are as follows:

	Number of	Grant Date Fair
	Shares	Value
Outstanding at January 1, 2009	353,085	$27.57
Granted	211,164	16.21
Vested	(129,811)	25.75
Forfeited	(45,878)	23.55

Outstanding at December 31, 2009	388,560	$22.48

     The Company issued 129,811 shares, 213,433 shares and 279,733 shares of restricted stock during 2009, 2008 and 2007, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2009, 2008, and 2007 based on market value at the vesting dates were $2.2 million, $2.1 million and $0.7 million, respectively. As of December 31, 2009, unrecognized compensation cost related to unvested restricted stock awards totaled $5.8 million and is expected to be recognized over a weighted average period of 1.3 years.
     In January 2010 the Compensation Committee approved certain changes to the Company’s historical equity incentive grant practices, with the objective to optimize its performance and retention strength while managing program share usage to improve long-term equity overhang. The changes eliminate stock option awards in favor of 100% restricted stock grants, which for the 2010 awards contain vesting provisions that are 50% service-based and 50% performance-based. The awards have a four year vesting period, with the performance portion tied to annual revenue and earnings per share targets.
3. Income Taxes
     The Company is subject to future federal and state income taxes and has recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2009 and 2008. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007

	December 31,
	2009	2008
Deferred tax assets:
Accounts receivable	$1,726	$2,063
Accrued liabilities	2,998	3,008
Stock compensation expense	6,022	5,257
Capitalized costs	7,219	9,639
Accrued sales taxes	1,073	1,089
Deferred rent	3,036	3,319
State tax credits	2,144	1,466
Net operating losses	3,338	3,397
Valuation allowance	(7,887)	(7,657)
Other	386	243

	$20,055	$21,824
Deferred tax liabilities:
Intangible assets	2,866	2,524
Depreciation	1,512	1,541
Other	106	160

	4,484	4,225

Net deferred tax assets	$15,571	$17,599

     The components of income from domestic and foreign operations before income tax expense for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$19,709	$23,942	$43,770
Foreign	677	7,566	3,896

Total	$20,386	$31,508	$47,666

     The components of the income tax provision for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$1,079	$7,240	$16,034
State	(277)	520	1,965
Foreign	1,132	2,565	961

	1,934	10,325	18,960
Deferred:
Federal	1,713	(2,059)	(1,652)
State	274	113	(214)
Foreign	(97)	331	(179)

	1,890	(1,615)	(2,045)

Total	$3,824	$8,710	$16,915

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007
     The income tax benefits related to the exercise of stock options were approximately $1.0 million, $0.2 million, and $1.8 million, for the years ended December 31, 2009, 2008 and 2007, respectively.
     As a result of losses in foreign locations, the Company has net operating loss carry-forwards (“NOLs”) of approximately $12.0 million available to offset future income. Approximately $10.0 million of the NOLs expire in 2011 to 2016, and the remainder does not expire. The Company has established a valuation allowance for these NOLs because the ability to utilize them is uncertain.
     The Company currently has a tax holiday in India under the Software Technology Park of India Plan through March 2011. As a result of this holiday, the Company had pre-tax income of approximately $2.4 million, $3.8 million, and $3.4 million, for the years ended December 31, 2009, 2008 and 2007, respectively, that was not subject to tax. Separately, the Company is subject to India’s Minimum Alternative Tax (“MAT”) and accordingly, incurred income tax expense of approximately $0.4 million and $0.3 million in 2009 and 2008, respectively. The impact on diluted earnings per share if the income had been fully taxable would have been decreases of $0.02, $0.03, and $0.05 per share in 2009, 2008, and 2007, respectively.
     Deferred taxes are not provided for temporary differences of approximately $17.5 million, $17.7 million, and $20.0 million as of December 31, 2009, 2008, and 2007, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is impractical to calculate the tax impact until that occurs.
     The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income tax, net of federal benefit	1.1	1.4	2.5
State credit carry forward	(3.3)	(4.7)	—
Incentive stock options	1.0	0.1	—
Foreign operations	2.4	(0.9)	(2.2)
Tax exempt income	(0.2)	(1.2)	(2.1)
Tax contingencies	(10.8)	(11.9)	1.6
Other permanent differences	(5.1)	(3.2)	(2.0)
Foreign distributions	(1.6)	2.0	3.1
Change in valuation allowance	0.3	11.0	(0.4)

Income taxes	18.8%	27.6%	35.5%

     On January 1, 2007, the Company adopted the provisions of income taxes topic under the FASB Codification. The following table is a summary of the changes in the Company’s unrecognized tax benefits at the beginning and end of the period (in thousands):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007

	2009	2008
Unrecognized tax benefits at January 1,	$(3,250)	$(5,195)

Gross amount of increases and decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	(185)	—
Gross amount of increases and decreases in unrecognized tax benefits as a result of tax positions taken during the current period	(1,048)	(327)
Amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	—	55
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	2,152	2,217

Unrecognized tax benefits at December 31,	$(2,331)	$(3,250)

     The Company’s unrecognized tax benefits totaled $2.3 million, of which substantially all, if recognized, would affect the effective tax rate.
     The Company recognizes potential accrued interest and penalties to unrecognized tax benefits within its global operations in income tax expense. The Company recognized approximately $0.2 million for the potential payment of interest and penalties at December 31, 2009, and included approximately $0.1 million in the 2009 income tax expense.
     The Company conducts business globally and, as a result, files income tax returns in the United State Federal jurisdiction and in many state and foreign jurisdictions. The Company is generally no longer subject to U.S. Federal, state and local, or non-US income tax examinations for the years before 2006. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2010, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $0.2 million related primarily to subsidiary operations and jurisdictional taxable income amounts.
     The Company currently is under audit in limited state and foreign jurisdictions. No significant audits are ongoing.
4. Shareholders’ Equity
     During 2009, 2008, and 2007, the Company purchased 1,371,038 shares, 1,705,614 shares and 3,562,619 shares of the Company’s common stock for approximately $22.8 million, $35.0 million and $99.9 million, respectively, through open market transactions as part of a publicly-announced buy-back program. In January 2010, the Board of Directors increased the remaining share repurchase authority to $25.0 million.
5. Commitments and Contingencies
     Leases
     Rents charged to expense were approximately $6.1 million, $7.2 million, and $6.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. During the first quarter of 2007, the Company extended its Atlanta Headquarters’ lease, which was set to expire in March 2008, to September 30, 2018. The landlord funded leasehold improvements of $7.9 million in conjunction with the new lease which was recorded as an increase in leasehold improvements and deferred rent. Additionally, the Company had a rent holiday from April to September 2008. The entire cash rent obligation is being amortized to expense on a straight line basis over the lease term. The Company assumed a facility lease through its 2005 acquisition of Evant, Inc. with rates in excess of market value. The Company recorded the fair value of this unfavorable lease obligation in deferred rent and amortized the amount over the remaining lease term through April 2008. In December 2008, the Company entered into an agreement to sublease its office space in Massachusetts. Under the agreement, the Company will be receiving sublease payments of approximately $0.3 million in 2010.
     Aggregate future minimum lease payments under the noncancellable operating leases as of December 31, 2009 are as follows (in thousands):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007

Year Ending December 31,
2010	$6,373
2011	5,929
2012	5,221
2013	5,003
2014	4,911
Thereafter	19,542

Total minimum payments required (a)	$46,979

(a)	Minimum payments have not been reduced by the minimum sublease rental of approximately $0.3 million due in the future under a noncancelable sublease.
     There are no future minimum lease payments under capital leases as of December 31, 2009.
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
6. Employee Benefit Plan
     The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $16,500, as defined, to the 401(k) Plan. On January 1, 2008, the Internal Revenue Service raised the eligible compensation limit to $245,000. The Company provides for a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the second quarter of 2009, the Company suspended its 401(k) matching contribution for the remainder of 2009 and full year 2010. During the years ended December 31, 2009, 2008 and 2007, the Company made matching contributions to the 401(k) Plan of $0.8 million, $2.3 million, and $2.2 million, respectively.
7. Restructuring charge
     In the second quarter of 2009, the Company committed to and initiated plans to reduce its workforce by approximately 140 positions along with other expense reduction initiatives to realign its capacity. This action was based on continued deterioration of the global macro-economic environment in the first quarter as reflected by downward revisions by most economists of global GDP growth rates, which resulted in lower than planned first quarter 2009 license revenue results and a revised revenue outlook for the remainder of 2009. As a result of this initiative, the Company recorded a pre-tax restructuring charge of $3.8 million ($2.5 million after-tax or $0.11 per fully diluted share) in 2009. In addition, in the first quarter of 2009, the Company recorded additional employee severance

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007
expense of $63,000 pre-tax, or $42,000 after-tax, related to the restructuring action taken in the fourth quarter of 2008, as discussed below.
     During the quarter ended December 31, 2008, the Company committed to and initiated plans to reduce our workforce by approximately 170 positions to realign our capacity with demand forecasts. As a result of this action, we recorded employee severance expense and outplacement service fees of approximately $4.7 million pretax ($3.0 million after-tax or $0.13 per fully diluted share) in the fourth quarter of 2008. The restructuring charge is classified in “Restructuring charge” in the Company’s Consolidated Statements of Operations.
     The following table summarizes the segment activity in the restructuring accrual for the year ended December 31, 2009:

	Americas	EMEA	APAC	Consolidated
	(in thousands)
Restructuring accrual balance at December 31, 2008	$1,724	$—	$63	$1,787
Restructuring charge	3,019	20	843	3,882
Cash payments	(4,488)	(20)	(906)	(5,414)

Restructuring accrual balance at December 31, 2009	$255	$—	$—	$255

     The balance at December 31, 2009 is included in “Accrued compensation and benefits” in the Company’s Consolidated Balance Sheets. The remaining balance is expected to be paid during 2010.
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
     The Americas segment charges royalty fees to the other segments based on software licenses sold by those reporting segments. The royalties, which totaled $1.3 million, $3.5 million and $2.8 million in 2009, 2008 and 2007, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems and management and support team. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the America’s costs are all research and development costs including the costs associated with the Company’s India operations.
     The operating expenses for the Americas segment include $3.0 million, $3.3 million, and $4.7 million of amortization expense on intangible assets in 2009, 2008 and 2007, respectively.
     In accordance with the segment reporting topic of the FASB Codification, the Company has included a summary of the financial information by reporting segment. The following table presents the revenues, expenses and operating income (loss) by reporting segment for the years ended December 31, 2009, 2008 and 2007 (in thousands):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009				2008
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$29,629	$2,617	$2,440	$34,686	$51,392	$8,885	$5,036	$65,313
Services	155,768	24,637	9,445	189,850	192,483	32,163	11,321	235,967
Hardware and other	21,161	771	199	22,131	33,371	1,750	800	35,921

Total revenue	206,558	28,025	12,084	246,667	277,246	42,798	17,157	337,201

Costs and Expenses:
Cost of revenue	82,849	16,641	7,971	107,461	118,003	23,163	10,772	151,938
Operating expenses	88,844	9,511	4,409	102,764	118,908	12,200	5,621	136,729
Depreciation and amortization	10,398	760	260	11,418	11,912	591	196	12,699
Restructuring charge	3,019	20	843	3,882	4,369	204	94	4,667
Asset impairment charges	—	—	—	—	5,205	—	—	5,205

Total costs and expenses	185,110	26,932	13,483	225,525	258,397	36,158	16,683	311,238

Operating income (loss)	$21,448	$1,093	$(1,399)	$21,142	$18,849	$6,640	$474	$25,963

	Year Ended December 31, 2007
	Americas	EMEA	APAC	Total
Revenue:
Software license	$61,708	$9,311	$2,012	$73,031
Services	187,019	25,617	13,517	226,153
Hardware and other	35,595	1,921	701	38,217

Total revenue	284,322	36,849	16,230	337,401

Costs and Expenses:
Cost of revenue	115,227	21,057	11,076	147,360
Operating expenses	116,381	12,423	4,562	133,366
Depreciation and amortization	12,414	947	256	13,617

Total costs and expenses	244,022	34,427	15,894	294,343

Operating income	$40,300	$2,422	$336	$43,058

     The following table presents the goodwill, long-lived assets and total assets by reporting segment for the years ended December 31, 2009 and 2008 (in thousands):

	As of December 31, 2009				As of December 31, 2008
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Goodwill, net	$54,766	$5,551	$1,963	$62,280	$54,766	$5,547	$1,963	$62,276
Long lived assets	16,236	746	599	17,581	22,494	1,045	788	24,327
Total assets	249,049	10,746	4,916	264,711	254,653	9,544	6,024	270,221
     For the years ended December 31, 2009, 2008, and 2007, we derived revenue from sales to customers outside the United State of approximately $58.0 million, $81.5 million, and $68.7 million, respectively. Our remaining revenue was derived from domestic sales.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007
     Our services revenue consists of fees generated from professional services and customer support and software enhancements related to our software products as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Professional services	$112,770	$159,005	$159,130
Customer support and software enhancements	77,080	76,962	67,023

Total services revenue	$189,850	$235,967	$226,153

     License revenues related to our warehouse and non-warehouse product groups are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Warehouse	$20,145	$35,709	$38,313
Non-Warehouse	14,541	29,604	34,718

Total license revenue	$34,686	$65,313	$73,031

9. Related Party Transactions
     During the years ended December 31, 2009 and 2007 the Company purchased software and services for approximately $50 thousand and $60 thousand, respectively from a company whose former President and Chief Executive Officer is a member of Manhattan’s Board of Directors. There was no purchase from this customer during 2008. As of December 31, 2009, there was no accounts payable outstanding.
10. Subsequent Events
     In February 2010, the Company extended the building lease on its facility in the United Kingdom to November 2014 with an optional extension to February 2018. Annual rent due under the lease is approximately $0.5 million. The Company has a rent holiday from February 2010 to August 2011. The entire cash rent obligation will be amortized to expense on a straight line basis over the lease term.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009, 2008 and 2007
11. Quarterly Results of Operations (Unaudited)
     Following is the quarterly results of operations of the Company for the year ended December 31, 2009 and 2008. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements.

	Quarter Ended
	March 31, 2008	June 30, 2008	Sept 30, 2008	Dec 31, 2008	March 31, 2009	June 30, 2009	Sept 30, 2009	Dec 31, 2009
	(In thousands, except per share data)
Statement of Income Data:
Revenue:
Software license	$18,312	$19,365	$13,802	$13,834	$4,922	$4,126	$11,360	$14,278
Services	59,837	62,289	60,023	53,818	50,843	49,422	46,917	42,668
Hardware and other	10,175	8,836	8,911	7,999	5,060	4,861	7,017	5,193

Total revenue	88,324	90,490	82,736	75,651	60,825	58,409	65,294	62,139
Costs and expenses:
Cost of license	1,144	1,641	1,528	1,648	1,424	1,035	1,162	1,105
Cost of services	31,280	29,856	29,376	26,195	23,157	21,319	19,697	20,176
Cost of hardware and other	8,266	7,317	7,036	6,651	4,121	4,177	5,846	4,242
Research and development	12,654	11,711	12,546	11,496	10,227	9,188	8,781	8,485
Sales and marketing	13,572	14,676	11,579	11,350	10,079	9,026	8,626	8,406
General and administrative	9,071	8,867	9,099	10,108	7,962	7,251	7,462	7,271
Depreciation and amortization	3,248	3,158	3,125	3,168	3,165	3,010	2,665	2,578
Restructuring charge	—	—	—	4,667	63	3,829	—	(10)
Asset impairment charges	—	—	5,205	—	—	—	—	-

Total costs and expenses	79,235	77,226	79,494	75,283	60,198	58,835	54,239	52,253

Operating income (loss)	9,089	13,264	3,242	368	627	(426)	11,055	9,886
Other income (expense), net	2,301	650	927	1,667	(233)	(404)	255	(374)

Income (loss) before income taxes	11,390	13,914	4,169	2,035	394	(830)	11,310	9,512
Income tax provision (benefit)	3,958	4,835	(140)	57	132	(274)	327	3,639

Net income (loss)	$7,432	$9,079	$4,309	$1,978	$262	$(556)	$10,983	$5,873

Basic earnings (loss) per share	$0.30	$0.37	$0.18	$0.08	$0.01	$(0.02)	$0.50	$0.27
Diluted earnings (loss) per share	$0.30	$0.37	$0.18	$0.08	$0.01	$(0.02)	$0.50	$0.26
Shares used in computing basic earnings per share	24,433	24,259	24,069	23,500	23,017	22,391	22,116	22,128

Shares used in computing diluted earnings per share	24,889	24,826	24,568	23,549	23,058	22,391	22,175	22,667

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
Management’s Report on Internal Control over Financial Reporting
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and the report of Ernst & Young LLP on the effectiveness of the Company’s internal control over financial reporting are contained on pages 43 and 44 of this report.
Change in Internal Control over Financial Reporting
     During the fourth quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2010 under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Board Committees.”
Item 11. Executive Compensation
     The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2010 under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2010 under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2010 under the captions “Related Party Transactions” and “Election of Directors.”
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2010 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

		The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

	2.	Financial Statement Schedule.
                         The following financial statement schedule is filed as a part of this report:
SCHEDULE II
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	Beginning of	Charged to	Net	End of
Classification:	Period	Operations	Deductions	Period
Allowance for Doubtful Accounts
For the year ended:
December 31, 2007	$4,901,000	$5,695,000	$3,978,000	$6,618,000
December 31, 2008	$6,618,000	$4,907,000	$5,959,000	$5,566,000
December 31, 2009	$5,566,000	$3,593,000	$4,216,000	$4,943,000

Deferred Tax Asset Valuation Allowance
For the year ended:
December 31, 2007	$4,677,000	$—	$346,000	$4,331,000
December 31, 2008	$4,331,000	$3,326,000	$—	$7,657,000
December 31, 2009	$7,657,000	$230,000	$—	$7,887,000

Restructuring Charge
For the year ended:
December 31, 2008	$—	$4,667,000	$2,880,000	$1,787,000
December 31, 2009	$1,787,000	$3,882,000	$5,414,000	$255,000

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

10.20	*	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.21	*
First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.22	*
Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.23	*
Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.24	*
Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.25	*	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-68968), filed on September 5, 2001).

10.26	*
Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Proxy Statement for its Annual Meeting held May 17, 2002 (File No. 000-23999), filed on April 24, 2002).

10.27	*	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.28	*	Form of Composite Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2006 (File No. 000-23999), filed on May 4, 2006).

10.30	(a)*
Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

(b)*
Modification dated July 19, 2007 by and between the Company and Peter F. Sinisgalli to the Executive Employment Agreement dated February 25, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on July 24, 2007).

10.31	*
Separation and Non-Competition Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

Exhibit
Number		Description

10.32	*
Executive Employment Agreement by and between the Registrant and Jeffrey Mitchell, effective as of September 3, 1999 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.33	*
Executive Non-Competition and Severance Agreement by and between the Registrant and Jeffrey S. Mitchell, dated June 22, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.34	*
Executive Employment Agreement by and between the Registrant and Jeffry Baum, effective as of October 30, 2000 (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.35	*
Executive Employment Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

10.36	*
Severance and Non-Competition Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

10.37	*
Executive Employment Agreement by and between the Registrant and Pervinder Johar, effective as of March 30, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.38	*
Severance and Non-Competition Agreement by and between the Registrant and Pervinder Johar, effective as March 30, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.39	*
Separation Agreement and Release by and between the Registrant and Pervinder Johar, dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 7, 2009).

10.40	*	Form of Modification Agreement for Terms and Conditions for Stock Options. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.41	*
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

10.44	*
2007 Stock Incentive Plan, as amended by the First Amendment thereto (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2009 Annual Meeting of Shareholders (File No. 000-23999) filed on April 20, 2009).

Exhibit
Number		Description

10.45	*	Written Summary of Manhattan Associates, Inc. 2009 Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on June 19, 2009).

10.46	*	Written Summary of Manhattan Associates, Inc. 2009 Supplemental Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on June 19, 2009).

10.47	*	Written Summary of Manhattan Associates, Inc. Annual Cash Incentive Plan

10.48	*	Form of Manhattan Associates, Inc. Restricted Stock Award Agreement for Employees

10.49	*	Form of Manhattan Associates, Inc. Restricted Stock Award Agreement for Non-Employee Directors

21.1		List of Subsidiaries.

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1		Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certificate of Chief Executive Officer and Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

(b)	The registrant hereby files the exhibits set forth in Item 15(a)(3).

(c)	See Item 15(a)(2).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.
By:	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director

Date: February 19, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr.	Chairman of the Board	February 19, 2010

John J. Huntz, Jr.

/s/ Peter F. Sinisgalli	Chief Executive Officer, President and Director (Principal Executive Officer)	February 19, 2010

Peter F. Sinisgalli

/s/ Dennis B. Story	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 19, 2010

Dennis B. Story

/s/ Brian J. Cassidy	Director	February 19, 2010

Brian J. Cassidy

/s/ Paul R. Goodwin	Director	February 19, 2010

Paul R. Goodwin

/s/ Thomas E. Noonan	Director	February 19, 2010

Thomas E. Noonan

/s/ Deepak Raghavan	Director	February 19, 2010

Deepak Raghavan

/s/ Pete Kight	Director	February 19, 2010

Pete Kight

/s/ Dan J. Lautenbach	Director	February 19, 2010

Dan J. Lautenbach

EXHIBIT INDEX

Exhibit
Number	Description

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

10.20	*	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.21	*
First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.22	*
Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.23	*
Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.24	*
Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.25	*	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-68968), filed on September 5, 2001).

10.26	*
Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Proxy Statement for its Annual Meeting held May 17, 2002 (File No. 000-23999), filed on April 24, 2002).

10.27	*	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.28	*	Form of Composite Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2006 (File No. 000-23999), filed on May 4, 2006).

10.30	(a)*
Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

(b )*
Modification dated July 19, 2007 by and between the Company and Peter F. Sinisgalli to the Executive Employment Agreement dated February 25, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on July 24, 2007).

10.31	*
Separation and Non-Competition Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.32	*
Executive Employment Agreement by and between the Registrant and Jeffrey Mitchell, effective as of September 3, 1999 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

Exhibit
Number		Description

10.33	*
Executive Non-Competition and Severance Agreement by and between the Registrant and Jeffrey S. Mitchell, dated June 22, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.34	*
Executive Employment Agreement by and between the Registrant and Jeffry Baum, effective as of October 30, 2000 (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.35	*
Executive Employment Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

10.36	*
Severance and Non-Competition Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

10.37	*
Executive Employment Agreement by and between the Registrant and Pervinder Johar, effective as of March 30, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.38	*
Severance and Non-Competition Agreement by and between the Registrant and Pervinder Johar, effective as March 30, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.39	*
Separation Agreement and Release by and between the Registrant and Pervinder Johar, dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 7, 2009).

10.40	*	Form of Modification Agreement for Terms and Conditions for Stock Options. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.41	*
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

10.44	*
2007 Stock Incentive Plan, as amended by the First Amendment thereto (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2009 Annual Meeting of Shareholders (File No. 000-23999) filed on April 20, 2009).

10.45	*	Written Summary of Manhattan Associates, Inc. 2009 Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on June 19, 2009).

Exhibit
Number		Description

10.46	*	Written Summary of Manhattan Associates, Inc. 2009 Supplemental Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on June 19, 2009).

10.47	*	Written Summary of Manhattan Associates, Inc. Annual Cash Incentive Plan

10.48	*	Form of Manhattan Associates, Inc. Restricted Stock Award Agreement for Employees

10.49	*	Form of Manhattan Associates, Inc. Restricted Stock Award Agreement for Non-Employee Directors

21.1		List of Subsidiaries.

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1		Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certificate of Chief Executive Officer and Chief Financial Officer.