Form 10-Q
period 2010-03-31
MANHATTAN ASSOCIATES INC
filed 2010-04-30
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the Registrant’s class of capital stock outstanding as of April 27, 2010, the latest practicable date, is as follows: 22,706,378 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended March 31, 2010

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$120,411	$120,217
Accounts receivable, net of allowance of $5,619 and $4,943 in 2010 and 2009, respectively	42,561	37,945
Deferred income taxes	5,755	5,745
Prepaid expenses and other current assets	6,611	4,847

Total current assets	175,338	168,754

Property and equipment, net	15,193	15,759
Long-term investments	2,699	2,797
Acquisition-related intangible assets, net	2,835	3,473
Goodwill, net	62,268	62,280
Deferred income taxes	9,642	9,826
Other assets	2,453	1,822

Total assets	$270,428	$264,711

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,615	$4,434
Accrued compensation and benefits	15,190	12,855
Accrued and other liabilities	15,216	15,430
Deferred revenue	40,717	37,436
Income taxes payable	1,953	796

Total current liabilities	78,691	70,951

Other non-current liabilities	10,629	10,395

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2010 or 2009	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 22,357,384 and 22,467,123 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	224	225
Additional paid-in capital	—	2,892
Retained earnings	182,379	182,387
Accumulated other comprehensive loss	(1,495)	(2,139)

Total shareholders’ equity	181,108	183,365

Total liabilities and shareholders’ equity	$270,428	$264,711

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Revenue:
Software license	$14,207	$4,922
Services	53,461	50,843
Hardware and other	6,281	5,060

Total revenue	73,949	60,825
Costs and expenses:
Cost of license	1,549	1,424
Cost of services	24,064	23,157
Cost of hardware and other	5,069	4,121
Research and development	10,440	10,227
Sales and marketing	10,468	10,079
General and administrative	8,461	7,962
Depreciation and amortization	2,415	3,165
Restructuring charge	—	63

Total costs and expenses	62,466	60,198

Operating income	11,483	627
Other expense, net	(498)	(233)

Income before income taxes	10,985	394
Income tax provision	3,790	132

Net income	$7,195	$262

Basic earnings per share	$0.33	$0.01
Diluted earnings per share	$0.32	$0.01

Weighted average number of shares:
Basic	21,958	23,017
Diluted	22,535	23,058
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Operating activities:
Net income	$7,195	$262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,415	3,165
Stock compensation	2,585	2,318
Loss on disposal of equipment	1	13
Tax benefit (deficiency) of stock awards exercised/vested	176	(901)
Excess tax benefits from stock based compensation	(129)	(2)
Deferred income taxes	164	637
Unrealized foreign currency loss	229	421
Changes in operating assets and liabilities:
Accounts receivable, net	(4,867)	17,381
Other assets	(2,375)	(626)
Accounts payable, accrued and other liabilities	3,738	(11,562)
Income taxes	1,155	(1,924)
Deferred revenue	3,572	3,523

Net cash provided by operating activities	13,859	12,705

Investing activities:
Purchase of property and equipment	(1,177)	(873)
Net maturies of investments	99	24

Net cash used in investing activities	(1,078)	(849)

Financing activities:
Purchase of common stock	(15,938)	(10,484)
Proceeds from issuance of common stock from options exercised	3,081	210
Excess tax benefits from stock based compensation	129	2

Net cash used in financing activities	(12,728)	(10,272)

Foreign currency impact on cash	141	(1,055)

Net change in cash and cash equivalents	194	529
Cash and cash equivalents at beginning of period	120,217	85,739

Cash and cash equivalents at end of period	$120,411	$86,268

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
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
     The accounting related to license revenue recognition in the software industry is complex and affected by interpretations of the rules which are subject to change. Judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions decline, or if the financial conditions of customers deteriorate, the Company may be unable to determine that collectibility is probable, and the Company could be required to defer the recognition of revenue until the Company receives customer payments.
     The Company’s services revenue consists of fees generated from professional services and customer support and software enhancements related to the Company’s software products. Fees from professional services performed by the

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(unaudited)
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
     In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified as hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $1.8 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively.
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
     At March 31, 2010, the Company’s cash balance was $45.3 million and the cash equivalent balance was $75.2 million. Cash equivalents primarily consist of highly liquid money market funds with remaining maturities of less than three months when purchased. The Company has invested $2.7 million in auction rate securities with original maturities ranging from 2025 to 2040. Auctions were held for these securities that reset their yield every 7 to 35 days. During the first quarter of 2010, the Company sold $0.1 million of its auction rate securities. During 2009 and 2008 however, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold these securities. Accordingly, the Company began classifying these securities as long-term investments in marketable securities in the consolidated balance sheet due to uncertainty surrounding the timing of a market recovery. In determining the fair values of auction rate securities, the Company considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. The $2.7 million of auction rate

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(unaudited)
securities held by the Company at March 31, 2010 were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments consequently have high credit ratings, and the Company intends and has the ability to hold these securities until maturity or until redeemed. However, due to liquidity concerns rather than creditworthiness, the Company has recorded an unrealized loss of $0.2 million as of March 31, 2010 for the temporary decline in the fair value of these investments. The unrealized loss is included as a separate component of shareholders’ equity and in total comprehensive income. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
     The Company uses quoted prices from active markets which are classified at level 1 as a highest level observable input in the disclosure hierarchy framework for all other available-for-sale securities.
     The following table set forth the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2010 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$75,151	$—	$2,699	$77,850

Total investments	$75,151	$—	$2,699	$77,850

5. Stock-Based Compensation
     In January 2010 the Compensation Committee approved certain changes to the Company’s historical equity incentive grant practices, with the objective to optimize its performance and retention strength while managing program share usage to improve long-term equity overhang. The changes eliminate stock option awards in favor of 100% restricted stock grants, which for the 2010 awards contain vesting provisions that are 50% service-based and 50% performance-based for employee awards and 100% service based for outside Board of Directors (“Outside Directors”). The equity compensation program change for employees was effective January 2010 and for Outside Directors is effective May 2010 occurring commensurate with our annual shareholder’s meeting. The awards have a four year vesting period, with the performance portion tied to annual revenue and earnings per share targets.
     During the three months ended March 31, 2010 and 2009, the Company granted options to purchase 17,500 shares and 553,025 shares of common stock, respectively. The Company recorded stock option expense of $1.2 million and $1.4 million during the three months ended March 31, 2010 and 2009, respectively.
     A summary of changes in outstanding options for the three months ended March 31, 2010 is as follows:

Number of Shares
Outstanding at December 31, 2009	5,768,961
Granted	17,500
Exercised	(149,311)
Forfeited and expired	(17,347)

Outstanding at March 31, 2010	5,619,803

     The Company also granted 379,943 and 182,571 shares of restricted stock during the three months ended March 31, 2010 and 2009, respectively. The Company recorded restricted stock expense of $1.4 million and $0.9 million during the three months ended March 31, 2010 and 2009, respectively.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(unaudited)
     A summary of changes in unvested shares of restricted stock for the three months ended March 31, 2010 is as follows:

Number of Shares
Outstanding at December 31, 2009	388,560
Granted	379,943
Vested	(112,105)
Forfeited and expired	(5,037)

Outstanding at March 31, 2010	651,361

6. Income Taxes
     The Company’s effective tax rate was 34.5% and 33.5% for the three months ended March 31, 2010 and 2009, respectively. The increase in the effective tax rate is principally due to the mix of foreign profits compared to U.S. profits.
     For the three month period ended March 31, 2010, there were no material changes to unrecognized tax benefits. Further, there were no material changes to interest and penalties for the three month period. There has been no change to the Company’s policy that recognizes potential accrued interest and penalties to unrecognized tax benefits within its global operations in income tax expense.
     The Company conducts business globally and, as a result, files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to U.S. Federal or significant state, local or non-US jurisdiction income tax examinations for the years before 2006.
7. Comprehensive Income
     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
     The following table sets forth the calculation of comprehensive income for the three months ended March 31, 2010 (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net income	$7,195	$262
Foreign currency translation adjustment	644	(712)

Comprehensive income (loss)	$7,839	$(450)

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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(unaudited)
     The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share:

	For Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Net income	$7,195	$262
Earnings per share:
Basic	$0.33	$0.01
Effect of CESs	(0.01)	—

Diluted	$0.32	$0.01

Weighted average number of shares:
Basic	21,958	23,017
Effect of CESs	577	41

Diluted	22,535	23,058

     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 3,062,120 shares and 6,205,734 shares for the three months ended March 31, 2010 and 2009, respectively. Such shares were not included because they were anti-dilutive.
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
10. Operating Segments
     The Company operates its business in three geographical segments: the Americas (North America and Latin America), Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). The information for the periods presented below reflects these segments. All segments derive revenue from the sale and implementation of the Company’s supply chain execution and planning solutions. The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain. The Company uses the same accounting policies for each operating segment. The Chief Executive Officer and Chief Financial Officer evaluate performance based on revenue and operating results for each region.
     The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.8 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(unaudited)
     The following table presents the revenues, expenses and operating income (loss) by reporting segment for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended March 31,
	2010				2009
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$11,107	$1,444	$1,656	$14,207	$3,826	$445	$651	$4,922
Services	44,775	6,312	2,374	53,461	42,173	6,402	2,268	50,843
Hardware and other	6,007	233	41	6,281	4,828	183	49	5,060

Total revenue	61,889	7,989	4,071	73,949	50,827	7,030	2,968	60,825

Costs and Expenses:
Cost of revenue	23,955	4,588	2,139	30,682	22,579	3,983	2,140	28,702
Operating expenses	25,335	2,878	1,156	29,369	24,948	2,166	1,154	28,268
Depreciation and amortization	2,266	105	44	2,415	2,981	143	41	3,165
Restructuring charge	—	—	—	—	59	—	4	63
Total costs and expenses	51,556	7,571	3,339	62,466	50,567	6,292	3,339	60,198

Operating income (loss)	$10,333	$418	$732	$11,483	$260	$738	$(371)	$627

     The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Professional services	$33,960	$32,345
Customer support and software enhancements	19,501	18,498

Total services revenue	$53,461	$50,843

     License revenues related to the Company’s warehouse and non-warehouse product groups for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Warehouse	$6,722	$2,903
Non-Warehouse	7,485	2,019

Total software license revenue	$14,207	$4,922

11. Restructuring charge
     In the first quarter of 2009, the Company recorded additional employee severance expense of $63,000 pre-tax, or $42,000 after-tax, related to the restructuring action taken in the fourth quarter of 2008. The restructuring charge is classified in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations. The Company estimates that the majority of related payments will be completed by the end of 2010.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(unaudited)
     The following table summarizes the segment activity in the restructuring accrual for the three months ended March 31, 2010:

	Americas	EMEA	APAC	Consolidated
		(in thousands)
Restructuring accrual balance at December 31, 2009	$255	$—	$—	$255
Restructuring charge	—	—	—	—
Cash payments	(82)	—	—	(82)

Restructuring accrual balance at March 31, 2010	$173	$—	$—	$173

     The balance at March 31, 2010 is included in “Accrued compensation and benefits” in the Company’s Condensed Consolidated Balance Sheets. The majority of the remaining balance is expected to be paid during 2010.
12. New Accounting Pronouncements
     In January 2010, the FASB issued an Accounting Standard Update to improve disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for significant transfers in and out of Level 1 and 2 in the fair value hierarchy and the reasons for the transfers. This guidance also requires disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (Level 3) investments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except Level 3 reconciliation disclosures which are effective for the fiscal years and interim periods beginning after December 15, 2010. The Company adopted the enhanced disclosures for Level 1 and 2 in its first quarter of 2010 reporting. The Company does not expect the Level 3 reconciliation disclosures to have a material impact on its financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2009. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2010 and 2009, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.

Business Overview
     We are a leading developer and implementer of supply chain software solutions that help organizations optimize their supply chain operations from planning through execution. Our platform-based supply chain software solution portfolios — Manhattan SCOPE® and Manhattan SCALETM — are designed to deliver both business agility and total cost of ownership advantages to customers. Manhattan SCOPE (Supply Chain Optimization, Planning through Execution) leverages our Supply Chain Process Platform (SCPP) to unify the full breadth of the supply chain, while Manhattan SCALE (Supply Chain Architected for Logistics Execution) leverages Microsoft’s .NET® platform to unify logistics functions.
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
     Our business model is singularly focused on the development and implementation of complex supply chain software solutions that are designed to optimize supply chain effectiveness and efficiency for our customers. We have three principal sources of revenue:
•	license revenue generated from the sales of our supply chain software;

•	professional services derived from implementing our solutions along with customer support services and software enhancements (services); and

•	hardware sales and other revenue.
     In the first quarter of 2010, we generated $73.9 million in total revenue with a revenue mix of: license revenues 19%; services 72%; and hardware and other revenue 9%.
     We manage our business based on three geographic regions: North America and Latin America (Americas), Europe, Middle East and Africa (EMEA), and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $22.1 million and $13.7 million for the three months ended March 31, 2010 and 2009, respectively, which represents approximately 30% and 22% of our total revenue for the three months ended March 31, 2010 and 2009, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2010, we employed approximately 1,800 employees worldwide, of which about 885 employees are based in the Americas, approximately 145 employees in EMEA, and approximately 775 employees in APAC and India. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America.
Global Economic Trends and Industry Factors
     Global macro economic trends, technology spending and supply chain management market growth are important barometers for our business. In the first quarter of 2010, approximately 70% of our total revenue was generated in the United States, 11% in EMEA and the balance in APAC, Canada and Latin America. In addition, industry analysts project that approximately two-thirds of every supply chain software solutions dollar invested is spent in the United States; consequently, the health of the U.S. economy has a meaningful impact on our financial results.
     We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Reductions in capital budgets of our current and prospective customers have had an adverse impact on our ability to sell our solutions, largely we believe as a result of the global economic recession. The deterioration in the current business climate within the United States and geographic regions in which we operate continues to affect customers and prospects decisions regarding timing of strategic capital spend. Timing of deals closed can have a material adverse impact on our business and is likely to further intensify competition in our already highly competitive markets.
     In April 2010, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update raising its previous 2010 world economic growth forecast from January 2010. The update noted, “The global recovery has evolved better than expected, but in many economies the strength of the rebound has been moderate given the severity of the recession. In 2010, world output is expected to rise by about 4 1/4 percent, which represents an upward revision of 1 percentage point from the October 2009 WEO and similar to the January 2009 WEO update.” “Global activity is recovering at varying speeds, tepidly in many of the advanced economies but solidly in emerging and developing economies. The United States is off to a somewhat later but better start than Europe or Japan,” the update continued. Advanced economies are projected to expand sluggishly through much of 2010 with annual growth of about 2.3%, following a contraction of 3.2% in 2009. The U.S. economy contracted about 2.5% in 2009 and is projected to grow 3.1% in 2010.
     Our license revenues in the first half of 2009 totaled $9.0 million, down 76% over the first half of 2008 as we closed no license deals with revenue recognized greater than $1.0 million. In contrast, we generated $25.6 million in total license revenue in the second half of the year recognizing five license deals greater than $1.0 million. In the first quarter of 2010, we recognized four $1.0 million license deals and view this as a sign the economy is continuing to stabilize and customers and prospects are beginning to invest more in improving their supply chains. While our results over the past several quarters seem to be a clear signal of improving demand, we and our customers still remain cautious regarding the global economic recovery as noted by IMF’s World Economic outlook.
Revenue
     License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. In the three months ended March 31, 2010, license revenue totaled $14.2 million, or 19% of total revenue, with gross margins of 89.1%. Our typical license revenue percentage mix of new to existing customers is approximately 50/50. However, for the quarter ended March 31, 2010, the percentage mix was approximately 55/45 of new to existing customers.
     License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles of which the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit and earnings per share. For example, $1.0 million of license revenue in the first quarter of 2010 equates to approximately $0.03 of diluted earnings per share impact.
     Our software solutions are singularly focused on the supply chain planning and execution markets, which are intensely competitive, rapidly consolidating and characterized by rapid technological change. We are a market leader in the supply chain management software solutions market as defined by industry analysts such as AMR, ARC and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our license revenues faster than our competitors. We do anticipate facing increased competition in the future from Enterprise Resource Planning (ERP) and Supply Chain Management applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.
     Services revenue. Our services business consists of professional services (consulting and training) and customer support services and software enhancements. In the first quarter of 2010, our services revenue totaled $53.5 million, or 72% of total revenue, with gross margins of 55.0%. Professional services accounted for approximately 65% of total services revenue and approximately 45% of total revenue in the first quarter of 2010. When comparing our operating margins to other technology companies, our operating margin profile can be lower due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin as services margins are lower than license revenue margins.
     At March 31, 2010, our consulting services business totaled approximately 875 employees, nearly 50% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.
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

     Typically, our consulting services lag license revenue by several quarters, as implementation services are performed after the purchase of the software. Services revenue growth is contingent upon: 1) license revenue growth, which is influenced by the strength of general economic and business conditions and the competitive position of our software products, 2) customer multiple site implementation timelines and upgrades, which are influenced by the strength of general economic and business conditions specifically impacting our customers, 3) competitive exposure to offshore providers and other consulting companies, 4) price pressure due to competition and general economic and business conditions, and 5) fluctuations in currency rates. All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins and loss of market share.
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
     Our CSSE revenues totaled $19.5 million in the three months ended March 31, 2010. CSSE represented approximately 35% of services revenue and approximately 25% of total revenue in the first quarter of 2010. The growth of CSSE revenues is influenced by: 1) new license revenue growth, 2) annual renewal of support contracts, 3) increase in customers through acquisitions, and 4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically 12 months. CSSE renewal revenue is not recognized unless payment is received from the customer.
     Hardware and other revenue. Our hardware and other revenues totaled $6.3 million representing 9% of total revenue with gross margins of 19.3% in the three months ended March 31, 2010. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.
     Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $1.8 million and $2.0 million for March 31, 2010 and 2009, respectively.
Product Development
     We intend to continue to invest significantly in research and development (R&D), which historically has averaged about $0.14 of every revenue dollar, to provide market leading solutions that help global manufacturers, wholesalers, distributors, retailers and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the three months ended March 31, 2010 and 2009 were $10.4 million and $10.2 million, respectively. At March 31, 2010, our R&D organization totaled approximately 625 employees, located in the U.S. and India, representing about 35% of our total employees worldwide.
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

Cash Flow and Financial Condition
     For the three months ended March 31, 2010 and 2009, we generated cash flow from operating activities of $13.9 million and $12.7 million, respectively. Our cash, cash equivalents and investments at March 31, 2010 totaled $123.1 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding of R&D investment, operations to drive earnings growth and repurchases of common stock.
     At March 31, 2010, we had approximately $10.0 million remaining in share repurchase authority. In April 2010, our Board of Directors approved raising the Company’s remaining share repurchase authority from $10.0 million to $25.0 million of Manhattan Associates outstanding common stock. In 2010, we anticipate that our priorities for the use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2010 for general corporate purposes.
Results of Operations
     The following table summarizes our consolidated results for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Revenue	$73,949	$60,825
Costs and expenses	62,466	60,198

Operating income	11,483	627
Other expense, net	(498)	(233)

Income before income taxes	10,985	394
Net income	$7,195	$262

Diluted earnings per share	$0.32	$0.01

Diluted weighted average number of shares	22,535	23,058

     We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations. During the three months ended March 31, 2010 and 2009, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended March 31,
			% Change vs. Prior
	2010	2009	Year
	(in thousands)
Revenue:
Software license
Americas	$11,107	$3,826	190%
EMEA	1,444	445	224%
APAC	1,656	651	154%

Total software license	$14,207	$4,922	189%

Services
Americas	$44,775	$42,173	6%
EMEA	6,312	6,402	-1%
APAC	2,374	2,268	5%

Total services	$53,461	$50,843	5%

Hardware and Other
Americas	$6,007	$4,828	24%
EMEA	233	183	27%
APAC	41	49	-16%

Total hardware and other	$6,281	$5,060	24%

Total Revenue
Americas	$61,889	$50,827	22%
EMEA	7,989	7,030	14%
APAC	4,071	2,968	37%

Total revenue	$73,949	$60,825	22%

Operating income:
Americas	$10,333	$260	3874%
EMEA	418	738	-43%
APAC	732	(371)	297%

Total operating income	$11,483	$627	1731%

Financial Summary of First Quarter 2010 Condensed Consolidated Financial Results
•	We reported record first quarter diluted earnings per share of $0.32 compared to $0.01 in the first quarter of 2009.

•	Consolidated revenue for the first quarter of 2010 was $73.9 million compared to $60.8 million in the first quarter of 2009. License revenue was $14.2 million in the first quarter of 2010, compared to $4.9 million in the first quarter of 2009.

•	Operating income for the first quarter of 2010 was $11.5 million compared to $0.6 million in the first quarter of 2009.

•	Cash flow from operations was $13.9 million in the first quarter of 2010 compared to $12.7 million in the first quarter of 2009. Days Sales Outstanding were 53 days at March 31, 2010 compared to 56 days at December 31, 2009.

•	Cash, cash equivalents and investments on-hand at March 31, 2010 was $123.1 million compared to $123.0 million at December 31, 2009.

•	We repurchased approximately 595,000 common shares totaling $15.0 million at an average share price of $25.21 in the first quarter of 2010, primarily self-funded from cash flow provided from operations. In April 2010, our Board of Directors approved raising our remaining repurchase authority for the Company’s common Stock from $10.0 million to a total of $25.0 million.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     The results of our operations for the first quarter of 2010 and 2009 are discussed below.
Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2010	2009	Prior ear	2010	2009
	(in thousands)
Software license	$14,207	$4,922	189%	19%	8%
Services	53,461	50,843	5%	72%	84%
Hardware and other	6,281	5,060	24%	9%	8%

Total revenue	$73,949	$60,825	22%	100%	100%

          Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.
          License revenue. License revenue increased $9.3 million, or 189%, in the quarter ended March 31, 2010 over the same period in the prior year primarily, we believe, driven by the continued stabilization of the global economy and customers and prospects are beginning to invest more to improve their supply chains.
          The license sales percentage mix across our product suite in the quarter ended March 31, 2010 was approximately 45/55 of warehouse management solutions to non-warehouse management solutions, respectively. Our warehouse management solutions increased $3.8 million in the first quarter of 2010 compared to the same quarter in the prior year and non-warehouse management solutions increased $5.5 million compared to the same quarter in the prior year.
          Services revenue. Services revenue increased $2.6 million, or 5%, in the first quarter of 2010 compared to the same quarter in the prior year due to a $1.6 million and $1.0 million increase in revenue from professional services and customer support and software enhancements, respectively. The increase in services revenue is primarily due to improved license sales beginning in the second half of 2009 and continuing into the first quarter of 2010 combined with customer upgrade activity largely driven by the improving macroeconomic conditions. Services revenue for the Americas and APAC segments increased $2.6 million and $0.1 million, respectively, while EMEA segment decreased $0.1 million in the first quarter of 2010 compared to the first quarter of 2009.
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
          Hardware and other. Hardware sales increased by $1.4 million, or 47%, to $4.5 million in the first quarter of 2010 compared to $3.1 million in the first quarter of 2009. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $1.8 million and $2.0 million for the quarters ended March 31, 2010 and 2009, respectively.

Cost of Revenue

	Three Months Ended March 31,
			% Change vs. Prior
	2010	2009	Year
	(in thousands)
Cost of software license	$1,549	$1,424	9%
Cost of services	24,064	23,157	4%
Cost of hardware and other	5,069	4,121	23%

Total cost of revenue	$30,682	$28,702	7%

          Cost of software license. Cost of software license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license increased by $0.1 million, or 9%, in the first quarter of 2010 compared to the same quarter of 2009.
          Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $0.9 million, or 4%, increase in cost of services in the quarter ended March 31, 2010 compared to the same quarter in prior year was principally due to a $2.4 million increase in performance based bonus expense. This increase was partially offset by a $1.2 million decrease in employee-related costs such as salary, benefits and payroll taxes resulting from lower services headcount.
          Services gross margin increased 50 basis points to 55.0% in the first quarter of 2010 from 54.5% in the first quarter of 2009. The increase in margin is primarily attributable to the decrease in professional services costs driven by our expense reduction actions in the prior year.
          Cost of hardware and other. Cost of hardware increased $1.2 million to approximately $3.4 million in the first quarter of 2010 compared to the same quarter of 2009 as a direct result of increased hardware sales. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $1.7 million and $2.0 million for the quarters ended March 31, 2010 and 2009, respectively.
Operating Expenses

	Three Months Ended March 31,
			% Change vs. Prior
	2010	2009	Year
	(in thousands)
Research and development	$10,440	$10,227	2%
Sales and marketing	10,468	10,079	4%
General and administrative	8,461	7,962	6%
Depreciation and amortization	2,415	3,165	-24%
Restructuring charge	—	63	-100%

Operating expenses	$31,784	$31,496	1%

          Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended March 31, 2010 increased to $10.4 million from $10.2 million in the same quarter of the prior year. This $0.2 million increase was mainly attributable to the increase of $1.0 million in performance based bonus expense, partially offset by a decrease of $0.7 million in employee-related costs such as salary, benefits and payroll taxes resulting from lower headcount.
          Our principal research and development activities have focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates integration with ERP and other supply chain solutions. For the quarters ended March 31, 2010 and 2009, we did not capitalize any research and development costs.
          Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $0.4 million, or 4%, in the first quarter of 2010 compared to the same quarter of the prior year. This increase was mainly attributable to the increase in performance based bonus and commission expense of $1.0 million related to higher software license, partially offset by the decrease of $0.4 million in marketing programs and a $0.2 million decrease in employee-related costs such as salary, benefits, and payroll taxes because of lower headcount.
          General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The $0.5 million, or 6%, increase in general and administrative expenses during the quarter ended March 31, 2010 compared to the same quarter in the prior year were primarily attributable to an increase of $0.7 million performance based bonus expense. This increase was partially offset by an increase of $0.4 million of recoveries of previously expensed sales tax resulting from a sales tax audit refund.
          Depreciation and amortization. Depreciation expense amounted to $1.8 million and $2.4 million for the quarters ended March 31, 2010 and 2009, respectively. Amortization of intangibles associated with various acquisitions totaled $0.6 million and $0.7 million for the quarters ended March 31, 2010 and 2009, respectively.
Operating Income
          Operating income for the first quarter of 2010 was $11.5 million, an increase of $10.9 million as compared to operating income of $0.6 million in the first quarter of 2009. Operating margins improved to 15.5% for the first quarter of 2010 up from 1.0% for the first quarter of 2009. Operating income and margins increased primarily due to an increase in license revenue in the first quarter of 2010.
Other Income and Taxes

	Three Months Ended March 31,
			% Change vs. Prior
	2010	2009	Year
	(in thousands)
Other expense, net	$(498)	$(233)	114%
Income tax provision	3,790	132	2771%
          Other expense, net. Other expense, net principally includes interest income, foreign currency gains and losses and other non-operating expense. Other expense, net increased $0.3 million in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the increase in other non-operating expense of $0.2 million.
          Income tax provision. Our effective income tax rate was 34.5% and 33.5% for the quarter ended March 31, 2010 and 2009, respectively. The increase in the effective tax rate is principally due to the mix of foreign profits compared to U.S. profits.
Liquidity and Capital Resources
          As of March 31, 2010, we had approximately $123.1 million in cash, cash equivalents and investments, as compared to $123.0 million at December 31, 2009. Our main source of operating cash flows is cash collections from our customers, which we use to fund our operations. Our priorities for the use of cash will be similar to prior years, with our first priority being continued investment in product development and growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2010 for general corporate purposes.

          Our operating activities generated cash flow of approximately $13.9 million and $12.7 million for the three months ended March 31, 2010 and 2009, respectively. The increase in cash flow from operations was attributable to higher revenue and strong accounts receivable collections. Days sales outstanding (DSO) were 53 days at March 31, 2010 and 56 days at December 31, 2009.
          Our investing activities used cash of approximately $1.1 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively. The use of cash for investing activities for the three months ended March 31, 2010 and 2009 was principally attributable to capital expenditures of approximately $1.2 million and $0.9 million, respectively.
          Our financing activities used cash of approximately $12.7 million and $10.3 million for the three months ended March 31, 2010 and 2009, respectively. The principal use of cash for financing activities for the three months ended March 31, 2010 was to purchase approximately $15.9 million of our common stock including $0.9 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $3.1 million. The principal use of cash for financing activities for the three months ended March 31, 2009 was to purchase approximately $10.5 million of our common stock including $0.5 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $0.2 million.
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
          Our judgments, assumptions and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws, allowable deductions, projected tax credits and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50 percent likely to be realized. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.
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
          We recognize compensation cost for service-based awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. We recognize compensation costs for service-based awards that also contain performance conditions when it is probable that the performance conditions will be met. We recognize the cost using the accelerated method (on a straight-line basis over the service period for each separately vesting portion of the award). Compensation cost recognized in any period is affected by the number of stock options granted, the vesting period (which generally is four years), the underlying assumptions used in estimating the fair value and expected turnover on the date of grant, and the probability that the performance conditions, if applicable, will be achieved.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Business
          Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, France, Australia, Japan, China, Singapore and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recorded foreign exchange losses of $0.4 million for the quarters ended March 31, 2010 and 2009. Foreign exchange rate transaction losses are classified in “Other expense, net” in our Condensed Consolidated Statements of Operations. A fluctuation of 10% in the period end exchange rates at March 31, 2010 relative to the U.S. dollar would result in approximately a $0.1 million change in the reported foreign currency loss for the three months ended March 31, 2010.
Interest Rates
          We invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from operations. At March 31, 2010, our cash, cash equivalents and investments balance totaled $123.1 million, of which $120.4 million is 100% liquid. The remaining investments totaling $2.7 million are invested in auction rate securities.
          Our cash equivalents balance at March 31, 2010 was $75.2 million. Cash equivalents principally consist of highly liquid money market funds with remaining maturities of less than three months when purchased. These investments are categorized as available-for-sale securities and recorded at fair market value. At March 31, 2010, we held $6.4 million of investments in auction rate securities, which had original maturities greater than one year, but which had auctions to reset the yield every 7 to 35 days. The fair values of these auction rate securities considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions of our valuation could have a significant impact on the value of these securities, which may cause losses and affect our liquidity specifically for these securities potentially requiring us to record an impairment charge on these investments in the future. Certain auctions failed during 2008 and the underlying securities were not called by the issuer. During 2008, we recorded an other-than-temporary impairment charge of $3.5 million on one of these investments. We reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. During 2009 and 2008, we also recorded temporary impairment charges of $0.2 million on these investments resulting in $2.7 million in total auction rate securities investments on the balance sheet at March 31, 2010. The remaining $2.7 million of auction rate securities held by us at March 31, 2010 were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments have high credit ratings, and we intend and have the ability to hold these securities until maturity or until called. We will continue to evaluate the fair value of our investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
          Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash and investment securities was less than 1% for quarters ended March 31, 2010 and 2009. The fair value of cash equivalents and investments held at March 31, 2010 was $77.9 million. Based on the average investments outstanding during the three months ended March 31, 2010, an increase or decrease of 25 basis points would result in an increase or decrease in interest income approximately $0.3 million increases or decreases to interest income.
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
Changes in Internal Control over Financial Reporting
          During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.
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
Item 1A. Risk Factors.
          In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended March 31, 2010. All repurchases related to the repurchase program were made on the open market.

			Total Number of
			Shares Purchased as
	Total Number of	Average Price Paid	Part of Publicly	Maximum Number (or Approximate Dollar
	Shares	per	Announced Plans or	Value) of Shares that May Yet Be
Period	Purchased(a)	Share(b)	Programs	Purchased Under the Plans or Programs
January 1 - January 31, 2010	37,033	$24.08	—	$25,000,000
February 1 - February 28, 2010	276,590	23.67	275,573	18,474,290
March 1 - March 31, 2010	320,333	26.53	319,432	10,000,016

Total	633,956	$25.14	595,005	$10,000,016

(a)	Includes 37,033 shares, 1,017 shares and 901 shares withheld for taxes due upon vesting of restricted stock during January, February and March, respectively.

(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock were $24.08, $21.65 and $26.96 in January, February and March, respectively.
          In April 2010, our Board of Directors approved raising our remaining repurchase authority for the Company’s common Stock from $10.0 million to a total of $25.0 million.
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

MANHATTAN ASSOCIATES, INC.
Date: April 30, 2010	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: April 30, 2010	/s/ Dennis B. Story
Dennis B. Story
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002