Form 10-Q
period 2010-06-30
MANHATTAN ASSOCIATES INC
filed 2010-08-02
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     [Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of July 28, 2010, the latest practicable date, is as follows: 22,074,740 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended June 30, 2010

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$117,663	$120,217
Accounts receivable, net of allowance of $6,379 and $4,943 in 2010 and 2009, respectively	46,747	37,945
Deferred income taxes	5,793	5,745
Income taxes receivable	1,038	—
Prepaid expenses and other current assets	5,573	4,847

Total current assets	176,814	168,754

Property and equipment, net	14,951	15,759
Long-term investments	2,532	2,797
Goodwill, net	62,251	62,280
Acquisition-related intangible assets, net	2,196	3,473
Deferred income taxes	9,831	9,826
Other assets	2,165	1,822

Total assets	$270,740	$264,711

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,747	$4,434
Accrued compensation and benefits	17,552	12,855
Accrued and other liabilities	15,094	15,430
Deferred revenue	38,632	37,436
Income taxes payable	—	796

Total current liabilities	79,025	70,951

Other non-current liabilities	10,422	10,395

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2010 or 2009	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 22,167,568 and 22,467,123 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	222	225
Additional paid-in capital	—	2,892
Retained earnings	183,412	182,387
Accumulated other comprehensive loss	(2,341)	(2,139)

Total shareholders’ equity	181,293	183,365

Total liabilities and shareholders’ equity	$270,740	$264,711

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue:
Software license	$15,485	$4,126	$29,692	$9,048
Services	54,780	49,422	108,241	100,265
Hardware and other	7,376	4,861	13,657	9,921

Total revenue	77,641	58,409	151,590	119,234

Costs and expenses:
Cost of license	1,611	1,035	3,160	2,459
Cost of services	24,906	21,319	48,970	44,476
Cost of hardware and other	6,205	4,177	11,274	8,298
Research and development	10,334	9,188	20,774	19,415
Sales and marketing	12,073	9,026	22,541	19,105
General and administrative	8,177	7,251	16,638	15,213
Depreciation and amortization	2,318	3,010	4,733	6,175
Restructuring charge	—	3,829	—	3,892

Total costs and expenses	65,624	58,835	128,090	119,033

Operating income (loss)	12,017	(426)	23,500	201
Other income (expense), net	304	(404)	(194)	(637)

Income (loss) before income taxes	12,321	(830)	23,306	(436)
Income tax provision (benefit)	4,132	(274)	7,922	(142)

Net income (loss)	$8,189	$(556)	$15,384	$(294)

Basic earnings (loss) per share	$0.38	$(0.02)	$0.70	$(0.01)
Diluted earnings (loss) per share	$0.36	$(0.02)	$0.68	$(0.01)

Weighted average number of shares:
Basic	21,718	22,391	21,837	22,687
Diluted	22,776	22,391	22,655	22,687
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	2010	2009
	(unaudited)
Operating activities:
Net income (loss)	$15,384	$(294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,733	6,175
Stock compensation	5,087	4,018
Loss on disposal of equipment	(6)	12
Tax benefit (deficiency) of stock awards exercised/vested	1,237	(1,088)
Excess tax benefits from stock based compensation	(342)	(9)
Deferred income taxes	(25)	386
Unrealized foreign currency loss	24	723
Changes in operating assets and liabilities:
Accounts receivable, net	(9,299)	25,082
Other assets	(1,122)	2,342
Accounts payable, accrued and other liabilities	8,285	(9,872)
Income taxes	(1,837)	(2,944)
Deferred revenue	1,743	(986)

Net cash provided by operating activities	23,862	23,545

Investing activities:
Purchase of property and equipment	(2,706)	(1,360)
Net maturies of investments	98	80

Net cash used in investing activities	(2,608)	(1,280)

Financing activities:
Purchase of common stock	(41,022)	(20,540)
Proceeds from issuance of common stock from options exercised	17,445	544
Excess tax benefits from stock based compensation	342	9

Net cash used in financing activities	(23,235)	(19,987)

Foreign currency impact on cash	(573)	(49)

Net change in cash and cash equivalents	(2,554)	2,229
Cash and cash equivalents at beginning of period	120,217	85,739

Cash and cash equivalents at end of period	$117,663	$87,968

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
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
June 30, 2010
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
     In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified as hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $2.3 million and $4.1 million for the three and six months ended June 30, 2010, respectively, and $1.9 million and $3.8 million for the three and six months ended June 30, 2009, respectively.
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
     At June 30, 2010, the Company’s cash balance was $84.0 million and the cash equivalent balance was $33.7 million. Cash equivalents primarily consist of highly liquid money market funds and certificates of deposit with remaining maturities of less than three months when purchased.
     The Company has invested $6.4 million in auction rate securities with original maturities ranging from 2025 to 2040, but which had auctions to reset the yield every 7 to 35 days. The fair values of these auction rate securities considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions of the Company’s valuation could have a significant impact on the value of these securities, which may cause losses and affect the Company’s liquidity specifically for these

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2010
(unaudited)
securities potentially requiring us to record an impairment charge on these investments in the future. Certain auctions failed during 2008 and the underlying securities were not called by the issuer. During 2008, the Company recorded an other-than-temporary impairment charge of $3.5 million on one of these investments. The Company reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. From 2008 to 2010, the Company also recorded temporary impairment charges of $0.4 million on these investments, of which $0.2 million was recorded during the second quarter of 2010, resulting in $2.5 million in total auction rate securities investments on the balance sheet at June 30, 2010. The unrealized loss is included as a separate component of shareholders’ equity and in total comprehensive income. The $2.5 million of auction rate securities held by the Company at June 30, 2010 were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments consequently have high credit ratings, and the Company intends and has the ability to hold these securities until maturity or until redeemed. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
     The Company uses quoted prices from active markets which are classified at level 1 as a highest level observable input in the disclosure hierarchy framework for all other available-for-sale securities.
     The following table set forth the assets carried at fair value measured on a recurring basis at June 30, 2010 (in thousands):

	Fair Value Measurements at June 30, 2010 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Quoted Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$27,622	$—	$—	$27,622
Auction rate securities	—	—	2,532	2,532

Total available-for-sale securities	$27,622	$—	$2,532	$30,154

5. Stock-Based Compensation
     In January 2010 the Compensation Committee approved certain changes to the Company’s historical equity incentive grant practices, with the objective to optimize its performance and retention strength while managing program share usage to improve long-term equity overhang. The changes eliminate stock option awards in favor of 100% restricted stock grants, which for the 2010 awards contain vesting provisions that are 50% service-based and 50% performance-based for employee awards and 100% service based for outside Board of Directors (“Outside Directors”). The equity compensation program change for employees was effective January 2010 and for Outside Directors was effective May 2010. The employee awards have a four year vesting period, with the performance portion tied to annual revenue and earnings per share targets. The awards to Outside Directors have a one year vesting period.
     During the three months ended June 30, 2010 and 2009, the Company recorded stock option expense of $0.9 million and $1.0 million, respectively. During the six months ended June 30, 2010 and 2009, the Company granted options to purchase 17,500 shares and 573,075 shares of common stock, respectively. The Company recorded stock option expense of $2.1 million and $2.4 million during the six months ended June 30, 2010 and 2009, respectively.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2010
(unaudited)
     A summary of changes in outstanding options for the six months ended June 30, 2010 is as follows:

Number of Options
Outstanding at December 31, 2009	5,768,961
Granted	17,500
Exercised	(797,958)
Forfeited and expired	(34,248)

Outstanding at June 30, 2010	4,954,255

     The Company also granted 37,485 shares and 6,681 shares of restricted stock during the three months ended June 30, 2010 and 2009, respectively. The Company recorded restricted stock expense of $1.6 million and $0.7 million during the three months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, the Company granted 417,428 shares and 189,252 shares of restricted stock, respectively. The Company recorded restricted stock expense of $3.0 million and $1.6 million during the six months ended June 30, 2010 and 2009, respectively.
     A summary of changes in unvested shares of restricted stock for the six months ended June 30, 2010 is as follows:

Number of Shares
Outstanding at December 31, 2009	388,560
Granted	417,428
Vested	(122,244)
Forfeited and expired	(8,974)

Outstanding at June 30, 2010	674,770

6. Income Taxes
     The Company’s effective tax rate was 34.0% and 32.5% for the six months ended June 30, 2010 and 2009, respectively. The increase in the effective tax rate is principally due to the mix of foreign profits compared to U.S. profits, partially offset by a tax benefit from the disqualifying disposition of incentive stock options that were previously expensed.
     For the six month period ended June 30, 2010, there were no material changes to unrecognized tax benefits. Further, there were no material changes to interest and penalties for the six month period. There has been no change to the Company’s policy that recognizes potential accrued interest and penalties to unrecognized tax benefits within its global operations in income tax expense.
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
     The following table sets forth the calculation of comprehensive income for the three and six months ended June 30, 2010 (in thousands):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2010
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$8,189	$(556)	$15,384	$(294)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(739)	1,268	(95)	556
Unrealized loss on investments	(107)	(86)	(107)	(86)

Other comprehensive (loss) income	(846)	1,182	(202)	470

Comprehensive income	$7,343	$626	$15,182	$176

8. Net Earnings (Loss) Per Share
     Basic net earnings (loss) per share is computed using net income (loss) divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented. Diluted net earnings (loss) per share is computed using net income (loss) divided by the sum of Weighted Shares and common equivalent shares (“CESs”) outstanding for each period presented using the treasury stock method.
     The following is a reconciliation of the net income (loss) and share amounts used in the computation of basic and diluted net earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$8,189	$(556)	$15,384	$(294)
Earnings (loss) per share:
Basic	$0.38	$(0.02)	$0.70	$(0.01)
Effect of CESs	(0.02)	—	(0.02)	—

Diluted	$0.36	$(0.02)	$0.68	$(0.01)

Weighted average number of shares:
Basic	21,718	22,391	21,837	22,687
Effect of CESs	1,058	—	818	—

Diluted	22,776	22,391	22,655	22,687

     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 949,508 shares and 2,245,599 shares for the three and six months ended June 30, 2010, respectively. Such shares were not included because they were anti-dilutive. All outstanding options and shares of unvested restricted stock were anti-dilutive for the three and six months ended June 30, 2009 because the Company recorded a net loss in these periods.
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
June 30, 2010
(unaudited)
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
     The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.7 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and $1.4 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.
     The following table presents the revenues, expenses and operating income (loss) by reporting segment for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,
	2010				2009
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
License	$12,792	$1,428	$1,265	$15,485	$2,352	$1,071	$703	$4,126
Services	44,959	6,955	2,866	54,780	40,386	6,553	2,483	49,422
Hardware and other	7,124	204	48	7,376	4,634	194	33	4,861

Total revenue	64,875	8,587	4,179	77,641	47,372	7,818	3,219	58,409

Costs and Expenses:
Cost of revenue	26,064	4,542	2,116	32,722	20,268	4,101	2,162	26,531
Operating expenses	26,770	2,446	1,368	30,584	21,961	2,278	1,226	25,465
Depreciation and amortization	2,205	69	44	2,318	2,590	295	125	3,010
Restructuring charge	—	—	—	—	2,960	20	849	3,829

Total costs and expenses	55,039	7,057	3,528	65,624	47,779	6,694	4,362	58,835

Operating income (loss)	$9,836	$1,530	$651	$12,017	$(407)	$1,124	$(1,143)	$(426)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2010
(unaudited)

	Six Months Ended June 30,
	2010				2009
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$23,899	$2,872	$2,921	$29,692	$6,178	$1,516	$1,354	$9,048
Services	89,734	13,267	5,240	108,241	82,559	12,955	4,751	100,265
Hardware and other	13,131	437	89	13,657	9,462	377	82	9,921

Total revenue	126,764	16,576	8,250	151,590	98,199	14,848	6,187	119,234

Costs and Expenses:
Cost of revenue	50,019	9,130	4,255	63,404	42,847	8,084	4,302	55,233
Operating expenses	52,105	5,324	2,524	59,953	46,909	4,444	2,380	53,733
Depreciation and amortization	4,471	174	88	4,733	5,571	438	166	6,175
Restructuring charge	—	—	—	—	3,019	20	853	3,892

Total costs and expenses	106,595	14,628	6,867	128,090	98,346	12,986	7,701	119,033

Operating income (loss)	$20,169	$1,948	$1,383	$23,500	$(147)	$1,862	$(1,514)	$201

     The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Professional services	$34,349	$30,767	$68,309	$63,112
Customer support and software enhancements	20,431	18,655	39,932	37,153

Total services revenue	$54,780	$49,422	$108,241	$100,265

     License revenues related to the Company’s warehouse and non-warehouse product groups for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Warehouse	$8,633	$2,947	$15,355	$5,850
Non-Warehouse	6,852	1,179	14,337	3,198

Total software license revenue	$15,485	$4,126	$29,692	$9,048

11. Restructuring charge
     During the quarter ended June 30, 2009, the Company committed to and initiated plans to reduce its workforce by approximately 140 positions along with other expense reduction initiatives to realign its capacity based on the revenue outlook for 2009. This action was based on continued deterioration of the global macro-economic environment in the first quarter as reflected by downward revisions by most economists of Global GDP growth rates, which resulted in lower than planned first quarter 2009 license revenue results and a revised revenue outlook for the remainder of 2009. As a result of this initiative, the Company recorded a pre-tax restructuring charge of $3.8 million ($2.6 million after-tax or $0.12 per fully diluted share) in the second quarter of 2009. The restructuring charge primarily consisted of employee severance and outplacement services. In the first quarter of 2009, the Company also recorded additional employee severance expense of

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2010
(unaudited)
$63,000 pre-tax, or $42,000 after-tax, related to the restructuring action taken in the fourth quarter of 2008. The restructuring charges are classified in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations.
     The following table summarizes the segment activity in the restructuring accrual for the six months ended June 30, 2010:

	Americas	EMEA	APAC	Consolidated
		(in thousands)
Restructuring accrual balance at December 31, 2009	$255	$—	$—	$255
Cash payments	(127)	—	—	(127)

Restructuring accrual balance at June 30, 2010	$128	$—	$—	$128

     The balance at June 30, 2010 is included in “Accrued compensation and benefits” in the Company’s Condensed Consolidated Balance Sheets. The majority of the remaining balance is expected to be paid during 2010.
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
     In February 2010, the FASB issued an Accounting Standards Update to amend certain recognition and disclosure requirements related to subsequent events. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. This update also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The adoption of this amended standard did not have an impact on the Company’s consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2009. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.
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
     Early in the Company’s history, our offerings were heavily focused on warehouse management solutions. As the Company grew in size and scope, its offerings expanded across the entire supply chain. As a result of the Company’s historical beginnings however, we still enjoy significant presence in, and a relatively strong concentration of revenues from, warehouse management solutions, which are a component of our distribution management solution suite. Over time, as our non-warehouse management solutions have proliferated and increased in capability, the Company’s revenue concentration in its warehouse management solutions has correspondingly decreased, a trend we expect to see continue.
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
     In the three and six months ended June 30, 2010, we generated $77.6 million and $151.6 million in total revenue, respectively, with a revenue mix of: license revenues 20%; services 71%; and hardware and other revenue 9% for both periods.
     We manage our business based on three geographic regions: North America and Latin America (Americas), Europe, Middle East and Africa (EMEA), and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $19.5 million and $41.6 million for the three and six months ended June 30, 2010, respectively, which represents approximately 25% and 27% of our total revenue for the three and six months ended June 30, 2010, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2010, we employed approximately 1,850 employees worldwide, of which about 920 employees are based in the Americas, approximately 140 employees in EMEA, and approximately 800 employees in APAC and India. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America.
Global Economic Trends and Industry Factors
     Global macro economic trends, technology spending and supply chain management market growth are important barometers for our business. In the second quarter of 2010, approximately 75% of our total revenue was generated in the United States, 10% in EMEA and the balance in APAC, Canada and Latin America. In addition, industry analysts project that approximately two-thirds of every supply chain software solutions dollar invested is spent in the United States; consequently, the health of the U.S. economy has a meaningful impact on our financial results.
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
     In July 2010, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update raising its previous 2010 world economic growth forecast from April 2010. The update noted, “World growth is projected at about 4 1/2 percent in 2010 and 4 1/4 percent in 2011. Relative to the April 2010 WEO, this represents an upward revision of about 1/2 percentage point in 2010, reflecting stronger activity during the first half of the year. At the same time, downside risks have risen sharply amid renewed financial turbulence. In this context, the new forecasts hinge on implementation of policies to rebuild confidence and stability, particularly in the euro area.” Advanced economies are projected to expand sluggishly through much of 2010 with annual growth of about 2.6%, following a contraction of 3.2% in 2009. The U.S. economy contracted about 2.5% in 2009 and is projected to grow 3.3% in 2010.
     Our license revenues in the first half of 2009 totaled $9.0 million, down 76% over the first half of 2008 as we closed no license deals with revenue recognized greater than $1.0 million. In contrast, we generated $25.6 million in total license revenue in the second half of 2009 recognizing five license deals greater than $1.0 million. In the first half of 2010, we recognized six license deals greater than $1.0 million and view this as a sign the economy is continuing to stabilize and customers and prospects are beginning to invest more in improving their supply chains. While our results over the past several quarters seem to be a clear signal of improving demand, we and our customers still remain cautious regarding the global economic recovery as noted by IMF’s World Economic outlook.
Revenue
     License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. License revenue totaled $15.5 million, or 20% of total revenue, with gross margins of 89.6% and $29.7 million, or 20% of total revenue, with gross margins of 89.4% in the three and six months ended June 30, 2010, respectively. Our typical license revenue percentage mix of new to existing customers is approximately 50/50. However, for the three and six months ended June 30, 2010, the percentage mix was approximately 25/75 and 40/60, respectively, of new to existing customers.
     License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles of which the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit and earnings per share. For example, $1.0 million of license revenue in the second quarter of 2010 equates to approximately $0.03 of diluted earnings per share impact.
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
     Services revenue. Our services business consists of professional services (consulting and training) and customer support services and software enhancements. Services revenue totaled $54.8 million, or 71% of total revenue, with gross margins of 54.5% and $108.2 million, or 71% of total revenue, with gross margins of 54.8% in the three and six months ended June 30, 2010, respectively. Professional services accounted for approximately 65% of total services revenue and approximately 45% of total revenue in the second quarter and the first half of 2010. When comparing our operating margins to other technology companies, our operating margin profile can be lower due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin as services margins are lower than license revenue margins.
     At June 30, 2010, our services business totaled approximately 925 employees, accounting for approximately 50% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.
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
     Our CSSE revenues totaled $20.4 million and $39.9 million in the three and six months ended June 30, 2010. CSSE represented approximately 35% of services revenue and approximately 25% of total revenue in the second quarter and the first half of 2010. The growth of CSSE revenues is influenced by: 1) new license revenue growth, 2) annual renewal of support contracts, 3) increase in customers through acquisitions, and 4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically 12 months. CSSE renewal revenue is not recognized unless payment is received from the customer.
     Hardware and other revenue. Our hardware and other revenues totaled $7.4 million representing 9% of total revenue with gross margins of 15.9% and $13.7 million representing 9% of total revenue with gross margins of 17.4% in the three and six months ended June 30, 2010, respectively. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.
     Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $2.3 million and $4.1 million for three and six months ended June 30, 2010, respectively.
Product Development
     We continue to invest significantly in research and development (R&D), which historically has averaged about $0.14 of every revenue dollar, to provide market leading solutions that help global manufacturers, wholesalers, distributors, retailers and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the three and six months ended June 30, 2010 were $10.3 million and $20.8 million, respectively. At June 30, 2010, our R&D organization totaled approximately 625 employees, located in the U.S. and India, representing about 35% of our total employees worldwide.
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
Cash Flow and Financial Condition
     For the six months ended June 30, 2010, we generated cash flow from operating activities of $23.9 million. Our cash, cash equivalents and investments at June 30, 2010 totaled $120.2 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding of R&D investment, operations to drive earnings growth and repurchases of common stock.
     At June 30, 2010, we completed the $25.0 million stock repurchase program approved by our Board in April 2010. In July 2010, our Board of Directors approved the repurchase of up to an additional $25.0 million of Manhattan Associates outstanding common stock. In 2010, we anticipate that our priorities for the use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2010 for general corporate purposes.
Results of Operations
     The following table summarizes our consolidated results for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenue	$77,641	$58,409	$151,590	$119,234
Costs and expenses	65,624	58,835	128,090	119,033

Operating income	12,017	(426)	23,500	201
Other income (loss), net	304	(404)	(194)	(637)

Income (loss) before income taxes	12,321	(830)	23,306	(436)
Net income (loss)	$8,189	$(556)	$15,384	$(294)

Diluted earnings (loss) per share	$0.36	$(0.02)	$0.68	$(0.01)

Diluted weighted average number of shares	22,776	22,391	22,655	22,687

     We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations. During the three and six months ended June 30, 2010 and 2009, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change vs. Prior			% Change vs. Prior
	2010	2009	Year	2010	2009	Year
	(in thousands)			(in thousands)
Revenue:
Software license
Americas	$12,792	$2,352	444%	$23,899	$6,178	287%
EMEA	1,428	1,071	33%	2,872	1,516	89%
APAC	1,265	703	80%	2,921	1,354	116%

Total software license	$15,485	$4,126	275%	$29,692	$9,048	228%

Services
Americas	$44,959	$40,386	11%	$89,734	$82,559	9%
EMEA	6,955	6,553	6%	13,267	12,955	2%
APAC	2,866	2,483	15%	5,240	4,751	10%

Total services	$54,780	$49,422	11%	$108,241	$100,265	8%

Hardware and Other
Americas	$7,124	$4,634	54%	$13,131	$9,462	39%
EMEA	204	194	5%	437	377	16%
APAC	48	33	45%	89	82	9%

Total hardware and other	$7,376	$4,861	52%	$13,657	$9,921	38%

Total Revenue
Americas	$64,875	$47,372	37%	$126,764	$98,199	29%
EMEA	8,587	7,818	10%	16,576	14,848	12%
APAC	4,179	3,219	30%	8,250	6,187	33%

Total revenue	$77,641	$58,409	33%	$151,590	$119,234	27%

Operating income (loss):
Americas	$9,836	$(407)	2517%	$20,169	$(147)	13820%
EMEA	1,530	1,124	36%	1,948	1,862	5%
APAC	651	(1,143)	157%	1,383	(1,514)	191%

Total operating income (loss)	$12,017	$(426)	2921%	$23,500	$201	11592%

Financial Summary of Second Quarter 2010 Condensed Consolidated Financial Results
•	We reported diluted earnings per share of $0.36 in the second quarter of 2010, compared to a loss per share of $0.02 in the second quarter of 2009.

•	Consolidated revenue for the second quarter of 2010 was $77.6 million, compared to $58.4 million in the second quarter of 2009. License revenue was $15.5 million in the second quarter of 2010, compared to $4.1 million in the second quarter of 2009.

•	Operating income for the second quarter of 2010 was $12.0 million compared to operating loss of $0.4 million in the second quarter of 2009. Operating income for the second quarter of 2010 includes $0.8 million of recoveries of previously recorded state sales tax associated with expiring sales tax audit statutes while the operating loss for the second quarter of 2009 includes a pre-tax restructuring charge of $3.8 million.

•	Cash flow from operations was $10.0 million in the second quarter of 2010, compared to $10.8 million in the second quarter of 2009. Days Sales Outstanding were 55 days at June 30, 2010, compared to 53 days at March 31, 2010.

•	Cash and investments on-hand at June 30, 2010 was $120.2 million compared to $123.1 million at March 31, 2010.

•	We repurchased approximately 869,000 common shares totaling $25.0 million at an average share price of $28.77 in the second quarter of 2010, completing our $25.0 million repurchase program approved in April 2010. In July 2010, the Board of Directors approved the repurchase of up to an additional $25.0 million of Manhattan Associates outstanding common stock.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     The results of our operations for the second quarter of 2010 and 2009 are discussed below.
Revenue

	Three Months Ended June 30,
			% Change vs.	% of Total Revenue
	2010	2009	Prior Year	2010	2009
	(in thousands)
Software license	$15,485	$4,126	275%	20%	7%
Services	54,780	49,422	11%	71%	85%
Hardware and other	7,376	4,861	52%	9%	8%

Total revenue	$77,641	$58,409	33%	100%	100%

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.
     License revenue. License revenue increased $11.4 million, or 275%, in the quarter ended June 30, 2010 over the same period in the prior year primarily, we believe, driven by the continued stabilization of the global economy resulting in customers and prospects beginning to invest more capital to improve their supply chains.
     The license sales percentage mix across our product suite in the quarter ended June 30, 2010 was approximately 55/45 of warehouse management solutions to non-warehouse management solutions, respectively.
     Services revenue. Services revenue increased $5.4 million, or 11%, in the second quarter of 2010 compared to the same quarter in the prior year due to a $3.6 million increase in professional services revenue and a $1.8 million increase in customer support and software enhancements. The increase in services revenue is primarily due to improved license sales beginning in the second half of 2009 and continuing into the first half of 2010 combined with customer upgrade activity largely driven by the improving macroeconomic conditions. Services revenue for the Americas, EMEA and APAC segments increased $4.6 million, $0.4 million and $0.4 million, respectively, in the second quarter of 2010 compared to the second quarter of 2009.
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
     Hardware and other. Hardware sales increased by $2.1 million, or 69%, to $5.1 million in the second quarter of 2010 compared to $3.0 million in the second quarter of 2009. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $2.3 million and $1.9 million for the quarters ended June 30, 2010 and 2009, respectively.

Cost of Revenue

	Three Months Ended June 30,
			% Change vs. Prior
	2010	2009	Year
Cost of software license	$1,611	$1,035	56%
Cost of services	24,906	21,319	17%
Cost of hardware and other	6,205	4,177	49%

Total cost of revenue	$32,722	$26,531	23%

     Cost of software license. Cost of software license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license increased by $0.6 million, or 56%, in the second quarter of 2010 compared to the same quarter of 2009.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $3.6 million, or 17%, increase in cost of services in the quarter ended June 30, 2010 compared to the same quarter in the prior year was principally due to a $3.4 million increase in performance based bonus expense and a $0.4 million increase in salaries and other personnel-related expenses.
     Services gross margin decreased 240 basis points to 54.5% in the second quarter of 2010 from 56.9% in the second quarter of 2009. The decrease in margin is primarily attributable to the increase in professional services costs during the quarter.
     Cost of hardware and other. Cost of hardware increased $1.6 million to approximately $3.9 million in the second quarter of 2010 compared to the same quarter of 2009 as a direct result of increased hardware sales. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $2.3 million and $1.9 million for the quarters ended June 30, 2010 and 2009, respectively.
Operating Expenses

	Three Months Ended June 30,
			% Change vs. Prior
	2010	2009	Year
	(in thousands)
Research and development	$10,334	$9,188	12%
Sales and marketing	12,073	9,026	34%
General and administrative	8,177	7,251	13%
Depreciation and amortization	2,318	3,010	-23%
Restructuring charge	—	3,829	-100%

Operating expenses	$32,902	$32,304	2%

     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended June 30, 2010 increased to $10.3 million from $9.2 million in the same quarter of the prior year. This $1.1 million increase was mainly attributable to the increase of $1.3 million in performance based bonus expense, partially offset by a decrease of $0.3 million in employee-related costs such as salary, benefits and payroll taxes resulting from lower headcount.
     Our principal research and development activities have focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates integration with ERP and other supply chain solutions. For the quarters ended June 30, 2010 and 2009, we did not capitalize any research and development costs.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $3.0 million, or 34%, in the second quarter of 2010 compared to the same quarter of the prior year. This increase was mainly attributable to the increase in performance based bonus and commission expense of $2.1 million related to higher software license revenue, a $0.6 million increase in stock compensation expense, and a $0.4 million increase in travel expenses.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The $0.9 million, or 13%, increase in general and administrative expenses during the quarter ended June 30, 2010 compared to the same quarter in the prior year were primarily attributable to (1) an increase of $1.0 million in performance based bonus expense, (2) a $0.4 million increase in professional services and contract labor, and (3) partially offset by a $0.8 million recovery of previously recorded state sales tax.
     Depreciation and amortization. Depreciation expense amounted to $1.7 million and $2.3 million for the quarters ended June 30, 2010 and 2009, respectively. Amortization of intangibles associated with various acquisitions totaled $0.6 million and $0.7 million for the quarters ended June 30, 2010 and 2009, respectively.
     Restructuring charge. During the second quarter of 2009, we committed to and initiated plans to reduce our workforce by approximately 140 positions to realign our capacity with demand forecasts. As a result of this action, we recorded employee severance and outplacement services of $3.8 million in the second quarter of 2009.
Operating Income (Loss)
     Operating income for the second quarter of 2010 was $12.0 million, an increase of $12.4 million as compared to operating loss of $0.4 million in the second quarter of 2009. Operating margins improved to 15.5% for the second quarter of 2010 up from 0.7% operating loss margin for the second quarter of 2009. Operating income and margins increased primarily due to an increase in license revenue in the second quarter of 2010.
Other Income (Expense) and Taxes

	Three Months Ended June 30,
			% Change vs. Prior
	2010	2009	Year
Other income (expense), net	$304	$(404)	175%
Income tax provision (benefit)	4,132	(274)	1608%
     Other income (expense), net. Other income (expense), net principally includes interest income, foreign currency gains and losses and other non-operating expense. Other income (expense), net increased $0.7 million in the second quarter of 2010 compared to the second quarter of 2009 primarily due to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee, the British Pound, and the Euro. We recorded a net foreign currency gain of $0.2 million during the second quarter of 2010 and a net foreign currency loss of $0.5 million during the second quarter of 2009.
     Income tax provision (benefit). Our effective income tax rate was 33.5% and 33.0% for the quarter ended June 30, 2010 and 2009, respectively. The increase in the effective tax rate is principally due to the mix of foreign profits compared to U.S. profits, partially offset by a tax benefit from the disqualifying disposition of incentive stock options that were previously expensed.
Financial Summary for the First Half of 2010 Condensed Consolidated Financial Results
•	We reported diluted earnings per share of $0.68 in the first half of 2010, compared to a loss per share of $0.01 in the first half of 2009.

•	Consolidated revenue for the six months ended June 30, 2010 was $151.6 million, compared to $119.2 million for the six months ended June 30, 2009. License revenue was $29.7 million for the six months ended June 30, 2010, compared to $9.0 million in the six months ended June 30, 2009.

•	Operating income was $23.5 million for the six months ended June 30, 2010, compared to $0.2 million for the six months ended June 30, 2009, which included a restructuring charge of $3.9 million. The first half of 2010 operating income includes $1.2 million of recoveries of previously recorded state sales tax associated with expiring sales tax audit statutes.

•	For the six months ended June 30, 2010, the Company repurchased approximately 1.5 million common shares under the share repurchase program authorized by the Board of Directors at an average share price of $27.33, for a total investment of $40.0 million.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     The results of our operations for the first half of 2010 and 2009 are discussed below.
Revenue

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2010	2009	Prior Year	2010	2009
	(in thousands)
Software license	$29,692	$9,048	228%	20%	8%
Services	108,241	100,265	8%	71%	84%
Hardware and other	13,657	9,921	38%	9%	8%

Total revenue	$151,590	$119,234	27%	100%	100%

     License revenue. License revenue increased $20.6 million, or 228%, in the six months ended June 30, 2010 over the same period in the prior year primarily, we believe, driven by the continued stabilization of the global economy resulting in customers and prospects beginning to invest more capital to improve their supply chains.
     The license sales percentage mix across our product suite for the six months ended June 30, 2010 was approximately 50/50 of warehouse management solutions to non-warehouse management solutions, respectively.
     Services revenue. Services revenue increased $8.0 million, or 8%, in the first half of 2010 compared to the same period in the prior year due to a $5.2 million and $2.8 million increase in revenue from professional services and customer support and software enhancements, respectively. The increase in services revenue is primarily due to improved license sales beginning in the second half of 2009 and continuing into the first half of 2010 combined with customer upgrade activity largely driven by the improving macroeconomic conditions. Services revenue for the Americas, EMEA and APAC segments increased $7.2 million, $0.3 million and $0.5 million, respectively in the first half of 2010 compared to the first half of 2009.
     Hardware and other. Hardware sales increased by $3.5 million, or 58%, to $9.6 million in the first six months of 2010 compared to $6.1 million in the first half of 2009. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $4.1 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively.

Cost of Revenue

	Six Months Ended June 30,
			% Change vs. Prior
	2010	2009	Year
Cost of software license	$3,160	$2,459	29%
Cost of services	48,970	44,476	10%
Cost of hardware and other	11,274	8,298	36%

Total cost of revenue	$63,404	$55,233	15%

     Cost of software license. Cost of software license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license increased by $0.7 million, or 29%, in the first half of 2010 compared to the same period of 2009.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $4.5 million, or 10%, increase in cost of services in the six months ended June 30, 2010 compared to the same period in the prior year was principally due to a $5.8 million increase in performance based bonus and commission expense. This increase was partially offset by a $0.8 million decrease in employee-related costs such as salary, benefits and payroll taxes resulting from lower services headcount.
     Services gross margin decreased 80 basis points to 54.8% in the first half of 2010 from 55.6% in the first half of 2009. The decrease in margin is primarily attributable to the increase in professional services costs.
     Cost of hardware and other. Cost of hardware increased $2.8 million to approximately $7.2 million in the first six months of 2010 compared to the same period of 2009 as a direct result of increased hardware sales. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $4.0 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively.
Operating Expenses

	Six Months Ended June 30,
			% Change vs. Prior
	2010	2009	Year
	(in thousands)
Research and development	$20,774	$19,415	7%
Sales and marketing	22,541	19,105	18%
General and administrative	16,638	15,213	9%
Depreciation and amortization	4,733	6,175	-23%
Restructuring charge	—	3,892	-100%

Operating expenses	$64,686	$63,800	1%

     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the six months ended June 30, 2010 increased to $20.8 million from $19.4 million in the same period of the prior year. This $1.4 million increase was mainly attributable to the increase of $2.4 million in performance based bonus expense, partially offset by a decrease of $1.0 million in employee-related costs such as salary, benefits and payroll taxes resulting from lower headcount.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $3.4 million, or 18%, in the first half of 2010 compared to the same period of the prior year. This increase was mainly attributable to (1) the increase in performance based bonus and commission expense of $3.2 million related to higher software license, (2) a $0.6 million increase in stock compensation expense, (3) a $0.4 million increase in travel expense, and (4) partially offset by a decrease of $0.3 million in marketing programs and a $0.3 million decrease in employee-related costs such as salary, benefits, and payroll taxes because of lower headcount.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The $1.4 million, or 9%, increase in general and administrative expenses during the six months ended June 30, 2010 compared to the same period in the prior year were primarily attributable to an increase of $1.7 million performance based bonus expense and a $0.8 million increase in other administrative costs such as professional services, contract labor and computer related costs. This increase was partially offset by $1.2 million in recoveries of previously recorded state sales tax resulting from a sales tax audits.
     Depreciation and amortization. Depreciation expense amounted to $3.4 million and $4.7 million for the six months ended June 30, 2010 and 2009, respectively. Amortization of intangibles associated with various acquisitions totaled $1.3 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively.
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
Operating Income
     Operating income for the first half of 2010 was $23.5 million, an increase of $23.3 million as compared to $0.2 million in the first half of 2009. Operating margins improved to 15.5% for the first half of 2010 up from 0.2% for the first half of 2009. Operating income and margins increased primarily due to an increase in license revenue in the first half of 2010.
Other Expense and Taxes

	Six Months Ended June 30,
			% Change vs.
	2010	2009	Prior Year
Other expense, net	$(194)	$(637)	-70%
Income tax provision (benefit)	7,922	(142)	5679%
     Other expense, net. Other expense, net principally includes interest income, foreign currency gains and losses and other non-operating expense. Other expense, net decreased $0.4 million in the first half of 2010 compared to the first half of 2009 primarily due to the decrease in foreign currency loss of $0.7 million and partially offset by the increase in other non-operating expense of $0.2 million. We recorded net foreign currency losses of $0.2 million and $0.9 million during the six months ended June 30, 2010 and 2009, respectively. The foreign currency gains and losses principally resulted from gains or losses on intercompany balances with subsidiaries and foreign-denominated accounts receivable due to the fluctuation of the U.S. dollar relative to other foreign currencies, principally the Indian Rupee, the British Pound, and the Euro.
     Income tax provision (benefit). Our effective income tax rate was 34.0% and 32.5% for the six months ended June 30, 2010 and 2009, respectively. The increase in the effective tax rate is principally due to the mix of foreign profits compared to U.S. profits, partially offset by a tax benefit from the disqualifying disposition of incentive stock options that were previously expensed.
Liquidity and Capital Resources
     As of June 30, 2010, we had approximately $120.2 million in cash, cash equivalents and investments, as compared to $123.0 million at December 31, 2009. Our main source of operating cash flows is cash collections from our customers, which we use to fund our operations. Our priorities for the use of cash will be similar to prior years, with our first priority being continued investment in product development and growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2010 for general corporate purposes.
     Our operating activities generated cash flow of approximately $23.9 million and $23.5 million for the six months ended June 30, 2010 and 2009, respectively. The increase in cash flow from operations was attributable to higher revenue and strong accounts receivable collections. Days sales outstanding (DSO) were 55 days at June 30, 2010 and 56 days at December 31, 2009.
     Our investing activities used cash of approximately $2.6 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively. The use of cash for investing activities for the six months ended June 30, 2010 and 2009 was principally attributable to capital expenditures of approximately $2.7 million and $1.4 million, respectively.
     Our financing activities used cash of approximately $23.2 million and $20.0 million for the six months ended June 30, 2010 and 2009, respectively. The principal use of cash for financing activities for the six months ended June 30, 2010 was to purchase approximately $41.0 million of our common stock including $1.0 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $17.4 million. The principal use of cash for financing activities for the six months ended June 30, 2009 was to purchase approximately $20.5 million of our common stock including $0.5 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $0.5 million.
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
     We recognize compensation cost for service-based awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. We recognize compensation costs for service-based awards that also contain performance conditions when it is probable that the performance conditions will be met. We recognize the cost for awards with performance conditions using the accelerated attribution method (on a straight-line basis over the service period for each separately vesting portion of the award). Compensation cost recognized in any period is affected by the number of awards granted, the vesting period (which generally is four years), the underlying assumptions used in estimating the fair value and estimated forfeiture rates, and the probability that the performance conditions, if applicable, will be achieved.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Business
     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, France, Australia, Japan, China, Singapore and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recorded foreign exchange loss of $0.2 million and $0.9 million for the six months ended June 30, 2010 and 2009. Foreign exchange rate transaction losses are classified in “Other income (expense), net” in our Condensed Consolidated Statements of Operations. A fluctuation of 10% in the period end exchange rates at June 30, 2010 relative to the U.S. dollar would result in approximately a $0.4 million change in the reported foreign currency loss for the six months ended June 30, 2010.
Interest Rates
     We invest our cash in a variety of financial instruments, including money market funds, certificates of deposit and auction rate securities. These investments are denominated in U.S. dollars and recorded at fair market value. Cash balances in foreign currencies overseas are derived from operations. At June 30, 2010, our cash, cash equivalents and investments balance totaled $120.2 million, of which $117.7 million is 100% liquid. The remaining investments totaling $2.5 million are invested in auction rate securities. Our cash equivalents balance at June 30, 2010 was $33.7 million. Cash equivalents principally consist of highly liquid money market funds and certificates of deposit with remaining maturities of less than three months when purchased.
     Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash and investment securities was less than 1% for six months ended June 30, 2010 and 2009. Based on the average total cash and investments outstanding during the six months ended June 30, 2010, an increase or decrease of 25 basis points would result in an increase or decrease in interest income approximately $0.3 million.
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
Changes in Internal Control over Financial Reporting
     During the six months ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended June 30, 2010. All repurchases related to the repurchase program were made on the open market.

			Total Number of Shares	Maximum Number (or
	Total Number	Average Price	Purchased as Part of	Approximate Dollar Value) of
	of Shares	Paid per	Publicly Announced	Shares that May Yet Be Purchased
Period	Purchased(a)	Share(b)	Plans or Programs	Under the Plans or Programs
April 1 - April 30, 2010	181,796	$29.49	178,700	$19,720,045
May 1 - May 31, 2010	475,555	28.48	475,456	$6,180,164
June 1 - June 30, 2010	214,660	28.79	214,660	$29

Total	872,011	$28.77	868,816	$29

(a)	Includes 3,096 shares and 99 shares withheld for taxes due upon vesting of restricted stock during April and May, respectively.

(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock were $26.31, and $28.66 in April and May, respectively.

     In July 2010, our Board of Directors approved raising our remaining repurchase authority for the Company’s common Stock to a total of $25.0 million.
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

MANHATTAN ASSOCIATES, INC.
Date: August 2, 2010	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 2, 2010	/s/ Dennis B. Story
Dennis B. Story
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002