Form 10-Q
period 2010-09-30
MANHATTAN ASSOCIATES INC
filed 2010-10-29
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of October 27, 2010, the latest practicable date, is as follows: 21,912,209 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended September 30, 2010

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$105,327	$120,217
Short term investments	8,916	—
Accounts receivable, net of allowance of $6,370 and $4,943 in 2010 and 2009, respectively	48,587	37,945
Deferred income taxes	5,426	5,745
Income taxes receivable	180	—
Prepaid expenses and other current assets	6,385	4,847

Total current assets	174,821	168,754

Property and equipment, net	15,033	15,759
Long-term investments	2,432	2,797
Goodwill, net	62,270	62,280
Acquisition-related intangible assets, net	1,625	3,473
Deferred income taxes	10,761	9,826
Other assets	2,607	1,822

Total assets	$269,549	$264,711

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,294	$4,434
Accrued compensation and benefits	19,701	12,855
Accrued and other liabilities	14,590	15,430
Deferred revenue	40,729	37,436
Income taxes payable	—	796

Total current liabilities	82,314	70,951
Other non-current liabilities	10,434	10,395

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2010 or 2009	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 21,636,650 and 22,467,123 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	216	225
Additional paid-in capital	—	2,892
Retained earnings	177,707	182,387
Accumulated other comprehensive loss	(1,122)	(2,139)

Total shareholders’ equity	176,801	183,365

Total liabilities and shareholders’ equity	$269,549	$264,711

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue:
Software license	$12,092	$11,360	$41,784	$20,408
Services	53,486	46,917	161,727	147,182
Hardware and other	8,436	7,017	22,093	16,938

Total revenue	74,014	65,294	225,604	184,528
Costs and expenses:
Cost of license	1,471	1,162	4,631	3,621
Cost of services	24,661	19,697	73,631	64,173
Cost of hardware and other	7,092	5,846	18,366	14,144
Research and development	9,866	8,781	30,640	28,196
Sales and marketing	10,329	8,626	32,870	27,731
General and administrative	8,721	7,462	25,359	22,675
Depreciation and amortization	2,262	2,665	6,995	8,840
Restructuring charge	—	—	—	3,892

Total costs and expenses	64,402	54,239	192,492	173,272

Operating income	9,612	11,055	33,112	11,256
Other (loss) income, net	(188)	255	(382)	(382)

Income before income taxes	9,424	11,310	32,730	10,874
Income tax provision	3,192	327	11,114	185

Net income	$6,232	$10,983	$21,616	$10,689

Basic earnings per share	$0.29	$0.50	$1.00	$0.48
Diluted earnings per share	$0.28	$0.50	$0.96	$0.47

Weighted average number of shares:
Basic	21,248	22,116	21,638	22,483
Diluted	22,051	22,175	22,456	22,529
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)
Operating activities:
Net income	$21,616	$10,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,995	8,840
Stock compensation	7,707	6,312
(Gain) loss on disposal of equipment	(2)	125
Tax benefit (deficiency) of stock awards exercised/vested	1,277	(1,080)
Excess tax benefits from stock based compensation	(354)	(29)
Deferred income taxes	(529)	412
Unrealized foreign currency loss	343	585
Changes in operating assets and liabilities:
Accounts receivable, net	(10,624)	22,789
Other assets	(2,236)	2,422
Accounts payable, accrued and other liabilities	8,619	(9,959)
Income taxes	(748)	(3,081)
Deferred revenue	3,297	898

Net cash provided by operating activities	35,361	38,923

Investing activities:
Purchase of property and equipment	(4,331)	(1,726)
Net (purchases) maturities of investments	(8,439)	88

Net cash used in investing activities	(12,770)	(1,638)

Financing activities:
Purchase of common stock	(56,562)	(20,590)
Proceeds from issuance of common stock from options exercised	18,381	604
Excess tax benefits from stock based compensation	354	29

Net cash used in financing activities	(37,827)	(19,957)

Foreign currency impact on cash	346	155

Net change in cash and cash equivalents	(14,890)	17,483
Cash and cash equivalents at beginning of period	120,217	85,739

Cash and cash equivalents at end of period	$105,327	$103,222

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
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
September 30, 2010
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
     In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified as hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $2.7 million and $6.8 million for the three and nine months ended September 30, 2010, respectively, and $1.9 million and $5.8 million for the three and nine months ended September 30, 2009, respectively.
4. Fair Value Measurement
     The Company measures its investments based on a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:
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
     At September 30, 2010, the Company’s cash, cash equivalent and short-term investments balance was $73.8 million, $31.5 million and $8.9 million, respectively. Cash equivalents and short-term investments primarily consist of highly liquid money market funds and certificates of deposit.
     The Company invested $6.5 million in auction rate securities with original maturities ranging from 2025 to 2040, but which had auctions to reset the yield every 7 to 35 days. Certain auctions failed during 2008 and the underlying securities were not redeemed by the issuer. During 2008, the Company recorded an other-than-temporary impairment charge of $3.5 million on one of these investments. The Company reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2010
(unaudited)
risk by the issuer. During 2010, the Company sold $0.2 million of its auction rate securities at par value. From 2008 to 2010, the Company also recorded temporary impairment charges of $0.4 million on these investments, of which $0.2 million was recorded during the nine months ended September 30, 2010, resulting in $2.4 million in total auction rate securities investments on the balance sheet at September 30, 2010. The unrealized loss is included as a separate component of shareholders’ equity and in total comprehensive income. The $2.4 million of auction rate securities held by the Company at September 30, 2010 were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments consequently have high credit ratings, and the Company intends and has the ability to hold these securities until maturity or until redeemed. In determining the fair values of these auction rate securities, the Company considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions underlying the Company’s valuation could have a significant impact on the value of these securities, which may cause losses and potentially require the Company to record additional other-than-temporary impairment charges on these investments in the future. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
     The Company’s auction rate securities are classified in the fair value hierarchy as Level 3 as their valuation technique includes significant unobservable inputs. The Company uses quoted prices from active markets which are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all other available-for-sale securities. The Company has no investments classified at Level 2.
     The following table set forth the assets carried at fair value measured on a recurring basis at September 30, 2010 (in thousands):

	Fair Value Measurements at September 30, 2010 Using
		Significant Other	Significant
	Quoted Prices	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$27,807	$—	$—	$27,807
Auction rate securities	—	—	2,432	2,432

Total available-for-sale securities	$27,807	$—	$2,432	$30,239

5. Stock-Based Compensation
     In January 2010 the Compensation Committee approved certain changes to the Company’s historical equity incentive grant practices, with the objective to optimize its performance and retention strength while managing program share usage to improve long-term equity overhang. The changes eliminate stock option awards in favor of 100% restricted stock grants, which for the 2010 awards contain vesting provisions that are 50% service-based and 50% performance-based for employee awards and 100% service based for non-employee members of the Board of Directors (“Outside Directors”). The equity compensation program change for employees was effective January 2010 and for Outside Directors was effective May 2010. The employee awards have a four year vesting period, with the performance portion tied to annual revenue and earnings per share targets. The awards to Outside Directors have a one year vesting period.
     During the three months ended September 30, 2010 and 2009, the Company recorded stock option expense of $0.8 million and $1.4 million, respectively. During the nine months ended September 30, 2010 and 2009, the Company granted options to purchase 17,500 shares and 590,575 shares of common stock, respectively. The Company recorded stock option expense of $2.9 million and $3.8 million during the nine months ended September 30, 2010 and 2009, respectively.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2010
(unaudited)
     A summary of changes in outstanding options for the nine months ended September 30, 2010 is as follows:

Number of Options
Outstanding at December 31, 2009	5,768,961
Granted	17,500
Exercised	(837,947)
Forfeited and expired	(75,287)

Outstanding at September 30, 2010	4,873,227

     The Company also granted 14,524 shares and 5,831 shares of restricted stock during the three months ended September 30, 2010 and 2009, respectively. The Company recorded restricted stock expense of $1.8 million and $0.9 million during the three months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Company granted 431,952 shares and 195,083 shares of restricted stock, respectively. The Company recorded restricted stock expense of $4.8 million and $2.5 million during the nine months ended September 30, 2010 and 2009, respectively.
     A summary of changes in unvested shares of restricted stock for the nine months ended September 30, 2010 is as follows:

Number of Shares
Outstanding at December 31, 2009	388,560
Granted	431,952
Vested	(133,079)
Forfeited	(18,109)

Outstanding at September 30, 2010	669,324

6. Income Taxes
     The Company’s effective tax rate was 34.0% and 1.7% for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rate in the first nine months of 2010 included a tax benefit from the disqualifying disposition of incentive stock options that were previously expensed and the reduction of U.S. federal income tax reserves that resulted from the expiration of tax audit statues for tax returns filed for 2006 and prior, partially offset by the establishment of income tax reserves for state audits. The effective tax rate in the first nine months of 2009 was favorably impacted by a net reduction of $2.8 million of income tax reserves and related interest, partially offset by the establishment of $0.8 million in tax reserves associated with the treatment of currency gains under our transfer pricing policy with one of our foreign subsidiaries.
     As of the quarter ended September 30, 2010, the Company’s unrecognized tax benefits totaled $2.5 million, all of which, if recognized, would affect the effective tax rate.
     The Company recognizes potential accrued interest and penalties to unrecognized tax benefits within its global operations in income tax expense. The Company’s liability for the potential payment of interest and penalties totaled $0.3 million at September 30, 2010.
     The Company conducts business globally and, as a result, files income tax returns in the United States’ Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to income tax examinations for the years before 2007 in U.S. Federal, substantially all state and local, and substantially all non-US jurisdictions. The Company experienced a net increase in unrecognized tax benefits of $0.1 million during the quarter ended September 30, 2010. This resulted from a $0.1 million benefit due to the expiration of statutes of limitations in multiple jurisdictions globally, offset by additional reserves of $0.2 million, primarily related to state income tax audits. Further, the Company

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2010
(unaudited)
anticipates it is reasonably possible that unrecognized tax benefits will decrease by $0.4 million within the next twelve months related primarily to jurisdictional taxable income amounts due to the expiration of statutes of limitation.
7. Comprehensive Income
     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
     The following table sets forth the calculation of comprehensive income for the three and nine months ended September 30, 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$6,232	$10,983	$21,616	$10,689

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,219	138	1,124	694
Unrealized (loss) gain on investments	—	8	(107)	(78)

Other comprehensive income	1,219	146	1,017	616

Comprehensive income	$7,451	$11,129	$22,633	$11,305

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
     The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$6,232	$10,983	$21,616	$10,689
Earnings per share:
Basic	$0.29	$0.50	$1.00	$0.48
Effect of CESs	(0.01)	—	(0.04)	(0.01)

Diluted	$0.28	$0.50	$0.96	$0.47

Weighted average number of shares:
Basic	21,248	22,116	21,638	22,483
Effect of CESs	803	59	818	46

Diluted	22,051	22,175	22,456	22,529
     Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 2,031,924 shares and 5,243,976 shares for the three months ended September 30, 2010 and 2009, respectively, and 2,060,724 shares and 5,266,526 shares for the nine months ended September 30, 2010 and 2009, respectively. Such shares were not included because they were anti-dilutive.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2010
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
     The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.5 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, and $1.9 million and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.
     The following table presents the revenues, expenses and operating income (loss) by reporting segment for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010				2009
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$10,036	$1,693	$363	$12,092	$10,342	$464	$554	$11,360
Services	44,369	6,344	2,773	53,486	38,511	5,868	2,538	46,917
Hardware and other	8,150	229	57	8,436	6,773	195	49	7,017

Total revenue	62,555	8,266	3,193	74,014	55,626	6,527	3,141	65,294

Costs and Expenses:
Cost of revenue	26,962	4,475	1,787	33,224	20,790	4,117	1,798	26,705
Operating expenses	25,325	2,505	1,086	28,916	21,646	2,229	994	24,869
Depreciation and amortization	2,147	72	43	2,262	2,454	161	50	2,665

Total costs and expenses	54,434	7,052	2,916	64,402	44,890	6,507	2,842	54,239

Operating income	$8,121	$1,214	$277	$9,612	$10,736	$20	$299	$11,055

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2010
(unaudited)

	Nine Months Ended September 30,
	2010				2009
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$33,935	$4,565	$3,284	$41,784	$16,520	$1,980	$1,908	$20,408
Services	134,103	19,611	8,013	161,727	121,070	18,823	7,289	147,182
Hardware and other	21,281	666	146	22,093	16,235	572	131	16,938

Total revenue	189,319	24,842	11,443	225,604	153,825	21,375	9,328	184,528

Costs and Expenses:
Cost of revenue	76,981	13,605	6,042	96,628	63,637	12,201	6,100	81,938
Operating expenses	77,430	7,829	3,610	88,869	68,555	6,673	3,374	78,602
Depreciation and amortization	6,618	246	131	6,995	8,025	599	216	8,840
Restructuring charge	—	—	—	—	3,019	20	853	3,892

Total costs and expenses	161,029	21,680	9,783	192,492	143,236	19,493	10,543	173,272

Operating income (loss)	$28,290	$3,162	$1,660	$33,112	$10,589	$1,882	$(1,215)	$11,256

     The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Professional services	$33,349	$27,158	$101,658	$90,270
Customer support and software enhancements	20,137	19,759	60,069	56,912

Total services revenue	$53,486	$46,917	$161,727	$147,182

     License revenues related to the Company’s warehouse and non-warehouse product groups for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Warehouse	$7,020	$6,799	$22,375	$12,649
Non-Warehouse	5,072	4,561	19,409	7,759

Total software license revenue	$12,092	$11,360	$41,784	$20,408

11. Restructuring charge
     During the quarter ended June 30, 2009, the Company committed to and initiated plans to reduce its workforce by approximately 140 positions along with other expense reduction initiatives to realign its capacity based on the revenue outlook for 2009. This action was based on continued deterioration of the global macro-economic environment in the first quarter of 2009 as reflected by downward revisions by most economists of Global GDP growth rates, which resulted in lower than planned first quarter 2009 license revenue results and a revised revenue outlook for the remainder of 2009. As a result of this initiative, the Company recorded a pre-tax restructuring charge of $3.8 million ($2.6 million after-tax or $0.12 per fully diluted share) in the second quarter of 2009. The restructuring charge primarily consisted of employee severance and outplacement services. In the first quarter of 2009, the Company also recorded additional employee severance expense of $63,000 pre-tax, or $42,000 after-tax, related to similar restructuring action taken in the fourth quarter of 2008. The

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2010
(unaudited)
restructuring charges are classified in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations.
     The following table summarizes the segment activity in the restructuring accrual for the nine months ended September 30, 2010 (in thousands):

	Americas	EMEA	APAC	Consolidated
Restructuring accrual balance at December 31, 2009	$255	$—	$—	$255
Cash payments	(159)	—	—	(159)

Restructuring accrual balance at September 30, 2010	$96	$—	$—	$96

     The balance at September 30, 2010 is included in “Accrued compensation and benefits” in the Company’s Condensed Consolidated Balance Sheets. The majority of the remaining balance is expected to be paid during the fourth quarter of 2010.
12. New Accounting Pronouncements
     In January 2010, the FASB issued an Accounting Standard Update to improve disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for significant transfers in and out of Level 1 and 2 in the fair value hierarchy and the reasons for the transfers. This guidance also requires disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (Level 3) investments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except Level 3 reconciliation disclosures which are effective for the fiscal years and interim periods beginning after December 15, 2010. The Company adopted the enhanced disclosures for Level 1 and 2 in its first quarter of 2010 reporting, which did not have a material impact on its financial statements. The Company does not expect the Level 3 reconciliation disclosures to have a material impact on its financial statements when the Company adopts them.
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

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.
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
     Early in the Company’s history, our offerings were heavily focused on warehouse management solutions. As the Company grew in size and scope, our offerings expanded across the entire supply chain. As a result of the Company’s historical beginnings however, we still enjoy significant presence in, and a relatively strong concentration of revenues from, warehouse management solutions, which are a component of our distribution management solution suite. Over time, as our non-warehouse management solutions have proliferated and increased in capability, the Company’s revenue concentration in its warehouse management solutions has correspondingly decreased, a trend we expect to see continue.
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
     In the three months ended September 30, 2010, we generated $74.0 million in total revenue, with a revenue mix of: license revenues 16%; services 72%; and hardware and other revenue 12%. In the nine months ended September 30, 2010, we generated $225.6 million in total revenue, with a revenue mix of: license revenues 18%; services 72%; and hardware and other revenue 10%.
     We manage our business based on three geographic regions: North America and Latin America (Americas), Europe, Middle East and Africa (EMEA), and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $20.8 million and $62.4 million for the three and nine months ended September 30, 2010, respectively, which represents approximately 30% of our total revenue for both periods. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2010, we employed approximately 1,900 employees worldwide, of which approximately 950 employees are based in the Americas, approximately 145 employees in EMEA, and approximately 805 employees in APAC and India. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America.
Global Economic Trends and Industry Factors
     Global macro economic trends, technology spending and supply chain management market growth are important barometers for our business. In the third quarter of 2010, approximately 70% of our total revenue was generated in the United States, 10% in EMEA and the balance in APAC, Canada and Latin America. In addition, industry analysts project that approximately two-thirds of every supply chain software solutions dollar invested is spent in the United States; consequently, the health of the U.S. economy has a meaningful impact on our financial results.
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
     In October 2010, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update reiterating its previous 2010 world economic growth forecast from July 2010. The update noted that, “global activity is forecast to expand by 4.8% in 2010 and 4.2% in 2011, broadly in line with earlier expectations, and downside risks continue to predominate. However, the probability of a sharp global slowdown, including stagnation or contraction in advanced economies, still appears low.” Advanced economies are projected to expand sluggishly through 2010 and 2011 with annual growth of about 2.7% and 2.2%, respectively.
     In the first nine months of 2009, we recognized three license deals greater than $1.0 million. In contrast, in the first nine months of 2010, we recognized eight license deals greater than $1.0 million and view this as a sign the economy is continuing to stabilize and customers and prospects are beginning to invest more in improving their supply chains. While our results over the past several quarters seem to be a signal of improving demand, we and our customers still remain cautious regarding the global economic recovery as noted by IMF’s World Economic outlook.
     When reviewing our 2010 results compared to 2009 it is important to highlight temporary expense actions instituted in 2009 to offset the impact of the global economic crisis on our revenue. During 2009 we had no annual merit salary increases, our executives and Board of Directors absorbed a salary reduction, we asked many of our employees to take unpaid furlough days and we dramatically reduced many other expenses to help offset a revenue decline versus 2008. Moreover, due to poor financial results, 2009 incentive compensation was significantly reduced. In 2009, we had total revenue of $246.7 million for the full year, a 27% decline in total revenue compared to the full year of 2008. Without sacrificing investment in innovation, our aggressive measures to reduce costs enabled us to achieve $21.1 million in operating profit in 2009, with positive operating margins of 8.6%. For 2010, we have restored executives and Board of Directors salaries, eliminated unpaid furlough days and provided merit increases to our employees among other actions to ensure long-term success.
     Year to date in 2010, we have achieved 22% total revenue growth, representing a strong rebound from 2009 in a stabilizing and improving macro-economic environment. License revenue has more than doubled and services revenue has grown by 10% in the first three quarters of 2010 as compared to the same period in 2009 with demand currently exceeding capacity. As a result of the improved demand environment, we are actively hiring to support demand for our products. The difference between the 2010 and 2009 expense base has created an abnormal comparison of 2010 versus 2009 operating results. In addition, performance based compensation has increased significantly for 2010 on improved revenue and earnings performance. Barring another macro-economic catastrophe, we expect expense comparisons will largely normalize in 2011 versus 2010 as we look to post consecutive years of revenue and earnings growth.
Revenue
     License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. License revenue totaled $12.1 million, or 16% of total revenue, with gross margins of 87.8% and $41.8 million, or 18% of total revenue, with gross margins of 88.9% in the three and nine months ended September 30, 2010, respectively. Our typical license revenue percentage mix of new to existing customers is approximately 50/50. However, for the three and nine months ended September 30, 2010, the percentage mix was approximately 25/75 and 35/65, respectively, of new to existing customers.
     License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit and earnings per share. For example, $1.0 million of license revenue in the third quarter of 2010 equates to approximately $0.03 of diluted earnings per share impact.
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
     Services revenue. Our services business consists of professional services (consulting and training) and customer support services and software enhancements. Services revenue totaled $53.5 million, or 72% of total revenue, with gross margins of 53.9% and $161.7 million, or 72% of total revenue, with gross margins of 54.5% in the three and nine months ended September 30, 2010, respectively. Professional services accounted for approximately 60% of total services revenue and approximately 45% of total revenue in the third quarter and the first nine months of 2010. When comparing our operating margins to other technology companies, our operating margin profile can be lower due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin as services margins are lower than license revenue margins.
     At September 30, 2010, our services business totaled approximately 950 employees, accounting for approximately 50% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.
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
     Our CSSE revenues totaled $20.1 million and $60.1 million in the three and nine months ended September 30, 2010. CSSE represented approximately 40% of services revenue and approximately 25% of total revenue in the third quarter and the first nine months of 2010. The growth of CSSE revenues is influenced by: 1) new license revenue growth, 2) annual renewal of support contracts, 3) increase in customers through acquisitions, and 4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically 12 months. CSSE renewal revenue is not recognized unless payment is received from the customer.
     Hardware and other revenue. Our hardware and other revenues totaled $8.4 million representing 12% of total revenue with gross margins of 15.9% and $22.1 million representing 10% of total revenue with gross margins of 16.9% in the three and nine months ended September 30, 2010, respectively. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.

     Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $2.7 million and $6.8 million for three and nine months ended September 30, 2010, respectively.
Product Development
     We continue to invest significantly in research and development (R&D), which historically has averaged about $0.14 of every revenue dollar, to provide market leading solutions that help global manufacturers, wholesalers, distributors, retailers and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the three and nine months ended September 30, 2010 were $9.9 million and $30.6 million, respectively. At September 30, 2010, our R&D organization totaled approximately 620 employees, located in the U.S. and India, representing about 35% of our total employees worldwide.
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
Cash Flow and Financial Condition
     For the nine months ended September 30, 2010, we generated cash flow from operating activities of $35.4 million. Our cash, cash equivalents and investments at September 30, 2010 totaled $116.7 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and repurchases of common stock.
     During the quarter ended September 30, 2010, we repurchased approximately $15.4 million of Manhattan Associates’ outstanding common stock under the repurchase program approved by our Board in July 2010. In October 2010, our Board of Directors approved the repurchase of up to an additional $25.0 million of Manhattan Associates outstanding common stock. For the remainder of 2010, we anticipate that our priorities for the use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the fourth quarter of 2010 or 2011 for general corporate purposes.

Results of Operations
     The following table summarizes our consolidated results for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands, except per share data)
Revenue	$74,014	$65,294	$225,604	$184,528
Costs and expenses	64,402	54,239	192,492	169,380
Restructuring charge	—	—	—	3,892

Operating income	9,612	11,055	33,112	11,256
Other (loss) income, net	(188)	255	(382)	(382)

Income before income taxes	9,424	11,310	32,730	10,874
Net income	$6,232	$10,983	$21,616	$10,689

Diluted earnings per share	$0.28	$0.50	$0.96	$0.47

Diluted weighted average number of shares	22,051	22,175	22,456	22,529

     We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations. During the three and nine months ended September 30, 2010 and 2009, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change vs. Prior			% Change vs. Prior
	2010	2009	Year	2010	2009	Year
	(in thousands)			(in thousands)
Revenue:
Software license
Americas	$10,036	$10,342	-3%	$33,935	$16,520	105%
EMEA	1,693	464	265%	4,565	1,980	131%
APAC	363	554	-34%	3,284	1,908	72%

Total software license	$12,092	$11,360	6%	$41,784	$20,408	105%

Services
Americas	$44,369	$38,511	15%	$134,103	$121,070	11%
EMEA	6,344	5,868	8%	19,611	18,823	4%
APAC	2,773	2,538	9%	8,013	7,289	10%

Total services	$53,486	$46,917	14%	$161,727	$147,182	10%

Hardware and Other
Americas	$8,150	$6,773	20%	$21,281	$16,235	31%
EMEA	229	195	17%	666	572	16%
APAC	57	49	16%	146	131	11%

Total hardware and other	$8,436	$7,017	20%	$22,093	$16,938	30%

Total Revenue
Americas	$62,555	$55,626	12%	$189,319	$153,825	23%
EMEA	8,266	6,527	27%	24,842	21,375	16%
APAC	3,193	3,141	2%	11,443	9,328	23%

Total revenue	$74,014	$65,294	13%	$225,604	$184,528	22%

Operating income (loss):
Americas	$8,121	$10,736	-24%	$28,290	$10,589	167%
EMEA	1,214	20	5970%	3,162	1,882	68%
APAC	277	299	-7%	1,660	(1,215)	237%

Total operating income	$9,612	$11,055	-13%	$33,112	$11,256	194%

     As discussed in our business overview under global economic trends and industry factors, our revenue has increased 22% year to date and 13% quarter to date, in which we attribute primarily to a stabilizing and improving macro-economic environment. As a result of the improved demand environment, we are actively hiring to support demand for our products. Additionally, we eliminated our short-term compensation reduction measures instituted in 2009 and our performance-based compensation has increased significantly on improved revenue and earnings performance. These differences have created an abnormal comparison of 2010 versus 2009 operating results, particularly on quarter to date expenses. Thus, we believe that year to date 2010 comparisons to 2009 are currently better for analyzing our performance.
Financial Summary of Third Quarter 2010 Condensed Consolidated Financial Results
•	The Company reported diluted earnings per share of $0.28 in the third quarter of 2010, compared to $0.50 in the third quarter of 2009.

•	Consolidated revenue for the third quarter of 2010 was $74.0 million, compared to $65.3 million in the third quarter of 2009. License revenue was $12.1 million in the third quarter of 2010, compared to $11.4 million in the third quarter of 2009.

•	Operating income for the third quarter of 2010 was $9.6 million, compared to $11.1 million in the third quarter of 2009.

•	Cash flow from operations was $11.5 million in the third quarter of 2010, compared to $15.4 million in the third quarter of 2009. Days Sales Outstanding were 60 days at September 30, 2010, compared to 55 days at June 30, 2010.

•	Cash and investments on-hand at September 30, 2010 was $116.7 million, compared to $120.2 million at June 30, 2010.

•	The Company repurchased approximately 573,000 common shares under the share repurchase program authorized by the Board of Directors totaling $15.4 million at an average share price of $26.96 in the third quarter of 2010. In October 2010, Manhattan’s Board of Directors approved raising the Company’s share repurchase authority to repurchase a total of $25.0 million of Manhattan Associates outstanding common stock.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     The results of our operations for the third quarter of 2010 and 2009 are discussed below.
Revenue

	Three Months Ended September 30,
			% Change vs. Prior	% of Total Revenue
	2010	2009	Year	2010	2009
	(in thousands)
Software license	$12,092	$11,360	6%	16%	17%
Services	53,486	46,917	14%	72%	72%
Hardware and other	8,436	7,017	20%	12%	11%

Total revenue	$74,014	$65,294	13%	100%	100%

     Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.
     License revenue. License revenue increased $0.7 million, or 6%, in the quarter ended September 30, 2010 over the same period in the prior year. The license sales percentage mix across our product suite in the quarter ended September 30, 2010 was approximately 60/40 of warehouse management solutions to non-warehouse management solutions, respectively.
     Services revenue. Services revenue increased $6.6 million, or 14%, in the third quarter of 2010 compared to the same quarter in the prior year due to a $6.2 million increase in professional services revenue and a $0.4 million increase in customer support and software enhancements. The increase in services revenue is primarily due to improved license sales over the past five quarters combined with customer upgrade activity largely driven by the improving macroeconomic conditions. Services revenue for the Americas, EMEA and APAC segments increased $5.9 million, $0.5 million and $0.2 million, respectively, in the third quarter of 2010 compared to the third quarter of 2009.
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
     Hardware and other. Hardware sales increased by $0.7 million, or 13%, to $5.8 million in the third quarter of 2010 compared to $5.1 million in the third quarter of 2009. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $2.7 million and $1.9 million for the quarters ended September 30, 2010 and 2009, respectively.

Cost of Revenue

	Three Months Ended September 30,
			% Change vs. Prior
	2010	2009	Year
	(in thousands)
Cost of software license	$1,471	$1,162	27%
Cost of services	24,661	19,697	25%
Cost of hardware and other	7,092	5,846	21%

Total cost of revenue	$33,224	$26,705	24%

     Cost of software license. Cost of software license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license increased by $0.3 million, or 27%, in the third quarter of 2010 compared to the same quarter of 2009 principally due to increased sales of third party software.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $5.0 million, or 25%, increase in cost of services in the quarter ended September 30, 2010 compared to the same quarter in the prior year was principally due to (1) a $2.9 million increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization, (2) a $1.7 million increase in performance-based bonus expense, and (3) a $0.2 million increase in travel expenses.
     Services gross margin decreased 410 basis points to 53.9% in the third quarter of 2010 from 58.0% in the third quarter of 2009. The decrease in margin is primarily due to the impact of 2009 short-term compensation reduction measures that were eliminated in 2010, higher 2010 performance-based compensation, and increased hiring to fulfill services demand.
     Cost of hardware and other. Cost of hardware increased $0.5 million to approximately $4.4 million in the third quarter of 2010 compared to the same quarter of 2009 as a direct result of increased hardware sales. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $2.7 million and $1.9 million for the quarters ended September 30, 2010 and 2009, respectively.
Operating Expenses

	Three Months Ended September 30,
			% Change vs. Prior
	2010	2009	Year
	(in thousands)
Research and development	$9,866	$8,781	12%
Sales and marketing	10,329	8,626	20%
General and administrative	8,721	7,462	17%
Depreciation and amortization	2,262	2,665	-15%

Operating expenses	$31,178	$27,534	13%

     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended September 30, 2010 increased to $9.9 million from $8.8 million in the same quarter of the prior year. This $1.1 million increase was mainly attributable to the increase of $0.7 million in performance based bonus expense and an increase of $0.4 million in employee-related costs such as salary, benefits and payroll taxes.
     Our principal research and development activities have focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates integration with ERP and other supply chain solutions. For the quarters ended September 30, 2010 and 2009, we did not capitalize any research and development costs.
     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $1.7 million, or 20%, in the third quarter of 2010 compared to the same quarter of the prior year. This increase was mainly attributable to the increase in performance based bonus and commission expense of $1.2 million related to higher software license revenue and a $0.4 million increase in compensation and employee-related expenses resulting from a slight increase in sales and marketing headcount.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The $1.3 million, or 17%, increase in general and administrative expenses during the quarter ended September 30, 2010 compared to the same quarter in the prior year was primarily attributable to an increase of $0.6 million in performance based bonus expense and a $0.7 million increase in compensation and employee-related expenses including contract labor.
     Depreciation and amortization. Depreciation expense amounted to $1.7 million and $1.9 million for the quarters ended September 30, 2010 and 2009, respectively. Amortization of intangibles associated with various acquisitions totaled $0.6 million and $0.7 million for the quarters ended September 30, 2010 and 2009, respectively.
Operating Income
     Operating income for the third quarter of 2010 was $9.6 million compared to operating income of $11.1 million in the third quarter of 2009. Operating margins were 13.0% for the third quarter of 2010 versus 16.9% for the third quarter of 2009. Operating income and margins decreased primarily due to increased performance-based compensation tied to improved results and restoration of normalized base compensation following short-term reduction initiatives executed in 2009.
Other (Loss) Income and Taxes

	Three Months Ended September 30,
			% Change vs. Prior
	2010	2009	Year
	(in thousands)
Other (loss) income, net	$(188)	$255	-174%
Income tax provision	3,192	327	876%
     Other (loss) income, net. Other (loss) income, net principally includes interest income, foreign currency gains and losses and other non-operating expense. Other (loss) income, net decreased $0.4 million in the third quarter of 2010 compared to the third quarter of 2009 primarily due to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee, the Australian Dollar, the Japanese Yen, and the Singapore Dollar. We recorded a net foreign currency gain of $0.3 million during the third quarter of 2009 and a net foreign currency loss of $0.4 million during the third quarter of 2010. This loss was partially offset by a $0.2 million increase in interest income.
     Income tax provision. Our effective income tax rate was 33.9% and 2.9% for the quarter ended September 30, 2010 and 2009, respectively. The effective tax rate in the third quarter of 2010 included the reduction of U.S. federal income tax reserves that resulted from the expiration of tax audit statues for tax returns filed for 2006 and prior, partially offset by the establishment of income tax reserves for state audits. The effective tax rate in the third quarter of 2009 included the reduction of income tax reserves resulting from expiration of tax audit statutes for U.S. federal income tax returns filed for 2005, partially offset by the establishment of $0.8 million in tax reserves associated with the treatment of currency gains under our transfer pricing policy with one of our foreign subsidiaries.
Financial Summary for the First Nine Months of 2010 Condensed Consolidated Financial Results
•	Diluted earnings per share for the nine months ended September 30, 2010 was $0.96, compared to $0.47 for the nine months ended September 30, 2009.

•	Consolidated revenue for the nine months ended September 30, 2010 was $225.6 million, compared to $184.5 million for the nine months ended September 30, 2009. License revenue was $41.8 million for the nine months ended September 30, 2010, compared to $20.4 million in the nine months ended September 30, 2009.

•	Operating income was $33.1 million for the nine months ended September 30, 2010, compared to $11.3 million for the nine months ended September 30, 2009. For the first nine months of 2010, operating income includes $1.2 million of recoveries of previously expensed sales tax associated with expiring sales tax audit statutes. Results for the first nine months of 2009 include restructuring charges of $3.9 million associated with the workforce reduction executed in the second quarter of 2009.

•	For the nine months ended September 30, 2010, the Company repurchased approximately 2.0 million common shares under the share repurchase program authorized by the Board of Directors at an average share price of $27.22, for a total investment of $55.4 million.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
          The results of our operations for the first nine months of 2010 and 2009 are discussed below.
Revenue

	Nine Months Ended September 30,
			% Change vs. Prior
			Year	% of Total Revenue
	2010	2009		2010	2009
	(in thousands)
Software license	$41,784	$20,408	105%	18%	11%
Services	161,727	147,182	10%	72%	80%
Hardware and other	22,093	16,938	30%	10%	9%

Total revenue	$225,604	$184,528	22%	100%	100%

     License revenue. License revenue increased $21.4 million, or 105%, in the nine months ended September 30, 2010 over the same period in the prior year primarily, we believe, driven by the continued stabilization of the global economy resulting in customers and prospects beginning to invest more capital to improve their supply chains.
     The license sales percentage mix across our product suite for the nine months ended September 30, 2010 was approximately 55/45 of warehouse management solutions to non-warehouse management solutions, respectively.
     Services revenue. Services revenue increased $14.5 million, or 10%, in the first nine months of 2010 compared to the same period in the prior year due to an $11.4 million and $3.1 million increase in revenue from professional services and customer support and software enhancements, respectively. The increase in services revenue is primarily due to improved license sales beginning in the second half of 2009 and continuing year to date in 2010 combined with customer upgrade activity largely driven by the improving macroeconomic conditions. Services revenue for the Americas, EMEA and APAC segments increased $13.0 million, $0.8 million and $0.7 million, respectively in the first nine months of 2010 compared to the first nine months of 2009.
     Hardware and other. Hardware sales increased by $4.2 million, or 37%, to $15.3 million in the first nine months of 2010 compared to $11.1 million in the first nine months of 2009. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of- pocket expenses were approximately $6.8 million and $5.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Cost of Revenue

	Nine Months Ended September 30,
			% Change vs. Prior
	2010	2009	Year
	(in thousands)
Cost of software license	$4,631	$3,621	28%
Cost of services	73,631	64,173	15%
Cost of hardware and other	18,366	14,144	30%

Total cost of revenue	$96,628	$81,938	18%

     Cost of software license. Cost of software license consists of the costs associated with software reproduction; hosting services; funded development; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license increased by $1.0 million, or 28%, in the nine months ended September 30, 2010 compared to the same period of 2009 principally due to increased sales of third party software driven by 105% increase in software license revenues over the prior year.
     Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $9.5 million, or 15%, increase in cost of services in the nine months ended September 30, 2010 compared to the same period in the prior year was principally due to a $7.6 million increase in performance-based bonus expense and a $2.1 million increase in employee-related costs such as salary, benefits and payroll taxes resulting from increased headcount in our professional services organization.
     Services gross margin decreased 190 basis points to 54.5% in the first nine months of 2010 from 56.4% in the first nine months of 2009. The decrease in margin is primarily attributable to the increase in professional services costs due to the impact of 2009 short-term compensation reduction measures that were eliminated in 2010, higher 2010 performance-based compensation, and increased hiring to fulfill services demand.
     Cost of hardware and other. Cost of hardware increased $3.2 million to approximately $11.7 million in the first nine months of 2010 compared to the same period of 2009 as a direct result of increased hardware sales. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $6.7 million and $5.7 million for the nine months ended September 30, 2010 and 2009, respectively.
Operating Expenses

	Nine Months Ended September 30,
			% Change vs. Prior
	2010	2009	Year
	(in thousands)
Research and development	$30,640	$28,196	9%
Sales and marketing	32,870	27,731	19%
General and administrative	25,359	22,675	12%
Depreciation and amortization	6,995	8,840	-21%
Restructuring charge	—	3,892	-100%

Operating expenses	$95,864	$91,334	5%

     Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the nine months ended September 30, 2010 increased to $30.6 million from $28.2 million in the same period of the prior year. This $2.4 million increase was mainly attributable to the increase of $3.1 million in performance based bonus expense, partially offset by a decrease of $0.6 million in employee-related costs such as salary, benefits and payroll taxes resulting from lower headcount.

     Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $5.1 million, or 19%, during the nine months ended September 30, 2010 compared to the same period of the prior year. This increase was mainly attributable to (1) the increase in performance based bonus and commission expense of $4.4 million related to increased revenue and earnings performance, (2) a $0.7 million increase in stock compensation expense, and (3) a $0.6 million increase in travel expense, partially offset by a decrease of $0.4 million in marketing programs.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The $2.7 million, or 12%, increase in general and administrative expenses during the nine months ended September 30, 2010 compared to the same period in the prior year was primarily attributable to an increase of $2.3 million in performance-based bonus expense and a $1.0 million increase in other administrative costs such as professional services, contract labor and computer related costs. This increase was partially offset by $1.2 million in recoveries of previously recorded state sales tax resulting from sales tax audits.
     Depreciation and amortization. Depreciation expense amounted to $5.1 million and $6.6 million for the nine months ended September 30, 2010 and 2009, respectively. Amortization of intangibles associated with various acquisitions totaled $1.8 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively.
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
Operating Income
     Operating income for the nine months ended September 30, 2010 was $33.1 million, an increase of $21.8 million as compared to $11.3 million for the nine months ended September 30, 2009. Operating margins improved to 14.7% for the first nine months of 2010, up from 6.1% for the first nine months of 2009. The increase in operating income and margins is primarily due to a 22% increase in year to date revenue versus the same period of 2009.
Other Loss and Taxes

	Nine Months Ended September 30,
			% Change vs. Prior
	2010	2009	Year
	(in thousands)
Other loss, net	$(382)	$(382)	0%
Income tax provision	11,114	185	5908%
     Other loss, net. Other loss, net principally includes interest income, foreign currency gains and losses and other non-operating expense. Other loss, net remained unchanged during in the first nine months of 2010 compared to the first nine months of 2009.
     Income tax provision. Our effective income tax rate was 34.0% and 1.7% for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rate in the first nine months of 2010 included a tax benefit from the disqualifying disposition of incentive stock options that were previously expensed and the reduction of U.S. federal income tax reserves that resulted from the expiration of tax audit statues for tax returns filed for 2006 and prior, partially offset by the establishment of income tax reserves for state audits. The effective tax rate in the first nine months of 2009 included the reduction of income tax reserves resulting from expiration of tax audit statutes for U.S. federal income tax returns filed for 2005, partially offset by the establishment of $0.8 million in tax reserves associated with the treatment of currency gains under our transfer pricing policy with one of our foreign subsidiaries.

Liquidity and Capital Resources
     As of September 30, 2010, we had approximately $116.7 million in cash, cash equivalents and investments, as compared to $123.0 million at December 31, 2009. Our main source of operating cash flows is cash collections from our customers, which we use to fund our operations. Our priorities for the use of cash will be similar to prior years, with our first priority being continued investment in product development and growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the fourth quarter of 2010 or 2011 for general corporate purposes.
     Our operating activities generated cash flow of approximately $35.4 million and $38.9 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in cash flow from operations was primarily attributable to higher income tax and performance-based compensation payments, partially offset by an increase in trade receivables collections on increased revenues in the first nine months of 2010 compared to the same period of 2009.
     Our investing activities used cash of approximately $12.8 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively. The primary use of cash for investing activities for the nine months ended September 30, 2010 was the net purchase of $8.4 million in short-term investments and $4.3 million in capital expenditures. The primary use of cash for investing activities for the nine months ended September 30, 2009 was capital expenditures.
     Our financing activities used cash of approximately $37.8 million and $20.0 million for the nine months ended September 30, 2010 and 2009, respectively. The principal use of cash for financing activities for the nine months ended September 30, 2010 was to purchase approximately $56.6 million of our common stock including $1.2 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $18.4 million. The principal use of cash for financing activities for the nine months ended September 30, 2009 was to purchase approximately $20.6 million of our common stock including $0.6 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $0.6 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Business
     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, France, Australia, Japan, China, Singapore and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recorded foreign exchange losses of $0.7 million and $0.6 million for the nine months ended September 30, 2010 and 2009, respectively. Foreign exchange rate transaction losses are classified in “Other (loss) income, net” in our Condensed Consolidated Statements of Operations. A fluctuation of 10% in the period end exchange rates at September 30, 2010 relative to the U.S. dollar would result in approximately a $0.2 million change in the reported foreign currency loss for the nine months ended September 30, 2010.
Interest Rates
     We invest our cash in a variety of financial instruments, including money market funds, certificates of deposit and auction rate securities. These investments are denominated in U.S. dollars and recorded at fair market value. Cash balances in foreign currencies overseas are derived from operations. At September 30, 2010, our cash, cash equivalents and investments balance totaled $116.7 million, of which $105.3 million is highly liquid. The remaining investments totaling $11.3 million are invested in short-term certificates of deposit and auction rate securities. Our cash equivalents balance at September 30, 2010 was $31.5 million. Cash equivalents principally consist of highly liquid money market funds and certificates of deposit with maturities of more than three months when purchased.
     Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash and investment securities was less than 1% for nine months ended September 30, 2010 and 2009. Based on the average total cash and investments outstanding during the nine months ended September 30, 2010, an increase or decrease of 25 basis points would result in an increase or decrease in interest income approximately $0.3 million.
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
Changes in Internal Control over Financial Reporting
     During the nine months ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended September 30, 2010. All repurchases related to the repurchase program were made on the open market.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
		Average Price Paid	Part of Publicly	that May Yet Be
	Total Number of Shares	per	Announced Plans or	Purchased Under the
Period	Purchased(a)	Share(b)	Programs	Plans or Programs
July 1 - July 31, 2010	133,010	$27.73	129,900	$21,396,368
August 1 - August 31, 2010	274,310	26.01	274,310	14,261,536
September 1 - September 30, 2010	168,976	27.91	168,668	9,553,888

Total	576,296	$26.96	572,878	$9,553,888

(a)	Includes 3,110 shares and 308 shares withheld for taxes due upon vesting of restricted stock during July and September, respectively.

(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $27.25 and $28.04 in July and September, respectively.
     In October 2010, our Board of Directors approved raising our remaining repurchase authority for the Company’s common stock to a total of $25.0 million.
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

MANHATTAN ASSOCIATES, INC.
Date: October 29, 2010	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: October 29, 2010	/s/ Dennis B. Story
Dennis B. Story
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002