Form 10-K
period 2010-12-31
MANHATTAN ASSOCIATES INC
filed 2011-02-23
CIK 1056696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2010 was $610,716,498, which was calculated based upon a closing sales price of $27.55 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of February 16, 2011, the Registrant had outstanding 21,836,134 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

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
Overview
We develop, sell, deploy, service and maintain supply chain software solutions that help organizations optimize business advantages gained through those solutions while effectively managing the long-term costs of operating them. Supply chain solutions help organizations ensure that the right products are available to the right customers at the right time and at the right cost, so that organizations can build customer loyalty, differentiate their brands, and calibrate costs and revenues to align with organizational goals. Some key benefits of implementing our solutions include:
•	Mastering channel proliferation by being able to forecast and manage inventory, sales and returns through multiple channels (stores, web sites, catalogs, call centers) independently, yet execute customer interactions as a united entity to deliver consistent brand experiences, optimize revenue, and mitigate unnecessary and duplicative costs.

•	Coordinating workflows and communication with other participants in a supply chain ecosystem, including suppliers, customers and transportation providers;

•	Increasing visibility across the supply network to improve sales and customer order fill rates while reducing network inventory;

•	Balancing transportation and inventory costs with desired service levels by channel;

•	Increasing productivity and asset utilization in distribution centers, transportation networks and delivery channels, including retail stores, to capture more customer revenue and improve return on supply chain investments, including storage, labor, inventory and transportation investments;

•	Improving compliance with customer requirements, including radio frequency identification (RFID) and electronic product code (EPC) requirements; and

•	Accelerating eco-friendliness through “green” initiatives such as reducing carbon footprints and greenhouse gas emissions and improving reuse and recycling.
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

Platform ThinkingTM describes the intelligence that infuses the way we design our software, consult with our customers and deliver our solutions. Our rationale is built on this premise: Making decisions about inventory, orders, transportation, and distribution in isolation without considering data, workflows and inputs from each discipline in the supply chain and from its ecosystem can lead to more costly and suboptimal decisions. This is because each of these areas generates cost and service-level consequences that impact the others directly or indirectly. Platform Thinking gives organizations a unified view of their supply chains by replacing “silo thinking” with Whole Chain AwarenessTM, a blend of insight and execution capabilities across supply chains and supply chain ecosystems that delivers advanced levels of visibility, agility, responsiveness and economy for organizations that depend on their supply chains for uncommon and strategic advantage.
We deliver these benefits in a market-differentiating way through a comprehensive array of supply-chain-centered people, principles, products, protocols and processes we call Manhattan MORE®: Manhattan’s Optimized Roadmap to Excellence (See Figure 1). These elements work together to coordinate insights, people, workflows, assets, events and tasks holistically across supply chain functions from planning through execution. They also help to coordinate actions, data exchange and communication among participants in supply chain ecosystems.
We were founded in 1990 in Manhattan Beach, California. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries. Our principal executive offices are located at 2300 Windy Ridge Parkway, Suite 1000, Atlanta, Georgia 30339, and our telephone number is 770-955-7070.

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
Profitable operations, brand leadership and customer loyalty depend not only on product mix, but also on the blends of services—including item availability, channel choice, pricing options, return policies, ease of buying, ease of delivery and technical or operational support—that uniquely surround those products to satisfy targeted customer desires in competitively differentiating ways. Supply chain solutions not only help organizations manage logistics operations, but also enable them to coalesce data, workflows, events and tasks from across the web of suppliers, trading partners, customers and other participants in a supply chain ecosystem to better understand customer preferences and buying motivations and to make optimal business decisions.
Organizations apply supply chain technology, software and services to solve identified operational inefficiencies or create operational advantages in ways that can scale as their businesses grow. They also look to easily integrate supply chain solutions with other technology, such as enterprise resource planning (ERP) systems, customer relationship management (CRM) systems, e-business systems, web- and mobile-based commerce systems, material handling equipment (MHE) and other solutions involved in creating efficient, competitive and profitable operations.
Manhattan Associates’ Software Solution Portfolios
Our platform-based supply chain software solution portfolios — Manhattan SCOPE® and Manhattan SCALETM — are designed with our Platform Thinking approach to deliver both business agility and total cost of ownership advantages to customers. Manhattan SCOPE (Supply Chain Optimization, Planning through Execution, depicted in Figure 2) leverages our Supply Chain Process Platform (SCPP, depicted in Figure 3) to unify the full breadth of the supply chain, while Manhattan SCALE (Supply Chain Architected for Logistics Execution, depicted in Figure 4) leverages Microsoft’s .NET® platform to unify logistics functions.
Our solutions operate across Unix, IBM System I, Linux and Microsoft.NET computing platforms, as well as on multiple hardware platforms and systems. Because supply chain solutions necessarily interact with other business operation systems, our solutions are designed to interoperate with software from other providers as well as with a company’s existing legacy systems. This interfacing and open system capability enables customers to continue using existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide adapters for many ERP systems to enhance system communication and reduce implementation costs, including (but not limited to) Oracle, SAP and Microsoft Dynamics AX. We also offer certain of our solutions in both premise software and cloud computing models so that customers can select the option that best meets their requirements for control, flexibility, cost of ownership, and time-to-deployment.
Manhattan SCOPE®
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
Planning and Forecasting enables organizations to sense and respond to demand, and to support all levels of enterprise merchandise planning, from strategic level planning down to assortment and key item planning. Our Demand Forecasting solution leverages a unique Unified Forecasting MethodTM (UFM) to enable organizations to optimally forecast and manage — by specific channel — challenging planning and forecasting situations, including forecasting buying patterns for seasonal items, intermittently sold items, and items that sell in different patterns and at different paces in different channels. Customer Preference Planning capabilities use multivariable shopper preference data to create merchandise, pricing and promotion plans tuned to how customers think when shopping and buying across multiple channels (including stores, catalogs, the web, and call centers) so retailers understand relationships among product type, style, brand, color, fabrication and price when customers make decisions to buy.
Inventory Optimization enables enterprises to reduce overall network inventory to release working capital while improving sales and customer order fill rates. Inventory Optimization also provides analytical tools to better balance the financial trade-off between improving customer service levels and overall inventory investments. Our multi-echelon, all-channel solution helps organizations manage distribution networks with more than one type or level of distribution center between suppliers and various endpoints. Vendor Managed Inventory and Collaboration Gateway solutions help formulate tighter, lasting relationships with key trading partners, such as replenishing products into customers’ locations or sharing key supply chain performance indicators.
Order Lifecycle Management orchestrates the order, fulfillment and returns processes across all channels to identify additional revenue opportunities, streamline inventory investments, match available inventory to current demand regardless of channel, avoid both overstock and out-of-stock situations, and reduce overall fulfillment costs. For retailers, in-store and call center capabilities enable associates to locate and sell items from across a company’s supply chain network to meet real-time customer demand.
Transportation Lifecycle Management optimizes all aspects of transporting product through supply chains, from procurement through delivery. The system helps companies manage assets, timing, accuracy and costs for both inbound and outbound shipments, and across private and contracted fleets. The solution also interconnects transportation partners and suppliers to improve visibility to initial and changing requirements as well as to improve delivery and billing accuracy.
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
X-Suite Solutions
X-Suite Solutions leverage Manhattan’s SCPP to synthesize capabilities of two or more solutions or solution components to solve a specific supply chain problem. For example, Flow Management synthesizes Demand Forecasting, Replenishment, Supply Chain Visibility, Distributed Order Management and Warehouse Management, while Extended Enterprise Management synthesizes Supplier Enablement, Hub Management, Transportation Enablement, Store / Consumer Gateway, Collaborative Gateway, Supply Chain Visibility and Supply Chain Event Management.
Flow Management improves supply chain agility while reducing the volume of inventory required to deliver defined customer service levels. In a flow-through distribution model, goods literally “flow” directly from arriving at a distribution center to being shipped to their destination, without being put away in the interim. Businesses achieve the greatest benefit from a flow-through distribution model only by synchronizing demand management, inventory optimization, purchase order allocations, and the physical distribution of inventory. Flow Management enables organizations to evolve from a facilities-based distribution model to a more holistic, network-based model. Organizations leverage Flow Management to free inventory to drive maximum profitability and customer service across channels; redirect inbound supply directly to customers, alternate stores or distribution centers based on real-time demand signals; and optimize cross-channel inventory by using the same enterprise-wide supply planning and inventory management process.
Extended Enterprise Management connects organizations with supply chain ecosystem participants to create insight to supply chain events and improve inventory ordering and movement through supply chains. The solution facilitates quick and fluid interactions with trading partners, optimizes order management, creates compliant case labels and advanced shipment notifications upstream, assures quality inventory and shipments, and senses and responds efficiently to supply chain events to increase on-time delivery rates, improve inventory control and meet demand expectations.

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

workflow layer
Design, model and deploy business processes and custom extensions to meet evolving business requirements
ORDER CAPTURE
INVENTORY AVAILABLE
CUSTOMER EXTENSION
FULFILL
INVOICE
DROP SHIPMENT
SCOPE® Studio
Enables extensions that give business users flexibility while insulating core base system code from alteration to protect data and process integrity, ensure smooth system upgrades and control total cost of ownership—all of which satisfy the needs of the CIO
PLATFORM APPLICATIONS
PF
IO
OLM
TLM
DM
SUPPLY CHAIN SOLUTIONS
business logic layer
Broad and deep solutions to manage all aspects of your supply chain, from planning to execution
BUSINESS LOGIC
integration framework
Manages the import/export of both master data and transaction data with integrity and supportability optimization layer
Focused optimization technology to manage the elements of your supply chain that are most costly or require the most control
INVENTORY
FUEL
SPACE
LABOR
OPTIMIZATION ENGINE
WEB SERVICES
<XML\>
EDI
DEVICES
services layer
Common architectural services that are required by any enterprise business application, driving consistency across solutions
REPORTING
USER INTERFACE
DASHBOARD
SECURITY SERVICES
SOA SERVICES
BUSINESS RULES
EVENT MANAGEMENT
DATA SERVICES
PRESENTATION SERVICES
CORE SERVICES
SOA framework
Leverage the openness and robustness of Manhattan's SOA services for business logic and core services from your existing applications management framework
Administration tools for ongoing management of SCOPE® solutions at runtime
CONFIGURATION DIRECTOR
TEST DIRECTOR
SYSTEM DIRECTOR
MANAGEMENT CENTER
COMMON BUSINESS OBJECTS
foundation layer
Shared business objects for master data, common entities and functions, and data integrity across solutions

Figure 3: Manhattan's Supply Chain Process Platform provides the foundation for Manhattan SCOPE Solution Suites, Platform Applications, and X-Suite Solutions. This common architecture provides agility and business differentiation advantages to operations executives while also simplifying maintenance and upgrade paths and lowering the total cost of ownership over time for information technology and financial executives.

Manhattan SCALETM
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
We believe our Professional Services team delivers unique supply chain expertise to our customers through industry-specific “best-practices” protocols and processes developed through the collective knowledge we have gained in more than 3,600 installations worldwide. We also extensively train our consulting personnel on supply chain operations and on our solutions.
Business consultants, systems analysts and technical personnel assist customers in all phases of implementing our systems, including planning and design, customer-specific module configuration, on-site implementation or conversion from existing systems, and integration with customer systems such as Enterprise Resource Planning (ERP), web- and mobile-based commerce platforms, and Material Handling Equipment (MHE) systems. At times, third-party consultants, such as those from major systems integrators, assist our customers with certain implementations.
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
Hardware Sales
Along with software licenses, and as a convenience for our customers, we sell a variety of hardware developed and manufactured by others, including (but are not limited to) computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We sell all hardware pursuant to agreements with manufacturers or through distributor-authorized reseller agreements. These agreements entitle us to purchase hardware at discount prices, and to receive technical support during product installations and in the event of any subsequent product malfunctions. We do not maintain hardware inventory as we generally purchase hardware from vendors only after receiving related customer orders.

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
Expand International Presence. We believe that our solutions offer significant benefits to customers in markets outside the United States, and for organizations with global operations. Approximately 980 out of a total of approximately 1,925 Manhattan employees work outside the United States to build international sales, service our international clients, and further develop our solutions. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa and Asia. Our Europe, Middle East, and Africa (EMEA) operations support sales, implementation services and customer support functions for customers in Europe as well as a number of customers across the Middle East, concentrated in countries we consider politically and economically stable, such as Saudi Arabia, United Arab Emirates, Kuwait, Turkey, Israel, Jordan, and Oman. Our Asia Pacific (APAC) operations service emerging opportunities in China, Southeast Asia and India, as well as more established markets in Australia and New Zealand. Our international strategy includes leveraging the strength of our relationships with current U.S.-based customers that also have significant overseas operations, and pursuing strategic marketing partnerships with international systems integrators and third-party solution providers.
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
Customers
To date, our customers have been suppliers, manufacturers, distributors, retailers and logistics providers in a variety of industries. The following table sets forth a representative list of customers that contracted to purchase solutions and services from us in 2010.
3 Suisses International
A.N. Deringer, Inc.
AAA Cooper Transportation, Inc.
adidas AG
Aluminium Specialities Group
APL Co.
Archbrook Laguna
Associated Hygienic Products LLC
Avon Products, Inc.
Axstores AB
Baoxiniao Group Co.
Baylor Trucking, Inc.
Beijing Pacific Logistics Co.
Benjamin Moore & Co.
Bodega Latina Corporation
BodyBuilding.com, LLC
Bon Preu SAU
Brown Shoe Company, Inc.
Bulova Corporation
Bus Company
C&J Clark America, Inc
Catering Engros A/S
CEVA Logistics U.S., Inc.
Challenger Motor Freight, Inc.
Chanel (Australia) Pty Ltd
Chanel (China) Co.
Chico’s Retail Services, Inc.
Converse, Inc.
Cornerstone Brands, Inc.
Costa’s PTY
Costa’s PTY Limited
Cotton on Group Services
Deli XL B.V.
Devanlay SA
Devil-Dog Mfg. Co.
DHL Supply Chain Asia Pacific
Dick’s Sporting Goods, Inc.
DSW, Inc.
Dubois Chemicals, Inc.
Epes Carriers, Inc.
ERC
Excell Home Fashions Inc.
EXE c&t Co.
Exel, Inc.
Factory Motor Parts
Fantastic Holdings Limited
Fasteners for Retail
Fitness Quest
Five Below, Inc.
Gordon Trucking, Inc.
Guangdong Xin Yang Logistics Equipment
Guangzhou Fengshen Logistics Co.
Guitar Center
H.J. Heinz Company LP
Hawaii Food Service Alliance LLC
Hawaii Transfer Co.
HVHC, Inc.
IFC Global Logistics
Innotrac Corporation
Itochu Logistics China Co.
Jasco Products Company LLC
Jefferson Smurfit Corporation
Kane Warehousing, Inc.
Kawasaki-Rikuso Transportation Co.
Keppel Logistics Pte. Ltd.
Lam Soon Edible Oils
Lamps Plus, Inc.
Lenox Corporation
Leroy Merlin France SA
Limited Brands, Inc.
McKesson Corporation
Mitsubishi Fuso Truck
Mitsubishi Motors
Morris & Dickson Co.
MTD Products, Inc.
Mulberry Group
Nature’s Best
Northern Safety Co. Inc.
Oatey Co.
Olympus Corporation of the Americas
O’Reilly Automotive, Inc.
Osotspa Co.
Panalpina Management AG
Panther Expedited Services, Inc.
Performance Team Freight Systems, Inc.
Petra Trading & Investment Company
Petro LLC
PETsMART, Inc.
Phillips-Van Heusen Corporation
Pickwick SAS
Prime Success International Group
Promate Electronic
PT Multitrend Indo
Qingdao Haier Logistics Co.
Red Diamond, Inc.
RGH Enterprises, Inc.
Rocky Brands, Inc.
Sanitex
SFI Food Sdn Bhd
Shanghai KW Logistics Co.
Shanghai Shenda Logistics Co.
Sigma Aldrich
Southern Wine & Spirits of America, Inc.
Speed Transportation
Super Cheap Auto
Syms Corporation
The C.D. Hartnett Company
The Chamberlain Group, Inc.
The Harvard Drug Group LLC
Tory Burch
Total Sweeteners, Inc.
Uhrenholt
Union Underwear Company, Inc.
Unipart Logistics Limited
United Natural Foods, Inc.
Vera Bradley Designs
VF Services, Inc.
VIP Shop
Wakefern Food Corporation
Wirtz Corporation
Yankee Candle Company, Inc.
YiFeng Super Drugstore

Our top five customers in aggregate accounted for 10% of total revenue for the years ended December 31, 2010 and 11% of total revenue for each of the years ended December 31, 2009 and 2008, respectively. No single customer accounted for more than 10% of our total revenue in 2010, 2009 or 2008.
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
We conduct most development internally in order to retain development knowledge and promote programming standards continuity. However, we may periodically outsource some projects that can be performed separately and/or that require special skills. We also use third-party research and development companies to localize our products into Chinese, French, Japanese, and Spanish. Since 2002 we have operated a development center in Bangalore, India, which houses approximately 440 research and development professionals.
Our research and development expenses for the years ended December 31, 2010, 2009 and 2008 were $40.5 million, $36.7 million and $48.4 million, respectively. We intend to continue to invest significantly in product development.
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

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as at the enterprise as a whole. Our existing competitors include:
•	Corporate information technology departments of current or potential customers capable of internally developing solutions;

•	Enterprise Resource Planning (ERP) vendors, including Oracle, SAP, and Infor, among others;

•	Supply chain execution vendors, including RedPrairie Holding, Inc., HighJump Software Inc., and CDC Software Corporation, among others;

•	Supply chain planning vendors, including JDA Software Group, Inc., and SAS Institute Inc., among others; and

•	Smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or supply chain planning solutions that apply in specific countries and/or globally.
We anticipate facing increased competition from ERP and Supply Chain Management (SCM) applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. Compared with us, some of these ERP and SCM companies and other potential competitors have longer operating histories; significantly more financial, technical, marketing and other resources; greater name recognition; broader solutions; and larger installed bases of customers. To the extent that ERP and SCM vendors or other large competitors develop or acquire systems with functionality comparable or superior to ours, their larger customer bases, long-standing customer relationships, and ability to offer broader solutions outside the scope of supply chain could create significant competitive advantage for them. It also is possible that new competitors or alliances among current and/or new competitors could emerge to win significant market share. Increased competition could result in price reductions, fewer customer orders, reduced earnings and margins and loss of market share. In turn, this could have a material adverse effect on our business, results of operations, cash flow, and financial condition.
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
International Operations: Segments
We have three reporting segments, based on geographic location: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). For further information on our segments, see Note 8 to our consolidated financial statements. Our international revenue was approximately $80.7 million, $58.0 million and $81.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, which represents approximately 27%, 24% and 24% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have approximately 980 employees outside the United States.
Proprietary Rights
We rely on a combination of copyright, trade secret, trademark, service mark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We have registered trademarks for Manhattan Associates and the Manhattan Associates logo, as well as Manhattan SCOPE, SCOPE, Manhattan MORE and a number of solutions and features. We also have trademark applications submitted for Zero Disappointment Retail. We generally enter into confidentiality and assignment-of-rights agreements with our employees, consultants, clients and potential clients and limit access to, and distribution of, our proprietary information. We license our solutions to our customers and restrict the customer’s use for internal purposes and do not give customers the right to sublicense the solutions. However, we believe that this provides us only limited protection. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot ensure that we will successfully deter misappropriation or independent third-party development of our technology, or that we can prevent an unauthorized third party from copying or obtaining and using our products or technology. In addition, policing unauthorized use of our solutions is difficult, and while we are unable to determine the extent to which piracy of our software solutions exists, as is the case with any software company, piracy could become a problem.

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
Employees
At December 31, 2010, we employed approximately 1,925 employees worldwide, of which approximately 950 employees are based in the Americas, approximately 140 employees in EMEA, and approximately 835 employees in APAC and India. Our distribution by function: approximately 150 in sales and marketing, 990 in services, 625 in research and development (“R&D”) and 160 in general and administration.
Available Information
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC” or the “Commission”). These materials can be inspected and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC’s Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Our performance can be negatively impacted by global macroeconomic or other external influences which could have a material adverse effect on our business, results of operations, cash flow and financial condition. We are a technology company selling technology-based solutions with total pricing, including software and services, in many cases, exceeding $1.0 million. Reductions in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our solutions. We believe that concerns over the slow economic recovery within the United States and/or other geographic regions in which we operate, continued delays in capital spending, or the timing of deals closed could have a material adverse impact on our business and our ability to compete, and is likely to further intensify in our already intensely competitive markets.

Disruptions in the financial and credit markets and economic downturns may adversely affect our business, results of operations, cash flow and financial condition. Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers. Decreased capital and maintenance spending could have a material adverse effect on the demand for our products and our business, results of operations and financial condition. Disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, such as the events that began in the second half of 2008 from which the financial markets are now slowly recovering, may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in the delay or cancellation of projects or capital programs on which our business depends.
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
We may not be able to continue to successfully compete with other companies. We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings. Our current competitors come from many segments of the software industry and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. We face competition for product sales from:
•	the corporate information technology departments of current or potential customers capable of internally developing solutions;

•	Enterprise Resource Planning (ERP) vendors, including Oracle, SAP, and Infor, among others;

•	supply chain execution vendors, including RedPrairie Holding, Inc., HighJump Software Inc., and CDC Software Corporation, among others;

•	supply chain planning vendors, including JDA Software Group, Inc., and SAS Institute Inc., among others; and

•	smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or supply chain planning solutions that competes with our Supply Chain Solutions.
We anticipate facing increased competition from ERP and Supply Chain Management (SCM) applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. Compared with us, some of these ERP and SCM companies and other potential competitors have longer operating histories; significantly more financial, technical, marketing and other resources; greater name recognition; broader solutions; and larger installed bases of customers. To the extent that ERP and SCM vendors or other large competitors develop or acquire systems with functionality comparable or superior to ours, their larger customer bases, long-standing customer relationships, and ability to offer broader solutions outside the scope of supply chain could create significant competitive advantage for them. It also is possible that new competitors or alliances among current and/or new competitors could emerge to win significant market share. Increased competition could result in price reductions, fewer customer orders, reduced earnings and margins and loss of market share. In turn, this could have a material adverse effect on our business, results of operations, cash flow, and financial condition.
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
Our operating results are difficult to predict and could cause our stock price to fall. Our quarterly revenue and operating results are difficult to predict and can fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to forecast for several reasons, including the following: global macro-economic disruptions, credit and equity market disruptions which can significantly impact capital availability and spend timing, the varying sales cycle for our products and services from customer to customer, including multiple levels of authorization required by some customers; the varying demand for our products; customers’ budgeting and purchasing cycles; potential deferral of license revenue well after entering into a license agreement due to extended payment terms, significant software modifications, future software functionality deliverables or other negotiated terms that preclude software revenue recognition under U.S. general accepted accounting principles; delays in our implementations at customer sites; timing of hiring new services employees and the rate at which these employees become productive; timing of introduction of new products; development and performance of our distribution channels; and timing of any acquisitions and related costs.
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
Our international operations have many associated risks. We continue to strategically manage our presence in international markets, and these efforts require significant management attention and financial resources. We may not be able to successfully penetrate international markets or if we do, there can be no assurance that we will grow our business in these markets at the same rate as in North America. Because of these inherent complexities and challenges, it could adversely affect our business, results of operations, cash flow and financial condition.
We have international offices in Europe: United Kingdom, Netherlands and France and in Asia: China, Japan, Singapore and Australia. Our expansion into international markets largely began in 2002. Prior to 2002, our international presence was in the United Kingdom and the Netherlands. We have committed resources to establishing and maintaining the international sales offices and the expansion of international sales and support channels in key international markets. Our efforts to develop and expand international sales and support channels may not be successful. International sales are subject to many risks and difficulties, including those arising from the following: building and maintaining a competitive presence in new markets; staffing and managing foreign operations; managing international systems integrators; complying with a variety of foreign laws; producing localized versions of our products; import and export restrictions and tariffs; enforcing contracts and collecting accounts receivable; unexpected changes in regulatory requirements; reduced protection for intellectual property rights in some countries; potential adverse tax treatment; less stringent adherence to ethical and legal standards by prospective customers in some countries; language and cultural barriers; currency fluctuations; political and economic instability abroad; and seasonal fluctuations may arise from the lower sales that typically occur during the summer months in Europe and other parts of the world.

Our operating results may include foreign currency gains and losses. Due to our international operations, we conduct a portion of our business in currencies other than the United States dollar. Our revenues, expenses, operating profit and net income are affected when the dollar weakens or strengthens in relation to other currencies. In addition, we have a large development center in Bangalore, India that does not have a natural in market revenue hedge to mitigate currency risk to our operating expense in India. Fluctuations in the value of other currencies, particularly the Indian rupee on expenses, could significantly affect our revenues, expenses, operating profit and net income.
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

In addition, there can be no assurance that these third parties will continue to make their software available to us on acceptable terms, or at all; not make their products available to our competitors on more favorable terms; invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software; or remain in business. Any impairment in our relationship with these third parties or our ability to license or otherwise use their software could have a material adverse effect on our business, results of operations, cash flow and financial condition.
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

To the extent that our resources are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. However, additional funding, if needed, may not be available on terms attractive to us, or at all. In addition, since we have historically financed our growth through cash flow from operations and available cash, our relative inexperience in accessing the credit or capital markets may impair our ability to do so if the need arises. Our inability to raise capital when needed could have a material adverse effect on our business, results of operations, cash flow and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our company held by our current shareholders would be diluted.
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
As of December 31, 2010, we do not have any unresolved SEC staff comments.

Item 2.	Properties
Our principal administrative, sales, marketing, support and research and development facility is located in approximately 184,000 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through September 30, 2018. We have additional offices under multi-year agreements in Indiana. We also occupy facilities outside of the United States under multi-year agreements in the United Kingdom, the Netherlands, France, China, Japan, Singapore, India and Australia. We also occupy offices under short-term agreements in other geographical regions. We believe our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.

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
Market for Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq Global Select Market for the periods indicated:

Fiscal Period	High Price	Low Price
2010
First Quarter	$27.46	$20.97
Second Quarter	30.92	25.59
Third Quarter	29.72	25.23
Fourth Quarter	31.99	28.56
2009
First Quarter	$17.32	$13.98
Second Quarter	19.18	14.21
Third Quarter	20.42	15.42
Fourth Quarter	24.88	19.83
On February 16, 2011, the last reported sales price of our common stock on the Nasdaq Global Select Market was $31.30 per share. The number of shareholders of record of our common stock as of February 16, 2011 was approximately 25.
We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.
Equity Compensation Plan Information
The following table provides information regarding our current equity compensation plans as of December 31, 2010:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
Plan Category	and rights	and rights	equity compensation plans
Equity compensation plans approved by security holders	4,504,408	$21.39	1,594,226
Equity compensation plans not approved by security holders	—	—	—

Total	4,504,408	$21.39	1,594,226

Additional information regarding our equity compensation plans can be found in Note 2 of the Notes to our Consolidated Financial Statements.

Purchase of Equity Securities
The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended December 31, 2010. All repurchases related to the repurchase program were made on the open market.

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	Total Number	Average Price	Part of Publicly	of Shares that May Yet Be
	of Shares	Paid per	Announced Plans or	Purchased Under the Plans
Period	Purchased(a)	Share(b)	Programs	or Programs
October 1 – October 31, 2010	92,182	$30.22	89,071	$22,305,089
November 1 – November 30, 2010	494,215	30.89	494,150	7,038,567
December 1 – December 31, 2010	97,513	31.66	96,701	3,977,024

Total	683,910	$30.91	679,922	$3,977,024

(a)	Includes 3,111 shares, 65 shares and 812 shares withheld for taxes due upon vesting of restricted stock during October, November and December, respectively.

(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $29.13, $30.81 and $31.64 in October, November and December, respectively.
During the year ended December 31, 2010, we repurchased a total of 2,716,621 shares at an average price per share of $28.15 under our publicly-announced buy-back program. In January 2011, our Board of Directors approved raising our remaining share repurchase authority from $4.0 million to $50.0 million of Manhattan Associates outstanding common stock.

Item 6.	Selected Financial Data
You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2010, 2009 and 2008, and the balance sheet data as of December 31, 2010 and 2009, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007, and 2006 are derived from audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share data)
Statement of Income Data:
Software license	$66,543	$73,031	$65,313	$34,686	$54,450
Total revenue	$288,868	$337,401	$337,201	$246,667	$297,117
Operating income	$30,755	$43,058	$25,963	$21,142	$41,927
Net income	$19,331	$30,751	$22,798	$16,562	$28,061
Earnings per diluted share	$0.69	$1.13	$0.94	$0.73	$1.25

	December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$131,057	$72,772	$88,706	$123,014	$126,869
Total assets	$314,893	$271,660	$270,221	$264,711	$280,464
Shareholders’ equity	$237,140	$185,705	$179,839	$183,365	$183,800

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Early in the Company’s history, our offerings were heavily focused on warehouse management solutions. As the Company grew in size and scope, our offerings expanded across the entire supply chain. As a result of the Company’s historical beginnings however, we still enjoy significant presence in, and a relatively strong concentration of revenues from, warehouse management solutions, which are a component of our distribution management solution suite. Over time, as our non-warehouse management solutions have proliferated and increased in capability, the Company’s revenue concentration in its warehouse management solutions has correspondingly decreased.
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
In 2010, we generated $297.1 million in total revenue, with a revenue mix of: license revenues 18%; services 72%; and hardware and other revenue 10%.
We manage our business based on three geographic regions: North America and Latin America (Americas), Europe, Middle East and Africa (EMEA), and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $80.7 million, $58.0 million and $81.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, which represents approximately 27%, 24% and 24% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2010, we employed approximately 1,925 employees worldwide, of which approximately 950 employees are based in the Americas, approximately 140 employees in EMEA, and approximately 835 employees in APAC and India. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa and Asia.
Global Economic Trends and Industry Factors
Global macro economic trends, technology spending and supply chain management market growth are important barometers for our business. In 2010, approximately 73% of our total revenue was generated in the United States, 11% in EMEA and the balance in APAC, Canada and Latin America. In addition, industry analysts estimate that approximately two-thirds of every supply chain software solutions dollar invested is spent in the United States; consequently, the health of the U.S. economy has a meaningful impact on our financial results.
We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Reductions in capital budgets of our customers and prospective customers have had an adverse impact on our ability to sell our solutions. The concerns over the slow economic recovery within the United States and geographic regions in which we operate continues to affect customers and prospects decisions regarding timing of strategic capital spend. Timing of deals closed can have a material adverse impact on our business and is likely to further intensify competition in our already highly competitive markets.

In January 2011, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update raising its previous 2011 world economic growth forecast from October 2010. The update noted that, “global output is projected to expand by 4 1/2 percent in 2011, an upward revision of about 1/4 percentage point relative to the October 2010 WEO. This reflects stronger-than- expected activity in the second half of 2010 as well as new policy initiatives in the United States that will boost activity this year. But downside risks to the recovery remain elevated.” Advanced economies, which represent our primary revenue markets, are projected to expand sluggishly through 2011 and 2012 with annual growth of approximately 2.5%.
In 2009, we recognized five license deals greater than $1.0 million. In contrast, in 2010, we recognized nine license deals greater than $1.0 million and view this as a positive sign the economy is continuing to stabilize and customers and prospects are beginning to more actively plan for supply chain investment. While our 2010 results signal improving demand, we experienced second half slow down in license deals closed over $1.0 million due to continued macro-economic turbulence and uncertainty in the United States and Western Europe. As a result, we and our customers still remain cautious regarding the global economic recovery as noted by IMF’s World Economic Outlook.
When reviewing our 2010 results compared to 2009 it is important to highlight temporary expense actions instituted in 2009 to offset the impact of the global economic crisis on our revenue. During 2009 we had no annual merit salary increases, our executives and Board of Directors absorbed a salary reduction, we asked many of our employees to take unpaid furlough days and we dramatically reduced many other expenses to help offset a revenue decline versus 2008. Moreover, due to poor financial results, 2009 incentive compensation was significantly reduced. In 2009, we had total revenue of $246.7 million for the full year, a 27% decline in total revenue compared to the full year of 2008. Without sacrificing investment in innovation, our aggressive measures to reduce costs enabled us to achieve $21.1 million in operating profit in 2009, with positive operating margins of 8.6%. For 2010, we have restored executives and Board of Directors salaries to pre-reduction levels, eliminated unpaid furlough days and provided merit increases to our employees, among other actions, to ensure long-term success. We expect expense comparisons will largely normalize in 2011 versus 2010.
In 2010, with improving macro-economic conditions, we achieved 20% total revenue growth, representing a strong rebound from 2009. License revenue and services revenue increased 57% and 13%, respectively, for full year 2010 as compared to the same period in 2009 as a result of an improving demand environment.
Revenue
License revenue: License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. In 2010, license revenue totaled $54.5 million, or 18% of total revenue, with gross margins of 88.7%. For the year ended December 31, 2010, Americas, EMEA and APAC recognized $44.3 million, $5.0 million, and $5.2 million in license revenue, respectively. Our annual license revenue percentage mix of new and existing customers was approximately 30% and 70%, and over the past three years has averaged about 40% and 60%. We believe our mix of new customer to existing customer license sales is well balanced, reflecting solid demand from our install base, as well as from new customers in a tough macro-economic environment. License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles of which the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins and earnings per share. For example, $1.0 million of license revenue in 2010 equates to approximately three cents of diluted earnings per share impact.
Our software solutions are singularly focused on the supply chain planning and execution markets, which are intensely competitive and characterized by rapid technological change. We are a market leader in the supply chain management software solutions market as defined by industry analysts such as AMR, ARC and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our license revenues faster than our competitors. We expect to continue to face increased competition from ERP and SCM applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.
Services revenue: Our services business consists of professional services (consulting and training) and customer support services and software enhancements. In 2010, our services revenue totaled $213.8 million, or 72% of total revenue, with gross margins of 53.8%. The Americas, EMEA and APAC realized $176.9 million, $26.3 million, and $10.6 million, respectively, in services revenue for the year ended December 31, 2010. Professional services accounted for over 60% of total services revenue and approximately 45% of total revenue in 2010. When comparing our operating margins to other technology companies, our consolidated operating margin profile can be lower due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin as services margins are lower than license revenue margins.

At December 31, 2010, our professional services organization totaled approximately 990 employees, accounting for 51% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.
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
Our CSSE revenues totaled $81.9 million in 2010, representing approximately 40% of services revenue and approximately 30% of total revenue, respectively. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; and (4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically 12 months. CSSE renewal revenue is not recognized unless payment is received from the customer.
Hardware and other revenue: Our hardware and other revenues totaled $28.9 million in 2010 representing 10% of total revenue with gross margins of 17.5%. During 2010, Americas, EMEA and APAC were responsible for $27.8 million, $0.9 million, and $0.2 million, respectively, in hardware and other revenues. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.
Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $9.0 million, $7.5 million and $12.7 million for 2010, 2009 and 2008, respectively.

Product Development
We intend to continue to invest significantly in research and development (R&D), which historically has averaged about 14 cents of every revenue dollar, to provide market leading solutions that help global manufacturers, wholesalers, distributors, retailers and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the years ended December 31, 2010, 2009 and 2008 were $40.5 million, $36.7 million and $48.4 million, respectively. At December 31, 2010, our R&D organization totaled approximately 625 employees, located in the U.S. and India, representing about 30% of our total employees worldwide.
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
Cash Flow and Financial Condition
For 2010, we generated cash flow from operating activities of $50.0 million and have generated a cumulative total of $172.1 million for the three years ended December 31, 2010. Our cash and investments at December 31, 2010 totaled $126.9 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and to repurchase common stock.
During 2010, we repurchased approximately $76.5 million of Manhattan Associates’ outstanding common stock under the repurchase program approved by our Board throughout the year. In January 2011, our Board of Directors approved raising our remaining share repurchase authority to $50.0 million. In 2011, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2011 for general corporate purposes.
Application of Critical Accounting Policies and Estimates
The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. We believe that estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between those estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions are: Revenue Recognition, Allowance for Doubtful Accounts, Valuation of Goodwill, Accounting for Income Taxes, and Stock-based Compensation.
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
Hardware and other revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties that are integrated with and complementary to our software solutions. As part of a complete solution, our customers periodically purchase hardware from us in conjunction with the licensing of software. These products include computer hardware, radio frequency terminal networks, radio frequency identification (“RFID”) chip readers, bar code printers and scanners and other peripherals. Hardware revenue is recognized upon shipment to the customer when title passes. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.
In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $9.0 million, $7.5 million and $12.7 million for 2010, 2009 and 2008, respectively.
Allowance for Doubtful Accounts
We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past.

Valuation of Goodwill
In accordance with the Intangibles — Goodwill and Other Topic of the FASB Accounting Standards Codification, we do not amortize goodwill and other intangible assets with indefinite lives. Our goodwill is subject to an annual impairment test, which requires us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.
Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to record a charge to income for that portion of goodwill that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At December 31, 2010, our goodwill balance was $62.3 million.
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
Stock-Based Compensation
In January 2010 our Compensation Committee approved certain changes to our historical equity incentive grant practices, with the objective to optimize the Company’s performance and retention strength while managing program share usage to improve long-term equity overhang. The change eliminated stock option awards in favor of 100% restricted stock grants, which for the 2010 awards contain vesting provisions that are 50% service-based and 50% performance-based. The 2010 awards have a four year vesting period, with the performance portion tied to 2010 revenue and adjusted earnings per share targets.
For our historical stock option grants, we estimated the fair value on the date of grant using the Black-Scholes option pricing model. We based our estimate of fair value on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. We based our expected volatilities on a combination of the historical volatility of our stock and the implied volatility of publicly traded options (issued by third party) for our common stock. Due to the limited trading volume of publicly traded options for our common stock, we placed a greater emphasis on historical volatility of our common stock. We also used historical data to estimate the term that options are expected to be outstanding. We based the risk-free interest rate on the rate for U.S. Treasury zero-coupon issues with a term approximating the expected term.
We recognize compensation cost for service-based awards with graded vesting on a straight-line basis over the entire vesting period, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. For our performance-based restricted stock awards with graded vesting, we recognize compensation cost on an accelerated basis applying straight-line expensing for each separately vesting portion of each award. Compensation cost recognized in any period is impacted by the number of stock-based awards granted, the vesting period of the awards (which generally is four years), the estimated forfeiture rate, and the probable outcome of any performance conditions.

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
In addition, in 2008 we recorded an other-than-temporary impairment charge of $3.5 million on an investment in an auction rate security. We reduced the carrying value to zero due to a combination of credit downgrades of the underlying issuer and the bond insurer as well as increased publicly reported exposure to bankruptcy risk by the issuer and continued significant deterioration in the credit markets limiting the issuer’s ability to re-finance the underlying bond.
Full Year 2010 Financial Summary
•	Total revenue for the year ended December 31, 2010 was $297.1 million, an increase of 20%, compared to $246.7 million for 2009. License revenue increased 57% to $54.5 million from $34.7 million in 2009 and services revenue increased 13% to $213.8 million;

•	Operating income was $41.9 million for full year 2010, which includes $1.2 million of recoveries of previously expensed sales tax associated with expiring sales tax audit statutes, compared to $21.1 million for the twelve months ended December 31, 2009, which includes restructuring charges of $3.9 million associated with the workforce reduction executed in the second quarter of 2009.

•	Operating margins for 2010 were 14.1%, up 550 basis points compared to operating margins of 8.6% in 2009;

•	Diluted earnings per share were $1.25 compared to $0.73 in 2009;

•	Cash flow from operations totaled $50.0 million compared to $58.3 million in 2009;

•	Cash and investments on hand at December 31, 2010 was $126.9 million compared to $123.0 million at December 31, 2009;

•	The Company repurchased approximately 2.7 million shares of common stock during the year totaling $76.5 million at an average price of $28.15 under its publicly-announced buy-back program; and

•	In January 2011, the Board of Directors approved raising the Company’s remaining share repurchase authority from $4.0 million to $50.0 million of Manhattan Associates outstanding common stock.

Results of Operations
The following table summarizes selected Statement of Income data for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
				% Change vs. Prior Year
	2010	2009	2008	2010	2009
		(in thousands)
Revenue:
Software license	$54,450	$34,686	$65,313	57%	-47%
Services	213,750	189,850	235,967	13%	-20%
Hardware and other	28,917	22,131	35,921	31%	-38%

Total revenue	297,117	246,667	337,201	20%	-27%
Costs and expenses:
Cost of license	6,172	4,726	5,961	31%	-21%
Cost of services	98,776	84,349	116,707	17%	-28%
Cost of hardware and other	23,844	18,386	29,270	30%	-37%
Research and development	40,508	36,681	48,407	10%	-24%
Sales and marketing	42,702	36,137	51,177	18%	-29%
General and administrative	34,027	29,946	37,145	14%	-19%
Depreciation and amortization	9,161	11,418	12,699	-20%	-10%
Restructuring charge (1)	—	3,882	4,667	-100%	-17%
Asset impairment charges (2)	—	—	5,205	—	-100%

Total costs and expenses	255,190	225,525	311,238	13%	-28%

Income from operations	$41,927	$21,142	$25,963	98%	-19%

Operating margin	14.1%	8.6%	7.7%

(1)	The restructuring charge of $3.9 million and $4.7 million in 2009 and 2008, respectively, mainly represents employee severance and outplacement services resulting from the workforce reduction initiatives executed in the respective year.

(2)	The impairment charge for 2008 includes a $1.7 million charge for writing down the remaining balance of a $2.0 million investment in a RFID technology company we made in July 2003. We recorded the additional impairment due to a down round of financing (i.e., a round of financing that was dilutive to our investment) in which our preferred share ownership was converted into common stock, eliminating our preference rights associated with liquidation, thereby substantially impairing our ability to recoup our investment. In addition, we recorded an impairment charge of $3.5 million on an investment in an auction rate security. We reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer.

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During 2010, 2009 and 2008, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Year Ended December 31,
				% Change vs. Prior Year
	2010	2009	2008	2010	2009
		(in thousands)
Revenue:
Software license
Americas	$44,254	$29,629	$51,392	49%	-42%
EMEA	4,972	2,617	8,885	90%	-71%
APAC	5,224	2,440	5,036	114%	-52%

Total license	$54,450	$34,686	$65,313	57%	-47%
Services
Americas	$176,912	$155,768	$192,483	14%	-19%
EMEA	26,269	24,637	32,163	7%	-23%
APAC	10,569	9,445	11,321	12%	-17%

Total services	$213,750	$189,850	$235,967	13%	-20%
Hardware and Other
Americas	$27,784	$21,161	$33,371	31%	-37%
EMEA	925	771	1,750	20%	-56%
APAC	208	199	800	5%	-75%

Total hardware and other	$28,917	$22,131	$35,921	31%	-38%
Total Revenue
Americas	$248,950	$206,558	$277,246	21%	-25%
EMEA	32,166	28,025	42,798	15%	-35%
APAC	16,001	12,084	17,157	32%	-30%

Total revenue	$297,117	$246,667	$337,201	20%	-27%

Operating income (Loss):
Americas	$35,868	$21,448	$18,849	67%	14%
EMEA	3,685	1,093	6,640	237%	-84%
APAC	2,374	(1,399)	474	270%	-395%

Total operating income	$41,927	$21,142	$25,963	98%	-19%

The results of our operations for the years ended December 31, 2010, 2009, and 2008 are discussed below.
Revenue
Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

	Year Ended December, 31
				% Change vs. Prior Year		% of Total Revenue
	2010	2009	2008	2010	2009	2010	2009	2008
		(in thousands)
Software license	$54,450	$34,686	$65,313	57%	-47%	18%	14%	19%
Services	213,750	189,850	235,967	13%	-20%	72%	77%	70%
Hardware and other	28,917	22,131	35,921	31%	-38%	10%	9%	11%

Total revenue	$297,117	$246,667	$337,201	20%	-27%	100%	100%	100%

License revenue
Year 2010 compared with year 2009
License revenue increased $19.8 million, or 57%, to $54.5 million in 2010 over 2009, primarily driven by the improved global macro-economic environment resulting in customers and prospects beginning to invest more capital to improve their supply chains. Our Americas, EMEA and APAC license revenue increased $14.6 million, $2.4 million, and $2.8 million, respectively, compared to the same period in the prior year.
The license sales percentage mix across our product suite in 2010 was approximately 60% warehouse management solutions and 40% non-warehouse management solutions. Our warehouse management solutions increased $10.8 million, or 54%, in 2010 compared to 2009 and non-warehouse management solutions increased $8.9 million, or 62%, in 2010 over 2009.
Year 2009 compared with year 2008
License revenue decreased $30.6 million, or 47%, to $34.7 million in 2009 over 2008, primarily, driven by the global economic recession in first half of 2009, which decreased sales and lengthened sales cycles in the global market as customers and prospects constrained capital spending. Our Americas, EMEA and APAC license revenue decreased $21.7 million, $6.3 million, and $2.6 million, respectively, compared to the same period in the prior year.
The license sales percentage mix across our product suite in 2009 was approximately 60% warehouse management solutions and 40% non-warehouse management solutions. Our warehouse management solutions decreased $15.6 million, or 44%, in 2009 compared to 2008 and non-warehouse management solutions decreased $15.0 million, or 51%, in 2009 over 2008.
Services revenue
Year 2010 compared with year 2009
Services revenue increased $23.9 million, or 13%, in 2010 compared to 2009 principally due to a $19.1 million, or 17%, increase in professional services revenue and a $4.8 million, or 6%, increase in CSSE revenue. The Americas, EMEA and APAC segments increased $21.1 million, $1.6 million, and $1.1 million, respectively, in 2010 compared to 2009. The increase in services revenue is primarily due to improved license sales beginning in the second half of 2009 and continuing in 2010 combined with customer upgrade activity largely driven by the improving macroeconomic conditions.
Year 2009 compared with year 2008
Services revenue decreased $46.1 million, or 20%, in 2009 compared to 2008 principally due to a $46.2 million, or 29%, decrease in professional services revenue. The Americas, EMEA and APAC segments decreased $36.7 million, $7.5 million, and $1.9 million, respectively, in 2009 compared to 2008. Our services revenue decline has primarily been caused by a decline in license revenues and delayed or suspended multiple site implementations and/or upgrades. The revenue decline was principally due to the global economic recession, which in turn severely impacted our customers’ capital investment levels, prioritization and timing.
Additionally, over the past several years, our services revenue growth and margins have been affected by some pricing pressures primarily attributable to deteriorating global macro-economic conditions and competition.
Hardware and other
Sales of hardware increased $5.3 million, or 36%, in 2010 compared to 2009. Sales of hardware decreased $8.6 million, or 37%, in 2009 compared to 2008. In 2010 and 2009, our Americas segment accounted for nearly 100% of hardware sales. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate. Other revenue represents reimbursements for out-of-pocket expenses that are required to be classified as revenue and are included in hardware and other revenue. For 2010, 2009 and 2008, reimbursements by customers for out-of-pocket expenses were approximately $9.0 million, $7.5 million and $12.7 million, respectively.

Cost of Revenue

	Year Ended December 31,
				% Change vs. Prior Year
	2010	2009	2008	2010	2009
	(in thousands)
Cost of license	$6,172	$4,726	$5,961	31%	-21%
Cost of services	98,776	84,349	116,707	17%	-28%
Cost of hardware and other	23,844	18,386	29,270	30%	-37%

Total cost of revenue	$128,792	$107,461	$151,938	20%	-29%

Cost of License
Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of licenses increased $1.4 million, or 31%, in 2010 compared to 2009, primarily due to increased sales of third party software driven by a 57% increase in software license revenues over the prior year. Cost of license decreased $1.2 million, or 21%, to $4.7 million in 2009 principally due to a 47% decrease in license revenue.
Cost of Services
Year 2010 compared with year 2009
Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. Cost of services increased $14.4 million, or 17%, in 2010 compared to 2009 principally due to (i) a $9.0 million increase in performance-based bonus expense due to significantly higher achievement on revenue and earnings per share, (ii) a $4.6 million increase in employee-related costs such as salary, benefits, payroll taxes and contract labor resulting from an increase in the number of professional services personnel in 2010 to support demand, and (iii) a $0.6 million increase in travel expenses attributable to increased services business.
Services gross margin decreased 180 basis points to 53.8% in 2010 from 55.6% in 2009. The decrease in services margin is primarily attributable to the increase in professional services costs due to the impact of 2009 short-term compensation reduction measures that were eliminated in 2010, higher 2010 performance-based compensation, and increased hiring to fulfill services demand.
Year 2009 compared with year 2008
Cost of services decreased $32.4 million, or 28%, in 2009 compared to 2008 principally due to (i) a $21.7 million decrease in employee-related costs such as salary, benefits and payroll taxes resulting from a decrease in the number of professional services personnel due to headcount reduction initiatives in the fourth quarter of 2008 and the second quarter of 2009 to align capacity with demand, (ii) a $4.4 million decrease in performance based bonus expense caused by lower revenue performance as well as lower headcount, and (iii) a $3.3 million decrease in travel expenses due to fewer services projects.
Services gross margin increased 5.1 percentage points to 55.6% in 2009 from 50.5% in 2008. The increase in services margin is attributable to the decrease in professional services costs driven by expense reduction actions and lower performance based compensation expense.
Cost of Hardware and other
Cost of hardware increased $4.0 million to $15.0 million in 2010 compared to 2009 as a direct result of an increase in sales of hardware. In 2009, cost of hardware decreased to $11.0 million from $17.0 million in 2008 as a direct result of decreased hardware sales. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $8.8 million, $7.4 million and $12.3 million for 2010, 2009 and 2008, respectively. Changes in amounts of out-of-pocket expenses correlate to changes in amounts of services revenue.

Operating Expenses

	Year Ended December 31,
				% Change vs. Prior Year
	2010	2009	2008	2010	2009
	(in thousands)
Research and development	$40,508	$36,681	$48,407	10%	-24%
Sales and marketing	42,702	36,137	51,177	18%	-29%
General and administrative	34,027	29,946	37,145	14%	-19%
Depreciation and amortization	9,161	11,418	12,699	-20%	-10%
Restructuring charge	—	3,882	4,667	-100%	-17%
Asset impairment charges	—	—	5,205	—	-100%

Operating expenses	$126,398	$118,064	$159,300	7%	-26%

Research and Development
Our principal research and development activities during 2010, 2009 and 2008 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service oriented architecture based application framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions.
For the years ended December 31, 2010, 2009, and 2008, we capitalized no research and development costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.
Year 2010 compared with year 2009
Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Consistent with prior years, we typically invest approximately 14% to 15% of total revenue in research and development. In 2010, research and development expenses increased to $40.5 million from $36.7 million in 2009. This $3.8 million increase was primarily due to the increase of $3.7 million in performance based bonus expense resulting from higher achievement on revenue and earnings per share.
Year 2009 compared with year 2008
Research and development expenses decreased to $36.7 million in 2009 compared to $48.4 million in 2008 primarily due to: (i) a $7.7 million decrease in salary-related costs resulting from a decrease in the number of R&D personnel; (ii) a $1.4 million decrease in bonuses caused by headcount reductions as well as lower achievement of performance based compensation; and (iii) a $1.0 million decrease in travel expenses.
Sales and Marketing
Year 2010 compared with year 2009
Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. The $6.6 million, or 18%, increase in sales and marketing expenses in 2010 compared to 2009 was attributable to (1) the increase in performance based bonus and commission expense of $5.3 million related to increased revenue and earnings performance, (2) a $0.8 million increase in stock compensation expense, and (3) a $0.6 million increase in travel expense.

Year 2009 compared with year 2008
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
General and Administrative
Year 2010 compared with year 2009
General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The net increase of $4.1 million, or 14%, in general and administrative expenses in 2010 compared to 2009 was primarily attributable to (i) an increase of $2.9 million in performance-based bonus expense, (ii) a $1.5 million increase in employee-related costs such as salary, benefits and payroll taxes and contract labor, and (iii) a $0.4 million increase in stock compensation expense. This increase was partially offset by $1.2 million in recoveries of previously recorded state sales tax resulting from sales tax audits.
Year 2009 compared with year 2008
The net decrease of $7.2 million, or 19%, in general and administrative expenses in 2009 compared to 2008 was primarily attributable to (i) a $2.9 million decrease in employee-related expense such as salary, benefits, payroll taxes related to workforce and expense reduction initiatives, (ii) a $1.5 million decrease in expense for sales tax exposure reserves, and (iii) a $1.1 million reduction in bonus expense due to the decline in total revenue and earnings per share performance.
Depreciation and Amortization
Depreciation expense amounted to $6.9 million, $8.4 million and $9.4 million, during 2010, 2009, and 2008, respectively, and has decreased due to lower capital expenditures over the past several years. Amortization of intangibles amounted to $2.3 million, $3.0 million and $3.3 million during 2010, 2009, and 2008, respectively. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions. The decreases in amortization expense in 2010 and 2009 of $0.7 million and $0.3 million, respectively, were mainly associated with certain intangible assets related to prior acquisitions, which became fully amortized.
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
Asset impairment charges
Asset impairment charges of $5.2 million in 2008 consist of a $3.5 million impairment on an investment in an auction-rate security and a $1.7 million impairment on an investment in an RFID technology company. We reduced the carrying value of the auction-rate security investment to zero due to a combination of credit downgrades of the underlying issuer and the bond insurer as well as increased publicly reported exposure to bankruptcy risk by the issuer and continued significant deterioration in the credit markets limiting the issuer’s ability to re-finance the underlying bond. We also reduced the carrying value of our investment in the RFID technology company to zero due to a combination of continued negative financial results reported by this company in a very competitive sector and a “down round” of financing (i.e., a round of financing that was dilutive to our investment) in which our preferred share ownership was converted into common stock, eliminating our preference rights associated with liquidation, thereby substantially impairing our ability to recoup our investment.

Operating Income
Operating income for 2010 was $41.9 million, an increase of $20.8 million as compared to $21.1 million for 2009. Operating margins improved to 14.1% in 2010, up from 8.6% in 2009. The increase in operating income and margins is primarily due to a 20% increase in total revenue and lower expenses versus 2009 due to workforce reduction charges taken in 2009. Operating income in the Americas, EMEA and APAC segment increased by $14.4 million, $2.6 million and $3.8 million, respectively in 2010.
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
Other (Loss) Income and Income Taxes

	Year Ended December 31,
				% Change vs. Prior Year
	2010	2009	2008	2010	2009
Other (loss) income, net	$(143)	$(756)	$5,545	-81%	-114%
Income tax provision	13,723	3,824	8,710	259%	-56%
Other (Loss) Income, net
Other (loss) income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Interest income was $0.6 million, $0.4 million, and $1.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. The increase of $0.2 million in interest income in 2010 compared to 2009 was due to a higher weighted-average interest rate earned. The decrease of $1.4 million in interest income in 2009 compared to 2008 was due to a lower weighted-average interest rate earned. The weighted-average interest rate earned on cash and investments was 0.5%, less than 0.5%, and 2.3% for the years ended December 31, 2010, 2009 and 2008, respectively. We recorded net foreign currency losses of $0.7 million and $1.0 million in 2010 and 2009, respectively and a net foreign currency gain of $3.9 million in 2008. The foreign currency losses and gain mainly resulted from losses or gains on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee, the British Pound and the Euro.
Income Tax Provision
Our effective income tax rates were 32.8%, 18.8%, and 27.6% in 2010, 2009 and 2008, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The effective tax rate in 2010 included a tax benefit from the disqualifying disposition of incentive stock options that were previously expensed and the reduction of U.S. federal income tax reserves that resulted from the expiration of tax audit statues for tax returns filed for 2006 and prior, partially offset by the establishment of income tax reserves for state audits. The effective tax rate in 2009 included the reduction of income tax reserves resulting from expiration of tax audit statutes for U.S. federal income tax returns filed for 2005, partially offset by the establishment of $0.8 million in tax reserves associated with the treatment of currency gains under our transfer pricing policy with one of our foreign subsidiaries. The effective tax rate in 2008 included the reduction of income tax reserves resulting from expiration of tax audit statutes for U.S. federal income tax returns filed for 2004, partially offset by $0.6 million tax expense on the repatriation of cash from a foreign subsidiary associated with the settlement of several large intercompany balances in order to reduce the unrealized foreign exchange gain/loss volatility in other income.

Liquidity and Capital Resources
During 2010, 2009, and 2008, we funded our business through cash generated from operations. As of December 31, 2010, we had $126.9 million in cash and investments as compared to $123.0 million at December 31, 2009.
Our operating activities provided cash of $50.0 million, $58.3 million and $63.8 million in 2010, 2009, and 2008, respectively. Cash from operating activities for 2010 decreased $8.3 million compared to 2009 principally due to increased working capital requirements associated with revenue growth. Days sales outstanding (DSO) was 61 days at December 31, 2010 as compared to 56 days at December 31, 2009. Cash from operating activities for 2009 decreased $5.5 million compared to 2008 due to lower revenue partially offset by strong accounts receivable collections. Days sales outstanding (DSO) was 56 days at December 31, 2009 as compared to 78 days at December 31, 2008.
Our investing activities used cash of approximately $8.9 million and $2.3 million in 2010 and 2009, respectively. The use of cash for investing activities for the year ended December 31, 2010 was for capital expenditures of approximately $5.9 million and the net purchase of $3.0 million in short-term investments. The use of cash for investing activities for the year ended December 31, 2009 was for capital expenditures of approximately $2.4 million. During 2008, our investing activities provided cash of approximately $13.9 million from net maturities and sales of investments of $21.6 million, partially offset by payments in connection with purchases of capital equipment of $7.7 million.
Our financing activities used cash of approximately $40.9 million, $21.7 million and $31.8 million in 2010, 2009 and 2008, respectively. The principal use of cash for financing activities was to repurchase shares of our common stock under our publicly-announced buy-back program for approximately $76.5 million, $22.8 million and $35.0 million in 2010, 2009 and 2008, respectively, and shares withheld for taxes due upon restricted stock vesting for approximately $1.2 million, $0.6 million and $0.1 million in 2010, 2009 and 2008, respectively. These repurchases were partially offset by the proceeds from the issuance of our common stock pursuant to the exercise of stock options of $36.4 million, $1.7 million, and $3.2 million in 2010, 2009, and 2008, respectively. In January 2011, our Board of Directors increased our remaining share repurchase authority of $4.0 million at December 31, 2010 to a total of $50.0 million.
Periodically, opportunities may arise to grow our business through the acquisition of complementary and synergistic companies, products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In 2011, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2011 for general corporate purposes.
New Accounting Pronouncements
In January 2010, the FASB issued an Accounting Standard Update to improve disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for significant transfers in and out of Level 1 and 2 in the fair value hierarchy and the reasons for the transfers. This guidance also requires disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (Level 3) investments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except Level 3 reconciliation disclosures which are effective for the fiscal years and interim periods beginning after December 15, 2010. We adopted the enhanced disclosures for Level 1 and 2 in our first quarter of 2010 reporting, which did not have a material impact on our financial statements. We do not expect the Level 3 reconciliation disclosures to have a material impact on our financial statements when we adopt them.
In February 2010, the FASB issued an Accounting Standards Update to amend certain recognition and disclosure requirements related to subsequent events. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. This update also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The adoption of this amended standard did not have an impact on our consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our principal commitments as of December 31, 2010 consist of obligations under operating leases. We expect to fulfill all of the following commitments from our working capital. We have no off-balance sheet arrangements within the meaning of SEC rules.
Lease Commitments
We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2018. Rent expense for these leases aggregated $5.3 million, $6.1 million and $7.2 million during 2010, 2009, and 2008, respectively.
The following table summarizes our contractual commitments as of December 31, 2010 (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Non-cancelable operating leases	$40,363	$6,333	$5,542	$5,198	$5,011	$4,799	$13,480
Indemnifications
Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer, as well as our modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these agreements as of December 31, 2010.
Warranties
We warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 6 months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2010.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Business
Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, France, Australia, China, Japan, Singapore and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized foreign exchange losses of $0.7 million and $1.0 million in 2010 and 2009, respectively and a foreign exchange gain of $3.9 million in 2008. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” in our Consolidated Statements of Operations. A fluctuation of 10% in the period end exchange rates at December 31, 2010 and 2009 relative to the U.S. dollar would result in changes of approximately $0.1 million and $0.2 million in the reported foreign currency gain or loss, respectively.

Interest Rates
We currently invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate obligations in money market funds and certificates of deposit. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from operations. At December 31, 2010, our cash and investments balance totaled $126.9 million, of which $120.7 million is highly liquid. The remaining investments totaling $6.1 million are invested in short-term certificates of deposit and auction rate securities which were purchased prior to 2008. Our cash equivalents balance at December 31, 2010 was $31.2 million. Cash equivalents principally consist of highly liquid money market funds and certificates of deposit with maturities of less than three months when purchased.
Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash and investment securities was approximately 0.5% and less than 0.5% for the year ended December 31, 2010 and 2009, respectively. The fair value of cash equivalents and investments held at December 31, 2010 and 2009 was $37.4 million and $60.1 million, respectively. Based on the average investments outstanding during 2010 and 2009, increases or decreases in the rate of return of 25 basis points would result in increases or decreases to interest income of approximately $0.3 million for both year 2010 and 2009, from the reported interest income.

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
As of the end of the Company’s 2010 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 was effective.
Ernst & Young, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2010, has audited the Company’s internal control over financial reporting as of December 31, 2010 and has issued a report regarding the Company’s internal control over financial reporting appearing on page 43, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

/s/ Peter F. Sinisgalli Peter F. Sinisgalli
President and Chief Executive Officer

February 23, 2011

/s/ Dennis B. Story Dennis B. Story
Executive Vice President,
Chief Financial Officer and Treasurer

February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
Manhattan Associates, Inc. and Subsidiaries
We have audited Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Manhattan Associates, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Manhattan Associates, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, shareholders’ equity, and comprehensive income for each of the three years in the period ended December 31, 2010 of Manhattan Associates, Inc. and subsidiaries and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders
Manhattan Associates, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, shareholders’ equity, and comprehensive income for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Associates, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 23, 2011

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Software license	$54,450	$34,686	$65,313
Services	213,750	189,850	235,967
Hardware and other	28,917	22,131	35,921

Total revenue	297,117	246,667	337,201
Costs and expenses:
Cost of license	6,172	4,726	5,961
Cost of services	98,776	84,349	116,707
Cost of hardware and other	23,844	18,386	29,270
Research and development	40,508	36,681	48,407
Sales and marketing	42,702	36,137	51,177
General and administrative	34,027	29,946	37,145
Depreciation and amortization	9,161	11,418	12,699
Restructuring charge	—	3,882	4,667
Asset impairment charges	—	—	5,205

Total costs and expenses	255,190	225,525	311,238

Operating income	41,927	21,142	25,963
Interest income, net	636	368	1,823
Other (loss) income, net	(779)	(1,124)	3,722

Income before income taxes	41,784	20,386	31,508
Income tax provision	13,723	3,824	8,710

Net income	$28,061	$16,562	$22,798

Basic earnings per share	$1.31	$0.74	$0.95
Diluted earnings per share	$1.25	$0.73	$0.94

Weighted average number of shares:
Basic	21,497	22,385	24,053
Diluted	22,450	22,558	24,328
The accompanying notes are an integral part of these Consolidated Statements of Operations.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$120,744	$120,217
Short term investments	4,414	—
Accounts receivable, net of allowance of $5,711 and $4,943 in 2010 and 2009, respectively	47,419	37,945
Deferred income taxes	7,214	5,745
Income taxes receivable	2,446	—
Prepaid expenses	5,520	4,240
Other current assets	1,223	607

Total current assets	188,980	168,754

Property and equipment, net	14,833	15,759
Long-term investments	1,711	2,797
Goodwill, net	62,265	62,280
Acquisition-related intangible assets, net	1,186	3,473
Deferred income taxes	8,816	9,826
Other assets	2,673	1,822

Total assets	$280,464	$264,711

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,745	$4,434
Accrued compensation and benefits	19,807	12,855
Accrued and other liabilities	13,856	15,430
Deferred revenue	44,974	37,436
Income taxes payable	—	796

Total current liabilities	86,382	70,951

Deferred rent — long-term	7,444	7,830
Other non-current liabilities	2,838	2,565

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2010 or 2009	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 21,729,789 and 22,467,123 shares issued and outstanding at December 31, 2010 and 2009, respectively	217	225
Additional paid-in capital	487	2,892
Retained earnings	184,152	182,387
Accumulated other comprehensive loss	(1,056)	(2,139)

Total shareholders’ equity	183,800	183,365

Total liabilities and shareholders’ equity	$280,464	$264,711

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Operating activities:
Net income	$28,061	$16,562	$22,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,161	11,418	12,699
Asset impairment charge	—	—	5,205
Stock compensation	10,420	8,622	8,864
(Gain) loss on disposal of equipment	(4)	130	156
Tax benefit (deficiency) of stock awards exercised/vested	2,207	(1,023)	202
Excess tax benefits from stock based compensation	(475)	(64)	(100)
Deferred income taxes	(463)	2,077	(1,389)
Unrealized foreign currency loss	210	1,022	(694)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,454)	26,658	7,077
Other assets	(2,661)	3,058	2,691
Accounts payable, accrued and other liabilities	8,271	(10,453)	5,997
Income taxes	(2,934)	(3,502)	(1,324)
Deferred revenue	7,633	3,818	1,659

Net cash provided by operating activities	49,972	58,323	63,841

Investing activities:
Purchase of property and equipment	(5,871)	(2,378)	(7,708)
Purchases of available-for-sale investments	(8,625)	—	(285,593)
Sales/maturies of available-for-sale investments	5,614	84	307,216

Net cash (used in) provided by investing activities	(8,882)	(2,294)	13,915

Financing activities:
Purchase of common stock	(77,704)	(23,435)	(35,107)
Proceeds from issuance of common stock from options exercised	36,368	1,662	3,177
Excess tax benefits from stock based compensation	475	64	100

Net cash used in financing activities	(40,861)	(21,709)	(31,830)

Foreign currency impact on cash	298	158	(4,862)

Net change in cash and cash equivalents	527	34,478	41,064
Cash and cash equivalents at beginning of period	120,217	85,739	44,675

Cash and cash equivalents at end of period	$120,744	$120,217	$85,739

Supplemental disclosures of cash flow information:
Cash paid for taxes	$14,340	$6,218	$11,135

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2007	24,899,919	$249	$17,744	$165,189	$2,523	$185,705
Repurchase of common stock	(1,710,441)	(17)	(29,985)	(5,105)	—	(35,107)
Stock option exercises	203,275	2	3,175	—	—	3,177
Stock option expense	—	—	5,458	—	—	5,458
Restricted stock issuance/expense	188,356	—	3,406	—	—	3,406
Tax effects of stock based compensation	—	—	202	—	—	202
Foreign currency translation adjustment	—	—	—	—	(5,768)	(5,768)
Unrealized loss on investments	—	—	—	—	(32)	(32)
Net income	—	—	—	22,798	—	22,798

Balance, December 31, 2008	23,581,109	234	—	182,882	(3,277)	179,839
Repurchase of common stock	(1,409,922)	(14)	(6,364)	(17,057)	—	(23,435)
Stock option exercises	130,650	1	1,661	—	—	1,662
Stock option expense	—	—	5,153	—	—	5,153
Restricted stock issuance/expense	165,286	4	3,465	—	—	3,469
Tax effects of stock based compensation	—	—	(1,023)	—	—	(1,023)
Foreign currency translation adjustment	—	—	—	—	1,225	1,225
Unrealized loss on investments	—	—	—	—	(87)	(87)
Net income	—	—	—	16,562	—	16,562

Balance, December 31, 2009	22,467,123	225	2,892	182,387	(2,139)	183,365
Repurchase of common stock	(2,766,173)	(28)	(51,380)	(26,296)	—	(77,704)
Stock option exercises	1,613,735	16	36,352	—	—	36,368
Stock option expense	—	—	3,792	—	—	3,792
Restricted stock issuance/expense	415,104	4	6,624	—	—	6,628
Tax effects of stock based compensation	—	—	2,207	—	—	2,207
Foreign currency translation adjustment	—	—	—	—	1,012	1,012
Unrealized gain on investments	—	—	—	—	71	71
Net income	—	—	—	28,061	—	28,061

Balance, December 31, 2010	21,729,789	$217	$487	$184,152	$(1,056)	$183,800

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Net income	$28,061	$16,562	$22,798

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,012	1,225	(5,768)
Unrealized gain (loss) on investments, net of taxes of $43, ($51) and ($18) in 2010, 2009 and 2008, respectively	71	(87)	(32)

Other comprehensive income (loss)	1,083	1,138	(5,800)

Comprehensive income	$29,144	$17,700	$16,998

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
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
The Company’s operations are in North America, Europe and the Asia/Pacific region. The European operations are conducted through the Company’s wholly-owned subsidiaries, Manhattan Associates Limited, Manhattan Associates Europe B.V., Manhattan France SARL, and Manhattan Associates GmbH, in the United Kingdom, the Netherlands, France, and Germany, respectively. The Company’s Asia/Pacific operations are conducted through its wholly-owned subsidiaries, Manhattan Associates Pty Ltd., Manhattan Associates KK, Manhattan Associates Software (Shanghai), Co. Ltd., Manhattan Associates Software Pte Ltd., and Manhattan Associates (India) Development Centre Private Limited in Australia, Japan, China, Singapore, and India, respectively. The Company occasionally sells its products and services in other countries, such as countries in Latin America, Eastern Europe, Middle East, and Asia, through its direct sales channel as well as various reseller channels.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. Amounts held at certain financial institutions are above the federally insured limit. The Company’s sales are primarily to companies located in the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2010 for the Americas, EMEA and APAC companies were $40.1 million, $3.7 million and $3.6 million, respectively. Accounts receivable, net as of December 31, 2009 for the Americas, EMEA and APAC companies were $30.7 million, $4.9 million and $2.3 million, respectively. The Company’s top five customers in aggregate accounted for 10%, 11% and 11% of total revenue in the period the related sales were recorded for each of the years ended December 31, 2010, 2009 and 2008, respectively. No single customer accounted for more than 10% of revenue in the years ended December 31, 2010, 2009 and 2008 or for more than 10% of accounts receivable as of December 31, 2010 and 2009.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
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
At December 31, 2010, the Company’s cash, cash equivalent and short-term investments balance was $89.5 million, $31.2 million and $4.4 million, respectively. Cash equivalents and short-term investments primarily consist of highly liquid money market funds and certificates of deposit.
Prior to 2008, the Company invested $6.5 million in auction rate securities with original maturities ranging from 2025 to 2040, but which had auctions to reset the yield every 7 to 35 days. Certain auctions failed during 2008 and the underlying securities were not redeemed by the issuer. During 2008, the Company recorded an other-than-temporary impairment charge of $3.5 million on one of these investments. The Company reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. During 2010, two of the issuers of the Company’s other auction rate securities redeemed a total of $1.2 million of the auction rate securities at par value. In January 2011, one of the issuers redeemed the remaining $0.8 million of one of the auction rate securities at par value. From 2008 to 2010, the Company has recorded net temporary impairment charges of $0.1 million on these investments, inclusive of a $0.1 million unrealized gain recorded during 2010, resulting in $1.7 million in total auction rate securities investments on the balance sheet at December 31, 2010. The net unrealized loss is included as a separate component of shareholders’ equity and annual unrealized gains and losses are included in total comprehensive income. The $1.7 million of auction rate securities held by the Company at December 31, 2010 were issued by state or regional educational loan authorities and are collateralized by federally insured student loans. These investments consequently have high credit ratings, and the Company intends and has the ability to hold these securities until maturity or until redeemed. In determining the fair values of these auction rate securities, the Company considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions underlying the Company’s valuation could have a significant impact on the value of these securities, which may cause losses and potentially require the Company to record other-than-temporary impairment charges on these investments in the future. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
The Company’s auction rate securities are classified in the fair value hierarchy as Level 3 as their valuation technique includes significant unobservable inputs except for the $0.8 million of auction rate securities redeemed in January 2011 which are classified as Level 1. The Company uses quoted prices from active markets which are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all other available-for-sale securities. The Company has no investments classified at Level 2.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
The following table set forth the assets carried at fair value measured on a recurring basis at December 31, 2010 (in thousands):

	Fair Value Measurements at December 31, 2010 Using
		Significant Other	Significant
	Quoted Prices	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$28,788	$—	$—	$28,788
Auction rate securities	800	—	911	1,711

Total available-for-sale securities	$29,588	$—	$911	$30,499

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
Following is a summary of the Company’s future available-for-sale investment maturities as of December 31, 2010 (in thousands):

Less than 1 year	$800
Over 10 years	911

Total	$1,711

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
December 31, 2010, 2009 and 2008
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
The Company’s international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the future results could be materially adversely impacted by changes in these or other factors. The Company recognized a foreign exchange rate loss of $0.7 million and $1.0 million in 2010 and 2009, respectively, and foreign exchange rate gains of $3.9 million in 2008. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” on the Consolidated Statements of Operations.
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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
Hardware revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company’s software solutions. As part of a complete solution, the Company’s customers frequently purchase hardware from the Company in conjunction with the licensing of software. These products include computer hardware, radio frequency terminals networks, RFID chip readers, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment to the customer when title passes. The Company generally purchases hardware from its vendors only after receiving an order from a customer. As a result, the Company does not maintain hardware inventory.
In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified in “Hardware and other” revenue in the accompanying Consolidated Statement of Operations. The total amount of expense reimbursement recorded to revenue was $9.0 million, $7.5 million and $12.7 million for 2010, 2009 and 2008, respectively.
Deferred Revenue
Deferred revenue represents amounts collected prior to having completed performance of professional services, customer support services and software enhancements and significant remaining obligations under license agreements. The Company generally expects to complete such services or obligations within the next twelve months.
Returns and Allowances
The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2010 or 2009.
The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations were $3.5 million, $3.6 million and $4.9 million for 2010, 2009 and 2008, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.
Property and Equipment
Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, internal use software, and leasehold improvements. The Company depreciates the cost of furniture, computers, other office equipment and internal use software on a straight-line basis over their estimated useful lives (three to five years for computer equipment and software, five years for office equipment, seven years for furniture). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation and amortization expense for property and equipment for the years ended December 31, 2010, 2009 and 2008 was approximately $6.9 million, $8.4 million and $9.4 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Operations.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2010	2009
Computer equipment and software	$50,574	$47,151
Furniture and office equipment	7,165	7,539
Leasehold improvement	14,961	14,827

	72,700	69,517
Less accumulated depreciation and amortization	(57,867)	(53,758)

	$14,833	$15,759

Acquisition-Related Intangible Assets
Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for each product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The weighted average amortization period for acquired software is 4.9 years. The other intangible assets are being amortized on a straight-line basis over a period of two to ten years with a weighted average amortization period of 6.2 years. The weighted average amortization period for all intangible assets is 5.6 years. Total amortization expense related to acquisition-related intangible assets was approximately $2.3 million, $3.0 million and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in “Depreciation and amortization” in the accompanying Consolidated Statements of Operations.
Acquisition-Related Intangible Assets consist of the following (in thousands):

	December 31,
	2010	2009
Cost:
Acquired software	$15,791	$15,791
Other intangible assets with definite lives	19,087	19,087

	34,878	34,878

Accumulated amortization:
Acquired software	(15,791)	(15,259)
Other intangible assets with definite lives	(17,901)	(16,146)

	(33,692)	(31,405)

Net book value:
Acquired software	$—	$532
Other intangible assets with definite lives	1,186	2,941

	$1,186	$3,473

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
The Company expects amortization expense for the next five years to be as follows based on intangible assets as of December 31, 2010 (in thousands):

Year ending December 31,
2011	$1,172
2012	7
2013	6
2014	1

Total amortization expense expected	$1,186

Goodwill
Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. The Company does not amortize goodwill, but instead tests goodwill for impairment on at least an annual basis. Goodwill was $62.3 million at the end of each year ended December 31, 2010 and 2009. Approximately $36.0 million of the gross Goodwill balance is deductible for income tax purposes. To date, there have been no goodwill impairments. The change in the balance from December 31, 2009 to 2010 is due to foreign exchange fluctuations in EMEA.
Software Development Costs
Research and development expenses are charged to expense as incurred. The Company determines the amount of development costs capitalizable under the provisions of FASB Codification accounting for costs of computer software to be sold, leased, or marketed. Under this guidance, computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized. The Company has defined technological feasibility as the point in time at which the Company has a detailed program design or a working model of the related product, depending on the type of development efforts. For the years ended December 31, 2010, 2009 and 2008, the Company capitalized no internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers has been insignificant.
Impairment of Long-Lived and Intangible Assets
The Company reviews the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2010, 2009 and 2008, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.
The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.
Impairment of Goodwill
The Company evaluates the carrying value of goodwill annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill for impairment as of December 31, 2010, 2009 and 2008 and did not identify any impairment as a result of the review.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
Guarantees and Indemnifications
The Company accounts for guarantees in accordance with the guarantee accounting topic in the FASB Codification. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with the guarantee accounting topic in the Codification, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of December 31, 2010 and 2009.
The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for 6 months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. As a result, the Company believes the estimated fair value of these agreements is nominal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2010 and 2009.
Segment Information
The Company has three reporting segments: Americas, EMEA, and APAC as defined by FASB Codification topic for segment reporting. See Note 8 for discussion of the Company’s reporting segments.
Advertising Costs
Advertising costs are expensed as incurred and totaled approximately $10,000 for each year in 2010 and 2009 and $100,000 in 2008. Advertising costs are included in “Sales and marketing” in the Consolidated Statements of Operations.
Basic and Diluted Net Income Per Share
Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
Diluted net income per share is computed using net income divided by Weighted Shares, and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Net income	$28,061	$16,562	$22,798

Earnings per share:
Basic	$1.31	$0.74	$0.95
Effect of CESs	(0.06)	(0.01)	(0.01)

Diluted	$1.25	$0.73	$0.94

Weighted average number of shares:
Basic	21,497	22,385	24,053
Effect of CESs	953	173	275

Diluted	22,450	22,558	24,328
Options to purchase 1,312,639 shares, 5,199,401 shares and 4,177,687 shares of common stock were outstanding at December 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the respective years. See Note 2 for further information on those securities.
Accumulated Other Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
The following table sets forth the components of accumulated other comprehensive income (in thousands):

	December 31,
	2010	2009
Unrealized loss on investments, net of taxes	$(61)	$(132)
Foreign currency translation adjustment	(995)	(2,007)

Total	$(1,056)	$(2,139)

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
December 31, 2010, 2009 and 2008
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
As amended, a maximum of 4,700,000 shares are available for grant under the 2007 Plan. Each grant of a stock option or stock appreciation right is counted against the maximum share limitation as one share; and each grant of a restricted stock award or restricted stock unit award (including performance-based shares) count against the maximum share limitation as two shares. Options and stock appreciation rights cannot have a term exceeding seven years. As of December 31, 2010, there were 1,594,226 shares available for issuance under the amended 2007 Plan. As of February 16, 2011, after the Company’s annual award to its employees, there were 995,311 shares available for grant under the amended 2007 Plan.
The 1998 and 2007 Plans are administered by the Compensation Committee of the Board of Directors. The committee has the authority to interpret the provisions thereof.
Stock Option Awards
The Company recorded stock option expense of $3.8 million, $5.2 million and $5.5 million during the year ended December 31, 2010, 2009 and 2008, respectively. A summary of changes in outstanding options for the year ended December 31, 2010 is as follows:

			Weighted	Average
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value (in
	Shares	Exercise Price	Contractual Term	thousands)
Outstanding at January 1, 2010	5,768,961	$25.29
Granted	17,500	24.81
Exercised	(1,613,735)	22.54
Forfeited and expired	(326,464)	41.66

Outstanding at December 31, 2010	3,846,262	$25.06	3.2	$21,759

Vested or expected to vest at December 31, 2010	3,497,840	$25.26	3.2	$19,149
Exercisable at December 31, 2010	3,106,607	$25.86	3.0	$15,219
As of February 16, 2011, there were 3,610,413 options outstanding with a weighted average exercise price of $24.99 per share and a weighted average remaining contractual life of 3.1 years.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	36%	38%	35%
Risk-free interest rate at the date of grant	2.4%	1.9%	2.8%
Expected life (in years)	4.0	4.0	4.0
Expected volatilities are based on a combination of historical volatility of the Company’s stock and implied volatility of the Company’s publicly traded stock options. Due to the limited trading volume of the Company’s publicly traded options, the Company places a greater emphasis on historical volatility. The Company also uses historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a term approximating the expected term. Using these assumptions, the weighted average grant-date fair values of the stock options granted during the years ended December 31, 2010, 2009 and 2008 were $7.82, $5.26 and $7.96, respectively.
Options with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date fair value of the award that is vested at that date. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 based on market value at the exercise dates was $11.9 million, $0.9 million, and $1.6 million, respectively. As of December 31, 2010, unrecognized compensation cost related to unvested stock option awards totaled $2.6 million and is expected to be recognized over a weighted average period of approximately one year.
Restricted Stock Awards
A summary of changes in unvested shares of restricted stock for the year ended December 31, 2010 are as follows:

	Number of	Grant Date Fair
	Shares	Value
Outstanding at January 1, 2010	388,560	$22.48
Granted	437,360	22.23
Vested	(145,518)	24.03
Forfeited	(22,256)	20.87

Outstanding at December 31, 2010	658,146	$22.02

As of February 16, 2011, after the Company’s annual award to its employees, there were 771,909 shares of restricted stock outstanding.
The Company recorded restricted stock expense of $6.6 million, $3.5 million and $3.4 million during the year ended December 31, 2010, 2009 and 2008, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2010, 2009, and 2008 based on market value at the vesting dates was $3.6 million, $2.2 million and $2.1 million, respectively. As of December 31, 2010, unrecognized compensation cost related to unvested restricted stock awards totaled $7.7 million and is expected to be recognized over a weighted average period of approximately 1.25 years.
In January 2010 the Compensation Committee approved certain changes to the Company’s historical equity incentive grant practices, with the objective to optimize the Company’s performance and retention strength while managing program share usage to improve long-term equity overhang. The changes eliminate stock option awards in favor of 100% restricted stock grants, which for the 2010 awards contain vesting provisions that are 50% service-based and 50% performance-based. The 2010 awards have a four year graded vesting period, with the performance portion tied to 2010 revenue and earnings per share targets. The Company recognizes compensation cost for service-based restricted awards with graded vesting on a straight-line basis over the entire vesting period, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. For its performance-based restricted stock awards with graded vesting, the Company recognizes compensation cost on an accelerated basis applying straight-line expensing for each separately vesting portion of each award.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
Included in the restricted stock grants for the year ended December 31, 2010 are 187,095 shares that have performance-based vesting criteria. As noted above, the performance criteria are tied to the Company’s 2010 financial performance. As of December 31, 2010, the performance criteria for the fiscal year were met and the associated stock-based compensation has been recognized.
3. Income Taxes
The Company is subject to future federal and state income taxes and has recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2010 and 2009. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and the tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Accounts receivable	$1,967	$1,726
Accrued liabilities	5,372	2,998
Stock compensation expense	6,617	6,022
Capitalized costs	5,721	7,219
Accrued sales taxes	810	1,073
Deferred rent	2,921	3,036
State tax credits	2,383	2,144
Net operating losses	3,147	3,338
Valuation allowance	(7,689)	(7,887)
Other	221	386

	$21,470	$20,055

Deferred tax liabilities:
Intangible assets	3,518	2,866
Depreciation	1,725	1,512
Other	197	106

	5,440	4,484

Net deferred tax assets	$16,030	$15,571

The components of income from domestic and foreign operations before income tax expense for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$36,881	$19,709	$23,942
Foreign	4,903	677	7,566

Total	$41,784	$20,386	$31,508

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
The components of the income tax provision for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$11,271	$1,079	$7,240
State	1,296	(277)	520
Foreign	1,817	1,132	2,565

	14,384	1,934	10,325
Deferred:
Federal	(694)	1,713	(2,059)
State	(29)	274	113
Foreign	62	(97)	331

	(661)	1,890	(1,615)

Total	$13,723	$3,824	$8,710

The income tax benefits related to the exercise of stock options were approximately $2.2 million, $1.0 million, and $0.2 million, for the years ended December 31, 2010, 2009 and 2008, respectively.
As a result of losses in foreign locations, the Company has net operating loss carry-forwards (“NOLs”) of approximately $10.6 million available to offset future income. Approximately $8.4 million of the NOLs expire in 2011 to 2016, and the remainder do not expire. The Company has established a valuation allowance for substantially all of these NOLs because the ability to utilize them is uncertain.
The Company has tax credit carry-forwards of approximately $3.8 million available to offset future state tax. These tax credit carry-forwards expire in 2017 to 2020. A valuation allowance of $3.6 million has been established for these credits because the ability to use them is uncertain.
The Company currently has a tax holiday in India under the Software Technology Park of India Plan through March 2011. As a result of this holiday, the Company had pre-tax income of approximately $3.7 million, $2.4 million, and $3.8 million, for the years ended December 31, 2010, 2009 and 2008, respectively, that was not subject to corporate income tax. Separately, the Company is subject to India’s Minimum Alternative Tax (“MAT”) and accordingly, incurred income tax expense of approximately $0.7 million, $0.4 million and $0.7 million in 2010, 2009 and 2008, respectively. The Company’s income tax savings as a result of the tax holiday was approximately $0.5 million, $0.4 million and $0.7 million in 2010, 2009 and 2008, respectively or $0.02, $0.02, and $0.03 per diluted share in 2010, 2009, and 2008, respectively.
Deferred taxes are not provided for temporary differences of approximately $22.2 million, $17.5 million, and $17.7 million as of December 31, 2010, 2009, and 2008, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is impractical to calculate the tax impact until that occurs.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income tax, net of federal benefit	1.2	1.1	1.4
State credit carryforwards	(0.6)	(3.3)	(4.7)
Incentive stock options	(0.7)	1.0	0.1
Foreign operations	(0.8)	2.4	(0.9)
Tax exempt income	(0.1)	(0.2)	(1.2)
Tax contingencies	0.7	(10.8)	(11.9)
Other permanent differences	(3.0)	(5.1)	(3.2)
Foreign distributions	—	(1.6)	2.0
Change in valuation allowance	1.1	0.3	11.0

Income taxes	32.8%	18.8%	27.6%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	December 31,
	2010	2009	2008

Unrecognized tax benefits at January 1,	$(2,331)	$(3,250)	$(5,195)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	(527)	(294)	—
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	360	—	—
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	(227)	(939)	(327)
Amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	159	—	55
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	131	2,152	2,217

Unrecognized tax benefits at December 31,	$(2,435)	$(2,331)	$(3,250)

The Company’s unrecognized tax benefits totaled $2.4 million, $2.3 million and $3.3 million for the year ended December 31, 2010, 2009 and 2008, respectively, of which substantially all, if recognized, would affect the effective tax rate.
The Company recognizes potential accrued interest and penalties to unrecognized tax benefits within its global operations in income tax expense. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $0.2 million, $0.1 million, and ($0.2) million, respectively, of expense (benefits) for the potential payment of interest and penalties. Accrued interest and penalties were $0.4 million and $0.2 million as of December 31, 2010 and 2009 respectively. The Company conducts business globally and, as a result, files income tax returns in the United State Federal jurisdiction and in many state and foreign jurisdictions. The Company is generally no longer subject to U.S. Federal, state and local, or non-US income tax examinations for the years before 2007. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2011, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $0.4 million related primarily to subsidiary operations and jurisdictional taxable income amounts.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
The Internal Revenue Service will commence an examination of the Company’s U.S. Federal income tax return for 2008 in the first quarter of 2011. It is anticipated that the examination will not be completed within the next twelve months.
4. Shareholders’ Equity
During 2010, 2009, and 2008, the Company purchased 2,716,621 shares, 1,371,038 shares and 1,705,614 shares of the Company’s common stock for approximately $76.5 million, $22.8 million and $35.0 million, respectively, through open market transactions as part of a publicly-announced buy-back program. In January 2011, the Board of Directors increased the remaining share repurchase authority to $50.0 million.
5. Commitments and Contingencies
Leases
Rents charged to expense were approximately $5.3 million, $6.1 million, and $7.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. During the first quarter of 2007, the Company extended its Atlanta Headquarters’ lease, which was set to expire in March 2008, to September 30, 2018. The landlord funded leasehold improvements of $7.9 million in conjunction with the new lease which was recorded as an increase in leasehold improvements and deferred rent. Additionally, the Company had a rent holiday from April to September 2008. The entire cash rent obligation is being amortized to expense on a straight line basis over the lease term.
Aggregate future minimum lease payments under the noncancellable operating leases as of December 31, 2010 are as follows (in thousands):

Year Ending December 31,

2011	$6,333
2012	5,542
2013	5,198
2014	5,011
2015	4,799
Thereafter	13,480

Total minimum payments required	$40,363

There are no future minimum lease payments under capital leases as of December 31, 2010.
Employment Agreements
The Company has entered into employment agreements with certain executives and other key employees. The agreements provide for total severance payments of up to approximately $2.8 million for termination of employment for any reason other than cause. Pursuant to these agreements, payments would be made in equal monthly installments over a period of not more than 18 months. No amounts have been accrued because the payments are not probable and cannot be reasonably estimated.
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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
6. Employee Benefit Plan
The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $16,500, as defined, to the 401(k) Plan. On January 1, 2008, the Internal Revenue Service raised the eligible compensation limit to $245,000. During the second quarter of 2009, the Company suspended its 401(k) matching contribution for the remainder of 2009 and full year 2010. During the years ended December 31, 2009 and 2008 the Company made matching contributions to the 401(k) Plan of $0.8 million and $2.3 million, respectively. In 2011, the Company reinstated its matching contribution program, which provides for a 25% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment.
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
The restructuring charges related to both of these matters are classified in “Restructuring charge” in the Company’s Consolidated Statements of Operations.
The following table summarizes the segment activity in the restructuring accrual for the year ended December 31, 2010 (in thousands):

	Americas	EMEA	APAC	Consolidated
Restructuring accrual balance at December 31, 2009	$255	$—	$—	$255
Cash payments	(192)	—	—	(192)

Restructuring accrual balance at December 31, 2010	$63	$—	$—	$63

The balance at December 31, 2010 is included in “Accrued compensation and benefits” in the Company’s Consolidated Balance Sheets. The majority of the remaining balance is expected to be paid during 2011.
8. Reporting Segments
The Company manages the business by geographic segment. The Company has identified three geographic reportable segments: the Americas, EMEA and APAC. All segments derive revenue from the sale and implementation of the Company’s supply chain execution and planning solutions, of which the individual products are similar in nature and help companies manage the effectiveness and efficiency of their supply chain. The Company uses the same accounting policies for each reporting segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each region.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
The Americas segment charges royalty fees to the other segments based on software licenses sold by those reporting segments. The royalties, which totaled $2.5 million, $1.3 million and $3.5 million in 2010, 2009 and 2008, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems and management and support team. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the America’s costs are all research and development costs including the costs associated with the Company’s India operations.
The operating expenses for the Americas segment include $2.3 million, $3.0 million, and $3.3 million of amortization expense on intangible assets in 2010, 2009 and 2008, respectively.
In accordance with the segment reporting topic of the FASB Codification, the Company has included a summary of financial information by reportable segment. The following table presents the revenues, expenses and operating income (loss) by reportable segment for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010				2009
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$44,254	$4,972	$5,224	$54,450	$29,629	$2,617	$2,440	$34,686
Services	176,912	26,269	10,569	213,750	155,768	24,637	9,445	189,850
Hardware and other	27,784	925	208	28,917	21,161	771	199	22,131

Total revenue	248,950	32,166	16,001	297,117	206,558	28,025	12,084	246,667

Costs and Expenses:
Cost of revenue	102,682	17,634	8,476	128,792	82,849	16,641	7,971	107,461
Operating expenses	101,742	10,523	4,972	117,237	88,844	9,511	4,409	102,764
Depreciation and amortization	8,658	324	179	9,161	10,398	760	260	11,418
Restructuring charge	—	—	—	—	3,019	20	843	3,882

Total costs and expenses	213,082	28,481	13,627	255,190	185,110	26,932	13,483	225,525

Operating income (loss)	$35,868	$3,685	$2,374	$41,927	$21,448	$1,093	$(1,399)	$21,142

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008

	Year Ended December 31, 2008
	Americas	EMEA	APAC	Total
Revenue:
Software license	$51,392	$8,885	$5,036	$65,313
Services	192,483	32,163	11,321	235,967
Hardware and other	33,371	1,750	800	35,921

Total revenue	277,246	42,798	17,157	337,201

Costs and Expenses:
Cost of revenue	118,003	23,163	10,772	151,938
Operating expenses	118,908	12,200	5,621	136,729
Depreciation and amortization	11,912	591	196	12,699
Restructuring charge	4,369	204	94	4,667
Asset impairment charges	5,205	—	—	5,205

Total costs and expenses	258,397	36,158	16,683	311,238

Operating income	$18,849	$6,640	$474	$25,963

The following table presents the goodwill, long-lived assets and total assets by reporting segment for the years ended December 31, 2010 and 2009 (in thousands):

	As of December 31, 2010				As of December 31, 2009
	Americas	EMEA	APAC	Total	Americas	EMEA	APAC	Total
Goodwill, net	$54,766	$5,536	$1,963	$62,265	$54,766	$5,551	$1,963	$62,280
Long lived assets	16,265	589	652	17,506	16,236	746	599	17,581
Total assets	254,788	17,541	8,135	280,464	249,049	10,746	4,916	264,711
For the years ended December 31, 2010, 2009, and 2008, we derived revenue from sales to customers outside the United State of approximately $80.7 million, $58.0 million, and $81.5 million, respectively. Our remaining revenue was derived from domestic sales.
Our services revenue consists of fees generated from professional services and customer support and software enhancements related to our software products as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Professional services	$131,871	$112,770	$159,005
Customer support and software enhancements	81,879	77,080	76,962

Total services revenue	$213,750	$189,850	$235,967

License revenues related to our warehouse and non-warehouse product groups are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Warehouse	$30,966	$20,145	$35,709
Non-Warehouse	23,484	14,541	29,604

Total license revenue	$54,450	$34,686	$65,313

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
9. Related Party Transactions
During the year ended December 31, 2009, the Company purchased software and services for approximately $50,000 from a company whose former President and Chief Executive Officer is a member of Manhattan’s Board of Directors. There were no purchases from this vendor during 2010 and 2008. As of December 31, 2010, there were no amounts outstanding to this vendor.
10. Subsequent Events
The Company evaluated all subsequent events that occurred after the date of the accompanying financial statements and determined that there were no events or transactions during this subsequent event reporting period which require recognition or disclosure in the Company’s financial statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010, 2009 and 2008
11. Quarterly Results of Operations (Unaudited)
Following is the quarterly results of operations of the Company for the year ended December 31, 2010 and 2009. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements.

	Quarter Ended
	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2009	2009	2009	2009	2010	2010	2010	2010
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Software license	$4,922	$4,126	$11,360	$14,278	$14,207	$15,485	$12,092	$12,666
Services	50,843	49,422	46,917	42,668	53,461	54,780	53,486	52,023
Hardware and other	5,060	4,861	7,017	5,193	6,281	7,376	8,436	6,824

Total revenue	60,825	58,409	65,294	62,139	73,949	77,641	74,014	71,513
Costs and expenses:
Cost of license	1,424	1,035	1,162	1,105	1,549	1,611	1,471	1,541
Cost of services	23,157	21,319	19,697	20,176	24,064	24,906	24,661	25,145
Cost of hardware and other	4,121	4,177	5,846	4,242	5,069	6,205	7,092	5,478
Research and development	10,227	9,188	8,781	8,485	10,440	10,334	9,866	9,868
Sales and marketing	10,079	9,026	8,626	8,406	10,468	12,073	10,329	9,832
General and administrative	7,962	7,251	7,462	7,271	8,461	8,177	8,721	8,668
Depreciation and amortization	3,165	3,010	2,665	2,578	2,415	2,318	2,262	2,166
Restructuring charge	63	3,829	—	(10)	—	—	—	—

Total costs and expenses	60,198	58,835	54,239	52,253	62,466	65,624	64,402	62,698

Operating income (loss)	627	(426)	11,055	9,886	11,483	12,017	9,612	8,815
Other (loss) income, net	(233)	(404)	255	(374)	(498)	304	(188)	239

Income (loss) before income taxes	394	(830)	11,310	9,512	10,985	12,321	9,424	9,054
Income tax provision (benefit)	132	(274)	327	3,639	3,790	4,132	3,192	2,609

Net income (loss)	$262	$(556)	$10,983	$5,873	$7,195	$8,189	$6,232	$6,445

Basic earnings (loss) per share	$0.01	$(0.02)	$0.50	$0.27	$0.33	$0.38	$0.29	$0.31
Diluted earnings (loss) per share	$0.01	$(0.02)	$0.50	$0.26	$0.32	$0.36	$0.28	$0.29
Shares used in computing basic earnings per share	23,017	22,391	22,116	22,128	21,958	21,718	21,248	21,078

Shares used in computing diluted earnings per share	23,058	22,391	22,175	22,667	22,535	22,776	22,051	22,350

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control over Financial Reporting
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and the report of Ernst & Young LLP on the effectiveness of the Company’s internal control over financial reporting are contained on pages 43 and 44 of this report.
Change in Internal Control over Financial Reporting
During the fourth quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 15, 2011 under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Board Committees.”

Item 11.	Executive Compensation
The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 15, 2011 under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 15, 2011 under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 15, 2011 under the captions “Related Party Transactions” and “Election of Directors.”

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 15, 2011 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

		The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

	2.	Financial Statement Schedule.

		The following financial statement schedule is filed as a part of this report:
SCHEDULE II
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	Beginning of	Charged to	Net	Balance at
Classification:	Period	Operations	Deductions	End of Period
Allowance for Doubtful Accounts
For the year ended:
December 31, 2008	$6,618,000	$4,907,000	$5,959,000	$5,566,000
December 31, 2009	$5,566,000	$3,593,000	$4,216,000	$4,943,000
December 31, 2010	$4,943,000	$3,467,000	$2,699,000	$5,711,000

Deferred Tax Asset Valuation Allowance
For the year ended:
December 31, 2008	$4,331,000	$3,326,000	$—	$7,657,000
December 31, 2009	$7,657,000	$230,000	$—	$7,887,000
December 31, 2010	$7,887,000	$—	$198,000	$7,689,000

Restructuring Charge Accrual
For the year ended:
December 31, 2008	$—	$4,667,000	$2,880,000	$1,787,000
December 31, 2009	$1,787,000	$3,882,000	$5,414,000	$255,000
December 31, 2010	$255,000	$—	$192,000	$63,000

All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.
3. Exhibits.
See (b) below.
(b) The exhibits listed below under “Exhibit Index” are filed with or incorporated by reference in this Report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.
(c) See Item 15(a)(2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.
By:	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer, President and Director
Date: February 23, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr.	Chairman of the Board	February 23, 2011
John J. Huntz, Jr.

/s/ Peter F. Sinisgalli	Chief Executive Officer, President and Director	February 23, 2011
Peter F. Sinisgalli	(Principal Executive Officer)

/s/ Dennis B. Story	Executive Vice President, Chief Financial Officer and Treasurer	February 23, 2011
Dennis B. Story	(Principal Financial and Accounting Officer)

/s/ Brian J. Cassidy	Director	February 23, 2011
Brian J. Cassidy

/s/ Paul R. Goodwin	Director	February 23, 2011
Paul R. Goodwin

/s/ Thomas E. Noonan	Director	February 23, 2011
Thomas E. Noonan

/s/ Deepak Raghavan	Director	February 23, 2011
Deepak Raghavan

/s/ Pete Kight	Director	February 23, 2011
Pete Kight

/s/ Dan J. Lautenbach	Director	February 23, 2011
Dan J. Lautenbach

EXHIBIT INDEX
The following exhibits are filed with this Report.

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

10.27	*	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.28	*	Form of Composite Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2006 (File No. 000-23999), filed on May 4, 2006).

10.30(a)	*
Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

(b)	*
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
Written Summary of Manhattan Associates, Inc. Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

10.48	*
Form of Manhattan Associates, Inc. Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

10.49	*
Form of Manhattan Associates, Inc. Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

21.1		List of Subsidiaries.

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1		Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certificate of Chief Executive Officer and Chief Financial Officer.

*	Management contract or compensatory plan or agreement.