Form 10-Q
period 2011-03-31
MANHATTAN ASSOCIATES INC
filed 2011-04-29
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of April 27, 2011, the latest practicable date, is as follows: 21,737,408 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended March 31, 2011

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$111,643	$120,744
Short term investments	6,072	4,414
Accounts receivable, net of allowance of $4,729 and $5,711 in 2011 and 2010, respectively	45,213	47,419
Deferred income taxes	7,476	7,214
Income taxes receivable	2,562	2,446
Prepaid expenses and other current assets	7,949	6,743

Total current assets	180,915	188,980

Property and equipment, net	14,640	14,833
Long-term investments	909	1,711
Goodwill, net	62,277	62,265
Acquisition-related intangible assets, net	747	1,186
Deferred income taxes	9,643	8,816
Other assets	2,713	2,673

Total assets	$271,844	$280,464

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,815	$7,745
Accrued compensation and benefits	11,491	19,807
Accrued and other liabilities	12,680	13,856
Deferred revenue	52,139	44,974

Total current liabilities	83,125	86,382

Other non-current liabilities	10,089	10,282

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2011 or 2010	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 21,619,572 and 21,729,789 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	216	217
Additional paid-in capital	—	487
Retained earnings	179,355	184,152
Accumulated other comprehensive loss	(941)	(1,056)

Total shareholders’ equity	178,630	183,800

Total liabilities and shareholders’ equity	$271,844	$280,464

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Revenue:
Software license	$7,762	$14,207
Services	56,078	53,461
Hardware and other	7,870	6,281

Total revenue	71,710	73,949
Costs and expenses:
Cost of license	1,239	1,549
Cost of services	24,958	24,064
Cost of hardware and other	6,300	5,069
Research and development	10,383	10,440
Sales and marketing	10,600	10,468
General and administrative	8,676	8,461
Depreciation and amortization	2,001	2,415

Total costs and expenses	64,157	62,466

Operating income	7,553	11,483
Other income (loss), net	18	(498)

Income before income taxes	7,571	10,985
Income tax provision	405	3,790

Net income	$7,166	$7,195

Basic earnings per share	$0.34	$0.33
Diluted earnings per share	$0.32	$0.32

Weighted average number of shares:
Basic	21,027	21,958
Diluted	22,079	22,535
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Operating activities:
Net income	$7,166	$7,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,001	2,415
Stock compensation	2,409	2,585
(Gain) loss on disposal of equipment	(1)	1
Tax benefit of stock awards exercised/vested	1,199	176
Excess tax benefits from stock-based compensation	(689)	(129)
Deferred income taxes	(1,070)	164
Unrealized foreign currency loss	52	229
Changes in operating assets and liabilities:
Accounts receivable, net	2,439	(4,867)
Other assets	(1,210)	(2,375)
Accounts payable, accrued and other liabilities	(10,894)	3,738
Income taxes	(102)	1,155
Deferred revenue	6,804	3,572

Net cash provided by operating activities	8,104	13,859

Investing activities:
Purchase of property and equipment	(1,338)	(1,177)
Net (purchases) maturities of investments	(842)	99

Net cash used in investing activities	(2,180)	(1,078)

Financing activities:
Purchase of common stock	(27,581)	(15,938)
Proceeds from issuance of common stock from options exercised	11,522	3,081
Excess tax benefits from stock-based compensation	689	129

Net cash used in financing activities	(15,370)	(12,728)

Foreign currency impact on cash	345	141

Net change in cash and cash equivalents	(9,101)	194
Cash and cash equivalents at beginning of period	120,744	120,217

Cash and cash equivalents at end of period	$111,643	$120,411

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
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
March 31, 2011
(unaudited)
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
In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified as hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $2.4 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively.
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
At March 31, 2011, the Company’s cash, cash equivalent and short-term investments balance was $80.4 million, $31.2 million and $6.1 million, respectively. Cash equivalents and short-term investments primarily consist of highly liquid money market funds and certificates of deposit.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
(unaudited)
Prior to 2008, the Company invested $6.5 million in auction rate securities with original maturities ranging from 2025 to 2040, but which had auctions to reset the yield every 7 to 35 days. Certain auctions failed during 2008 and the underlying securities were not redeemed by the issuer. During 2008, the Company recorded an other-than-temporary impairment charge of $3.5 million on one of these investments. The Company reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. During 2010 and 2011, two of the issuers of the Company’s other auction rate securities redeemed a total of $2.0 million of the auction rate securities at par value. From 2008 to 2010, the Company also recorded temporary impairment charges of $0.1 million on these investments, resulting in a $0.9 million auction rate security investment on the balance sheet at March 31, 2011. The unrealized loss is included as a separate component of shareholders’ equity and in total comprehensive income. The $0.9 million auction rate security held by the Company at March 31, 2011 was issued by a state educational loan authority and is collateralized by federally insured student loans. This investment consequently has a high credit rating, and the Company intends and has the ability to hold this security until maturity or until redeemed. In determining the fair value of the auction rate security, the Company considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions underlying the Company’s valuation could have a significant impact on the value of this security, which may cause losses and potentially require the Company to record other-than-temporary impairment charges on this investment in the future. The Company will continue to evaluate the fair value of its auction rate security investment each reporting period for a potential other-than-temporary impairment.
The Company’s auction rate security is classified in the fair value hierarchy as Level 3 as its valuation technique includes significant unobservable inputs. The Company uses quoted prices from active markets which are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all other available-for-sale securities. The Company has no investments classified at Level 2.
The following table set forth the assets carried at fair value measured on a recurring basis at March 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2011 Using
		Significant Other	Significant
	Quoted Prices	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$29,655	$—	$—	$29,655
Auction rate security	—	—	910	910

Total available-for-sale securities	$29,655	$—	$910	$30,565

During the first quarter of 2011, the Company’s valuation methodologies were consistent with previous years, and there were no transfers into or out of Level 3 based on changes in observable inputs.
5. Stock-Based Compensation
In January 2010 the Compensation Committee approved certain changes to the Company’s historical equity incentive grant practices, with the objective to optimize its performance and retention strength while managing program share usage to improve long-term equity overhang. The changes eliminate stock option awards in favor of 100% restricted stock grants, which for the 2010 and 2011 awards contain vesting provisions that are 50% service-based and 50% performance-based for employee awards and 100% service based for non-employee members of the Board of Directors (“Outside Directors”). The equity compensation program change for employees was effective January 2010 and for Outside Directors was effective May 2010. The employee awards have a four year vesting period, with the performance portion tied to annual revenue and earnings per share targets. The awards to Outside Directors have a one year vesting period.
During the three months ended March 31, 2011 and 2010, the Company recorded stock option expense of $0.5 million and $1.2 million, respectively. During the three months ended March 31, 2010 the Company granted options to purchase 17,500 shares of common stock. No stock options were granted during the three months ended March 31, 2011.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
(unaudited)
A summary of changes in outstanding options for the three months ended March 31, 2011 is as follows:

Number of Options
Outstanding at December 31, 2010	3,846,262
Exercised	(484,534)
Forfeited and expired	(54,503)

Outstanding at March 31, 2011	3,307,225

The Company granted 306,304 shares and 379,943 shares of restricted stock during the three months ended March 31, 2011 and 2010, respectively. The Company recorded restricted stock expense of $1.9 million and $1.4 million during the three months ended March 31, 2011 and 2010, respectively.
A summary of changes in unvested shares of restricted stock for the three months ended March 31, 2011 is as follows:

Number of Shares
Outstanding at December 31, 2010	658,146
Granted	306,304
Vested	(188,466)
Forfeited	(9,986)

Outstanding at March 31, 2011	765,998

6. Income Taxes
The Company’s effective tax rate was 5.4% and 34.5% for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate for the three months of 2011 includes a $2.0 million tax benefit resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit is attributable to the elimination of the tax holiday for Indian companies under the STPI “Software Technology Park of India” tax plan, based on the recent budget proposed by the India Finance Ministry, which eliminated uncertainty as to the Company’s ability to utilize tax assets previously reserved.
For the three month period ended March 31, 2011 there were no material changes to unrecognized tax benefits or accrued interest and penalties related to uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.
The Company conducts business globally and, as a result, files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to US Federal or significant state, local or non-US jurisdiction income tax examinations for the years before 2007. The Internal Revenue Service has commenced an examination of the Company’s U.S. Federal income tax return for 2008. It is anticipated that the examination will not be completed within the next twelve months.
7. Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
(unaudited)
The following table sets forth the calculation of comprehensive income for the three months ended March 31, 2011 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$7,166	$7,195
Foreign currency translation adjustment	115	644

Comprehensive income	$7,281	$7,839

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
The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Net income	$7,166	$7,195
Earnings per share:
Basic	$0.34	$0.33
Effect of CESs	(0.02)	(0.01)

Diluted	$0.32	$0.32

Weighted average number of shares:
Basic	21,027	21,958
Effect of CESs	1,052	577

Diluted	22,079	22,535
Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 92,500 shares and 3,062,120 shares for the three months ended March 31, 2011 and 2010, respectively. Such shares were not included because they were anti-dilutive.
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
March 31, 2011
(unaudited)
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
The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.2 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.
The following table presents the revenues, expenses and operating income (loss) by reporting segment for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011				2010
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$6,849	$449	$464	$7,762	$11,107	$1,444	$1,656	$14,207
Services	45,797	7,662	2,619	56,078	44,775	6,312	2,374	53,461
Hardware and other	7,539	225	106	7,870	6,007	233	41	6,281

Total revenue	60,185	8,336	3,189	71,710	61,889	7,989	4,071	73,949

Costs and Expenses:
Cost of revenue	25,634	4,487	2,376	32,497	23,955	4,588	2,139	30,682
Operating expenses	25,598	2,853	1,208	29,659	25,335	2,878	1,156	29,369
Depreciation and amortization	1,866	87	48	2,001	2,266	105	44	2,415

Total costs and expenses	53,098	7,427	3,632	64,157	51,556	7,571	3,339	62,466

Operating income (loss)	$7,087	$909	$(443)	$7,553	$10,333	$418	$732	$11,483

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Professional services	$35,184	$33,960
Customer support and software enhancements	20,894	19,501

Total services revenue	$56,078	$53,461

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
(unaudited)
License revenues related to the Company’s warehouse and non-warehouse product groups for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Warehouse	$5,370	$6,722
Non-Warehouse	2,392	7,485

Total software license revenue	$7,762	$14,207

11. New Accounting Pronouncements
In January 2010, the FASB issued an Accounting Standard Update to improve disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for significant transfers in and out of Level 1 and 2 in the fair value hierarchy and the reasons for the transfers. This guidance also requires disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (Level 3) investments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except Level 3 reconciliation disclosures which are effective for the fiscal years and interim periods beginning after December 15, 2010. The Company adopted the enhanced disclosures for Level 1 and 2 in its first quarter of 2010 reporting, which did not have a material impact on its financial statements. The Company also adopted the enhanced disclosures for Level 3 reconciliation disclosures in its first quarter of 2011 reporting, which did not have any impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2010. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2011 and 2010, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.
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
In the three months ended March 31, 2011, we generated $71.7 million in total revenue, with a revenue mix of: license revenues 11%; services 78%; and hardware and other revenue 11%.
We manage our business based on three geographic regions: North America and Latin America (Americas), Europe, Middle East and Africa (EMEA), and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $19.5 million for the three months ended March 31, 2011, which represents approximately 25% of our total revenue. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2011, we employed approximately 1,930 employees worldwide, of which approximately 960 employees are based in the Americas, approximately 145 employees in EMEA, and approximately 825 employees in APAC and India. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa and Asia.
Global Economic Trends and Industry Factors
Global macro economic trends, technology spending and supply chain management market growth are important barometers for our business. In the first quarter of 2011, approximately 75% of our total revenue was generated in the United States, 10% in EMEA and the balance in APAC, Canada and Latin America. In addition, industry analysts project that approximately two-thirds of every supply chain software solutions dollar invested is spent in the United States; consequently, the health of the U.S. economy has a meaningful impact on our financial results.
We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software often is a part of a much larger capital commitment associated with facility expansions and business improvements. We believe with continued lingering uncertainty in the global macro environment, the current sales cycles for large license deals, $1.0 million or greater, in our target markets have been extended, particularly in retail. The current business climate within the United States and geographic regions in which we operate continues to affect customers and prospects decisions regarding timing of strategic capital spend. Timing of deals closed can have a material adverse impact on our business and is likely to further intensify competition in our already highly competitive markets.
In January 2011, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update raising its previous 2011 world economic growth forecast from October 2010. The update noted that, “global output is projected to expand by 4 1/2 percent in 2011, an upward revision of about 1/4 percentage point relative to the October 2010 WEO. This reflects stronger-than-expected activity in the second half of 2010 as well as new policy initiatives in the United States that will boost activity this year. But downside risks to the recovery remain elevated.” Advanced economies, which represent our primary revenue markets, are projected to expand sluggishly through 2011 and 2012 with annual growth of approximately 2.5%.
In 2010, we recognized nine license deals greater than $1.0 million and view this as a positive sign the economy is continuing to stabilize and customers and prospects are beginning to more actively plan for supply chain investment. While our 2010 results signal improving demand, we experienced a second half 2010 and first quarter 2011 slow down in license deals closed over $1.0 million due to continued macro-economic uncertainty in the United States and Western Europe. In the first quarter of 2011, we recognized one license deal greater than $1.0 million. As a result, we and our customers still remain cautious regarding the pace of global economic recovery as noted by IMF’s World Economic Outlook.

Revenue
License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. License revenue totaled $7.8 million, or 11% of total revenue, with gross margins of 84.0% in the three months ended March 31, 2011. Our typical license revenue percentage mix of new to existing customers historically has approximated 50/50. However, for the three months ended March 31, 2011, the percentage mix was approximately 30/70 of new to existing customers. We believe our current mix of new customer to existing customer license sales is being influenced by continuing global macro economic uncertainty and will return to historical norm levels as the economic recovery strengthens.
License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit and earnings per share. For example, $1.0 million of license revenue in the first quarter of 2011 equates to approximately $0.03 of diluted earnings per share impact.
Our software solutions are singularly focused on the supply chain planning and execution markets, which are intensely competitive, rapidly consolidating and characterized by rapid technological change. We are a market leader in the supply chain management software solutions market as defined by industry analysts such as AMR, ARC and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our license revenues faster than our competitors. We expect to continue to face increased competition from Enterprise Resource Planning (ERP) and Supply Chain Management applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.
Services revenue. Our services business consists of professional services (consulting and training) and customer support services and software enhancements. Services revenue totaled $56.1 million, or 78% of total revenue, with gross margins of 55.5% for the three months ended March 31, 2011. Professional services accounted for approximately 60% of total services revenue and approximately 50% of total revenue in the first quarter of 2011. When comparing our operating margins to other technology companies, our operating margin profile can be lower due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin as services margins are lower than license revenue margins.
At March 31, 2011, our services business totaled approximately 1,010 employees, accounting for approximately 50% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.
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
Typically, our consulting services lag license revenue by several quarters, as implementation services are performed after the purchase of the software. Services revenue growth is contingent upon license revenue growth, which is influenced by the strength of general economic and business conditions and the competitive position of our software products. In addition, our business has competitive exposure to offshore providers and other consulting companies. All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins and loss of market share.

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
Our CSSE revenues totaled $20.9 million in the three months ended March 31, 2011, representing approximately 40% of services revenue and approximately 30% of total revenue. The growth of CSSE revenues is influenced by: 1) new license revenue growth, 2) annual renewal of support contracts, 3) increase in customers through acquisitions, and 4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically 12 months. CSSE renewal revenue is not recognized unless payment is received from the customer.
Hardware and other revenue. Our hardware and other revenues totaled $7.9 million in the three months ended March 31, 2011 representing 11% of total revenue with gross margins of 19.9%. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.
Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $2.4 million for three months ended March 31, 2011.
Product Development
We continue to invest significantly in research and development (R&D), which historically has averaged about $0.14 of every revenue dollar, to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the three months ended March 31, 2011 were $10.4 million. At March 31, 2011, our R&D organization totaled approximately 615 employees, located in the U.S. and India, representing about 30% of our total employees worldwide.
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

Cash Flow and Financial Condition
For the three months ended March 31, 2011, we generated cash flow from operating activities of $8.1 million. Our cash, cash equivalents and investments at March 31, 2011 totaled $118.6 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and repurchases of common stock.
During the quarter ended March 31, 2011, we repurchased approximately 826,000 shares of Manhattan Associates’ outstanding common stock under the repurchase program approved by our Board in January 2011. In April 2011, our Board of Directors approved raising the Company’s remaining share repurchase authority from $24.4 million to $50.0 million of Manhattan Associates’s outstanding common stock. For the remainder of 2011, we anticipate that our priorities for the use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2011 for general corporate purposes.
Results of Operations
The following table summarizes our consolidated results for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
Revenue	$71,710	$73,949
Costs and expenses	64,157	62,466

Operating income	7,553	11,483
Other income (loss), net	18	(498)

Income before income taxes	7,571	10,985
Net income	$7,166	$7,195

Diluted earnings per share	$0.32	$0.32

Diluted weighted average number of shares	22,079	22,535

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations. During the three months ended March 31, 2011 and 2010, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended March 31,
			% Change vs.
	2011	2010	Prior Year
	(in thousands)
Revenue:

Software license

Americas	$6,849	$11,107	-38%
EMEA	449	1,444	-69%
APAC	464	1,656	-72%

Total software license	$7,762	$14,207	-45%

Services

Americas	$45,797	$44,775	2%
EMEA	7,662	6,312	21%
APAC	2,619	2,374	10%

Total services	$56,078	$53,461	5%

Hardware and Other

Americas	$7,539	$6,007	26%
EMEA	225	233	-3%
APAC	106	41	159%

Total hardware and other	$7,870	$6,281	25%

Total Revenue

Americas	$60,185	$61,889	-3%
EMEA	8,336	7,989	4%
APAC	3,189	4,071	-22%

Total revenue	$71,710	$73,949	-3%

Operating income (loss):

Americas	$7,087	$10,333	-31%
EMEA	909	418	117%
APAC	(443)	732	-161%

Total operating income	$7,553	$11,483	-34%

Financial Summary of First Quarter 2011 Condensed Consolidated Financial Results
•	The Company reported diluted earnings per share of $0.32 in the first quarter of 2011 equal to the prior year first quarter earnings per share.
•	Consolidated revenue for the first quarter of 2011 was $71.7 million, compared to $73.9 million in the first quarter of 2010. License revenue was $7.8 million in the first quarter of 2011, compared to $14.2 million in the first quarter of 2010.
•	Operating income for the first quarter of 2011 was $7.6 million, compared to $11.5 million in the first quarter of 2010.
•	Income tax expense for the first quarter of 2011 includes a $2.0 million tax benefit resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit is attributable to the elimination of the tax holiday for Indian companies under the STPI “Software Technology Park of India” tax plan, based on the recent budget proposed by the India Finance Ministry, which will allow us to utilize tax assets previously reserved.
•	Cash flow from operations was $8.1 million in the first quarter of 2011, compared to $13.9 million in the first quarter of 2010. Days Sales Outstanding were 57 days at March 31, 2011, compared to 61 days at December 31, 2010.

•	Cash and investments on-hand at March 31, 2011 was $118.6 million, compared to $126.9 million at December 31, 2010.
•	The Company repurchased approximately 826,000 common shares under the share repurchase program authorized by the Board of Directors totaling $25.6 million at an average share price of $31.01 in the first quarter of 2011. In April 2011, our Board of Directors approved raising the Company’s remaining share repurchase authority from $24.4 million to $50.0 million of Manhattan Associates outstanding common stock.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
The results of our operations for the first quarter of 2011 and 2010 are discussed below.
Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2011	2010	Prior Year	2011	2010
	(in thousands)
Software license	$7,762	$14,207	-45%	11%	19%
Services	56,078	53,461	5%	78%	72%
Hardware and other	7,870	6,281	25%	11%	9%

Total revenue	$71,710	$73,949	-3%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.
License revenue. License revenue decreased $6.4 million, in the quarter ended March 31, 2011 over the same period in the prior year due to the sluggish economic recovery in the United States and geographic regions in which we operate. We also believe that license revenue decreased due to the extension of current sales cycles for large deals greater than $1.0 million. The license sales percentage mix across our product suite in the quarter ended March 31, 2011 was approximately 70/30 of warehouse management solutions to non-warehouse management solutions, respectively.
Services revenue. Services revenue increased $2.6 million, or 5%, in the first quarter of 2011 compared to the same quarter in the prior year due to a $1.2 million increase in professional services revenue and a $1.4 million increase in customer support and software enhancements. The increase in services revenue is primarily due to improved license sales over the past five quarters combined with customer upgrade activity largely driven by the improving macroeconomic conditions. Services revenue for the Americas, EMEA and APAC segments increased $1.0 million, $1.4 million and $0.2 million, respectively, in the first quarter of 2011 compared to the first quarter of 2010.
Hardware and other. Hardware sales increased by $1.0 million, or 22%, to $5.5 million in the first quarter of 2011 compared to $4.5 million in the first quarter of 2010. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $2.4 million and $1.8 million for the quarters ended March 31, 2011 and 2010, respectively.

Cost of Revenue

	Three Months Ended March 31,
			% Change vs.
	2011	2010	Prior Year
	(in thousands)
Cost of license	$1,239	$1,549	-20%
Cost of services	24,958	24,064	4%
Cost of hardware and other	6,300	5,069	24%

Total cost of revenue	$32,497	$30,682	6%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license decreased by $0.3 million, or 20%, in the first quarter of 2011 compared to the same quarter of 2010 principally due to the decrease in license revenue.
Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $0.9 million, or 4%, increase in cost of services in the quarter ended March 31, 2011 compared to the same quarter in the prior year was principally due to the increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization, partially offset by a decrease in performance-based bonus expense.
Cost of hardware and other. Cost of hardware increased $0.5 million to approximately $3.9 million in the first quarter of 2011 compared to the same quarter of 2010 as a direct result of increased hardware sales. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $2.4 million and $1.7 million for the quarters ended March 31, 2011 and 2010, respectively.
Operating Expenses

	Three Months Ended March 31,
			% Change vs.
	2011	2010	Prior Year
	(in thousands)
Research and development	$10,383	$10,440	-1%
Sales and marketing	10,600	10,468	1%
General and administrative	8,676	8,461	3%
Depreciation and amortization	2,001	2,415	-17%

Operating expenses	$31,660	$31,784	0%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended March 31, 2011 slightly decreased as compared to the quarter ended March 31, 2010.
Our principal research and development activities have focused on the expansion and integration of products acquired and new product releases and the expansion of the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates integration with ERP and other supply chain solutions. For the quarters ended March 31, 2011 and 2010, we did not capitalize any research and development costs.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses slightly increased by $0.1 million, or 1%, in the first quarter of 2011 compared to the same quarter of the prior year. This increase was mainly attributable to the increase in marketing programs of $0.7 million partially offset by a decrease in performance based compensation expense of $0.4.
General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased 3% during the quarter ended March 31, 2011 compared to the same quarter in the prior year. The increase was primarily attributable to an increase in compensation and employee-related expenses.
Depreciation and amortization. Depreciation expense amounted to $1.6 million and $1.8 million for the quarters ended March 31, 2011 and 2010, respectively. Amortization of intangibles associated with various acquisitions totaled $0.4 million and $0.6 million for the quarters ended March 31, 2011 and 2010, respectively.
Operating Income
Operating income for the first quarter of 2011 was $7.6 million compared to $11.5 million in the first quarter of 2010. Operating margins were 10.5% for the first quarter of 2011 versus 15.5% for the first quarter of 2010. Operating income and margins decreased primarily due to lower software license revenue.
Other Income (Loss) and Taxes

	Three Months Ended March 31,
			% Change
	2011	2010	vs. Prior Year
Other income (loss), net	$18	$(498)	104%
Income tax provision	405	3,790	-89%
Other income (loss), net. Other income (loss), net principally includes interest income, foreign currency gains and losses and other non-operating expense. Other income (loss), net increased $0.5 million in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee, the British Pound, and the Euro. We recorded net foreign currency losses of $0.2 million and $0.4 million during the first quarter of 2011 and 2010, respectively. This loss was offset by a $0.2 million increase in interest income.
Income tax provision. Our effective income tax rate was 5.4% and 34.5% for the quarters ended March 31, 2011 and 2010, respectively. The effective tax rate in the first quarter of 2011 included a $2.0 million tax benefit resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit is attributable to the elimination of the tax holiday for Indian companies under the STPI “Software Technology Park of India” tax plan, based on the recent budget proposed by the India Finance Ministry, which will allow us to utilize tax assets previously reserved.
Liquidity and Capital Resources
As of March 31, 2011, we had approximately $118.6 million in cash, cash equivalents and investments, as compared to $126.9 million at December 31, 2010. Our main source of operating cash flows is cash collections from our customers, which we use to fund our operations. Our priorities for the use of cash will be similar to prior years, with our first priority being continued investment in product development and growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2011 for general corporate purposes.
Our operating activities generated cash flow of approximately $8.1 million and $13.9 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in cash flow from operations was primarily attributable to higher performance-based compensation payments associated with our 2010 annual cash incentive plan, partially offset by an increase in trade receivables collections.

Our investing activities used cash of approximately $2.2 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. The primary use of cash for investing activities for the three months ended March 31, 2011 was the net purchase of $0.8 million in short-term investments and $1.3 million in capital expenditures. The primary use of cash for investing activities for the three months ended March 31, 2010 was capital expenditures.
Our financing activities used cash of approximately $15.4 million and $12.7 million for the three months ended March 31, 2011 and 2010, respectively. The principal use of cash for financing activities for the three months ended March 31, 2011 was to purchase approximately $27.6 million of our common stock including $2.0 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $11.5 million and a $0.7 million excess tax benefit from stock-based compensation. The principal use of cash for financing activities for the three months ended March 31, 2010 was to purchase approximately $15.9 million of our common stock including $0.9 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $3.1 million.
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
Critical Accounting Policies and Estimates
In the first quarter of 2011, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors”, of the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended March 31, 2011. All repurchases related to the repurchase program were made on the open market.

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value) of Shares that
	Number of	Price Paid	as Part of Publicly	May Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased(a)	Share(b)	or Programs	Programs
January 1 – January 31, 2011	63,195	$30.18	—	$50,000,000
February 1 – February 28, 2011	584,708	30.96	583,846	31,921,664
March 1 – March 31, 2011	243,166	31.13	242,307	24,379,609

Total	891,069	$30.95	826,153	$24,379,609

(a)	Includes 63,195 shares, 862 shares and 859 shares withheld for taxes due upon vesting of restricted stock during January, February and March, respectively.

(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $30.18, $29.79 and $31.89 in January, February and March, respectively.
In April 2011, our Board of Directors approved raising our remaining repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.
No events occurred during the quarter covered by the report that would require a response to this item.

Item 5.	Other Information.
No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date: April 29, 2011	/s/ Peter F. Sinisgalli Peter F. Sinisgalli
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: April 29, 2011	/s/ Dennis B. Story Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002