Form 10-Q
period 2011-06-30
MANHATTAN ASSOCIATES INC
filed 2011-07-29
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of July 26, 2011, the latest practicable date, is as follows: 21,155,243 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended June 30, 2011

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$103,400	$120,744
Short term investments	5,956	4,414
Accounts receivable, net of allowance of $5,094 and $5,711 in 2011 and 2010, respectively	52,995	47,419
Deferred income taxes	7,486	7,214
Income taxes receivable	1,609	2,446
Prepaid expenses and other current assets	6,979	6,743

Total current assets	178,425	188,980

Property and equipment, net	13,516	14,833
Long-term investments	909	1,711
Goodwill, net	62,281	62,265
Acquisition-related intangible assets, net	309	1,186
Deferred income taxes	9,204	8,816
Other assets	3,118	2,673

Total assets	$267,762	$280,464

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,927	$7,745
Accrued compensation and benefits	13,959	19,807
Accrued and other liabilities	13,950	13,856
Deferred revenue	50,335	44,974

Total current liabilities	87,171	86,382

Other non-current liabilities	9,888	10,282

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2011 or 2010	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 21,106,727 and 21,729,789 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	211	217
Additional paid-in capital	—	487
Retained earnings	171,371	184,152
Accumulated other comprehensive loss	(879)	(1,056)

Total shareholders’ equity	170,703	183,800

Total liabilities and shareholders’ equity	$267,762	$280,464

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
Revenue:
Software license	$16,347	$15,485	$24,109	$29,692
Services	63,774	54,780	119,852	108,241
Hardware and other	8,281	7,376	16,151	13,657

Total revenue	88,402	77,641	160,112	151,590
Costs and expenses:
Cost of license	1,824	1,611	3,063	3,160
Cost of services	27,462	24,906	52,420	48,970
Cost of hardware and other	6,457	6,205	12,757	11,274
Research and development	10,676	10,334	21,059	20,774
Sales and marketing	12,309	12,073	22,909	22,541
General and administrative	9,238	8,177	17,914	16,638
Depreciation and amortization	2,223	2,318	4,224	4,733

Total costs and expenses	70,189	65,624	134,346	128,090

Operating income	18,213	12,017	25,766	23,500
Other income (loss), net	334	304	352	(194)

Income before income taxes	18,547	12,321	26,118	23,306
Income tax provision	6,208	4,132	6,613	7,922

Net income	$12,339	$8,189	$19,505	$15,384

Basic earnings per share	$0.60	$0.38	$0.93	$0.70
Diluted earnings per share	$0.57	$0.36	$0.89	$0.68

Weighted average number of shares:
Basic	20,696	21,718	20,861	21,837
Diluted	21,775	22,776	21,926	22,655
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2011	2010
	(unaudited)
Operating activities:
Net income	$19,505	$15,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,224	4,733
Stock compensation	4,814	5,087
Loss (gain) on disposal of equipment	12	(6)
Tax benefit of stock awards exercised/vested	2,885	1,237
Excess tax benefits from stock based compensation	(1,198)	(342)
Deferred income taxes	(633)	(25)
Unrealized foreign currency (gain) loss	(57)	24
Changes in operating assets and liabilities:
Accounts receivable, net	(5,198)	(9,299)
Other assets	(623)	(1,122)
Accounts payable, accrued and other liabilities	(5,347)	8,285
Income taxes	855	(1,837)
Deferred revenue	4,886	1,743

Net cash provided by operating activities	24,125	23,862

Investing activities:
Purchase of property and equipment	(1,996)	(2,706)
Net (purchases) maturities of investments	(723)	98

Net cash used in investing activities	(2,719)	(2,608)

Financing activities:
Purchase of common stock	(65,996)	(41,022)
Proceeds from stock options exercised	25,517	17,445
Excess tax benefits from stock based compensation	1,198	342

Net cash used in financing activities	(39,281)	(23,235)

Foreign currency impact on cash	531	(573)

Net change in cash and cash equivalents	(17,344)	(2,554)
Cash and cash equivalents at beginning of period	120,744	120,217

Cash and cash equivalents at end of period	$103,400	$117,663

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
1. Basis of Presentation and Principles of Consolidation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
2. Revenue Recognition
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
June 30, 2011
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
In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified as hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $2.7 million and $2.3 million for the three months ended June 30, 2011 and 2010, respectively, and $5.1 million and $4.1 million for the six months ended June 30, 2011 and 2010, respectively.
3. Fair Value Measurement
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
At June 30, 2011, the Company’s cash, cash equivalent and short-term investments balance was $72.1 million, $31.3 million and $6.0 million, respectively. Cash equivalents and short-term investments primarily consist of highly liquid money market funds and certificates of deposit.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2011
(Unaudited)
Prior to 2008, the Company invested in auction rate securities of which certain auctions failed during 2008 and the underlying securities were not redeemed by the issuer. The Company currently has two remaining auction rate security investments with a par value totaling $4.5 million. During 2008, the Company recorded an other-than-temporary impairment charge of $3.5 million for the larger of the two investments. The Company reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. The second auction rate security with a par value of $1.0 million held by the Company at June 30, 2011 was issued by a state educational loan authority, is collateralized by federally insured student loans and matures in 2037. At June 30, 2011, the carrying value of this investment is $0.9 million as the Company has recorded temporary impairment charges against this investment prior to 2011. This investment has a high credit rating, and the Company intends and has the ability to hold this security until maturity or until redeemed. In determining the fair value of the auction rate security, the Company considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions underlying the Company’s valuation could have a significant impact on the value of this security, which may cause losses and potentially require the Company to record other-than-temporary impairment charges on this investment in the future. The Company will continue to evaluate the fair value of its auction rate security investment each reporting period for a potential other-than-temporary impairment.
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
The following table set forth the assets carried at fair value measured on a recurring basis at June 30, 2011 (in thousands):

	Fair Value Measurements at June 30, 2011 Using
		Significant Other	Significant
	Quoted Prices	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$29,665	$—	$—	$29,665
Auction rate security	—	—	909	909

Total available-for-sale securities	$29,665	$—	$909	$30,574

During the first half of 2011, the Company’s valuation methodologies were consistent with previous years, and there were no transfers into or out of Level 3 based on changes in observable inputs.
4. Stock-Based Compensation
In January 2010 the Compensation Committee of the Board of Directors approved certain changes to the Company’s historical equity incentive grant practices, with the objective to optimize its performance and retention strength while managing program share usage to improve long-term equity overhang. The changes eliminate stock option awards in favor of 100% restricted stock grants, which for the 2010 and 2011 awards contain vesting provisions that are 50% service-based and 50% performance-based for employee awards and 100% service based for non-employee members of the Board of Directors (“Outside Directors”). The equity compensation program change for employees was effective January 2010 and for Outside Directors was effective May 2010. The employee awards have a four year vesting period, with the performance portion tied to annual revenue and earnings per share targets. The awards to Outside Directors have a one year vesting period.
The Company recorded stock option expense of $0.5 million and $0.9 million during the three months ended June 30, 2011 and 2010, respectively, and $1.0 million and $2.1 million during the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2010 the Company granted options to purchase 17,500 shares of common stock. No stock options were granted during 2011.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2011
(Unaudited)
A summary of changes in outstanding options for the six months ended June 30, 2011 is as follows:

Number of Options
Outstanding at December 31, 2010	3,846,262
Exercised	(1,063,261)
Forfeited and expired	(78,304)

Outstanding at June 30, 2011	2,704,697

The Company granted 30,088 shares and 37,485 shares of restricted stock during the three months ended June 30, 2011 and 2010, respectively. The Company recorded restricted stock expense of $1.9 million and $1.6 million during the three months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, the Company granted 336,392 shares and 417,428 shares of restricted stock, respectively. The Company recorded restricted stock expense of $3.8 million and $3.0 million during the six months ended June 30, 2011 and 2010, respectively.
A summary of changes in unvested shares of restricted stock for the six months ended June 30, 2011 is as follows:

Number of Shares
Outstanding at December 31, 2010	658,146
Granted	336,392
Vested	(237,645)
Forfeited	(49,457)

Outstanding at June 30, 2011	707,436

5. Income Taxes
The Company’s effective tax rate was 33.5% for both quarters ended June 30, 2011 and 2010, and 25.3% and 34.0% for the first six months ended June 30, 2011 and 2010, respectively. The effective tax rate for the six months of 2011 includes a $2.0 million tax benefit resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit is attributable to the elimination of the tax holiday for Indian companies under the STPI “Software Technology Park of India” tax plan, based on the February 2011 budget proposed by the India Finance Ministry, which eliminated uncertainty as to the Company’s ability to utilize tax assets previously reserved.
For the six month period ended June 30, 2011 there were no material changes to unrecognized tax benefits or accrued interest and penalties related to uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.
The Company conducts business globally and, as a result, files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to US Federal or significant state, local or non-US jurisdiction income tax examinations for the years before 2007. The Internal Revenue Service has commenced an examination of the Company’s U.S. Federal income tax return for 2008. It is anticipated that the examination will be completed within the next six months.
6. Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2011
(Unaudited)
The following table sets forth the calculation of comprehensive income for the three and six months ended June 30, 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$12,339	$8,189	$19,505	$15,384
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	62	(739)	177	(95)
Unrealized loss on investments	—	(107)	—	(107)

Other comprehensive income (loss)	62	(846)	177	(202)

Comprehensive income	$12,401	$7,343	$19,682	$15,182

7. Net Earnings Per Share
Basic net earnings per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented. Diluted net earnings per share is computed using net income divided by the sum of Weighted Shares and common equivalent shares (“CESs”) outstanding for each period presented using the treasury stock method.
The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and six months ended June 30, 2011 and 2011 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$12,339	$8,189	$19,505	$15,384
Earnings per share:
Basic	$0.60	$0.38	$0.93	$0.70
Effect of CESs	(0.03)	(0.02)	(0.04)	(0.02)

Diluted	$0.57	$0.36	$0.89	$0.68

Weighted average number of shares:
Basic	20,696	21,718	20,861	21,837
Effect of CESs	1,079	1,058	1,065	818

Diluted	21,775	22,776	21,926	22,655
Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 2,750 shares and 949,508 shares for the three months ended June 30, 2011 and 2010, respectively, and 28,000 shares and 2,245,599 shares for the six months ended June 30, 2011 and 2010, respectively. Such shares were not included because they were anti-dilutive.
8. Contingencies
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
June 30, 2011
(Unaudited)
9. Operating Segments
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
The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $1.0 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively, and $1.2 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.
The following table presents the revenues, expenses and operating income by reporting segment for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,
	2011				2010
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
License	$12,530	$2,910	$907	$16,347	$12,792	$1,428	$1,265	$15,485
Services	52,231	7,870	3,673	63,774	44,959	6,955	2,866	54,780
Hardware and other	7,873	295	113	8,281	7,124	204	48	7,376

Total revenue	72,634	11,075	4,693	88,402	64,875	8,587	4,179	77,641

Costs and Expenses:
Cost of revenue	27,448	5,707	2,588	35,743	26,064	4,542	2,116	32,722
Operating expenses	27,355	3,309	1,559	32,223	26,770	2,446	1,368	30,584
Depreciation and amortization	2,082	96	45	2,223	2,205	69	44	2,318

Total costs and expenses	56,885	9,112	4,192	70,189	55,039	7,057	3,528	65,624

Operating income	$15,749	$1,963	$501	$18,213	$9,836	$1,530	$651	$12,017

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2011
(Unaudited)

	Six Months Ended June 30,
	2011				2010
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$19,379	$3,359	$1,371	$24,109	$23,899	$2,872	$2,921	$29,692
Services	98,028	15,532	6,292	119,852	89,734	13,267	5,240	108,241
Hardware and other	15,412	520	219	16,151	13,131	437	89	13,657

Total revenue	132,819	19,411	7,882	160,112	126,764	16,576	8,250	151,590

Costs and Expenses:
Cost of revenue	53,082	10,194	4,964	68,240	50,019	9,130	4,255	63,404
Operating expenses	52,953	6,162	2,767	61,882	52,105	5,324	2,524	59,953
Depreciation and amortization	3,948	183	93	4,224	4,471	174	88	4,733

Total costs and expenses	109,983	16,539	7,824	134,346	106,595	14,628	6,867	128,090

Operating income	$22,836	$2,872	$58	$25,766	$20,169	$1,948	$1,383	$23,500

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Professional services	$42,150	$34,349	$77,334	$68,309
Customer support and software enhancements	21,624	20,431	42,518	39,932

Total services revenue	$63,774	$54,780	$119,852	$108,241

License revenues related to the Company’s warehouse and non-warehouse product groups for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Warehouse	$10,090	$8,633	$15,460	$15,355
Non-Warehouse	6,257	6,852	8,649	14,337

Total software license revenue	$16,347	$15,485	$24,109	$29,692

10. New Accounting Pronouncements
In June 2011, the FASB issued an Accounting Standards Update on the presentation of comprehensive income. This guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will only impact the presentation of the Company’s financial statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2011
(Unaudited)
In May 2011, the FASB issued an Accounting Standards Update on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.
In January 2010, the FASB issued an Accounting Standard Update to improve disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for significant transfers in and out of Level 1 and 2 in the fair value hierarchy and the reasons for the transfers. This guidance also requires disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (Level 3) investments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except Level 3 reconciliation disclosures which are effective for the fiscal years and interim periods beginning after December 15, 2010. The Company adopted the enhanced disclosures for Level 1 and 2 in its first quarter of 2010 reporting, which did not have a material impact on its financial statements. The Company also adopted the enhanced disclosures for Level 3 reconciliation disclosures in its first quarter of 2011 reporting, which also did not have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2010. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.
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
In the three and six months ended June 30, 2011, we generated $88.4 million and $160.1 million in total revenue, respectively, with a revenue mix of: license revenues 19%; services 72%; and hardware and other revenue 9% for the three months ended June 30, 2011 and license revenues 15%; services 75%; and hardware and other revenue 10% for the six months ended June 30, 2011.
We manage our business based on three geographic regions: North America and Latin America (Americas), Europe, Middle East and Africa (EMEA), and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $25.2 million and $44.7 million for the three and six months ended June 30, 2011, respectively, which represents approximately 30% of our total revenue for both periods. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2011, we employed approximately 2,020 employees worldwide, of which approximately 985 employees are based in the Americas, approximately 145 employees in EMEA, and approximately 890 employees in APAC and India. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa and Asia.
Global Economic Trends and Industry Factors
Global macro economic trends, technology spending and supply chain management market growth are important barometers for our business. In the first half of 2011, approximately 70% of our total revenue was generated in the United States, 10% in EMEA and the balance in APAC, Canada and Latin America. In addition, industry analysts project that approximately two-thirds of every supply chain software solutions dollar invested is spent in the United States; consequently, the health of the U.S. economy has a meaningful impact on our financial results.
We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software often is a part of a much larger capital commitment associated with facility expansions and business improvements. We believe with continued lingering uncertainty in the global macro environment, the current sales cycles for large license deals, $1.0 million or greater, in our target markets have been extended, particularly in the retail sector. The current business climate within the United States and geographic regions in which we operate continues to affect customers’ and prospects’ decisions regarding timing of strategic capital expenditures. The timing of closing deals can have a material adverse impact on our business, and is likely to further intensify competition in our already highly competitive markets.
In June 2011, the International Monetary Fund (IMF) provided a World Economic Outlook update, which for the most part aligns with its previous 2011 world economic growth forecast from April 2011. The update observed that “overall, the global economy expanded at an annualized rate of 4.3 percent in the first quarter, and forecasts for 2011—12 are broadly unchanged, with offsetting changes across various economies.” However, the update also noted “greater-than-anticipated weakness in U.S. activity and renewed financial volatility from concerns about the depth of fiscal challenges in the euro area periphery pose greater downside risks.” Advanced economies, which represent our primary revenue markets, are projected to expand sluggishly through 2011 and 2012 with annual growth of approximately 2.5%.
In 2010, we recognized nine license deals greater than $1.0 million and view this as a positive sign the economy is continuing to stabilize and customers and prospects are beginning to more actively plan for supply chain investment. While our 2010 results signaled improving demand, we experienced a second half 2010 and first quarter 2011 decrease in license deals closed over $1.0 million, due, we believe, to continued macro-economic uncertainty in the United States and Western Europe. In the first half of 2011, we recognized five license deals greater than $1.0 million, of which four were closed in the second quarter. While we are encouraged by our second quarter 2011 results and current potential supply chain investment activity in our target markets, we and our customers still remain cautious regarding the pace of global economic recovery.

Revenue
License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. License revenue totaled $16.3 million, or 19% of total revenue, with gross margins of 88.8% for the three months ended June 30, 2011, and $24.1 million, or 15% of total revenue, with gross margins of 87.3% in the six months ended June 30, 2011. Our typical license revenue percentage mix of new to existing customers historically has approximated 50/50. However, for the three and six months ended June 30, 2011, the percentage mix was approximately 55/45 and 45/55 of new to existing customers, respectively. We believe our current mix of new customer to existing customer license sales continues to fluctuate with continuing global macro economic uncertainty and should return to historical norm levels as the economic recovery strengthens.
License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit and earnings per share. For example, $1.0 million of license revenue in the second quarter of 2011 equates to approximately $0.03 of diluted earnings per share impact.
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
Services revenue. Our services business consists of professional services (consulting and training) and customer support services and software enhancements. Services revenue totaled $63.8 million, or 72% of total revenue, with gross margins of 56.9% and $119.9 million, or 75% of total revenue, with gross margins of 56.3% for the three and six months ended June 30, 2011, respectively. Professional services accounted for approximately 65% of total services revenue and approximately 50% of total revenue in the three and six months ended June 30, 2011, respectively. When comparing our operating margins to other technology companies, our operating margin profile can be lower due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin as services margins are lower than license revenue margins.
At June 30, 2011, our services business totaled approximately 1,085 employees, accounting for approximately 55% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.
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
Our CSSE revenues totaled $21.6 million and $42.5 million in the three and six months ended June 30, 2011, respectively, representing approximately 35% of services revenue and approximately 25% of total revenue in the three and six months ended June 30, 2011, respectively. The growth of CSSE revenues is influenced by: 1) new license revenue growth, 2) annual renewal of support contracts, and 3) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically 12 months. CSSE renewal revenue is not recognized unless payment is received from the customer.
Hardware and other revenue. Our hardware and other revenues totaled $8.3 million and $16.2 million in the three and six months ended June 30, 2011, respectively, representing 9% of total revenue with gross margins of 22.0% and 10% of total revenue with gross margins of 21.0% in the three and six months ended June 30, 2011, respectively. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.
Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $2.7 million and $5.1 million for three and six months ended June 30, 2011, respectively.
Product Development
We continue to invest significantly in research and development (R&D), which historically has averaged about $0.13 to $0.14 of every revenue dollar, to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the three and six months ended June 30, 2011 were $10.7 million and $21.1 million, respectively. At June 30, 2011, our R&D organization totaled approximately 625 employees, located in the U.S. and India, representing nearly one-third of our total employees worldwide.
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
Cash Flow and Financial Condition
For the three and six months ended June 30, 2011, we generated cash flow from operating activities of $16.0 million and $24.1 million, respectively. Our cash, cash equivalents and investments at June 30, 2011 totaled $110.3 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and repurchases of common stock.

During the first half of 2011, we repurchased approximately 1.9 million shares of Manhattan Associates’ outstanding common stock under the repurchase program approved by our Board of Directors. In July 2011, our Board of Directors approved raising the Company’s remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock. For the remainder of 2011, we anticipate that our priorities for the use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2011 for general corporate purposes.
Results of Operations
The following table summarizes our consolidated results for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenue	$88,402	$77,641	$160,112	$151,590
Costs and expenses	70,189	65,624	134,346	128,090

Operating income	18,213	12,017	25,766	23,500
Other income (loss), net	334	304	352	(194)

Income before income taxes	18,547	12,321	26,118	23,306
Net income	$12,339	$8,189	$19,505	$15,384

Diluted earnings per share	$0.57	$0.36	$0.89	$0.68

Diluted weighted average number of shares	21,775	22,776	21,926	22,655

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations. During the three and six months ended June 30, 2011 and 2010, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Revenue:
Software license
Americas	$12,530	$12,792	-2%	$19,379	$23,899	-19%
EMEA	2,910	1,428	104%	3,359	2,872	17%
APAC	907	1,265	-28%	1,371	2,921	-53%

Total software license	$16,347	$15,485	6%	$24,109	$29,692	-19%

Services
Americas	$52,231	$44,959	16%	$98,028	$89,734	9%
EMEA	7,870	6,955	13%	15,532	13,267	17%
APAC	3,673	2,866	28%	6,292	5,240	20%

Total services	$63,774	$54,780	16%	$119,852	$108,241	11%

Hardware and Other
Americas	$7,873	$7,124	11%	$15,412	$13,131	17%
EMEA	295	204	45%	520	437	19%
APAC	113	48	135%	219	89	146%

Total hardware and other	$8,281	$7,376	12%	$16,151	$13,657	18%

Total Revenue
Americas	$72,634	$64,875	12%	$132,819	$126,764	5%
EMEA	11,075	8,587	29%	19,411	16,576	17%
APAC	4,693	4,179	12%	7,882	8,250	-4%

Total revenue	$88,402	$77,641	14%	$160,112	$151,590	6%

Operating income:
Americas	$15,749	$9,836	60%	$22,836	$20,169	13%
EMEA	1,963	1,530	28%	2,872	1,948	47%
APAC	501	651	-23%	58	1,383	-96%

Total operating income	$18,213	$12,017	52%	$25,766	$23,500	10%

Financial Summary of Second Quarter 2011 Condensed Consolidated Financial Results
•	The Company reported diluted earnings per share of $0.57 in the second quarter of 2011, compared to $0.36 in the second quarter of 2010.
•	Consolidated revenue for the second quarter of 2011 was $88.4 million, compared to $77.6 million in the second quarter of 2010. License revenue was $16.3 million in the second quarter of 2011, compared to $15.5 million in the second quarter of 2010.
•	Operating income for the second quarter of 2011 was $18.2 million, compared to $12.0 million in the second quarter of 2010.
•	Cash flow from operations was $16.0 million in the second quarter of 2011, compared to $10.0 million in the second quarter of 2010. Days Sales Outstanding were 55 days at June 30, 2011, compared to 61 days at December 31, 2011.
•	Cash and investments on-hand at June 30, 2011 was $110.3 million, compared to $126.9 million at December 31, 2010.
•	The Company repurchased approximately 1.1 million common shares under the share repurchase program authorized by the Board of Directors, totaling $38.3 million at an average share price of $35.50 in the second quarter of 2011. In July 2011, the Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate $50.0 million of Manhattan Associates outstanding common stock.

The results of our operations for the second quarter of 2011 and 2010 are discussed below.
Revenue

	Three Months Ended June 30,
				% of Total Revenue
	2011	2010	% Change	2011	2010
	(in thousands)
Software license	$16,347	$15,485	6%	19%	20%
Services	63,774	54,780	16%	72%	71%
Hardware and other	8,281	7,376	12%	9%	9%

Total revenue	$88,402	$77,641	14%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.
License revenue. License revenue increased $0.9 million, or 6%, in the quarter ended June 30, 2011 over the same period in the prior year. Despite sluggish economic recovery in the advanced economies such as the United States and geographic regions in which we operate, we completed four large deals greater than $1.0 million in the second quarter of 2011. The license sales percentage mix across our product suite in the quarter ended June 30, 2011 was approximately 60/40 of warehouse management solutions to non-warehouse management solutions, respectively.
Services revenue. Services revenue increased $9.0 million, or 16%, in the second quarter of 2011 compared to the same quarter in the prior year due to a $7.8 million increase in professional services revenue and a $1.2 million increase in customer support and software enhancements. The increase in services revenue is primarily due to improved license sales over the past five quarters combined with customer upgrade activity largely driven by the improving macroeconomic conditions. Services revenue for the Americas, EMEA and APAC segments increased $7.3 million, $0.9 million and $0.8 million, respectively, in the second quarter of 2011 compared to the second quarter of 2010.
Hardware and other. Hardware sales increased by $0.5 million, or 10%, to $5.5 million in the second quarter of 2011 compared to $5.1 million for the second quarter of 2010. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $2.7 million and $2.3 million for the quarters ended June 30, 2011 and 2010, respectively.
Cost of Revenue

	Three Months Ended June 30,
	2011	2010	% Change
	(in thousands)
Cost of license	$1,824	$1,611	13%
Cost of services	27,462	24,906	10%
Cost of hardware and other	6,457	6,205	4%

Total cost of revenue	$35,743	$32,722	9%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license increased by $0.2 million, or 13%, in the second quarter of 2011 compared to the same quarter of 2010 principally due to the increase in license revenue.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $2.6 million, or 10%, increase in cost of services in the quarter ended June 30, 2011 compared to the same quarter in the prior year was principally due to an increase of $3.2 million in compensation and other personnel-related expenses resulting from increased headcount in our services organization, partially offset by a decrease of $1.0 million in performance-based bonus expense.
Cost of hardware and other. Cost of hardware decreased slightly to $3.8 million in the second quarter of 2011 compared to $3.9 million in the same quarter of 2010. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $2.7 million and $2.3 million for the quarters ended June 30, 2011 and 2010, respectively.
Operating Expenses

	Three Months Ended June 30,
	2011	2010	% Change
	(in thousands)
Research and development	$10,676	$10,334	3%
Sales and marketing	12,309	12,073	2%
General and administrative	9,238	8,177	13%
Depreciation and amortization	2,223	2,318	-4%

Operating expenses	$34,446	$32,902	5%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended June 30, 2011 slightly increased by $0.3 million, or 3%, as compared to the quarter ended June 30, 2010. This increase was primarily attributable to an increase in compensation and employee-related expenses of $0.7 million partially offset by a decrease in performance-based compensation expense of $0.3 million.
Our principal research and development activities have focused on the expansion and integration of products acquired and new product releases and the expansion of the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution (SCOPE). The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates integration with ERP and other supply chain solutions. For the quarters ended June 30, 2011 and 2010, we did not capitalize any research and development costs.
Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses slightly increased by $0.2 million, or 2%, in the second quarter of 2011 compared to the same quarter of the prior year primarily attributable to an increase in compensation and employee-related expenses.
General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased $1.1 million, or 13%, during the quarter ended June 30, 2011 compared to the same quarter in the prior year. The increase was primarily attributable to an increase of $0.5 million in compensation and employee-related expenses and a $0.8 million recovery of previously recorded state sales tax in second quarter of 2010.
Depreciation and amortization. Depreciation expense amounted to $1.8 million and $1.7 million for the quarters ended June 30, 2011 and 2010, respectively. Amortization of intangibles associated with various acquisitions totaled $0.4 million and $0.6 million for the quarters ended June 30, 2011 and 2010, respectively.

Operating Income
Operating income for the second quarter of 2011 was $18.2 million compared to $12.0 million in the second quarter of 2010. Operating margins were 20.6% for the second quarter of 2011 versus 15.5% for the second quarter of 2010. Operating income and margins increased primarily due to strong revenue in the current quarter.
Other Income and Taxes

	Three Months Ended June 30,
	2011	2010	% Change
Other income, net	$334	$304	10%
Income tax provision	6,208	4,132	50%
Other income, net. Other income, net principally includes interest income, foreign currency gains and losses and other non-operating expense. Other income, net increased slightly in the second quarter of 2011 compared to the second quarter of 2010 primarily due to a $0.2 million increase in interest income partially offset by the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee, the British Pound, and the China Yuan Renminbi. We recorded net foreign currency gains of approximately $0.1 million and $0.2 million during the second quarter of 2011 and 2010, respectively.
Income tax provision. Our effective income tax rate was 33.5% for both quarters ended June 30, 2011 and 2010.
Financial Summary for the First Half of 2011 Condensed Consolidated Financial Results
•	The Company reported diluted earnings per share for the six months ended June 30, 2011 was $0.89, compared to $0.68 for the six months ended June 30, 2010.
•	Consolidated revenue for the six months ended June 30, 2011 was $160.1 million, compared to $151.6 million for the six months ended June 30, 2010. License revenue was $24.1 million for the six months ended June 30, 2011, compared to $29.7 million in the six months ended June 30, 2010.
•	Operating income was $25.8 million for the six months ended June 30, 2011, compared to $23.5 million for the six months ended June 30, 2010, which included $1.2 million of recoveries of previously expensed sales tax associated with expiring sales tax audit statutes.
•	For the six months ended June 30, 2011, the Company repurchased approximately 1.9 million common shares under the share repurchase program authorized by the Board of Directors at an average share price of $33.55, for a total investment of $63.9 million.
The results of our operations for the six months ended June 30, 2011 and 2010 are discussed below.
Revenue

	Six Months Ended June 30,
				% of Total Revenue
	2011	2010	% Change	2011	2010
	(in thousands)
Software license	$24,109	$29,692	-19%	15%	20%
Services	119,852	108,241	11%	75%	71%
Hardware and other	16,151	13,657	18%	10%	9%

Total revenue	$160,112	$151,590	6%	100%	100%

License revenue. License revenue decreased $5.6 million, or 19%, in the six months ended June 30, 2011 over the same period in the prior year due to the sluggish economic recovery in the United States and other geographic regions in which we operate. We also believe that license revenue decreased due to the extension of current sales cycles for large deals greater than $1.0 million during first quarter of 2011. However, we completed four large deals greater than $1.0 million during the second quarter of 2011, which is comparable to our more historic norm of three to four large deals per quarter. Our license performance depends heavily on the number and relative value of large deals we close in the quarter — and the sales cycle on these deals remains somewhat less predictable than in prior years.

The license sales percentage mix across our product suite in the six months ended June 30, 2011 was approximately 65/35 of warehouse management solutions to non-warehouse management solutions, respectively.
Services revenue. Services revenue increased $11.6 million, or 11%, in the first half of 2011 compared to the same period in the prior year due to a $9.0 million increase in professional services revenue and a $2.6 million increase in customer support and software enhancements. The increase in services revenue is primarily due to improved license sales over the past five quarters combined with customer upgrade activity largely driven by the improving macroeconomic conditions. Services revenue for the Americas, EMEA and APAC segments increased $8.3 million, $2.3 million and $1.0 million, respectively, in the six months ended June 30, 2011 compared to the same period in the prior year.
Hardware and other. Hardware sales increased by $1.5 million, or 15%, to $11.1 million in the six months ended June 30, 2011 compared to $9.6 million for the same period in the prior year. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $5.1 million and $4.1 million for the six months ended June 30, 2011 and 2010, respectively.
Cost of Revenue

	Six Months Ended June 30,
	2011	2010	% Change
	(in thousands)
Cost of license	$3,063	$3,160	-3%
Cost of services	52,420	48,970	7%
Cost of hardware and other	12,757	11,274	13%

Total cost of revenue	$68,240	$63,404	8%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license decreased slightly by $0.1 million, or 3%, in the first half of 2011 compared to the same period of 2010 principally due to the decrease in license revenue.
Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $3.5 million, or 7%, increase in cost of services in the six months ended June 30, 2011 compared to the same period in the prior year was principally due to a $6.2 million increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization, partially offset by a $2.7 million decrease in performance-based bonus expense.
Cost of hardware and other. Cost of hardware increased $0.4 million to approximately $7.7 million in the first half of 2011 compared to the same period of 2010 as a direct result of increased hardware sales. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $5.1 million and $4.0 million for the six months ended June 30, 2011 and 2010, respectively.

Operating Expenses

	Six Months Ended June 30,
	2011	2010	% Change
	(in thousands)
Research and development	$21,059	$20,774	1%
Sales and marketing	22,909	22,541	2%
General and administrative	17,914	16,638	8%
Depreciation and amortization	4,224	4,733	-11%

Operating expenses	$66,106	$64,686	2%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the six months ended June 30, 2011 slightly increased by $0.3 million compared to the same period in 2010. This increase was primarily attributable to an increase in compensation and employee-related expenses of $1.1 million partially offset by a decrease in performance-based compensation expense of $0.9 million.
Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses slightly increased by $0.4 million, or 2%, in the first half of 2011 compared to the same period of the prior year. This increase was mainly attributable to the increase in marketing programs of $0.8 million and an increase in compensation and employee-related expenses of $0.6 million partially offset by a decrease in performance-based compensation expense of $0.4 million and a decrease in equity-based compensation expense of $0.3 million.
General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased $1.3 million, or 8%, during the six months ended June 30, 2011 compared to the same period in the prior year. The increase was primarily attributable to an increase in compensation and employee-related expenses of $0.8 million and $1.2 million in 2010 related to recoveries of previously recorded state sales tax resulting from a sales tax audits partially offset by a $0.7 million decrease in performance-based compensation expense.
Depreciation and amortization. Depreciation expense amounted to $3.3 million and $3.4 million for the six months ended June 30, 2011 and 2010, respectively. Amortization of intangibles associated with various acquisitions totaled $0.9 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.
Operating Income
Operating income for the first half of 2011 was $25.8 million compared to $23.5 million in the first half of 2010. Operating margins were 16.1% for the first half of 2011 versus 15.5% for the first half of 2010. Operating income and margins increased due to strong license and services revenue.
Other Income (Loss) and Taxes

	Six Months Ended June 30,
	2011	2010	% Change
Other income (loss), net	$352	$(194)	281%
Income tax provision	6,613	7,922	-17%
Other income (loss), net. Other income (loss), net principally includes interest income, foreign currency gains and losses and other non-operating expense. Other income (loss), net increased $0.5 million in the first half of 2011 compared to the first half of 2010 primarily due to a $0.3 million increase in interest income, a $0.1 million increase in other non-operating expense and the fluctuation of the U.S. dollar relative to foreign currencies, principally the Euro and the China Yuan Renminbi. We recorded net foreign currency losses of $0.1 million and $0.2 million during the six months ended 2011 and 2010, respectively.

Income tax provision. Our effective income tax rate was 25.3% and 34.0% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rate in the first half of 2011 included a $2.0 million tax benefit resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit is attributable to the elimination of the tax holiday for Indian companies under the STPI “Software Technology Park of India” tax plan, based on the February 2011 budget proposed by the India Finance Ministry, which will allow us to utilize tax assets previously reserved.
Liquidity and Capital Resources
As of June 30, 2011, we had approximately $110.3 million in cash, cash equivalents and investments, as compared to $126.9 million at December 31, 2010. Our main source of operating cash flows is cash collections from our customers, which we use to fund our operations. Our priorities for the use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2011 for general corporate purposes.
Our operating activities generated cash flow of approximately $24.1 million and $23.9 million for the six months ended June 30, 2011 and 2010, respectively. The increase in cash flow from operations was primarily attributable to higher revenue and net earnings combined with strong accounts receivable collections. Days sales outstanding (DSO) were 55 days at June 30, 2011 and 61 days at December 31, 2010.
Our investing activities used cash of approximately $2.7 million and $2.6 million for the six months ended June 30, 2011 and 2010, respectively. The primary use of cash for investing activities for the six months ended June 30, 2011 was the net purchase of $0.7 million in short-term investments and $2.0 million in capital expenditures. The primary use of cash for investing activities for the six months ended June 30, 2010 was capital expenditures.
Our financing activities used cash of approximately $39.3 million and $23.2 million for the six months ended June 30, 2011 and 2010, respectively. The principal use of cash for financing activities for the six months ended June 30, 2011 was to purchase approximately $66.0 million of our common stock including $2.1 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $25.5 million and a $1.2 million excess tax benefit from stock-based compensation. The principal use of cash for financing activities for the six months ended June 30, 2010 was to purchase approximately $41.0 million of our common stock including $1.0 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $17.4 million.
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
Critical Accounting Policies and Estimates
In the first half of 2011, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010.

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
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.
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
The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended June 30, 2011. All repurchases related to the repurchase program were made on the open market.

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value) of Shares that
	Number of	Price Paid	as Part of Publicly	May Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased(a)	Share(b)	or Programs	Programs
April 1 - April 30, 2011	64,251	$35.56	60,619	$47,840,220
May 1 - May 31, 2011	678,252	35.89	678,156	23,501,057
June 1 - June 30, 2011	339,686	34.70	339,686	11,713,281

Total	1,082,189	$35.50	1,078,461	$11,713,281

(a)	Includes 3,632 shares and 96 shares withheld for taxes due upon vesting of restricted stock during April and May, respectively.

(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $34.48 and $36.15 in April and May, respectively.

In July 2011, our Board of Directors approved raising our remaining repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.
No events occurred during the quarter covered by the report that would require a response to this item.

Item 5.	Other Information.
No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101**
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2011, filed on July 29, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 and (iv) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date: July 29, 2011	/s/ Peter F. Sinisgalli Peter F. Sinisgalli
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: July 29, 2011	/s/ Dennis B. Story Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2011, filed on July 29, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 and (iv) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.