Form 10-Q
period 2011-09-30
MANHATTAN ASSOCIATES INC
filed 2011-10-28
CIK 1056696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s class of capital stock outstanding as of October 26, 2011, the latest practicable date, is as follows: 20,691,222 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.
FORM 10-Q
Quarter Ended September 30, 2011

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$94,153	$120,744
Short term investments	6,650	4,414
Accounts receivable, net of allowance of $4,424 and $5,711 in 2011 and 2010, respectively	56,745	47,419
Deferred income taxes	7,855	7,214
Income taxes receivable	—	2,446
Prepaid expenses and other current assets	8,062	6,743

Total current assets	173,465	188,980

Property and equipment, net	13,508	14,833
Long-term investments	908	1,711
Goodwill, net	62,270	62,265
Acquisition-related intangible assets, net	15	1,186
Deferred income taxes	9,800	8,816
Other assets	2,765	2,673

Total assets	$262,731	$280,464

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,296	$7,745
Accrued compensation and benefits	16,037	19,807
Accrued and other liabilities	14,181	13,856
Deferred revenue	49,393	44,974
Income tax payable	4,554	—

Total current liabilities	92,461	86,382

Other non-current liabilities	8,971	10,282

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2011 or 2010	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 20,433,676 and 21,729,789 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	204	217
Additional paid-in capital	—	487
Retained earnings	164,392	184,152
Accumulated other comprehensive loss	(3,297)	(1,056)

Total shareholders’ equity	161,299	183,800

Total liabilities and shareholders’ equity	$262,731	$280,464

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
Revenue:
Software license	$13,565	$12,092	$37,674	$41,784
Services	63,594	53,486	183,446	161,727
Hardware and other	8,443	8,436	24,594	22,093

Total revenue	85,602	74,014	245,714	225,604
Costs and expenses:
Cost of license	1,196	1,471	4,259	4,631
Cost of services	28,054	24,661	80,474	73,631
Cost of hardware and other	6,695	7,092	19,452	18,366
Research and development	10,877	9,866	31,936	30,640
Sales and marketing	10,865	10,329	33,774	32,870
General and administrative	9,342	8,721	27,256	25,359
Depreciation and amortization	1,698	2,262	5,922	6,995
Recovery of previously impaired investment	(2,519)	—	(2,519)	—

Total costs and expenses	66,208	64,402	200,554	192,492

Operating income	19,394	9,612	45,160	33,112
Other income (loss), net	862	(188)	1,214	(382)

Income before income taxes	20,256	9,424	46,374	32,730
Income tax provision	5,379	3,192	11,992	11,114

Net income	$14,877	$6,232	$34,382	$21,616

Basic earnings per share	$0.74	$0.29	$1.67	$1.00
Diluted earnings per share	$0.70	$0.28	$1.59	$0.96

Weighted average number of shares:
Basic	20,156	21,248	20,623	21,638
Diluted	21,125	22,051	21,656	22,456
See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)
MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
Operating activities:
Net income	$34,382	$21,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,922	6,995
Recovery of previously impaired investment	(2,519)	—
Stock-based compensation	7,317	7,707
Loss (gain) on disposal of equipment	22	(2)
Tax benefit of stock awards exercised/vested	3,345	1,277
Excess tax benefits from stock based compensation	(1,416)	(354)
Deferred income taxes	(1,821)	(529)
Unrealized foreign currency (gain) loss	(513)	343
Changes in operating assets and liabilities:
Accounts receivable, net	(9,370)	(10,624)
Other assets	(1,546)	(2,236)
Accounts payable, accrued and other liabilities	(3,325)	8,619
Income taxes	6,250	(748)
Deferred revenue	4,267	3,297

Net cash provided by operating activities	40,995	35,361

Investing activities:
Purchase of property and equipment	(3,672)	(4,331)
Net maturities (purchases) of investments	465	(8,439)

Net cash used in investing activities	(3,207)	(12,770)

Financing activities:
Purchase of common stock	(95,569)	(56,562)
Proceeds from stock options exercised	30,265	18,381
Excess tax benefits from stock based compensation	1,416	354

Net cash used in financing activities	(63,888)	(37,827)

Foreign currency impact on cash	(491)	346

Net change in cash and cash equivalents	(26,591)	(14,890)
Cash and cash equivalents at beginning of period	120,744	120,217

Cash and cash equivalents at end of period	$94,153	$105,327

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)
1.	Basis of Presentation and Principles of Consolidation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
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
The Company allocates revenue to customer support and software enhancements and any other undelivered elements of the arrangement based on vendor specific objective evidence, or VSOE, of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If the Company cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, the Company defers revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. The Company must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product on a stand-alone basis or applicable renewal rates. For arrangements that include future software functionality deliverables, the Company accounts for these deliverables as a separate element of the arrangement. Because the Company does not sell these deliverables on a standalone basis, the Company is not able to establish VSOE of fair value of these deliverables. As a result, the Company defers all revenue under the arrangement until the future functionality has been delivered to the customer.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2011
(Unaudited)
Payment terms for the Company’s software licenses vary. Each contract is evaluated individually to determine whether the fees in the contract are fixed and determinable and whether collectibility is probable. Judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions decline, or if the financial conditions of customers deteriorate, the Company may be unable to determine that collectibility is probable, and the Company could be required to defer the recognition of revenue until the Company receives customer payments. The Company has an established history of collecting under the terms of its software license contracts without providing refunds or concessions to its customers. Therefore, the Company has determined that the presence of payment terms which extend beyond contract execution in a particular contract do not preclude the conclusion that the fees in the contract are fixed and determinable. Although infrequent, when payment terms in a contract extend beyond twelve months, the Company has determined that such fees are not fixed and determinable and recognizes revenue as payments become due provided that all other conditions for revenue recognition have been met.
The Company’s services revenue consists of fees generated from professional services and customer support and software enhancements related to the Company’s software products. Fees from professional services performed by the Company are generally billed on an hourly basis, and revenue is recognized as the services are performed. In certain situations, professional services are rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a proportional performance basis based on the hours incurred on discrete projects within an overall services arrangement. The Company has determined that output measures, or services delivered, approximate the input measures associated with fixed-fee services arrangements. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancement is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.
Hardware and other revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company’s software solutions. As part of a complete solution, the Company’s customers periodically purchase hardware from the Company for use with the software licenses purchased from the Company. These products include computer hardware, radio frequency terminal networks, radio frequency identification (RFID) chip readers, bar code printers and scanners and other peripherals. Hardware revenue is recognized upon shipment to the customer when title passes. The Company generally purchases hardware from the Company’s vendors only after receiving an order from a customer. As a result, the Company does not maintain hardware inventory.
In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified as hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $2.9 million and $2.7 million for the three months ended September 30, 2011 and 2010, respectively, and $8.0 million and $6.8 million for the nine months ended September 30, 2011 and 2010, respectively.
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
September 30, 2011
(Unaudited)
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
At September 30, 2011, the Company’s cash, cash equivalent and short-term investments balance was $58.0 million, $36.2 million and $6.6 million, respectively. Cash equivalents and short-term investments primarily consist of highly liquid money market funds and certificates of deposit.
Prior to 2008, the Company invested in auction rate securities of which certain auctions failed during 2008 and the underlying securities were not redeemed by the issuer. During 2008, the Company recorded an other-than-temporary impairment charge of $3.5 million for one of its investments. The Company reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. However, during the quarter ended September 30, 2011, the Company was able to sell the auction rate security and recovered 72%, or $2.5 million, of its original investment. The $2.5 million recovery from the sale of the auction rate security is included in the recovery of previously impaired investment line in the condensed consolidated statements of income.
The Company currently has one remaining auction rate security investment with a par value of $1.0 million. The auction rate security held by the Company at September 30, 2011 was issued by a state educational loan authority, is collateralized by federally insured student loans and matures in 2037. At September 30, 2011, the carrying value of this investment is $0.9 million as the Company has recorded temporary impairment charges against this investment prior to 2011. This investment has a high credit rating, and the Company intends and has the ability to hold this security until maturity or until redeemed. In determining the fair value of the auction rate security, the Company considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions underlying the Company’s valuation could have a significant impact on the value of this security, which may cause losses and potentially require the Company to record other-than-temporary impairment charges on this investment in the future. The Company will continue to evaluate the fair value of its auction rate security investment each reporting period for a potential other-than-temporary impairment.
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
The following table sets forth the assets carried at fair value measured on a recurring basis at September 30, 2011 (in thousands):

	Fair Value Measurements at September 30, 2011 Using
		Significant Other	Significant
	Quoted Prices	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$29,632	$—	$—	$29,632
Auction rate security	—	—	908	908

Total available-for-sale securities	$29,632	$—	$908	$30,540

During the first nine months of 2011, the Company’s valuation methodologies were consistent with previous years, and there were no transfers into or out of Level 3 based on changes in observable inputs.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2011
(Unaudited)
4.	Stock-Based Compensation
In January 2010 the Compensation Committee of the Board of Directors approved certain changes to the Company’s historical equity incentive grant practices, with the objective to optimize its performance and retention strength while managing program share usage to improve long-term equity overhang. The changes eliminated stock option awards in favor of 100% restricted stock grants, which for the 2010 and 2011 awards contain vesting provisions that are 50% service-based and 50% performance-based for employee awards and 100% service based for non-employee members of the Board of Directors (“Outside Directors”). The equity compensation program change for employees was effective January 2010 and for Outside Directors was effective May 2010. The employee awards have a four year vesting period, with the performance portion tied to annual revenue and earnings per share targets. The awards to Outside Directors have a one year vesting period.
The Company recorded stock-based compensation related to stock options of $0.5 million and $0.8 million during the three months ended September 30, 2011 and 2010, respectively, and $1.5 million and $2.9 million during the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2010 the Company granted options to purchase 17,500 shares of common stock. No stock options were granted during 2011 or during the three months ended September 30, 2010.
A summary of changes in outstanding options for the nine months ended September 30, 2011 is as follows:

Number of Options
Outstanding at December 31, 2010	3,846,262
Exercised	(1,252,520)
Forfeited and expired	(99,048)

Outstanding at September 30, 2011	2,494,694

The Company granted 19,840 shares and 14,524 shares of restricted stock during the three months ended September 30, 2011 and 2010, respectively. The Company recorded stock-based compensation related to restricted stock of $2.0 million and $1.8 million during the three months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, the Company granted 356,232 shares and 431,952 shares of restricted stock, respectively. The Company recorded stock-based compensation related to restricted stock of $5.8 million and $4.8 million during the nine months ended September 30, 2011 and 2010, respectively.
A summary of changes in unvested shares of restricted stock for the nine months ended September 30, 2011 is as follows:

Number of Shares
Outstanding at December 31, 2010	658,146
Granted	356,232
Vested	(251,480)
Forfeited	(81,645)

Outstanding at September 30, 2011	681,253

5.	Income Taxes
The Company’s effective tax rate was 26.6% and 33.9% for the quarters ended September 30, 2011 and 2010, respectively, and 25.9% and 34.0% for the nine months ended September 30, 2011 and 2010, respectively. The effective rate for the three and nine months ended September 30, 2011 is impacted by the $2.5 million recovery of a previously impaired investment discussed in Note 3. The Company did not record a tax benefit on the original impairment charge because it did not have any future capital gains to offset the loss and therefore does not have tax expense related to the reversal of the charge. The effective tax rate for the quarter and year to date also include a tax benefit from the disqualifying disposition of incentive stock options that were previously expensed and the reduction of U.S. federal and state income tax reserves that resulted from the expiration of tax audit statues for tax returns filed for 2007 and prior and the settlement of an IRS audit. In addition to the third quarter tax adjustments, the effective tax rate in the nine months ended September 30, 2011 includes a $2.0 million tax benefit recorded in the first quarter ending March 31, 2011, resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit is attributable to the elimination of the tax holiday for Indian companies under the STPI “Software Technology Park of India” tax plan, based on the February 2011 budget approved by the India Finance Ministry, which will allow us to utilize tax assets previously reserved.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2011
(Unaudited)
The effective tax rate for the nine months of 2010 included a tax benefit from the disqualifying disposition of incentive stock options that were previously expensed and the reduction in U.S. federal income tax reserves that resulted from the expiration of tax audit statues for tax returns filed for 2006 and prior, partially offset by the establishment of income tax reserves for state audits.
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to income tax examinations for the years before 2008 in the U.S. federal, substantially all state and local, and substantially all non-US jurisdictions. The Company experienced a net decrease in unrecognized tax benefits of $0.5 million during the quarter ended September 30, 2011, due to the expiration of statutes of limitations in multiple jurisdictions globally. The Internal Revenue Service completed its examination of the Company’s 2008 tax return during the quarter ended September 30, 2011 which resulted in an additional $0.2 million decrease in unrecognized tax benefits. As of September 30, 2011, the Company’s unrecognized tax benefits totaled $1.8 million, all of which, if recognized, would affect the effective tax rate. Further, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease within twelve months by $0.2 million related primarily to the expiration of statutes of limitation.
The Company recognizes potential accrued interest and penalties to unrecognized tax benefits within its global operations in income tax expense. The Company’s liability for the potential payment of interest and penalties totaled $0.4 million at September 30, 2011.
6.	Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.
The following table sets forth the calculation of comprehensive income for the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$14,877	$6,232	$34,382	$21,616
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,418)	1,219	(2,241)	1,124
Unrealized loss on investments	—	—	—	(107)

Other comprehensive (loss) income	(2,418)	1,219	(2,241)	1,017

Comprehensive income	$12,459	$7,451	$32,141	$22,633

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2011
(Unaudited)
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
The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$14,877	$6,232	$34,382	$21,616
Earnings per share:
Basic	$0.74	$0.29	$1.67	$1.00
Effect of CESs	(0.04)	(0.01)	(0.08)	(0.04)

Diluted	$0.70	$0.28	$1.59	$0.96

Weighted average number of shares:
Basic	20,156	21,248	20,623	21,638
Effect of CESs	969	803	1,033	818

Diluted	21,125	22,051	21,656	22,456
Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 2,000 shares and 2,031,924 shares for the three months ended September 30, 2011 and 2010, respectively, and 17,000 shares and 2,060,724 shares for the nine months ended September 30, 2011 and 2010, respectively. Such shares were not included because they were anti-dilutive.
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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2011
(Unaudited)
The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.5 million for each of the quarters ended September 30, 2011 and 2010 and $1.7 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.
The following table presents the revenues, expenses and operating income by reporting segment for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011				2010
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
License	$11,450	$1,833	$282	$13,565	$10,036	$1,693	$363	$12,092
Services	51,226	7,945	4,423	63,594	44,369	6,344	2,773	53,486
Hardware and other	7,987	263	193	8,443	8,150	229	57	8,436

Total revenue	70,663	10,041	4,898	85,602	62,555	8,266	3,193	74,014

Costs and Expenses:
Cost of revenue	27,988	5,461	2,496	35,945	26,962	4,475	1,787	33,224
Operating expenses	26,451	3,159	1,474	31,084	25,325	2,505	1,086	28,916
Depreciation and amortization	1,560	87	51	1,698	2,147	72	43	2,262
Recovery of previously impaired investment	(2,519)	—	—	(2,519)	—	—	—	—

Total costs and expenses	53,480	8,707	4,021	66,208	54,434	7,052	2,916	64,402

Operating income	$17,183	$1,334	$877	$19,394	$8,121	$1,214	$277	$9,612

	Nine Months Ended September 30,
	2011				2010
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$30,829	$5,192	$1,653	$37,674	$33,935	$4,565	$3,284	$41,784
Services	149,254	23,477	10,715	183,446	134,103	19,611	8,013	161,727
Hardware and other	23,399	783	412	24,594	21,281	666	146	22,093

Total revenue	203,482	29,452	12,780	245,714	189,319	24,842	11,443	225,604

Costs and Expenses:
Cost of revenue	81,070	15,655	7,460	104,185	76,981	13,605	6,042	96,628
Operating expenses	79,404	9,321	4,241	92,966	77,430	7,829	3,610	88,869
Depreciation and amortization	5,508	270	144	5,922	6,618	246	131	6,995
Recovery of previously impaired investment	(2,519)	—	—	(2,519)	—	—	—	—

Total costs and expenses	163,463	25,246	11,845	200,554	161,029	21,680	9,783	192,492

Operating income	$40,019	$4,206	$935	$45,160	$28,290	$3,162	$1,660	$33,112

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2011
(Unaudited)
The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Professional services	$41,403	$33,349	$118,737	$101,658
Customer support and software enhancements	22,191	20,137	64,709	60,069

Total services revenue	$63,594	$53,486	$183,446	$161,727

License revenues related to the Company’s warehouse and non-warehouse product groups for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Warehouse	$7,002	$7,020	$22,462	$22,375
Non-Warehouse	6,563	5,072	15,212	19,409

Total software license revenue	$13,565	$12,092	$37,674	$41,784

10.	New Accounting Pronouncements
In September 2011, the FASB issued an Accounting Standards Update on testing goodwill for impairment to simplify the goodwill impairment test. The standard update is intended to reduce cost and complexity of the annual goodwill impairment test by permitting companies to first assess qualitative factors to determine whether further impairment testing is necessary. Under this standard update, a company is not required to calculate the fair value of a reporting unit unless the company determines that it is more likely than not that its fair value is less than its carrying amount. The more likely than not threshold is defined as having a likelihood of more than 50 percent. This guidance is effective for interim and annual goodwill impairment tests performed for the fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.
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
Forward-Looking Statements
Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2010. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.
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
Our business model is singularly focused on the development and implementation of complex supply chain software solutions that are designed to optimize supply chain effectiveness and efficiency for our customers. We have three principal sources of revenue:
•	licenses of our supply chain software;
•	professional services, including solutions planning and implementation, related consulting, customer training, and customer support services and software enhancements (collectively, “services”); and
•	hardware sales and other sources.

In the three and nine months ended September 30, 2011, we generated $85.6 million and $245.7 million in total revenue, respectively, with a revenue mix of: license revenue 16%; services revenue 74%; and hardware and other revenue 10%, for the three months ended September 30, 2011, and license revenue 15%; services revenue 75%; and hardware and other revenue 10%, for the nine months ended September 30, 2011.
We manage our business based on three geographic regions: North America and Latin America (Americas), Europe, Middle East and Africa (EMEA), and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $24.1 million and $68.8 million for the three and nine months ended September 30, 2011, respectively, which represents approximately 30% of our total revenue for both periods. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2011, we employed approximately 2,090 employees worldwide, of which approximately 1,020 employees are based in the Americas, approximately 145 employees in EMEA, and approximately 925 employees in APAC and India. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa and Asia.
Global Economic Trends and Industry Factors
Global macro economic trends, technology spending and supply chain management market growth are important barometers for our business. In the first nine months of 2011, approximately 70% of our total revenue was generated in the United States, 10% in EMEA and the balance in APAC, Canada and Latin America. In addition, industry analysts project that approximately two-thirds of every supply chain software solutions dollar invested is spent in the United States; consequently, the health of the U.S. economy has a meaningful impact on our financial results.
We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software often is a part of a much larger capital commitment associated with facility expansions and business improvements. We believe that, given the lingering uncertainty in the global macro environment, the current sales cycles for large license deals of $1.0 million or greater in our target markets have been extended, particularly in the retail sector. The current business climate within the United States and geographic regions in which we operate continues to affect customers’ and prospects’ decisions regarding timing of strategic capital expenditures. The timing of closing deals can have a material adverse impact on our business, and is likely to further intensify competition in our already highly competitive markets.
In September 2011, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO), which noted that global activity has weakened significantly as consumer confidence levels have fallen sharply. The WEO indicated that “global growth will moderate to about 4 percent through 2012, from over 5 percent in 2010.” The WEO also stated that “the handover from public to private demand in the U.S. economy stalled, the euro area encountered major financial turbulence, global markets suffered a major sell-off of risky assets, and there are growing signs of spillovers to the real economy.” The WEO projected that advanced economies, which represent our primary revenue markets, would expand sluggishly at about 1 1/2 percent in 2011 and 2 percent in 2012, while the emerging and developing economies would grow at a solid pace of about 6 percent in 2012.
During 2010 and so far in 2011, the overall trend has been an increase in large license deals for the Company, with recognized $1.0 million or larger software license deals totaling nine for 2010, up from 2009, and with eight of such deals through three quarters in 2011. However, the large deal flow has been inconsistent from quarter to quarter, reflecting what we believe to be ongoing macro-economic uncertainty in the United States and Western Europe. While we are encouraged by our second and third quarter 2011 results in which we recognized seven $1.0 million plus software licensing deals, and by current potential supply chain investment activity in our target markets, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customer and prospect buying decisions, making it more difficult to forecast sales cycles for our products and the timing of large software license deals.
Revenue
License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. License revenue totaled $13.6 million, or 16% of total revenue, with gross margins of 91.2% for the three months ended September 30, 2011, and $37.7 million, or 15% of total revenue, with gross margins of 88.7% for the nine months ended September 30, 2011. Our typical license revenue percentage mix of new to existing customers historically has approximated 50/50. However, for the three months ended September 30, 2011, the percentage mix was approximately 60/40 of new to existing customers. We believe our current mix of new customer to existing customer license sales will fluctuate with continuing global macro economic uncertainty and should return to historical norm levels if and as the economic recovery strengthens.

License revenue sales and sales growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit and earnings per share. For example, $1.0 million of license revenue in the third quarter of 2011 equates to approximately $0.03 of diluted earnings per share impact.
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
Services revenue. Our services business consists of professional services (consulting and training) and customer support services and software enhancements. Services revenue totaled $63.6 million, or 74% of total revenue, with gross margins of 55.9% and $183.4 million, or 75% of total revenue, with gross margins of 56.1% for the three and nine months ended September 30, 2011, respectively. Professional services accounted for approximately 65% of total services revenue and approximately 50% of total revenue in the three and the nine months ended September 30, 2011. Our operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin as services margins are lower than license revenue margins.
At September 30, 2011, our services business employed approximately 1,135 people, accounting for approximately 55% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and training, education and system upgrades. We believe our professional services enable customers to implement our software more rapidly than if they rely on internal or other third party services, enable the customer to maximize value from our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.
Although our professional services are optional, the majority of our customers use at least some portion of these services for the planning, implementation or related needs. Professional services are typically rendered under time and materials-based contracts with services typically billed on an hourly basis. Professional services are sometimes rendered under fixed-fee based contracts with payments due on specific dates or milestones.
Typically, our professional services lag license revenue by several quarters, as implementation services and related consulting are performed after the purchase of the software. Services revenue growth is contingent upon license revenue growth and customer upgrade cycles, which is influenced by the strength of general economic and business conditions and the competitive position of our software products. In addition, our business has competitive exposure to offshore providers and other consulting companies. All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins and loss of market share.
For customer support services and software enhancements (CSSE), we offer a comprehensive 24 hour per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.
Our CSSE revenues totaled $22.2 million and $64.7 million in the three and nine months ended September 30, 2011, respectively, representing approximately 35% of services revenue and approximately 25% of total revenue in the three and nine months ended September 30, 2011. The growth of CSSE revenues is influenced by: 1) new license revenue growth, 2) annual renewal of support contracts, and 3) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE fees generally are paid in advance and our CSSE revenue generally is recognized ratably over the term of the agreement, typically twelve months. CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $8.4 million and $24.6 million in the three and nine months ended September 30, 2011, respectively, representing 10% of total revenue with gross margins of 20.7% and 10% of total revenue with gross margins of 20.9% in the three and nine months ended September 30, 2011, respectively. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.
Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $2.9 million and $8.0 million for the three and nine months ended September 30, 2011, respectively.
Product Development
We continue to invest significantly in research and development (R&D), which historically has averaged about $0.13 to $0.14 of every revenue dollar, to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the three and nine months ended September 30, 2011 were $10.9 million and $31.9 million, respectively. At September 30, 2011, our R&D organization employed approximately 640 people, located in the U.S. and India, representing nearly one-third of our total employees worldwide.
We will continue to focus our R&D resources on the development and enhancement of supply chain software solutions. We offer what we believe to be the broadest solution portfolio in the supply chain solutions marketplace, to address all aspects of planning and forecasting, inventory optimization, order lifecycle management, transportation lifecycle management and distribution management. We also plan to continue to enhance our existing solutions and to introduce new solutions to address evolving industry standards and market needs. We identify opportunities to further enhance our solutions and to develop and provide new solutions through our customer support organization, as well as through ongoing customer consulting engagements and implementations, interactions with our user groups, association with leading industry analysts and market research firms, and participation on industry standards and research committees. Our solutions address the needs of customers in various vertical markets, including retail, consumer goods, food and grocery, logistics service providers, industrial and wholesale, high technology and electronics, life sciences and government.
Cash Flow and Financial Condition
For the three and nine months ended September 30, 2011, we generated cash flow from operating activities of $16.9 million and $41.0 million, respectively. Our cash, cash equivalents and investments at September 30, 2011 totaled $101.7 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.
During the first nine months of 2011, we repurchased approximately 2.8 million shares of Manhattan Associates’ outstanding common stock under the repurchase program approved by our Board of Directors. In October 2011, our Board of Directors approved raising the Company’s remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock. For the remainder of 2011, we anticipate that our priorities for the use of cash will be similar to prior years, with our highest priorities being continued investment in product development and in sales and services resources to drive and support profitable growth and to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the fourth quarter of 2011 or in 2012 for general corporate purposes.

Results of Operations
The following table summarizes our consolidated results for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Revenue	$85,602	$74,014	$245,714	$225,604
Costs and expenses	68,727	64,402	203,073	192,492
Recovery of previously impaired investment	(2,519)	—	(2,519)	—

Operating income	19,394	9,612	45,160	33,112
Other income (loss), net	862	(188)	1,214	(382)

Income before income taxes	20,256	9,424	46,374	32,730
Net income	$14,877	$6,232	$34,382	$21,616

Diluted earnings per share	$0.70	$0.28	$1.59	$0.96

Diluted weighted average number of shares	21,125	22,051	21,656	22,456

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including, research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations. During the three and nine months ended September 30, 2011 and 2010, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Revenue:
Software license
Americas	$11,450	$10,036	14%	$30,829	$33,935	-9%
EMEA	1,833	1,693	8%	5,192	4,565	14%
APAC	282	363	-22%	1,653	3,284	-50%

Total software license	$13,565	$12,092		$37,674	$41,784	-10%

Services
Americas	$51,226	$44,369	15%	$149,254	$134,103	11%
EMEA	7,945	6,344	25%	23,477	19,611	20%
APAC	4,423	2,773	60%	10,715	8,013	34%

Total services	$63,594	$53,486	19%	$183,446	$161,727	13%

Hardware and Other
Americas	$7,987	$8,150	-2%	$23,399	$21,281	10%
EMEA	263	229	15%	783	666	18%
APAC	193	57	239%	412	146	182%

Total hardware and other	$8,443	$8,436	0%	$24,594	$22,093	11%

Total Revenue
Americas	$70,663	$62,555	13%	$203,482	$189,319	7%
EMEA	10,041	8,266	21%	29,452	24,842	19%
APAC	4,898	3,193	53%	12,780	11,443	12%

Total revenue	$85,602	$74,014	16%	$245,714	$225,604	9%

Operating income:
Americas	$17,183	$8,121	112%	$40,019	$28,290	41%
EMEA	1,334	1,214	10%	4,206	3,162	33%
APAC	877	277	217%	935	1,660	-44%

Total operating income	$19,394	$9,612	102%	$45,160	$33,112	36%

Financial Summary of Third Quarter 2011 Condensed Consolidated Financial Results
•	Diluted earnings per share was $0.70 in the third quarter of 2011, compared to $0.28 in the third quarter of 2010. Results for the quarter ended September 30, 2011 include a positive impact of $0.12 per share for the recovery of an auction rate security investment which had been impaired in a prior period.
•	Consolidated revenue in the third quarter of 2011 was $85.6 million, compared to $74.0 million in the third quarter of 2010. License revenue was $13.6 million in the third quarter of 2011, compared to $12.1 million in the third quarter of 2010.
•	Operating income in the third quarter of 2011 was $19.4 million, which includes a $2.5 million recovery of an auction rate security investment referred to above, compared to $9.6 million in the third quarter of 2010.
•	Cash flow from operations was $16.9 million in the third quarter of 2011, compared to $11.5 million in the third quarter of 2010. Days Sales Outstanding were 61 days at September 30, 2011, compared to 55 days at June 30, 2011.
•	Cash and investments on-hand at September 30, 2011 was $101.7 million, compared to $126.9 million at December 31, 2010.
•	We repurchased approximately 0.8 million common shares under the share repurchase program authorized by the Board of Directors, totaling $29.4 million in the third quarter of 2011. In October 2011, the Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate $50.0 million of Manhattan Associates outstanding common stock.

The results of our operations for the third quarter of 2011 and 2010 are discussed below.
Revenue

	Three Months Ended September 30,
				% of Total Revenue
	2011	2010	% Change	2011	2010
	(in thousands)

Software license	$13,565	$12,092	12%	16%	16%
Services	63,594	53,486	19%	74%	72%
Hardware and other	8,443	8,436	0%	10%	12%

Total revenue	$85,602	$74,014	16%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.
License revenue. License revenue increased $1.5 million, or 12%, in the quarter ended September 30, 2011 over the same period in the prior year. Despite sluggish economic recovery in the advanced economies such as the United States and the other geographic regions in which we operate, we completed three large software license deals greater than $1.0 million in the third quarter of 2011. The license sales percentage mix across our product suite in the quarter ended September 30, 2011 was approximately 50/50 of warehouse management solutions to non-warehouse management solutions, respectively.
Services revenue. Services revenue increased $10.1 million, or 19%, in the third quarter of 2011 compared to the same quarter in the prior year due to an $8.1 million increase in professional services revenue and a $2.0 million increase in customer support and software enhancements. The increase in services revenue is primarily due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas, EMEA and APAC segments increased $6.9 million, $1.6 million and $1.6 million, respectively, in the third quarter of 2011 compared to the third quarter of 2010.
Hardware and other. Hardware sales slightly decreased by $0.2 million, or 3%, to $5.6 million in the third quarter of 2011 compared to $5.8 million for the third quarter of 2010. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $2.9 million and $2.7 million for the quarters ended September 30, 2011 and 2010, respectively.
Cost of Revenue

	Three Months Ended September 30,
	2011	2010	% Change
	(in thousands)
Cost of license	$1,196	$1,471	-19%
Cost of services	28,054	24,661	14%
Cost of hardware and other	6,695	7,092	-6%

Total cost of revenue	$35,945	$33,224	8%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased by $0.3 million in the third quarter of 2011 compared to the same quarter of 2010.
Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $3.4 million, or 14%, increase in cost of services in the quarter ended September 30, 2011 compared to the same quarter in the prior year was principally due to an increase of $2.8 million in compensation and other personnel-related expenses resulting from increased headcount in our services organization and an increase of $0.5 million in performance-based bonus expenses.
Cost of hardware and other. Cost of hardware decreased by $0.5 million to $3.9 million in the third quarter of 2011 compared to $4.4 million in the same quarter of 2010. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $2.8 million and $2.7 million for the quarters ended September 30, 2011 and 2010, respectively.
Operating Expenses

	Three Months Ended September 30,
	2011	2010	% Change
	(in thousands)
Research and development	$10,877	$9,866	10%
Sales and marketing	10,865	10,329	5%
General and administrative	9,342	8,721	7%
Depreciation and amortization	1,698	2,262	-25%
Recovery of previously impaired investment	(2,519)	—	-100%

Operating expenses	$30,263	$31,178	-3%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended September 30, 2011 increased by $1.0 million, or 10%, as compared to the quarter ended September 30, 2010. This increase was primarily attributable to an increase in compensation and employee-related expenses of $0.7 million.
Our principal research and development activities have focused on the expansion and integration of products acquired and new product releases and the expansion of the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution (SCOPE). The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates integration with ERP and other supply chain solutions. For the quarters ended September 30, 2011 and 2010, we did not capitalize any research and development costs.
Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses slightly increased by $0.5 million, or 5%, in the third quarter of 2011 compared to the same quarter of the prior year primarily attributable to an increase in compensation and employee-related expenses of $0.6 million and an increase in marketing programs of $0.4 million. These increases were partially offset by a decrease in performance-based compensation expense and equity compensation expense of $0.3 million.
General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased $0.6 million, or 7%, during the quarter ended September 30, 2011 compared to the same quarter in the prior year. The increase was primarily attributable to an increase of $0.3 million in compensation and employee-related expenses and a $0.3 million increase in professional fees including temporary contracted personnel.

Depreciation and amortization. Depreciation expense amounted to $1.4 million and $1.7 million for the quarters ended September 30, 2011 and 2010, respectively. Amortization of intangibles associated with various acquisitions totaled $0.3 million and $0.6 million for the quarters ended September 30, 2011 and 2010, respectively.
Recovery of previously impaired investment. During the quarter ended September 30, 2008, we recorded an impairment charge of $3.5 million on an investment in an auction rate security. We reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. However, during the quarter ended September 30, 2011, we were able to sell the auction rate security recovering 72%, or $2.5 million, of our original investment.
Operating Income
Operating income for the third quarter of 2011 was $19.4 million, which includes a $2.5 million recovery of an auction rate security investment which had been impaired in a prior period, compared to $9.6 million in the third quarter of 2010. Operating margins were 22.7% for the third quarter of 2011 versus 13.0% for the third quarter of 2010. Operating income and margins increased primarily due to strong revenue and expense management in the current quarter.
Other Income (Loss) and Taxes

	Three Months Ended September 30,
	2011	2010	% Change
Other income (loss), net	$862	$(188)	559%
Income tax provision	5,379	3,192	69%
Other income (loss), net. Other income (loss), net principally includes interest income, foreign currency gains and losses and other non-operating expenses. Other income, net increased $1.0 million in the third quarter of 2011 compared to the third quarter of 2010 primarily due to a $1.0 million increase in foreign currency gains related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee and the Singapore Dollar. We recorded a net foreign currency gain of approximately $0.6 million and a net foreign currency loss of $0.4 million during the third quarter of 2011 and 2010, respectively.
Income tax provision. Our effective income tax rate was 26.6% and 33.9% for the quarters ended September 30, 2011 and 2010, respectively. The effective rate for the three months ended September 30, 2011 is impacted by the $2.5 million recovery of the previously impaired investment discussed above. We did not record a tax benefit on the original impairment charge because we did not have any future capital gains to offset the loss and therefore do not have tax expense related to the reversal of the charge. In addition, the effective tax rate in the third quarter of 2011 included a tax benefit from disqualifying dispositions of incentive stock options that were previously expensed and a reduction of U.S. federal and state income tax reserves that resulted from the expiration of tax audit statues for tax returns filed for 2007 and prior and the settlement of an IRS audit. The effective tax rate in the third quarter of 2010 included the reduction in U.S. federal income tax reserves that resulted from the expiration of tax audit statues for tax returns filed for 2006 and prior, partially offset by the establishment of income tax reserves for state audits.
Financial Summary for the First Nine Months of 2011 Condensed Consolidated Financial Results
•	Diluted earnings per share for the nine months ended September 30, 2011 was $1.59, compared to $0.96 for the nine months ended September 30, 2010. Results for the nine months ended September 30, 2011 include a positive impact of $0.12 per share for the recovery of an auction rate security investment which had been impaired in a prior period. The prior year’s results include $0.04 per share of recoveries of previously expensed sales tax associated with expiring sales tax audit statutes.
•	Consolidated revenue for the nine months ended September 30, 2011 was $245.7 million, compared to $225.6 million for the nine months ended September 30, 2010. License revenue was $37.7 million for the nine months ended September 30, 2011, compared to $41.8 million in the nine months ended September 30, 2010.
•	Operating income was $45.2 million for the nine months ended September 30, 2011, compared to $33.1 million for the nine months ended September 30, 2010. Results for the nine months ended September 30, 2011 include a $2.5 million recovery of an auction rate security investment referred to above. The prior year’s results include $1.2 million of recoveries of previously expensed sales tax associated with expiring sales tax audit statutes.

•	Income tax expense for the nine months ended September 30, 2011 includes a $2.0 million tax benefit resulting from the release of a valuation allowance associated with a change in India tax law. The change eliminates the tax holiday for India companies under the STPI “Software Technology Park of India” tax plan.
•	For the nine months ended September 30, 2011, we repurchased approximately 2.8 million common shares under the share repurchase program authorized by the Board of Directors for a total investment of $93.3 million.
The results of our operations for the nine months ended September 30, 2011 and 2010 are discussed below.
Revenue

	Nine Months Ended September 30,
				% of Total Revenue
	2011	2010	% Change	2011	2010
	(in thousands)

Software license	$37,674	$41,784	-10%	15%	18%
Services	183,446	161,727	13%	75%	72%
Hardware and other	24,594	22,093	11%	10%	10%

Total revenue	$245,714	$225,604	9%	100%	100%

License revenue. License revenue decreased $4.1 million, or 10%, in the nine months ended September 30, 2011 over the same period in the prior year due to the sluggish economic recovery in the United States and other geographic regions in which we operate. We also believe that license revenue decreased due to the extension of current sales cycles for large deals greater than $1.0 million during first quarter of 2011. However, we completed four large deals greater than $1.0 million during the second quarter of 2011 and three large deals greater than $1.0 million during the third quarter of 2011, which is comparable to our more historic norm of three to four large deals per quarter. Our license revenue performance depends heavily on the number and relative value of large deals we close in the quarter, and the sales cycle on these deals remains somewhat less predictable than in prior years.
The license sales percentage mix across our product suite in the nine months ended September 30, 2011 was approximately 60/40 of warehouse management solutions to non-warehouse management solutions, respectively.
Services revenue. Services revenue increased $21.7 million, or 13%, in the nine months ended September 30, 2011 compared to the same period in the prior year due to a $17.1 million increase in professional services revenue and a $4.6 million increase in customer support and software enhancements. The increase in services revenue is primarily due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas, EMEA and APAC segments increased $15.1 million, $3.9 million and $2.7 million, respectively, in the nine months ended September 30, 2011 compared to the same period in the prior year.
Hardware and other. Hardware sales increased by $1.3 million, or 9%, to $16.6 million in the nine months ended September 30, 2011 compared to $15.3 million for the same period in the prior year. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $8.0 million and $6.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Cost of Revenue

	Nine Months Ended September 30,
	2011	2010	% Change
	(in thousands)
Cost of license	$4,259	$4,631	-8%
Cost of services	80,474	73,631	9%
Cost of hardware and other	19,452	18,366	6%

Total cost of revenue	$104,185	$96,628	8%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased slightly by $0.4 million, or 8%, in the first nine months of 2011 compared to the same period of 2010 principally due to the decrease in license revenue.
Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $6.8 million, or 9%, increase in cost of services in the nine months ended September 30, 2011 compared to the same period in the prior year was principally due to a $9.0 million increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization, partially offset by a $2.2 million decrease in performance-based bonus expense.
Cost of hardware and other. Cost of hardware decreased slightly by $0.1 million to approximately $11.6 million in the nine months ended September 30, 2011 compared to the same period of 2010. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $7.9 million and $6.7 million for the nine months ended September 30, 2011 and 2010, respectively.
Operating Expenses

	Nine Months Ended September 30,
	2011	2010	% Change
	(in thousands)
Research and development	$31,936	$30,640	4%
Sales and marketing	33,774	32,870	3%
General and administrative	27,256	25,359	7%
Depreciation and amortization	5,922	6,995	-15%
Recovery of previously impaired investment	(2,519)	—	-100%

Operating expenses	$96,369	$95,864	1%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the nine months ended September 30, 2011 increased by $1.3 million compared to the same period in 2010. This increase was primarily attributable to an increase in compensation and employee-related expenses of $1.7 million and an increase in professional fees and travel expenses of $0.3 million, partially offset by a decrease in performance-based compensation expense of $0.8 million.
Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses slightly increased by $0.9 million, or 3%, in the first nine months of 2011 compared to the same period of the prior year. This increase was mainly attributable to the increase in marketing programs of $1.2 million and an increase in compensation and employee-related expenses of $1.1 million partially offset by a decrease in performance-based compensation expense of $0.6 million and a decrease in equity-based compensation expense of $0.4 million.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased $1.9 million, or 7%, during the nine months ended September 30, 2011 compared to the same period in the prior year. The increase was primarily attributable to an increase in compensation, employee-related expenses, and temporary contracted personnel of $1.3 million and a $1.2 million recovery of previously recorded state sales tax in 2010, partially offset by a $0.8 million decrease in performance-based compensation expense.
Depreciation and amortization. Depreciation expense amounted to $4.7 million and $5.1 million for the nine months ended September 30, 2011 and 2010, respectively. Amortization of intangibles associated with various acquisitions totaled $1.2 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively.
Recovery of previously impaired investment. During the quarter ended September 30, 2008, we recorded an impairment charge of $3.5 million on an investment in an auction rate security. We reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. However, during the quarter ended September 30, 2011, we were able to sell the auction rate security recovering 72%, or $2.5 million, of our original investment.
Operating Income
Operating income for the nine months ended September 30, 2011 was $45.2 million, which includes a $2.5 million recovery of an auction rate security investment which had been impaired in a prior period, compared to $33.1 million for the nine months ended September 30, 2010. Operating margins were 18.4% for the first nine months of 2011 versus 14.7% for the first nine months of 2010. Operating income and margins increased due to strong services revenue and expense management.
Other Income (Loss) and Taxes

	Nine Months Ended September 30,
	2011	2010	% Change
Other income (loss), net	$1,214	$(382)	418%
Income tax provision	11,992	11,114	8%
Other income (loss), net. Other income (loss), net principally includes interest income, foreign currency gains and losses and other non-operating expenses. Other income (loss), net increased $1.6 million in the nine months ended September 30, 2011 compared to the same period in 2010 primarily related to foreign currency fluctuations of the U.S. dollar relative to foreign currencies. We recorded a net foreign currency gain of $0.4 million and a net foreign currency loss of $0.7 million during the nine months ended September 30, 2011 and 2010, respectively. Additionally, interest income increased $0.4 million.
Income tax provision. Our effective income tax rate was 25.9% and 34.0% for the nine months ended September 30, 2011 and 2010, respectively. The effective rate for the nine months ended September 30, 2011 is impacted by the $2.5 million recovery of the previously impaired investment discussed above. We did not record a tax benefit on the original impairment charge because we did not have any future capital gains to offset the loss and therefore do not have tax expense related to the reversal of the charge. Also, the effective tax rate for the nine months ended September 30, 2011 included a $2.0 million tax benefit resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit is attributable to the elimination of the tax holiday for Indian companies under the STPI “Software Technology Park of India” tax plan, based on the February 2011 budget approved by the India Finance Ministry, which will allow us to utilize tax assets previously reserved. In addition, the effective tax rate for the nine months ended September 30, 2011 included a tax benefit from the disqualifying disposition of incentive stock options that were previously expensed and the reduction of U.S. federal and state income tax reserves that resulted from the expiration of tax audit statues for tax returns filed for 2007 and prior and the settlement of an IRS audit. The effective tax rate for the first nine months of 2010 included a tax benefit from the disqualifying disposition of incentive stock options that were previously expensed and the reduction of U.S. federal income tax reserves that resulted from the expiration of tax audit statues for tax returns filed for 2006 and prior, partially offset by the establishment of income tax reserves for state audits.

Liquidity and Capital Resources
As of September 30, 2011, we had approximately $101.7 million in cash, cash equivalents and investments, as compared to $126.9 million at December 31, 2010. Our main source of operating cash flow is cash collections from our customers, which we use to fund our operations. Our priorities for the use of cash will be similar to prior years, with our highest priorities being continued investment in product development and in sales and services resources to drive and support profitable growth and to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the fourth quarter of 2011 or in 2012 for general corporate purposes.
Our operating activities generated cash flow of approximately $41.0 million and $35.4 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in cash flow from operations was primarily attributable to higher revenue and net earnings. Days sales outstanding were 61 days at September 30, 2011 and 60 days at September 30, 2010.
Our investing activities used cash of approximately $3.2 million and $12.8 million for the nine months ended September 30, 2011 and 2010, respectively. The primary use of cash for investing activities for the nine months ended September 30, 2011 was $3.7 million in capital expenditures partially offset by the net maturities of $0.5 million in investments. The primary use of cash for investing activities for the nine months ended September 30, 2010 was the net purchase of $8.4 million in short-term investments and $4.3 million in capital expenditures.
Our financing activities used cash of approximately $63.9 million and $37.8 million for the nine months ended September 30, 2011 and 2010, respectively. The principal use of cash for financing activities for the nine months ended September 30, 2011 was to purchase approximately $95.6 million of our common stock, including $2.3 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $30.3 million and a $1.4 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. The principal use of cash for financing activities for the nine months ended September 30, 2010 was to purchase approximately $56.6 million of our common stock, including $1.2 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $18.4 million.
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
Critical Accounting Policies and Estimates
In the first nine months of 2011, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010.

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
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.
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
The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended September 30, 2011. All repurchases related to the repurchase program were made on the open market.

			Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar
	Number of	Price	as Part of Publicly	Value) of Shares that May
	Shares	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased(a)	Share(b)	Programs	the Plans or Programs
July 1 – July 30, 2011	56,314	$37.62	52,800	$48,006,815
August 1 – August 31, 2011	480,895	34.45	480,895	31,438,239
September 1 – September 30, 2011	312,753	34.81	311,815	20,585,901

Total	849,962	$34.79	845,510	$20,585,901

(a)	Includes 3,514 shares and 938 shares withheld for taxes due upon vesting of restricted stock during July and September, respectively.

(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $35.64 and $35.35 in July and September, respectively.
In October 2011, our Board of Directors approved raising our remaining repurchase authority for the Company’s common stock to a total of $50.0 million.

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

Exhibit 101**
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2011, filed on October 28, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 and (iv) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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

MANHATTAN ASSOCIATES, INC.

Date: October 28, 2011	/s/ Peter F. Sinisgalli Peter F. Sinisgalli
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: October 28, 2011	/s/ Dennis B. Story Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2011, filed on October 28, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 and (iv) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.