Form 10-K
period 2011-12-31
MANHATTAN ASSOCIATES INC
filed 2012-02-23
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-23999

Manhattan Associates, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2373424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Windy Ridge Parkway, Suite 1000 Atlanta, Georgia	30339
( Address of principal executive offices)	( Zip Code)

Registrant’s telephone number, including area code: (770) 955-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2011 was $726,915,678, which was calculated based upon a closing sales price of $34.44 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of February 16, 2012, the Registrant had outstanding 20,555,694 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2012 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

Forward-Looking Statements

In addition to historical information, this Annual Report may contain “forward-looking statements” relating to Manhattan Associates, Inc. Investor and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, technical difficulties, availability of technical personnel, changes in customer requirements, competitive pressures, market acceptance, the impact of acquisitions, and general economic conditions. Additional factors are set forth in the “Risk Factors” in Part I, Item 1A of this Annual Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results. Our Annual Report on Form 10-K is available through our website at www.manh.com.

PART I

Item 1. Business

Overview

We develop, sell, deploy, service and maintain supply chain software solutions that help retailers, distributors, wholesalers, manufacturers, grocery stores, life sciences companies, government, and other organizations effectively manage their supply chains. Supply chain solutions help organizations ensure that the right products are available to the right customers at the right time and at the right cost, so that they can build customer loyalty, differentiate their brands, and calibrate costs and revenues to align with organizational goals. Some key benefits of implementing our solutions include:

•

Mastering channel proliferation by being able to forecast and manage inventory, sales, and returns through multiple channels (stores, websites, mobile devices, catalogs, call centers) independently, yet execute customer interactions as a united entity to deliver consistent brand experiences, optimize revenue, and mitigate unnecessary and duplicative costs;

•	Coordinating workflows and communication with other participants in a supply chain ecosystem, including suppliers, manufacturers, distributors, customers, and transportation providers;

•	Increasing visibility across the supply network to improve sales and customer order fill rates while reducing network inventory;

•	Balancing transportation and inventory costs with desired service levels across all channels;

•

Increasing productivity and asset utilization in distribution centers, transportation networks, and delivery channels, including retail stores, to capture more customer revenue and improve return on supply chain investments, including storage, labor, inventory, and transportation investments;

•	Improving compliance with customer requirements, including radio frequency identification (RFID) and electronic product code (EPC) requirements; and

•	Accelerating eco-friendliness through “green” initiatives such as reducing carbon footprints and greenhouse gas emissions and improving reuse and recycling.

We believe that a platform-based approach is the best way to optimize an organization’s supply chain, as well as its entire supply chain ecosystem, meaning all of the interdependent elements both inside and outside an organization that interact to impact how effectively, efficiently, and economically that organization’s supply chain operates. Supply chain ecosystems encompass disparate functions within an organization that affect its supply chain (such as distribution, transportation, order lifecycle management, inventory optimization, and planning and forecasting) as well as interactions with entities outside the organization but integral to its supply chain, including manufacturers, suppliers, distributors, trading partners, transportation providers, channels (such as catalogers, store retailers, call centers, mobile devices and web outlets) and consumers.

Platform ThinkingTM describes the intelligence that infuses the way we design our software, consult with our customers and deliver our solutions. Our rationale is built on this premise: Making decisions about inventory, orders, transportation, and distribution in isolation without considering data, workflows, and inputs from each discipline in the supply chain and from its ecosystem can lead to more costly and suboptimal decisions. This is because each of these areas generates cost and service-level consequences that impact the others directly or indirectly. Platform Thinking gives organizations a unified view of their supply chains by replacing “silo thinking” with Whole Chain AwarenessTM, a blend of insight and execution capabilities across supply chains and supply chain ecosystems that delivers advanced levels of visibility, agility, responsiveness and economy for organizations that depend on their supply chains for uncommon and strategic advantage.

We deliver these benefits in a market-differentiating way through a comprehensive array of supply-chain-centered people, principles, products, protocols, and processes we call Manhattan MORE®: Manhattan’s Optimized Roadmap to Excellence (See Figure 1). These elements work together to coordinate insights, people, workflows, assets, events, and tasks holistically across supply chain functions from planning through execution. They also help to coordinate actions, data exchange, and communication among participants in supply chain ecosystems.

We were founded in 1990 in Manhattan Beach, California and incorporated in Georgia in 1998. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries. Our principal executive offices are located at 2300 Windy Ridge Parkway, Suite 1000, Atlanta, Georgia 30339, and our telephone number is 770-955-7070.

Industry Background

Globalization and technological advances have radically altered competition, service expectations, and business operating imperatives for modern organizations. Pressures such as outsourcing, sales, and distribution channel proliferation and convergence, growing item diversity and volume to satisfy evolving global consumer demands, fluctuating fuel costs, global labor sourcing, and regulatory and security requirements motivate organizations to closely examine not only their supply chain operations, but also how they interact in supply chain ecosystems that link suppliers, trading partners, manufacturers, sellers, distributors, transporters, channels, and customers. We believe this is because mastering supply chains and ecosystems in unique ways is necessary to create sustainable competitive advantages in today’s globally interacting commerce environment.

In our target markets, profitable operations, brand leadership, and customer loyalty generally depend not only on product mix, but also on the blends of services—including item availability, channel choice, pricing options, return policies, ease of buying, ease of delivery, and technical or operational support—that uniquely surround those products to satisfy targeted customer desires in competitively differentiating ways. Supply chain solutions not only help organizations manage logistics operations, but also enable them to coalesce data, workflows, events, and tasks from across the web of suppliers, trading partners, customers, and other participants in a supply chain ecosystem to better understand customer preferences and buying motivations and to make optimal business decisions.

Organizations deploy supply chain technology, software, and services to solve identified operational inefficiencies or create operational advantages in ways that can scale as their businesses grow. They also look to easily integrate supply chain solutions with other technology, such as enterprise resource planning (ERP) systems, customer relationship management (CRM) systems, e-business systems, web- and mobile-based commerce systems, order management systems, material handling equipment (MHE), and other solutions involved in creating efficient, competitive, and profitable operations.

Manhattan Associates’ Software Solution Portfolios

Our platform-based supply chain software solution portfolios – Manhattan SCOPE® and Manhattan SCALETM – are designed with our Platform Thinking approach to deliver both business agility and total cost of ownership advantages to customers. Manhattan SCOPE (Supply Chain Optimization, Planning through Execution, depicted in Figure 2) leverages our Supply Chain Process Platform (SCPP, depicted in Figure 3) to unify the full breadth of the supply chain, while Manhattan SCALE (Supply Chain Architected for Logistics Execution, depicted in Figure 4) leverages Microsoft’s ..NET® platform to unify logistics functions.

Our solutions operate across Unix, IBM System i, Linux and Microsoft.NET computing platforms, as well as on multiple hardware platforms and systems. Because supply chain solutions necessarily interact with other business operation systems, our solutions are designed to interoperate with software from other providers as well as with a company’s existing legacy systems. This interfacing and open system capability enables customers to continue using existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide adapters for many ERP systems to enhance system communication and reduce implementation costs, including (but not limited to) Oracle, SAP, and Microsoft Dynamics AX. We also offer certain of our solutions in both on-premise software and cloud computing models so that customers can select the option that best meets their requirements for control, flexibility, cost of ownership, and time-to-deployment.

Manhattan SCOPE®

SCOPE is ideally suited for companies that consider supply chain software, processes, and technology strategic to market leadership. Predictive and algorithmic technology embedded in SCOPE helps organizations refine decisions dynamically as market or operational conditions change. Advantages derived from coordinated real-time visibility, event management, ecosystem collaboration, and intelligence across supply chain operational departments and functions avert having decisions in one supply chain area unexpectedly affect another unfavorably. By organizing supply chain optimization holistically, Manhattan enables customers to fine-tune costs, profitability, and service levels as their business objectives and market conditions evolve.

Supply Chain Platform Applications

SCOPE Platform Applications span the entire portfolio to provide key visibility, intelligence, and adaptive functionality across the enterprise. These solutions offer the broad supply chain insight and analytics that are critical to an executive’s ability to proactively manage the impact of supply chain decisions. Whether deployed with our Solution Suite applications or integrated with other enterprise systems, our Platform Applications provide a comprehensive range of event and schedule tracking; alerts and notifications; inventory, order and shipment visibility; cost monitoring and tracking; leading-edge analytics, and reporting with graphical depictions of critical supply chain performance metrics.

Supply Chain Solution Suites

Each Solution Suite is designed to enable users to proactively plan, monitor, and execute against supply chain objectives.

Planning and Forecasting enables organizations to sense and respond to demand, and to support all levels of enterprise merchandise planning, from strategic level planning down to assortment and key item planning. Our Demand Forecasting solution leverages a unique Unified Forecasting MethodTM (UFM) to enable organizations to optimally forecast and manage – by specific channel – challenging planning and forecasting situations, including forecasting buying patterns for seasonal items, intermittently sold items, and items that sell in different patterns and at different paces in different channels. Customer Preference Planning capabilities use multivariable shopper preference data to create merchandise, pricing and promotion plans tuned to how customers think when shopping and buying across multiple channels (including stores, catalogs, the web, mobile devices and call centers) so retailers understand relationships among product type, style, brand, color, fabrication, and price when customers make decisions to buy.

Inventory Optimization enables enterprises to reduce overall network inventory to release working capital while improving sales and customer order fill rates. Inventory Optimization also provides analytical tools to better balance the financial trade-off between improving customer service levels and overall inventory investments. Our multi-echelon, all-channel solution helps organizations manage distribution networks with more than one type or level of distribution center between suppliers and various endpoints. Vendor Managed Inventory and Extended Enterprise Management solutions help formulate tighter, lasting relationships with key trading partners, such as replenishing products into customers’ locations or sharing key supply chain performance indicators.

Order Lifecycle Management orchestrates the order, fulfillment, and returns processes across all channels to identify additional revenue opportunities, streamline inventory investments, match available inventory to current demand regardless of channel, avoid both overstock and out-of-stock situations, and reduce overall fulfillment costs. For retailers, in-store, mobile, and call center capabilities enable associates to locate and sell items from across a company’s supply chain network to meet real-time customer demand.

Transportation Lifecycle Management optimizes all aspects of transporting product through supply chains, from procurement through delivery. The system helps companies manage assets, timing, accuracy, and costs for both inbound and outbound shipments, and across private and contracted fleets. The solution also interconnects transportation partners and suppliers to improve visibility to initial and changing requirements as well as to improve delivery and billing accuracy.

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

X-Suite Solutions

X-Suite Solutions leverage Manhattan’s SCPP to synthesize capabilities of two or more solutions or solution components to solve a specific supply chain problem. For example, Flow Management synthesizes Demand Forecasting, Replenishment, Supply Chain Visibility, Distributed Order Management, and Warehouse Management, while Extended Enterprise Management synthesizes Supplier Enablement, Hub Management, Transportation Enablement, Store / Consumer Gateway, Collaborative Gateway, Supply Chain Visibility, and Supply Chain Event Management.

Flow Management improves supply chain agility while reducing the volume of inventory required to deliver defined customer service levels. In a flow-through distribution model, goods that arrive at a distribution center are promptly shipped from the center to their next destination without ever being stored in the center. Businesses achieve the greatest benefit from a flow-through distribution model only through synchronizing demand management, inventory optimization, purchase order allocation, and the physical distribution of inventory. Flow Management enables organizations to evolve from a facilities-based distribution model to a more holistic, network-based model. Organizations leverage Flow Management to free inventory to drive maximum profitability and customer service across channels, redirect inbound supply directly to customers, alternate stores or distribution centers based on real-time demand signals, and optimize cross-channel inventory by using the same enterprise-wide supply planning and inventory management process.

Extended Enterprise Management connects organizations with supply chain ecosystem participants to create insight to supply chain events and improve inventory ordering and movement through supply chains. The solution facilitates quick and fluid interactions with trading partners, optimizes order management, creates compliant case labels and advanced shipment notifications upstream, assures quality inventory and shipments, and senses and responds efficiently to supply chain events to increase on-time delivery rates, improve inventory control, and meet demand expectations.

Supply Chain Process Platform

At the foundation of Manhattan SCOPE is our Supply Chain Process Platform (SCPP), which utilizes a service-oriented architecture (SOA), common data model, collaborative gateways, and an optimization engine (among other constructs) to facilitate supply chain transformations that help our customers create and sustain competitive advantages. Specific elements of Manhattan’s SCPP, along with related core benefits, are detailed in Figure 3.

Among its overall benefits, our SCPP enables customers using multiple Manhattan SCOPE applications to achieve Cross-Application OptimizationTM. Cross-Application Optimization is our term for the compound benefits derived not only from optimizing multiple functional supply chain elements individually, but also collectively by considering factors across multiple functions in a supply chain (e.g., warehouse management, transportation, inventory, and labor) simultaneously, so that their individual and related impacts inform each decision to determine the optimal course of action for the organization as a whole. Our SCPP’s common architecture also enables customers to speed implementations, simplify upgrades, and achieve lower total cost of ownership over time.

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

Manhattan SCALETM

SCALE is our portfolio of logistics execution solutions built on the Microsoft®.NET platform. It is targeted toward companies with execution-focused supply chain needs that require speed-to-value, resource-light system configuration and maintenance, and the ability to quickly scale their logistics operations up or down in response to market fluctuations or business requirement changes. SCALE combines the features of Trading Partner Management, Yard Management, Optimization, Warehouse Management, and Transportation Execution, as shown in Figure 4.

Because SCALE leverages a common platform, solutions share common data elements, and each user can access all applications through a single sign-on. Users also can set up “dashboards” that enable easy access to real-time information most relevant to their jobs. SCALE’s ease of deployment, operation, and support make it a popular choice for organizations operating in countries with emerging and developing economies, and where technical support resources are limited.

Professional Services

We advise and assist our customers in planning and implementing our solutions through our global Professional Services Organization. To ensure long-term successful customer relationships, consultants assist customers with the initial deployment of our systems, the conversion and transfer of the customer’s historical data onto our systems, and ongoing training, education, and system upgrades. We believe our Professional Services teams enable customers to implement our solutions knowledgeably and in the appropriate amount of time, help customers achieve expected results from system investments, continuously identify new opportunities for supply chain advancements, and meaningfully add to our industry-specific knowledge base to inform future implementations and product innovations.

Substantially all of our customers use at least some portion of our Professional Services to implement and support our software solutions. Professional Services typically are rendered under time and materials contracts, with services billed by the hour. Professional Services sometimes are rendered under fixed-fee contracts, with payments due on specific dates or milestones. We believe that increased sales of our software solutions will drive higher demand for our consulting services.

We believe our Professional Services team delivers unique supply chain expertise to our customers through industry-specific “best-practices” protocols and processes developed through the collective knowledge we have gained in more than 3,900 installations worldwide. We also extensively train our consulting personnel on supply chain operations and on our solutions.

Business consultants, systems analysts, and technical personnel assist customers in all phases of implementing our systems, including planning and design, customer-specific module configuration, on-site implementation, or conversion from existing systems, and integration with customer systems such as Enterprise Resource Planning (ERP), web- and mobile-based commerce platforms, and Material Handling Equipment (MHE) systems. At times, third-party consultants, such as those from major systems integrators, assist our customers with certain implementations.

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

Training

We offer training in a structured environment for new and existing users. Training programs are provided at fixed fees per-person, per-class, and cover topics such as (but not limited to) solution use, configuration, implementation, and system administration. Several computer-based training programs can be purchased for a fixed fee for use at client sites.

Hardware Sales

Along with software licenses, and as a convenience for our customers, we sell a variety of hardware developed and manufactured by others, including (but are not limited to) computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We sell all hardware pursuant to agreements with manufacturers or through distributor-authorized reseller agreements. These agreements entitle us to purchase hardware at discount prices, and to receive technical support during product installations and following product malfunctions. We do not maintain hardware inventory as we generally purchase hardware from vendors only after receiving related customer orders.

Strategy

Our objective is to extend our position as the best global supply chain solutions provider for supply chain leaders, meaning organizations intent on creating and sustaining market advantages by leveraging supply chain solutions. Our solutions help global distributors, wholesalers, retailers, logistics providers and manufacturers successfully manage accelerating and fluctuating market demands, as well as master the increasing complexity and volatility of their local and global supply chains. We believe our solutions are advanced, highly functional, and highly scalable. They are designed to enable organizations to: create customer experiences consistent with their brand values; improve relationships with suppliers, customers and logistics providers; leverage investments across supply chain functions; effectively manage costs; and meet dynamically changing customer requirements. We believe our solutions are uniquely positioned to holistically optimize supply chains from planning through execution, and that customers can leverage this holistic approach to create operational and market advantages. Strategies to accomplish our objectives include (but are not limited to) the following:

Develop and Enhance Software Solutions. We intend to continue to focus our research and development resources on enhancing our supply chain solutions. We offer what we believe to be the broadest and most richly-featured software portfolio in the supply chain solutions marketplace. To continuously expand functionality and value, we plan to continue to provide enhancements to existing solutions and to introduce new solutions to address evolving industry standards and market needs. We identify these opportunities through our Product Management, Professional Services, Customer Support, and Account Management organizations, through interactions such as ongoing customer consulting engagements and implementations, sessions with our solution user groups, association with leading industry analyst and market research firms, and participation on industry standards and research committees. Our solutions address needs in various vertical markets, including retail, consumer goods, food and grocery, logistics service providers, industrial and wholesale, high technology and electronics, life sciences and government. We intend to continue to enhance our solutions to meet the dynamic requirements of these and new vertical markets as business opportunities dictate.

Expand International Presence. We believe that our solutions offer significant benefits to customers in markets outside the United States, and for organizations with global operations. Approximately 1,100 out of a total of approximately 2,135 Manhattan employees work outside the United States to build international sales, service our international clients, and further develop our solutions. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia. Our Europe, Middle East, and Africa (EMEA) operations support sales, implementation services, and customer support functions for customers in Europe as well as a number of customers across the Middle East, concentrated in countries we consider politically and economically stable, such as Saudi Arabia, United Arab Emirates, Kuwait, Turkey, Jordan, and Oman. Our Asia Pacific (APAC) operations service emerging opportunities in China, Southeast Asia, and India, as well as more established markets in Australia and New Zealand. Our international strategy includes leveraging the strength of our relationships with current U.S.-based customers that also have significant overseas operations, and pursuing strategic marketing partnerships with international systems integrators and third-party solution providers.

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

Acquire or Invest in Complementary Businesses. We continuously evaluate strategic acquisition opportunities of technologies, solutions, and businesses that are consistent with our platform-based strategy and enable us to enhance and expand our supply chain planning and execution solutions and service offerings. Preferred acquisition targets are those that would be complementary to our existing solutions and technologies, expand our geographic presence and distribution channels, extend our presence into additional vertical markets with challenges and requirements similar to those we currently serve, and further solidify our leadership position within the primary components of supply chain planning and execution.

Sales and Marketing

We employ multi-disciplinary sales teams that consist of professionals with industry experience in sales and technical sales support. To date, we have generated the majority of our software sales (licensing) revenue through our direct sales force. We plan to continue to invest in our sales, services, and marketing organizations within the United States, EMEA, and APAC, and to pursue strategic marketing partnerships. We conduct comprehensive global marketing programs that include prospect profiling and targeting, lead generation, public relations, analyst relations, trade show attendance and sponsorships, supply chain conference hosting, online marketing, joint promotion programs with vendors and consultants, and ongoing customer communication programs.

Our sales cycle typically begins with the generation of a sales lead — through in-house telemarketing efforts, targeted promotions, web inquiries, trade show presence, speaking engagements, hosted seminars, or other means of referral — or the receipt of a request for proposal from a prospective customer. Leads are qualified and opportunities are closed through a process that includes telephone-based assessments of requirements; responses to requests for proposals, presentations and product demonstrations, site visits and/or reference calls with organizations already using our supply chain solutions, and contract negotiations. Sales cycles vary substantially from opportunity to opportunity, but typically require six to twelve months.

In addition to new customer sales, we plan to continue to leverage our existing customer base to drive revenue from system upgrades, sales of additional licenses of purchased solutions, and sales of new or add-on solutions. To efficiently penetrate emerging global markets, we leverage indirect sales channels, including sales through reseller agreements, marketing agreements, and agreements with third-party logistics providers. To extend our market coverage, generate new business leads, and provide access to trained implementation personnel, we leverage strategic alliances with systems integrators skilled at implementing our solutions. Business referrals and leads are positively influenced by systems integrators, which include most of the large consulting firms and other systems consulting firms specializing in our targeted industries.

Our Manhattan Value Partner (Manhattan MVP™) and Manhattan GeoPartner™ programs foster joint sales and marketing with other organizations. Manhattan Value Partners are proven software and hardware providers, trusted third-party integrators and consultants who bring added value to customer engagements through vertical industry knowledge or technical specialization. Manhattan MVPs support and complement our supply chain solutions so we can provide customers with a comprehensive approach that is suited to their business requirements. This collaborative program is designed to benefit both Manhattan and our partners through tailored joint marketing, sales and, in some cases, co-development efforts. Among others, Manhattan MVPs include Accenture, Deloitte, IBM, Microsoft, and Motorola. Manhattan GeoPartners represent a select group of companies that sell and implement our solutions in specific geographies around the world, each providing valuable localized expertise to meet customer needs in areas such as Western Europe, Eastern Europe, Russia, the Middle East, Latin America, Africa, and the Asia Pacific region.

Customers

To date, our customers have been suppliers, manufacturers, distributors, retailers, and logistics providers in a variety of industries. The following table sets forth a representative list of customers that contracted to purchase solutions and services from us in 2011.

Alliant Techsystems, Inc.

A.N. Deringer, Inc.

Abercrombie & Fitch Management Co.

Ahold USA, Inc.

American Eagle Outfitters, Inc.

Anna's Linens

ATB-Market LTD

AvtoZapchast Kamaz Ltd

Baihong

Beigi Foton Motor Co., Ltd

Belk, Inc.

Better Life Commercial Chain Share Co
LTD

Bollore Logistics

Brown Shoe Company, Inc.

BuBuGao

BUT International SAS

Ceva Logistics U.S., Inc.

Chanel, Inc.

Charming Shoppes of Delaware, Inc.

China DRTV

Christian Dior Perfumes LLC on behalf of
LVMH Affiliates

Coach, Inc.

Complete Entertainment Services Ltd

Copernica Inc.

CSPC Zhongcheng Pharmaceutical
Logistics Company

DBA Amplifier

Denso Europe B.V.

Devanlay SA

Distribution Pty Ltd

Dubois Chemicals, Inc.

eCMM Services, Inc.

El Corte Ingles

Ewing Irrigation, Inc.

F&T Apparel LLC

Family Dollar, Inc.

Fantastic Holdings Limited

Fasteners for Retail

Federal-Mogul Corporation

Fiskars Brands, Inc.

Fitness Quest

Follett Higher Education Group

Freight Mark Sdn Bhd

GSI Commerce Solutions, Inc.

Gulf State Toyota

Harlequin Sales Corporation

Heilan Group

Heineken Enterprise SAS

Holiday Classic

House of Fraser (Stores) Limited

IFC Warehousing

InterDesign, Inc.

Jack Link's Beef Jerky

Jeanswest Corporation Pty Ltd

Jiangsu Horizon Supermarket Company Limited

Jumei

Karmaloop, Inc.

Kwik Trip Inc.

Legrand North America, Inc.

Leisure Arts, Inc.

LeSaint Logistics (fka IMC Logistics)

Liquidity Services, Inc.

Marketing Services by Vectra

MARR Russia

Masscash (Pty) Limited

Michael Kors (USA), Inc.

Monoprice, Inc.

Mulberry Group Plc

MWI Veterinary Supply Co.

Niagara Bottling LLC

Northern Tool & Equipment Co., Inc.

Ocean State Jobbers, Inc.

Office Depot Mexico

O'Reilly Automotive, Inc.

Pacific Sunwear of California, Inc.

Panalpina Management AG

Performance Team Freight Systems, Inc.

PETCO Animal Supplies Stores, Inc.

Pitt-Ohio, Inc.

Precision Planting Incorporated

PSP Distribution LLC

Radiant Group (Pty) Ltd.

Restoration Hardware

Retail Brand Alliance, Inc.

S.F. Express (Group) Co., Ltd.

Sara Lee Corporation

Schneider Electric Industries

Shanghai RongChen Boshiwa Group Co., Ltd

Simplehuman LLC

Société Coopérative d’approvisionnement Rhone Alpes (E. Leclerc)

Southern Wine & Spirits of America, Inc.

Speed Global Services

Starbucks Corporation

Stella & DOT LLC

Super Retail Group

The Beistle Company

The Container Store

The Harvard Drug Group LLC

The Jones Group

True Religion Brand Jeans

United Natural Foods, Inc.

Westco MultiTemp Distribution Centres, Inc.

Western Express, Inc.

Wineworks Marlborough Ltd.

Winn-Dixie Stores, Inc.

Zhejiang Semir Garment Co., Ltd.

Our top five customers (new or pre-existing) in the aggregate accounted for 15%, 10%, and 11% of total revenue for the years ended December 31, 2011, 2010, and 2009, respectively. No single customer accounted for more than 10% of our total revenue in 2011, 2010, or 2009.

Product Development

We focus our development efforts on adding new functionality to existing solutions, integrating our various solution offerings, enhancing the operability of our solutions across our Supply Chain Process Platform and across distributed and alternative hardware platforms, operating systems, and database systems, and developing new solutions. We believe that our future success depends, in part, on our ability to continue to enhance existing solutions, to respond to dynamically changing customer requirements, and to develop new or enhanced solutions that incorporate new technological developments and emerging supply chain and industry standards. To that end, development frequently focuses on base system enhancements and incorporating new user requirements and features into our solutions. As a result, we deliver packaged, highly configurable solutions with increasingly rich functionality rather than custom-developed software. We also deliver interface toolkits for many major ERP systems to enhance communication and improve data flows between our core solutions and our clients’ host systems.

We leverage internal and external scientific advisors to inform our solution strategies and research and development approaches with the most advanced thinking on supply chain opportunities, challenges, and technologies. Our internal research team is comprised of Ph.D.-credentialed math and science experts who work on creating and solving algorithms and other constructs that advance the optimization capabilities and other aspects of our solutions. Our external Science Advisory Board unites the thinking of experts from leading educational institutions known for their supply chain disciplines, and practitioners from organizations deploying supply chain technology in innovative and market-advancing ways. Together, our Research Team and Science Advisory Board inform both the practical business approaches and the mathematical and scientific inventiveness of our solutions.

We conduct most development internally in order to retain development knowledge and promote programming standards continuity. However, we may periodically outsource some projects that can be performed separately and/or that require special skills. We also use third-party research and development companies to localize our products into Chinese, French, Japanese, and Spanish. Since 2002 we have operated a development center in Bangalore, India, which houses approximately 445 research and development professionals.

Our research and development expenses for the years ended December 31, 2011, 2010, and 2009 were $42.4 million, $40.5 million, and $36.7 million, respectively. We intend to continue to invest significantly in product development.

Competition

Our solutions are solely focused on the supply chain planning and execution markets, which have been consolidating rapidly, are intensely competitive, and are characterized by rapid technological change. The principal competitive factors affecting the markets for our solutions include: industry expertise; company and solution reputation; company viability; compliance with industry standards; solution architecture; solution functionality and features; integration experience, particularly with ERP providers and material handling equipment providers; ease and speed of implementation; proven return on investment; historical and current solution quality and performance; total cost of ownership; solution price; and ongoing solution support structure. We believe we compete favorably with respect to each of these factors.

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as at the enterprise as a whole. Our existing competitors include:

•	Corporate information technology departments of current or potential customers capable of internally developing solutions;

•	Enterprise Resource Planning (ERP) vendors, including Oracle, SAP, and Infor, among others;

•	Supply chain execution vendors, including RedPrairie Holding, Inc., HighJump Software Inc., the Sterling Commerce division of IBM and CDC Software Corporation, among others;

•	Supply chain planning vendors, including JDA Software Group, Inc., and SAS Institute Inc., among others; and

•	Smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or planning solutions that apply in specific countries and/or globally.

We anticipate facing increased competition from ERP and supply chain management (SCM) applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. Some of these ERP and SCM companies and other potential competitors have longer operating histories; significantly more financial, technical, marketing and other resources; greater name recognition; broader solutions; and larger installed bases of customers than us. To the extent that ERP and SCM vendors or other large competitors develop or acquire systems with functionality comparable or superior to ours, their larger customer bases, long-standing customer relationships, and ability to offer broader solutions outside the scope of supply chain could create significant competitive advantage for them. It also is possible that new competitors or alliances among current and/or new competitors could emerge to win significant market share. Increased competition could result in price reductions, fewer customer orders, reduced earnings and margins and loss of market share. In turn, this could have a material adverse effect on our business, results of operations, cash flow, and financial condition.

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

International Operations; Segments

We have three reporting segments, based on geographic location: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). For further information on our segments, see Note 8 to our consolidated financial statements. Our international revenue was approximately $90.7 million, $80.7 million, and $58.0 million for the years ended December 31, 2011, 2010, and 2009, respectively, which represents approximately 28%, 27%, and 24% of our total revenue for the years ended December 31, 2011, 2010, and 2009, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have approximately 1,100 employees outside the United States.

Proprietary Rights

We rely on a combination of copyright, trade secret, trademark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products, processes and technology. We have registered trademarks for Manhattan Associates and the Manhattan Associates logo, as well as a number of our products and features. Generally we enter into confidentiality and assignment-of-rights agreements with our employees, consultants, customers and potential customers and limit access to, and distribution of, our proprietary information. We license our proprietary products to our customers under license agreements that we believe contain appropriate use and other restrictions in order to try to best protect our ownership of our products and our proprietary rights in them, and to protect our revenue potential from our products. However, despite our efforts to safeguard and maintain our proprietary rights, we cannot ensure that we will successfully deter misappropriation, unintended disclosure or independent third-party development of our technology or our proprietary rights or information. Policing unauthorized use of our products is difficult, and, while we are unable to determine the extent to which piracy of our software solutions exists, as is the case with any software company, piracy could become a problem. Further, to the extent that we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced, our efforts to protect our proprietary rights may be ineffective. Whether we seek to enforce our proprietary rights in the U.S. or abroad, our efforts, including litigation to enforce our rights, can result in substantial costs and diversion of resources, and such efforts, or our failure to succeed in such efforts, could have a material adverse effect on our business, financial condition, results of operations or cash flows, regardless of the final outcome.

As the number of supply chain management solutions available in the marketplace increases and solution functionality continues to overlap, supply chain software may increasingly become subject to claims of infringement or other misappropriation of intellectual property. Third parties may assert infringement or misappropriation claims against us relating to our products, processes or technology. Such claims, whether or not they have merit, generally are time-consuming and may result in costly litigation, divert management’s attention or cause product shipment delays or require us to enter into royalty or licensing arrangements. Defense of infringement or other misappropriation claims, entering into royalty or licensing agreements, the unavailability of such agreements, or adverse determinations in proprietary rights litigation could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Company currently is a defendant in a patent infringement lawsuit alleging that certain of our products contain functionality that infringes the plaintiff’s patent rights. See Item 3, Legal Proceedings, for further detail.

Employees

At December 31, 2011, we employed approximately 2,135 employees worldwide, of which 1,040 are based in the Americas, 145 in EMEA, and 950 in APAC (including India). Our distribution by function is: 150 in sales and marketing; 1,190 in services; 635 in research and development (“R&D”); and 160 in general and administration.

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

On our website, www.manh.com, we provide free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. Information contained on our website is not part of this Form 10-K or our other filings with the SEC.

Additionally, our code of business conduct and ethics and the charters of the Audit, Compensation, and Nomination and Governance Committees of the Board of Directors are available on our website.

Item 1A. Risk Factors

You should consider the following and other risk factors in evaluating our business or an investment in our common stock. The occurrence of adverse events described in the following risk factors or other adverse events not described in the following risk factors could have a material adverse effect on our business, results of operations, cash flow and financial condition, and could cause the trading price of our common stock to decline.

Our performance can be negatively impacted by global macroeconomic or other external influences which could have a material adverse effect on our business, results of operations, cash flow and financial condition. We are a technology company selling technology-based solutions with total pricing, including software and services, often, exceeding $1.0 million. Reductions in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our solutions. We believe that potential customer concerns over the slow economic recovery within the United States and/or other geographic regions in which we operate could cause delays in capital spending by our customers or delay the closing or our sales, which could have a material adverse impact on our business and our ability to compete and further intensify in our already intensely competitive markets.

Disruptions in the financial and credit markets and new economic downturns may adversely affect our business, results of operations, cash flow and financial condition. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures by many of our customers. Decreased capital and maintenance spending could have a material adverse effect on the demand for our products and services, and on our business, results of operations and financial condition. Disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, such as the events that began in the second half of 2008 from which the financial markets are now slowly recovering, may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in the delay or cancellation of projects or capital programs on which our business depends.

In addition, continuing weakness or further deterioration in regional economies or the world economy could negatively impact the capital and maintenance expenditures of our customers and end users. There can be no assurance that government responses to the disruptions in the financial markets or to weakening economies will restore confidence, stabilize markets, or increase liquidity and the availability of credit. These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, or their ability to pay for our products and services after purchase.

We may not be able to continue to successfully compete with other companies. We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings. Our current competitors come from many segments of the software industry and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. We face competition for product sales from:

•	corporate information technology departments of current or potential customers capable of internally developing solutions;

•	ERP vendors, including Oracle, SAP, and Infor, among others;

•	supply chain execution vendors, including RedPrairie Holding, Inc., HighJump Software Inc., the Sterling Commerce division of IBM and CDC Software Corporation, among others;

•	supply chain planning vendors, including JDA Software Group, Inc., and SAS Institute Inc., among others; and

•	smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or supply chain planning solutions that apply in specific countries and/or globally.

We anticipate facing increased competition from ERP and supply chain management (SCM) applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. Some of these ERP and SCM companies and other potential competitors have longer operating histories, significantly more financial, technical, marketing, and other resources, greater name recognition, broader solutions, and larger installed bases of customers than do we. To the extent that ERP and SCM vendors or other large competitors develop or acquire systems with functionality comparable or superior to ours, their larger customer bases, long-standing customer relationships, and ability to offer broader solutions outside the scope of supply chain could create significant competitive advantage for them. It also is possible that new competitors or alliances among current and/or new competitors could emerge to win significant market share. Increased competition could result in price reductions, fewer customer orders, reduced earnings and margins, and loss of market share. In turn, this could have a material adverse effect on our business, results of operations, cash flow, and financial condition.

We believe the domain expertise required to continuously innovate supply chain technology in our target markets, effectively and efficiently implement solutions, identify and attract sales opportunities, and compete successfully in the sales cycle provides us with a competitive advantage and is a significant barrier to market entry. However, in order to be successful in the future, we must continue to respond promptly and effectively to technological change and competitors’ innovations, and consequently we cannot assure you that we will not be required to make substantial additional investments in connection with our research, development, marketing, sales, and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future. Some of our competitors have significant resources at their disposal, and the degree to which we will compete with their new innovative products in the marketplace is undetermined.

Our operating results are substantially dependent on one line of business. We continue to derive our revenues from sales of our supply chain solutions software and related services and hardware. Any factor adversely affecting the markets for supply chain solutions could have an adverse effect on our business, results of operations, cash flow, and financial condition. Accordingly, our future operating results will depend on the demand for our supply chain products and related services and hardware by our customers, including new and enhanced releases that we subsequently introduce. We cannot assure you that the market will continue to demand our current products or we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change, or other factors would reduce our total revenues and harm our ability to maintain profitability.

Our operating results are difficult to predict and could cause our stock price to fall. Our quarterly revenue and operating results are difficult to predict and can fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to forecast for several reasons, including the following: global macro-economic disruptions; credit and equity market disruptions, which can significantly impact capital availability and spend timing; the varying sales cycle for our products and services from customer to customer, including multiple levels of authorization required by some customers; the varying demand for our products; customers’ budgeting and purchasing cycles; potential deferral of license revenue well after entering into a license agreement due to extended payment terms, including, although infrequent, payment terms in a contract extending beyond twelve months, significant software modifications, future software functionality deliverables not on a stand-alone basis, or other negotiated terms that preclude software revenue recognition under U.S. general accepted accounting principles; delays in our implementations at customer sites; timing of hiring new services employees and the rate at which these employees become productive; timing of introduction of new products; development and performance of our distribution channels; and timing of any acquisitions and related costs.

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

Most of our expenses, including employee compensation and rent, are relatively fixed. In addition, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses. As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. Historical growth rates may not be a good indicator of future operating results. Persons should not rely on our historical quarterly revenue and operating results to predict our future performance.

Our future revenue is dependent on continuing license sales, which in turn drive sales of post-contract support and professional services. We are dependent on our new customers as well as our large installed customer base to purchase additional software licenses, post-contract support, and professional services from us. Our post-contract support agreements are generally for a one-year term and our professional services agreements generally only cover a particular engagement. In future periods customers may not license additional products, and in turn may not renew post-contract support agreements or purchase additional professional services from us. If our customers decide not to license or purchase these products and services from us, or if they reduce the scope of their post-contract support or hosting or professional services agreements, our revenue could decrease significantly, and that could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

We may encounter long sales cycles, particularly with our larger customers, which could have an adverse effect on the amount, timing, and predictability of our revenue, adversely affecting our business, results of operations, cash flow, and financial condition. Our products have lengthy sales cycles, which typically extend from six to twelve months and may take up to several years. Potential and existing customers, particularly larger enterprise customers, often commit significant resources to an evaluation of available solutions and services and require us to expend substantial time and resources in connection with our sales efforts. The length of our sales cycles also varies depending on the type of customer to which we are selling, the product being sold, and customer requirements. We may incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale. Many of the key risks relating to sales processes are beyond our control, including: our customers’ budgetary and scheduling constraints; the timing of our customers’ budget cycles and approval processes; our customers’ willingness to replace their currently deployed software solutions; and general economic conditions.

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

Delays in implementing our products could adversely impact us. Due to the size and complexity of most of our software implementations, our implementation cycle can be lengthy and may result in delays. Our products may require modification or customization and must integrate with many existing computer systems and software programs of our customers. This can be time-consuming and expensive for customers and can result in implementation and deployment delays of our products. Additional delays could result if we fail to attract, train, and retain services personnel, or if our alliance companies fail to commit sufficient resources towards implementing our software. These delays and resulting customer dissatisfaction could limit our future sales opportunities, impact revenue, and harm our reputation.

Our pricing models may need to be modified due to price competition. The competitive markets in which we operate may oblige us to reduce our prices in order to contend with the pricing models of our competitors. If our competitors discount certain products or services, we may choose to lower prices on certain products or services in order to attract or retain customers. Any such price modifications would likely reduce margins and could adversely affect our business, results of operations, cash flow, and financial condition.

Our ability to license our software is highly dependent on the quality of our services offerings, and our failure to offer high quality services could adversely affect our software licensing revenue and results of operations. Most of our customers rely to some extent on our professional services to aid in the implementation of our software solutions. Once our software has been installed and deployed, our customers may depend on us to provide them with ongoing support and resolution of issues relating to our software. Therefore, a high level of service is critical for the continued marketing and sale of our solutions. If we or our partners do not efficiently and effectively install and deploy our software products, or succeed in helping our customers quickly resolve post-deployment issues, our ability to sell software products to these customers would be adversely affected and our reputation in the marketplace and with potential customers could suffer. In turn, our business, results of operations, cash flow, and financial condition could be materially adversely affected.

Our failure to manage the growth of our operations may adversely affect our business, results of operations, cash flow, and financial condition. We plan to continue to increase the scope of our operations domestically and internationally. This growth may place a significant strain on our management systems and resources. We may further expand domestically or internationally through internal growth or through acquisitions of related companies and technologies. If we fail to maintain continuity in our executive officers; develop the management skills of our managers and supervisors; attract, retain, train, and motivate our employees; improve our operational, financial, and management controls; maintain adequate reporting systems and procedures and our management and information control systems, our business, results of operations, and cash flow could be negatively impacted.

Our international operations have many associated risks. We continue to strategically manage our presence in international markets, and these efforts require significant management attention and financial resources. We may not be able to successfully penetrate international markets, or, if we do, there can be no assurance that we will grow our business in these markets at the same rate as in North America. Because of these inherent complexities and challenges, lack of success is international markets could adversely affect our business, results of operations, cash flow, and financial condition.

We have international offices in Europe: the United Kingdom, the Netherlands, and France; and in Asia: China, Japan, Singapore, and India; and Australia. Until 2002, our international presence was limited to the United Kingdom and the Netherlands. Our expansion into other international markets largely began in 2002. We have committed resources to maintaining and further expanding, where appropriate, our sales offices and sales and support channels in key international markets. However, our efforts may not be successful. International sales are subject to many risks and difficulties, including those arising from the following: building and maintaining a competitive presence in new markets; staffing and managing foreign operations; managing international systems integrators; complying with a variety of foreign laws; producing localized versions of our products; import and export restrictions and tariffs; enforcing contracts and collecting accounts receivable; unexpected changes in regulatory requirements; reduced protection for intellectual property rights in some countries; potential adverse tax treatment; less stringent adherence to ethical and legal standards by prospective customers in some countries; language and cultural barriers; currency fluctuations; political and economic instability abroad; and seasonal fluctuations.

Our operating results may include foreign currency gains and losses. Due to our international operations, we conduct a portion of our business in currencies other than the United States dollar. Our revenues, expenses, operating profit and net income are affected when the dollar weakens or strengthens in relation to other currencies. In addition, we have a large development center in Bangalore, India, that does not have a natural in market revenue hedge to mitigate currency risk to our operating expense in India. Fluctuations in the value of other currencies, particularly the Indian rupee, could significantly affect our revenues, expenses, operating profit and net income.

Fluctuations in our hardware sales may adversely affect us. A portion of our revenue in any period is from the resale of a variety of third-party hardware products to purchasers of our software. However, our customers may purchase these hardware products directly from manufacturers or distributors rather than from the Company. We view sales of hardware as non-strategic. We perform this service to our customers seeking a single source for their supply chain needs. Hardware sales are difficult to forecast and fluctuate from quarter to quarter, leading to unusual comparisons of total revenue and fluctuations in profits. If we are unable to maintain or grow our hardware revenue, our business, results of operations, cash flow, and financial condition may be adversely affected.

Our technology must be advanced if we are to remain competitive. The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, changes in customer demands, and evolving industry standards. Our existing products could be rendered obsolete if we fail to continue to advance our technology. We have also found that the technological life cycles of our products are difficult to estimate, partially because of changing demands of other participants in the supply chain. We believe that our future success will depend in large part upon our ability to continue to enhance our current product line while we concurrently develop and introduce new products that keep pace with competitive and technological developments. These developments require us to continue to make substantial product development investments. Although we are presently developing a number of product enhancements to our product sets, we cannot assure you that these enhancements will be completed on a timely basis or gain customer acceptance.

Our research and development activities may not generate significant returns. Our product development activities are costly, and recovering our investment in product development may take a significant amount of time, if it occurs at all. We anticipate continuing to make significant investments in software research and development and related product opportunities because we believe that we must continue to allocate a significant amount of resources to our research and development activities in order to compete successfully. We cannot estimate with any certainty when we will, if ever, receive significant revenues from these investments.

Our liability to clients may be substantial if our systems fail. Our products are often critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. If our products fail to function as required, we may be subject to claims for substantial damages. Courts may not enforce provisions in our contracts that would limit our liability or otherwise protect us from liability for damages. Defending a lawsuit, regardless of its merit, could be costly and divert management’s time and attention. Although we maintain general liability insurance and error and omissions coverage, these coverages may not continue to be available on reasonable terms or in sufficient amounts to cover claims against us. In addition, our insurer may disclaim coverage as to any future claim. If claims exceeding the available insurance coverage are successfully asserted against us, or our insurer imposes premium increases or large deductibles or co-insurance requirements on us, then our business, results of operations, cash flow, and financial condition could be adversely affected.

We incorporate third-party software in our solutions, the failure or unavailability of which could adversely affect our ability to sell, support, and service our products. We incorporate and include third-party software into and with certain of our products and solutions and expect to continue to do so. The operation of our products could be impaired if there are defects in that third-party software. It may be difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Such defects could adversely affected or business.

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

While we monitor the use of all open source software in our products, processes, and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated open source software into software we license from them for use in our products and solutions, we could, under certain circumstances, be required to disclose the source code to our products and solutions. This could harm our intellectual property position and have a material adverse effect on our business, results of operations, cash flow, and financial condition.

If we are unable to develop software applications that interoperate with computing platforms developed by others, our business, results of operations, cash flow, and financial condition may be adversely affected. We develop software applications that interoperate with operating systems, database platforms, and hardware devices developed by others, which we refer to collectively as computing platforms. If the developers of these computing platforms do not cooperate with us or we are unable to devote the necessary resources so that our applications interoperate with those computing platforms, our software development efforts may be delayed and our business and results of operations may be adversely affected. When new or updated versions of these computing platforms are introduced, it is often necessary for us to develop updated versions of our software applications so that they interoperate properly with these computing platforms. We may not accomplish these development efforts quickly or cost-effectively, and it is difficult to predict what the relative growth rates of adoption of these computing platforms will be. These development efforts require substantial investment, the devotion of substantial employee resources, and the cooperation of the developers of the computing platforms. For some computing platforms, we must obtain some proprietary application program interfaces from the owner in order to develop software applications that interoperate with the computing platforms. Computing platform providers have no obligation to assist in these development efforts. If they do not provide us with assistance or the necessary proprietary application program interfaces on a timely basis, we may experience delays or be unable to expand our software applications into other areas.

The computing platforms we use may not continue to be available to us on commercially reasonable terms. Any loss of the right to use any of these systems could result in delays in the provision of our products and services, and our results of operations may be adversely affected. Defects in computing platforms could result in errors or failure of our products, which could harm our business.

Our software may contain undetected errors or “bugs,” or may be breached by hackers, resulting in harm to our reputation and operating results. Software products as complex as those offered by us might contain undetected errors or failures when first introduced or when new versions are released, or may be vulnerable to hackers. Despite testing, we cannot ensure that errors will not be found in new products or product enhancements after commercial release, or that malefactors will not breach these systems. Any errors or security breaches could cause substantial harm to our reputation, result in additional unplanned expenses to remedy any defects, delay the introduction of new products, result in the loss of existing or potential customers, or cause a loss in revenue. Further, such errors or breaches could subject us to claims from our customers for significant damages, and we cannot assure you that courts would enforce the provisions in our customer agreements that limit our liability for damages. In turn, our business, results of operations, cash flow, and financial condition could be materially adversely affected.

Our inability to attract, integrate, and retain management and other personnel may adversely affect us. Our success greatly depends on the continued service of our executives, as well as our other key senior management, technical personnel, and sales personnel. Our success will depend on the ability of our executive officers to work together as a team. The loss of any of our senior management or other key professional services, research and development, sales and marketing personnel—particularly if they are lost to competitors—could impair our ability to grow our business. We do not maintain key man life insurance on any of our executive officers.

Our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled employees. We face significant competition for individuals with the skills required to perform the services we offer, and thus we may encounter increased compensation costs that are not offset by increased revenue. We cannot assure you that we will be able to attract and retain sufficient numbers of these highly skilled employees or motivate them. Because of the complexity of the supply chain market, we may experience a significant time lag between the date on which technical and sales personnel are hired and the time at which these persons become fully productive.

Our growth is dependent upon the successful development of our direct and indirect sales channel mix. We believe that our future growth also will depend on further developing and maintaining a successful direct sales force and strategic relationships with systems integrators and other technology companies. We are currently investing, and plan to continue to invest, significant resources to further develop certain of our sales channels. Our investment could adversely affect our operating results if these efforts do not generate license and service revenue necessary to offset the investment. Also, our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, a disproportionate increase in indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels typically do not generate consulting services revenue for us at the same levels as direct sales, as the third-party systems integrators generally provide these services. Similarly, indirect sales typically do not generate the same levels of direct contact between our human resources and those of our customer, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction, and recognizing emerging customer requirements. In addition, these systems integrators and third-party software providers may develop, acquire, or market products competitive with our products.

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

Our employee retention and hiring may be hindered by immigration restrictions. Foreign nationals who are not U.S. citizens or permanent residents constitute a significant part of our professional U.S. workforce. Our ability to hire and retain these workers, and their ability to remain and work in the U.S. are impacted by laws and regulations as well as by processing procedures of various government agencies. Changes in laws, regulations, or procedures may adversely affect our ability to hire or retain such workers and may affect our costs of doing business and/or our ability to deliver services.

Our failure to adequately protect our proprietary rights may adversely affect us. Our success and ability to compete is dependent in part upon our proprietary technology. There are no assurances that we will be able to protect our proprietary rights against unauthorized disclosure or third-party copying or use. We rely on a combination of copyright, trademark, and trade secret laws, as well as confidentiality agreements, licensing arrangements, and contractual commitments, to establish and protect our proprietary rights. Despite our efforts to protect our proprietary rights, existing copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Any infringement of our proprietary rights could negatively impact our future operating results. Furthermore, policing the unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources. In turn, our business, results of operations, cash flow, and financial condition could be materially adversely affected.

Our liability for intellectual property claims can be costly and result in the loss of significant rights. It is possible that third parties will claim that we have infringed their current or future products, inventions, or other intellectual property. We expect that supply chain software developers like us will increasingly be subject to infringement claims as the number of products grows. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to pay monetary damages or to enter into royalty or licensing agreements, any of which could negatively impact our operating results. There are no assurances that these royalty or licensing agreements, if required, would be available on terms acceptable to us, if at all. We also may be required to indemnify our customers for damages they suffer as a result of such infringement. There are no assurances that legal action claiming patent infringement will not be commenced against us, or that we would prevail in litigation given the complex technical issues and inherent uncertainties in patent litigation. If a patent claim against us were successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign the product or feature to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software. Any of these events could seriously harm our business, results of operations, cash flow, and financial condition.

We are currently a defendant in a patent infringement action described in “Item 3—Legal Proceedings.”

Mergers or other strategic transactions involving our competitors could weaken our competitive position or reduce our revenue. Our competitors have been consolidating, which may make them more formidable competitors to us. Competing with stronger companies may cause us to experience pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations, cash flow, and financial condition. Our competitors may establish or strengthen their cooperative relationships with vendors, systems integrators, third-party consulting firms, or other parties. Established companies may not only develop their own products but may also acquire or partner with our current competitors. If any of these events occur, our revenue and profitability could significantly decline.

Our business, results of operations, cash flow, and financial condition may be adversely affected if we cannot integrate acquired companies or manage joint ventures. We may from time to time acquire companies with complementary products and services. These acquisitions will expose us to increased risks and costs, including those arising from the following: assimilating new operations and personnel; diverting financial and management resources from existing operations; and integrating acquired technologies. We may not be able to generate sufficient revenue from any of these acquisitions to offset the associated acquisition costs.

We will also be required to maintain uniform standards of quality and service, controls, procedures, and policies. Our failure to achieve any of these standards may hurt relationships with customers, employees, and new management personnel. In addition, future acquisitions may result in additional issuances of stock that could be dilutive to our shareholders.

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

Our stock price has been highly volatile. The trading price of our common stock has fluctuated significantly since our initial public offering in April 1998. In addition, the trading price of our common stock could be subject to wide fluctuations in response to various factors, including: global macro-economic contraction impacting demand for supply chain solutions; quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; developments with respect to patents or proprietary rights; changes in financial estimates by securities analysts; and mergers, acquisitions, and combinations involving our competitors or us.

During 2011, we repurchased approximately $130.7 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors throughout the year. In January 2012, our Board of Directors approved raising our remaining share repurchase authority to $50.0 million of Manhattan Associates outstanding common stock.

In addition, the stock market has recently experienced volatility that has particularly affected the market prices of equity securities of many technology companies. The volatility often has been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our articles of incorporation and bylaws and Georgia law may inhibit a takeover of our company. Our basic corporate documents and Georgia law contain provisions that might enable our management to resist a takeover of our company. These provisions might discourage, delay, or prevent a change in the control of our company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. The existence of these provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 1B.	Unresolved Staff Comments

As of December 31, 2011, we do not have any unresolved SEC staff comments.

Item 2.	Properties

Our principal administrative, sales, marketing, support, and research and development facility is located in approximately 184,000 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through September 30, 2018. We have additional offices under multi-year agreements in Indiana. We also occupy facilities outside of the United States under multi-year agreements in the United Kingdom, the Netherlands, France, China, Japan, Singapore, India, and Australia. We also occupy offices under short-term agreements in other geographical regions. We believe our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.

Item 3. Legal Proceedings

From time to time, we are party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any ordinary course legal proceeding or other legal proceeding the result of which it believes is likely to have a material adverse impact upon its business, financial position, results of operations, or cash flows.

Sky Technologies

In May 2011, Sky Technologies, Inc. (“Sky”) filed a patent infringement lawsuit against us and several other companies in the United States District Court for the District of Massachusetts. The lawsuit seeks unspecified damages and injunctive relief. We have filed our answer to the lawsuit denying that any of our products infringe any of Sky’s patent claims and currently intend to defend the action vigorously. The trial is currently scheduled to begin in October 2012.

While we believe we have valid defenses to Sky’s claims, patent litigation by its very nature is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. Although there can be no assurance that the Company will not ultimately incur liability to Sky in an amount that could be material to the Company, we believe that, if one or more of the Company’s products are found to infringe Sky’s patent, the finding would relate to a small portion of the Company’s product portfolio. Therefore, we believe that any loss or liability that the Company may incur to Sky, either alone or when combined with the costs of the litigation, would not have a material adverse impact upon our business, our financial position, results of operations or cash flows.

Liability for our Software and Services

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq Global Select Market for the periods indicated:

	0000000000000	0000000000000
Fiscal Period	High Price	Low Price
2011
First Quarter	$32.74	$29.23
Second Quarter	37.18	33.08
Third Quarter	37.97	31.37
Fourth Quarter	46.48	31.65
2010
First Quarter	$27.46	$20.97
Second Quarter	30.92	25.59
Third Quarter	29.72	25.23
Fourth Quarter	31.99	28.56

On February 16, 2012, the last reported sales price of our common stock on the Nasdaq Global Select Market was $46.50 per share. The number of shareholders of record of our common stock as of February 16, 2012 was approximately 21.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Equity Compensation Plan Information

The following table provides information regarding our current equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,288,721	$24.79	3,915,942
Equity compensation plans not approved by security holders	—	—	—

Total	2,288,721	$24.79	3,915,942

Additional information regarding our equity compensation plans can be found in Note 2 of the Notes to our Consolidated Financial Statements.

Purchase of Equity Securities

The following table provides information regarding our common stock repurchases under our publicly-announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended December 31, 2011. All repurchases related to the share repurchase program were made on the open market.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2011	64,935	$40.64	60,979	$47,507,642
November 1—November 30, 2011	617,639	43.64	617,574	20,555,068
December 1—December 31, 2011	179,402	44.48	178,590	12,610,586

Total	861,976	$43.59	857,143	$12,610,586

(a)	Includes 3,956 shares, 65 shares, and 812 shares withheld for taxes due upon vesting of restricted stock during October, November, and December, respectively.

(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $37.09, $43.20, and $44.43 in October, November, and December, respectively.

During the year ended December 31, 2011, we repurchased a total of 3,607,267 shares at an average price per share of $36.24 under our publicly-announced share repurchase program. In January 2012, our Board of Directors approved raising our remaining share repurchase authority to $50.0 million of Manhattan Associates outstanding common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2011, 2010, and 2009, and the balance sheet data as of December 31, 2011 and 2010, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008, and 2007 are derived from audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except per share data)
Statement of Income Data:
Software license	$73,031	$65,313	$34,686	$54,450	$54,241
Total revenue	$337,401	$337,201	$246,667	$297,117	$329,253
Operating income	$43,058	$25,963	$21,142	$41,927	$61,363
Net income	$30,751	$22,798	$16,562	$28,061	$44,907
Earnings per diluted share	$1.13	$0.94	$0.73	$1.25	$2.09

	December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$72,772	$88,706	$123,014	$126,869	$99,114
Total assets	$271,660	$270,221	$264,711	$280,464	$259,600
Shareholders’ equity	$185,705	$179,839	$183,365	$183,800	$162,080

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, trend analyses, and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins, and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, including those discussed under the caption “Risk Factors” in Item 1A of this Form 10-K, and our actual results of operations may differ materially from those contained in the forward-looking statements.

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

Early in the Company’s history, our offerings were heavily focused on warehouse management solutions. As the Company grew in size and scope, our offerings expanded across the entire supply chain, while still maintaining a significant presence in, and a relatively strong concentration of revenues from warehouse management solutions, which is a component of our distribution management solution suite. Over time, as our non-warehouse management solutions have proliferated and increased in capability, the Company’s revenue concentration in its warehouse management solutions has correspondingly decreased.

Our business model is singularly focused on the development and implementation of complex supply chain software solutions that are designed to optimize supply chain effectiveness and efficiency for our customers. We have three principal sources of revenue:

•	licenses of our supply chain software;

•	professional services, including solutions planning and implementation, related consulting, customer training, and customer support services and software enhancements (collectively, “services”); and

•	hardware sales and other revenue.

In 2011, we generated $329.3 million in total revenue, with a revenue mix of: license revenue 17%; services revenue 74%; and hardware and other revenue 9%.

We manage our business based on three geographic regions: North America and Latin America (Americas), Europe, Middle East, and Africa (EMEA), and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $90.7 million, $80.7 million, and $58.0 million for the years ended December 31, 2011, 2010, and 2009, respectively, which represents approximately 28%, 27%, and 24% of our total revenue for the years ended December 31, 2011, 2010, and 2009, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2011, we employed approximately 2,135 employees worldwide, of which 1,040 employees are based in the Americas, 145 employees in EMEA, and 950 employees in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro economic trends, technology spending, and supply chain management market growth are important barometers for our business. In 2011, approximately 72% of our total revenue was generated in the United States, 12% in EMEA and the balance in APAC, Canada, and Latin America. In addition, industry analysts estimate that approximately two-thirds of every supply chain software solutions dollar invested is spent in the United States; consequently, the health of the U.S. economy has a meaningful impact on our financial results.

We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software often is a part of our customers’ and prospects’ much larger capital commitment by our customer associated with facilities expansion and business improvement. We believe that, given the lingering uncertainty in the global macro environment, the current sales cycles for large license deals of $1.0 million or greater in our target markets have been extended. The current business climate within the United States and geographic regions in which we operate continues to affect customers’ and prospects’ decisions regarding timing of strategic capital expenditures. Delays with respect to such decisions can have a material adverse impact on our business, and may further intensify competition in our already highly competitive markets.

In January 2012, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update lowering its previous 2012 world economic growth forecast from September 2011. The update noted that,

“Global output is projected to expand by 3 1/4 percent in 2012—a downward revision of about  3/4 percentage point relative to the September 2011 World Economic Outlook. This is largely because the euro area economy is now expected to go into a mild recession in 2012 as a result of the rise in sovereign yields, the effects of bank deleveraging on the real economy, and the impact of additional fiscal consolidation. Growth in emerging and developing economies is also expected to slow because of the worsening external environment and a weakening of internal demand.”

Advanced economies, which represent our primary revenue markets, are projected to expand by 1 1/2 percent on average during 2012 and 2013. As the WEO further noted, given the depth of the 2009 recession, these growth rates are expected to be too sluggish to make a major impact in high unemployment.

During 2011 and 2010, the overall trend has been an increase in large license deals for the Company, with recognized $1.0 million or larger software license deals totaling thirteen and nine for 2011 and 2010, respectively, up from five in 2009. However, the large deal flow has been inconsistent from quarter to quarter, reflecting what we believe to be ongoing macro-economic uncertainty in the United States and Western Europe. While we are encouraged by our 2011 and 2010 results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ buying decisions, making it more difficult to forecast sales cycles for our products and the timing of large software license deals.

When reviewing our 2010 results compared to 2009, it is important to highlight temporary expense actions instituted in 2009 to offset the impact of the global economic crisis on our revenue. During 2009 we had no annual merit salary increases, our executives and Board of Directors absorbed a salary reduction, we asked many of our employees to take unpaid furlough days, and we dramatically reduced many other expenses to help offset a revenue decline versus 2008. Moreover, due to poor financial results, 2009 incentive compensation was significantly reduced. In 2009, we reported total revenue of $246.7 million for the full year, a 27% decline in total revenue compared with full year 2008. Without sacrificing investment in innovation, our aggressive measures to reduce costs enabled us to achieve $21.1 million in operating profit in 2009, with positive operating margins of 8.6%. For 2010, salaries were restored for executives and Board of Directors to pre-reduction levels, unpaid furlough days were eliminated, and merit increases were provided to our employees, among other actions, to ensure long-term success.

Revenue

License revenue: License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. In 2011, license revenue totaled $54.2 million, or 17% of total revenue, with gross margins of 87.5%. For the year ended December 31, 2011, Americas, EMEA, and APAC recognized $45.5 million, $6.4 million, and $2.4 million in license revenue, respectively. Our annual license revenue percentage mix of new versus existing customers was approximately 50/50, and over the past three years has averaged about 40/60. We believe our mix of new customer to existing customer license sales is well balanced, reflecting solid demand from our install base and net new customers in a tough macro-economic environment. License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles of which the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins and earnings per share. For example, $1.0 million of license revenue in 2011 equates to approximately three cents of diluted earnings per share impact.

Our software solutions are singularly focused on the supply chain planning and execution markets, which are intensely competitive and characterized by rapid technological change. We are a market leader in the supply chain management software solutions market as defined by industry analysts such as ARC and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our license revenues faster than our competitors through investment in innovation. We expect to continue to face increased competition from ERP and supply chain applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

Services revenue: Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements. In 2011, our services revenue totaled $244.1 million, or 74% of total revenue, with gross margins of 55.9%. The Americas, EMEA, and APAC recognized $198.0 million, $30.8 million, and $15.2 million, respectively, in services revenue for the year ended December 31, 2011. Professional services accounted for approximately 65% of total services revenue and approximately 50% of total revenue in 2011. When comparing our operating margins to other technology companies, our consolidated operating margin profile can be lower due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin as services margins are lower than license revenue margins.

At December 31, 2011, our professional services organization totaled approximately 1,190 employees, accounting for 55% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

Although our consulting services are optional, the majority of our customers use at least some portion of these services for the implementation and ongoing support of our software solutions. Consulting services are typically rendered under time and materials contracts with services typically billed on an hourly basis. Professional services are sometimes rendered under fixed-fee contracts with payments due on specific dates or milestones.

Typically, our consulting services lag license revenue by several quarters, as implementation services are performed after the purchase of the software. Services revenue growth is contingent upon license revenue growth, which is influenced by the strength of general economic and business conditions and the competitive position of our software products. In addition, our consulting services business has competitive exposure to offshore providers and other consulting companies. All of these factors create the risk of pricing pressure, fewer customer orders, reduced gross margins, and loss of market share.

For customer support services and software enhancements (CSSE), we offer a comprehensive program that provides our customers with software upgrades when and if available that offer additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. We offer 24 hour customer support every day of the year plus software upgrades for an annual fee paid in advance.

Our CSSE revenues totaled $87.3 million in 2011, representing approximately 35% of services revenue and approximately 25% of total revenue, respectively. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; and (4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically 12 months. CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue: Our hardware and other revenue totaled $31.0 million in 2011 representing 9% of total revenue with gross margins of 19.9%. During 2011, Americas, EMEA, and APAC were responsible for $29.3 million, $1.1 million, and $0.5 million, respectively, in hardware and other revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Other revenue represents amounts associated with professional services travel expense reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $10.4 million, $9.0, million and $7.5 million for 2011, 2010, and 2009, respectively.

Product Development

We intend to continue to invest significantly in research and development (R&D), which historically has averaged about 15 cents of every revenue dollar, excluding hardware and other revenue, to provide market leading solutions that help global manufacturers, wholesalers, distributors, retailers and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the years ended December 31, 2011, 2010, and 2009 were $42.4 million, $40.5 million, and $36.7 million, respectively. At December 31, 2011, our R&D organization totaled approximately 635 employees, located in the U.S. and India, representing approximately 30% of our total employees worldwide.

We will continue to focus our R&D resources on the development and enhancement of supply chain software solutions. We offer what we believe to be the broadest solution portfolio in the supply chain solutions marketplace, to address all aspects of planning and forecasting, inventory optimization, order lifecycle management, transportation lifecycle management, and distribution management.

We also plan to continue to provide enhancements to existing solutions and to introduce new solutions to address evolving industry standards and market needs. We identify further enhancements to existing solutions and opportunities for new solutions through our customer support organization, as well as through ongoing customer consulting engagements and implementations, interactions with our user groups, association with leading industry analysts and market research firms, and participation on industry standards and research committees. Our solutions address the needs of customers in various vertical markets, including retail, consumer goods, food and grocery, logistics service providers, industrial and wholesale, high technology and electronics, life sciences, and government.

Cash Flow and Financial Condition

For 2011, we generated cash flow from operating activities of $55.8 million and have generated a cumulative total of $164.1 million for the three years ended December 31, 2011. Our cash and investments at December 31, 2011 totaled $99.1 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and to repurchase common stock.

During 2011, we repurchased approximately $130.7 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors throughout the year. In January 2012, our Board of Directors approved raising our remaining share repurchase authority to $50.0 million. In 2012, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2012 for general corporate purposes.

Application of Critical Accounting Policies and Estimates

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. We believe that estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. To the extent there are material differences between those estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions are: Revenue Recognition, Allowance for Doubtful Accounts, Valuation of Goodwill, Accounting for Income Taxes, and Stock-based Compensation.

Revenue Recognition

The Company’s revenue consists of fees from the licensing and hosting of software (collectively included in “Software license” revenue in the Consolidated Statements of Income), fees from implementation and training services (collectively, “professional services”) and customer support services and software enhancements (collectively included in “Services” revenue in the Consolidated Statements of Income), and sales of hardware and other revenue (other revenue consists of reimbursements of out-of-pocket expenses incurred in connection with our professional services) (collectively included in “Hardware and other” revenue in the Consolidated Statements of Income). All revenue is recognized net of any related sales taxes.

The Company recognizes license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable. Revenue recognition for software with multiple-element arrangements requires recognition of revenue using the “residual method” when (a) there is vendor-specific objective evidence (VSOE) of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (b) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement; and (c) all other applicable revenue-recognition criteria for software revenue recognition, are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.

The Company allocates revenue to customer support services and software enhancements and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If the Company cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, the Company defers revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. The Company must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product on a stand-alone basis or applicable renewal rates. For arrangements that include future software functionality deliverables, the Company accounts for these deliverables as a separate element of the arrangement. Because the Company does not sell these deliverables on a standalone basis, the Company is not able to establish VSOE of fair value of these deliverables. As a result, the Company defers all revenue under the arrangement until the future functionality has been delivered to the customer.

Payment terms for the Company’s software licenses vary. Each contract is evaluated individually to determine whether the fees in the contract are fixed and determinable and whether collection is probable. Judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience, and economic market conditions. If market conditions decline, or if the financial conditions of customers deteriorate, the Company may be unable to determine that collection is probable, and the Company could be required to defer the recognition of revenue until the Company receives customer payments. The Company has an established history of collecting under the terms of its software license contracts without providing refunds or concessions to its customers. Therefore, the Company has determined that the presence of payment terms which extend beyond contract execution in a particular contract do not preclude the conclusion that the fees in the contract are fixed and determinable. Although infrequent, when payment terms in a contract extend beyond twelve months, the Company has determined that such fees are not fixed and determinable and recognizes revenue as payments become due provided that all other conditions for revenue recognition have been met.

The Company’s services revenue consists of fees generated from professional services and customer support services and software enhancements related to the Company’s software products. Fees from professional services performed by the Company are generally billed on an hourly basis, and revenue is recognized as the services are performed. In certain situations, professional services are rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee contracts is recognized on a proportional performance basis based on the hours incurred on discrete projects within an overall services arrangement. The Company has determined that output measures, or services delivered, approximate the input measures associated with fixed-fee services arrangements. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancements is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been classified as hardware and other revenue. The total amount of expense reimbursement recorded to revenue was $10.4 million, $9.0 million, and $7.5 million for 2011, 2010, and 2009, respectively.

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

Valuation of Goodwill

In accordance with the Intangibles—Goodwill and Other Topic of the FASB Accounting Standards Codification, we do not amortize goodwill and other intangible assets with indefinite lives. Our goodwill is subject to an annual impairment test, which requires us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to record a charge to income for that portion of goodwill that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At December 31, 2011, our goodwill balance was $62.3 million.

Accounting for Income Taxes

We provide for the effect of income taxes on our financial position and results of operations in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments, and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset.

Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, projected tax credits, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50 percent likely to be realized. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments, and estimates relative to the value of our net deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments, and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.

Stock-Based Compensation

In January 2010 our Compensation Committee approved certain changes to our historical equity incentive grant practices, with the objective to optimize the Company’s performance and retention strength while managing program share usage to improve long-term equity overhang. The change eliminated stock option awards in favor of 100% restricted stock grants, which for the 2011 and 2010 awards contain vesting provisions that are 50% service-based and 50% performance-based. The 2011 and 2010 awards have a four year vesting period, with the performance portion tied to their respective year revenue and adjusted earnings per share targets.

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

Full Year 2011 Financial Summary

•

Diluted earnings per share for the twelve months ended December 31, 2011 were a record $2.09, compared to $1.25 for the twelve months ended December 31, 2010. Results for the twelve months ended December 31, 2011 include a positive impact of $0.12 per share for the recovery of an auction rate security investment, which had been impaired in a prior period, and a $2.0 million tax benefit, or $0.09 per share, resulting from the reduction of a valuation allowance associated with a change in India tax law. The change eliminates the tax holiday for India companies under the STPI (Software Technology Park of India) tax plan. The prior year results include $0.04 per share of recoveries of previously expensed sales tax associated with expiring sales tax audit statutes;

•

Consolidated total revenue for the twelve months ended December 31, 2011 was $329.3 million, compared to $297.1 million for the twelve months ended December 31, 2010. License revenue was $54.2 million for the twelve months ended December 31, 2011, compared to $54.5 million in the twelve months ended December 31, 2010;

•

Operating income was $61.4 million for the twelve months ended December 31, 2011, which includes a $2.5 million recovery of an auction rate security investment referred to above, compared to $41.9 million for the twelve months ended December 31, 2010;

•	Operating margins for 2011 were 18.6%, up 450 basis points compared to operating margins of 14.1% in 2010;

•	Cash flow from operations totaled $55.8 million for the full year 2011 compared to $50.0 million in 2010;

•	Cash and investments on hand at December 31, 2011 was $99.1 million compared to $126.9 million at December 31, 2010;

•

For the twelve months ended December 31, 2011, the Company repurchased approximately 3.6 million common shares under the share repurchase program authorized by the Board of Directors, for a total investment of $130.7 million; and

•	In January 2012, the Board of Directors approved raising the Company’s remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

Results of Operations

The following table summarizes selected Statement of Income data for the years ended December 31, 2011, 2010, and 2009.

	0000000000	0000000000	0000000000	0000000000	0000000000
	Year Ended December 31,
				% Change vs. Prior Year
	2011	2010	2009	2011	2010
	(in thousands)
Revenue:
Software license	$54,241	$54,450	$34,686	0%	57%
Services	244,058	213,750	189,850	14%	13%
Hardware and other	30,954	28,917	22,131	7%	31%

Total revenue	329,253	297,117	246,667	11%	20%
Costs and expenses:
Cost of license	6,806	6,172	4,726	10%	31%
Cost of services	107,510	98,776	84,349	9%	17%
Cost of hardware and other	24,785	23,844	18,386	4%	30%
Research and development	42,372	40,508	36,681	5%	10%
Sales and marketing	43,944	42,702	36,137	3%	18%
General and administrative	37,708	34,027	29,946	11%	14%
Depreciation and amortization	7,284	9,161	11,418	-20%	-20%
Recovery of previously impaired investment (1)	(2,519)	—	—	N/A	N/A
Restructuring charge (2)	—	—	3,882	N/A	-100%

Total costs and expenses	267,890	255,190	225,525	5%	13%

Income from operations	$61,363	$41,927	$21,142	46%	98%

Operating margin	18.6%	14.1%	8.6%

(1)	Amount represents recovery of an auction rate security investment which had been impaired in a prior period.

(2)	The restructuring charge of $3.9 million in 2009 represents employee severance and outplacement services resulting from the workforce reduction initiatives executed in 2009.

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During 2011, 2010, and 2009, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	$29,629	$29,629	$29,629	$29,629	$29,629
	Year Ended December 31,
				% Change vs. Prior Year
	2011	2010	2009	2011	2010
Revenue:	(in thousands)
Software license
Americas	$45,506	$44,254	$29,629	3%	49%
EMEA	6,362	4,972	2,617	28%	90%
APAC	2,373	5,224	2,440	-55%	114%

Total license	$54,241	$54,450	$34,686	0%	57%
Services
Americas	$198,041	$176,912	$155,768	12%	14%
EMEA	30,824	26,269	24,637	17%	7%
APAC	15,193	10,569	9,445	44%	12%

Total services	$244,058	$213,750	$189,850	14%	13%
Hardware and Other
Americas	$29,312	$27,784	$21,161	5%	31%
EMEA	1,109	925	771	20%	20%
APAC	533	208	199	156%	5%

Total hardware and other	$30,954	$28,917	$22,131	7%	31%
Total Revenue
Americas	$272,859	$248,950	$206,558	10%	21%
EMEA	38,295	32,166	28,025	19%	15%
APAC	18,099	16,001	12,084	13%	32%

Total revenue	$329,253	$297,117	$246,667	11%	20%

Operating income (Loss):
Americas	$53,550	$35,868	$21,448	49%	67%
EMEA	5,239	3,685	1,093	42%	237%
APAC	2,574	2,374	(1,399)	8%	270%

Total operating income	$61,363	$41,927	$21,142	46%	98%

The results of our operations for the years ended December 31, 2011, 2010, and 2009 are discussed below.

Revenue

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

	Year Ended December, 31
				% Change vs. Prior Year		% of Total Revenue
	2011	2010	2009	2011	2010	2011	2010	2009
		(in thousands)
Software license	$54,241	$54,450	$34,686	0%	57%	17%	18%	14%
Services	244,058	213,750	189,850	14%	13%	74%	72%	77%
Hardware and other	30,954	28,917	22,131	7%	31%	9%	10%	9%

Total revenue	$329,253	$297,117	$246,667	11%	20%	100%	100%	100%

License revenue

Year 2011 compared with year 2010

License revenue decreased slightly to $54.2 million in 2011 compared to $54.5 million in 2010. Our APAC license revenue decreased $2.9 million in 2011 compared to 2010 partially offset by an increase in Americas and EMEA license revenue of $1.3 million and $1.4 million, respectively, in the same period.

The license sales percentage mix across our product suite in 2011 was approximately 60% warehouse management solutions and 40% non-warehouse management solutions. Our warehouse management solutions increased $2.6 million, or 8%, in 2011 compared to 2010, and non-warehouse management solutions decreased $2.8 million, or 12%, in 2011 over 2010.

Year 2010 compared with year 2009

License revenue increased $19.8 million, or 57%, to $54.5 million in 2010 over 2009, primarily driven by the improved global macro-economic environment resulting in customers and prospects beginning to invest more capital to improve their supply chains. Our Americas, EMEA, and APAC license revenue increased $14.6 million, $2.4 million, and $2.8 million, respectively, over 2009.

The license sales percentage mix across our product suite in 2010 was approximately 60% warehouse management solutions and 40% non-warehouse management solutions. Our warehouse management solutions increased $10.8 million, or 54%, in 2010 compared to 2009 and non-warehouse management solutions increased $8.9 million, or 62%, in 2010 over 2009.

Services revenue

Year 2011 compared with year 2010

Services revenue increased $30.3 million, or 14%, in 2011 compared to 2010 due to a $24.9 million, or 19%, increase in professional services revenue and a $5.4 million, or 7%, increase in CSSE revenue. The Americas, EMEA, and APAC segments increased $21.1 million, $4.6 million, and $4.6 million, respectively, compared to 2010. The increase in services revenue is primarily due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed.

Year 2010 compared with year 2009

Services revenue increased $23.9 million, or 13%, in 2010 compared to 2009 principally due to a $19.1 million, or 17%,

increase in professional services revenue and a $4.8 million, or 6%, increase in CSSE revenue. The Americas, EMEA, and APAC segments increased $21.1 million, $1.6 million, and $1.1 million, respectively, in 2010 compared to 2009. The increase in services revenue was primarily due to improved license sales beginning in the second half of 2009 and continuing in 2010 combined with customer upgrade activity largely driven by the improving macroeconomic conditions.

Hardware and other

Sales of hardware increased slightly to $20.5 million in 2011 from $19.9 million in 2010. Sales of hardware increased $5.3 million, or 36%, in 2010 compared to 2009. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate. Other revenue represents professional service travel expense reimbursements for out-of-pocket expenses that are required to be classified as revenue and are included in hardware and other revenue. For 2011, 2010, and 2009, billed travel expenses reimbursed by customers were approximately $10.4 million, $9.0 million, and $7.5 million, respectively.

Cost of Revenue

	Year Ended December 31,
				% Change vs. Prior Year
	2011	2010	2009	2011	2010
	(in thousands)
Cost of license	$6,806	$6,172	$4,726	10%	31%
Cost of services	107,510	98,776	84,349	9%	17%
Cost of hardware and other	24,785	23,844	18,386	4%	30%

Total cost of revenue	$139,101	$128,792	$107,461	8%	20%

Cost of License

Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of licenses increased $0.6 million, or 10%, in 2011 compared to 2010, primarily due to increased sales of third party software over the prior year. Cost of licenses increased $1.4 million, or 31%, in 2010 compared to 2009, primarily due to increased sales of third party software driven by a 57% increase in software license revenues.

Cost of Services

Year 2011 compared with year 2010

Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. Cost of services increased $8.7 million, or 9%, in 2011 compared to 2010 principally due to (i) an $11.4 million increase in employee-related costs such as salary, benefits, and payroll taxes resulting from an increase in the number of professional services personnel in 2011 to support demand, partially offset by a $2.4 million decrease in performance-based compensation expense.

Services gross margin increased 210 basis points to 55.9% in 2011 from 53.8% in 2010. The increase in services margin is attributable to strong services revenue growth and higher than normal billable utilization from our services personnel.

Year 2010 compared with year 2009

Cost of services increased $14.4 million, or 17%, in 2010 compared to 2009 principally due to (i) a $9.0 million increase in performance-based bonus expense due to significantly higher achievement on revenue and earnings per share, (ii) a $4.6 million increase in employee-related costs such as salary, benefits, payroll taxes, and contract labor resulting from an increase in the number of professional services personnel in 2010 to support demand, and (iii) a $0.6 million increase in travel expenses attributable to increased services business.

Services gross margin decreased 180 basis points to 53.8% in 2010 from 55.6% in 2009. The decrease in services margin was primarily attributable to the increase in professional services costs due to the impact of 2009 short-term compensation reduction measures that were eliminated in 2010, higher 2010 performance-based compensation, and increased hiring to fulfill services demand.

Cost of Hardware and other

In 2011, cost of hardware decreased slightly to $14.4 million from $15.0 million in 2010. Cost of hardware increased $4.0 million to $15.0 million in 2010 compared to 2009 as a direct result of an increase in sales of hardware. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $10.4 million, $8.8 million, and $7.4 million for 2011, 2010, and 2009, respectively. Changes in amounts of out-of-pocket expenses correlate to changes in amounts of services revenue.

Operating Expenses

	Year Ended December 31,
				% Change vs. Prior Year
	2011	2010	2009	2011	2010
	(in thousands)
Research and development	$42,372	$40,508	$36,681	5%	10%
Sales and marketing	43,944	42,702	36,137	3%	18%
General and administrative	37,708	34,027	29,946	11%	14%
Depreciation and amortization	7,284	9,161	11,418	-20%	-20%
Recovery of previously impaired investment	(2,519)	—	—	N/A	N/A
Restructuring charge	—	—	3,882	N/A	-100%

Operating expenses	$128,789	$126,398	$118,064	2%	7%

Research and Development

Our principal research and development (R&D) activities during 2011, 2010, and 2009 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service oriented, architecture based application framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions.

For the years ended December 31, 2011, 2010, and 2009, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Year 2011 compared with year 2010

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. Consistent with prior years, we typically invest approximately 14% to 15% of total revenue, excluding hardware and other revenue, in R&D. R&D expenses increased to $42.4 million in 2011 compared to $40.5 million in 2010 primarily due to a $1.9 million increase in salary-related costs resulting from an increase in the number of R&D personnel, partially offset by a $0.7 million decrease in performance-based compensation expense.

Year 2010 compared with year 2009

In 2010, R&D expenses increased to $40.5 million from $36.7 million in 2009. This $3.8 million increase was primarily due to the increase of $3.7 million in performance-based bonus expense resulting from higher achievement on revenue and earnings per share.

Sales and Marketing

Year 2011 compared with year 2010

Sales and marketing expenses include salaries, commissions, travel, and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $1.2 million, or 3%, in 2011 compared to 2010. The increase was mainly attributable to $1.1 million in compensation and employee-related expenses and $0.7 million in marketing programs, partially offset by a decrease in performance-based compensation expense of $0.5 million.

Year 2010 compared with year 2009

Sales and marketing expenses increased by $6.6 million, or 18%, in 2010 compared to 2009. The increase was mainly attributable to increased performance-based bonus and commission expense of $5.3 million related to increased revenue and earnings performance, a $0.8 million increase in stock compensation expense, and a $0.6 million increase in travel expense.

General and Administrative

Year 2011 compared with year 2010

General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased $3.7 million, or 11%, in 2011 primarily attributable to (i) an increase in compensation, employee-related expenses, and temporary contracted personnel of $1.6 million, (ii) an increase in professional fees of $1.1 million, and (iii) a 2010 non-recurring $1.2 million recovery of previously recorded state sales tax partially offset by a $1.0 million decrease in 2011 performance-based compensation expense.

Year 2010 compared with year 2009

General and administrative expenses increased $4.1 million, or 14%, in 2010 primarily attributable to (i) an increase of $2.9 million in performance-based bonus expense, (ii) a $1.5 million increase in employee-related costs such as salary, benefits and payroll taxes, and contract labor, and (iii) a $0.4 million increase in stock compensation expense. This increase was partially offset by $1.2 million in non-recurring recoveries of previously recorded state sales tax reserves resulting from expiring state sales tax audit statutes.

Depreciation and Amortization

Depreciation expense amounted to $6.1 million, $6.9 million, and $8.4 million, during 2011, 2010, and 2009, respectively, and has decreased due to lower capital expenditures over the past several years. Amortization of intangibles was $1.2 million, $2.3 million, and $3.0 million during 2011, 2010, and 2009, respectively. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions prior to 2006. The decreases in amortization expense in 2011 and 2010 of $1.1 million and $0.7 million, respectively, are associated with certain intangible assets related to prior acquisitions, which became fully amortized.

Recovery of previously impaired investment

During the quarter ended September 30, 2011, we were able to sell an auction rate security, previously written down to zero net book value, recovering 72%, or $2.5 million, of our original investment.

In September 2008, we recorded an impairment charge of $3.5 million on an investment in an auction rate security. We reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer.

Restructuring charge

During 2009, we committed to and initiated plans to reduce our workforce by approximately 140 positions to realign our capacity with demand forecasts. As a result of this action, we recorded employee severance expense and outplacement service fees of approximately $3.8 million pretax ($2.5 million after-tax or $0.11 per fully diluted share).

Operating Income

Operating income for the year ended December 31, 2011 was $61.4 million, which includes a $2.5 million recovery of an auction rate security investment which had been impaired in a prior period, compared to $41.9 million for the year ended December 31, 2010. Operating margins were 18.6% for 2011 versus 14.1% for 2010. Operating income and margins increased due to strong services revenue and expense management. Operating income in the Americas, EMEA, and APAC segments increased by $17.7 million, $1.6 million, and $0.2 million, respectively in 2011.

Operating income for 2010 was $41.9 million, an increase of $20.8 million as compared to $21.1 million for 2009. Operating margins improved to 14.1% in 2010, up from 8.6% in 2009. The increase in operating income and margins is primarily due to a 20% increase in total revenue and lower expenses versus 2009 due to workforce reduction charges taken in 2009. Operating income in the Americas, EMEA, and APAC segments increased by $14.4 million, $2.6 million, and $3.8 million, respectively in 2010.

Other Income (Loss) and Income Taxes

	Year Ended December 31,
				% Change vs. Prior Year
	2011	2010	2009	2011	2010
Other income (loss), net	$1,864	$(143)	$(756)	1403%	-81%
Income tax provision	18,320	13,723	3,824	33%	259%

Other Income (Loss), net

Other income (loss), net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Interest income was $1.1 million, $0.6 million, and $0.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. The increase of $0.4 million and $0.2 million in interest income in 2011 compared to 2010, and in 2010 compared to 2009, respectively, was due to a higher weighted-average interest rate earned. The weighted-average interest rate earned on cash and investments was approximately 1%, 0.5%, and less than 0.5% for the years ended December 31, 2011, 2010, and 2009, respectively. We recorded a net foreign currency gain of $0.8 million in 2011 and net foreign currency losses of $0.7 million and $1.0 million in 2010 and 2009, respectively. The foreign currency gain and losses mainly resulted from gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee, the British Pound, the Euro, and the Chinese Yuan.

Income Tax Provision

Our effective income tax rates were 29.0%, 32.8%, and 18.8% in 2011, 2010, and 2009, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The effective rate for the year ended December 31, 2011 is impacted by the $2.5 million recovery of the previously impaired auction rate security investment discussed above. We did not record a tax benefit on the original impairment charge because we did not have any future capital gains to offset the loss and therefore do not have tax expense related to the reversal of the charge. Also, the effective tax rate in 2011 included a $2.0 million tax benefit resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit is attributable to the elimination of the tax holiday for Indian companies under the STPI (Software Technology Park of India) tax plan, based on the February 2011 budget approved by the India Finance Ministry, which will allow us to utilize tax assets previously reserved. In addition, the effective tax rate for the year ended December 31, 2011 included the reduction of U.S. federal and state income tax reserves that resulted from the expiration of tax audit statues for tax returns filed for 2007 and prior and the settlement of an IRS audit, partially offset by the establishment of $0.5 million in tax reserves mainly related to intercompany transactions. The effective tax rate in 2010 included a tax benefit from the disqualifying disposition of incentive stock options that were previously expensed and the reduction of U.S. federal income tax reserves that resulted from the expiration of tax audit statutes for tax returns filed for 2006 and prior, partially offset by the establishment of income tax reserves for state audits. The effective tax rate in 2009 included the reduction of income tax reserves resulting from expiration of tax audit statutes for U.S. federal income tax returns filed for 2005, partially offset by the establishment of $0.8 million in tax reserves associated with the treatment of currency gains under our transfer pricing policy with one of our foreign subsidiaries.

Liquidity and Capital Resources

During 2011, 2010, and 2009, we funded our business through cash generated from operations. As of December 31, 2011, our cash and investments totaled $99.1 million as compared to $126.9 million at December 31, 2010.

Our cash flow from operating activities totaled $55.8 million, $50.0 million, and $58.3 million in 2011, 2010, and 2009, respectively. Cash flow from operating activities for 2011 increased $5.8 million compared to 2010 primarily attributable to higher revenue and net earnings. Cash flow from operating activities for 2010 decreased $8.3 million compared to 2009 principally due to increased working capital requirements associated with revenue growth. Days sales outstanding (DSO) was 62 days, 61 days, and 56 days at December 31, 2011, 2010, and 2009, respectively.

Our investing activities used cash of approximately $4.6 million, $8.9 million, and $2.3 million in 2011, 2010, and 2009, respectively. The primary use of cash for investing activities for the year ended December 31, 2011 was $5.1 million in capital expenditures partially offset by the net maturities of $0.5 million in investments. The use of cash for investing activities for the year ended December 31, 2010 was for capital expenditures of approximately $5.9 million and the net purchase of $3.0 million in short-term investments. The use of cash for investing activities for the year ended December 31, 2009 was for capital expenditures of approximately $2.4 million.

Our financing activities used cash of approximately $77.9 million, $40.9 million, and $21.7 million in 2011, 2010, and 2009, respectively. The principal use of cash for financing activities for the year ended December 31, 2011 was to purchase approximately $133.1 million of our common stock, including $2.4 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $52.7 million and a $2.5 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. The principal use of cash for financing activities for the year ended December 31, 2010 was to purchase approximately $77.7 million of our common stock, including $1.2 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $36.4 million. The principal use of cash for financing activities for the year ended December 31, 2009 was to purchase approximately $23.4 million of our common stock, including $0.6 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $1.7 million. In January 2012, our Board of Directors increased our remaining share repurchase authority to a total of $50.0 million.

Periodically, opportunities may arise to grow our business through the acquisition of complementary and synergistic companies, products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In 2012, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2012 for general corporate purposes.

New Accounting Pronouncements

In September 2011, the FASB issued an Accounting Standards Update on testing goodwill for impairment to simplify the goodwill impairment test. The standard update is intended to reduce cost and complexity of the annual goodwill impairment test by permitting companies to first assess qualitative factors to determine whether further impairment testing is necessary. Under this standard update, a company is not required to calculate the fair value of a reporting unit unless the company determines that it is more likely than not that its fair value is less than its carrying amount. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. This guidance is effective for interim and annual goodwill impairment tests performed for the fiscal years beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In June 2011, the FASB issued an Accounting Standards Update (which was subsequently updated in December 2011) on the presentation of comprehensive income. This guidance requires the presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where—the components of other comprehensive income are presented or in the notes to the financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2011; however, early adoption was permitted. We have elected to adopt this guidance as of December 31, 2011. The adoption of this guidance only impacted the presentation of our financial statements.

In May 2011, the FASB issued an Accounting Standards Update on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles, and requires additional disclosures about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of December 31, 2011 consist of obligations under operating leases. We expect to fulfill all of the following commitments from our working capital. We have no off-balance sheet arrangements within the meaning of SEC rules.

Lease Commitments

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2018. Rent expense for these leases aggregated $5.7 million, $5.3 million, and $6.1 million during 2011, 2010, and 2009, respectively.

The following table summarizes our contractual commitments as of December 31, 2011 (in thousands):

	$000.00	$000.00	$000.00	$000.00	$000.00	$000.00	$000.00
	Total	2012	2013	2014	2015	2016	Thereafter
Non-cancelable operating leases	$35,785	$6,107	$5,725	$5,501	$4,916	$4,902	$8,634

Indemnifications

Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2011.

Warranties

In general, in our customer contracts we warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Business

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, France, Australia, China, Japan, Singapore, and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized a foreign exchange gain of $0.8 million in 2011 and foreign exchange losses of $0.7 million and $1.0 million in 2010 and 2009, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income (loss), net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2011 relative to the U.S. dollar would result in minimal change to the reported foreign currency gain and a fluctuation of 10% in the period end exchange rates at December 31, 2010 relative to the U.S. dollar would result in a change of approximately $0.1 million in the reported foreign currency loss.

Interest Rates

We currently invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate obligations in money market funds and certificates of deposit. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from business operations. At December 31, 2011, our cash, cash equivalents, and investment balances totaled $99.1 million, of which $92.2 million is highly liquid. The remaining investments totaling $6.9 million are invested in short-term certificates of deposit and auction rate securities that were purchased prior to 2008. Our cash equivalents balance at December 31, 2011 was $33.5 million. Cash equivalents principally consist of highly liquid money market funds and certificates of deposit with maturities of less than three months when purchased.

Investments in both fixed rate and floating rate interest-earning instruments carry interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash and investment securities was approximately 1% and approximately 0.5% for the year ended December 31, 2011 and 2010, respectively. The fair value of cash equivalents and investments held at December 31, 2011 and 2010 was $40.4 million and $37.4 million, respectively. Based on the average investments outstanding during 2011 and 2010, increases or decreases in the rate of return of 25 basis points would result in increases or decreases to interest income of approximately $0.3 million for both years 2011 and 2010, from the reported interest income.

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

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the Company’s 2011 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2011, has audited the Company’s internal control over financial reporting as of December 31, 2011 and has issued a report regarding the Company’s internal control over financial reporting appearing on page 43, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
President and Chief Executive Officer

February 22, 2012

/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer

February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Manhattan Associates, Inc. and Subsidiaries

We have audited Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Manhattan Associates, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Manhattan Associates, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2011 of Manhattan Associates, Inc. and subsidiaries and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders

Manhattan Associates, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Associates, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 22, 2012

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Software license	$54,241	$54,450	$34,686
Services	244,058	213,750	189,850
Hardware and other	30,954	28,917	22,131

Total revenue	329,253	297,117	246,667
Costs and expenses:
Cost of license	6,806	6,172	4,726
Cost of services	107,510	98,776	84,349
Cost of hardware and other	24,785	23,844	18,386
Research and development	42,372	40,508	36,681
Sales and marketing	43,944	42,702	36,137
General and administrative	37,708	34,027	29,946
Depreciation and amortization	7,284	9,161	11,418
Recovery of previously impaired investment	(2,519)	—	—
Restructuring charge	—	—	3,882

Total costs and expenses	267,890	255,190	225,525

Operating income	61,363	41,927	21,142
Interest income, net	1,072	636	368
Other income (loss), net	792	(779)	(1,124)

Income before income taxes	63,227	41,784	20,386
Income tax provision	18,320	13,723	3,824

Net income	$44,907	$28,061	$16,562

Basic earnings per share	$2.20	$1.31	$0.74
Diluted earnings per share	$2.09	$1.25	$0.73

Weighted average number of shares:
Basic	20,455	21,497	22,385
Diluted	21,492	22,450	22,558

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$44,907	$28,061	$16,562

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4,024)	1,012	1,225
Unrealized (loss) gain on investments, net of taxes of ($20), $43 and ($51) in 2011, 2010 and 2009, respectively	(33)	71	(87)

Other comprehensive (loss) income	(4,057)	1,083	1,138

Comprehensive income	$40,850	$29,144	$17,700

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$92,180	$120,744
Short term investments	6,079	4,414
Accounts receivable, net of allowance of $4,816 and $5,711 in 2011 and 2010, respectively	56,264	47,419
Deferred income taxes	7,599	7,214
Income taxes receivable	4,859	2,446
Prepaid expenses	6,059	5,520
Other current assets	1,474	1,223

Total current assets	174,514	188,980

Property and equipment, net	13,321	14,833
Long-term investments	855	1,711
Goodwill	62,261	62,265
Acquisition-related intangible assets, net	14	1,186
Deferred income taxes	5,696	8,816
Other assets	2,939	2,673

Total assets	$259,600	$280,464

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,090	$7,745
Accrued compensation and benefits	16,503	19,807
Accrued and other liabilities	13,648	13,856
Deferred revenue	49,882	44,974

Total current liabilities	88,123	86,382

Deferred rent—long-term	6,612	7,444
Other non-current liabilities	2,785	2,838

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2011 or 2010	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 20,415,946 and 21,729,789 shares issued and outstanding at December 31, 2011 and 2010, respectively	204	217
Additional paid-in capital	—	487
Retained earnings	166,989	184,152
Accumulated other comprehensive loss	(5,113)	(1,056)

Total shareholders’ equity	162,080	183,800

Total liabilities and shareholders' equity	$259,600	$280,464

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$44,907	$28,061	$16,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,284	9,161	11,418
Recovery of previously impaired investment	(2,519)	—	—
Equity-based compensation	10,372	10,420	8,622
Loss (gain) on disposal of equipment	25	(4)	130
Tax benefit (deficiency) of stock awards exercised/vested	7,481	2,207	(1,023)
Excess tax benefits from equity-based compensation	(2,474)	(475)	(64)
Deferred income taxes	2,409	(463)	2,077
Unrealized foreign currency (gain) loss	(189)	210	1,022
Changes in operating assets and liabilities:
Accounts receivable, net	(8,994)	(9,454)	26,658
Other assets	(1,332)	(2,661)	3,058
Accounts payable, accrued and other liabilities	(3,537)	8,271	(10,453)
Income taxes	(2,514)	(2,934)	(3,502)
Deferred revenue	4,905	7,633	3,818

Net cash provided by operating activities	55,824	49,972	58,323

Investing activities:
Purchase of property and equipment	(5,074)	(5,871)	(2,378)
Purchases of available-for-sale investments	(7,296)	(8,625)	—
Sales/maturities of available-for-sale investments	7,761	5,614	84

Net cash used in investing activities	(4,609)	(8,882)	(2,294)

Financing activities:
Purchase of common stock	(133,144)	(77,704)	(23,435)
Proceeds from issuance of common stock from options exercised	52,721	36,368	1,662
Excess tax benefits from equity-based compensation	2,474	475	64

Net cash used in financing activities	(77,949)	(40,861)	(21,709)

Foreign currency impact on cash	(1,830)	298	158

Net change in cash and cash equivalents	(28,564)	527	34,478
Cash and cash equivalents at beginning of period	120,744	120,217	85,739

Cash and cash equivalents at end of period	$92,180	$120,744	$120,217

Supplemental disclosures of cash flow information:
Cash paid for taxes	$11,113	$14,340	$6,218

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2008	23,581,109	$234	$—	$182,882	$(3,277)	$179,839
Repurchase of common stock	(1,409,922)	(14)	(6,364)	(17,057)	—	(23,435)
Stock option exercises	130,650	1	1,661	—	—	1,662
Stock option expense	—	—	5,153	—	—	5,153
Restricted stock issuance/expense	165,286	4	3,465	—	—	3,469
Tax effects of stock based compensation	—	—	(1,023)	—	—	(1,023)
Foreign currency translation adjustment	—	—	—	—	1,225	1,225
Unrealized loss on investments	—	—	—	—	(87)	(87)
Net income	—	—	—	16,562	—	16,562

Balance, December 31, 2009	22,467,123	225	2,892	182,387	(2,139)	183,365
Repurchase of common stock	(2,766,173)	(28)	(51,380)	(26,296)	—	(77,704)
Stock option exercises	1,613,735	16	36,352	—	—	36,368
Stock option expense	—	—	3,792	—	—	3,792
Restricted stock issuance/expense	415,104	4	6,624	—	—	6,628
Tax effects of stock based compensation	—	—	2,207	—	—	2,207
Foreign currency translation adjustment	—	—	—	—	1,012	1,012
Unrealized gain on investments	—	—	—	—	71	71
Net income	—	—	—	28,061	—	28,061

Balance, December 31, 2010	21,729,789	217	487	184,152	(1,056)	183,800
Repurchase of common stock	(3,685,196)	(37)	(71,037)	(62,070)	—	(133,144)
Stock option exercises	2,108,066	21	52,700	—	—	52,721
Stock option expense	—	—	2,003	—	—	2,003
Restricted stock issuance/expense	263,287	3	8,366	—	—	8,369
Tax effects of stock based compensation	—	—	7,481	—	—	7,481
Foreign currency translation adjustment	—	—	—	—	(4,024)	(4,024)
Unrealized loss on investments	—	—	—	—	(33)	(33)
Net income	—	—	—	44,907		44,907

Balance, December 31, 2011	20,415,946	$204	$—	$166,989	$(5,113)	$162,080

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

1. Organization, Consolidation and Summary of Significant Accounting Policies

Organization and Business

Manhattan Associates, Inc. (“Manhattan” or the “Company”) is a developer and provider of supply chain solutions that help organizations optimize the effectiveness, efficiency, and strategic advantages of their supply chains. The Company’s solutions consist of software, services, and hardware, which coordinate people, workflows, assets, events, and tasks holistically across the functions linked in a supply chain from planning through execution. These solutions also help coordinate the actions, data exchange, and communication of participants in supply chain ecosystems, such as manufacturers, suppliers, distributors, trading partners, transportation providers, channels (such as catalogers, store retailers, and Web outlets), and consumers.

The Company’s operations are in North America, Europe, and the Asia/Pacific region. The European operations are conducted through the Company’s wholly-owned subsidiaries, Manhattan Associates Limited, Manhattan Associates Europe B.V., Manhattan France SARL, and Manhattan Associates GmbH, in the United Kingdom, the Netherlands, France, and Germany, respectively. The Company’s Asia/Pacific operations are conducted through its wholly-owned subsidiaries, Manhattan Associates Pty Ltd., Manhattan Associates KK, Manhattan Associates Software (Shanghai), Co. Ltd., Manhattan Associates Software Pte Ltd., and Manhattan Associates (India) Development Centre Private Limited in Australia, Japan, China, Singapore, and India, respectively. The Company occasionally sells its products and services in other countries, such as countries in Latin America, Eastern Europe, Middle East, and Asia, through its direct sales channel as well as various reseller channels.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. Amounts held at certain financial institutions are above the federally insured limit. The Company’s sales are primarily to companies located in the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2011 for the Americas, EMEA, and APAC companies were $46.0 million, $6.1 million, and $4.1 million, respectively. Accounts receivable, net as of December 31, 2010 for the Americas, EMEA, and APAC companies were $40.1 million, $3.7 million, and $3.6 million, respectively. The Company’s top five customers in aggregate accounted for 15%, 10%, and 11% of total revenue in the period the related sales were recorded for each of the years ended December 31, 2011, 2010, and 2009, respectively. No single customer accounted for more than 10% of revenue in the years ended December 31, 2011, 2010, and 2009 or for more than 10% of accounts receivable as of December 31, 2011 and 2010.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

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

The Company’s investments are categorized as available-for-sale securities and recorded at fair market value. Investments with maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of one year or greater from the date of purchase are generally classified as long-term investments. Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is determined on a specific identification basis.

At December 31, 2011, the Company’s cash, cash equivalent, and short-term investments balance was $58.7 million, $33.5 million, and $6.1 million, respectively. Cash equivalents and short-term investments primarily consist of highly liquid money market funds and certificates of deposit.

Prior to 2008, the Company invested in auction rate securities of which certain auctions failed during 2008 and the underlying securities were not redeemed by the issuer. During 2008, the Company recorded an other-than-temporary impairment charge of $3.5 million for one of its investments. The Company reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. During 2011, the Company was able to sell the auction rate security and recover 72%, or $2.5 million, of its original investment. The $2.5 million recovery from the sale of the auction rate security is included in “Recovery of previously impaired investment” in the Consolidated Statements of Income.

During 2010 and 2011, two of the issuers of the Company’s other auction rate securities redeemed a total of $2.0 million of the auction rate securities at par value. The Company currently holds one remaining auction rate security investment with a par value of $1.0 million. The auction rate security held by the Company at December 31, 2011 was issued by a state educational loan authority, is collateralized by federally insured student loans and matures in 2037. From 2008 to 2011, the Company has recorded temporary impairment charges of $0.1 million on this investment resulting in a carrying value $0.9 million for this auction rate security investment at December 31, 2011. This investment has a high credit rating, and the Company intends and has the ability to hold this security until maturity or until redeemed. In determining the fair value of this auction rate security, the Company considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions underlying the Company’s valuation could have a significant impact on the value of this security, which may cause losses and potentially require the Company to record other-than-temporary impairment charges on this investment in the future. The Company will continue to evaluate the fair value of its auction rate security investment each reporting period for a potential other-than-temporary impairment.

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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

The following table sets forth the assets carried at fair value measured on a recurring basis at December 31, 2011 (in thousands):

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$29,628	$—	$—	$29,628
Auction rate security	—	—	855	855

Total available-for-sale securities	$29,628	$—	$855	$30,483

The maturity date of the $0.9 million auction rate security investment is greater than ten years.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of historical amounts written-off, the customers’ ability to pay, and general economic conditions; the useful lives of intangible assets; self insurance accruals; legal accruals; the recoverability or impairment of intangible asset values; stock based compensation, which is based on the expected term of the award and corresponding expected volatility, risk-free interest rate, and dividends; and the Company’s effective income tax rate and deferred tax assets, which are based upon the Company’s expectations of future taxable income, allowable deductions, and projected tax credits. Actual results will differ from these estimates.

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

The Company’s international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially adversely impacted by changes in these or other factors. The Company recognized a foreign exchange rate gain of $0.8 million in 2011 and foreign exchange rate losses of $0.7 million and $1.0 million in 2010 and 2009, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income (loss), net” on the Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

Revenue Recognition

The Company’s revenue consists of fees from the licensing and hosting of software (collectively included in “Software license” revenue in the Consolidated Statements of Income), fees from implementation and training services (collectively, “professional services”) and customer support services and software enhancements (collectively included in “Services” revenue in the Consolidated Statements of Income), and sales of hardware and other revenues (other revenue consists of reimbursements of out-of-pocket expenses incurred in connection with its professional services) (collectively included in “Hardware and other” revenue in the Consolidated Statements of Income). All revenue is recognized net of any related sales taxes.

The Company recognizes license revenue when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable. Revenue recognition for software with multiple-element arrangements requires recognition of revenue using the “residual method” when (a) there is vendor-specific objective evidence (VSOE) of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (b) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement; and (c) all other applicable revenue-recognition criteria for software revenue recognition, are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.

The Company allocates revenue to customer support services and software enhancements and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If the Company cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, the Company defers revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. The Company must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product on a stand-alone basis or applicable renewal rates. For arrangements that include future software functionality deliverables, the Company accounts for these deliverables as a separate element of the arrangement. Because the Company does not sell these deliverables on a stand-alone basis, the Company is not able to establish VSOE of fair value of these deliverables. As a result, the Company defers all revenue under the arrangement until the future functionality has been delivered to the customer.

Payment terms for the Company’s software licenses vary. Each contract is evaluated individually to determine whether the fees in the contract are fixed and determinable and whether collection is probable. Judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience, and economic market conditions. If market conditions decline, or if the financial conditions of customers deteriorate, the Company may be unable to determine that collection is probable, and the Company could be required to defer the recognition of revenue until the Company receives customer payments. The Company has an established history of collecting under the terms of its software license contracts without providing refunds or concessions to its customers. Therefore, the Company has determined that the presence of payment terms which extend beyond contract execution in a particular contract do not preclude the conclusion that the fees in the contract are fixed and determinable. Although infrequent, when payment terms in a contract extend beyond twelve months, the Company has determined that such fees are not fixed and determinable and recognizes revenue as payments become due provided that all other conditions for revenue recognition have been met.

The Company’s services revenue consists of fees generated from professional services and customer support services and software enhancements related to the Company’s software products. Fees from professional services performed by the Company are generally billed on an hourly basis, and revenue is recognized as the services are performed. In certain situations, professional services are rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee contracts is recognized on a proportional performance basis based on the hours incurred on discrete projects within an overall services arrangement. The Company has determined that output measures, or services delivered, approximate the input measures associated with fixed-fee services arrangements. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancements is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.

Hardware and other revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company’s software solutions. As part of a complete solution, the Company’s customers periodically purchase hardware from the Company for use with the software licenses purchased from the

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

Company. These products include computer hardware, radio frequency terminal networks, radio frequency identification (RFID) chip readers, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment to the customer when title passes. The Company generally purchases hardware from the Company’s vendors only after receiving an order from a customer. As a result, the Company does not maintain hardware inventory.

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other revenue” in the Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $10.4 million, $9.0 million, and $7.5 million for 2011, 2010, and 2009, respectively.

Deferred Revenue

Deferred revenue represents amounts collected prior to having completed performance of professional services, customer support services and software enhancements, and significant remaining obligations under license agreements. The Company generally expects to complete such services or obligations within the next twelve months.

Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2011 or 2010.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations were $2.5 million, $3.5 million, and $3.6 million for 2011, 2010, and 2009, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Property and Equipment

Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, internal use software, and leasehold improvements. The Company depreciates the cost of furniture, computers, other office equipment, and internal use software on a straight-line basis over their estimated useful lives (three to five years for computer equipment and software, five years for office equipment, seven years for furniture). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation and amortization expense for property and equipment for the years ended December 31, 2011, 2010, and 2009 was approximately $6.1 million, $6.9 million, and $8.4 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Income.

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2011	2010
Computer equipment and software	$48,111	$50,574
Furniture and office equipment	6,768	7,165
Leasehold improvement	14,834	14,961

	69,713	72,700
Less accumulated depreciation and amortization	(56,392)	(57,867)

	$13,321	$14,833

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

Acquisition-Related Intangible Assets

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for each product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The weighted average amortization period for acquired software is 4.9 years. The other intangible assets are being amortized on a straight-line basis over a period of two to ten years with a weighted average amortization period of 6.2 years. The weighted average amortization period for all intangible assets is 5.6 years. Total amortization expense related to acquisition-related intangible assets was approximately $1.2 million, $2.3 million, and $3.0 million for the years ended December 31, 2011, 2010, and 2009, respectively, and are included in “Depreciation and amortization” in the accompanying Consolidated Statements of Income.

Acquisition-Related Intangible Assets consist of the following (in thousands):

	December 31,
	2011	2010
Cost:
Acquired software	$15,791	$15,791
Other intangible assets with definite lives	19,087	19,087

	34,878	34,878
Accumulated amortization:
Acquired software	(15,791)	(15,791)
Other intangible assets with definite lives	(19,073)	(17,901)

	(34,864)	(33,692)
Net book value:
Acquired software	$—	$—
Other intangible assets with definite lives	14	1,186

	$14	$1,186

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of December 31, 2011 (in thousands):

Year ending December 31,
2012	$6
2013	7
2014	1

Total amortization expense expected	$14

Goodwill

Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. The Company does not amortize goodwill, but instead tests goodwill for impairment on at least an annual basis. Goodwill was $62.3 million at the end of each year ended December 31, 2011 and 2010. Approximately $36.0 million of the gross Goodwill balance is deductible for income tax purposes. To date, there have been no goodwill impairments.

Software Development Costs

Research and development expenses are charged to expense as incurred. For the years ended December 31, 2011, 2010, and 2009, the Company did not capitalize any internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers have been insignificant.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

The Company determines the amount of development costs capitalizable under the provisions of FASB Codification accounting for costs of computer software to be sold, leased, or marketed. Under this guidance, computer software development costs are charged to R&D expense until technological feasibility is established, after which remaining software production costs are capitalized. The Company has defined technological feasibility as the point in time at which the Company has a detailed program design or a working model of the related product, depending on the type of development efforts, and high-risk development issues have been resolved through end-to-end system testing.

Impairment of Long-Lived and Intangible Assets

The Company reviews the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2011, 2010, and 2009, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.

The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

Impairment of Goodwill

The Company evaluates the carrying value of goodwill annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill for impairment as of December 31, 2011, 2010, and 2009 and did not identify any impairment as a result of the review.

Guarantees and Indemnifications

The Company accounts for guarantees in accordance with the guarantee accounting topic in the FASB Codification. Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2011 or 2010.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

In general, in our customer contracts, the Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. As a result, the Company believes the estimated fair value of these agreements is nominal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011 and 2010.

Segment Information

The Company has three reporting segments: Americas, EMEA, and APAC as defined by FASB Codification topic for segment reporting. See Note 8 for discussion of the Company’s reporting segments.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $240,000 in 2011 and $10,000 in each year 2010 and 2009. Advertising costs are included in “Sales and marketing” in the Consolidated Statements of Income.

Basic and Diluted Net Income Per Share

Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.

Diluted net income per share is computed using net income divided by Weighted Shares, and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 2011, 2010, and 2009 (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net income	$44,907	$28,061	$16,562

Earnings per share:
Basic	$2.20	$1.31	$0.74
Effect of CESs	(0.11)	(0.06)	(0.01)

Diluted	$2.09	$1.25	$0.73

Weighted average number of shares:
Basic	20,455	21,497	22,385
Effect of CESs	1,037	953	173

Diluted	21,492	22,450	22,558

Options to purchase 2,000 shares, 1,312,639 shares, and 5,199,401 shares of common stock were outstanding at December 31, 2011, 2010, and 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the respective years. See Note 2 for further information on those securities.

Accumulated Other Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

The following table sets forth the components of accumulated other comprehensive income (in thousands):

	December 31,
	2011	2010
Unrealized loss on investments, net of taxes	$(94)	$(61)
Foreign currency translation adjustment	(5,019)	(995)

Total	$(5,113)	$(1,056)

New Accounting Pronouncements

In September 2011, the FASB issued an Accounting Standards Update on testing goodwill for impairment to simplify the goodwill impairment test. The standard update is intended to reduce cost and complexity of the annual goodwill impairment test by permitting companies to first assess qualitative factors to determine whether further impairment testing is necessary. Under this standard update, a company is not required to calculate the fair value of a reporting unit unless the company determines that it is more likely than not that its fair value is less than its carrying amount. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. This guidance is effective for interim and annual goodwill impairment tests performed for the fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In June 2011, the FASB issued an Accounting Standards Update (which was subsequently updated in December 2011) on the presentation of comprehensive income. This guidance requires the presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of other comprehensive income are presented or in the notes to the financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2011; however, early adoption was permitted. The Company has elected to adopt this guidance as of December 31, 2011. The adoption of this guidance only impacted the presentation of the Company’s financial statements.

In May 2011, the FASB issued an Accounting Standards Update on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles, and requires additional disclosures about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In January 2010, the FASB issued an Accounting Standard Update to improve disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for significant transfers in and out of Level 1 and 2 in the fair value hierarchy and the reasons for the transfers. This guidance also requires disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (Level 3) investments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except Level 3 reconciliation disclosures which are effective for the fiscal years and interim periods beginning after December 15, 2010. The Company adopted the enhanced disclosures for Level 1 and 2 in its first quarter of 2010 reporting, which did not have a material impact on its financial statements. The Company also adopted the enhanced disclosures for Level 3 reconciliation disclosures in its first quarter of 2011 reporting, which also did not have a material impact on its financial statements.

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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

The 2007 Plan was initially approved by the shareholders of the Company in May 2007 and was subsequently amended in May 2009 and May 2011. The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights. Vesting conditions can be service-based or performance-based, or a combination of both.

As amended, a maximum of 7,500,000 shares are available for grant under the 2007 Plan. Each stock option or stock appreciation right granted is counted against the maximum share limitation as one share, and each share of restricted stock or restricted stock unit granted (including those that are service based or performance based) counts against the maximum share limitation as two shares. Options and stock appreciation rights cannot have a term exceeding seven years. As of December 31, 2011, there were 3,915,942 shares available for issuance under the amended 2007 Plan. The 1998 and 2007 Plans are administered by the Compensation Committee of the Board of Directors. The committee has the authority to interpret the provisions thereof.

In January 2010 the Compensation Committee of the Board of Directors approved certain changes to the Company’s historical equity incentive grant practices, with the objective to optimize its performance and retention strength while managing program share usage to improve long-term equity overhang. The changes eliminated stock option awards in favor of 100% restricted stock grants, which for the 2010 and 2011 awards contain vesting provisions that are 50% service based and 50% performance based for employee awards and 100% service based for non-employee members of the Board of Directors (“Outside Directors”). The equity compensation program change for employees was effective January 2010 and for Outside Directors was effective May 2010. The employee awards have a four year vesting period, with the performance portion tied to annual revenue and earnings per share targets. The awards to Outside Directors have a one year vesting period. The Company recognizes compensation cost for service-based restricted awards with graded vesting on a straight-line basis over the entire vesting period, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. For its performance-based restricted stock awards with graded vesting, the Company recognizes compensation cost on an accelerated basis applying straight-line expensing for each separately vesting portion of each award.

Stock Option Awards

The Company recorded stock option expense of $2.0 million, $3.8 million, and $5.2 million during the year ended December 31, 2011, 2010, and 2009, respectively. A summary of changes in outstanding options for the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value (in thousands)
Outstanding at January 1, 2011	3,846,262	$25.06
Exercised	(2,108,066)	25.01
Forfeited and expired	(104,630)	30.10

Outstanding at December 31, 2011	1,633,566	$24.79	2.6	$25,626

Vested or expected to vest at December 31, 2011	1,572,513	$25.00	2.6	$24,344
Exercisable at December 31, 2011	1,325,484	$26.07	2.3	$19,096

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2010 and 2009:

	2010	2009
Dividend yield	0%	0%
Expected volatility	36%	38%
Risk-free interest rate at the date of grant	2.4%	1.9%
Expected life (in years)	4.0	4.0

As mentioned above, the Company eliminated stock option awards in favor of 100% restricted stock grants; therefore no stock options were granted in 2011.

Expected volatilities are based on a combination of historical volatility of the Company’s stock and implied volatility of the Company’s publicly traded stock options. Due to the limited trading volume of the Company’s publicly traded options, the Company places a greater emphasis on historical volatility. The Company also uses historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a term approximating the expected term. Using these assumptions, the weighted average grant-date fair values of the stock options granted during the years ended December 31, 2010 and 2009 were $7.82 and $5.26, respectively.

Options with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date fair value of the award that is vested at that date. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 based on market value at the exercise dates was $25.8 million, $11.9 million, and $0.9 million, respectively. As of December 31, 2011, unrecognized compensation cost related to unvested stock option awards totaled $0.6 million and is expected to be recognized over a weighted average period of approximately one year.

Restricted Stock Awards

A summary of changes in unvested shares of restricted stock for the year ended December 31, 2011 are as follows:

	Number of Shares	Grant Date Fair Value
Outstanding at January 1, 2011	658,146	$22.02
Granted	357,592	31.16
Vested	(266,278)	23.71
Forfeited	(94,305)	25.43

Outstanding at December 31, 2011	655,155	$25.84

The Company recorded restricted stock expense of $8.4 million, $6.6 million, and $3.5 million during the year ended December 31, 2011, 2010, and 2009, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2011, 2010, and 2009 based on market value at the vesting dates was $10.8 million, $3.6 million, and $2.2 million, respectively. As of December 31, 2011, unrecognized compensation cost related to unvested restricted stock awards totaled $10.0 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

Included in the restricted stock grants for the year ended December 31, 2011 are 150,750 shares that have performance-based vesting criteria. As noted above, the performance criteria are tied to the Company’s 2011 financial performance. As of December 31, 2011, the performance criteria for the fiscal year were met and the associated stock-based compensation expense has been recognized for the portion of the award attributable to 2011 services.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

3. Income Taxes

The Company is subject to future federal, state, and foreign income taxes and has recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2011 and 2010. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Accounts receivable	$1,722	$1,967
Accrued liabilities	4,745	5,372
Stock compensation expense	5,765	6,617
Capitalized costs	3,801	5,721
Accrued sales taxes	765	810
Deferred rent	2,658	2,921
State tax credits	2,958	2,383
Net operating losses	2,803	3,147
Tax credits—foreign	1,205	—
Valuation allowance	(6,711)	(7,689)
Other	350	221

	$20,061	$21,470
Deferred tax liabilities:
Intangible assets	4,627	3,518
Depreciation	2,139	1,725
Other	—	197

	6,766	5,440

Net deferred tax assets	$13,295	$16,030

The components of income from domestic and foreign operations before income tax expense for the years ended December 31, 2011, 2010, and 2009 are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$55,487	$36,881	$19,709
Foreign	7,740	4,903	677

Total	$63,227	$41,784	$20,386

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

The components of the income tax provision for the years ended December 31, 2011, 2010, and 2009 are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$12,438	$11,271	$1,079
State	1,043	1,296	(277)
Foreign	2,432	1,817	1,132

	15,913	14,384	1,934
Deferred:
Federal	4,036	(694)	1,713
State	240	(29)	274
Foreign	(1,869)	62	(97)

	2,407	(661)	1,890

Total	$18,320	$13,723	$3,824

The income tax benefits related to the exercise of stock options were approximately $9.2 million, $4.2 million, and $0.3 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

As a result of losses in foreign locations, the Company has net operating loss carry-forwards (“NOLs”) of approximately $9.3 million available to offset future income. Approximately $7.0 million of the NOLs expire in 2012 to 2020, and the remainder does not expire. The Company has established a valuation allowance for substantially all of these NOLs because the ability to utilize them is not more likely than not.

The Company has tax credit carry-forwards of approximately $4.6 million available to offset future state tax. These tax credit carry-forwards expire in 2017 to 2021. These credits represent a deferred tax asset of $3.0 million after consideration of the federal benefit of state tax deductions. A valuation allowance of $2.8 million has been established for these credits because the ability to use them is not more likely than not.

The Company recorded a $2.0 million tax benefit in 2011, resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit is attributable to the elimination of the tax holiday for Indian companies under the STPI (Software Technology Park of India) tax plan, based on the February 2011 budget approved by the India Finance Ministry, which will allow the Company to utilize tax assets previously reserved. The Company expects to fully utilize the credits by 2015.

Deferred taxes are not provided for temporary differences of approximately $24.9 million, $22.2 million, and $17.5 million as of December 31, 2011, 2010, and 2009, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is impractical to calculate the tax impact until such repatriation occurs.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2011, 2010, and 2009:

	$0000.00	$0000.00	$0000.00
	Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income tax, net of federal benefit	2.1	1.2	1.1
State credit carryforwards	(0.2)	(0.6)	(3.3)
Incentive stock options	—	(0.7)	1.0
Foreign operations	(4.9)	(0.8)	2.4
Tax exempt income	—	(0.1)	(0.2)
Tax contingencies	(0.3)	0.7	(10.8)
Other permanent differences	(1.1)	(3.0)	(5.1)
Foreign distributions	—	—	(1.6)
Change in valuation allowance	(1.6)	1.1	0.3

Income taxes	29.0%	32.8%	18.8%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	December 31,
	2011	2010
Unrecognized tax benefits at January 1,	$(2,435)	$(2,331)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	(40)	(527)
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	40	360
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	(526)	(227)
Amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	228	159
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	405	131

Unrecognized tax benefits at December 31,	$(2,328)	$(2,435)

The Company’s unrecognized tax benefits totaled $2.3 million, $2.4 million, and $2.3 million for the year ended December 31, 2011, 2010, and 2009, respectively, of which substantially all, if recognized, would affect the effective tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. For the years ended December 31, 2011, 2010, and 2009, the Company recognized $0.1 million, $0.2 million, and $0.1 million, respectively, of expense for the potential payment of interest and penalties. Accrued interest and penalties were $0.5 million and $0.4 million as of December 31, 2011 and 2010, respectively. The Company conducts business globally and, as a result, files income tax returns in the United State federal jurisdiction and in many state and foreign jurisdictions. The Company is generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2008. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2012, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $0.1 million related primarily to subsidiary operations and jurisdictional taxable income amounts.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

4. Shareholders’ Equity

During 2011, 2010, and 2009, the Company purchased 3,607,267 shares, 2,716,621 shares, and 1,371,038 shares of the Company’s common stock for approximately $130.7 million, $76.5 million, and $22.8 million, respectively, through open market transactions as part of a publicly-announced share repurchase program. In January 2012, the Board of Directors increased the remaining share repurchase authority to $50.0 million.

5. Commitments and Contingencies

Leases

Rents charged to expense were approximately $5.7 million, $5.3 million, and $6.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. During the first quarter of 2007, the Company extended its Atlanta headquarters lease, which was set to expire in March 2008, to September 30, 2018. The landlord funded leasehold improvements of $7.9 million in conjunction with the new lease which was recorded as an increase in leasehold improvements and deferred rent. Additionally, the Company had a rent holiday from April to September 2008. The entire cash rent obligation is being amortized to expense on a straight line basis over the lease term.

Aggregate future minimum lease payments under noncancellable operating leases as of December 31, 2011 are as follows (in thousands):

Year Ending December 31,
2012	$6,107
2013	5,725
2014	5,501
2015	4,916
2016	4,902
Thereafter	8,634

Total minimum payments required	$35,785

There are no future minimum lease payments under capital leases as of December 31, 2011.

Employment Agreements

The Company has entered into employment agreements with certain executives and other key employees. The agreements provide for total severance payments of up to approximately $2.9 million for termination of employment for any reason other than cause. Pursuant to these agreements, payments would be made in equal monthly installments over a period of not more than 18 months. No amounts have been accrued because the payments are not probable and cannot be reasonably estimated.

Legal and Other Matters

From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business, and occasionally legal proceeding not in the ordinary course. The Company is not currently a party to any ordinary course legal proceeding or other legal proceeding the result of which it believes is likely to have a material adverse impact upon its business, financial position, results of operations, or cash flows. Many of the Company’s installations involve products that are critical to the operations of its clients’ businesses. Any failure in a Company product could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances. The Company expenses legal costs associated with loss contingencies as such legal costs are incurred.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

6. Employee Benefit Plan

The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $16,500, as defined, to the 401(k) Plan. On January 1, 2008, the Internal Revenue Service raised the eligible compensation limit to $245,000. During the second quarter of 2009, the Company suspended its 401(k) matching contribution for the remainder of 2009 and full year 2010. In 2011, the Company reinstated its matching contribution program, which provides for a 25% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. In 2012, the Company increased the 401(k) match to a 50% matching contribution up to 6% of eligible compensation. During the years ended December 31, 2011 and 2009, the Company made matching contributions to the 401(k) Plan of $0.9 million and $0.8 million, respectively.

7. Restructuring charge

In the second quarter of 2009, the Company committed to and initiated plans to reduce its workforce by approximately 140 positions along with other expense reduction initiatives to realign its capacity. These actions were based on continued deterioration of the global macro-economic environment in the first quarter as reflected by downward revisions by most economists of global GDP growth rates, which resulted in lower than planned first quarter 2009 license revenue results and a revised revenue outlook for the remainder of 2009. As a result of this initiative, the Company recorded a pre-tax restructuring charge of approximately $3.8 million ($2.5 million after-tax or $0.11 per fully diluted share) in 2009.

The restructuring charge is classified in “Restructuring charge” in the Company’s Consolidated Statements of Income. There is no outstanding accrual balance as of December 31, 2011.

8. Reporting Segments

The Company manages the business by geographic segment. The Company has identified three geographic reportable segments: the Americas, EMEA, and APAC. All segments derive revenue from the sale and implementation of the Company’s supply chain execution and planning solutions, of which the individual products are similar in nature and help companies manage the effectiveness and efficiency of their supply chains. The Company uses the same accounting policies for each reporting segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each region.

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reporting segments. The royalties, which totaled $2.2 million, $2.5 million, and $1.3 million in 2011, 2010, and 2009, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, and management and support team. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the America’s costs are all research and development costs including the costs associated with the Company’s India operations.

The operating expenses for the Americas segment include $1.2 million, $2.3 million, and $3.0 million of amortization expense on intangible assets in 2011, 2010, and 2009, respectively.

In accordance with the segment reporting topic of the FASB Codification, the Company has included a summary of financial information by reportable segment. The following table presents the revenues, expenses, and operating income (loss) by reportable segment for the years ended December 31, 2011, 2010, and 2009 (in thousands):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

	Year Ended December 31,
	2011				2010
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$45,506	$6,362	$2,373	$54,241	$44,254	$4,972	$5,224	$54,450
Services	198,041	30,824	15,193	244,058	176,912	26,269	10,569	213,750
Hardware and other	29,312	1,109	533	30,954	27,784	925	208	28,917

Total revenue	272,859	38,295	18,099	329,253	248,950	32,166	16,001	297,117

Costs and Expenses:
Cost of revenue	108,648	20,436	10,017	139,101	102,682	17,634	8,476	128,792
Operating expenses	106,439	12,268	5,317	124,024	101,742	10,523	4,972	117,237
Depreciation and amortization	6,741	352	191	7,284	8,658	324	179	9,161
Recovery of previously impaired investment	(2,519)	—	—	(2,519)	—	—	—	—

Total costs and expenses	219,309	33,056	15,525	267,890	213,082	28,481	13,627	255,190

Operating income	$53,550	$5,239	$2,574	$61,363	$35,868	$3,685	$2,374	$41,927

	Year Ended December 31, 2009
	Americas	EMEA	APAC	Total
Revenue:
Software license	$29,629	$2,617	$2,440	$34,686
Services	155,768	24,637	9,445	189,850
Hardware and other	21,161	771	199	22,131

Total revenue	206,558	28,025	12,084	246,667

Costs and Expenses:
Cost of revenue	82,849	16,641	7,971	107,461
Operating expenses	88,844	9,511	4,409	102,764
Depreciation and amortization	10,398	760	260	11,418
Restructuring charge	3,019	20	843	3,882

Total costs and expenses	185,110	26,932	13,483	225,525

Operating income (loss)	$21,448	$1,093	$(1,399)	$21,142

The following table presents the goodwill, long-lived assets, and total assets by reporting segment for the years ended December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011				As of December 31, 2010
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill	$54,766	$5,532	$1,963	$62,261	$54,766	$5,536	$1,963	$62,265
Long lived assets	15,076	586	598	16,260	16,265	589	652	17,506
Total assets	236,122	15,330	8,148	259,600	254,788	17,541	8,135	280,464

For the years ended December 31, 2011, 2010, and 2009, we derived revenue from sales to customers outside the United State of approximately $90.7 million, $80.7 million, and $58.0 million, respectively. Our remaining revenue was derived from domestic sales.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010, and 2009

Our services revenue consists of fees generated from professional services and customer support services and software enhancements related to our software products as follows (in thousands):

	$156,794	$156,794	$156,794
	Year ended December 31,
	2011	2010	2009
Professional services	$156,794	$131,871	$112,770
Customer support and software enhancements	87,264	81,879	77,080

Total services revenue	$244,058	$213,750	$189,850

License revenues related to our warehouse and non-warehouse product groups are as follows (in thousands):

	$156,794	$156,794	$156,794
	Year ended December 31,
	2011	2010	2009
Warehouse	$33,560	$30,966	$20,145
Non-Warehouse	20,681	23,484	14,541

Total license revenue	$54,241	$54,450	$34,686

9. Related Party Transactions

During the year ended December 31, 2009, the Company purchased software and services for approximately $50,000 from a company whose former President and Chief Executive Officer is a member of Manhattan’s Board of Directors. There were no purchases from this vendor during 2011 and 2010. As of December 31, 2011, there were no amounts outstanding to this vendor.

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

December 31, 2011, 2010 and 2009

11. Quarterly Results of Operations (Unaudited)

Following is the quarterly results of operations of the Company for the years ended December 31, 2011 and 2010. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements.

	Quarter Ended
	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2010	2010	2010	2010	2011	2011	2011	2011
	(In thousands, except per share data)
Statements of Income Data:
Revenue:
Software license	$14,207	$15,485	$12,092	$12,666	$7,762	$16,347	$13,565	$16,567
Services	53,461	54,780	53,486	52,023	56,078	63,774	63,594	60,612
Hardware and other	6,281	7,376	8,436	6,824	7,870	8,281	8,443	6,360

Total revenue	73,949	77,641	74,014	71,513	71,710	88,402	85,602	83,539
Costs and expenses:
Cost of license	1,549	1,611	1,471	1,541	1,239	1,824	1,196	2,547
Cost of services	24,064	24,906	24,661	25,145	24,958	27,462	28,054	27,036
Cost of hardware and other	5,069	6,205	7,092	5,478	6,300	6,457	6,695	5,333
Research and development	10,440	10,334	9,866	9,868	10,383	10,676	10,877	10,436
Sales and marketing	10,468	12,073	10,329	9,832	10,600	12,309	10,865	10,170
General and administrative	8,461	8,177	8,721	8,668	8,676	9,238	9,342	10,452
Depreciation and amortization	2,415	2,318	2,262	2,166	2,001	2,223	1,698	1,362
Recovery of previously impaired investment	—	—	—	—	—	—	(2,519)	—

Total costs and expenses	62,466	65,624	64,402	62,698	64,157	70,189	66,208	67,336

Operating income	11,483	12,017	9,612	8,815	7,553	18,213	19,394	16,203
Other (loss) income, net	(498)	304	(188)	239	18	334	862	650

Income before income taxes	10,985	12,321	9,424	9,054	7,571	18,547	20,256	16,853
Income tax provision	3,790	4,132	3,192	2,609	405	6,208	5,379	6,328

Net income	$7,195	$8,189	$6,232	$6,445	$7,166	$12,339	$14,877	$10,525

Basic earnings per share	$0.33	$0.38	$0.29	$0.31	$0.34	$0.60	$0.74	$0.53
Diluted earnings per share	$0.32	$0.36	$0.28	$0.29	$0.32	$0.57	$0.70	$0.50
Shares used in computing basic earnings per share	21,958	21,718	21,248	21,078	21,027	20,696	20,156	19,941

Shares used in computing diluted earnings per share	22,535	22,776	22,051	22,350	22,079	21,775	21,125	20,923

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

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

Management’s Report on Internal Control over Financial Reporting

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and the report of Ernst & Young LLP on the effectiveness of the Company’s internal control over financial reporting are contained on pages 44 and 45 of this report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 20, 2012 under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Committees.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 20, 2012 under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 20, 2012 under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 20, 2012 under the captions “Related Party Transactions” and “Election of Directors.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 20, 2012 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

		The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

	2.	Financial Statement Schedule.

The following financial statement schedule is filed as a part of this report:

SCHEDULE II

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Classification:	Balance at Beginning of Period	Additions Charged to Operations	Net Deductions	Balance at End of Period
Allowance for Doubtful Accounts
For the year ended:
December 31, 2009	$5,566,000	$3,593,000	$4,216,000	$4,943,000
December 31, 2010	$4,943,000	$3,467,000	$2,699,000	$5,711,000
December 31, 2011	$5,711,000	$2,508,000	$3,403,000	$4,816,000

Deferred Tax Asset Valuation Allowance
For the year ended:
December 31, 2009	$7,657,000	$230,000	$—	$7,887,000
December 31, 2010	$7,887,000	$—	$198,000	$7,689,000
December 31, 2011	$7,689,000	$—	$978,000	$6,711,000

Restructuring Charge Accrual
For the year ended:
December 31, 2009	$1,787,000	$3,882,000	$5,414,000	$255,000
December 31, 2010	$255,000	$—	$192,000	$63,000
December 31, 2011	$63,000	$—	$63,000	$—

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

Date: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr. John J. Huntz, Jr.	Chairman of the Board	February 22, 2012

/s/ Peter F. Sinisgalli Peter F. Sinisgalli	Chief Executive Officer, President and Director (Principal Executive Officer)	February 22, 2012

/s/ Dennis B. Story Dennis B. Story	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2012

/s/ Brian J. Cassidy Brian J. Cassidy	Director	February 22, 2012

/s/ Thomas E. Noonan Thomas E. Noonan	Director	February 22, 2012

/s/ Deepak Raghavan Deepak Raghavan	Director	February 22, 2012

/s/ Dan J. Lautenbach Dan J. Lautenbach	Director	February 22, 2012

EXHIBIT INDEX

The following exhibits are filed with this Report.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, by and among the Registrant, Madison Acquisition Corp., Evant, Inc. and Ted Schlein, as Shareholder Representative, dated August 10, 2005 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

2.2	Voting Agreement, by and between the Registrant and the shareholders of Evant, Inc., dated August 10, 2005 (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

2.3	Amendment Number 1 to Agreement and Plan of Merger, by and among Evant, Inc., the Registrant, Madison Acquisition Corp. and Ted Schlein, as Shareholder Representative, dated as of August 15, 2005 (Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

3.2	Amended Bylaws of the Registrant (As Amended Effective October 13, 2010) (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-23999), filed on October 19, 2010).

4.1	Provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

4.2	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.1	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant dated September 24, 1997 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.2	First Amendment to Lease between Wildwood Associates, a Georgia general partnership, and the Registrant dated October 31, 1997 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.3	Second Amendment to Lease Agreement between Wildwood Associates, a Georgia general partnership, and the Registrant, dated February 27, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.4	Third Amendment to Lease Agreement between Wildwood Associates and the Registrant, dated October 24, 2000 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.5	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant, dated June 25, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2001 (File No. 000-23999), filed August 14, 2001).

10.6	First Amendment to Lease Agreement between Wildwood Associates, and the Registrant, dated June 10, 2002 (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

10.7	Second Amendment to Lease Agreement between 2300 Windy Ridge Parkway Investors LLC, and the Registrant, dated February 27, 2007 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

10.8	Lease Agreement by and between Tektronix UK Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated October 21, 1999 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.9	Lease (Burlington Business Center) by and between Gateway Rosewood, Inc. and Manhattan Associates, Inc., dated August 23, 2004 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.10	Agreement to Build and Lease between Orchid Apartments Private Limited and Manhattan Associates India Development Centre Private Limited, executed on November 19, 2004 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.11	Lease Agreement between IGE Energy Services (UK) Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated February 1, 2005 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.12	Sub-Sublease Agreement between Scientific Research Corporation, a Georgia corporation, and the Registrant, dated July 2, 1998 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.13	Sub-Sublease Agreement between The Profit Recovery Group International 1, Inc., a Georgia corporation, and the Registrant, dated August 19, 1998 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.14	Standard Sublease Agreement between Life Office Management Association, Inc. and the Registrant, dated October 20, 2000 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.15	Standard Sublease Agreement between Chevron USA Inc. and the Registrant, dated November 20, 2000 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.16	Form of Indemnification Agreement with certain directors and officers of the Registrant (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.17	Form of Tax Indemnification Agreement for direct and indirect shareholders of Manhattan Associates Software, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.18	Summary Plan Description of the Registrant’s Money Purchase Plan & Trust, effective January 1, 1997 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.19	Summary Plan Description of the Registrant’s 401(k) Plan and Trust, effective January 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.20*	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.21*	First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.22*	Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.23*	Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.24*	Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.25*	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-68968), filed on September 5, 2001).

10.26*	Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Proxy Statement for its Annual Meeting held May 17, 2002 (File No. 000-23999), filed on April 24, 2002).

10.27*	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.28*	Form of Composite Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2006 (File No. 000-23999), filed on May 4, 2006).

10.30(a)*	Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

(b)*	Modification dated July 19, 2007 by and between the Company and Peter F. Sinisgalli to the Executive Employment Agreement dated February 25, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on July 24, 2007).

(c)*	Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of April 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on December 23, 2011).

10.31*	Separation and Non-Competition Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.32*	Executive Employment Agreement by and between the Registrant and Jeffrey Mitchell, effective as of September 3, 1999 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.33*	Executive Non-Competition and Severance Agreement by and between the Registrant and Jeffrey S. Mitchell, dated June 22, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.34*	Executive Employment Agreement by and between the Registrant and Jeffry Baum, effective as of October 30, 2000 (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.35*	Executive Employment Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

10.36*	Severance and Non-Competition Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

10.37*	Executive Employment Agreement by and between the Registrant and Pervinder Johar, effective as of March 30, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.38*	Severance and Non-Competition Agreement by and between the Registrant and Pervinder Johar, effective as March 30, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.39*	Separation Agreement and Release by and between the Registrant and Pervinder Johar, dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 7, 2009).

10.40*	Form of Modification Agreement for Terms and Conditions for Stock Options. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.41*	Severance and Non-Competition Agreement by and between the Registrant and David Dabbiere, effective as of September 29, 2008. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.42	Form of License Agreement, Software Maintenance Agreement and Consulting Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.43	Form of Software License, Services and Maintenance Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.44*	2007 Stock Incentive Plan, as amended by the First Amendment thereto (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2009 Annual Meeting of Shareholders (File No. 000-23999) filed on April 20, 2009).

10.45*	Written Summary of Manhattan Associates, Inc. 2009 Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on June 19, 2009).

10.46*	Written Summary of Manhattan Associates, Inc. 2009 Supplemental Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on June 19, 2009).

10.47*	Written Summary of Manhattan Associates, Inc. Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

10.48*	Form of Manhattan Associates, Inc. Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

10.49*	Form of Manhattan Associates, Inc. Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

10.50*	Form of Manhattan Associates, Inc. Restricted Stock Unit Award Agreement for Employees.

10.51*	Form of Manhattan Associates, Inc. Restricted Stock Unit Award Agreement for Non-Employee Directors.

10.52*	Executive Employment Agreement by and between the Registrant and Bruce Richards, effective as of August 1, 2011.

10.53*	Severance and Non-Competition Agreement by and between the Registrant and Bruce Richards, effective as of August 1, 2011.

10.54*	Modification Agreement for Terms and Conditions for Stock Options by and between the Registrant and Eddie Capel, effective as of June 4, 2007.

10.55*	Severance and Non-Competition Agreement by and between the Registrant and Eddie Capel, effective as of March 18, 2010.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or agreement.
**	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.