Form 10-Q
period 2012-03-31
MANHATTAN ASSOCIATES INC
filed 2012-05-04
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s class of capital stock outstanding as of April 30, 2012, the latest practicable date, is as follows: 20,315,933 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended March 31, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$92,277	$92,180
Short term investments	4,340	6,079
Accounts receivable, net of allowance of $5,189 and $4,816 in 2012 and 2011, respectively	57,196	56,264
Deferred income taxes	7,632	7,599
Income taxes receivable	5,782	4,859
Prepaid expenses and other current assets	8,202	7,533

Total current assets	175,429	174,514

Property and equipment, net	13,918	13,321
Long-term investments	855	855
Goodwill, net	62,266	62,261
Deferred income taxes	3,185	5,696
Other assets	2,671	2,953

Total assets	$258,324	$259,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,680	$8,090
Accrued compensation and benefits	13,137	16,503
Accrued and other liabilities	14,583	13,648
Deferred revenue	52,462	49,882

Total current liabilities	85,862	88,123

Other non-current liabilities	9,120	9,397

Shareholders’equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2012 or 2011	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 20,309,967 and 20,415,946 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	203	204
Additional paid-in capital	—	—
Retained earnings	167,164	166,989
Accumulated other comprehensive loss	(4,025)	(5,113)

Total shareholders’ equity	163,342	162,080

Total liabilities and shareholders’ equity	$258,324	259,600

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Revenue:
Software license	$15,587	$7,762
Services	70,370	56,078
Hardware and other	5,524	7,870

Total revenue	91,481	71,710

Costs and expenses:
Cost of license	1,777	1,239
Cost of services	31,710	24,958
Cost of hardware and other	4,448	6,300
Research and development	11,551	10,383
Sales and marketing	12,403	10,600
General and administrative	10,308	8,676
Depreciation and amortization	1,344	2,001

Total costs and expenses	73,541	64,157

Operating income	17,940	7,553
Other (loss) income, net	(124)	18

Income before income taxes	17,816	7,571
Income tax provision	6,414	405

Net income	$11,402	$7,166

Basic earnings per share	$0.57	$0.34
Diluted earnings per share	$0.55	$0.32

Weighted average number of shares:
Basic	19,904	21,027
Diluted	20,637	22,079

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Net income	$11,402	$7,166
Foreign currency translation adjustment	1,088	115

Comprehensive income	$12,490	$7,281

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Operating activities:
Net income	$11,402	$7,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,344	2,001
Equity-based compensation	1,660	2,409
Gain on disposal of equipment	—	(1)
Tax benefit of stock awards exercised/vested	4,491	1,199
Excess tax benefits from equity-based compensation	(3,634)	(689)
Deferred income taxes	2,564	(1,070)
Unrealized foreign currency loss	172	52
Changes in operating assets and liabilities:
Accounts receivable, net	(627)	2,439
Other assets	(292)	(1,210)
Accounts payable, accrued and other liabilities	(5,517)	(10,894)
Income taxes	(832)	(102)
Deferred revenue	2,328	6,804

Net cash provided by operating activities	13,059	8,104

Investing activities:
Purchase of property and equipment	(1,796)	(1,338)
Net maturities (purchases) of investments	2,106	(842)

Net cash provided by (used in) investing activities	310	(2,180)

Financing activities:
Purchase of common stock	(33,487)	(27,581)
Proceeds from issuance of common stock from options exercised	16,108	11,522
Excess tax benefits from equity-based compensation	3,634	689

Net cash used in financing activities	(13,745)	(15,370)

Foreign currency impact on cash	473	345

Net change in cash and cash equivalents	97	(9,101)
Cash and cash equivalents at beginning of period	92,180	120,744

Cash and cash equivalents at end of period	$92,277	$111,643

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited)

1. Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at March 31, 2012, the results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Revenue Recognition

The Company’s revenue consists of fees from the licensing and hosting of software (collectively included in “Software license” revenue in the Condensed Consolidated Statements of Income), fees from implementation and training services (collectively, “professional services”) and customer support services and software enhancements (collectively included in “Services” revenue in the Condensed Consolidated Statements of Income), and sales of hardware and other revenues (other revenues consists of reimbursements of out-of-pocket expenses incurred in connection with its professional services) (collectively included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income). All revenue is recognized net of any related sales taxes.

The Company recognizes license revenue when the following criteria are met: (1) a signed contract is obtained, (2) delivery of the product has occurred, (3) the license fee is fixed or determinable, and (4) collection is probable. Revenue recognition for software with multiple-element arrangements requires recognition of revenue using the “residual method” when (a) there is vendor-specific objective evidence (VSOE) of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (b) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (c) all other applicable revenue-recognition criteria for software revenue recognition are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.

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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

Payment terms for the Company’s software licenses vary. Each contract is evaluated individually to determine whether the fees in the contract are fixed and determinable and whether collectibility is probable. Judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience, and economic market conditions. If market conditions decline, or if the financial conditions of customers deteriorate, the Company may be unable to determine that collectibility is probable, and the Company could be required to defer the recognition of revenue until the Company receives customer payments. The Company has an established history of collecting under the terms of its software license contracts without providing refunds or concessions to its customers. Therefore, the Company has determined that the presence of payment terms that extend beyond contract execution in a particular contract do not preclude the conclusion that the fees in the contract are fixed and determinable. Although infrequent, when payment terms in a contract extend beyond twelve months, the Company has determined that such fees are not fixed and determinable and recognizes revenue as payments become due provided that all other conditions for revenue recognition have been met.

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

Hardware and other revenue is generated from the resale of a variety of hardware products, developed and manufactured by third parties, that are integrated with and complementary to the Company’s software solutions. As part of a complete solution, the Company’s customers periodically purchase hardware from the Company for use with the software licenses purchased from the Company. These products include computer hardware, radio frequency terminal networks, radio frequency identification (RFID) chip readers, bar code printers and scanners, and other peripherals. Hardware revenue is recognized upon shipment to the customer when title passes. The Company generally purchases hardware from the Company’s vendors only after receiving an order from a customer. As a result, the Company generally does not maintain hardware inventory.

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $2.5 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively.

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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

The Company’s investments are categorized as available-for-sale securities and recorded at fair market value. Investments with maturities of less than 90 days from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of greater than one year from the date of purchase are generally classified as long-term investments. Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purposes of computing realized gains and losses, cost is determined on a specific identification basis.

At March 31, 2012, the Company’s cash, cash equivalent, and short-term investments balances were $60.4 million, $31.9 million, and $4.3 million, respectively. Cash equivalents and short-term investments primarily consist of highly liquid money market funds and certificates of deposit.

In the first quarter of 2011, the Company sold one of its auction rate security investments at its par value of $0.8 million. The Company currently holds one remaining auction rate security investment with a par value of $1.0 million. The auction rate security held by the Company at March 31, 2012 was issued by a state educational loan authority, is collateralized by federally insured student loans, and matures in 2037. At March 31, 2012, the carrying value of this investment is $0.9 million as the Company has recorded temporary impairment charges related to this investment prior to 2012. This investment has a high credit rating, and the Company intends and has the ability to hold this security until maturity or until redeemed. In determining the fair value of the auction rate security, the Company considered the credit worthiness of the counterparty, estimates of interest rates, expected holding periods, and the timing and value of expected future cash flows. Changes in the assumptions underlying the Company’s valuation could have a significant impact on the value of this security, which may cause losses and potentially require the Company to record other-than-temporary impairment charges on this investment in the future. The Company will continue to evaluate the fair value of its auction rate security investment each reporting period for a potential other-than-temporary impairment.

The Company’s auction rate security is classified in the fair value hierarchy as Level 3 as its valuation technique includes significant unobservable inputs. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all other available-for-sale securities. The Company has no investments classified at Level 2.

The following table sets forth the assets carried at fair value measured on a recurring basis at March 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2012 Using
		Significant Other	Significant
	Quoted Prices	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$29,698	$—	$—	$29,698
Auction rate security	—	—	855	855

Total available-for-sale securities	$29,698	$—	$855	$30,553

During the first three months of 2012, the Company’s valuation methodologies were consistent with previous years, and there were no transfers into or out of Level 3 based on changes in observable inputs.

4. Equity-Based Compensation

In January 2012, in order to simplify equity grant administration, the Company changed its practice of granting restricted stock in favor of granting restricted stock units, which convert to the Company’s common stock upon vesting. There is no material difference to either the Company or the recipients receiving the grants between the grant of restricted stock and the grant of restricted stock units; however, in contrast to the granting of restricted stock, no stock will actually be issued under the granting of restricted stock units until the units vest. The Company does not currently grant stock options.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

The Company recorded equity-based compensation related to stock options of $0.1 million and $0.5 million during the three months ended March 31, 2012 and 2011, respectively. No stock options were granted during the first quarter of 2012 or 2011.

A summary of changes in outstanding options for the three months ended March 31, 2012 is as follows:

Number of Options
Outstanding at December 31, 2011	1,633,566
Exercised	(629,479)
Forfeited and expired	(5,313)

Outstanding at March 31, 2012	998,774

The Company granted 197,879 units of restricted stock during the three months ended March 31, 2012 and 306,304 shares of restricted stock during the three months ended March 31, 2011. The Company recorded equity-based compensation related to restricted stock of $1.5 million and $1.9 million during the three months ended March 31, 2012 and 2011, respectively.

A summary of changes in unvested shares/units of restricted stock for the three months ended March 31, 2012 is as follows:

Number of shares/units
Outstanding at December 31, 2011	655,155
Granted	197,879
Vested	(195,312)
Forfeited	(16,980)

Outstanding at March 31, 2012	640,742

5. Income Taxes

The Company’s effective tax rate was 36.0% and 5.4% for the quarters ended March 31, 2012 and 2011, respectively. The increase in the effective tax rate is principally due to (i) the exclusion of the federal research and development tax credit in the first quarter of 2012 due to the expiration of the statute, (ii) the expiration of foreign net operating loss carry-forwards tax benefits, and (iii) the effective tax rate for the first quarter of 2011 included a $2.0 million tax benefit resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit was attributable to the elimination of the tax holiday for Indian companies under the STPI (Software Technology Park of India) tax plan, based on the February 2011 budget approved by the India Finance Ministry, which allowed us to utilize tax assets previously reserved.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of FASB Accounting Standards Codification. For the three month period ended March 31, 2012, there were no material changes to unrecognized tax benefits or accrued interest and penalties related to uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

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

March 31, 2012

(Unaudited)

6. Net Earnings Per Share

Basic net earnings per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented. Diluted net earnings per share is computed using net income divided by the sum of Weighted Shares and common equivalent shares (“CESs”) outstanding for each period presented using the treasury stock method.

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Net income	$11,402	$7,166
Earnings per share:
Basic	$0.57	$0.34
Effect of CESs	(0.02)	(0.02)

Diluted	$0.55	$0.32

Weighted average number of shares:
Basic	19,904	21,027
Effect of CESs	733	1,052

Diluted	20,637	22,079

Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 92,500 shares for the three months ended March 31, 2011. Such shares were not included because they were anti-dilutive. There were no anti-dilutive shares at March 31, 2012.

7. Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business, and occasionally legal proceeding not in the ordinary course. Many of the Company’s installations involve products that are critical to the operations of its clients’ businesses. Any failure in a product could result in a claim for substantial damages against the Company, regardless of its responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in the Company’s contracts will be enforceable in all instances. The Company is not presently involved in any material litigation. The Company expenses legal costs associated with loss contingencies as such claims are incurred.

8. Operating Segments

The Company operates its business in three geographical segments: the Americas (North America and Latin America); Europe, Middle East, and Africa (EMEA); and Asia Pacific (APAC). The information for the periods presented below reflects these segments. All segments derive revenue from the sale and implementation of the Company’s supply chain execution and planning solutions. The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain. The Company uses the same accounting policies for each operating segment. The Chief Executive Officer and Chief Financial Officer evaluate performance based on revenue and operating results for each region.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $1.2 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.

The following table presents the revenues, expenses and operating income by reporting segment for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012				2011
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$10,989	$4,059	$539	$15,587	$6,849	$449	$464	$7,762
Services	57,116	8,046	5,208	70,370	45,797	7,662	2,619	56,078
Hardware and other	5,090	302	132	5,524	7,539	225	106	7,870

Total revenue	73,195	12,407	5,879	91,481	60,185	8,336	3,189	71,710

Costs and Expenses:
Cost of revenue	29,017	6,065	2,853	37,935	25,634	4,487	2,376	32,497
Operating expenses	29,259	3,702	1,301	34,262	25,598	2,853	1,208	29,659
Depreciation and amortization	1,234	60	50	1,344	1,866	87	48	2,001

Total costs and expenses	59,510	9,827	4,204	73,541	53,098	7,427	3,632	64,157

Operating income (loss)	$13,685	$2,580	$1,675	$17,940	$7,087	$909	$(443)	$7,553

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Professional services	$46,621	$35,184
Customer support and software enhancements	23,749	20,894

Total services revenue	$70,370	$56,078

License revenues related to the Company’s warehouse and non-warehouse product groups for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Warehouse	$8,678	$5,370
Non-Warehouse	6,909	2,392

Total software license revenue	$15,587	$7,762

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

9. New Accounting Pronouncements

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

In May 2011, the FASB issued an Accounting Standards Update on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the enhanced disclosures for Level 3 in its first quarter of 2012 reporting, which did not have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2011. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2012 and 2011, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.

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

In the three months ended March 31, 2012, we generated $91.5 million in total revenue, with a revenue mix of: license revenue 17%; services revenue 77%; and hardware and other revenue 6%.

We manage our business based on three geographic regions: North America and Latin America (Americas); Europe, Middle East, and Africa (EMEA); and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $25.5 million for the three months ended March 31, 2012, which represents approximately 30% of our total revenue. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2012, we employed approximately 2,210 employees worldwide, of which 1,070 employees are based in the Americas, 150 employees in EMEA, and 990 employees in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the first three months of 2012, approximately 70% of our total revenue was generated in the United States, 14% in EMEA, and the balance in APAC, Canada, and Latin America. In addition, industry analysts estimate that approximately two-thirds of every supply chain software solutions dollar invested is spent in the United States; consequently, the health of the U.S. economy has a meaningful impact on our financial results.

We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software often is a part of our customers’ and prospects’ much larger capital commitment associated with facilities expansion and business improvement. We believe that, given the lingering uncertainty in the global macro environment, the current sales cycles for large license deals of $1.0 million or greater in our target markets have been extended. The current business climate within the United States and geographic regions in which we operate continues to affect customers’ and prospects’ decisions regarding timing of strategic capital expenditures. Delays with respect to such decisions can have a material adverse impact on our business, and may further intensify competition in our already highly competitive markets.

In April 2012, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO), which projected global economic growth to drop from about 4 percent in 2011 to about 3 1/2 percent in 2012. The WEO noted that “after suffering a major setback during 2011, global prospects are gradually strengthening again, but downside risks remain elevated. Improved activity in the United States during the second half of 2011 and better policies in the euro area in response to its deepening economic crisis have reduced the threat of a sharp global slowdown.” The WEO projected that advanced economies, which represent our primary revenue markets, would grow at about 1 1/2 percent in 2012 and 2 percent in 2013, while the emerging and developing economies would continue to grow at a solid pace of about 5 1/2 percent to 6 percent through 2013.

During 2011 and so far in 2012, the overall trend has been an increase in large license deals for the Company, with recognized $1.0 million or larger software license deals totaling thirteen for 2011, up from nine in 2010, and with five of such deals in the first quarter of 2012. However, the large deal flow has been inconsistent from quarter to quarter, reflecting what we believe to be ongoing macro-economic uncertainty in the United States and Western Europe. While we are encouraged by our 2011 and first quarter of 2012 results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ buying decisions, making it more difficult to forecast sales cycles for our products and the timing of large software license deals.

Revenue

License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. License revenue totaled $15.6 million, or 17% of total revenue, with gross margins of 88.6% for the three months ended March 31, 2012. Our typical license revenue percentage mix of new to existing customers historically has approximated 50/50. However, for the three months ended March 31, 2012, the percentage mix was approximately 45/55 of new to existing customers. We believe our current mix of new customer to existing customer license sales will fluctuate with continuing global macro economic uncertainty and should return to historical norm levels if and as the economic recovery strengthens.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.0 million of license revenue in the first quarter of 2012 equates to approximately $0.03 of diluted earnings per share impact.

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

Services revenue. Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements. Services revenue totaled $70.4 million, or 77% of total revenue, with gross margins of 54.9% for the three months ended March 31, 2012. Professional services accounted for approximately 65% of total services revenue and approximately 50% of total revenue in the three months ended March 31, 2012. Our operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin as services margins are lower than license revenue margins.

At March 31, 2012, our services organization totaled approximately 1,250 employees, accounting for 55% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software more rapidly than if they rely on internal or other third party services, enable the customer to maximize value from our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

Although our professional services are optional, the majority of our customers use at least some portion of these services for their planning, implementation, or related needs. Professional services are typically rendered under time and materials-based contracts with services typically billed on an hourly basis. Professional services are sometimes rendered under fixed-fee based contracts with payments due on specific dates or milestones.

Typically, our professional services lag license revenue by several quarters, as implementation services and related consulting are performed after the purchase of the software. Services revenue growth is contingent upon license revenue growth and customer upgrade cycles, which is influenced by the strength of general economic and business conditions and the competitive position of our software products. In addition, our business has competitive exposure to offshore providers and other consulting companies. All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins, and loss of market share.

For customer support services and software enhancements (CSSE), we offer a comprehensive 24 hour per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

Our CSSE revenues totaled $23.7 million for the three months ended March 31, 2012, representing approximately 35% of services revenue and approximately 25% of total revenue in the three months ended March 31, 2012. The growth of CSSE revenues is influenced by: (i) new license revenue growth, (ii) annual renewal of support contracts, and (iii) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE fees generally are paid in advance, and our CSSE revenue generally is recognized ratably over the term of the agreement, typically twelve months. CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $5.5 million for the three months ended March 31, 2012, representing 6% of total revenue with gross margins of 19.5%. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $2.5 million for the three months ended March 31, 2012.

Product Development

We continue to invest significantly in research and development (R&D), which historically has averaged about $0.13 to $0.14 of every revenue dollar, to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the three months ended March 31, 2012 were $11.6 million. At March 31, 2012, our R&D organization totaled approximately 650 employees, located in the U.S. and India, representing nearly one-third of our total employees worldwide.

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

Cash Flow and Financial Condition

For the three months ended March 31, 2012, we generated cash flow from operating activities of $13.1 million. Our cash, cash equivalents, and investments at March 31, 2012 totaled $97.5 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

During the first three months of 2012, we repurchased 652,757 shares of Manhattan Associates’ outstanding common stock under the repurchase program approved by our Board of Directors. In April 2012, our Board of Directors approved raising the Company’s remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock. For the remainder of 2012, we anticipate that our priorities for the use of cash will be similar to prior years, with our highest priorities being continued investment in product development and in sales and services resources to drive and support profitable growth and to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the remainder of 2012 for general corporate purposes.

Results of Operations

The following table summarizes our consolidated results for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Revenue	$91,481	$71,710
Costs and expenses	73,541	64,157

Operating income	17,940	7,553
Other (loss) income, net	(124)	18

Income before income taxes	17,816	7,571
Net income	$11,402	$7,166

Diluted earnings per share	$0.55	$0.32

Diluted weighted average number of shares	20,637	22,079

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During the three months ended March 31, 2012 and 2011, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended March 31,
			% Change vs.
	2012	2011	Prior Year
	(in thousands)
Revenue:
Software license
Americas	$10,989	$6,849	60%
EMEA	4,059	449	804%
APAC	539	464	16%

Total software license	$15,587	$7,762	101%

Services
Americas	$57,116	$45,797	25%
EMEA	8,046	7,662	5%
APAC	5,208	2,619	99%

Total services	$70,370	$56,078	25%

Hardware and Other
Americas	$5,090	$7,539	-32%
EMEA	302	225	34%
APAC	132	106	25%

Total hardware and other	$5,524	$7,870	-30%

Total Revenue
Americas	$73,195	$60,185	22%
EMEA	12,407	8,336	49%
APAC	5,879	3,189	84%

Total revenue	$91,481	$71,710	28%

Operating income (loss):
Americas	$13,685	$7,087	93%
EMEA	2,580	909	184%
APAC	1,675	(443)	478%

Total operating income	$17,940	$7,553	138%

Financial Summary of First Quarter 2012 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.55 in the first quarter of 2012, compared to $0.32 in the first quarter of 2011.

•

Consolidated total revenue was $91.5 million in the first quarter of 2012, compared to $71.7 million in the first quarter of 2011. License revenue was $15.6 million in the first quarter of 2012, compared to $7.8 million in the first quarter of 2011.

•	Operating income was $17.9 million in the first quarter of 2012, compared to $7.6 million in the first quarter of 2011.

•	Cash flow from operations was $13.1 million in the first quarter of 2012, compared to $8.1 million in the first quarter of 2011.

•	Days Sales Outstanding were 57 days at March 31, 2012, compared to 62 days at December 31, 2011.

•	Cash and investments on-hand at March 31, 2012 was $97.5 million, compared to $99.1 million at December 31, 2011.

•

During the first quarter of 2012, the Company repurchased 652,757 common shares under the share repurchase program authorized by the Board of Directors, totaling $30.6 million. In April 2012, the Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $50.0 million of Manhattan Associates’ outstanding common stock.

The results of our operations for the first quarters of 2012 and 2011 are discussed below.

Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2012	2011	Prior Year	2012	2011
	(in thousands)
Software license	$15,587	$7,762	101%	17%	11%
Services	70,370	56,078	25%	77%	78%
Hardware and other	5,524	7,870	-30%	6%	11%

Total revenue	$91,481	$71,710	28%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services, and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue. License revenue doubled in the first quarter of 2012 compared to the first quarter of 2011, primarily driven, we believe, by the gradually improving global economy. We completed five large software license deals greater than $1.0 million in the first quarter of 2012. The license sales percentage mix across our product suite in the quarter ended March 31, 2012 was approximately 55/45 of warehouse management solutions to non-warehouse management solutions.

Services revenue. Services revenue increased $14.3 million, or 25%, in the first quarter of 2012 compared to the same quarter in the prior year due to an $11.4 million increase in professional services revenue and a $2.9 million increase in customer support and software enhancements. The increase in services revenue is primarily due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas, EMEA, and APAC segments increased $11.3 million, $0.4 million, and $2.6 million, respectively, in the first quarter of 2012 compared to the first quarter of 2011.

Hardware and other. Hardware sales decreased by $2.4 million to $3.1 million in the first quarter of 2012 compared to $5.5 million for the first quarter of 2011. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $2.5 million and $2.4 million for the quarters ended March 31, 2012 and 2011, respectively.

Cost of Revenue

	Three Months Ended March 31,
			% Change vs.
	2012	2011	Prior Year
	(in thousands)
Cost of license	$1,777	$1,239	43%
Cost of services	31,710	24,958	27%
Cost of hardware and other	4,448	6,300	-29%

Total cost of revenue	$37,935	$32,497	17%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $0.5 million in the first quarter of 2012 compared to the same quarter of 2011.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $6.8 million, or 27%, increase in cost of services in the quarter ended March 31, 2012 compared to the same quarter in the prior year was principally due to an increase of $3.5 million in compensation and other personnel-related expenses resulting from increased headcount in our services organization and an increase of $1.3 million in performance-based bonus expenses.

Cost of hardware and other. Cost of hardware decreased by $1.8 million to $2.1 million in the first quarter of 2012 compared to $3.9 million in the same quarter of 2011. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $2.4 million for each of the quarters ended March 31, 2012 and 2011.

Operating Expenses

	Three Months Ended March 31,
			% Change vs.
	2012	2011	Prior Year
	(in thousands)
Research and development	$11,551	$10,383	11%
Sales and marketing	12,403	10,600	17%
General and administrative	10,308	8,676	19%
Depreciation and amortization	1,344	2,001	-33%

Operating expenses	$35,606	$31,660	12%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended March 31, 2012 increased by $1.2 million, or 11%, as compared to the quarter ended March 31, 2011. This increase was primarily attributable to an increase in compensation and employee-related expenses of $0.6 million and an increase in performance-based bonus expenses of $0.4 million.

Our principal research and development activities have focused on the expansion and integration of products acquired and new product releases and the expansion of the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution (SCOPE). The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates integration with ERP and other supply chain solutions. For each of the quarters ended March 31, 2012 and 2011, we did not capitalize any research and development costs.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $1.8 million, or 17%, in the first quarter of 2012 compared to the same quarter of the prior year primarily attributable to an increase in performance-based compensation expense of $1.9 million.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased $1.6 million, or 19%, during the quarter ended March 31, 2012 compared to the same quarter in the prior year. The increase was primarily attributable to an increase of $0.6 million in compensation and employee-related expenses, a $0.8 million increase in professional fees, including temporary contracted personnel, and a $0.3 million increase in performance-based compensation expense.

Depreciation and amortization. Depreciation expense amounted to $1.3 million and $1.6 million for the quarters ended March 31, 2012 and 2011, respectively. Amortization of intangibles associated with various acquisitions totaled $0.4 million for the quarter ended March 31, 2011.

Operating Income

Operating income for the first quarter of 2012 was $17.9 million compared to $7.6 million for the first quarter of 2011. Operating margins were 19.6% for the first quarter of 2012 versus 10.5% for the first quarter of 2011. Operating income and margins increased primarily due to strong revenue growth and expense management in the current quarter.

Other (Loss) Income, net and Taxes

	Three Months Ended March 31,
			% Change
	2012	2011	vs. Prior Year
Other (loss) income, net	$(124)	$18	-789%
Income tax provision	6,414	405	1484%

Other (loss) income, net. Other (loss) income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other (loss) income, net decreased $0.1 million in the first quarter of 2012 compared to the first quarter of 2011 primarily due to a $0.2 million increase in foreign currency losses related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the euro. We recorded net foreign currency losses of approximately $0.4 million and $0.2 million during the quarters ended March 31, 2012 and 2011, respectively.

Income tax provision. Our effective income tax rate was 36.0% and 5.4% for the quarters ended March 31, 2012 and 2011, respectively. The effective rate for the three months ended March 31, 2011 included a $2.0 million tax benefit resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit is attributable to the elimination of the tax holiday for Indian companies under the STPI (Software Technology Park of India) tax plan, based on the February 2011 budget approved by the India Finance Ministry, which will allow us to utilize tax assets previously reserved.

Liquidity and Capital Resources

As of March 31, 2012, we had approximately $97.5 million in cash, cash equivalents, and investments, as compared to $99.1 million at December 31, 2011. Our main source of operating cash flow is cash collections from our customers, which we use to fund our operations. In 2012, our priorities for the use of cash will be similar to prior years, with our highest priorities being continued investment in product development and in sales and services resources to drive and support profitable growth and to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the remainder of 2012 for general corporate purposes.

Our operating activities generated cash flow of approximately $13.1 million and $8.1 million for the three months ended March 31, 2012 and 2011, respectively. The increase in cash flow from operations was primarily attributable to higher revenue and net earnings.

Our investing activities provided cash of approximately $0.3 million during the three months ended March 31, 2012 and used approximately $2.2 million during the three months ended March 31, 2011. The primary source of cash provided by investing activities for the three months ended March 31, 2012 was the net maturities of $2.1 million in investments partially offset by $1.8 million in capital expenditures. The primary use of cash for investing activities for the three months ended March 31, 2011 was the net purchase of $0.8 million in short-term investments and $1.3 million in capital expenditures.

Our financing activities used cash of approximately $13.7 million and $15.4 million for the three months ended March 31, 2012 and 2011, respectively. The principal use of cash for financing activities for the three months ended March 31, 2012 was to purchase approximately $33.5 million of our common stock, including $2.8 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $16.1 million. The principal use of cash for financing activities for the three months ended March 31, 2011 was to purchase approximately $27.6 million of our common stock, including $2.0 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $11.5 million.

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

Critical Accounting Policies and Estimates

In the first three months of 2012, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December  31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the Quantitative and Qualitative Disclosures about Market Risk previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are party to various legal proceedings arising in the ordinary course of business, and occasionally legal proceeding not in the ordinary course. The Company is not currently a party to any legal proceedings the result of which it believes could have a material adverse impact upon its business, financial position, results of operations, or cash flows.

Sky Technologies

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011, in May 2011, Sky Technologies, Inc. (“Sky”) filed a patent infringement lawsuit against us and several other companies in the United States District Court for the District of Massachusetts. The lawsuit sought unspecified damages and injunctive relief. We filed our answer to the lawsuit denying that any of our products infringe any of Sky’s patent claims, and we believed that we had valid defenses to Sky’s claims. In April 2012, we entered into a settlement agreement with Sky that ended the lawsuit. The terms of the settlement agreement do not have a material adverse impact on our business, financial position, results of operations, or cash flows.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended March 31, 2012. All repurchases related to the repurchase program were made on the open market.

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value) of Shares that
	Number of	Price Paid	as Part of Publicly	May Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased(a)	Share(b)	or Programs	Programs
January 1 - January 31, 2012	54,485	$42.24	—	$50,000,000
February 1 - February 29, 2012	526,990	46.55	515,408	26,006,793
March 1 - March 31, 2012	137,349	48.45	137,349	19,352,920

Total	718,824	$46.59	652,757	$19,352,920

(a)	Includes 54,485 shares and 11,582 shares withheld for taxes due upon vesting of restricted stock during January and February, respectively.
(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $42.24 and $46.47 in January and February, respectively.

In April 2012, our Board of Directors approved raising our remaining repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3. Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6. Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS**	XBRL Instance Document

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date: May 4, 2012	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 4, 2012	/s/ Dennis B. Story
Dennis B. Story Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS**	XBRL Instance Document

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.