Form 10-Q
period 2012-06-30
MANHATTAN ASSOCIATES INC
filed 2012-08-06
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the Registrant’s class of capital stock outstanding as of July 31, 2012, the latest practicable date, is as follows: 20,021,738 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended June 30, 2012

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$95,092	$92,180
Short term investments	5,798	6,079
Accounts receivable, net of allowance of $6,646 and $4,816 in 2012 and 2011, respectively	64,439	56,264
Deferred income taxes	7,530	7,599
Income taxes receivable	—	4,859
Prepaid expenses and other current assets	7,553	7,533

Total current assets	180,412	174,514

Property and equipment, net	13,769	13,321
Long-term investments	—	855
Goodwill, net	62,256	62,261
Deferred income taxes	3,207	5,696
Other assets	2,254	2,953

Total assets	$261,898	$259,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,087	$8,090
Accrued compensation and benefits	13,532	16,503
Accrued and other liabilities	13,154	13,648
Deferred revenue	52,700	49,882
Income tax payable	2,233	—

Total current liabilities	89,706	88,123

Other non-current liabilities	8,863	9,397

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2012 or 2011	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 20,022,531 and 20,415,946 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	200	204
Additional paid-in capital	—	—
Retained earnings	168,884	166,989
Accumulated other comprehensive loss	(5,755)	(5,113)

Total shareholders’ equity	163,329	162,080

Total liabilities and shareholders’ equity	$261,898	$259,600

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
Revenue:
Software license	$15,345	$16,347	$30,932	$24,109
Services	69,322	63,774	139,692	119,852
Hardware and other	8,900	8,281	14,424	16,151

Total revenue	93,567	88,402	185,048	160,112
Costs and expenses:
Cost of license	1,488	1,824	3,265	3,063
Cost of services	30,322	27,462	62,032	52,420
Cost of hardware and other	7,540	6,457	11,988	12,757
Research and development	10,802	10,676	22,353	21,059
Sales and marketing	11,415	12,309	23,818	22,909
General and administrative	9,240	9,238	19,548	17,914
Depreciation and amortization	1,418	2,223	2,762	4,224

Total costs and expenses	72,225	70,189	145,766	134,346

Operating income	21,342	18,213	39,282	25,766
Other income, net	802	334	678	352

Income before income taxes	22,144	18,547	39,960	26,118
Income tax provision	7,972	6,208	14,386	6,613

Net income	$14,172	$12,339	$25,574	$19,505

Basic earnings per share	$0.72	$0.60	$1.29	$0.93
Diluted earnings per share	$0.70	$0.57	$1.25	$0.89

Weighted average number of shares:
Basic	19,765	20,696	19,834	20,861
Diluted	20,351	21,775	20,494	21,926

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
Net income	$14,172	$12,339	$25,574	$19,505
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,822)	62	(734)	177
Unrealized gain on investment, net of tax of $53	92	—	92	—

Other comprehensive (loss) income	(1,730)	62	(642)	177

Comprehensive income	$12,442	$12,401	$24,932	$19,682

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Operating activities:
Net income	$25,574	$19,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,762	4,224
Equity-based compensation	3,637	4,814
(Gain) loss on disposal of equipment	(3)	12
Tax benefit of stock awards exercised/vested	4,981	2,885
Excess tax benefits from equity-based compensation	(4,062)	(1,198)
Deferred income taxes	2,461	(633)
Unrealized foreign currency loss (gain)	173	(57)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,206)	(5,198)
Other assets	650	(623)
Accounts payable, accrued and other liabilities	(4,056)	(5,347)
Income taxes	7,163	855
Deferred revenue	2,876	4,886

Net cash provided by operating activities	33,950	24,125

Investing activities:
Purchase of property and equipment	(3,250)	(1,996)
Net maturities (purchases) of investments	1,223	(723)

Net cash used in investing activities	(2,027)	(2,719)

Financing activities:
Purchase of common stock	(50,235)	(65,996)
Proceeds from issuance of common stock from options exercised	17,933	25,517
Excess tax benefits from equity-based compensation	4,062	1,198

Net cash used in financing activities	(28,240)	(39,281)

Foreign currency impact on cash	(771)	531

Net change in cash and cash equivalents	2,912	(17,344)
Cash and cash equivalents at beginning of period	92,180	120,744

Cash and cash equivalents at end of period	$95,092	$103,400

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

1. Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Revenue Recognition

The Company’s revenue consists of fees from the licensing and hosting of software (collectively included in “Software license” revenue in the Condensed Consolidated Statements of Income), fees from implementation and training services (collectively, “professional services”) and customer support services and software enhancements (collectively included in “Services” revenue in the Condensed Consolidated Statements of Income), and sales of hardware and other revenues, which consists of reimbursements of out-of-pocket expenses incurred in connection with its professional services (collectively included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income). All revenue is recognized net of any related sales taxes.

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

June 30, 2012

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $3.2 million and $2.7 million for the three months ended June 30, 2012 and 2011, respectively, and $5.6 million and $5.1 million for the six months ended June 30, 2012 and 2011, respectively.

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

June 30, 2012

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

At June 30, 2012, the Company’s cash, cash equivalents, and short-term investments balances were $60.1 million, $35.0 million, and $5.8 million, respectively. Cash equivalents and short-term investments primarily consist of highly liquid money market funds and certificates of deposit. During the second quarter of 2012, the Company sold its remaining auction rate security investment at its par value of $1.0 million. The Company currently has no long-term investments.

The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At June 30, 2012, the Company has $33.0 million in money market funds, which are classified as Level 1 and are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet. The Company has no investments classified as Level 2 or Level 3.

The following table summarizes the changes in the Company’s Level 3 auction rate security during the three months ended June 30, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction rate security
Balance at March 31, 2012	$855
Sales	(1,000)
Gains included in other comprehensive income	145

Balance at June 30, 2012	$—

4. Equity-Based Compensation

In January 2012, in order to simplify equity grant administration, the Company changed its practice of granting restricted stock in favor of granting restricted stock units, or RSUs, which convert to the Company’s common stock upon vesting. There is no material difference to either the Company or the recipients receiving the grants between the grant of restricted stock and the grant of RSUs; however, in contrast to the granting of restricted stock, no stock will actually be issued under the granting of RSUs until the units vest. The Company does not currently grant stock options.

The Company recorded equity-based compensation related to stock options of $0.1 million and $0.5 million during the three months ended June 30, 2012 and 2011, respectively, and $0.3 million and $1.0 million during the six months ended June 30, 2012 and 2011, respectively. No stock options were granted during the first half of 2012 or 2011.

A summary of changes in outstanding options for the six months ended June 30, 2012 is as follows:

Number of Options
Outstanding at December 31, 2011	1,633,566
Exercised	(696,887)
Forfeited and expired	(8,221)

Outstanding at June 30, 2012	928,458

The Company granted 18,196 and 216,075 RSUs during the three and six months ended June 30, 2012, respectively, and 30,088 and 336,392 shares of restricted stock during the three and six months ended June 30, 2011, respectively. The Company recorded equity-based compensation related to restricted stock and RSUs of $1.8 million and $1.9 million during the three months ended June 30, 2012 and 2011, respectively, and $3.4 million and $3.8 million during the six months ended June 30, 2012 and 2011, respectively.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

A summary of changes in unvested shares/units for the six months ended June 30, 2012 is as follows:

Number of shares/units
Outstanding at December 31, 2011	655,155
Granted	216,075
Vested	(226,140)
Forfeited	(25,987)

Outstanding at June 30, 2012	619,103

5. Income Taxes

The Company’s effective tax rate was 36.0% and 33.5% for the quarters ended June 30, 2012 and 2011, respectively, and 36.0% and 25.3% for the six months ended June 30, 2012 and 2011, respectively. The increase in the effective tax rate for the quarter ended June 30, 2012 compared to the same quarter in the prior year is principally due to the expiration of the federal research and development tax credit and foreign net operating loss carry-forwards benefitted in prior periods that have now been fully utilized. The effective rate for the six months ended June 30, 2011 also included a $2.0 million tax benefit recorded in the first quarter ending March 31, 2011, resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit was attributable to the elimination of the tax holiday for Indian companies under the STPI (Software Technology Park of India) tax plan, based on the February 2011 budget approved by the India Finance Ministry, which will allow the Company to utilize tax assets previously reserved.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of FASB Accounting Standards Codification. For the three months ended June 30, 2012, there were no material changes to unrecognized tax benefits or accrued interest and penalties related to uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to income tax examinations for the years before 2008 in the U.S. federal, substantially all state and local, and substantially all non-US jurisdictions.

6. Net Earnings Per Share

Basic net earnings per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented. Diluted net earnings per share is computed using net income divided by the sum of Weighted Shares and common equivalent shares (CESs) outstanding for each period presented using the treasury stock method.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$14,172	$12,339	$25,574	$19,505
Earnings per share:
Basic	$0.72	$0.60	$1.29	$0.93
Effect of CESs	(0.02)	(0.03)	(0.04)	(0.04)

Diluted	$0.70	$0.57	$1.25	$0.89

Weighted average number of shares:
Basic	19,765	20,696	19,834	20,861
Effect of CESs	586	1,079	660	1,065

Diluted	20,351	21,775	20,494	21,926

Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 2,750 shares and 28,000 shares for the three and six months ended June 30, 2011, respectively. Such shares were not included because they were anti-dilutive. There was no anti-dilutive CESs during 2012.

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

The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.7 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively, and $1.9 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

The following table presents the revenues, expenses and operating income by reporting segment for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012				2011
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
License	$12,361	$3,257	$(273)	$15,345	$12,530	$2,910	$907	$16,347
Services	56,349	8,760	4,213	69,322	52,231	7,870	3,673	63,774
Hardware and other	8,384	317	199	8,900	7,873	295	113	8,281

Total revenue	77,094	12,334	4,139	93,567	72,634	11,075	4,693	88,402

Costs and Expenses:
Cost of revenue	30,698	6,014	2,638	39,350	27,448	5,707	2,588	35,743
Operating expenses	26,964	3,314	1,179	31,457	27,355	3,309	1,559	32,223
Depreciation and amortization	1,302	62	54	1,418	2,082	96	45	2,223

Total costs and expenses	58,964	9,390	3,871	72,225	56,885	9,112	4,192	70,189

Operating income	$18,130	$2,944	$268	$21,342	$15,749	$1,963	$501	$18,213

	Six Months Ended June 30,
	2012				2011
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$23,350	$7,316	$266	$30,932	$19,379	$3,359	$1,371	$24,109
Services	113,465	16,806	9,421	139,692	98,028	15,532	6,292	119,852
Hardware and other	13,474	619	331	14,424	15,412	520	219	16,151

Total revenue	150,289	24,741	10,018	185,048	132,819	19,411	7,882	160,112

Costs and Expenses:
Cost of revenue	59,715	12,079	5,491	77,285	53,082	10,194	4,964	68,240
Operating expenses	56,223	7,016	2,480	65,719	52,953	6,162	2,767	61,882
Depreciation and amortization	2,536	122	104	2,762	3,948	183	93	4,224

Total costs and expenses	118,474	19,217	8,075	145,766	109,983	16,539	7,824	134,346

Operating income	$31,815	$5,524	$1,943	$39,282	$22,836	$2,872	$58	$25,766

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Professional services	$45,497	$42,150	$92,118	$77,334
Customer support and software enhancements	23,825	21,624	47,574	42,518

Total services revenue	$69,322	$63,774	$139,692	$119,852

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2012

(Unaudited)

License revenues related to the Company’s warehouse and non-warehouse product groups for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Warehouse	$9,746	$10,090	$18,423	$15,460
Non-Warehouse	5,599	6,257	12,509	8,649

Total software license revenue	$15,345	$16,347	$30,932	$24,109

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

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2011. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.

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

In the three and six months ended June 30, 2012, we generated $93.6 million and $185.0 million in total revenue, respectively, with a revenue mix of: license revenue 16%; services revenue 74%; and hardware and other revenue 10% for the three months ended June 30, 2012, and license revenue 17%; services revenue 75%; and hardware and other revenue 8% for the six months ended June 30, 2012.

We manage our business based on three geographic regions: North America and Latin America (Americas); Europe, Middle East, and Africa (EMEA); and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $25.5 million and $51.0 million for the three and six months ended June 30, 2012, respectively, which represents approximately 30% of our total revenue for both periods. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2012, we employed approximately 2,270 employees worldwide, of which 1,080 employees are based in the Americas, 160 employees in EMEA, and 1,030 employees in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the first half of 2012, approximately 70% of our total revenue was generated in the United States, 13% in EMEA, and the balance in APAC, Canada, and Latin America. In addition, industry analysts estimate that approximately two-thirds of every supply chain software solutions dollar invested is spent in the United States; consequently, the health of the U.S. economy has a meaningful impact on our financial results.

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

In July 2012, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO), which noted that the global economic recovery has shown signs of further weakness in the second quarter of 2012 despite higher than forecasted growth in the first quarter of 2012. The WEO stated that “[g]rowth in a number of major emerging market economies has been lower than forecast.” Citing the somewhat better-than-expected first quarter, the July 2012 update predicted that the second quarter developments would only result in “a minor setback to the global outlook, with global growth at 3.5 percent in 2012 and 3.9 percent in 2013, marginally lower than in the April 2012 World Economic Outlook.” The WEO projected that advanced economies, which represent our primary revenue markets, would grow at about 1.4 percent in 2012 and 1.9 percent in 2013, while the emerging and developing economies would continue to grow at about 5.6 percent in 2012 and 5.9 percent in 2013.

During 2011 and so far in 2012, the overall trend has been an increase in large license deals for the Company, with recognized $1.0 million or larger software license deals totaling thirteen for 2011, up from nine in 2010, and with seven of such deals in the first half of 2012. However, the large deal flow has been inconsistent from quarter to quarter, reflecting what we believe to be ongoing macro-economic uncertainty in the United States and Western Europe. While we are encouraged by our 2011 and first half of 2012 results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ buying decisions, making it more difficult to forecast sales cycles for our products and the timing of large software license deals.

Revenue

License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. License revenue totaled $15.3 million, or 16% of total revenue, with gross margins of 90.3% for the three months ended June 30, 2012, and $30.9 million, or 17% of total revenue, with gross margins of 89.4% for the six months ended June 30, 2012. Our typical license revenue percentage mix of new to existing customers historically has approximated 50/50. However, for the three and six months ended June 30, 2012, the percentage mix was approximately 55/45 and 45/55 of new to existing customers, respectively. We believe our current mix of new customer to existing customer license sales will fluctuate with continuing global macro economic uncertainty and should return to historical norm levels if and as the economic recovery strengthens.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.0 million of license revenue in the second quarter of 2012 equates to approximately $0.03 of diluted earnings per share impact.

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

Services revenue. Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements. Services revenue totaled $69.3 million, or 74% of total revenue, with gross margins of 56.3%, and $139.7 million, or 75% of total revenue, with gross margins of 55.6%, for the three and six months ended June 30, 2012, respectively. Professional services accounted for approximately 65% of total services revenue and approximately 50% of total revenue in the three and six months ended June 30, 2012. Our operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin as services margins are lower than license revenue margins.

At June 30, 2012, our services organization totaled approximately 1,315 employees, accounting for 60% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software more rapidly than if they rely on internal or other third party services, enable the customer to maximize value from our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

Our CSSE revenues totaled $23.8 million and $47.6 million for the three and six months ended June 30, 2012, respectively, representing approximately 35% of services revenue and approximately 25% of total revenue in the three and six months ended June 30, 2012. The growth of CSSE revenues is influenced by: (i) new license revenue growth, (ii) annual renewal of support contracts, and (iii) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE fees generally are paid in advance, and our CSSE revenue generally is recognized ratably over the term of the agreement, typically twelve months. CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $8.9 million, representing 10% of total revenue with gross margins of 15.3% for the three months ended June 30, 2012 and $14.4 million, representing 8% of total revenue with gross margins of 16.9% for the six months ended June 30, 2012. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $3.2 million and $5.6 million for the three and six months ended June 30, 2012, respectively.

Product Development

We continue to invest significantly in research and development (R&D), which historically has averaged about $0.12 to $0.14 of every revenue dollar, to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses were $10.8 million and $22.4 million for the three and six months ended June 30, 2012, respectively. At June 30, 2012, our R&D organization totaled approximately 640 employees, located in the U.S. and India, representing nearly 30% of our total employees worldwide.

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

Cash Flow and Financial Condition

For the three and six months ended June 30, 2012, we generated cash flow from operating activities of $20.9 million and $34.0 million, respectively. Our cash, cash equivalents, and investments at June 30, 2012 totaled $100.9 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 346,516 and 999,273 shares of Manhattan Associates’ outstanding common stock under the repurchase program approved by our Board of Directors during the three and six months ended June 30, 2012, respectively. In July 2012, our Board of Directors approved raising the Company’s remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock. For the remainder of 2012, we anticipate that our priorities for the use of cash will be in developing sales and services resources and continued investment in product development to drive and support profitable growth and to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the remainder of 2012 for general corporate purposes.

Results of Operations

The following table summarizes our consolidated results for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenue	$93,567	$88,402	$185,048	$160,112
Costs and expenses	72,225	70,189	145,766	134,346

Operating income	21,342	18,213	39,282	25,766
Other income, net	802	334	678	352

Income before income taxes	22,144	18,547	39,960	26,118

Net income	$14,172	$12,339	$25,574	$19,505

Diluted earnings per share	$0.70	$0.57	$1.25	$0.89
Diluted weighted average number of shares	20,351	21,775	20,494	21,926

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During the three and six months ended June 30, 2012 and 2011, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change vs. Prior Year	2012	2011	% Change vs. Prior Year
	(in thousands)			(in thousands)
Revenue:
Software license
Americas	$12,361	$12,530	-1%	$23,350	$19,379	20%
EMEA	3,257	2,910	12%	7,316	3,359	118%
APAC	(273)	907	-130%	266	1,371	-81%

Total software license	$15,345	$16,347	-6%	$30,932	$24,109	28%
Services
Americas	$56,349	$52,231	8%	$113,465	$98,028	16%
EMEA	8,760	7,870	11%	16,806	15,532	8%
APAC	4,213	3,673	15%	9,421	6,292	50%

Total services	$69,322	$63,774	9%	$139,692	$119,852	17%

Hardware and Other
Americas	$8,384	$7,873	6%	$13,474	$15,412	-13%
EMEA	317	295	7%	619	520	19%
APAC	199	113	76%	331	219	51%

Total hardware and other	$8,900	$8,281	7%	$14,424	$16,151	-11%

Total Revenue
Americas	$77,094	$72,634	6%	$150,289	$132,819	13%
EMEA	12,334	11,075	11%	24,741	19,411	27%
APAC	4,139	4,693	-12%	10,018	7,882	27%

Total revenue	$93,567	$88,402	6%	$185,048	$160,112	16%

Operating income (loss):
Americas	$18,130	$15,749	15%	$31,815	$22,836	39%
EMEA	2,944	1,963	50%	5,524	2,872	92%
APAC	268	501	-47%	1,943	58	3250%

Total operating income	$21,342	$18,213	17%	$39,282	$25,766	52%

Summary of the Second Quarter 2012 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.70 in the second quarter of 2012, compared to $0.57 in the second quarter of 2011.

•

Consolidated total revenue was $93.6 million in the second quarter of 2012, compared to $88.4 million in the second quarter of 2011. License revenue was $15.3 million in the second quarter of 2012, compared to $16.3 million in the second quarter of 2011.

•	Operating income was $21.3 million in the second quarter of 2012, compared to $18.2 million in the second quarter of 2011.

•

Cash flow from operations was $20.9 million in the second quarter of 2012, compared to $16.0 million in the second quarter of 2011. Days Sales Outstanding was 63 days at June 30, 2012, compared to 57 days at March 31, 2012.

•	Cash and investments on-hand was $100.9 million at June 30, 2012, compared to $97.5 million at March 31, 2012.

•

For the three months ended June 30, 2012, the Company repurchased 346,516 shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total purchase price of $16.6 million. In July 2012, the Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $50.0 million of the Company’s outstanding common stock.

The results of our operations for the second quarters of 2012 and 2011 are discussed below.

Revenue

	Three Months Ended June 30,
			% Change vs. Prior Year	% of Total Revenue
	2012	2011		2012	2011
	(in thousands)
Software license	$15,345	$16,347	-6%	16%	19%
Services	69,322	63,774	9%	74%	72%
Hardware and other	8,900	8,281	7%	10%	9%

Total revenue	$93,567	$88,402	6%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services, and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue. License revenue decreased $1.0 million, or 6%, in the quarter ended June 30, 2012 compared to the same period in the prior year. We completed two large software license deals greater than $1.0 million in the second quarter of 2012. The license sales percentage mix across our product suite in the quarter ended June 30, 2012 was approximately 65/35 of warehouse management solutions to non-warehouse management solutions.

Services revenue. Services revenue increased $5.5 million, or 9%, in the second quarter of 2012 compared to the same quarter in the prior year due to a $3.3 million increase in professional services revenue and a $2.2 million increase in customer support and software enhancements. The increase in services revenue was primarily due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas, EMEA, and APAC segments increased $4.1 million, $0.9 million, and $0.5 million, respectively, in the second quarter of 2012 compared to the second quarter of 2011.

Hardware and other. Hardware sales increased by $0.2 million to $5.7 million in the second quarter of 2012 compared to $5.5 million for the second quarter of 2011. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $3.2 million and $2.7 million for the quarters ended June 30, 2012 and 2011, respectively.

Cost of Revenue

	Three Months Ended June 30,
	2012	2011	% Change vs. Prior Year
	(in thousands)
Cost of software license	$1,488	$1,824	-18%
Cost of services	30,322	27,462	10%
Cost of hardware and other	7,540	6,457	17%

Total cost of revenue	$39,350	$35,743	10%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased by $0.3 million in the second quarter of 2012 compared to the same quarter of 2011.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $2.9 million, or 10%, increase in cost of services in the quarter ended June 30, 2012 compared to the same quarter in the prior year was principally due to an increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization.

Cost of hardware and other. Cost of hardware increased by $0.6 million to $4.4 million in the second quarter of 2012 compared to $3.8 million in the same quarter of 2011. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $3.1 million and $2.7 million for the quarters ended June 30, 2012 and 2011, respectively.

Operating Expenses

	Three Months Ended June 30,
	2012	2011	% Change vs. Prior Year
	(in thousands)
Research and development	$10,802	$10,676	1%
Sales and marketing	11,415	12,309	-7%
General and administrative	9,240	9,238	0%
Depreciation and amortization	1,418	2,223	-36%

Operating expenses	$32,875	$34,446	-5%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended June 30, 2012 slightly increased by $0.1 million as compared to the quarter ended June 30, 2011.

Our principal research and development activities have focused on the expansion and integration of products acquired and new product releases and the expansion of the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution (SCOPE). The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates integration with ERP and other supply chain solutions. For each of the quarters ended June 30, 2012 and 2011, we did not capitalize any research and development costs.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $0.9 million, or 7%, in the second quarter of 2012 compared to the same quarter of the prior year primarily attributable to lower marketing programs expense.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses were flat in the current year quarter compared to the same quarter in the prior year.

Depreciation and amortization. Depreciation expense amounted to $1.4 million and $1.8 million for the quarters ended June 30, 2012 and 2011, respectively. Amortization of intangibles associated with various acquisitions totaled $0.4 million for the quarter ended June 30, 2011.

Operating Income

Operating income for the second quarter of 2012 was $21.3 million compared to $18.2 million for the second quarter of 2011. Operating margins were 22.8% for the second quarter of 2012 versus 20.6% for the second quarter of 2011. Operating income and margins increased primarily due to strong revenue growth and expense management in the current quarter in addition to favorable foreign currency translation effects of $0.8 million for the three months ended June 30, 2012 primarily due to the weakening of the Indian Rupee versus the U.S. dollar.

Other Income, Net and Taxes

	Three Months Ended June 30,
	2012	2011	% Change vs. Prior Year
	(in thousands)
Other income, net	$802	$334	140%
Income tax provision	7,972	6,208	28%

Other income, net. Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $0.5 million in the second quarter of 2012 compared to the second quarter of 2011 primarily due to a $0.5 million increase in foreign currency gains related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee. We recorded net foreign currency gains of approximately $0.6 million and $0.1 million during the quarters ended June 30, 2012 and 2011, respectively.

Income tax provision. Our effective income tax rate was 36.0% and 33.5% for the quarters ended June 30, 2012 and 2011, respectively. The increase in the effective tax rate for the quarter ended June 30, 2012 compared to the same quarter in the prior year is principally due to the expiration of the federal research and development tax credit and foreign net operating loss carry-forwards benefitted in prior periods that have now been fully utilized.

Summary of the First Half of 2012 Condensed Consolidated Financial Results

•	Diluted earnings per share for the six months ended June 30, 2012 was a record $1.25, compared to $0.89 for the six months ended June 30, 2011.

•

Consolidated total revenue for the six months ended June 30, 2012 was a record $185.0 million, compared to $160.1 million for the six months ended June 30, 2011. License revenue was $30.9 million for the six months ended June 30, 2012, compared to $24.1 million for the six months ended June 30, 2011.

•	Operating income was $39.3 million for the six months ended June 30, 2012, compared to $25.8 million for the six months ended June 30, 2011.

•	For the six months ended June 30, 2012, the Company repurchased 999,273 common shares under the share repurchase program authorized by the Board of Directors, for a total investment of $47.3 million.

The results of our operations for the six months ended June 30, 2012 and 2011 are discussed below.

Revenue

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2012	2011	Prior Year	2012	2011
	(in thousands)
Software license	$30,932	$24,109	28%	17%	15%
Services	139,692	119,852	17%	75%	75%
Hardware and other	14,424	16,151	-11%	8%	10%

Total revenue	$185,048	$160,112	16%	100%	100%

License revenue. License revenue increased $6.8 million, or 28%, in the six months ended June 30, 2012 over the same period in the prior year. Our license revenue performance depends heavily on the number and relative value of large deals we close in the period. We completed seven large deals and five large deals greater than $1.0 million in the first half of 2012 and 2011, respectively. Due to the sluggish economic recovery in the United States and other geographic regions in which we operate, the sales cycle on these deals remains somewhat less predictable.

The license sales percentage mix across our product suite in the six months ended June 30, 2012 was approximately 60/40 of warehouse management solutions to non-warehouse management solutions, respectively.

Services revenue. Services revenue increased $19.8 million, or 17%, in the six months ended June 30, 2012 compared to the same period in the prior year due to a $14.8 million increase in professional services revenue and a $5.0 million increase in customer support and software enhancements. The increase in services revenue was primarily due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas, EMEA and APAC segments increased $15.4 million, $1.3 million and $3.1 million, respectively, in the six months ended June 30, 2012 compared to the same period in the prior year.

Hardware and other. Hardware sales decreased by $2.3 million, or 20%, to $8.8 million in the six months ended June 30, 2012 compared to $11.1 million for the same period in the prior year. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $5.6 million and $5.1 million for the six months ended June 30, 2012 and 2011, respectively.

Cost of Revenue

	Six Months Ended June 30,
	2012	2011	% Change vs. Prior Year
	(in thousands)
Cost of software license	$3,265	$3,063	7%
Cost of services	62,032	52,420	18%
Cost of hardware and other	11,988	12,757	-6%

Total cost of revenue	$77,285	$68,240	13%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased slightly by $0.2 million, or 7%, in the first six months of 2012 compared to the same period of 2011 principally due to the increase in license revenue.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $9.6 million, or 18%, increase in cost of services in the six months ended June 30, 2012 compared to the same period in the prior year was principally due to a $6.4 million increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization and an increase of $1.3 million in performance-based bonus expense.

Cost of hardware and other. Cost of hardware decreased by $1.2 million to approximately $6.5 million in the six months ended June 30, 2012 compared to the same period of 2011. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $5.5 million and $5.1 million for the six months ended June 30, 2012 and 2011, respectively.

Operating Expenses

	Six Months Ended June 30,
	2012	2011	% Change vs. Prior Year
	(in thousands)
Research and development	$22,353	$21,059	6%
Sales and marketing	23,818	22,909	4%
General and administrative	19,548	17,914	9%
Depreciation and amortization	2,762	4,224	-35%

Operating expenses	$68,481	$66,106	4%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the six months ended June 30, 2012 increased by $1.3 million compared to the same period in 2011. This increase was primarily attributable to an increase in compensation and employee-related expenses of $0.7 million and an increase in performance-based compensation expense of $0.5 million.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $0.9 million, or 4%, in the first six months of 2012 compared to the same period of the prior year. This increase was mainly attributable to the increase in performance-based compensation expense of $2.0 million and an increase in compensation and employee-related expenses of $0.4 million partially offset by a decrease in marketing programs expense of $0.7 million and a decrease in travel expenses of $0.8 million.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased $1.6 million, or 9%, during the six months ended June 30, 2012 compared to the same period in the prior year. The increase was primarily attributable to an increase in compensation and employee-related expenses of $0.8 million and professional fees, including temporary contracted personnel of $0.7 million, partially offset by a decrease in equity-based compensation expense of $0.6 million.

Depreciation and amortization. Depreciation expense amounted to $2.8 million and $3.3 million for the six months ended June 30, 2012 and 2011, respectively. Amortization of intangibles associated with various acquisitions totaled $0.9 million for the six months ended June 30, 2011.

Operating Income

Operating income for the six months ended June 30, 2012 was $39.3 million compared to $25.8 million for the six months ended June 30, 2011. Operating margins were 21.2% for the first half of 2012 versus 16.1% for the first half of 2011. Operating income and margins increased due to strong services revenue and expense management during the year in addition to favorable foreign currency translation effects of $1.5 million for the six months ended June 30, 2012 primarily due to the weakening of the Indian Rupee versus the U.S. dollar.

Other Income, Net and Taxes

	Six Months Ended June 30,
	2012	2011	% Change vs. Prior Year
	(in thousands)
Other income, net	$678	$352	93%
Income tax provision	14,386	6,613	118%

Other income, net. Other income, net principally includes interest income, foreign currency gains and losses and other non-operating expenses. Other income, net increased $0.3 million in the six months ended June 30, 2012 compared to the same period in 2011 primarily related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee. We recorded a net foreign currency gain of $0.2 million and a net foreign currency loss of $0.1 million during the six months ended June 30, 2012 and 2011, respectively.

Income tax provision. Our effective income tax rate was 36.0% and 25.3% for the six months ended June 30, 2012 and 2011, respectively. The increase in the effective tax rate for the six months ended June 30, 2012 compared to the same period in the prior year is principally due to the expiration of the federal research and development tax credit and foreign net operating loss carry-forwards benefitted in prior periods that have now been fully utilized. The effective rate for the six months ended June 30, 2011 also included a $2.0 million tax benefit recorded in the first quarter ending March 31, 2011, resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit was attributable to the elimination of the tax holiday for Indian companies under the STPI (Software Technology Park of India) tax plan, based on the February 2011 budget approved by the India Finance Ministry, which will allow us to utilize tax assets previously reserved.

Liquidity and Capital Resources

As of June 30, 2012, we had approximately $100.9 million in cash, cash equivalents, and investments, as compared to $99.1 million at December 31, 2011. Our main source of operating cash flow is cash collections from our customers, which we use to fund our operations. In 2012, our priorities for the use of cash will be in developing sales and services resources and continued investment in product development to drive and support profitable growth and to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the remainder of 2012 for general corporate purposes.

Our operating activities generated cash flow of approximately $34.0 million and $24.1 million for the six months ended June 30, 2012 and 2011, respectively. The increase in cash flow from operations was primarily attributable to higher revenue and net earnings.

Our investing activities used cash of approximately $2.0 million and $2.7 million during the six months ended June 30, 2012 and 2011, respectively. The primary use of cash for investing activities for the six months ended June 30, 2012 was $3.2 million in capital expenditures partially offset by the net maturities of $1.2 million in investments. The primary use of cash for investing activities for the six months ended June 30, 2011 was $2.0 million in capital expenditures and the net purchase of $0.7 million in short-term investments.

Our financing activities used cash of approximately $28.2 million and $39.3 million for the six months ended June 30, 2012 and 2011, respectively. The principal use of cash for financing activities for the six months ended June 30, 2012 was to purchase approximately $50.2 million of our common stock, including $3.0 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $17.9 million and a $4.1 million excess tax benefit from equity-based compensation. The principal use of cash for financing activities for the three months ended June 30, 2011 was to purchase approximately $66.0 million of our common stock, including $2.1 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $25.5 million and a $1.2 million excess tax benefit from equity-based compensation.

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

Critical Accounting Policies and Estimates

In the first six months of 2012, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended June 30, 2012. All repurchases related to the repurchase program were made on the open market.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2012	12,230	$50.32	9,905	$49,500,041
May 1 – May 31, 2012	266,792	48.42	266,746	36,583,698
June 1 – June 30, 2012	69,865	45.80	69,865	33,384,124

Total	348,887	$47.96	346,516	$33,384,124

(a)	Includes 2,325 shares and 46 shares withheld for taxes due upon vesting of restricted stock during April and May, respectively.
(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $49.65 and $49.66 in April and May, respectively.

In July 2012, our Board of Directors approved raising our remaining repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS**	XBRL Instance Document

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date: August 6, 2012	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2012	/s/ Dennis B. Story
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