Form 10-Q
period 2012-09-30
MANHATTAN ASSOCIATES INC
filed 2012-10-31
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the Registrant’s class of capital stock outstanding as of October 25, 2012, the latest practicable date, is as follows: 19,870,636 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended September 30, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$99,090	$92,180
Short term investments	7,715	6,079
Accounts receivable, net of allowance of $5,524 and $4,816 in 2012 and 2011, respectively	73,241	56,264
Deferred income taxes	7,835	7,599
Income taxes receivable	—	4,859
Prepaid expenses and other current assets	7,465	7,533

Total current assets	195,346	174,514

Property and equipment, net	13,681	13,321
Long-term investments	—	855
Goodwill, net	62,260	62,261
Deferred income taxes	2,668	5,696
Other assets	1,874	2,953

Total assets	$275,829	$259,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,069	$8,090
Accrued compensation and benefits	16,857	16,503
Accrued and other liabilities	12,733	13,648
Deferred revenue	52,573	49,882
Income tax payable	7,066	—

Total current liabilities	97,298	88,123

Other non-current liabilities	8,971	9,397

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2012 or 2011	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 19,905,903 and 20,415,946 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	199	204
Additional paid-in capital	—	—
Retained earnings	173,248	166,989
Accumulated other comprehensive loss	(3,887)	(5,113)

Total shareholders’ equity	169,560	162,080

Total liabilities and shareholders’ equity	$275,829	$259,600

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
Revenue:
Software license	$16,164	$13,565	$47,096	$37,674
Services	71,886	63,594	211,578	183,446
Hardware and other	7,791	8,443	22,215	24,594

Total revenue	95,841	85,602	280,889	245,714
Costs and expenses:
Cost of license	2,086	1,196	5,351	4,259
Cost of services	32,614	28,054	94,646	80,474
Cost of hardware and other	6,428	6,695	18,416	19,452
Research and development	11,400	10,877	33,753	31,936
Sales and marketing	10,999	10,865	34,817	33,774
General and administrative	9,258	9,342	28,806	27,256
Depreciation and amortization	1,379	1,698	4,141	5,922
Recovery of previously impaired investment	—	(2,519)	—	(2,519)

Total costs and expenses	74,164	66,208	219,930	200,554

Operating income	21,677	19,394	60,959	45,160
Other (expense) income, net	(247)	862	431	1,214

Income before income taxes	21,430	20,256	61,390	46,374
Income tax provision	7,621	5,379	22,007	11,992

Net income	$13,809	$14,877	$39,383	$34,382

Basic earnings per share	$0.71	$0.74	$1.99	$1.67
Diluted earnings per share	$0.69	$0.70	$1.93	$1.59

Weighted average number of shares:
Basic	19,568	20,156	19,745	20,623
Diluted	20,130	21,125	20,372	21,656

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
Net income	$13,809	$14,877	$39,383	$34,382
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,868	(2,418)	1,134	(2,241)
Unrealized gain on investment, net of tax of $53	—	—	92	—

Other comprehensive income (loss)	1,868	(2,418)	1,226	(2,241)

Comprehensive income	$15,677	$12,459	$40,609	$32,141

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Operating activities:
Net income	$39,383	$34,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,141	5,922
Recovery of previously impaired investment	—	(2,519)
Equity-based compensation	5,795	7,317
(Gain) loss on disposal of equipment	(46)	22
Tax benefit of stock awards exercised/vested	7,034	3,345
Excess tax benefits from equity-based compensation	(5,726)	(1,416)
Deferred income taxes	2,807	(1,821)
Unrealized foreign currency loss (gain)	411	(513)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,772)	(9,370)
Other assets	1,215	(1,546)
Accounts payable, accrued and other liabilities	(1,595)	(3,325)
Income taxes	12,266	6,250
Deferred revenue	2,494	4,267

Net cash provided by operating activities	51,407	40,995

Investing activities:
Purchase of property and equipment	(4,336)	(3,672)
Net (purchases) maturities of investments	(236)	465

Net cash used in investing activities	(4,572)	(3,207)

Financing activities:
Purchase of common stock	(71,667)	(95,569)
Proceeds from issuance of common stock from options exercised	25,708	30,265
Excess tax benefits from equity-based compensation	5,726	1,416

Net cash used in financing activities	(40,233)	(63,888)

Foreign currency impact on cash	308	(491)

Net change in cash and cash equivalents	6,910	(26,591)
Cash and cash equivalents at beginning of period	92,180	120,744

Cash and cash equivalents at end of period	$99,090	$94,153

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

1. Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

September 30, 2012

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $3.6 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively, and $9.2 million and $8.0 million for the nine months ended September 30, 2012 and 2011, respectively.

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

September 30, 2012

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

Prior to 2008, the Company invested in auction rate securities of which certain auctions failed during 2008 and the underlying securities were not redeemed by the issuer. During 2008, the Company recorded an other-than-temporary impairment charge of $3.5 million for one of its investments. The Company reduced the carrying value of the investment to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. During the quarter ended September 30, 2011, the Company was able to sell the auction rate security and recovered 72%, or $2.5 million, of its original investment. The $2.5 million recovery from the sale of the auction rate security is included in the recovery of previously impaired investment line in the Condensed Consolidated Statements of Income. During the second quarter of 2012, the Company sold its remaining auction rate security investment at its par value of $1.0 million. The Company currently has no long-term investments.

At September 30, 2012, the Company’s cash, cash equivalents, and short-term investments balances were $62.4 million, $36.7 million, and $7.7 million, respectively. Cash equivalents and short-term investments primarily consist of highly liquid money market funds and certificates of deposit. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At September 30, 2012, the Company has $33.2 million in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheet. The Company has no investments classified as Level 2 or Level 3.

4. Equity-Based Compensation

In January 2012, in order to simplify equity grant administration, the Company changed its practice of granting restricted stock in favor of granting restricted stock units, or RSUs, which convert to the Company’s common stock upon vesting. There is no material difference between the grant of restricted stock and the grant of RSUs to either the Company or the recipients receiving the grants; however, in contrast to the granting of restricted stock, no stock will actually be issued under the granting of RSUs until the units vest. The Company does not currently grant stock options.

The Company recorded equity-based compensation related to stock options granted in prior years of $0.1 million and $0.5 million during the three months ended September 30, 2012 and 2011, respectively, and $0.4 million and $1.5 million during the nine months ended September 30, 2012 and 2011, respectively. No stock options were granted during the first nine months of 2012 or 2011.

A summary of changes in outstanding options for the nine months ended September 30, 2012 is as follows:

Number of Options
Outstanding at December 31, 2011	1,633,566
Exercised	(1,005,508)
Forfeited and expired	(8,409)

Outstanding at September 30, 2012	619,649

The Company granted 10,830 and 226,905 RSUs during the three and nine months ended September 30, 2012, respectively, and 19,840 and 356,232 shares of restricted stock during the three and nine months ended September 30, 2011, respectively. The Company recorded equity-based compensation expense related to restricted stock and RSUs of $2.0 million for each of the quarters ended September 30, 2012 and 2011, and $5.4 million and $5.8 million during the nine months ended September 30, 2012 and 2011, respectively.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

A summary of changes in unvested shares/units for the nine months ended September 30, 2012 is as follows:

Number of shares/units
Outstanding at December 31, 2011	655,155
Granted	226,905
Vested	(240,852)
Forfeited	(29,592)

Outstanding at September 30, 2012	611,616

5. Income Taxes

The Company’s effective tax rate was 35.6% and 26.6% for the quarters ended September 30, 2012 and 2011, respectively, and 35.8% and 25.9% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate for the quarter and year to date ended September 30, 2012 compared to the same periods in the prior year is principally due to the expiration of the federal research and development tax credit and foreign net operating loss carry-forwards benefitted in prior periods that have now been fully utilized. Additionally, the effective rate for the three and nine months ended September 30, 2011 was impacted by the $2.5 million recovery of a previously impaired investment discussed in Note 3. The Company did not record a tax benefit in 2008 on the original impairment charge as there were no future capital gains to offset the loss, and therefore did not have tax expense related to the reversal of the charge. The effective tax rate for the three and nine months ended September 30, 2011 also included a tax benefit from the disqualifying disposition of incentive stock options that were previously expensed and the reduction of income tax reserves that resulted from the expiration of tax audit statutes and the settlement of an IRS audit. In addition to the tax adjustments in the three months ended September 30, 2011, the effective tax rate in the nine months ended September 30, 2011 included a $2.0 million tax benefit recorded in the first quarter ending March 31, 2011, resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit was attributable to the elimination of the tax holiday for Indian companies under the Software Technology Park of India (STPI) tax plan, based on the February 2011 budget approved by the India Finance Ministry, which will allow the Company to utilize tax assets previously reserved.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification. For the three months ended September 30, 2012, there were no material changes to unrecognized tax benefits or accrued interest and penalties related to uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to income tax examinations for the years before 2009 in the U.S. federal, substantially all state and local, and substantially all non-US jurisdictions.

6. Net Earnings Per Share

Basic net earnings per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for each period presented. Diluted net earnings per share is computed using net income divided by the sum of Weighted Shares and common equivalent shares (CESs) outstanding for each period presented using the treasury stock method.

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$13,809	$14,877	$39,383	$34,382
Earnings per share:
Basic	$0.71	$0.74	$1.99	$1.67
Effect of CESs	(0.02)	(0.04)	(0.06)	(0.08)

Diluted	$0.69	$0.70	$1.93	$1.59

Weighted average number of shares:
Basic	19,568	20,156	19,745	20,623
Effect of CESs	562	969	627	1,033

Diluted	20,130	21,125	20,372	21,656

Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 2,000 shares and 17,000 shares for the three and nine months ended September 30, 2011, respectively. Such shares were not included because they were anti-dilutive. There were no anti-dilutive CESs during 2012.

7. Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business, and occasionally legal proceedings not in the ordinary course. Many of the Company’s installations involve products that are critical to the operations of its clients’ businesses. Any failure in a product could result in a claim for substantial damages against the Company, regardless of its responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in the Company’s contracts will be enforceable in all instances. The Company is not presently involved in any material litigation. The Company expenses legal costs associated with loss contingencies as such claims are incurred.

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

The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.4 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $2.3 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

The following table presents the revenues, expenses and operating income by reporting segment for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012				2011
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
License	$14,649	$796	$719	$16,164	$11,450	$1,833	$282	$13,565
Services	57,677	9,479	4,730	71,886	51,226	7,945	4,423	63,594
Hardware and other	7,331	314	146	7,791	7,987	263	193	8,443

Total revenue	79,657	10,589	5,595	95,841	70,663	10,041	4,898	85,602

Costs and Expenses:
Cost of revenue	32,959	5,298	2,871	41,128	27,988	5,461	2,496	35,945
Operating expenses	27,716	2,517	1,424	31,657	26,451	3,159	1,474	31,084
Depreciation and amortization	1,264	67	48	1,379	1,560	87	51	1,698
Recovery of previously impaired investment	—	—	—	—	(2,519)	—	—	(2,519)

Total costs and expenses	61,939	7,882	4,343	74,164	53,480	8,707	4,021	66,208

Operating income	$17,718	$2,707	$1,252	$21,677	$17,183	$1,334	$877	$19,394

	Nine Months Ended September 30,
	2012				2011
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$37,999	$8,112	$985	$47,096	$30,829	$5,192	$1,653	$37,674
Services	171,142	26,285	14,151	211,578	149,254	23,477	10,715	183,446
Hardware and other	20,805	933	477	22,215	23,399	783	412	24,594

Total revenue	229,946	35,330	15,613	280,889	203,482	29,452	12,780	245,714

Costs and Expenses:
Cost of revenue	92,674	17,377	8,362	118,413	81,070	15,655	7,460	104,185
Operating expenses	83,939	9,533	3,904	97,376	79,404	9,321	4,241	92,966
Depreciation and amortization	3,800	189	152	4,141	5,508	270	144	5,922
Recovery of previously impaired investment	—	—	—	—	(2,519)	—	—	(2,519)

Total costs and expenses	180,413	27,099	12,418	219,930	163,463	25,246	11,845	200,554

Operating income	$49,533	$8,231	$3,195	$60,959	$40,019	$4,206	$935	$45,160

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Professional services	$47,082	$41,403	$139,200	$118,737
Customer support and software enhancements	24,804	22,191	72,378	64,709

Total services revenue	$71,886	$63,594	$211,578	$183,446

License revenues related to the Company’s warehouse and non-warehouse product groups for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Warehouse	$11,680	$7,002	$30,103	$22,462
Non-Warehouse	4,484	6,563	16,993	15,212

Total software license revenue	$16,164	$13,565	$47,096	$37,674

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2011. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011, including the notes to those statements, included elsewhere in this quarterly report (the “Condensed Consolidated Financial Statements”). We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.

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

In the three and nine months ended September 30, 2012, we generated $95.8 million and $280.9 million in total revenue, respectively, with a revenue mix of: license revenue 17%; services revenue 75%; and hardware and other revenue 8% for both the three months and the nine months ended September 30, 2012.

We manage our business based on three geographic regions: North America and Latin America (Americas); Europe, Middle East, and Africa (EMEA); and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $23.9 million and $73.4 million for the three and nine months ended September 30, 2012, respectively, which represents approximately 25% of our total revenue for both periods. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2012, we employed approximately 2,360 employees worldwide, of which 1,130 employees are based in the Americas, 165 employees in EMEA, and 1,065 employees in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macroeconomic trends, technology spending, and supply chain management market growth are important barometers for our business. In the first nine months of 2012, approximately 75% of our total revenue was generated in the United States, 11% in EMEA, and the balance in APAC, Canada, and Latin America. In addition, Gartner Inc., an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in the United States (50%) and Western Europe (28%); consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

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

In October 2012, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO), which noted that the global economy has weakened further since the July 2012 WEO Update thus lowering the projected global growth rate to about 3.3 percent in 2012 and 3.6 percent in 2013. The WEO stated that “output is expected to remain sluggish in advanced economies but still relatively solid in many emerging market and developing economies.” The WEO further stated that it expects unemployment to stay elevated and financial conditions to remain unstable in many parts of the world. The WEO projected that advanced economies, which represent our primary revenue markets, would grow at about 1.3 percent in 2012 and 1.5 percent in 2013, while the emerging and developing economies would continue to grow at about 5.3 percent in 2012 and 5.6 percent in 2013.

During 2011 and continuing into 2012, the overall trend has been steady for the Company’s large license deals, with recognized $1.0 million or larger software license totaling thirteen for 2011, up from nine in 2010, and totaling nine in the first nine months of 2012. However, the large deal flow has been inconsistent from quarter to quarter, reflecting what we believe to be ongoing macroeconomic uncertainty in the United States and Western Europe. While we are encouraged by our 2011 and first nine months of 2012 results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ buying decisions, making it more difficult to forecast sales cycles for our products and the timing of large software license deals.

Revenue

License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. License revenue totaled $16.2 million, or 17% of total revenue, with gross margins of 87.1% for the three months ended September 30, 2012, and $47.1 million, or 17% of total revenue, with gross margins of 88.6% for the nine months ended September 30, 2012. Our typical license revenue percentage mix of new to existing customers historically has approximated 50/50. However, for the three months ended September 30, 2012, the majority of license revenue was generated from existing customers, largely influenced by two large deals, and for the nine months ended September 30, 2012, the percentage mix of new to existing customers was approximately 30/70, respectively. We believe our current mix of new customer to existing customer license sales will fluctuate with continuing global macroeconomic uncertainty; however, the mix should return to historically normal levels in improved global economic conditions.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.0 million of license revenue in the third quarter of 2012 equates to approximately $0.03 of diluted earnings per share impact.

Our software solutions are singularly focused on the supply chain planning and execution markets, which are intensely competitive and characterized by rapid technological change. We are a market leader in the supply chain management software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our license revenues faster than our competitors through investment in innovation. We expect to continue to face increased competition from Enterprise Resource Planning (ERP) and Supply Chain Management applications vendors and business application software vendors that may broaden their solution offerings by internally developing, or by acquiring or partnering with independent developers of supply chain planning and execution software. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

Services revenue. Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (CSSE). Services revenue totaled $71.9 million, or 75% of total revenue, with gross margins of 54.6% for the three months ended September 30, 2012, and $211.6 million, or 75% of total revenue, with gross margins of 55.3%, for the nine months ended September 30, 2012. Professional services accounted for approximately 65% of total services revenue and approximately 50% of total revenue in the three and nine months ended September 30, 2012. Our operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At September 30, 2012, our services organization totaled approximately 1,395 employees, accounting for 60% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software more rapidly than if they rely on internal or other third party services, enable the customer to maximize value from our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

For CSSE, we offer a comprehensive 24 hour per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

Our CSSE revenues totaled $24.8 million and $72.4 million for the three and nine months ended September 30, 2012, respectively, representing approximately 35% of services revenue and approximately 25% of total revenue in the three and nine months ended September 30, 2012. The growth of CSSE revenues is influenced by: (i) new license revenue growth, (ii) annual renewal of support contracts, and (iii) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE fees generally are paid in advance, and our CSSE revenue generally is recognized ratably over the term of the agreement, typically twelve months. CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $7.8 million, representing 8% of total revenue with gross margins of 17.5% for the three months ended September 30, 2012 and $22.2 million, representing 8% of total revenue with gross margins of 17.1% for the nine months ended September 30, 2012. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $3.6 million and $9.2 million for the three and nine months ended September 30, 2012, respectively.

Product Development

We continue to invest significantly in research and development (R&D), which historically has averaged about $0.12 to $0.14 of every revenue dollar, to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses were $11.4 million and $33.8 million for the three and nine months ended September 30, 2012, respectively. At September 30, 2012, our R&D organization totaled approximately 645 employees, located in the U.S. and India, representing nearly 30% of our total employees worldwide.

We expect to continue to focus our R&D resources on the development and enhancement of supply chain software solutions. We offer what we believe to be the broadest solution portfolio in the supply chain solutions marketplace, to address all aspects of planning and forecasting, inventory optimization, order lifecycle management, transportation lifecycle management, and distribution management. We also plan to continue to enhance our existing solutions and to introduce new solutions to address evolving industry standards and market needs. We identify opportunities to further enhance our solutions and to develop and provide new solutions through our customer support organization, as well as through ongoing customer consulting engagements and implementations, interactions with our user groups, association with leading industry analysts and market research firms, and participation on industry standards and research committees. Our solutions address the needs of customers in various vertical markets, including retail, consumer goods, food and grocery, logistics service providers, industrial and wholesale, high technology and electronics, life sciences, and government.

Cash Flow and Financial Condition

For the three and nine months ended September 30, 2012, we generated cash flow from operating activities of $17.5 million and $51.4 million, respectively. Our cash, cash equivalents, and investments at September 30, 2012 totaled $106.8 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 418,932 and 1,418,205 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the three and nine months ended September 30, 2012, respectively. In October 2012, our Board of Directors approved raising the Company’s remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

For the remainder of 2012, we anticipate that our priorities for the use of cash will be in developing sales and services resources and continued investment in product development to drive and support profitable growth and extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the remainder of 2012 or in 2013 for general corporate purposes.

Results of Operations

The following table summarizes our consolidated results for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenue	$95,841	$85,602	$280,889	$245,714
Costs and expenses	74,164	68,727	219,930	203,073
Recovery of previously impaired investment	—	(2,519)	—	(2,519)

Operating income	21,677	19,394	60,959	45,160
Other (expense) income, net	(247)	862	431	1,214

Income before income taxes	21,430	20,256	61,390	46,374
Net income	$13,809	$14,877	$39,383	$34,382

Diluted earnings per share	$0.69	$0.70	$1.93	$1.59

Diluted weighted average number of shares	20,130	21,125	20,372	21,656

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During the three and nine months ended September 30, 2012 and 2011, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change vs. Prior Year	2012	2011	% Change vs. Prior Year
	(in thousands)			(in thousands)
Revenue:
Software License
Americas	$14,649	$11,450	28%	$37,999	$30,829	23%
EMEA	796	1,833	-57%	8,112	5,192	56%
APAC	719	282	155%	985	1,653	-40%

Total software license	$16,164	$13,565	19%	$47,096	$37,674	25%

Services

Americas	$57,677	$51,226	13%	$171,142	$149,254	15%
EMEA	9,479	7,945	19%	26,285	23,477	12%
APAC	4,730	4,423	7%	14,151	10,715	32%

Total services	$71,886	$63,594	13%	$211,578	$183,446	15%

Hardware and Other

Americas	$7,331	$7,987	-8%	$20,805	$23,399	-11%
EMEA	314	263	19%	933	783	19%
APAC	146	193	-24%	477	412	16%

Total hardware and other	$7,791	$8,443	-8%	$22,215	$24,594	-10%

Total Revenue

Americas	$79,657	$70,663	13%	$229,946	$203,482	13%
EMEA	10,589	10,041	5%	35,330	29,452	20%
APAC	5,595	4,898	14%	15,613	12,780	22%

Total revenue	$95,841	$85,602	12%	$280,889	$245,714	14%

Operating income:

Americas	$17,718	$17,183	3%	$49,533	$40,019	24%
EMEA	2,707	1,334	103%	8,231	4,206	96%
APAC	1,252	877	43%	3,195	935	242%

Total operating income	$21,677	$19,394	12%	$60,959	$45,160	35%

Summary of the Third Quarter 2012 Condensed Consolidated Financial Results

•

Diluted earnings per share was $0.69 in the third quarter of 2012, compared to $0.70 in the third quarter of 2011. Third quarter results for 2011 include a $0.12 per share benefit for the recovery of a previously impaired auction rate security investment.

•

Consolidated total revenue was $95.8 million in the third quarter of 2012, compared to $85.6 million in the third quarter of 2011. License revenue was $16.2 million in the third quarter of 2012, compared to $13.6 million in the third quarter of 2011.

•

Operating income was $21.7 million in the third quarter of 2012, compared to $19.4 million in the third quarter of 2011. Results for the third quarter of 2011 include a $2.5 million recovery of a previously impaired auction rate security investment.

•	Cash flow from operations was $17.5 million in the third quarter of 2012, compared to $16.9 million in the third quarter of 2011.

•	Days Sales Outstanding was 70 days at September 30, 2012, compared to 63 days at June 30, 2012.

•	Cash and investments on-hand was $106.8 million at September 30, 2012, compared to $99.1 million at December 31, 2011.

•

For the three months ended September 30, 2012, we repurchased 418,932 shares of our common stock under our share repurchase program for a total investment of $21.2 million. In October 2012, the Board of Directors approved raising our remaining share repurchase authority to an aggregate of $50.0 million of our outstanding common stock.

The results of our operations for the third quarters of 2012 and 2011 are discussed below.

Revenue

	Three Months Ended September 30,
			% Change vs. Prior Year	% of Total Revenue
	2012	2011		2012	2011
	(in thousands)
Software license	$16,164	$13,565	19%	17%	16%
Services	71,886	63,594	13%	75%	74%
Hardware and other	7,791	8,443	-8%	8%	10%

Total revenue	$95,841	$85,602	12%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services, and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue. License revenue increased $2.6 million, or 19%, in the quarter ended September 30, 2012 compared to the same period in the prior year. We completed two large software license deals greater than $1.0 million in the third quarter of 2012. The license sales percentage mix across our product suite in the quarter ended September 30, 2012 was approximately 70/30 of warehouse management solutions to non-warehouse management solutions.

Services revenue. Services revenue increased $8.3 million, or 13%, in the third quarter of 2012 compared to the same quarter in the prior year due to a $5.7 million increase in professional services revenue and a $2.6 million increase in customer support and software enhancements. The increase in services revenue was primarily due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas, EMEA, and APAC segments increased $6.5 million, $1.5 million, and $0.3 million, respectively, in the third quarter of 2012 compared to the third quarter of 2011.

Hardware and other. Hardware sales decreased by $1.4 million to $4.2 million in the third quarter of 2012 compared to $5.6 million for the third quarter of 2011. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $3.6 million and $2.9 million for the quarters ended September 30, 2012 and 2011, respectively.

Cost of Revenue

	Three Months Ended September 30,
	2012	2011	% Change vs. Prior Year
	(in thousands)
Cost of software license	$2,086	$1,196	74%
Cost of services	32,614	28,054	16%
Cost of hardware and other	6,428	6,695	-4%

Total cost of revenue	$41,128	$35,945	14%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $0.9 million in the third quarter of 2012 compared to the same quarter of 2011 principally due to increased sales of third-party software.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $4.6 million, or 16%, increase in cost of services in the quarter ended September 30, 2012 compared to the same quarter in the prior year was principally due to an increase of $3.5 million in compensation and other personnel-related expenses resulting from increased headcount in our services organization and an increase of $0.5 million in performance-based bonus expenses.

Cost of hardware and other. Cost of hardware decreased by $1.0 million to $2.9 million in the third quarter of 2012 compared to $3.9 million in the same quarter of 2011. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $3.5 million and $2.8 million for the quarters ended September 30, 2012 and 2011, respectively.

Operating Expenses

	Three Months Ended September 30,
	2012	2011	% Change vs. Prior Year
	(in thousands)
Research and development	$11,400	$10,877	5%
Sales and marketing	10,999	10,865	1%
General and administrative	9,258	9,342	-1%
Depreciation and amortization	1,379	1,698	-19%
Recovery of previously impaired investment	—	(2,519)	-100%

Operating expenses	$33,036	$30,263	9%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended September 30, 2012 increased by $0.5 million as compared to the quarter ended September 30, 2011 principally due to an increase of $0.2 million in compensation and other personnel-related expenses and an increase of $0.3 million in performance-based bonus expenses.

Our principal research and development activities have focused on the expansion and integration of products acquired and new product releases and the expansion of the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution (SCOPE). The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates integration with ERP and other supply chain solutions. For each of the quarters ended September 30, 2012 and 2011, we did not capitalize any research and development costs.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses slightly increased by $0.1 million in the third quarter of 2012 compared to the same quarter of the prior year.

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

Depreciation and amortization. Depreciation expense was $1.4 million for each of the quarters ended September 30, 2012 and 2011. Amortization of intangibles associated with various acquisitions in prior years totaled $0.3 million for the quarter ended September 30, 2011.

Recovery of previously impaired investment. In the quarter ended September 30, 2008, we recorded an impairment charge of $3.5 million on an investment in an auction rate security. We reduced the carrying value of the investment to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. In the quarter ended September 30, 2011, we were able to sell the auction rate security recovering 72%, or $2.5 million, of our original investment.

Operating Income

Operating income for the third quarter of 2012 was $21.7 million compared to $19.4 million for the third quarter of 2011. Operating margins were 22.6% for the third quarter of 2012 versus 22.7% for the same quarter in the prior year. Operating income and margin for the quarter ended September 30, 2011 included a $2.5 million recovery of a previously impaired auction rate security investment. Excluding the recovery of the previously impaired investment, operating income and margins increased primarily due to strong revenue growth and expense management in the current quarter in addition to favorable foreign currency translation effects of $0.9 million for the three months ended September 30, 2012, primarily due to the weakening of the Indian Rupee versus the U.S. dollar during the three months ended September 30, 2012 compared to the same period in the prior year.

Other Income, Net and Taxes

	Three Months Ended September 30,
	2012	2011	% Change vs. Prior Year
	(in thousands)
Other (expense) income, net	$(247)	$862	-129%
Income tax provision	7,621	5,379	42%

Other (expense) income, net. Other (expense) income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other (expense) income, net decreased $1.1 million in the third quarter of 2012 compared to the third quarter of 2011 primarily due to a $1.1 million decrease in foreign currency gains related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee. We recorded a net foreign currency loss of approximately $0.6 million and a net foreign currency gain of $0.6 million during the quarters ended September 30, 2012 and 2011, respectively.

Income tax provision. Our effective income tax rate was 35.6% and 26.6% for the quarters ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate for the quarter ended September 30, 2012 compared to the same quarter in the prior year is principally due to the expiration of the federal research and development tax credit and foreign net operating loss carry-forwards benefitted in prior periods that have now been fully utilized. Further, the effective rate for the three months ended September 30, 2011 was impacted by the $2.5 million recovery of the previously impaired investment discussed above. We did not record a tax benefit in 2008 on the original impairment charge as there were no future capital gains to offset the loss, and therefore did not have tax expense related to the reversal of the charge. In addition, the effective tax rate in the third quarter of 2011 included a tax benefit from disqualifying dispositions of incentive stock options that were previously expensed and a reduction of U.S. federal and state income tax reserves that resulted from the expiration of tax audit statues for tax returns filed for 2007 and prior and the settlement of an IRS audit.

Summary of the First Nine Months of 2012 Condensed Consolidated Financial Results

•

Diluted earnings per share for the nine months ended September 30, 2012 was $1.93, compared to $1.59 for the nine months ended September 30, 2011. Results for the nine months ended September 30, 2011 included a $0.12 per share benefit for the recovery of a previously impaired auction rate security investment.

•

Consolidated revenue for the nine months ended September 30, 2012 was $280.9 million, compared to $245.7 million for the nine months ended September 30, 2011. License revenue was $47.1 million for the nine months ended September 30, 2012, compared to $37.7 million in the nine months ended September 30, 2011.

•

Operating income was $61.0 million for the nine months ended September 30, 2012, compared to $45.2 million for the nine months ended September 30, 2011. Results for the nine months ended September 30, 2011 included a $2.5 million recovery of a previously impaired auction rate security investment.

•	For the nine months ended September 30, 2012, we repurchased 1,418,205 shares of our common stock under our share repurchase program, for a total investment of $68.5 million.

The results of our operations for the nine months ended September 30, 2012 and 2011 are discussed below.

Revenue

	Nine Months Ended September 30,
			% Change vs. Prior Year	% of Total Revenue
	2012	2011		2012	2011
	(in thousands)
Software license	$47,096	$37,674	25%	17%	15%
Services	211,578	183,446	15%	75%	75%
Hardware and other	22,215	24,594	-10%	8%	10%

Total revenue	$280,889	$245,714	14%	100%	100%

License revenue. License revenue increased $9.4 million, or 25%, in the nine months ended September 30, 2012 over the same period in the prior year. Our license revenue performance depends heavily on the number and relative value of large deals we close in the period. We completed nine large deals and eight large deals greater than $1.0 million in the first nine months of 2012 and 2011, respectively. Due to the sluggish economic recovery in the United States and other geographic regions in which we operate, the sales cycle on these deals remains somewhat less predictable.

The license sales percentage mix across our product suite in the nine months ended September 30, 2012 was approximately 65/35 of warehouse management solutions to non-warehouse management solutions, respectively.

Services revenue. Services revenue increased $28.1 million, or 15%, in the nine months ended September 30, 2012 compared to the same period in the prior year due to a $20.5 million increase in professional services revenue and a $7.7 million increase in customer support and software enhancements. The increase in services revenue was primarily due to customer-specific initiatives in conjunction with customer upgrade activity and implementation services for large license deals signed. Services revenue for the Americas, EMEA and APAC segments increased $21.9 million, $2.8 million and $3.4 million, respectively, in the nine months ended September 30, 2012 compared to the same period in the prior year.

Hardware and other. Hardware sales decreased by $3.6 million, or 22%, to $13.0 million in the nine months ended September 30, 2012 compared to $16.6 million for the same period in the prior year. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $9.2 million and $8.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Cost of Revenue

	Nine Months Ended September 30,
	2012	2011	% Change vs. Prior Year
	(in thousands)
Cost of software license	$5,351	$4,259	26%
Cost of services	94,646	80,474	18%
Cost of hardware and other	18,416	19,452	-5%

Total cost of revenue	$118,413	$104,185	14%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $1.1 million, or 26%, in the first nine months of 2012 compared to the same period of 2011 principally due to the increase in license revenue.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $14.2 million, or 18%, increase in cost of services in the nine months ended September 30, 2012 compared to the same period in the prior year was principally due to a $9.9 million increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization and an increase of $1.8 million in performance-based bonus expense.

Cost of hardware and other. Cost of hardware decreased by $2.2 million to approximately $9.4 million in the nine months ended September 30, 2012 compared to $11.6 million in the same period of 2011. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $9.0 million and $7.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Operating Expenses

	Nine Months Ended September 30,
	2012	2011	% Change vs. Prior Year
	(in thousands)
Research and development	$33,753	$31,936	6%
Sales and marketing	34,817	33,774	3%
General and administrative	28,806	27,256	6%
Depreciation and amortization	4,141	5,922	-30%
Recovery of previously impaired investment	—	(2,519)	-100%

Operating expenses	$101,517	$96,369	5%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the nine months ended September 30, 2012 increased by $1.8 million, or 6%, compared to the same period in 2011. This increase was primarily attributable to an increase in compensation and employee-related expenses of $1.0 million and an increase in performance-based compensation expense of $0.7 million.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $1.0 million, or 3%, in the first nine months of 2012 compared to the same period of the prior year. This increase was mainly attributable to the increase in performance-based compensation expense of $2.8 million partially offset by a decrease in marketing programs expense of $0.8 million and a decrease in travel expenses of $0.9 million.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses increased $1.6 million, or 6%, during the nine months ended September 30, 2012 compared to the same period in the prior year. The increase was primarily attributable to an increase in compensation, bonus, and employee-related expenses of $1.4 million and professional fees, including temporary contracted personnel, of $0.4 million, partially offset by a decrease in equity-based compensation expense of $0.8 million.

Depreciation and amortization. Depreciation expense amounted to $4.1 million and $4.7 million for the nine months ended September 30, 2012 and 2011, respectively. Amortization of intangibles associated with various acquisitions totaled $1.2 million for the nine months ended September 30, 2011.

Recovery of previously impaired investment. In the quarter ended September 30, 2008, we recorded an impairment charge of $3.5 million on an investment in an auction rate security. We reduced the carrying value of the investment to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. In the quarter ended September 30, 2011, we were able to sell the auction rate security recovering 72%, or $2.5 million, of our original investment.

Operating Income

Operating income for the nine months ended September 30, 2012 was $61.0 million compared to $45.2 million for the nine months ended September 30, 2011. Operating margins were 21.7% for the first nine months of 2012 versus 18.4% for the first nine months of 2011. Operating income and margin for the nine months ended September 30, 2011 included a $2.5 million recovery of a previously impaired auction rate security investment discussed above. Operating income and margins increased due to strong revenue growth and expense management during the year in addition to favorable foreign currency translation effects of $2.4 million for the nine months ended September 30, 2012, primarily due to the weakening of the Indian Rupee versus the U.S. dollar during the nine months ended September 30, 2012 compared to the same period in the prior year.

Other Income, Net and Taxes

	Nine Months Ended September 30,
	2012	2011	% Change vs. Prior Year
	(in thousands)
Other income, net	$431	$1,214	-64%
Income tax provision	22,007	11,992	84%

Other income, net. Other income, net principally includes interest income, foreign currency gains and losses and other non-operating expenses. Other income, net decreased $0.8 million in the nine months ended September 30, 2012 compared to the same period in 2011 primarily related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee. We recorded a net foreign currency loss of $0.4 million and a net foreign currency gain of $0.4 million during the nine months ended September 30, 2012 and 2011, respectively.

Income tax provision. Our effective income tax rate was 35.8% and 25.9% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate for the nine months ended September 30, 2012 compared to the same period in the prior year is principally due to the expiration of the federal research and development tax credit and foreign net operating loss carry-forwards benefitted in prior periods that have now been fully utilized. The effective rate for the nine months ended September 30, 2011 also included a $2.0 million tax benefit recorded in the first quarter ending March 31, 2011, resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit was attributable to the elimination of the tax holiday for Indian companies under the STPI tax plan, based on the February 2011 budget approved by the India Finance Ministry, which will allow us to utilize tax assets previously reserved. Further, the effective rate for the nine months ended September 30, 2011 was impacted by the $2.5 million recovery of the previously impaired investment discussed above. We did not record a tax benefit in 2008 on the original impairment charge as there were no future capital gains to offset the loss, and therefore did not have tax expense related to the reversal of the charge. In addition, the effective tax rate in the nine months of 2011 included a tax benefit from disqualifying dispositions of incentive stock options that were previously expensed and a reduction of U.S. federal and state income tax reserves that resulted from the expiration of tax audit statues for tax returns filed for 2007 and prior and the settlement of an IRS audit.

Liquidity and Capital Resources

As of September 30, 2012, we had approximately $106.8 million in cash, cash equivalents, and investments, as compared to $99.1 million at December 31, 2011. Our main source of operating cash flow is cash collections from our customers, which we use to fund our operations. In the fourth quarter of 2012, we expect that our priorities for the use of cash will be in developing sales and services resources and continued investment in product development to drive and support profitable growth and to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the remainder of 2012 or in 2013 for general corporate purposes.

Our operating activities generated cash flow of approximately $51.4 million and $41.0 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in cash flow from operations was primarily attributable to higher revenue and net earnings.

Our investing activities used cash of approximately $4.6 million and $3.2 million during the nine months ended September 30, 2012 and 2011, respectively. The primary use of cash for investing activities for the nine months ended September 30, 2012 was $4.3 million in capital expenditures and net purchases of $0.2 million in short-term investments. The primary use of cash for investing activities for the nine months ended September 30, 2011 was $3.7 million in capital expenditures and net maturities of $0.5 million in short-term investments.

Our financing activities used cash of approximately $40.2 million and $63.9 million for the nine months ended September 30, 2012 and 2011, respectively. The principal use of cash for financing activities for the nine months ended September 30, 2012 was to purchase approximately $71.7 million of our common stock, including $3.2 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $25.7 million and a $5.7 million excess tax benefit from equity-based compensation. The principal use of cash for financing activities for the nine months ended September 30, 2011 was to purchase approximately $95.6 million of our common stock, including $2.3 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $30.3 million and a $1.4 million excess tax benefit from equity-based compensation.

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

Critical Accounting Policies and Estimates

In the first nine months of 2012, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December  31, 2011.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended September 30, 2012. All repurchases related to the repurchase program were made on the open market.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2012	65,687	$47.23	63,458	$47,000,114
August 1—August 31, 2012	167,739	48.09	167,678	38,936,095
September 1—September 30, 2012	189,986	53.95	187,796	28,797,767

Total	423,412	$50.59	418,932	$28,797,767

(a)	Includes 2,229 shares, 61 shares, and 2,190 shares withheld for taxes due upon vesting of restricted stock during July, August, and September, respectively.

(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $46.05, $45.73, and $50.54 in July, August, and September, respectively.

In October 2012, our Board of Directors approved raising our remaining repurchase authority for the Company’s common stock to a total of $50.0 million.

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

MANHATTAN ASSOCIATES, INC.

Date: October 31, 2012	/s/ Peter F. Sinisgalli
Peter F. Sinisgalli
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 31, 2012	/s/ Dennis B. Story
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