Form 10-K
period 2012-12-31
MANHATTAN ASSOCIATES INC
filed 2013-02-22
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-23999

Manhattan Associates, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2373424
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

2300 Windy Ridge Parkway, Tenth Floor Atlanta, Georgia	30339
( Address of principal executive offices )	( Zip Code )

Registrant’s telephone number, including area code: (770) 955-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2012 was $915,229,892, which was calculated based upon a closing sales price of $45.71 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of February 15, 2013, the Registrant had outstanding 19,631,514 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2013 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

Exhibit 21.1 List of Subsidiaries

Exhibit 23.1 Consent of Ernst & Young LLP

Exhibit 31.1 Section 302 Certification of Principal Executive Officer

Exhibit 31.2 Section 302 Certification of Principal Financial Officer

Exhibit 32 Section 906 Certification of CEO and CFO

Exhibit 101

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

PART I

Item 1. Business

Overview

We were founded in 1990 in Manhattan Beach, California and incorporated in Georgia in 1998. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries. Our principal executive offices are located at 2300 Windy Ridge Parkway, Tenth Floor, Atlanta, Georgia 30339, and our telephone number is 770-955-7070.

We develop, sell, deploy, service, and maintain supply chain commerce software solutions for retailers, wholesalers, manufacturers, governments, and other organizations. Our customers include many of the world’s largest and most profitable retailers. Manhattan Associates’ supply chain commerce solutions are at the leading edge of the “omni-channel” commerce revolution, as they are positioned to deliver critical business capabilities that seamlessly connect every order and delivery channel across the customer’s entire enterprise. Key benefits of implementing our solutions include:

•	Solving the complexity of operating profitably in an omni-channel world (stores, websites, mobile devices, catalogs, call centers) by forecasting demand, controlling inventory, enabling “buy everywhere, deliver anywhere” shipping, and managing bottom line costs through inventory, labor, and asset optimization;

•	Opening new revenue opportunities by “saving the sale” on the store floor through network-wide inventory visibility and capturing greater gross margins by optimizing demand fulfillment and total cost of ownership;

•	Coordinating workflows and communications with the participants in the supply chain ecosystem, including suppliers, manufacturers, distributors, customers, and transportation providers;

•	Balancing transportation and inventory costs with desired service levels across all channels;

•	Increasing productivity and asset utilization in distribution centers, transportation networks, and delivery channels, including retail stores, to capture more customer revenue and improve return on supply chain investments, including storage, labor, inventory, and transportation investments;

•	Improving compliance with customer requirements, including radio frequency identification (RFID) and electronic product code (EPC) requirements; and

•	Accelerating eco-friendliness through “green” initiatives such as reducing carbon footprints and greenhouse gas emissions and improving reuse and recycling.

We believe that a platform-based approach is the best way to optimize an organization’s supply chain, as well as its entire supply chain ecosystem (every enterprise that interacts with the supply chain). Supply chain ecosystems encompass disparate functions within an organization that affect its supply chain (such as distribution, transportation, order lifecycle management, inventory optimization, and planning and forecasting) as well as interactions with entities outside the organization that are integral to its supply chain, including manufacturers, suppliers, distributors, trading partners, transportation providers, channels (such as catalogers, store retailers, call centers, mobile devices and web outlets) and consumers.

We deliver these benefits in a distinctive way through a set of supply-chain-centered capabilities we call Manhattan MORE®: Manhattan’s Optimized Roadmap to Excellence (See Figure 1). These elements work together to coordinate insights, people, workflows, assets, events, and tasks across supply chain functions from planning through execution. They also help to coordinate actions, data exchange, and communication among participants in supply chain ecosystems.

The Omni Channel Revolution – For Retail and Beyond

For decades, the supply chain had been dominated by a focus on operating efficiency and cost management. Over the past 20 years, Manhattan Associates has built a foundation and world-class reputation for building technology solutions to solve the most complex and business critical supply chain problems. The consumerization of technology and emergence of on-line commerce have prompted a revolution that demands new supply chain capabilities and new supply chain commerce solutions. Today, effective supply chain management is as much about revenue generation as it is about cost reduction. While the earliest signals of the omni-channel revolution were seen in retail, we believe that virtually every industry around the world will be impacted in one way or another. Manufacturers, wholesalers, and third party logistics providers all feel the impact of converging channels.

For almost every retailer, the omni-channel revolution has sparked an outright “land grab” for market share. Switching costs for the average consumer have dropped radically, as virtually every major retailer operates on-line storefronts as well as physical, brick and mortar locations, placing customer loyalty in jeopardy. Retailers know that in order to keep customers they must be able to deliver a consistent shopping experience across every channel and at a cost that is competitive. As the multi-channel business model has evolved, competitors have realized that winning requires more than a great website. Winning requires an integrated business model that functions seamlessly across every channel and delivers a consistent experience at a cost structure that can deliver a profit.

Manhattan Associates is leading the industry through this radical change with its platform-based solutions that connect supply chain solutions with commerce chain solutions.

Manhattan Associates’ Software Solution Portfolios

Our supply chain commerce software solution portfolios – Manhattan SCOPE® and Manhattan SCALETM – are designed to leverage our platform investments to deliver both the profitability benefits typically associated with supply chain improvements and top line revenue gains created by commerce initiatives. Manhattan SCOPE (Supply Chain Optimization, Planning through Execution, depicted in Figure 2) leverages our Supply Chain Process PlatformTM (SCPP, depicted in Figure 3) to bring together the supply and commerce chains; Manhattan SCALE (Supply Chain Architected for Logistics Execution, depicted in Figure 4) leverages Microsoft’s .NET® platform to unify logistics functions.

Our solutions operate across Unix, IBM System i, Linux and Microsoft.NET computing platforms, as well as on multiple hardware platforms and systems. Because supply chain solutions necessarily interact with other business operation systems, our solutions are designed to interoperate with software from other providers as well as with a company’s existing legacy systems. This interfacing and open system capability enables customers to continue using existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide an integration framework to facilitate rapid and reliable integration to any Enterprise Resource Planning (ERP) or host business systems (including certified integration to both SAP and Microsoft Dynamics AX). We also offer certain of our solutions in both on-premise software and cloud computing models so that customers can select the option that best meets their requirements for control, flexibility, cost of ownership, and time-to-deployment.

Manhattan SCOPE®

SCOPE is positioned for companies that consider supply chain software, processes, and technology strategic to their market leadership. It is the leading portfolio of supply chain commerce solutions built on a common technology platform. SCOPE is distinctive for several reasons. First, it clearly defines the role and capabilities for supply chain and commerce chain solutions. Second, it articulates the convergence of supply chain and commerce chain, particularly in the areas of Distribution Management and Order Lifecycle Management. Finally, it highlights the central value of a supply chain platform by elevating visibility and insight above all of the functional capabilities.

Visibility and Insight

SCOPE offers a series of solutions designed to provide both network wide visibility as well as analytical insight into all functions across the supply chain. These solutions include Supply Chain VisibilityTM and Event ManagementTM, which are designed to provide global inventory and order visibility along with predictive alerting to critical events in the supply chain. Also included is Total Cost to ServeTM, a financial analytics tool created to provide supply chain executives insight into granular level of cost detail from purchase to final delivery. This level of information, along with simulation and predictive tools, enables executives and analysts to better monetize their supply chain, driving revenue and profitability while enhancing customer service levels. Finally, Visibility and InsightsTM also includes Supply Chain IntelligenceTM, Manhattan’s operational reporting and analytics solution.

Supply Chain Solution Suites

Inventory OptimizationTM enables enterprises to reduce overall network inventory to release working capital while improving sales and customer order fill rates. Inventory Optimization also provides analytical tools to better balance the financial trade-off between improving customer service levels and overall inventory investments. Our multi-echelon, all-channel solution helps organizations manage distribution networks with more than one type or level of distribution center between suppliers and various endpoints. Vendor Managed InventoryTM helps formulate tighter, lasting relationships with key trading partners, such as replenishing products into customers’ locations or sharing key supply chain performance indicators.

Transportation Lifecycle ManagementTM optimizes all aspects of transporting product through supply chains, from procurement through delivery. The system helps companies manage assets, timing, accuracy, and costs for both inbound and outbound shipments, and across private and contracted fleets. The solution also interconnects transportation partners and suppliers to improve visibility to initial and changing requirements as well as to improve delivery and billing accuracy.

Distribution ManagementTM is designed to effectively manage the key assets required to run complex distribution operations, and to move goods and information through a warehouse with precision and velocity. The suite enables (among other processes) knowing what inventory will be arriving at a distribution center; receiving, putting away and shipping inventory, and managing distribution-related labor.

Commerce Chain Solution Suites

Order Lifecycle ManagementTM is the heart of the omni-channel enterprise. This solution set leverages network wide inventory and uses a single view of customer demand in order to drive new revenue and maximize profitability. Highlights include the ability to use store inventory to fulfill on-line orders and to use inventory across the entire network to save in-store sales. Advanced algorithms can identify either the most distressed inventory or the lowest fulfillment costs to maximize profit margins. For retailers, in-store, mobile, and call center capabilities enable their associates to locate and sell items from across their supply chain network to meet real-time customer demand.

Store Inventory and FulfillmentTM brings execution tools to the store floor to enable omni-channel initiatives. Store Inventory Management provides inventory receiving and auditing tools to help store associates build inventory integrity. Store Order Fulfillment includes a series of tools to support pick-up in and fulfill from the store. These components provide critical capabilities to enable omni-channel initiatives.

PlanningTM supports all levels of enterprise merchandise planning, from strategic level planning down to assortment and key item planning. Customer Preference PlanningTM capabilities use multivariable shopper preference data to create merchandise, pricing and promotion plans tuned to how customers think when shopping and buying across multiple channels (including stores, catalogs, the web, mobile devices and call centers) so retailers understand relationships among product type, style, brand, color, fabrication, and price when their customers make decisions to buy.

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
Shared business objects for master data, common entities and functions, and data integrity across solutions

__Figure 3: Manhattan's Supply Chain Process Platform__ provides the foundation for Manhattan SCOPE Solution Suites, Platform Applications, and X-Suite Solutions. This common architecture provides agility and business differentiation advantages to operations executives while also simplifying maintenance and upgrade paths and lowering the total cost of ownership over time for information technology and financial executives.

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

Professional Services

We advise and assist our customers in planning and implementing our solutions through our global Professional Services Organization. To ensure long-term successful customer relationships, consultants assist customers with the initial deployment of our systems, the conversion and transfer of the customer’s historical data onto our systems, and ongoing training, education, and system upgrades. We believe our Professional Services teams enable customers to implement our solutions knowledgeably and in the appropriate amount of time, help customers achieve expected results from system investments, continuously identify new opportunities for supply chain advancements, and meaningfully add to our industry-specific knowledge base to improve future implementations and product innovations.

Substantially all of our customers use at least some portion of our Professional Services to implement and support our software solutions. Professional Services typically are rendered under time and materials contracts, with services billed by the hour. Professional Services sometimes are rendered under fixed-fee contracts, with payments due on specific dates or milestones. We believe that increased sales of our software solutions will drive higher demand for our Professional Services.

We believe our Professional Services team delivers deep supply chain domain expertise to our customers through industry-specific “best-practices” protocols and processes developed through the collective knowledge we have gained in more than 3,900 installations worldwide. We also extensively train our consulting personnel on supply chain operations and on our solutions.

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

Customer Support Services and Software Enhancements

We offer a comprehensive program that provides our customers with software upgrades for additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Over the past three years, our annual renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. We are able to remotely access customer systems to perform diagnostics, provide on-line assistance, and facilitate software upgrades. We offer 24 hour customer support every day of the year, plus software upgrades for an annual fee that is paid in advance and is based on the solutions the customer has and the service level required. Software upgrades are provided under this program on a when-and-if- available basis.

Training

We offer training in a structured environment for new and existing users. Training programs are provided at fixed fees per-person, per-class, and cover topics such as (but not limited to) solution use, configuration, implementation, and system administration. Several computer-based training programs can be purchased for a fixed fee for use at client sites.

Hardware Sales

Along with software licenses, and as a convenience for our customers, we sell a variety of hardware developed and manufactured by others, including (but are not limited to) computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We do not maintain hardware inventory as we generally purchase hardware from vendors only after receiving related customer orders.

Strategy

Our objective is to extend our position as the leading global supply chain solutions provider for supply chain leaders, meaning organizations intent on creating and sustaining market advantages by leveraging supply chain solutions. Our solutions help global distributors, wholesalers, retailers, logistics providers and manufacturers successfully manage accelerating and fluctuating market demands, as well as master the increasing complexity and volatility of their local and global supply chains. We believe our solutions are advanced, highly functional, and highly scalable. They are designed to enable organizations to: create customer experiences consistent with their brand values; improve relationships with suppliers, customers and logistics providers; leverage investments across supply chain functions; effectively generate revenue and manage costs; and meet dynamically changing customer requirements. We believe our solutions are uniquely positioned to holistically optimize supply chains from planning through execution, and that customers can leverage this holistic approach to create operational and market advantages. Strategies to accomplish our objectives include (but are not limited to) the following:

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

Expand International Presence. We believe that our solutions offer significant benefits to customers in markets outside the United States, and for organizations with global operations. Approximately 1,270 out of a total of approximately 2,400 Manhattan employees work outside the United States to build international sales, service our international clients, and further develop our solutions. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia. Our Europe, Middle East, and Africa (EMEA) operations support sales, implementation services, and customer support functions for customers in Europe as well as a number of customers across the Middle East, concentrated in countries we consider politically and economically stable, such as Jordan, Kuwait, Oman, Turkey, Saudi Arabia, and the United Arab Emirates. Our Asia Pacific (APAC) operations service emerging opportunities in China, Southeast Asia, and India, as well as more established markets in Australia and New Zealand. Our international strategy includes leveraging the strength of our relationships with current U.S. and Europe-based customers that also have significant international operations, and pursuing strategic marketing partnerships with international systems integrators and third-party solution providers.

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

Our Manhattan Value Partner (Manhattan MVP™) and Manhattan GeoPartner™ programs foster joint sales and marketing with other organizations. Manhattan Value Partners are proven software and hardware providers, trusted third-party integrators and consultants who bring added value to customer engagements through vertical industry knowledge or technical specialization. Manhattan MVPs support and complement our supply chain solutions so we can provide customers with a comprehensive approach that is suited to their business requirements. This collaborative program is designed to benefit both Manhattan and our partners through tailored joint marketing, sales and, in some cases, co-development efforts. Among others, Manhattan MVPs include IBM, Deloitte, Kurt Salmon, Microsoft, and Motorola. Manhattan GeoPartners represent a select group of companies that sell and implement our solutions in specific geographies around the world, each providing valuable localized expertise to meet customer needs in areas such as Western Europe, Eastern Europe, Russia, the Middle East, Latin America, Africa, and the Asia Pacific region.

Customers

To date, our customers have been suppliers, manufacturers, distributors, retailers, and logistics providers in a variety of industries. Our top five customers (new or pre-existing) in the aggregate accounted for 12%, 15%, and 10% of total revenue for the years ended December 31, 2012, 2011, and 2010, respectively. No single customer accounted for more than 10% of our total revenue in 2012, 2011, or 2010.

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

We conduct most development internally in the U.S. and India to retain development knowledge and promote programming standards continuity. However, we may periodically outsource some projects that can be performed separately and/or that require special skills. We also use third-party research and development companies for translation to localize our products into Chinese, French, Japanese, and Spanish.

Our research and development expenses for the years ended December 31, 2012, 2011, and 2010 were $44.7 million, $42.4 million, and $40.5 million, respectively. We intend to continue to invest significantly in product development.

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

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as at the enterprise as a whole. Our existing competitors include:

•	Corporate information technology departments of current or potential customers capable of internally developing solutions;

•	ERP vendors, including Oracle, SAP, and Infor, among others;

•	Supply chain execution vendors, including JDA Software Group, Inc. (JDA), HighJump Software Inc., and the Sterling Commerce division of IBM, among others;

•	Supply chain planning vendors, including JDA and SAS Institute Inc., among others; and

•	Smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or planning solutions that apply in specific countries and/or globally.

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

International Operations; Segments

We have three reporting segments, based on geographic location: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). For further information on our segments, see Note 7 to our consolidated financial statements. Our international revenue was approximately $104.4 million, $90.7 million, and $80.7 million for the years ended December 31, 2012, 2011, and 2010, respectively, which represents approximately 28%, 28%, and 27% of our total revenue for the years ended December 31, 2012, 2011, and 2010, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have approximately 1,270 employees outside the United States.

Proprietary Rights

We rely on a combination of copyright, trade secret, trademark, and trade dress laws, confidentiality procedures, and contractual provisions to protect our proprietary rights in our products, processes and technology. We have registered trademarks for Manhattan Associates and the Manhattan Associates logo, as well as a number of our products and features. Generally we enter into confidentiality and assignment-of-rights agreements with our employees, consultants, customers and potential customers and limit access to, and distribution of, our proprietary information. We license our proprietary products to our customers under license agreements that we believe contain appropriate use and other restrictions in order to try to best protect our ownership of our products and our proprietary rights in them, and to protect our revenue potential from our products. However, despite our efforts to safeguard and maintain our proprietary rights, we cannot ensure that we will successfully deter misappropriation, unintended disclosure or independent third-party development of our technology or our proprietary rights or information. Policing unauthorized use of our products is difficult, and, while we are unable to determine the extent to which piracy of our software solutions exists, as is the case with any software company, piracy could become a problem. Further, to the extent that we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced, our efforts to protect our proprietary rights may be ineffective. Whether we seek to enforce our proprietary rights in the U.S. or abroad, our efforts, including litigation to enforce our rights, can result in substantial costs and diversion of resources, and such efforts, or our failure to succeed in such efforts, could have a material adverse effect on our business, financial condition, results of operations or cash flows, regardless of the final outcome.

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

Employees

At December 31, 2012, we employed approximately 2,400 employees worldwide, of which 1,130 are based in the Americas, 170 in EMEA, and 1,100 in APAC (including India). Our distribution by function is approximately: 145 in sales and marketing; 1,425 in services; 650 in research and development (“R&D”); and 180 in general and administration.

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

Our performance can be negatively impacted by global macroeconomic or other external influences which could have a material adverse effect on our business, results of operations, cash flow and financial condition. We are a technology company selling technology-based solutions with total pricing, including software and services, often, exceeding $1.0 million. Reductions in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our solutions. We believe that potential customer concerns over the slow economic recovery within the United States and/or other geographic regions in which we operate could cause delays in capital spending by our customers or delay the closing of our sales, which could have a material adverse impact on our business and our ability to compete and further intensify in our already intensely competitive markets.

The recovering financial and credit markets and the slow economic recovery in general may adversely affect our business, results of operations, cash flow and financial condition. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures by many of our customers. Decreased capital and maintenance spending could have a material adverse effect on the demand for our products and services, and on our business, results of operations and financial condition. Disruptions in the financial markets, such as the events that began in the second half of 2008 from which the financial markets are now slowly recovering, may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in the delay or cancellation of projects or capital programs on which our business depends.

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

We may not be able to continue to successfully compete with other companies. We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings. Our current competitors come from many segments of the software industry and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. We face competition for product sales from:

•	corporate information technology departments of current or potential customers capable of internally developing solutions;

•	ERP vendors, including Oracle, SAP, and Infor, among others;

•	supply chain execution vendors, including JDA Software Group, Inc. (JDA), HighJump Software Inc., and the Sterling Commerce division of IBM, among others;

•	supply chain planning vendors, including JDA and SAS Institute Inc., among others; and

•	smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or supply chain planning solutions that apply in specific countries and/or globally.

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

Our operating results are substantially dependent on one line of business. We continue to derive our revenues from sales of our supply chain solutions software and related services and hardware. Any factor adversely affecting the markets for supply chain solutions could have an adverse effect on our business, results of operations, cash flow, and financial condition. Accordingly, our future operating results will depend on the demand for our supply chain products and related services and hardware by our customers, including new and enhanced releases that we subsequently introduce. We cannot guarantee that the market will continue to demand our current products or we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change, or other factors would reduce our total revenues and harm our ability to maintain profitability.

Our operating results are difficult to predict and could cause our stock price to fall. Our quarterly revenue and operating results are difficult to predict and can fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to forecast for several reasons, including the following: global macro-economic disruptions; credit and equity market disruptions, which can significantly impact capital availability and spend timing of customers or potential customers; the varying sales cycle for our products and services from customer to customer, including multiple levels of authorization required by some customers; the varying demand for our products; customers’ budgeting and purchasing cycles; potential deferral of license revenue well after entering into a license agreement due to extended payment terms, including, although infrequent, payment terms in a contract extending beyond twelve months, significant software modifications, future software functionality deliverables not on a stand-alone basis, or other negotiated terms that preclude software revenue recognition under U.S. general accepted accounting principles; delays in our implementations at customer sites; timing of hiring new services employees and the rate at which these employees become productive; timing of introduction of new products; development and performance of our distribution channels; and timing of any acquisitions and related costs.

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

Most of our expenses, including employee compensation and rent, are relatively fixed. In addition, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses. As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. Historical growth rates and historical quarterly revenue and operating results may not be a good indicator of future operating results and reliance on historical results should not be used to predict our future performance.

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

Our failure to manage the growth of our operations may adversely affect our business, results of operations, cash flow, and financial condition. We plan to continue to increase the scope of our operations domestically and internationally. This growth may place a significant strain on our management systems and resources. We may further expand domestically or internationally through internal growth or through acquisitions of related companies and technologies. If we fail to maintain continuity in our executive officers; develop the management skills of our managers and supervisors; attract, retain, train, and motivate our employees; improve our operational, financial, and management controls; and maintain adequate reporting systems and procedures and our management and information control systems, our business, results of operations, and cash flow could be negatively impacted.

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

Our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled employees. We face significant competition for individuals with the skills required to perform the services we offer, and thus we may encounter increased compensation costs that are not offset by increased revenue. We cannot guarantee that we will be able to attract and retain sufficient numbers of these highly skilled employees or motivate them. Because of the complexity of the supply chain market, we may experience a significant time lag between the date on which technical and sales personnel are hired and the time at which these persons become fully productive.

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

During 2012, we repurchased approximately $99.7 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors throughout the year. In January 2013, our Board of Directors approved raising our remaining share repurchase authority to $50.0 million of Manhattan Associates outstanding common stock.

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

Item 1B. Unresolved Staff Comments

As of December 31, 2012, we do not have any unresolved SEC staff comments.

Item 2. Properties

Our principal administrative, sales, marketing, support, and research and development facility is located in approximately 191,000 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through September 30, 2018. We have additional offices under multi-year agreements in Indiana. We also occupy facilities outside of the United States under multi-year agreements in the United Kingdom, the Netherlands, France, China, Singapore, India, and Australia. We also occupy offices under short-term agreements in other geographical regions. We believe our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.

Item 3. Legal Proceedings

From time to time, we may be a party to legal proceedings arising in the ordinary course of business, and we could be a party to legal proceedings not in the ordinary course of business. The Company is not currently a party to any legal proceeding the result of which it believes could have a material adverse impact upon its business, financial position, results of operations, or cash flows.

Liability for our Software and Services

Many of our installations involve products that are critical to the operations of our clients’ businesses. Any failure in our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq Global Select Market for the periods indicated:

Fiscal Period	High Price	Low Price
2012
First Quarter	$50.10	$39.77
Second Quarter	50.94	43.39
Third Quarter	58.54	41.49
Fourth Quarter	62.58	55.66
2011
First Quarter	$32.74	$29.23
Second Quarter	37.18	33.08
Third Quarter	37.97	31.37
Fourth Quarter	46.48	31.65

On February 15, 2013, the last reported sales price of our common stock on the Nasdaq Global Select Market was $69.42 per share. The number of shareholders of record of our common stock as of February 15, 2013 was approximately 20.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Equity Compensation Plan Information

The following table provides information regarding our current equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	968,949	$22.13	3,533,966
Equity compensation plans not approved by security holders	—	—	—

Total	968,949	$22.13	3,533,966

Additional information regarding our equity compensation plans can be found in Note 2 of the Notes to our Consolidated Financial Statements.

Purchase of Equity Securities

The following table provides information regarding our common stock repurchases under our publicly-announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended December 31, 2012. All repurchases related to the share repurchase program were made on the open market.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2012	217,047	$61.13	213,865	$36,925,385
November 1 - November 30, 2012	215,797	$58.40	215,732	24,326,628
December 1 - December 31, 2012	97,838	$57.20	97,026	18,776,868

Total	530,682	$59.29	526,623

(a)	Includes 3,182 shares, 65 shares, and 812 shares withheld for taxes due upon vesting of restricted stock during October, November, and December, respectively.
(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $60.50, $61.44, and $57.19 in October, November, and December, respectively.

During the year ended December 31, 2012, we repurchased a total of 1,944,828 shares at an average price per share of $51.26 under our publicly-announced share repurchase program. In January 2013, our Board of Directors approved raising our remaining share repurchase authority to $50.0 million of Manhattan Associates outstanding common stock.

Item	6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2012, 2011, and 2010, and the balance sheet data as of December 31, 2012 and 2011, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009, and 2008 are derived from audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands, except per share data)
Statement of Income Data:
Software license	$65,313	$34,686	$54,450	$54,241	$61,494
Total revenue	$337,201	$246,667	$297,117	$329,253	$376,248
Operating income	$25,963	$21,142	$41,927	$61,363	$80,073
Net income	$22,798	$16,562	$28,061	$44,907	$51,853
Earnings per diluted share	$0.94	$0.73	$1.25	$2.09	$2.56

	December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$88,706	$123,014	$126,869	$99,114	$103,047
Total assets	$270,221	$264,711	$280,464	$259,600	$261,813
Debt	$—	$—	$—	$—	$—
Shareholders’ equity	$179,839	$183,365	$183,800	$162,080	$161,509

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

In 2012, we generated $376.2 million in total revenue, with a revenue mix of: license revenue 16%; services revenue 76%; and hardware and other revenue 8%.

We manage our business based on three geographic regions: North America and Latin America (Americas), Europe, Middle East, and Africa (EMEA), and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $104.4 million, $90.7 million, and $80.7 million for the years ended December 31, 2012, 2011, and 2010, respectively, which represents approximately 28%, 28%, and 27% of our total revenue for the years ended December 31, 2012, 2011, and 2010, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2012, we employed approximately 2,400 employees worldwide, of which 1,130 employees are based in the Americas, 170 employees in EMEA, and 1,100 employees in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro economic trends, technology spending, and supply chain management market growth are important barometers for our business. In 2012, approximately 72% of our total revenue was generated in the United States, 12% in EMEA, and the balance in APAC, Canada, and Latin America. In addition, Gartner Inc., an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in the United States (50%) and Western Europe (28%); consequently, the health of the U.S. and the Western European economies has a meaningful impact on our financial results.

We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software often is a part of our customers’ and prospects’ much larger capital commitment associated with facilities expansion and business improvement. We believe that, given the lingering uncertainty in the global macro environment, the current sales cycles for large license sales of $1.0 million or greater in our target markets have been extended. The current business climate within the United States and geographic regions in which we operate continues to affect customers’ and prospects’ decisions regarding timing of strategic capital expenditures. Delays with respect to such decisions can have a material adverse impact on our business, and may further intensify competition in our already highly competitive markets.

In January 2013, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update lowering its previous 2013 world economic growth forecast from October 2012 by 10 basis points projecting 3.5 percent growth in 2013 versus 3.2 percent growth in 2012. The WEO noted that Europe and Japan are in recession, and the United States continues to struggle with fiscal policy, including the debt ceiling, tax policy, and entitlement programs. The update stated that “[g]lobal growth is projected to increase during 2013, as the factors underlying soft global activity are expected to subside. However, this upturn is projected to be more gradual than in the October 2012 WEO projections.” Further the update stated that “[g]lobal financial conditions improved further in the fourth quarter of 2012. However, a broad set of indicators for global industrial production and trade suggests that global growth did not strengthen further.” The WEO projected that advanced economies, which represent our primary revenue markets, would grow at about 1.4 percent in 2013 and 2.2 percent in 2014, while the emerging and developing economies would continue to grow at about 5.5 percent in 2013 and 5.9 percent in 2014.

During 2012 and 2011, the overall trend has been an increase in large license sales for the Company, with recognized $1.0 million or larger software license sales totaling twelve and thirteen for 2012 and 2011, respectively, up from nine in 2010. However, the number of large license sales has been inconsistent from quarter to quarter, reflecting what we believe to be ongoing macroeconomic uncertainty in the United States and Western Europe. While we are encouraged by our 2012 and 2011 results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ buying decisions, making it more difficult to forecast sales cycles for our products and the timing of large software license sales.

Revenue

License revenue: License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. In 2012, license revenue totaled $61.5 million, or 16% of total revenue, with gross margins of 87.3%. For the year ended December 31, 2012, Americas, EMEA, and APAC recognized $50.0 million, $9.6 million, and $1.9 million in license revenue, respectively. Our typical license revenue percentage mix of new to existing customers historically has approximated 50/50. However, for the year ended December 31, 2012, the majority of license revenue was generated from existing customers, largely influenced by two large deals signed during the third quarter ended September 30, 2012, resulting in the percentage mix of new to existing customers of approximately 30/70. We believe our current mix of new customer to existing customer license sales will fluctuate with continuing global macroeconomic uncertainty; however, the mix should return to historically normal levels in improved global economic conditions.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles of which the timing of the closing of a few large license transactions can have a material impact on our license revenues, operating profit, operating margins and earnings per share. For example, $1.0 million of license revenue in 2012 equates to approximately three cents of diluted earnings per share impact.

Our software solutions are singularly focused on the supply chain planning and execution markets, which are intensely competitive and characterized by rapid technological change. We are a market leader in the supply chain management software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our license revenues faster than our competitors through investment in innovation. We expect to continue to face increased competition from Enterprise Resource Planning (ERP) and Supply Chain Management application vendors and business application software vendors that may broaden their solution offerings by internally developing, or by acquiring or partnering with independent developers of supply chain planning and execution software. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

Services revenue: Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (“CSSE”). In 2012, our services revenue totaled $283.9 million, or 76% of total revenue, with gross margins of 54.7%. The Americas, EMEA, and APAC recognized $228.7 million, $36.2 million, and $19.0 million, respectively, in services revenue for the year ended December 31, 2012. Professional services accounted for approximately 65% of total services revenue and approximately 50% of total revenue in 2012. Our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At December 31, 2012, our professional services organization totaled approximately 1,425 employees, accounting for 60% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

Typically, our professional services lag license revenue by several quarters, as implementation services and related consulting are performed after the purchase of the software. Services revenue growth is contingent upon license revenue growth and customer upgrade cycles, which is influenced by the strength of general economic and business conditions and the competitive position of our software products. In addition, our professional services business has competitive exposure to offshore providers and other consulting companies. All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins, and loss of market share.

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Our CSSE revenues totaled $98.6 million in 2012, representing approximately 35% of services revenue and approximately 25% of total revenue, respectively. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; and (4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue: Our hardware and other revenue totaled $30.9 million in 2012 representing 8% of total revenue with gross margins of 18.4%. During 2012, Americas, EMEA, and APAC were responsible for $28.9 million, $1.4 million, and $0.6 million, respectively, in hardware and other revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $12.6 million, $10.4 million, and $9.0 million for 2012, 2011, and 2010, respectively.

Product Development

We continue to invest significantly in research and development (R&D), which historically has averaged about 14 cents of every revenue dollar, excluding hardware and other revenue, to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the years ended December 31, 2012, 2011, and 2010 were $44.7 million, $42.4 million, and $40.5 million, respectively. At December 31, 2012, our R&D organization totaled approximately 650 employees, located in the U.S. and India.

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

Cash Flow and Financial Condition

For 2012, we generated cash flow from operating activities of $75.3 million and have generated a cumulative total of $181.1 million for the three years ended December 31, 2012. Our cash and investments at December 31, 2012 totaled $103.0 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and repurchases of common stock.

During 2012, we repurchased approximately $99.7 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors throughout the year. In January 2013, our Board of Directors approved raising our remaining share repurchase authority to $50.0 million.

In 2013, we anticipate that our priorities for use of cash will be in developing sales and services resources and continued investment in product development to drive and support profitable growth and extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2013 for general corporate purposes.

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

Revenue Recognition

The Company’s revenue consists of fees from the licensing and hosting of software (collectively included in “Software license” revenue in the Consolidated Statements of Income), fees from implementation and training services (collectively, “professional services”) and customer support services and software enhancements (collectively included in “Services” revenue in the Consolidated Statements of Income), and sales of hardware and other revenue, which consists of reimbursements of out-of-pocket expenses incurred in connection with our professional services (collectively included in “Hardware and other” revenue in the Consolidated Statements of Income). All revenue is recognized net of any related sales taxes.

The Company recognizes license revenue when the following criteria are met: (1) a signed contract is obtained covering all elements of the arrangement, (2) delivery of the product has occurred, (3) the license fee is fixed or determinable, and (4) collection is probable. Revenue recognition for software with multiple-element arrangements requires recognition of revenue using the “residual method” when (a) there is vendor-specific objective evidence (VSOE) of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (b) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (c) all other applicable revenue-recognition criteria for software revenue recognition, are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.

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

Payment terms for the Company’s software licenses vary. Each contract is evaluated individually to determine whether the fees in the contract are fixed or determinable and whether collectibility is probable. Judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience, and economic market conditions. If market conditions decline, or if the financial conditions of customers deteriorate, the Company may be unable to determine that collectibility is probable, and the Company could be required to defer the recognition of revenue until the Company receives customer payments. The Company has an established history of collecting under the terms of its software license contracts without providing refunds or concessions to its customers. Therefore, the Company has determined that the presence of payment terms that extend beyond contract execution in a particular contract do not preclude the conclusion that the fees in the contract are fixed or determinable. Although infrequent, when payment terms in a contract extend beyond twelve months, the Company has determined that such fees are not fixed or determinable and recognizes revenue as payments become due provided that all other conditions for revenue recognition have been met.

The Company’s services revenue consists of fees generated from professional services and customer support and software enhancements related to the Company’s software products. Professional services include system planning, design, configuration, testing, and other software implementation support and are not typically essential to the functionality of our software. Fees from professional services performed by the Company are separately priced and are generally billed on an hourly basis, and revenue is recognized as the services are performed. In certain situations, professional services are rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a proportional performance basis based on the hours incurred on discrete projects within an overall services arrangement. The Company has determined that output measures, or services delivered, approximate the input measures associated with fixed-fee services arrangements. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancements is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $12.6 million, $10.4 million, and $9.0 million for 2012, 2011, and 2010, respectively.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to record a charge to income for that portion of goodwill that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At December 31, 2012, our goodwill balance was $62.3 million.

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

Equity-Based Compensation

In January 2012, in order to simplify equity grant administration, we changed our practice of granting restricted stock in favor of granting restricted stock units, or RSUs, which convert to our common stock upon vesting. There is no material difference between the grant of restricted stock and the grant of RSUs to either us or the recipients receiving the grants; however, in contrast to the granting of restricted stock, no stock will actually be issued under the granting of RSUs until the units vest. We do not currently grant stock options.

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

Full Year 2012 Financial Summary

•	Diluted earnings per share for the twelve months ended December 31, 2012 was $2.56, compared to $2.09 for the twelve months ended December 31, 2011. Results for the twelve months ended December 31, 2011 include a positive impact of $0.12 per share for the recovery of an auction rate security investment, which had been impaired in a prior period, and a $2.0 million tax benefit, or $0.09 per share, resulting from the reduction of a valuation allowance associated with a change in India tax law. The change eliminates the tax holiday for India companies under the Software Technology Park of India (STPI) tax plan;

•	Consolidated revenue for the twelve months ended December 31, 2012 was $376.2 million, compared to $329.3 million for the twelve months ended December 31, 2011. License revenue was $61.5 million for the twelve months ended December 31, 2012, compared to $54.2 million for the twelve months ended December 31, 2011;

•	Operating income was $80.1 million for the twelve months ended December 31, 2012, compared to $61.4 million for the twelve months ended December 31, 2011. Results for the twelve months ended December 31, 2011 included a $2.5 million recovery of a previously impaired auction rate security investment;

•	Operating margins for 2012 were 21.3%, up 270 basis points compared to operating margins of 18.6% in 2011;

•	Cash flow from operations totaled $75.3 million for the full year 2012 compared to $55.8 million in 2011;

•	Cash and investments on hand at December 31, 2012 was $103.0 million compared to $99.1 million at December 31, 2011;

•	During the twelve months ended December 31, 2012, the Company repurchased approximately 2.0 million shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $99.7 million; and

•	In January 2013, the Board of Directors approved raising the Company’s remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

Results of Operations

The following table summarizes selected Statement of Income data for the years ended December 31, 2012, 2011, and 2010.

	Year Ended December 31,
				% Change vs. Prior Year
	2012	2011	2010	2012	2011
	(in thousands)
Revenue:
Software license	$61,494	$54,241	$54,450	13%	0%
Services	283,872	244,058	213,750	16%	14%
Hardware and other	30,882	30,954	28,917	0%	7%

Total revenue	376,248	329,253	297,117	14%	11%
Costs and expenses:
Cost of license	7,838	6,806	6,172	15%	10%
Cost of services	128,686	107,510	98,776	20%	9%
Cost of hardware and other	25,213	24,785	23,844	2%	4%
Research and development	44,704	42,372	40,508	6%	5%
Sales and marketing	45,622	43,944	42,702	4%	3%
General and administrative	38,474	37,708	34,027	2%	11%
Depreciation and amortization	5,638	7,284	9,161	-23%	-20%
Recovery of previously impaired investment (1)	—	(2,519)	—	N/A	N/A

Total costs and expenses	296,175	267,890	255,190	11%	5%

Income from operations	$80,073	$61,363	$41,927	30%	46%

Operating margin	21.3%	18.6%	14.1%

(1)	Amount represents recovery of an auction rate security investment which had been impaired in a prior period.

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During 2012, 2011, and 2010, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Year Ended December 31,
				% Change vs. Prior Year
	2012	2011	2010	2012	2011
	(in thousands)
Revenue:

Software license
Americas	$50,036	$45,506	$44,254	10%	3%
EMEA	9,569	6,362	4,972	50%	28%
APAC	1,889	2,373	5,224	-20%	-55%

Total license	$61,494	$54,241	$54,450	13%	0%

Services
Americas	$228,673	$198,041	$176,912	15%	12%
EMEA	36,167	30,824	26,269	17%	17%
APAC	19,032	15,193	10,569	25%	44%

Total services	$283,872	$244,058	$213,750	16%	14%

Hardware and Other
Americas	$28,883	$29,312	$27,784	-1%	5%
EMEA	1,402	1,109	925	26%	20%
APAC	597	533	208	12%	156%

Total hardware and other	$30,882	$30,954	$28,917	0%	7%

Total Revenue
Americas	$307,592	$272,859	$248,950	13%	10%
EMEA	47,138	38,295	32,166	23%	19%
APAC	21,518	18,099	16,001	19%	13%

Total revenue	$376,248	$329,253	$297,117	14%	11%

Operating income:
Americas	$65,517	$53,550	$35,868	22%	49%
EMEA	9,725	5,239	3,685	86%	42%
APAC	4,831	2,574	2,374	88%	8%

Total operating income	$80,073	$61,363	$41,927	30%	46%

The results of our operations for the years ended December 31, 2012, 2011, and 2010 are discussed below.

Revenue

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

	Year Ended December, 31
				% Change vs. Prior Year		% of Total Revenue
	2012	2011	2010	2012	2011	2012	2011	2010
	(in thousands)
Software license	$61,494	$54,241	$54,450	13%	0%	16%	17%	18%
Services	283,872	244,058	213,750	16%	14%	76%	74%	72%
Hardware and other	30,882	30,954	28,917	0%	7%	8%	9%	10%

Total revenue	$376,248	$329,253	$297,117	14%	11%	100%	100%	100%

License revenue

Year 2012 compared with year 2011

License revenue increased $7.3 million, or 13%, to $61.5 million in 2012 compared to 2011. We completed twelve large deals and thirteen large deals greater than $1.0 million in 2012 and 2011, respectively. Our Americas and EMEA license revenue increased $4.5 million and $3.2 million, respectively, while APAC license revenue decreased $0.5 million over 2011.

The license sales percentage mix across our product suite in 2012 was approximately 65% warehouse management solutions and 35% non-warehouse management solutions. Our warehouse management solutions increased $6.5 million, or 19%, in 2012 compared to 2011 and non-warehouse management solutions increased $0.7 million, or 4%, in 2012 over 2011.

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

Services revenue

Year 2012 compared with year 2011

Services revenue increased $39.8 million, or 16%, in 2012 compared to 2011 due to a $28.4 million, or 18%, increase in professional services revenue and an $11.4 million, or 13%, increase in CSSE revenue. The Americas, EMEA, and APAC segments increased $30.6 million, $5.3 million, and $3.8 million, respectively, compared to 2011. The increase in services revenue is primarily due to customer-specific initiatives in conjunction with customer upgrade activity and size of license deals signed.

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

Hardware and other

Sales of hardware decreased $2.3 million to $18.3 million in 2012 compared to $20.5 million in 2011. Sales of hardware increased slightly to $20.5 million in 2011 from $19.9 million in 2010. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $12.6 million, $10.4 million, and $9.0 million for 2012, 2011, and 2010, respectively.

Cost of Revenue

	Year Ended December 31,
				% Change vs. Prior Year
	2012	2011	2010	2012	2011
	(in thousands)
Cost of license	$7,838	$6,806	$6,172	15%	10%
Cost of services	128,686	107,510	98,776	20%	9%
Cost of hardware and other	25,213	24,785	23,844	2%	4%

Total cost of revenue	$161,737	$139,101	$128,792	16%	8%

Cost of License

Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of licenses increased $1.0 million, or 15%, in 2012 compared to 2011, primarily due to increase in sales of over the prior year. Cost of licenses increased $0.6 million, or 10%, in 2011 compared to 2010, primarily due to increased sales of third party software over the prior year.

Cost of Services

Year 2012 compared with year 2011

Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. Cost of services increased $21.2 million, or 20%, in 2012 compared to 2011 principally due to a $14.3 million increase in employee-related costs such as salary, benefits, and payroll taxes resulting from an increase in the number of professional services personnel in 2012 to support demand and a $3.1 million increase in performance-based compensation expense.

Services gross margin decreased 120 basis points to 54.7% in 2012 from 55.9% in 2011. The decrease in services margin is primarily attributable to an increase in the hiring of professional services personnel to fulfill services demand.

Year 2011 compared with year 2010

Cost of services increased $8.7 million, or 9%, in 2011 compared to 2010 principally due to an $11.4 million increase in employee-related costs such as salary, benefits, and payroll taxes resulting from an increase in the number of professional services personnel in 2011 to support demand, partially offset by a $2.4 million decrease in performance-based compensation expense.

Services gross margin increased 210 basis points to 55.9% in 2011 from 53.8% in 2010. The increase in services margin is attributable to services revenue growth and higher than normal billable utilization from our services personnel.

Cost of Hardware and other

In 2012, cost of hardware decreased $1.6 million to $12.8 million from $14.4 million in 2011 as a direct result of a decrease in sales of hardware. Cost of hardware decreased slightly to $14.4 million in 2011 from $15.0 million in 2010. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $12.4 million, $10.4 million, and $8.8 million for 2012, 2011, and 2010, respectively. Changes in amounts of out-of-pocket expenses correlate to changes in amounts of services revenue.

Operating Expenses

	Year Ended December 31,
				% Change vs. Prior Year
	2012	2011	2010	2012	2011
	(in thousands)
Research and development	$44,704	$42,372	$40,508	6%	5%
Sales and marketing	45,622	43,944	42,702	4%	3%
General and administrative	38,474	37,708	34,027	2%	11%
Depreciation and amortization	5,638	7,284	9,161	-23%	-20%
Recovery of previously impaired investment	—	(2,519)	—	N/A	N/A

Operating expenses	$134,438	$128,789	$126,398	4%	2%

Research and Development

Our principal research and development (R&D) activities during 2012, 2011, and 2010 focused on the expansion and integration of new products acquired and new product releases and expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service oriented, architecture based application framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions.

For the years ended December 31, 2012, 2011, and 2010, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Year 2012 compared with year 2011

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. Consistent with prior years, we typically invest approximately 13% to 15% of total revenue, excluding hardware and other revenue, in R&D. R&D expenses increased $2.3 million, or 6%, to $44.7 million in 2012 compared to $42.4 million in 2011 primarily due to a $1.4 million increase in salary-related costs resulting from an increase in the number of R&D personnel to support our product development and a $1.1 million increase in performance-based compensation expense.

Year 2011 compared with year 2010

R&D expenses increased to $42.4 million in 2011 compared to $40.5 million in 2010 primarily due to a $1.9 million increase in salary-related costs resulting from an increase in the number of R&D personnel, partially offset by a $0.7 million decrease in performance-based compensation expense.

Sales and Marketing

Year 2012 compared with year 2011

Sales and marketing expenses include salaries, commissions, travel, and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $1.7 million, or 4%, in 2012 compared to 2011. The increase was mainly attributable to a $3.1 million increase in performance-based compensation partially offset by a decrease in travel expense of $1.1 million.

Year 2011 compared with year 2010

Sales and marketing expenses increased by $1.2 million, or 3%, in 2011 compared to 2010. The increase was mainly attributable to $1.1 million in compensation and employee-related expenses and $0.7 million in marketing programs, partially offset by a decrease in performance-based compensation expense of $0.5 million.

General and Administrative

Year 2012 compared with year 2011

General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased $0.8 million, or 2%, in 2012 primarily attributable to an increase in compensation, employee-related expenses, and temporary contracted personnel of $1.8 million and an increase in performance-based compensation expense of $0.4 million partially offset by a $1.1 million decrease in equity-based compensation and a $0.7 million decrease in professional fees.

Year 2011 compared with year 2010

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

Depreciation and Amortization

Depreciation expense amounted to $5.6 million, $6.1 million, and $6.9 million, during 2012, 2011, and 2010, respectively, and has decreased due to lower capital expenditures over the past several years. Amortization of intangibles was nearly nil in 2012, $1.2 million and $2.3 million in 2011 and 2010, respectively. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions prior to 2006. The decreases in amortization expense in 2012 and 2011 of $1.2 million and $1.1 million, respectively, were associated with certain finite-lived intangible assets related to prior acquisitions, which are now fully amortized.

Recovery of previously impaired investment

In September 2008, we recorded an impairment charge of $3.5 million on an investment in an auction rate security. We reduced the carrying value to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer.

In the quarter ended September 30, 2011, we were able to sell the auction rate security, recovering 72%, or $2.5 million, of our original investment.

Operating Income

Operating income for the year ended December 31, 2012 increased $18.7 million to $80.1 million, compared to $61.4 million, which includes a $2.5 million recovery of an auction rate security investment which had been impaired in a prior period, for the year ended December 31, 2011. Operating margins were 21.3% for 2012 versus 18.6% for 2011. Operating income and margins increased due to increased services revenue. Operating income in the Americas, EMEA, and APAC segments increased by $12.0 million, $4.5 million, and $2.2 million, respectively in 2012.

Operating income for the year ended December 31, 2011 was $61.4 million, which includes a $2.5 million recovery of an auction rate security investment which had been impaired in a prior period, compared to $41.9 million for the year ended December 31, 2010. Operating margins were 18.6% for 2011 versus 14.1% for 2010. Operating income and margins increased due to services revenue and expense management. Operating income in the Americas, EMEA, and APAC segments increased by $17.7 million, $1.6 million, and $0.2 million, respectively in 2011.

Other Income (Loss) and Income Taxes

	Year Ended December 31,
				% Change vs. Prior Year
	2012	2011	2010	2012	2011
Other income (loss), net	$965	$1,864	$(143)	-48%	1403%
Income tax provision	29,185	18,320	13,723	59%	33%

Other Income (Loss), net

Other income (loss), net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Interest income was $1.1 million for the years ended December 31, 2012 and 2011, and $0.6 million for the year ended December 31, 2010. The increase of $0.4 million in interest income in 2011 compared to 2010 was due to a higher weighted-average interest rate earned. The weighted-average interest rate earned on cash and investments was approximately 1% for the years ended December 31, 2012 and 2011, and 0.5% for the year ended December 31, 2010. We recorded a net foreign currency loss of $0.1 million in 2012, a net foreign currency gain of $0.8 million in 2011, and a net foreign currency loss of $0.7 million in 2010. The foreign currency gain and losses mainly resulted from gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee.

Income Tax Provision

Our effective income tax rates were 36.0%, 29.0%, and 32.8% in 2012, 2011, and 2010, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The increase in the effective tax rate for the year ended December 31, 2012 compared to the same periods in the prior year is principally due to the expiration of the federal research and development tax credit and foreign net operating loss carry-forwards benefitted in prior periods that have now been fully utilized.

The effective rate for the year ended December 31, 2011 was impacted by the $2.5 million recovery of a previously impaired auction rate security investment discussed in Note 3. We did not record a tax benefit in 2008 on the original impairment charge as there were no future capital gains to offset the loss, and we therefore did not have tax expense related to the recovery of the charge. Also, the effective tax rate in 2011 included a $2.0 million tax benefit resulting from the reduction of a valuation allowance associated with tax credit carryforwards and deferred tax assets in India. The benefit was attributable to the elimination of the tax holiday for Indian companies under the Software Technology Park of India (STPI) tax plan, based on the February 2011 budget approved by the India Finance Ministry, which will allow us to utilize tax assets previously reserved. In addition, the effective tax rate for the year ended December 31, 2011 included a tax benefit from the disqualifying disposition of incentive stock options that were previously expensed and the reduction of income tax reserves that resulted from the expiration of tax audit statutes and the settlement of an IRS audit.

The effective tax rate in 2010 included a tax benefit from the disqualifying disposition of incentive stock options that were previously expensed and the reduction of U.S. federal income tax reserves that resulted from the expiration of tax audit statutes for tax returns filed for 2006 and prior, partially offset by the establishment of income tax reserves for state audits.

Liquidity and Capital Resources

During 2012, 2011, and 2010, we funded our business through cash generated from operations. As of December 31, 2012, our cash and investments totaled $103.0 million as compared to $99.1 million at December 31, 2011.

Our cash flow from operating activities totaled $75.3 million, $55.8 million, and $50.0 million in 2012, 2011, and 2010, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our largest source of operating cash flow. Cash flow from operating activities for 2012 increased $19.4 million compared to 2011 primarily attributable to higher revenue and net earnings combined with lower tax payments in 2012. Cash flow from operating activities for 2011 increased $5.8 million compared to 2010 primarily attributable to higher revenue and net earnings. Days sales outstanding (DSO) was 60 days, 62 days, and 61 days at December 31, 2012, 2011, and 2010, respectively, reflects strong collection.

Our investing activities used cash of approximately $7.0 million, $4.6 million, and $8.9 million in 2012, 2011, and 2010, respectively. The use of cash for investing activities for the year ended December 31, 2012 was for capital expenditures of approximately $7.9 million partially offset by the net maturities of $0.9 million in investments. The use of cash for investing activities for the year ended December 31, 2011 was $5.1 million in capital expenditures partially offset by the net maturities of $0.5 million in investments. The use of cash for investing activities for the year ended December 31, 2010 was for capital expenditures of approximately $5.9 million and the net purchase of $3.0 million in short-term investments.

Our financing activities used cash of approximately $63.5 million, $77.9 million, and $40.9 million in 2012, 2011, and 2010, respectively. The principal use of cash for financing activities for the year ended December 31, 2012 was to purchase approximately $103.2 million of our common stock, including $3.5 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $32.1 million and a $7.5 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. The principal use of cash for financing activities for the year ended December 31, 2011 was to purchase approximately $133.1 million of our common stock, including $2.4 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $52.7 million and a $2.5 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. The principal use of cash for financing activities for the year ended December 31, 2010 was to purchase approximately $77.7 million of our common stock, including $1.2 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $36.4 million. In January 2013, our Board of Directors increased our remaining share repurchase authority to a total of $50.0 million.

Periodically, opportunities may arise to grow our business through the acquisition of complementary and synergistic companies, products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In 2013, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2013 for general corporate purposes.

New Accounting Pronouncements

In September 2011, the FASB issued an Accounting Standards Update on testing goodwill for impairment to simplify the goodwill impairment test. The standards update is intended to reduce cost and complexity of the annual goodwill impairment test by permitting companies to first assess qualitative factors to determine whether further impairment testing is necessary. Under this standards update, a company is not required to calculate the fair value of a reporting unit unless the company determines that it is more likely than not that its fair value is less than its carrying amount. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance as of December 31, 2012. The adoption of this guidance did not have a material impact on our financial statements.

In May 2011, the FASB issued an Accounting Standards Update on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles, and requires additional disclosures about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted of this guidance as of December 31, 2012. The adoption this guidance did not have a material impact on our financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of December 31, 2012 consist of obligations under operating leases. We expect to fulfill all of the following commitments from our working capital. We have no off-balance sheet arrangements within the meaning of SEC rules.

Lease Commitments

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2018. Rent expense for these leases aggregated $5.8 million, $5.7 million, and $5.3 million during 2012, 2011, and 2010, respectively.

The following table summarizes our contractual commitments as of December 31, 2012 (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Non-cancelable operating leases	$32,910	$6,630	$6,317	$5,452	$5,410	$5,368	$3,733

Indemnifications

Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2012.

Warranties

In general, in our customer contracts we warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Business

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, France, Australia, China, Japan, Singapore, and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized a foreign exchange loss of $0.1 million in 2012, a foreign exchange gain of $0.8 million in 2011, and a foreign exchange loss of $0.7 million in 2010. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2012 relative to the U.S. dollar would result in a change of approximately $0.4 million in the reported foreign currency gain. A fluctuation of 10% in the period end exchange rates at December 31, 2011 relative to the U.S. dollar would result in minimal change to the reported foreign currency gain.

Interest Rates

We currently invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate obligations in money market funds and certificates of deposit. These investments are mainly denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from business operations. At December 31, 2012, our cash, cash equivalents, and investment balances totaled $103.0 million, of which $96.7 million is highly liquid. The remaining $6.3 million balance is invested in short-term certificates of deposit. Our cash equivalents balance at December 31, 2012 was $45.9 million. Cash equivalents principally consist of highly liquid money market funds and certificates of deposit with maturities of less than three months when purchased.

Investments in both fixed rate and floating rate interest-earning instruments carry interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash and investment securities was approximately 1% for the years ended December 31, 2012 and 2011. The fair value of cash equivalents and investments held at December 31, 2012 and 2011 was $52.3 million and $42.7 million, respectively. Based on the average investments outstanding during 2012 and 2011, increases or decreases in the rates of return of 25 basis points would result in increases or decreases to interest income of approximately $0.3 million for both years from the reported interest income.

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

As of the end of the Company’s 2012 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2012, has audited the Company’s internal control over financial reporting as of December 31, 2012 and has issued a report regarding the Company’s internal control over financial reporting appearing on page 42, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer

February 22, 2013

/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer

February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Manhattan Associates, Inc. and Subsidiaries

We have audited Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Manhattan Associates, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Manhattan Associates, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2012 of Manhattan Associates, Inc. and subsidiaries, and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders

Manhattan Associates, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Associates, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 22, 2013

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Software license	$61,494	$54,241	$54,450
Services	283,872	244,058	213,750
Hardware and other	30,882	30,954	28,917

Total revenue	376,248	329,253	297,117

Costs and expenses:
Cost of license	7,838	6,806	6,172
Cost of services	128,686	107,510	98,776
Cost of hardware and other	25,213	24,785	23,844
Research and development	44,704	42,372	40,508
Sales and marketing	45,622	43,944	42,702
General and administrative	38,474	37,708	34,027
Depreciation and amortization	5,638	7,284	9,161
Recovery of previously impaired investment	—	(2,519)	—

Total costs and expenses	296,175	267,890	255,190

Operating income	80,073	61,363	41,927
Interest income	1,062	1,072	636
Other (loss) income, net	(97)	792	(779)

Income before income taxes	81,038	63,227	41,784
Income tax provision	29,185	18,320	13,723

Net income	$51,853	$44,907	$28,061

Basic earnings per share	$2.64	$2.20	$1.31
Diluted earnings per share	$2.56	$2.09	$1.25

Weighted average number of shares:
Basic	19,660	20,455	21,497
Diluted	20,271	21,492	22,450

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$51,853	$44,907	$28,061

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	318	(4,024)	1,012
Unrealized gain (loss) on investments, net of taxes of $53, ($20) and $43 in 2012, 2011 and 2010, respectively	92	(33)	71

Other comprehensive income (loss)	410	(4,057)	1,083

Comprehensive income	$52,263	$40,850	$29,144

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$96,737	$92,180
Short term investments	6,310	6,079
Accounts receivable, net of allowance of $6,235 and $4,816 in 2012 and 2011, respectively	62,102	56,264
Deferred income taxes	7,787	7,599
Income taxes receivable	—	4,859
Prepaid expenses	7,386	6,059
Other current assets	1,185	1,474

Total current assets	181,507	174,514
Property and equipment, net	15,650	13,321
Long-term investments	—	855
Goodwill	62,265	62,261
Deferred income taxes	732	5,696
Other assets	1,659	2,953

Total assets	$261,813	$259,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,229	$8,090
Accrued compensation and benefits	16,720	16,503
Accrued and other liabilities	12,233	13,648
Deferred revenue	47,935	49,882
Income taxes payable	4,024	—

Total current liabilities	91,141	88,123

Deferred rent, long-term	5,770	6,612
Deferred income taxes	656	—
Other non-current liabilities	2,737	2,785

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2012 or 2011	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 19,620,967 and 20,415,946 shares issued and outstanding at December 31, 2012 and 2011, respectively	196	204
Additional paid-in capital	—	—
Retained earnings	166,016	166,989
Accumulated other comprehensive loss	(4,703)	(5,113)

Total shareholders’ equity	161,509	162,080

Total liabilities and shareholders’ equity	$261,813	$259,600

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$51,853	$44,907	$28,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,638	7,284	9,161
Recovery of previously impaired investment	—	(2,519)	—
Equity-based compensation	8,338	10,372	10,420
(Gain) loss on disposal of equipment	(46)	25	(4)
Tax benefits of stock awards exercised/vested	9,901	7,481	2,207
Excess tax benefits from equity-based compensation	(7,531)	(2,474)	(475)
Deferred income taxes	5,388	2,409	(463)
Unrealized foreign currency loss (gain)	427	(189)	210
Changes in operating assets and liabilities:
Accounts receivable, net	(5,446)	(8,994)	(9,454)
Other assets	281	(1,332)	(2,661)
Accounts payable, accrued and other liabilities	(162)	(3,537)	8,271
Income taxes	8,831	(2,514)	(2,934)
Deferred revenue	(2,201)	4,905	7,633

Net cash provided by operating activities	75,271	55,824	49,972

Investing activities:

Purchases of property and equipment	(7,873)	(5,074)	(5,871)
Purchases of short-term investments	(7,582)	(7,296)	(8,625)
Maturities of short-term investments	7,446	4,438	4,414
Sales of long-term investments	1,000	3,323	1,200

Net cash used in investing activities	(7,009)	(4,609)	(8,882)

Financing activities:
Purchase of common stock	(103,155)	(133,144)	(77,704)
Proceeds from issuance of common stock from options exercised	32,082	52,721	36,368
Excess tax benefits from equity-based compensation	7,531	2,474	475

Net cash used in financing activities	(63,542)	(77,949)	(40,861)

Foreign currency impact on cash	(163)	(1,830)	298

Net change in cash and cash equivalents	4,557	(28,564)	527
Cash and cash equivalents at beginning of period	92,180	120,744	120,217

Cash and cash equivalents at end of period	$96,737	$92,180	$120,744

Supplemental disclosures of cash flow information:
Cash paid for taxes	$6,277	$11,113	$14,340

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

					Accumulated Other Comprehensive (Loss) Income
			Additional			Total
	Common Stock		Paid-In	Retained		Shareholders’
	Shares	Amount	Capital	Earnings		Equity
Balance, December 31, 2009	22,467,123	225	2,892	182,387	(2,139)	183,365
Repurchase of common stock	(2,766,173)	(28)	(51,380)	(26,296)	—	(77,704)
Stock option exercises	1,613,735	16	36,352	—	—	36,368
Restricted stock shares/units issuance/cancelation	415,104	—	—	—	—	—
Equity-based compensation	—	4	10,416	—	—	10,420
Tax effects of equity-based compensation	—	—	2,207	—	—	2,207
Foreign currency translation adjustment	—	—	—	—	1,012	1,012
Unrealized gain on investments	—	—	—	—	71	71
Net income	—	—	—	28,061	—	28,061

Balance, December 31, 2010	21,729,789	217	487	184,152	(1,056)	183,800
Repurchase of common stock	(3,685,196)	(37)	(71,037)	(62,070)	—	(133,144)
Stock option exercises	2,108,066	21	52,700	—	—	52,721
Restricted stock shares/units issuance/cancelation	263,287	—	—	—	—	—
Equity-based compensation	—	3	10,369	—	—	10,372
Tax effects of equity-based compensation	—	—	7,481	—	—	7,481
Foreign currency translation adjustment	—	—	—	—	(4,024)	(4,024)
Unrealized loss on investments	—	—	—	—	(33)	(33)
Net income	—	—	—	44,907	—	44,907

Balance, December 31, 2011	20,415,946	$204	$—	$166,989	$(5,113)	$162,080
Repurchase of common stock	(2,022,739)	(20)	(50,309)	(52,826)	—	(103,155)
Stock option exercises	1,252,634	12	32,070	—	—	32,082
Restricted stock shares/units issuance/cancelation	(24,874)	—	—	—	—	—
Equity-based compensation	—	—	8,338	—	—	8,338
Tax effects of equity-based compensation	—	—	9,901	—	—	9,901
Foreign currency translation adjustment	—	—	—	—	318	318
Unrealized loss on investments	—	—	—	—	92	92
Net income	—	—	—	51,853	—	51,853

Balance, December 31, 2012	19,620,967	$196	$—	$166,016	$(4,703)	$161,509

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

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

New Accounting Pronouncements

In September 2011, the FASB issued an Accounting Standards Update on testing goodwill for impairment to simplify the goodwill impairment test. The standards update is intended to reduce cost and complexity of the annual goodwill impairment test by permitting companies to first assess qualitative factors to determine whether further impairment testing is necessary. Under this standards update, a company is not required to calculate the fair value of a reporting unit unless the company determines that it is more likely than not that its fair value is less than its carrying amount. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance as of December 31, 2012. The adoption of this guidance did not have a material impact on its financial statements.

In May 2011, the FASB issued an Accounting Standards Update on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles, and requires additional disclosures about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted of this guidance as of December 31, 2012. The adoption this guidance did not have a material impact on its financial statements.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash or cash equivalents.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

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

The Company’s sales are primarily to companies located in the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2012 for the Americas, EMEA, and APAC companies were $51.0 million, $8.2 million, and $2.8 million, respectively. Accounts receivable, net as of December 31, 2011 for the Americas, EMEA, and APAC companies were $46.0 million, $6.1 million, and $4.1 million, respectively. The Company’s top five customers in aggregate accounted for 12%, 15%, and 10% of total revenue in the period the related sales were recorded for each of the years ended December 31, 2012, 2011, and 2010, respectively. No single customer accounted for more than 10% of revenue in the years ended December 31, 2012, 2011, and 2010 or for more than 10% of accounts receivable as of December 31, 2012 and 2011.

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

Prior to 2008, the Company invested in auction rate securities of which certain auctions failed during 2008 and the underlying securities were not redeemed by the issuer. In the quarter ended September 30, 2008, the Company recorded an other-than-temporary impairment charge of $3.5 million for one of its investments. The Company reduced the carrying value of the investment to zero due to credit downgrades of the underlying issuer and the bond insurer as well as increasing publicly reported exposure to bankruptcy risk by the issuer. In the quarter ended September 30, 2011, the Company was able to sell the auction rate security and recovered 72%, or $2.5 million, of its original investment. The $2.5 million recovery from the sale of the auction rate security is included in the recovery of previously impaired investment line in the Consolidated Statements of Income. During 2010, 2011, and 2012, the Company sold all of its remaining auction rate securities investments at their par value totaling $3.0 million. The Company currently has no long-term investments.

At December 31, 2012, the Company’s cash, cash equivalents, and short-term investments balances were $50.8 million, $45.9 million, and $6.3 million, respectively. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At December 31, 2012, the Company has $35.2 million in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Consolidated Balance Sheet. The Company has no investments classified as Level 2 or Level 3.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of historical amounts written-off, the customers’ ability to pay, and general economic conditions; the useful lives of intangible assets; self-insurance accruals; legal accruals; the recoverability or impairment of intangible asset values; stock based compensation, which is based on the expected term of the award and corresponding expected volatility, risk-free interest rate, and dividends; and the Company’s effective income tax rate and deferred tax assets, which are based upon the Company’s expectations of future taxable income, allowable deductions, and projected tax credits. Actual results will differ from these estimates.

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

The Company’s international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially adversely impacted by changes in these or other factors. The Company recognized a foreign exchange rate loss of $0.1 million in 2012, foreign exchange rate gain of $0.8 million in 2011, and foreign exchange rate loss of $0.7 million in 2010. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” on the Consolidated Statements of Income.

Revenue Recognition

The Company’s revenue consists of fees from the licensing and hosting of software (collectively included in “Software license” revenue in the Consolidated Statements of Income), fees from implementation and training services (collectively, “professional services”) and customer support services and software enhancements (collectively included in “Services” revenue in the Consolidated Statements of Income), and sales of hardware and other revenue, which consists of reimbursements of out-of-pocket expenses incurred in connection with our professional services (collectively included in “Hardware and other” revenue in the Consolidated Statements of Income). All revenue is recognized net of any related sales taxes.

The Company recognizes license revenue when the following criteria are met: (1) a signed contract is obtained covering all elements of the arrangement, (2) delivery of the product has occurred, (3) the license fee is fixed or determinable, and (4) collection is probable. Revenue recognition for software with multiple-element arrangements requires recognition of revenue using the “residual method” when (a) there is vendor-specific objective evidence (VSOE) of the fair values of all undelivered elements in a multiple- element arrangement that is not accounted for using long-term contract accounting, (b) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (c) all other applicable revenue-recognition criteria for software revenue recognition, are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

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

Payment terms for the Company’s software licenses vary. Each contract is evaluated individually to determine whether the fees in the contract are fixed or determinable and whether collectibility is probable. Judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience, and economic market conditions. If market conditions decline, or if the financial conditions of customers deteriorate, the Company may be unable to determine that collectibility is probable, and the Company could be required to defer the recognition of revenue until the Company receives customer payments. The Company has an established history of collecting under the terms of its software license contracts without providing refunds or concessions to its customers. Therefore, the Company has determined that the presence of payment terms that extend beyond contract execution in a particular contract do not preclude the conclusion that the fees in the contract are fixed or determinable. Although infrequent, when payment terms in a contract extend beyond twelve months, the Company has determined that such fees are not fixed or determinable and recognizes revenue as payments become due provided that all other conditions for revenue recognition have been met.

The Company’s services revenue consists of fees generated from professional services and customer support and software enhancements related to the Company’s software products. Professional services include system planning, design, configuration, testing and other software implementation support and are not typically essential to the functionality of our software. Fees from professional services performed by the Company are separately priced and are generally billed on an hourly basis, and revenue is recognized as the services are performed. In certain situations, professional services are rendered under agreements in which billings are limited to contractual maximums or based upon a fixed-fee for portions of or all of the engagement. Revenue related to fixed-fee based contracts is recognized on a proportional performance basis based on the hours incurred on discrete projects within an overall services arrangement. The Company has determined that output measures, or services delivered, approximate the input measures associated with fixed-fee services arrangements. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancements is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $12.6 million, $10.4 million, and $9.0 million for 2012, 2011, and 2010, respectively.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Deferred Revenue

Deferred revenue represents amounts collected prior to having completed performance of professional services, customer support services and software enhancements, and significant remaining obligations under license agreements. The Company generally expects to complete such services or obligations within the next twelve months.

Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2012 or 2011.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations were $4.3 million, $2.5 million, and $3.5 million for 2012, 2011, and 2010, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the creditworthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Property and Equipment

Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, internal use software, and leasehold improvements. The Company depreciates the cost of furniture, computers, other office equipment, and internal use software on a straight-line basis over their estimated useful lives (three to five years for computer software, five years for office equipment, seven years for furniture and fixtures). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation and amortization expense for property and equipment for the years ended December 31, 2012, 2011, and 2010 was approximately $5.6 million, $6.1 million, and $6.9 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Income.

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2012	2011
Office equipment	$28,889	$36,667
Computer software	15,727	15,466
Furniture and fixtures	2,892	2,746
Leasehold improvement	15,606	14,834

Property, plant and equipment, gross	63,114	69,713
Less accumulated depreciation and amortization	(47,464)	(56,392)

Property, plant and equipment, net	$15,650	$13,321

Software Development Costs

Research and development expenses are charged to expense as incurred. For the years ended December 31, 2012, 2011, and 2010, the Company did not capitalize any internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers have been insignificant.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

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

Impairment of Long-Lived Assets

The Company reviews the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2012, 2011, and 2010, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.

The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

Goodwill and Impairment of Goodwill

Goodwill

Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. The Company does not amortize goodwill, but instead tests goodwill for impairment on at least an annual basis. Goodwill was $62.3 million at the end of each year ended December 31, 2012 and 2011. Approximately $36.0 million of the gross Goodwill balance is deductible for income tax purposes. To date, there have been no goodwill impairments.

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

The Company adopted the simplified goodwill impairment test for the fiscal year ended December 31, 2012, that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is more likely than not that the unit’s fair value is less than its carrying amount. To the extent the Company concludes it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The Company did not identify any macroeconomic or industry conditions as of December 31, 2012, that would indicate the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate it is more likely than not that the fair value of any reporting units have fallen below their carrying value, the Company would test such reporting unit for impairment. The Company previously performed its periodic review of its goodwill for impairment as of December 31, 2011, and 2010, and did not identify any impairment as a result of the review.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Guarantees and Indemnifications

The Company accounts for guarantees in accordance with the guarantee accounting topic in the FASB Codification. Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2012, or 2011.

In general, in our customer contracts, the Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. As a result, the Company believes the estimated fair value of these agreements is nominal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2012, and 2011.

Segment Information

The Company has three reporting segments: Americas, EMEA, and APAC as defined by FASB Codification topic for segment reporting. See Note 7 for discussion of the Company’s reporting segments.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $95,000, $240,000, and $10,000 in 2012, 2011, and 2010, respectively. Advertising costs are included in “Sales and marketing” in the Consolidated Statements of Income.

Basic and Diluted Net Income Per Share

Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Diluted net income per share is computed using net income divided by Weighted Shares and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 2012, 2011, and 2010 (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net income	$51,853	$44,907	$28,061

Earnings per share:
Basic	$2.64	$2.20	$1.31
Effect of CESs	(0.08)	(0.11)	(0.06)

Diluted	$2.56	$2.09	$1.25

Weighted average number of shares:
Basic	19,660	20,455	21,497
Effect of CESs	611	1,037	953

Diluted	20,271	21,492	22,450

Options to purchase 2,000 shares and 1,312,639 shares of common stock were outstanding at December 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the respective years. There were no anti-dilutive CESs in 2012. See Note 2 for further information on those securities.

Accumulated Other Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity.

The following table sets forth the components of accumulated other comprehensive income (in thousands):

	December 31,
	2012	2011
Unrealized loss on investments, net of taxes	$—	$(92)
Foreign currency translation adjustment	(4,703)	(5,021)

Total	$(4,703)	$(5,113)

2. Equity-Based Compensation

Equity Based Compensation Plans

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

As amended, a maximum of 7,500,000 shares are available for grant under the 2007 Plan. Each stock option or stock appreciation right granted is counted against the maximum share limitation as one share, and each share of restricted stock or restricted stock unit granted (including those that are service based or performance based) counts against the maximum share limitation as two shares. Options and stock appreciation rights cannot have a term exceeding seven years. As of December 31, 2012, there were 3,533,966 shares available for issuance under the amended 2007 Plan. The 1998 and 2007 Plans are administered by the Compensation Committee of the Board of Directors. The committee has the authority to interpret the provisions thereof.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

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

Stock Option Awards

The Company recorded equity-based compensation related to stock options granted prior to 2011 of $0.6 million, $2.0 million, and $3.8 million during the years ended December 31, 2012, 2011, and 2010, respectively. A summary of changes in outstanding options for the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value (in thousands)
Outstanding at January 1, 2012	1,633,566	$24.79
Exercised	(1,252,634)	25.61
Forfeited and expired	(9,182)	21.08

Outstanding at December 31, 2012	371,750	$22.13	2.1	$14,206

Vested or expected to vest at December 31, 2012	351,574	$22.46	2.1	$13,317
Exercisable at December 31, 2012	278,868	$24.09	1.8	$10,109

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2010:

2010
Dividend yield	0%
Expected volatility	36%
Risk-free interest rate at the date of grant	2.4%
Expected life (in years)	4.0

No stock options were granted in 2011 or 2012.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Expected volatilities are based on a combination of historical volatility of the Company’s stock and implied volatility of the Company’s publicly traded stock options. Due to the limited trading volume of the Company’s publicly traded options, the Company places a greater emphasis on historical volatility. The Company also uses historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a term approximating the expected term. Using these assumptions, the weighted average grant-date fair values of the stock options granted during the year ended December 31, 2010 was $7.82.

Options with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date fair value of the award that is vested at that date. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 based on market value at the exercise dates was $31.2 million, $25.8 million, and $11.9 million, respectively. As of December 31, 2012, unrecognized compensation cost related to unvested stock option awards totaled less than $0.1 million and is expected to be recognized over a weighted average period of less than one year.

Restricted Stock and RSU Awards

A summary of changes in unvested shares/units of restricted stock for the year ended December 31, 2012 are as follows:

	Number of Shares	Grant Date Fair Value
Outstanding at January 1, 2012	655,155	$25.84
Granted	227,748	44.08
Vested	(252,285)	25.62
Forfeited	(33,419)	29.07

Outstanding at December 31, 2012	597,199	$32.70

The Company recorded equity-based compensation related to restricted stock and RSUs of $7.7 million, $8.4 million, and $6.6 million during the years ended December 31, 2012, 2011, and 2010, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2012, 2011, and 2010, based on market value at the vesting dates was $15.2 million, $10.8 million, and $3.6 million, respectively. As of December 31, 2012, unrecognized compensation cost related to unvested restricted stock awards totaled $9.8 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

Included in the RSU grants for the year ended December 31, 2012, are 98,202 units that have performance-based vesting criteria. As noted above, the performance criteria are tied to the Company’s 2012 financial performance. As of December 31, 2012, the performance criteria for the fiscal year were met and the associated equity-based compensation expense has been recognized for the portion of the award attributable to 2012 services.

The Company recognizes compensation cost for service-based restricted stock awards with graded vesting on a straight-line basis over the entire vesting period, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. For performance-based restricted stock awards with graded vesting, the Company recognizes compensation cost on an accelerated basis applying straight-line expensing for each separately vesting portion of each award.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

3. Income Taxes

The Company is subject to future federal, state, and foreign income taxes and has recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2012 and 2011. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accounts receivable	$2,128	$1,722
Accrued liabilities	4,131	4,745
Equity-based compensation	3,595	5,765
Capitalized costs	2,647	3,801
Accrued sales taxes	765	765
Deferred rent	2,435	2,658
State tax credits	3,079	2,958
Net operating losses	2,246	2,803
Tax credits—foreign	683	1,205
Valuation allowance	(5,965)	(6,711)
Other	591	350

	$16,335	$20,061
Deferred tax liabilities:
Intangible assets	6,155	4,627
Depreciation	2,317	2,139

	8,472	6,766

Net deferred tax assets	$7,863	$13,295

The components of income from domestic and foreign operations before income tax expense for the years ended December 31, 2012, 2011, and 2010, are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$75,731	$55,487	$36,881
Foreign	5,307	7,740	4,903

Total	$81,038	$63,227	$41,784

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

The components of the income tax provision for the years ended December 31, 2012, 2011, and 2010, are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$20,150	$12,438	$11,271
State	1,835	1,043	1,296
Foreign	1,702	2,432	1,817

	23,687	15,913	14,384
Deferred:
Federal	4,670	4,036	(694)
State	232	240	(29)
Foreign	596	(1,869)	62

	5,498	2,407	(661)

Total	$29,185	$18,320	$13,723

The income tax benefits related to the exercise of stock options were approximately $11.0 million, $9.2 million, and $4.2 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

As a result of losses in foreign locations, the Company has net operating loss carry-forwards (“NOLs”) of approximately $7.9 million available to offset future income. Approximately $7.6 million of the NOLs expire in 2013 to 2020, and the remainder does not expire. The Company has established a valuation allowance for substantially all of these NOLs because the ability to utilize them is not more likely than not.

The Company has tax credit carry-forwards of approximately $4.7 million available to offset future state tax. These tax credit carry-forwards expire in 2017 to 2021. These credits represent a deferred tax asset of $3.1 million after consideration of the federal benefit of state tax deductions. A valuation allowance of $2.8 million has been established for these credits because the ability to use them is not more likely than not.

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

Deferred taxes are not provided for temporary differences of approximately $29.5 million, $24.9 million, and $22.2 million as of December 31, 2012, 2011, and 2010, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is impractical to calculate the tax impact until such repatriation occurs.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income tax, net of federal benefit	1.8	2.1	1.2
State credit carryforwards	(0.1)	(0.2)	(0.6)
Foreign operations	—	(4.9)	(0.8)
Tax exempt income	—	—	(0.1)
Tax contingencies	—	(0.3)	0.7
Other permanent differences	(0.7)	(1.1)	(3.7)
Change in valuation allowance	—	(1.6)	1.1

Income taxes	36.0%	29.0%	32.8%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	December 31,
	2012	2011	2010
Unrecognized tax benefits at January 1,	$(2,328)	$(2,435)	$(2,331)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	(47)	(40)	(527)
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	87	40	360
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	(142)	(526)	(227)
Amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	—	228	159
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	240	405	131

Unrecognized tax benefits at December 31,	$(2,190)	$(2,328)	$(2,435)

The Company’s unrecognized tax benefits totaled $2.2 million and $2.3 million as of December 31, 2012 and 2011, respectively, of which substantially all, if recognized, would affect the effective tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. For the years ended December 31, 2012, 2011, and 2010, the Company recognized $0.2 million, $0.1 million, and $0.2 million, respectively, of expense for the potential payment of interest and penalties. Accrued interest and penalties were $0.5 million for the years ended December 31, 2012, and 2011. The Company conducts business globally and, as a result, files income tax returns in the United State federal jurisdiction and in many state and foreign jurisdictions. The Company is generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2009. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2013, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $0.3 million.

4. Shareholders’ Equity

During 2012, 2011, and 2010, the Company purchased 1,944,828 shares, 3,607,267 shares, and 2,716,621 shares of the Company’s common stock for approximately $99.7 million, $130.7 million, and $76.5 million, respectively, through open market transactions as part of a publicly-announced share repurchase program. In January 2013, the Board of Directors increased the remaining share repurchase authority to $50.0 million.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

5. Commitments and Contingencies

Leases

Rents charged to expense were approximately $5.8 million, $5.7 million, and $5.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. During the first quarter of 2007, the Company extended its Atlanta headquarters lease, which was set to expire in March 2008, to September 30, 2018. The landlord funded leasehold improvements of $7.9 million in conjunction with the new lease which was recorded as an increase in leasehold improvements and deferred rent. Additionally, the Company had a rent holiday from April to September 2008. In August 2012, the Company amended its Atlanta headquarters lease to obtain additional space and will receive reimbursement of $0.2 million from the landlord for leasehold improvements as part of the agreement. The entire cash rent obligation is being amortized to expense on a straight line basis over the lease term.

Aggregate future minimum lease payments under noncancellable operating leases as of December 31, 2012 are as follows (in thousands):

Year Ending December 31,
2013	$6,630
2014	6,317
2015	5,452
2016	5,410
2017	5,368
Thereafter	3,733

Total minimum payments required	$32,910

There are no future minimum lease payments under capital leases as of December 31, 2012.

Employment Agreements

The Company has entered into employment agreements with certain executives and other key employees. The agreements provide for total severance payments of up to approximately $2.1 million for termination of employment for any reason other than cause. Pursuant to these agreements, payments would be made in equal monthly installments over a period of not more than 12 months. No amounts have been accrued because the payments are not probable and cannot be reasonably estimated.

Legal and Other Matters

From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business, and occasionally legal proceeding not in the ordinary course. Many of the Company’s installations involve products that are critical to the operations of its clients’ businesses. Any failure in a Company product could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances. The Company is not currently a party to any ordinary course legal proceeding or other legal proceedings the result of which it believes is likely to have a material adverse impact upon its business, financial position, results of operations, or cash flows. The Company expenses legal costs associated with loss contingencies as such legal costs are incurred.

6. Employee Benefit Plan

The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $17,000, as defined, to the 401(k) Plan. The Internal Revenue Service raised the eligible compensation limit to $250,000 for 2012. During the second quarter of 2009, the Company suspended its 401(k) matching contribution for the remainder of 2009 and full year 2010. In 2011, the Company reinstated its matching contribution program, which provides for a 25% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. In 2012, the Company increased the 401(k) match to a 50% matching contribution up to 6% of eligible compensation. During the years ended December 31, 2012 and 2011, the Company made matching contributions to the 401(k) Plan of $1.3 million, and $0.9 million, respectively.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

7. Reporting Segments

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

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reporting segments. The royalties, which totaled $2.9 million, $2.2 million, and $2.5 million in 2012, 2011, and 2010, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, and management and support team. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas’ costs are all research and development costs including the costs associated with the Company’s India operations.

The operating expenses for the Americas segment include $1.2 million and $2.3 million of amortization expense on intangible assets in 2011 and 2010, respectively. Amortization expense on intangible assets in 2012 was immaterial.

In accordance with the segment reporting topic of the FASB Codification, the Company has included a summary of financial information by reportable segment. The following table presents the revenues, expenses, and operating income by reportable segment for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31,
	2012				2011
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$50,036	$9,569	$1,889	$61,494	$45,506	$6,362	$2,373	$54,241
Services	228,673	36,167	19,032	283,872	198,041	30,824	15,193	244,058
Hardware and other	28,883	1,402	597	30,882	29,312	1,109	533	30,954

Total revenue	307,592	47,138	21,518	376,248	272,859	38,295	18,099	329,253
Costs and Expenses:
Cost of revenue	126,342	23,998	11,397	161,737	108,648	20,436	10,017	139,101
Operating expenses	110,575	13,153	5,072	128,800	106,439	12,268	5,317	124,024
Depreciation and amortization	5,158	262	218	5,638	6,741	352	191	7,284
Recovery of previously impaired investment	—	—	—	—	(2,519)	—	—	(2,519)

Total costs and expenses	242,075	37,413	16,687	296,175	219,309	33,056	15,525	267,890

Operating income	$65,517	$9,725	$4,831	$80,073	$53,550	$5,239	$2,574	$61,363

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

	Year Ended December 31, 2010
	Americas	EMEA	APAC	Total
Revenue:
Software license	$44,254	$4,972	$5,224	$54,450
Services	176,912	26,269	10,569	213,750
Hardware and other	27,784	925	208	28,917

Total revenue	248,950	32,166	16,001	297,117
Costs and Expenses:
Cost of revenue	102,682	17,634	8,476	128,792
Operating expenses	101,742	10,523	4,972	117,237
Depreciation and amortization	8,658	324	179	9,161

Total costs and expenses	213,082	28,481	13,627	255,190

Operating income	$35,868	$3,685	$2,374	$41,927

The following table presents the goodwill, long-lived assets, and total assets by reporting segment for the years ended December 31, 2012 and 2011 (in thousands):

	As of December 31, 2012				As of December 31, 2011
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill	$54,766	$5,536	$1,963	$62,265	$54,766	$5,532	$1,963	$62,261
Long lived assets	15,810	800	699	17,309	15,090	586	598	16,274
Total assets	235,945	17,391	8,477	261,813	236,122	15,330	8,148	259,600

For the years ended December 31, 2012, 2011, and 2010, we derived revenue from sales to customers outside the United State of approximately $104.4 million, $90.7 million, and $80.7 million, respectively. Our remaining revenue was derived from domestic sales.

Our services revenue consists of fees generated from professional services and customer support services and software enhancements related to our software products for the years ended December 31, 2012, 2011, and 2010, are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Professional services	$185,242	$156,794	$131,871
Customer support and software enhancements	98,630	87,264	81,879

Total services revenue	$283,872	$244,058	$213,750

License revenues related to our warehouse and non-warehouse product groups for the years ended December 31, 2012, 2011, and 2010, are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Warehouse	$40,068	$33,560	$30,966
Non-Warehouse	21,426	20,681	23,484

Total license revenue	$61,494	$54,241	$54,450

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

8. Subsequent Events

The American Taxpayer Relief Act of 2012 (“the Act”) was enacted on January 2, 2013. The Act retroactively reinstates the federal research and development tax credit for amounts incurred from January 1, 2012 through December 31, 2013, which will result in a reduction in our projected annual effective tax rate for 2013 and the associated income tax expense. Application of the reinstated provisions to the year ended December 31, 2012 would have reduced income tax expense for that period by approximately $0.7 million. The benefit of the reduction in the annual effective tax rate will be included in our income tax expense beginning in the first quarter of 2013.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

9. Quarterly Results of Operations (Unaudited)

Following is the quarterly results of operations of the Company for the years ended December 31, 2012 and 2011. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements.

	Quarter Ended
	March 31, 2011	June 30, 2011	Sept 30, 2011	Dec 31, 2011	March 31, 2012	June 30, 2012	Sept 30, 2012	Dec 31, 2012
	(In thousands, except per share data)
Statements of Income Data:
Revenue:
Software license	$7,762	$16,347	$13,565	$16,567	$15,587	$15,345	$16,164	$14,398
Services	56,078	63,774	63,594	60,612	70,370	69,322	71,886	72,294
Hardware and other	7,870	8,281	8,443	6,360	5,524	8,900	7,791	8,667

Total revenue	71,710	88,402	85,602	83,539	91,481	93,567	95,841	95,359
Costs and expenses:
Cost of license	1,239	1,824	1,196	2,547	1,777	1,488	2,086	2,487
Cost of services	24,958	27,462	28,054	27,036	31,710	30,322	32,614	34,040
Cost of hardware and other	6,300	6,457	6,695	5,333	4,448	7,540	6,428	6,797
Research and development	10,383	10,676	10,877	10,436	11,551	10,802	11,400	10,951
Sales and marketing	10,600	12,309	10,865	10,170	12,403	11,415	10,999	10,805
General and administrative	8,676	9,238	9,342	10,452	10,308	9,240	9,258	9,668
Depreciation and amortization	2,001	2,223	1,698	1,362	1,344	1,418	1,379	1,497
Recovery of previously impaired investment	—	—	(2,519)	—	—	—	—	—

Total costs and expenses	64,157	70,189	66,208	67,336	73,541	72,225	74,164	76,245

Operating income	7,553	18,213	19,394	16,203	17,940	21,342	21,677	19,114
Other income (loss), net	18	334	862	650	(124)	802	(247)	534

Income before income taxes	7,571	18,547	20,256	16,853	17,816	22,144	21,430	19,648
Income tax provision	405	6,208	5,379	6,328	6,414	7,972	7,621	7,178

Net income	$7,166	$12,339	$14,877	$10,525	$11,402	$14,172	$13,809	$12,470

Basic earnings per share	$0.34	$0.60	$0.74	$0.53	$0.57	$0.72	$0.71	$0.64
Diluted earnings per share	$0.32	$0.57	$0.70	$0.50	$0.55	$0.70	$0.69	$0.63
Shares used in computing basic earnings per share	21,027	20,696	20,156	19,941	19,904	19,765	19,568	19,409

Shares used in computing diluted earnings per share	22,079	21,775	21,125	20,923	20,637	20,351	20,130	19,913

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

Management’s Report on Internal Control over Financial Reporting

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, and the report of Ernst & Young LLP on the effectiveness of the Company’s internal control over financial reporting are contained on pages 41 and 42 of this report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 12, 2013, under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Committees.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 12, 2013, under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 12, 2013, under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 12, 2013, under the captions “Related Party Transactions” and “Election of Directors.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 12, 2013, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements.

   The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

2.	Financial Statement Schedule.

The following financial statement schedule is filed as a part of this report:

SCHEDULE II

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Classification:	Balance at Beginning of Period	Additions Charged to Operations	Net Deductions	Balance at End of Period
Allowance for Doubtful Accounts
For the year ended:
December 31, 2010	$4,943,000	$3,467,000	$2,699,000	$5,711,000
December 31, 2011	$5,711,000	$2,508,000	$3,403,000	$4,816,000
December 31, 2012	$4,816,000	$4,294,000	$2,875,000	$6,235,000

Deferred Tax Asset Valuation Allowance
For the year ended:
December 31, 2010	$7,887,000	$—	$198,000	$7,689,000
December 31, 2011	$7,689,000	$—	$978,000	$6,711,000
December 31, 2012	$6,711,000	$—	$746,000	$5,965,000

Restructuring Charge Accrual
For the year ended:
December 31, 2010	$255,000	$—	$192,000	$63,000
December 31, 2011	$63,000	$—	$63,000	$—

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

MANHATTAN ASSOCIATES, INC.

By:	/s/ Eddie Capel
Eddie Capel
President, Chief Executive Officer, and Director

Date: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr.	Chairman of the Board	February 22, 2013
John J. Huntz, Jr.

/s/ Eddie Capel	President, Chief Executive Officer, and	February 22, 2013
Eddie Capel	Director (Principal Executive Officer)

/s/ Dennis B. Story	Executive Vice President, Chief	February 22, 2013
Dennis B. Story	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Brian J. Cassidy	Director	February 22, 2013
Brian J. Cassidy

/s/ Dan J. Lautenbach	Director	February 22, 2012
Dan J. Lautenbach

/s/ Thomas E. Noonan	Director	February 22, 2013
Thomas E. Noonan

/s/ Deepak Raghavan	Director	February 22, 2013
Deepak Raghavan

/s/ Peter F. Sinisgalli	Director	February 22, 2013
Peter F. Sinisgalli

EXHIBIT INDEX

The following exhibits are filed with this Report.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, by and among the Registrant, Madison Acquisition Corp., Evant, Inc. and Ted Schlein, as Shareholder Representative, dated August 10, 2005 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

2.2	Voting Agreement, by and between the Registrant and the shareholders of Evant, Inc., dated August 10, 2005 (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

2.3	Amendment Number 1 to Agreement and Plan of Merger, by and among Evant, Inc., the Registrant, Madison Acquisition Corp. and Ted Schlein, as Shareholder Representative, dated as of August 15, 2005 (Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K (File No. 000-23999), filed on August 16, 2005).

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

3.2	Amended Bylaws of the Registrant (As Amended Effective October 13, 2010) (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-23999), filed on October 19, 2010).

4.1	Provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

4.2	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.1	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant dated September 24, 1997 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.2	First Amendment to Lease between Wildwood Associates, a Georgia general partnership, and the Registrant dated October 31, 1997 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.3	Second Amendment to Lease Agreement between Wildwood Associates, a Georgia general partnership, and the Registrant, dated February 27, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.4	Third Amendment to Lease Agreement between Wildwood Associates and the Registrant, dated October 24, 2000 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.5	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant, dated June 25, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2001 (File No. 000-23999), filed August 14, 2001).

10.6	First Amendment to Lease Agreement between Wildwood Associates, and the Registrant, dated June 10, 2002 (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

10.7	Second Amendment to Lease Agreement between 2300 Windy Ridge Parkway Investors LLC, and the Registrant, dated February 27, 2007 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

10.8	Lease Agreement by and between Tektronix UK Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated October 21, 1999 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.9	Lease (Burlington Business Center) by and between Gateway Rosewood, Inc. and Manhattan Associates, Inc., dated August 23, 2004 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.10	Agreement to Build and Lease between Orchid Apartments Private Limited and Manhattan Associates India Development Centre Private Limited, executed on November 19, 2004 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.11	Lease Agreement between IGE Energy Services (UK) Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated February 1, 2005 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.12	Sub-Sublease Agreement between Scientific Research Corporation, a Georgia corporation, and the Registrant, dated July 2, 1998 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.13	Sub-Sublease Agreement between The Profit Recovery Group International 1, Inc., a Georgia corporation, and the Registrant, dated August 19, 1998 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.14	Standard Sublease Agreement between Life Office Management Association, Inc. and the Registrant, dated October 20, 2000 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.15	Standard Sublease Agreement between Chevron USA Inc. and the Registrant, dated November 20, 2000 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.16	Form of Indemnification Agreement with certain directors and officers of the Registrant (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.17	Form of Tax Indemnification Agreement for direct and indirect shareholders of Manhattan Associates Software, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.18	Summary Plan Description of the Registrant’s Money Purchase Plan & Trust, effective January 1, 1997 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.19	Summary Plan Description of the Registrant’s 401(k) Plan and Trust, effective January 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.20*	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.21*	First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.22*	Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.23*	Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.24*	Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.25*	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-68968), filed on September 5, 2001).

10.26*	Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Proxy Statement for its Annual Meeting held May 17, 2002 (File No. 000-23999), filed on April 24, 2002).

10.27*	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.28*	Form of Composite Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2006 (File No. 000-23999), filed on May 4, 2006).

10.30(a)*	Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

(b)*	Modification dated July 19, 2007 by and between the Company and Peter F. Sinisgalli to the Executive Employment Agreement dated February 25, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on July 24, 2007).

(c)*	Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of April 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on December 23, 2011).

10.31*	Separation and Non-Competition Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.32*	Executive Employment Agreement by and between the Registrant and Jeffrey Mitchell, effective as of September 3, 1999 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.33*	Executive Non-Competition and Severance Agreement by and between the Registrant and Jeffrey S. Mitchell, dated June 22, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.34*	Executive Employment Agreement by and between the Registrant and Jeffry Baum, effective as of October 30, 2000 (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.35*	Executive Employment Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

10.36*	Severance and Non-Competition Agreement by and between the Registrant and Dennis B. Story, effective as of February 18, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on February 22, 2006).

10.37*	Executive Employment Agreement by and between the Registrant and Pervinder Johar, effective as of March 30, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.38*	Severance and Non-Competition Agreement by and between the Registrant and Pervinder Johar, effective as March 30, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.39*	Separation Agreement and Release by and between the Registrant and Pervinder Johar, dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on January 7, 2009).

10.40*	Form of Modification Agreement for Terms and Conditions for Stock Options. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.41*	Severance and Non-Competition Agreement by and between the Registrant and David Dabbiere, effective as of September 29, 2008. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.42	Form of License Agreement, Software Maintenance Agreement and Consulting Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.43	Form of Software License, Services and Maintenance Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.44*	2007 Stock Incentive Plan, as amended by the First Amendment thereto (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2009 Annual Meeting of Shareholders (File No. 000-23999) filed on April 20, 2009).

10.45*	Written Summary of Manhattan Associates, Inc. 2009 Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on June 19, 2009).

10.46*	Written Summary of Manhattan Associates, Inc. 2009 Supplemental Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on June 19, 2009).

10.47*	Written Summary of Manhattan Associates, Inc. Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

10.48*	Form of Manhattan Associates, Inc. Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

10.49*	Form of Manhattan Associates, Inc. Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

10.50*	Form of Manhattan Associates, Inc. Restricted Stock Unit Award Agreement for Employees (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.51*	Form of Manhattan Associates, Inc. Restricted Stock Unit Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.52*	Executive Employment Agreement by and between the Registrant and Bruce Richards, effective as of August 1, 2011 (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.53*	Severance and Non-Competition Agreement by and between the Registrant and Bruce Richards, effective as of August 1, 2011 (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.54*	Modification Agreement for Terms and Conditions for Stock Options by and between the Registrant and Eddie Capel, effective as of June 4, 2007 (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.55*	Severance and Non-Competition Agreement by and between the Registrant and Eddie Capel, effective as of March 18, 2010 (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 **	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or agreement.
**	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.