Form 10-Q
period 2013-03-31
MANHATTAN ASSOCIATES INC
filed 2013-04-30
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the Registrant’s class of capital stock outstanding as of April 26, 2013, the latest practicable date, is as follows: 19,462,458 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended March 31, 2013

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$101,093	$96,737
Short term investments	7,452	6,310
Accounts receivable, net of allowance of $5,207 and $6,235 in 2013 and 2012, respectively	59,587	62,102
Deferred income taxes	7,798	7,787
Prepaid expenses and other current assets	9,291	8,571

Total current assets	185,221	181,507
Property and equipment, net	14,749	15,650
Goodwill, net	62,259	62,265
Deferred income taxes	717	732
Other assets	1,595	1,659

Total assets	$264,541	$261,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,722	$10,229
Accrued compensation and benefits	14,561	16,720
Accrued and other liabilities	11,262	12,233
Deferred revenue	57,932	47,935
Income taxes payable	—	4,024

Total current liabilities	90,477	91,141
Other non-current liabilities	11,018	9,163
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2013 or 2012	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 19,471,417 and 19,620,967 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	195	196
Retained earnings	167,634	166,016
Accumulated other comprehensive loss	(4,783)	(4,703)

Total shareholders’ equity	163,046	161,509

Total liabilities and shareholders’ equity	$264,541	$261,813

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Revenue:
Software license	$14,245	$15,587
Services	74,887	70,370
Hardware and other	7,469	5,524

Total revenue	96,601	91,481
Costs and expenses:
Cost of license	1,778	1,777
Cost of services	35,046	31,710
Cost of hardware and other	6,214	4,448
Research and development	11,476	11,551
Sales and marketing	11,434	12,403
General and administrative	9,508	10,308
Depreciation and amortization	1,484	1,344

Total costs and expenses	76,940	73,541

Operating income	19,661	17,940
Other income (loss), net	151	(124)

Income before income taxes	19,812	17,816
Income tax provision	6,457	6,414

Net income	$13,355	$11,402

Basic earnings per share	$0.69	$0.57
Diluted earnings per share	$0.68	$0.55
Weighted average number of shares:
Basic	19,327	19,904
Diluted	19,685	20,637

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Net income	$13,355	$11,402
Foreign currency translation adjustment	(80)	1,088

Comprehensive income	$13,275	$12,490

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Operating activities:
Net income	$13,355	$11,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,484	1,344
Equity-based compensation	1,907	1,660
Loss on disposal of equipment	1	—
Tax benefit of stock awards exercised/vested	4,206	4,491
Excess tax benefits from equity-based compensation	(4,163)	(3,634)
Deferred income taxes	1,682	2,564
Unrealized foreign currency (gain) loss	(75)	172
Changes in operating assets and liabilities:
Accounts receivable, net	2,255	(627)
Other assets	(594)	(292)
Accounts payable, accrued and other liabilities	(6,652)	(5,517)
Income taxes	(3,720)	(832)
Deferred revenue	10,414	2,328

Net cash provided by operating activities	20,100	13,059

Investing activities:
Purchase of property and equipment	(598)	(1,796)
Net (purchases) maturities of investments	(1,115)	2,106

Net cash (used in) provided by investing activities	(1,713)	310

Financing activities:
Purchase of common stock	(20,474)	(33,487)
Proceeds from issuance of common stock from options exercised	2,623	16,108
Excess tax benefits from equity-based compensation	4,163	3,634

Net cash used in financing activities	(13,688)	(13,745)

Foreign currency impact on cash	(343)	473

Net change in cash and cash equivalents	4,356	97
Cash and cash equivalents at beginning of period	96,737	92,180

Cash and cash equivalents at end of period	$101,093	$92,277

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

1. Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at March 31, 2013, the results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Revenue Recognition

The Company’s revenue consists of fees from the licensing and hosting of software (collectively included in “Software license” revenue in the Condensed Consolidated Statements of Income), fees from implementation and training services (collectively, “professional services”) and customer support services and software enhancements (collectively included in “Services” revenue in the Condensed Consolidated Statements of Income), and sales of hardware and other revenue, which consists of reimbursements of out-of-pocket expenses incurred in connection with professional services rendered (collectively included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income). All revenue is recognized net of any related sales taxes.

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

March 31, 2013

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $3.3 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively.

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

March 31, 2013

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

At March 31, 2013, the Company’s cash, cash equivalents, and short-term investments balances were $58.2 million, $42.9 million, and $7.5 million, respectively. The Company currently has no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At March 31, 2013 and December 31, 2012, the Company had $33.3 million and $35.2 million in money market funds, respectively, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has no investments classified as Level 2 or Level 3.

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

As previously reported, on December 31, 2012, Mr. Peter F. Sinisgalli stepped down from the role of Chief Executive Officer of the Company and became a non-employee member of the Board of Directors. In March 2013, the Board of Directors, upon the recommendation of the Compensation Committee in recognition of Mr. Sinisgalli’s successful tenure as Chief Executive Officer and the superior performance of the Company under his leadership, approved the vesting of a portion of the equity incentives granted to him during his employment as Chief Executive Officer that were scheduled to vest during the first quarter of 2013. These previously granted incentives included options to acquire 3,750 shares at an exercise price of $15.53 per share and 10,597 shares of restricted stock and RSUs. The Board’s action preserved 22% of Mr. Sinisgalli’s non-vested employee equity value in recognition of his services and contribution, with the remaining 78% forfeited.

The Company recorded equity-based compensation related to stock options granted in prior years of $0.1 million during the three months ended March 31, 2013 and 2012.

A summary of changes in outstanding options for the three months ended March 31, 2013 is as follows:

Number of Options
Outstanding at December 31, 2012	371,750
Exercised	(131,399)
Forfeited and expired	(5,000)

Outstanding at March 31, 2013	235,351

The Company granted 183,675 and 197,879 RSUs during the three months ended March 31, 2013 and 2012, respectively. The Company recorded equity-based compensation expense related to restricted stock and RSUs of $1.8 million and $1.5 million for the quarters ended March 31, 2013 and 2012, respectively.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2013

(Unaudited)

A summary of changes in unvested shares/units for the three months ended March 31, 2013 is as follows:

Number of shares/units
Outstanding at December 31, 2012	597,199
Granted	183,675
Vested	(195,012)
Forfeited	(52,406)

Outstanding at March 31, 2013	533,456

5. Income Taxes

The Company’s effective tax rate was 32.6% and 36.0% for the quarters ended March 31, 2013 and 2012, respectively. The decrease in the effective tax rate for the quarter ended March 31, 2013 compared to the same quarter in the prior year is principally due to the reinstatement of the federal research and development tax credit in January 2013 for the 2012 and 2013 tax years, partially offset by the establishment of state income tax reserves.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification. For the three months ended March 31, 2013, the Company experienced a net increase in unrecognized tax benefits of $0.4 million primarily related to state income tax and the reinstated federal research and development tax credit. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to income tax examinations for the years before 2010 in the U.S. federal, substantially all state and local, and substantially all non-US jurisdictions.

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net income	$13,355	$11,402
Earnings per share:
Basic	$0.69	$0.57
Effect of CESs	(0.01)	(0.02)

Diluted	$0.68	$0.55
Weighted average number of shares:
Basic	19,327	19,904
Effect of CESs	358	733

Diluted	19,685	20,637

There were no anti-dilutive CESs during 2012 and 2013.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2013

(Unaudited)

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

The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.7 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.

The following table presents the revenues, expenses and operating income by reporting segment for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013				2012
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
License	$11,529	$1,319	$1,397	$14,245	$10,989	$4,059	$539	$15,587
Services	61,280	9,763	3,844	74,887	57,116	8,046	5,208	70,370
Hardware and other	7,011	349	109	7,469	5,090	302	132	5,524

Total revenue	79,820	11,431	5,350	96,601	73,195	12,407	5,879	91,481
Costs and Expenses:
Cost of revenue	33,814	6,160	3,064	43,038	29,017	6,065	2,853	37,935
Operating expenses	27,697	3,444	1,277	32,418	29,259	3,702	1,301	34,262
Depreciation and amortization	1,345	74	65	1,484	1,234	60	50	1,344

Total costs and expenses	62,856	9,678	4,406	76,940	59,510	9,827	4,204	73,541

Operating income	$16,964	$1,753	$944	$19,661	$13,685	$2,580	$1,675	$17,940

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2013

(Unaudited)

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Professional services	$49,151	$46,621
Customer support and software enhancements	25,736	23,749

Total services revenue	$74,887	$70,370

License revenues related to the Company’s warehouse and non-warehouse product groups for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Warehouse	$9,251	$8,678
Non-Warehouse	4,994	6,909

Total software license revenue	$14,245	$15,587

9. New Accounting Pronouncements

In February 2013, the FASB issued an Accounting Standards Update (ASU) on reporting of amounts reclassified out of accumulated other comprehensive income, an amendment to the Presentation of Comprehensive Income Topic of the FASB Accounting Standards Codification. The ASU requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2012. The Company adopted the ASU in its first quarter of 2013 reporting, which did not have an impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2012. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2013 and 2012, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.

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

In the three months ended March 31, 2013, we generated $96.6 million in total revenue, with a revenue mix of: license revenue 15%; services revenue 77%; and hardware and other revenue 8%.

We manage our business based on three geographic regions: North America and Latin America (Americas); Europe, Middle East, and Africa (EMEA); and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $24.7 million for the three months ended March 31, 2013, which represents approximately 25% of our total revenue. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2013, we employed approximately 2,410 employees worldwide, of which 1,135 employees are based in the Americas, 170 employees in EMEA, and 1,105 employees in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macroeconomic trends, technology spending, and supply chain management market growth are important barometers for our business. In the first quarter of 2013, approximately 75% of our total revenue was generated in the United States, 12% in EMEA, and the balance in APAC, Canada, and Latin America. Gartner Inc., an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in the United States (50%) and Western Europe (28%); consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

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

In April 2013, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO), which projected global economic growth to reach about 3 1/4 percent in 2013 and 4 percent in 2014. The WEO noted that “global prospects have improved again but the road to recovery in the advanced economies will remain bumpy.” The WEO projected that advanced economies, which represent our primary revenue markets, would grow at about 1 1/4 percent in 2013 and 2 1/4 percent in 2014, while the emerging and developing economies would continue to grow at a solid pace of about 5 1/4 percent in 2013.

During 2012 and continuing into 2013, the overall trend has been steady for the Company’s large license deals, with recognized $1.0 million or larger software license sales totaling twelve for 2012 and totaling three in the first three months of 2013. However, the large deal flow has been inconsistent from quarter to quarter, reflecting what we believe to be ongoing macroeconomic uncertainty in the United States and Western Europe. While we are encouraged by our 2012 and first three months of 2013 results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ buying decisions, making it more difficult to forecast sales cycles for our products and the timing of large software license deals.

Revenue

License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. License revenue totaled $14.2 million, or 15% of total revenue, with gross margins of 87.5% for the three months ended March 31, 2013. Our typical license revenue percentage mix of new to existing customers historically has approximated 50/50. However, for the three months ended March 31, 2013, the percentage mix of new to existing customers was approximately 30/70. We believe our current mix of new customer to existing customer license sales will fluctuate with continuing global macroeconomic uncertainty; however, we anticipate that the mix will return to historically normal levels in improved global economic conditions.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.0 million of license revenue in the first quarter of 2013 equates to approximately $0.03 of diluted earnings per share impact.

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

Services revenue. Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (CSSE). Services revenue totaled $74.9 million, or 77% of total revenue, with gross margins of 53.2% for the three months ended March 31, 2013. Professional services accounted for approximately 65% of total services revenue and approximately 50% of total revenue in the three months ended March 31, 2013. Our operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At March 31, 2013, our services organization totaled approximately 1,440 employees, accounting for 60% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software more rapidly than if they were to rely on internal or other third party services, enable the customer to maximize value from our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

Typically, our professional services lag license revenue by several quarters, as implementation services and related consulting are performed after the purchase of the software. Services revenue growth is contingent upon license revenue growth and customer upgrade cycles, which are influenced by the strength of general economic and business conditions and the competitive position of our software products. In addition, our business has competitive exposure to offshore providers and other consulting companies. All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins, and loss of market share.

For CSSE, we offer a comprehensive 24 hour per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

Our CSSE revenues totaled $25.7 million for the three months ended March 31, 2013, representing approximately 35% of services revenue and approximately 25% of total revenue in the three months ended March 31, 2013. The growth of CSSE revenues is influenced by: (i) new license revenue growth, (ii) annual renewal of support contracts, and (iii) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and software enhancements has been greater than 90%. CSSE fees generally are paid in advance, and our CSSE revenue generally is recognized ratably over the term of the agreement, typically twelve months. CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $7.5 million, representing 8% of total revenue with gross margins of 16.8% for the three months ended March 31, 2013. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $3.3 million for the three months ended March 31, 2013.

Product Development

We continue to invest significantly in research and development (R&D), which historically has averaged 13% to 15% of revenue (excluding hardware and other revenue) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses were $11.5 million for the three months ended March 31, 2013, respectively. At March 31, 2013, our R&D organization totaled approximately 650 employees, located in the U.S. and India, representing approximately 25% of our total employees worldwide.

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

Cash Flow and Financial Condition

For the three months ended March 31, 2013, we generated cash flow from operating activities of $20.1 million. Our cash, cash equivalents, and investments at March 31, 2013 totaled $108.5 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 225,632 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the three months ended March 31, 2013. In April 2013, our Board of Directors approved raising the Company’s remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

For the remainder of 2013, we anticipate that our priorities for the use of cash will be in developing sales and services resources and continued investment in product development to drive and support profitable growth and extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the remainder of 2013 for general corporate purposes.

Results of Operations

The following table summarizes our consolidated results for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Revenue	$96,601	$91,481
Costs and expenses	76,940	73,541

Operating income	19,661	17,940
Other income (expense), net	151	(124)

Income before income taxes	19,812	17,816

Net income	$13,355	$11,402

Diluted earnings per share	$0.68	$0.55

Diluted weighted average number of shares	19,685	20,637

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During the three months ended March 31, 2013 and 2012, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended March 31,
	2013	2012	% Change vs. Prior Year
	(in thousands)
Revenue:
Software License
Americas	$11,529	$10,989	5%
EMEA	1,319	4,059	-68%
APAC	1,397	539	159%

Total software license	$14,245	$15,587	-9%
Services
Americas	$61,280	$57,116	7%
EMEA	9,763	8,046	21%
APAC	3,844	5,208	-26%

Total services	$74,887	$70,370	6%
Hardware and Other
Americas	$7,011	$5,090	38%
EMEA	349	302	16%
APAC	109	132	-17%

Total hardware and other	$7,469	$5,524	35%
Total Revenue
Americas	$79,820	$73,195	9%
EMEA	11,431	12,407	-8%
APAC	5,350	5,879	-9%

Total revenue	$96,601	$91,481	6%

Operating income:
Americas	$16,964	$13,685	24%
EMEA	1,753	2,580	-32%
APAC	944	1,675	-44%

Total operating income	$19,661	$17,940	10%

Summary of the First Quarter 2013 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.68 in the first quarter of 2013, compared to $0.55 in the first quarter of 2012.

•

Consolidated total revenue was $96.6 million in the first quarter of 2013, compared to $91.5 million in the first quarter of 2012. License revenue was $14.2 million in the first quarter of 2013, compared to $15.6 million in the first quarter of 2012.

•	Operating income was $19.7 million in the first quarter of 2013, compared to $17.9 million in the first quarter of 2012.

•

Cash flow from operations was $20.1 million in the first quarter of 2013, compared to $13.1 million in the first quarter of 2012. Days Sales Outstanding was 56 days at March 31, 2013, compared to 60 days at December 31, 2012.

•	Cash and investments on-hand were $108.5 million at March 31, 2013, compared to $103.0 million at December 31, 2012.

•

During the three months ended March 31, 2013, the Company repurchased 225,632 shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $15.9 million. In April 2013, the Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $50.0 million of the Company’s outstanding common stock.

The results of our operations for the first quarters of 2013 and 2012 are discussed below.

Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2013	2012	Prior Year	2013	2012
	(in thousands)
Software license	$14,245	$15,587	-9%	15%	17%
Services	74,887	70,370	6%	77%	77%
Hardware and other	7,469	5,524	35%	8%	6%

Total revenue	$96,601	$91,481	6%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services, and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue. License revenue decreased $1.3 million, or 9%, in the quarter ended March 31, 2013 compared to the same period in the prior year. We completed three large software license deals greater than $1.0 million in the first quarter of 2013. The license sales percentage mix across our product suite in the quarter ended March 31, 2013 was approximately 65/35 of warehouse management solutions to non-warehouse management solutions.

Services revenue. Services revenue increased $4.5 million, or 6%, in the first quarter of 2013 compared to the same quarter in the prior year due to a $2.5 million increase in professional services revenue and a $2.0 million increase in customer support and software enhancements. The increase in services revenue was primarily due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas and EMEA segments increased $4.2 million and $1.7 million, respectively, partially offset by a decrease in services revenue for the APAC segment of $1.4 million, in the first quarter of 2013 compared to the first quarter of 2012.

Hardware and other. Hardware sales increased by $1.1 million to $4.2 million in the first quarter of 2013 compared to $3.1 million for the first quarter of 2012. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $3.3 million and $2.5 million for the quarters ended March 31, 2013 and 2012, respectively.

Cost of Revenue

	Three Months Ended March 31,
			% Change vs.
	2013	2012	Prior Year
	(in thousands)
Cost of software license	$1,778	$1,777	0%
Cost of services	35,046	31,710	11%
Cost of hardware and other	6,214	4,448	40%

Total cost of revenue	$43,038	$37,935	13%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license was flat in the first quarter of 2013 compared to the same quarter of 2012.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $3.3 million, or 11%, increase in cost of services in the quarter ended March 31, 2013 compared to the same quarter in the prior year was principally due to an increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization.

Cost of hardware and other. Cost of hardware increased by $0.9 million to $3.0 million in the first quarter of 2013 compared to $2.1 million in the same quarter of 2012. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $3.3 million and $2.4 million for the quarters ended March 31, 2013 and 2012, respectively.

Operating Expenses

	Three Months Ended March 31,
			% Change vs.
	2013	2012	Prior Year
	(in thousands)
Research and development	$11,476	$11,551	-1%
Sales and marketing	11,434	12,403	-8%
General and administrative	9,508	10,308	-8%
Depreciation and amortization	1,484	1,344	10%

Operating expenses	$33,902	$35,606	-5%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended March 31, 2013 slightly decreased as compared to the quarter ended March 31, 2012.

Our principal research and development activities have focused on the integration of acquired products, new product releases and the expansion of our existing products including the product footprint of our supply chain optimization solutions suite, which we call Supply Chain Optimization from Planning through Execution (SCOPE). The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates integration with ERP and other supply chain solutions. For each of the quarters ended March 31, 2013 and 2012, we did not capitalize any research and development costs.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $1.0 million in the first quarter of 2013 compared to the same quarter of the prior year primarily due to a decrease of $0.8 million in performance-based bonus expenses and a decrease of $0.3 million in marketing programs partially offset by an increase of $0.4 million in travel expenses.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses decreased by $0.8 million in the current year quarter compared to the same quarter in the prior year principally due to a decrease of $0.5 million in professional fees.

Depreciation and amortization. Depreciation expense was $1.5 million and $1.3 million for the quarters ended March 31, 2013 and 2012, respectively. Amortization of intangibles associated with various acquisitions in prior years was immaterial as they are nearly fully amortized.

Operating Income

Operating income for the first quarter of 2013 was $19.7 million compared to $17.9 million for the first quarter of 2012. Operating margins were 20.4% for the first quarter of 2013 versus 19.6% for the same quarter in the prior year. Operating income and margin increased primarily due to strong revenue growth and favorable foreign currency translation effects of $0.4 million for the three months ended March 31, 2013, primarily due to the weakening of the Indian Rupee versus the U.S. dollar during the three months ended March 31, 2013 compared to the same period in the prior year.

Other Income (Expense), Net and Taxes

	Three Months Ended March 31,
			% Change vs.
	2013	2012	Prior Year
	(in thousands)
Other income (expense), net	$151	$(124)	-222%
Income tax provision	6,457	6,414	1%

Other income (expense), net. Other income (expense), net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income (expense), net increased $0.3 million in the first quarter of 2013 compared to the first quarter of 2012 primarily due to a $0.2 million decrease in foreign currency losses related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee. We recorded net foreign currency losses of approximately $0.2 million and $0.4 million during the quarters ended March 31, 2013 and 2012, respectively.

Income tax provision. Our effective income tax rate was 32.6% and 36.0% for the quarters ended March 31, 2013 and 2012, respectively. The decrease in the effective tax rate for the quarter ended March 31, 2013 compared to the same quarter in the prior year is principally due to the reinstatement of the federal research and development tax credit in January 2013 for the 2012 and 2013 tax years, partially offset by the establishment of state income tax reserves.

Liquidity and Capital Resources

As of March 31, 2013, we had approximately $108.5 million in cash, cash equivalents, and investments, as compared to $103.0 million at December 31, 2012. Our main source of operating cash flow is cash collections from our customers, which we use to fund our operations. In the remainder of 2013, we expect that our priorities for the use of cash will be our share repurchase program, developing sales and services resources and continued investment in product development to drive and support profitable growth and to extend our market leadership. We expect to continue to weigh our share repurchase options against using cash for investing in the business and acquisition opportunities that are complementary to our product footprint and technology direction. We do not anticipate any borrowing requirements in the remainder of 2013 for general corporate purposes.

Our operating activities generated cash flow of approximately $20.1 million and $13.1 million for the three months ended March 31, 2013 and 2012, respectively. The increase in cash flow from operations was primarily attributable to higher revenue and net earnings and strong cash collections.

Our investing activities used cash of approximately $1.7 million during the three months ended March 31, 2013 and provided cash of approximately $0.3 million during the three months ended March 31, 2012. The primary use of cash for investing activities for the three months ended March 31, 2013 was $0.6 million in capital expenditures and net purchases of $1.1 million in short-term investments. The primary source of cash for investing activities for the three months ended March 31, 2012 was the net maturities of $2.1 million in investments, partially offset by $1.8 million in capital expenditures.

Our financing activities used cash of approximately $13.7 million for both three months periods ended March 31, 2013 and 2012. The principal use of cash for financing activities for the three months ended March 31, 2013 was to purchase approximately $20.5 million of our common stock, including $4.5 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $2.6 million and a $4.2 million excess tax benefit from equity-based compensation. The principal use of cash for financing activities for the three months ended March 31, 2012 was to purchase approximately $33.5 million of our common stock, including $2.8 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $16.1 million and a $3.6 million excess tax benefit from equity-based compensation.

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

Critical Accounting Policies and Estimates

In the first three months of 2013, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the Quantitative and Qualitative Disclosures about Market Risk previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended March 31, 2013. All repurchases related to the repurchase program were made on the open market.

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value) of Shares that
	Number of	Price Paid	as Part of Publicly	May Yet Be Purchased
	Shares	per	Announced Plans	Under the Plans or
Period	Purchased(a)	Share(b)	or Programs	Programs
January 1—January 31, 2013	51,818	$63.48	—	$50,000,000
February 1—February 28, 2013	121,605	68.94	121,437	41,628,666
March 1—March 31, 2013	104,195	72.54	104,195	34,070,706

Total	277,618	69.27	225,632

(a)	Includes 51,818 shares and 168 shares withheld for taxes due upon vesting of restricted stock during January and February, respectively.
(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $63.48 and $68.86 in January and February, respectively.

In April 2013, our Board of Directors approved raising our remaining repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS**	XBRL Instance Document

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date: April 30, 2013	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2013	/s/ Dennis B. Story
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