Form 10-Q
period 2013-06-30
MANHATTAN ASSOCIATES INC
filed 2013-07-31
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the Registrant’s class of capital stock outstanding as of July 25, 2013, the latest practicable date, is as follows: 19,312,084 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended June 30, 2013

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$98,623	$96,737
Short-term investments	7,887	6,310
Accounts receivable, net of allowance of $5,262 and $6,235 in 2013 and 2012, respectively	68,469	62,102
Deferred income taxes	6,915	7,787
Prepaid expenses and other current assets	8,456	8,571

Total current assets	190,350	181,507

Property and equipment, net	14,169	15,650
Goodwill, net	62,262	62,265
Deferred income taxes	678	732
Other assets	1,382	1,659

Total assets	$268,841	$261,813

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,380	$10,229
Accrued compensation and benefits	14,699	16,720
Accrued and other liabilities	9,754	12,233
Deferred revenue	54,494	47,935
Income taxes payable	4,482	4,024

Total current liabilities	90,809	91,141

Other non-current liabilities	10,626	9,163

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2013 and 2012	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 19,308,861 and 19,620,967 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	193	196
Retained earnings	174,768	166,016
Accumulated other comprehensive loss	(7,555)	(4,703)

Total shareholders’ equity	167,406	161,509

Total liabilities and shareholders’ equity	$268,841	$261,813

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
Revenue:
Software license	$16,136	$15,345	$30,381	$30,932
Services	78,203	69,322	153,090	139,692
Hardware and other	8,177	8,900	15,646	14,424

Total revenue	102,516	93,567	199,117	185,048
Costs and expenses:
Cost of license	1,937	1,488	3,715	3,265
Cost of services	35,058	30,322	70,104	62,032
Cost of hardware and other	7,023	7,540	13,237	11,988
Research and development	11,032	10,802	22,508	22,353
Sales and marketing	11,888	11,415	23,322	23,818
General and administrative	7,932	9,240	17,440	19,548
Depreciation and amortization	1,459	1,418	2,943	2,762

Total costs and expenses	76,329	72,225	153,269	145,766

Operating income	26,187	21,342	45,848	39,282
Other income, net	1,243	802	1,394	678

Income before income taxes	27,430	22,144	47,242	39,960
Income tax provision	10,023	7,972	16,480	14,386

Net income	$17,407	$14,172	$30,762	$25,574

Basic earnings per share	$0.91	$0.72	$1.60	$1.29
Diluted earnings per share	$0.89	$0.70	$1.57	$1.25

Weighted average number of shares:
Basic	19,222	19,765	19,274	19,834
Diluted	19,509	20,351	19,597	20,494

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)

Net income	$17,407	$14,172	$30,762	$25,574

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,772)	(1,822)	(2,852)	(734)
Unrealized gain on investments, net of tax of $53	—	92	—	92

Other comprehensive loss	(2,772)	(1,730)	(2,852)	(642)

Comprehensive income	$14,635	$12,442	$27,910	$24,932

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)
Operating activities:
Net income	$30,762	$25,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,943	2,762
Equity-based compensation	4,040	3,637
Loss (gain) on disposal of equipment	1	(3)
Tax benefit of stock awards exercised/vested	4,987	4,981
Excess tax benefits from equity-based compensation	(4,874)	(4,062)
Deferred income taxes	2,265	2,461
Unrealized foreign currency (gain) loss	(372)	173
Changes in operating assets and liabilities:
Accounts receivable, net	(6,971)	(8,206)
Other assets	227	650
Accounts payable, accrued and other liabilities	(7,341)	(4,056)
Income taxes	887	7,163
Deferred revenue	7,142	2,876

Net cash provided by operating activities	33,696	33,950

Investing activities:
Purchase of property and equipment	(1,633)	(3,250)
Net (purchases) maturities of investments	(2,055)	1,223

Net cash used in investing activities	(3,688)	(2,027)

Financing activities:
Purchase of common stock	(34,902)	(50,235)
Proceeds from issuance of common stock from options exercised	3,861	17,933
Excess tax benefits from equity-based compensation	4,874	4,062

Net cash used in financing activities	(26,167)	(28,240)

Foreign currency impact on cash	(1,955)	(771)

Net change in cash and cash equivalents	1,886	2,912
Cash and cash equivalents at beginning of period	96,737	92,180

Cash and cash equivalents at end of period	$98,623	$95,092

See accompanying Notes to Condensed Consolidated Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

June 30, 2013

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $3.9 million and $3.2 million for the three months ended June 30, 2013 and 2012, respectively, and $7.2 million and $5.6 million for the six months ended June 30, 2013 and 2012, respectively.

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

June 30, 2013

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

At June 30, 2013, the Company’s cash, cash equivalents, and short-term investments balances were $58.2 million, $40.4 million, and $7.9 million, respectively. The Company currently has no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At June 30, 2013 and December 31, 2012, the Company had $30.3 million and $35.2 million in money market funds, respectively, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has no investments classified as Level 2 or Level 3.

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

The Company recorded equity-based compensation related to stock options granted in prior years of $11,000 and $140,000 during the three months ended June 30, 2013 and 2012, respectively, and $159,000 and $260,000 for the six months ended June 30, 2013 and 2012, respectively.

A summary of changes in outstanding options for the six months ended June 30, 2013 is as follows:

Number of Options
Outstanding at December 31, 2012	371,750
Exercised	(179,651)
Forfeited and expired	(5,906)

Outstanding at June 30, 2013	186,193

The Company granted 17,020 RSUs and 18,196 RSUs during the three months ended June 30, 2013 and 2012, respectively, and 211,292 RSUs and 216,075 RSUs during the six months ended June 30, 2013 and 2012, respectively. The Company recorded equity-based compensation expense related to restricted stock and RSUs of $2.1 million and $1.8 million during the three months ended June 30, 2013 and 2012, respectively, and $3.9 million and $3.4 million during the six months ended June 30, 2013 and 2012.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2013

(Unaudited)

A summary of changes in unvested shares/units for the six months ended June 30, 2013 is as follows:

Number of shares/units
Outstanding at December 31, 2012	597,199
Granted	211,292
Vested	(214,006)
Forfeited	(132,920)

Outstanding at June 30, 2013	461,565

5.	Income Taxes

The Company’s effective tax rate was 36.5% and 36.0% for the quarters ended June 30, 2013 and 2012, respectively, and 34.9% and 36.0% for the six months ended June 30 2013 and 2012, respectively. The increase in the effective tax rate for the quarter ended June 30, 2013 is due to an increase in foreign taxes, partially offset by the reinstatement of the federal research and development tax credit for the 2013 tax year. The decrease in the effective tax rate for the six months ended June 30, 2013 is due to the reinstatement of the federal research and development tax credit in January 2013 for the 2012 and 2013 tax years, partially offset by the establishment of state income tax reserves and an increase in foreign taxes.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification. For the three months ended June 30, 2013, there were no material changes to the Company’s uncertain tax positions. Nor has there has been any change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$17,407	$14,172	$30,762	$25,574
Earnings per share:
Basic	$0.91	$0.72	$1.60	$1.29
Effect of CESs	(0.02)	(0.02)	(0.03)	(0.04)

Diluted	$0.89	$0.70	$1.57	$1.25

Weighted average number of shares:
Basic	19,222	19,765	19,274	19,834
Effect of CESs	287	586	323	660

Diluted	19,509	20,351	19,597	20,494

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2013

(Unaudited)

There were no anti-dilutive CESs during 2012 and 2013.

7.	Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business, and occasionally legal proceedings not in the ordinary course. Many of the Company’s product installations involve software products that are critical to the operations of its customers’ businesses. Any failure in a product could result in a claim for substantial damages against the Company, regardless of its responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in the Company’s contracts will be enforceable in all instances. The Company is not presently involved in any material litigation. The Company expenses legal costs associated with loss contingencies as such claims are incurred.

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

The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.7 million for both three months periods ended June 30, 2013 and 2012, and approximately $1.3 million and $1.9 million for the six months ended June 30, 2013 and 2012, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.

The following table presents the revenues, expenses and operating income by reporting segment for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013				2012
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
License	$13,462	$1,118	$1,556	$16,136	$12,361	$3,257	$(273)	$15,345
Services	62,510	10,477	5,216	78,203	56,349	8,760	4,213	69,322
Hardware and other	7,628	369	180	8,177	8,384	317	199	8,900

Total revenue	83,600	11,964	6,952	102,516	77,094	12,334	4,139	93,567

Costs and Expenses:
Cost of revenue	34,435	6,212	3,371	44,018	30,698	6,014	2,638	39,350
Operating expenses	26,592	2,939	1,321	30,852	26,964	3,314	1,179	31,457
Depreciation and amortization	1,317	77	65	1,459	1,302	62	54	1,418

Total costs and expenses	62,344	9,228	4,757	76,329	58,964	9,390	3,871	72,225

Operating income	$21,256	$2,736	$2,195	$26,187	$18,130	$2,944	$268	$21,342

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2013

(Unaudited)

	Six Months Ended June 30,
	2013				2012
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$24,991	$2,437	$2,953	$30,381	$23,350	$7,316	$266	$30,932
Services	123,790	20,240	9,060	153,090	113,465	16,806	9,421	139,692
Hardware and other	14,639	718	289	15,646	13,474	619	331	14,424

Total revenue	163,420	23,395	12,302	199,117	150,289	24,741	10,018	185,048

Costs and Expenses:
Cost of revenue	68,249	12,372	6,435	87,056	59,715	12,079	5,491	77,285
Operating expenses	54,289	6,383	2,598	63,270	56,223	7,016	2,480	65,719
Depreciation and amortization	2,662	151	130	2,943	2,536	122	104	2,762

Total costs and expenses	125,200	18,906	9,163	153,269	118,474	19,217	8,075	145,766

Operating income	$38,220	$4,489	$3,139	$45,848	$31,815	$5,524	$1,943	$39,282

License revenues related to the Company’s warehouse and non-warehouse product groups for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Warehouse	$9,375	$9,746	$18,626	$18,423
Non-Warehouse	6,761	5,599	11,755	12,509

Total software license revenue	$16,136	$15,345	$30,381	$30,932

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Professional services	$52,492	$45,497	$101,643	$92,118
Customer support and software enhancements	25,711	23,825	51,447	47,574

Total services revenue	$78,203	$69,322	$153,090	$139,692

9.	New Accounting Pronouncements

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

In July 2013, the FASB issued an ASU on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, an amendment to the Income Taxes Topic of the FASB

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2013

(Unaudited)

Accounting Standards Codification. The ASU requires companies to net the liability related to an unrecognized tax benefit against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. In addition, under this ASU, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2013. The Company does not anticipate the adoption of this ASU will have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2012. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.

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

In the three and six months ended June 30, 2013, we generated $102.5 million and $199.1 million, in total revenue, respectively, with a revenue mix of: license revenue 16%; services revenue 76%; and hardware and other revenue 8% for the three months ended June 30, 2013, and license revenue 15%; services revenue 77%; and hardware and other revenue 8% for the six months ended June 30, 2013.

We manage our business based on three geographic regions: North America and Latin America (Americas); Europe, Middle East, and Africa (EMEA); and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $25.8 million and $50.5 million for the three and six months ended June 30, 2013, respectively, which represents approximately 25% of our total revenue for both periods. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2013, we employed approximately 2,450 employees worldwide, of which 1,160 employees are based in the Americas, 175 employees in EMEA, and 1,115 employees in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macroeconomic trends, technology spending, and supply chain management market growth are important barometers for our business. In both the three and six month periods ended June 30, 2013, approximately 75% of our total revenue was generated in the United States, 12% in EMEA, and the balance in APAC, Canada, and Latin America. Gartner Inc., an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in the United States (50%) and Western Europe (28%); consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

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

In July 2013, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update lowering its previous 2013 world economic growth forecast to 3.1 percent growth in 2013, which is the same as 2012 growth rate. The WEO update noted that “global growth will recover from slightly above 3 percent in 2013 to 3 3/4 percent in 2014, some  1/4 percent weaker for both years than the April 2013 projections.” The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 1.2 percent in 2013 and 2.1 percent in 2014, while the emerging and developing economies would continue to grow at a solid pace of about 5.0 percent in 2013 and 5.4 percent in 2014.

During 2012 and continuing into 2013, the overall trend has been steady for the Company’s large license deals, with recognized $1.0 million or larger software license sales totaling twelve for 2012 and totaling seven in the first half of 2013. However, the large deal flow has been inconsistent from quarter to quarter, reflecting what we believe to be ongoing macroeconomic uncertainty in the United States and Western Europe. While we are encouraged by our 2012 and first half of 2013 results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ buying decisions, making it more difficult to forecast sales cycles for our products and the timing of large software license deals.

Revenue

License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. License revenue totaled $16.1 million, or 16% of total revenue, with gross margins of 88.0% for the three months ended June 30, 2013, and $30.4 million, or 15% of total revenue, with gross margins of 87.8% for the six months ended June 30, 2013. Our typical license revenue percentage mix of new to existing customers historically has approximated 50/50. However, for the three and six months ended June 30, 2013, the percentage mix of new to existing customers was approximately 30/70. We believe our current mix of new customer to existing customer license sales will fluctuate with continuing global macroeconomic uncertainty; however, we anticipate that the mix will return to historically normal levels in improved global economic conditions.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.0 million of license revenue in the second quarter of 2013 equates to approximately $0.03 of diluted earnings per share impact.

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

Services revenue. Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (CSSE). Services revenue totaled $78.2 million, or 76% of total revenue, with gross margins of 55.2% for the three months ended June 30, 2013, and $153.1 million, or 77% of total revenue, with gross margins of 54.2% for the six months ended June 30, 2013. Professional services accounted for approximately 65% of total services revenue and approximately 50% of total revenue in the three and six months ended June 30, 2013. Our operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At June 30, 2013, our services organization totaled approximately 1,490 employees, accounting for 60% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software more rapidly than if they were to rely on internal or other third party services, enable the customer to maximize value from our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

Our CSSE revenues totaled $25.7 million and $51.4 million for the three and six months ended June 30, 2013, respectively, representing approximately 35% of services revenue and approximately 25% of total revenue for both periods. The growth of CSSE revenues is influenced by: (i) new license revenue growth, (ii) annual renewal of support contracts, and (iii) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and software enhancements has been greater than 90%. CSSE fees generally are paid in advance, and our CSSE revenue generally is recognized ratably over the term of the agreement, typically twelve months. CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $8.2 million, representing 8% of total revenue with gross margins of 14.1% for the three months ended June 30, 2013, and $15.6 million, representing 8% of total revenue with gross margins of 15.4% for the six months ended June 30, 2013. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $3.9 million and $7.2 million for the three and six months ended June 30, 2013.

Product Development

We continue to invest significantly in research and development (R&D), which historically has averaged 13% to 15% of revenue (excluding hardware and other revenue) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses were $11.0 million and $22.5 million for the three and six months ended June 30, 2013, respectively. At June 30, 2013, our R&D organization totaled approximately 630 employees, located in the U.S. and India, representing approximately 25% of our total employees worldwide.

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

Cash Flow and Financial Condition

For the three and six months ended June 30, 2013, we generated cash flow from operating activities of $13.6 million and $33.7 million, respectively. Our cash, cash equivalents, and investments at June 30, 2013 totaled $106.5 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 421,820 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the six months ended June 30, 2013. In July 2013, our Board of Directors approved raising the Company’s remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

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

Results of Operations

The following table summarizes our consolidated results for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Revenue	$102,516	$93,567	$199,117	$185,048
Costs and expenses	(76,329)	(72,225)	(153,269)	(145,766)

Operating income	26,187	21,342	45,848	39,282
Other income, net	1,243	802	1,394	678

Income before income taxes	27,430	22,144	47,242	39,960
Net income	$17,407	$14,172	$30,762	$25,574

Diluted earnings per share	$0.89	$0.70	$1.57	$1.25

Diluted weighted average number of shares	19,509	20,351	19,597	20,494

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During the three and six months ended June 30, 2013 and 2012, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change vs. Prior Year	2013	2012	% Change vs. Prior Year
	(in thousands)			(in thousands)
Revenue:

Software license
Americas	$13,462	$12,361	9%	$24,991	$23,350	7%
EMEA	1,118	3,257	–66%	2,437	7,316	–67%
APAC	1,556	(273)	670%	2,953	266	1010%

Total software license	$16,136	$15,345	5%	$30,381	$30,932	–2%

Services
Americas	$62,510	$56,349	11%	$123,790	$113,465	9%
EMEA	10,477	8,760	20%	20,240	16,806	20%
APAC	5,216	4,213	24%	9,060	9,421	–4%

Total services	$78,203	$69,322	13%	$153,090	$139,692	10%

Hardware and Other
Americas	$7,628	$8,384	–9%	$14,639	$13,474	9%
EMEA	369	317	16%	718	619	16%
APAC	180	199	–10%	289	331	–13%

Total hardware and other	$8,177	$8,900	–8%	$15,646	$14,424	8%

Summarizes revenue and operating profit by region (continued):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change vs. Prior Year	2013	2012	% Change vs. Prior Year
	(in thousands)			(in thousands)

Total Revenue
Americas	$83,600	$77,094	8%	$163,420	$150,289	9%
EMEA	11,964	12,334	–3%	23,395	24,741	–5%
APAC	6,952	4,139	68%	12,302	10,018	23%

Total revenue	$102,516	$93,567	10%	$199,117	$185,048	8%

Operating income:
Americas	$21,256	$18,130	17%	$38,220	$31,815	20%
EMEA	2,736	2,944	–7%	4,489	5,524	–19%
APAC	2,195	268	719%	3,139	1,943	62%

Total operating income	$26,187	$21,342	23%	$45,848	$39,282	17%

Summary of the Second Quarter 2013 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.89 in the second quarter of 2013, compared to $0.70 in the second quarter of 2012.

•

Consolidated total revenue was $102.5 million in the second quarter of 2013, compared to $93.6 million in the second quarter of 2012. License revenue was $16.1 million in the second quarter of 2013, compared to $15.3 million in the second quarter of 2012.

•	Operating income was $26.2 million in the second quarter of 2013, compared to $21.3 million in the second quarter of 2012.

•

Cash flow from operations was $13.6 million in the second quarter of 2013, compared to $20.9 million in the second quarter of 2012. Days Sales Outstanding was 61 days at June 30, 2013, compared to 56 days at March 31, 2013.

•	Cash and investments on-hand were $106.5 million at June 30, 2013, compared to $108.5 million at March 31, 2013.

•

During the three months ended June 30, 2013, we repurchased 196,188 shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $14.4 million. In July 2013, the Board of Directors approved raising our share repurchase authority to an aggregate of $50.0 million of our outstanding common stock.

The results of our operations for the second quarters of 2013 and 2012 are discussed below.

Revenue

	Three Months Ended June 30,
			% Change vs.	% of Total Revenue
	2013	2012	Prior Year	2013	2012
	(in thousands)

Software license	$16,136	$15,345	5%	16%	16%
Services	78,203	69,322	13%	76%	74%
Hardware and other	8,177	8,900	–8%	8%	10%

Total revenue	$102,516	$93,567	10%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services, and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue. License revenue increased $0.8 million, or 5%, in the quarter ended June 30, 2013 compared to the same period in the prior year. We completed four large software license deals greater than $1.0 million in the second quarter of 2013. The license sales percentage mix across our product suite in the quarter ended June 30, 2013 was approximately 55/45 of warehouse management solutions to non-warehouse management solutions.

Services revenue. Services revenue increased $8.9 million, or 13%, in the second quarter of 2013 compared to the same quarter in the prior year due to a $7.0 million increase in professional services revenue and a $1.9 million increase in customer support and software enhancements. The increase in services revenue was due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas, EMEA and APAC segments increased $6.2 million, $1.7 million and $1.0 million, respectively, in the second quarter of 2013 compared to the second quarter of 2012.

Hardware and other. Hardware sales decreased by $1.4 million to $4.3 million in the second quarter of 2013 compared to $5.7 million for the second quarter of 2012. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $3.9 million and $3.2 million for the quarters ended June 30, 2013 and 2012, respectively.

Cost of Revenue

	Three Months Ended June 30,
	2013	2012	% Change vs. Prior Year

Cost of software license	$1,937	$1,488	30%
Cost of services	35,058	30,322	16%
Cost of hardware and other	7,023	7,540	–7%

Total cost of revenue	$44,018	$39,350	12%

Cost of license. Cost of license consists of the costs associated with software reproduction, hosting services and royalties on third-party software sold with or as part of our products. Cost of license increased by $0.4 million in the second quarter of 2013 compared to the same quarter of 2012.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $4.7 million, or 16%, increase in cost of services in the quarter ended June 30, 2013 compared to the same quarter in the prior year was principally due to a $3.6 million increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization, a $0.5 million increase in performance-based bonus expenses and a $0.3 million increase in travel expenses.

Cost of hardware and other. Cost of hardware decreased by $1.2 million to $3.2 million in the second quarter of 2013 compared to $4.4 million in the same quarter of 2012. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $3.9 million and $3.1 million for the quarters ended June 30, 2013 and 2012, respectively.

Operating Expenses

	Three Months Ended June 30,
	2013	2012	% Change vs. Prior Year
	(in thousands)

Research and development	$11,032	$10,802	2%
Sales and marketing	11,888	11,415	4%
General and administrative	7,932	9,240	–14%
Depreciation and amortization	1,459	1,418	3%

Operating expenses	$32,311	$32,875	–2%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended June 30, 2013 slightly increased as compared to the quarter ended June 30, 2012.

Our principal research and development activities have focused on the integration of acquired products, new product releases and the expansion of our existing products, including the product footprint of our supply chain optimization solutions suite, which we call Supply Chain Optimization from Planning through Execution (SCOPE). The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates integration with ERP and other supply chain solutions. For each of the quarters ended June 30, 2013 and 2012, we did not capitalize any research and development costs.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $0.5 million, or 4%, in the second quarter of 2013 compared to the same quarter of the prior year primarily due to an increase of $0.7 million in marketing programs partially offset by a decrease of $0.4 million in performance-based bonus expenses.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses decreased by $1.3 million, or 14%, in the current year quarter compared to the same quarter in the prior year principally due to a $1.6 million reversal of a previously expensed transaction tax resulting from the expiration of the tax audit statutes, partially offset by an increase of $0.3 million in compensation and other personnel-related expenses including temporary contracted personnel, and an increase of $0.3 million in equity-based compensation.

Depreciation and amortization. Depreciation expense was $1.5 million and $1.4 million for the quarters ended June 30, 2013 and 2012, respectively. Amortization of intangibles associated with various acquisitions in prior years was immaterial as they are nearly fully amortized.

Operating Income

Operating income for the second quarter of 2013 was $26.2 million compared to $21.3 million for the second quarter of 2012. Operating margins were 25.5% for the second quarter of 2013 versus 22.8% for the same quarter in the prior year. Operating income and margin increased primarily due to strong revenue growth and expense management during the year. In addition, operating income for the three months ended June 30, 2013 included a $1.6 million reversal of a previously expensed transaction tax resulting from the expiration of the tax audit statutes.

Other Income, Net and Taxes

	Three Months Ended June 30,
	2013	2012	% Change vs. Prior Year

Other income, net	$1,243	$802	55%
Income tax provision	10,023	7,972	26%

Other income, net. Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $0.4 million in the second quarter of 2013 compared to the second quarter of 2012 primarily due to a $0.4 million increase in foreign currency gains related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee. We recorded net foreign currency gains of approximately $1.0 million and $0.6 million during the quarters ended June 30, 2013 and 2012, respectively.

Income tax provision. Our effective income tax rate was 36.5% and 36.0% for the quarters ended June 30, 2013 and 2012, respectively. The increase in the effective tax rate for the quarter ended June 30, 2013 compared to the same quarter in the prior year is principally due to an increase in foreign taxes, partially offset by the reinstatement of the federal research and development tax credit for the 2013 tax year.

Summary of the First Half of 2013 Condensed Consolidated Financial Results

•	Diluted earnings per share for the six months ended June 30, 2013 was a record $1.57, compared to $1.25 for the six months ended June 30, 2012.

•

Consolidated revenue for the six months ended June 30, 2013 was a record $199.1 million, compared to $185.0 million for the six months ended June 30, 2012. License revenue was $30.4 million for the six months ended June 30, 2013, compared to $30.9 million for the six months ended June 30, 2012.

•	Operating income was $45.8 million for the six months ended June 30, 2013, compared to $39.3 million for the six months ended June 30, 2012.

•

During the six months ended June 30, 2013, we repurchased 421,820 shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $30.3 million.

The results of our operations for the six months ended June 30, 2013 and 2012 are discussed below.

Revenue

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2013	2012	Prior Year	2013	2012
	(in thousands)

Software license	$30,381	$30,932	–2%	15%	17%
Services	153,090	139,692	10%	77%	75%
Hardware and other	15,646	14,424	8%	8%	8%

Total revenue	$199,117	$185,048	8%	100%	100%

License revenue. License revenue decreased slightly by $0.6 million, or 2%, in the six months ended June 30, 2013 over the same period in the prior year. Our license revenue performance depends heavily on the number and relative value of large deals we close in the period. We completed seven large deals greater than $1.0 million in the first six months of 2013 and 2012. Due to the sluggish economic recovery in the United States and other geographic regions in which we operate, the sales cycle on these deals remains somewhat less predictable.

The license sales percentage mix across our product suite in the six months ended June 30, 2013 was approximately 60/40 of warehouse management solutions to non-warehouse management solutions, respectively.

Services revenue. Services revenue increased $13.4 million, or 10%, in the six months ended June 30, 2013 compared to the same period in the prior year due to a $9.5 million increase in professional services revenue and a $3.9 million increase in customer support and software enhancements. The increase in services revenue was primarily due to customer-specific initiatives in conjunction with customer upgrade activity and implementation services for large license deals signed. Services revenue for the Americas and EMEA segments increased $10.3 million and $3.4 million, respectively, partially offset by a decrease in services revenue for the APAC segment of $0.4 million, in the six months ended June 30, 2013 compared to the same period in the prior year.

Hardware and other. Hardware sales decreased by $0.3 million, or 4%, to $8.5 million in the six months ended June 30, 2013 compared to $8.8 million for the same period in the prior year. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from year to year. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $7.2 million and $5.6 million for the six months ended June 30, 2013 and 2012, respectively.

Cost of Revenue

	Six Months Ended June 30,
	2013	2012	% Change vs. Prior Year

Cost of software license	$3,715	$3,265	14%
Cost of services	70,104	62,032	13%
Cost of hardware and other	13,237	11,988	10%

Total cost of revenue	$87,056	$77,285	13%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services and royalties on third-party software sold with or as part of our products. Cost of license increased by $0.5 million, or 14%, in the first half of 2013 compared to the same period of 2012 principally due to the increase in royalties fees.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $8.1 million, or 13%, increase in cost of services in the six months ended June 30, 2013 compared to the same period in the prior year was principally due to a $7.0 million increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization, an increase of $0.4 million in equity-based compensation and an increase of $0.3 million in performance-based bonus expense.

Cost of hardware and other. Cost of hardware decreased by $0.4 million to approximately $6.1 million in the six months ended June 30, 2013 compared to $6.5 million in the same period of 2012. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $7.1 million and $5.5 million for the six months ended June 30, 2013 and 2012, respectively.

Operating Expenses

	Six Months Ended June 30,
	2013	2012	% Change vs. Prior Year
	(in thousands)

Research and development	$22,508	$22,353	1%
Sales and marketing	23,322	23,818	–2%
General and administrative	17,440	19,548	–11%
Depreciation and amortization	2,943	2,762	7%

Operating expenses	$66,213	$68,481	–3%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the six months ended June 30, 2013 increased slightly by $0.2 million, or 1%, compared to the same period in 2012.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased slightly by $0.5 million, or 2%, in the first half of 2013 compared to the same period of the prior year. This decrease was mainly attributable to the decrease in performance-based compensation expense of $1.2 million partially offset by an increase in travel expenses of $0.5 million and an increase in marketing programs expense of $0.4 million.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses decreased $2.1 million, or 11%, during the six months ended June 30, 2013 compared to the same period in the prior year. The decrease was primarily attributable to a $1.6 million reversal of a previously expensed transaction tax resulting from the expiration of the tax audit statutes and a decrease of $0.6 million in professional fees, partially offset by an increase of $0.3 million in compensation and other personnel-related expenses including temporary contracted personnel.

Depreciation and amortization. Depreciation expense amounted to $2.9 million and $2.8 million for the six months ended June 30, 2013 and 2012, respectively. Amortization of intangibles associated with various acquisitions in prior years was immaterial as they are nearly fully amortized.

Operating Income

Operating income for the six months ended June 30, 2013 was $45.8 million compared to $39.3 million for the six months ended June 30, 2012. Operating margins were 23.0% for the first six months of 2013 versus 21.2% for the first six months of 2012. Operating income and margin for the six months ended June 30, 2013 included a $1.6 million reversal of a previously expensed transaction tax resulting from the expiration of the tax audit statutes. Furthermore, operating income and margins increased due to strong revenue growth and expense management during the year in addition to favorable foreign currency translation effects of $0.5 million for the six months ended June 30, 2013, primarily due to the weakening of the Indian Rupee versus the U.S. dollar during the six months ended June 30, 2013 compared to the same period in the prior year.

Other Income, Net and Taxes

	Six Months Ended June 30,
	2013	2012	% Change vs. Prior Year

Other income, net	$1,394	$678	106%
Income tax provision	16,480	14,386	15%

Other income, net. Other income, net principally includes interest income, foreign currency gains and losses and other non-operating expenses. Other income, net increased $0.7 million in the six months ended June 30, 2013 compared to the same period in 2012 primarily related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee. We recorded a net foreign currency gains of $0.8 million and $0.2 million during the six months ended June 30, 2013 and 2012, respectively.

Income tax provision. Our effective income tax rate was 34.9% and 36.0% for the six months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate for the six months ended June 30, 2013 compared to the same period in the prior year is principally due to the reinstatement of the federal research and development tax credit in January 2013 for the 2012 and 2013 tax years, partially offset by the establishment of state income tax reserves and an increase in foreign taxes.

Liquidity and Capital Resources

Our consolidated cash and investments as of June 30, 2013 was $106.5 million with $38.3 million held by our foreign subsidiaries. Our main source of operating cash flow is cash collections from our customers, which we use to fund our operations. We believe that our cash balances and positive operating cash flow in the U.S. are sufficient to fund our current and projected liquidity needs in the U.S. for the foreseeable future. For our foreign subsidiaries, it is our intent to reinvest undistributed earnings, totaling $34.9 million at June 30, 2013, and indefinitely postpone their remittance to the U.S. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which could result in a higher effective tax rate.

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

Our operating activities generated cash flow of approximately $33.7 million and $34.0 million for the six months ended June 30, 2013 and 2012, respectively.

Our investing activities used cash of approximately $3.7 million and $2.0 million during the six months ended June 30, 2013 and 2012, respectively. The primary use of cash for investing activities for the six months ended June 30, 2013 was $1.6 million in capital expenditures and net purchases of $2.1 million in short-term investments. The primary use of cash for investing activities for the six months ended June 30, 2012 was $3.2 million in capital expenditures partially offset by the net maturities of $1.2 million in short-term investments.

Our financing activities used cash of approximately $26.2 million and $28.2 million for the six months ended June 30, 2013 and 2012, respectively. The principal use of cash for financing activities for the six months ended June 30, 2013 was to purchase approximately $34.9 million of our common stock, including $4.6 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $3.9 million and a $4.9 million excess tax benefit from equity-based compensation. The principal use of cash for financing activities for the six months ended June 30, 2012 was to purchase approximately $50.2 million of our common stock, including $3.0 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $17.9 million and a $4.1 million excess tax benefit from equity-based compensation.

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

Critical Accounting Policies and Estimates

In the first six months of 2013, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

Many of our product installations involve software products that are critical to the operations of our customers’ businesses. Any failure in our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended June 30, 2013. All repurchases related to the repurchase program were made on the open market.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2013	24,363	$69.60	24,133	$48,320,145
May 1 - May 31, 2013	92,706	72.44	92,706	41,604,946
June 1 - June 30, 2013	79,349	75.78	79,349	35,591,674

Total	196,418	73.44	196,188

(a)	Includes 230 shares withheld for taxes due upon vesting of restricted stock during April.
(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $68.51 in April.

In July 2013, our Board of Directors approved raising our repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 10.1	(a) Form of Executive Employment Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on April 4, 2013).

(b) Updated Schedule to Form of Executive Employment Agreement of Initial Salaries and Target Bonus Opportunities for Named Executive Officers

Exhibit 10.2	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on April 4, 2013).

Exhibit 10.3	Executive Employment agreement with Steven P. Smith

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date: July 31, 2013	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2013	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1	(a) Form of Executive Employment Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on April 4, 2013).

(b) Updated Schedule to Form of Executive Employment Agreement of Initial Salaries and Target Bonus Opportunities for Named Executive Officers

Exhibit 10.2	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on April 4, 2013).

Exhibit 10.3	Executive Employment agreement with Steven P. Smith

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.