Form 10-Q
period 2013-09-30
MANHATTAN ASSOCIATES INC
filed 2013-10-31
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the Registrant’s class of capital stock outstanding as of October 29, 2013, the latest practicable date, is as follows: 19,207,191 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended September 30, 2013

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$118,237	$96,737
Short term investments	7,656	6,310
Accounts receivable, net of allowance of $4,654 and $6,235 in 2013 and 2012, respectively	68,223	62,102
Deferred income taxes	7,525	7,787
Prepaid expenses and other current assets	7,061	8,571

Total current assets	208,702	181,507

Property and equipment, net	14,248	15,650
Goodwill, net	62,269	62,265
Deferred income taxes	675	732
Other assets	1,550	1,659

Total assets	$287,444	$261,813

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,500	$10,229
Accrued compensation and benefits	16,253	16,720
Accrued and other liabilities	10,331	12,233
Deferred revenue	54,775	47,935
Income taxes payable	9,934	4,024

Total current liabilities	99,793	91,141

Other non-current liabilities	10,761	9,163

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2013 and 2012	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 19,212,561 and 19,620,967 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	192	196
Retained earnings	184,676	166,016
Accumulated other comprehensive loss	(7,978)	(4,703)

Total shareholders’ equity	176,890	161,509

Total liabilities and shareholders’ equity	$287,444	$261,813

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Software license	$14,768	$16,164	$45,149	$47,096
Services	85,025	71,886	238,115	211,578
Hardware and other	8,009	7,791	23,655	22,215

Total revenue	107,802	95,841	306,919	280,889
Costs and expenses:
Cost of license	2,445	2,086	6,160	5,351
Cost of services	35,835	32,614	105,939	94,646
Cost of hardware and other	6,812	6,428	20,049	18,416
Research and development	10,906	11,400	33,414	33,753
Sales and marketing	9,863	10,999	33,185	34,817
General and administrative	9,755	9,258	27,195	28,806
Depreciation and amortization	1,414	1,379	4,357	4,141

Total costs and expenses	77,030	74,164	230,299	219,930

Operating income	30,772	21,677	76,620	60,959
Other income (loss), net	546	(247)	1,940	431

Income before income taxes	31,318	21,430	78,560	61,390
Income tax provision	11,630	7,621	28,110	22,007

Net income	$19,688	$13,809	$50,450	$39,383

Basic earnings per share	$1.03	$0.71	$2.62	$1.99
Diluted earnings per share	$1.02	$0.69	$2.58	$1.93

Weighted average number of shares:
Basic	19,113	19,568	19,220	19,745
Diluted	19,388	20,130	19,526	20,372

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Net income	$19,688	$13,809	$50,450	$39,383

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(424)	1,868	(3,275)	1,134
Unrealized loss on investments	—	—	—	92

Other comprehensive income	(424)	1,868	(3,275)	1,226

Comprehensive income	$19,264	$15,677	$47,175	$40,609

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Operating activities:
Net income	$50,450	$39,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,357	4,141
Equity-based compensation	5,249	5,795
Loss (gain) on disposal of equipment	32	(46)
Tax benefit of stock awards exercised/vested	6,301	7,034
Excess tax benefits from equity-based compensation	(6,005)	(5,726)
Deferred income taxes	1,448	2,807
Unrealized foreign currency loss	56	411
Changes in operating assets and liabilities:
Accounts receivable, net	(6,313)	(16,772)
Other assets	1,472	1,215
Accounts payable, accrued and other liabilities	(4,602)	(1,595)
Income taxes	6,906	12,266
Deferred revenue	7,035	2,494

Net cash provided by operating activities	66,386	51,407

Investing activities:
Purchase of property and equipment	(3,201)	(4,336)
Net purchases of investments	(2,254)	(236)

Net cash used in investing activities	(5,455)	(4,572)

Financing activities:
Purchase of common stock	(48,715)	(71,667)
Proceeds from issuance of common stock from options exercised	5,369	25,708
Excess tax benefits from equity-based compensation	6,005	5,726

Net cash used in financing activities	(37,341)	(40,233)

Foreign currency impact on cash	(2,090)	308

Net change in cash and cash equivalents	21,500	6,910
Cash and cash equivalents at beginning of period	96,737	92,180

Cash and cash equivalents at end of period	$118,237	$99,090

See accompanying Notes to Condensed Consolidated Financial Statements.

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $4.1 million and $3.6 million for the three months ended September 30, 2013 and 2012, respectively, and $11.3 million and $9.2 million for the nine months ended September 30, 2013 and 2012, respectively.

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

At September 30, 2013, the Company’s cash, cash equivalents, and short-term investments balances were $76.8 million, $41.4 million, and $7.7 million, respectively. The Company currently has no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At September 30, 2013 and December 31, 2012, the Company had $30.4 million and $35.2 million in money market funds, respectively, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has no investments classified as Level 2 or Level 3.

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

The Company recorded equity-based compensation related to stock options granted in prior years of $11,000 and $138,000 during the three months ended September 30, 2013 and 2012, respectively, and $170,000 and $398,000 for the nine months ended September 30, 2013 and 2012, respectively.

A summary of changes in outstanding options for the nine months ended September 30, 2013 is as follows:

Number of Options
Outstanding at December 31, 2012	371,750
Exercised	(236,592)
Forfeited and expired	(6,906)

Outstanding at September 30, 2013	128,252

The Company granted 278 RSUs and 10,830 RSUs during the three months ended September 30, 2013 and 2012, respectively, and 211,570 RSUs and 226,905 RSUs during the nine months ended September 30, 2013 and 2012, respectively. The Company recorded equity-based compensation expense related to restricted stock and RSUs of $1.2 million and $2.0 million during the three months ended September 30, 2013 and 2012, respectively, and $5.1 million and $5.4 million during the nine months ended September 30, 2013 and 2012.

A summary of changes in unvested shares/units for the nine months ended September 30, 2013 is as follows:

Number of shares/units
Outstanding at December 31, 2012	597,199
Granted	211,570
Vested	(223,633)
Forfeited	(135,038)

Outstanding at September 30, 2013	450,098

5.	Income Taxes

The Company’s effective tax rate was 37.1% and 35.6% for the quarters ended September 30, 2013 and 2012, respectively, and 35.8% for the nine months ended September 30 2013 and 2012. The effective rate for the three and nine months ended September 30, 2013 include the reinstatement of the federal research and development tax credit in January 2013 for the 2012 and 2013 tax years. In addition, the effective tax rate for the three and nine months ended September 30, 2013 included the establishment of US federal and state income tax reserves and the reversal of certain domestic tax reserves due to the expiration of the applicable statute of limitations.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification (ASC 740). For the three months ended September 30, 2013, the Company’s uncertain tax positions increased $0.6 million. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$19,688	$13,809	$50,450	$39,383
Earnings per share:
Basic	$1.03	$0.71	$2.62	$1.99
Effect of CESs	(0.01)	(0.02)	(0.04)	(0.06)

Diluted	$1.02	$0.69	$2.58	$1.93

Weighted average number of shares:
Basic	19,113	19,568	19,220	19,745
Effect of CESs	275	562	306	627

Diluted	19,388	20,130	19,526	20,372

There were no anti-dilutive CESs during 2012 and 2013.

7.	Contingencies

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

The Americas segment charges royalty fees to the EMEA and APAC segments based on software licenses sold by those operating segments. The royalties, which totaled approximately $0.8 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $2.1 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively, are included in cost of revenue in EMEA and APAC with a corresponding reduction in the Americas cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs including the costs associated with the Company’s India operations.

The following table presents the revenues, expenses and operating income by reporting segment for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013				2012
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
License	$11,708	$1,793	$1,267	$14,768	$14,649	$796	$719	$16,164
Services	68,868	10,515	5,642	85,025	57,677	9,479	4,730	71,886
Hardware and other	7,401	378	230	8,009	7,331	314	146	7,791

Total revenue	87,977	12,686	7,139	107,802	79,657	10,589	5,595	95,841

Costs and Expenses:
Cost of revenue	35,246	6,522	3,324	45,092	32,959	5,298	2,871	41,128
Operating expenses	25,844	3,453	1,227	30,524	27,716	2,517	1,424	31,657
Depreciation and amortization	1,274	78	62	1,414	1,264	67	48	1,379

Total costs and expenses	62,364	10,053	4,613	77,030	61,939	7,882	4,343	74,164

Operating income	$25,613	$2,633	$2,526	$30,772	$17,718	$2,707	$1,252	$21,677

	Nine Months Ended September 30,
	2013				2012
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$36,699	$4,230	$4,220	$45,149	$37,999	$8,112	$985	$47,096
Services	192,658	30,755	14,702	238,115	171,142	26,285	14,151	211,578
Hardware and other	22,040	1,096	519	23,655	20,805	933	477	22,215

Total revenue	251,397	36,081	19,441	306,919	229,946	35,330	15,613	280,889

Costs and Expenses:
Cost of revenue	103,495	18,894	9,759	132,148	92,674	17,377	8,362	118,413
Operating expenses	80,133	9,836	3,825	93,794	83,939	9,533	3,904	97,376
Depreciation and amortization	3,936	229	192	4,357	3,800	189	152	4,141

Total costs and expenses	187,564	28,959	13,776	230,299	180,413	27,099	12,418	219,930

Operating income	$63,833	$7,122	$5,665	$76,620	$49,533	$8,231	$3,195	$60,959

License revenues related to the Company’s warehouse and non-warehouse product groups for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Warehouse	$10,611	$11,680	$29,237	$30,103
Non-Warehouse	4,157	4,484	15,912	16,993

Total software license revenue	$14,768	$16,164	$45,149	$47,096

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Professional services	$57,690	$47,082	$159,333	$139,200
Customer support and software enhancements	27,335	24,804	78,782	72,378

Total services revenue	$85,025	$71,886	$238,115	$211,578

9.	New Accounting Pronouncements

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

In July 2013, the FASB issued an ASU on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, an amendment to the Income Taxes Topic of the FASB Accounting Standards Codification. The ASU requires companies to net the liability related to an unrecognized tax benefit against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. In addition, under this ASU, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2013. The Company does not anticipate the adoption of this ASU will have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect our opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2012. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.

Business Overview

We are a leading developer and implementer of supply chain commerce software solutions that help organizations optimize their supply chain operations from planning through execution. Our platform-based supply chain software solution portfolios – Manhattan SCOPE® and Manhattan SCALETM – are designed to deliver both business agility and total cost of ownership advantages to customers. Manhattan SCOPE (Supply Chain Optimization, Planning through Execution) leverages our Supply Chain Process Platform (SCPP) to unify the full breadth of the supply chain, while Manhattan SCALE (Supply Chain Architected for Logistics Execution) leverages Microsoft’s .NET® platform to unify logistics functions.

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

Our business model is singularly focused on the development and implementation of complex supply chain commerce software solutions that are designed to optimize supply chain effectiveness and efficiency for our customers. We have three principal sources of revenue:

•	licenses of our supply chain software;

•	professional services, including solutions planning and implementation, related consulting, customer training, and customer support services and software enhancements (collectively, “services”); and

•	hardware sales and other revenue.

In the three and nine months ended September 30, 2013, we generated $107.8 million and $306.9 million, in total revenue, respectively, with a revenue mix of: license revenue 15%; services revenue 77%; and hardware and other revenue 8% for the nine months ended September 30, 2013.

We manage our business based on three geographic regions: North America and Latin America (Americas); Europe, Middle East, and Africa (EMEA); and Asia Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $30.1 million and $80.6 million for the three and nine months ended September 30, 2013, respectively, which represents approximately 28% and 26% of our total revenue for the respective periods. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2013, we employed approximately 2,510 employees worldwide, of which 1,170 employees are based in the Americas, 175 employees in EMEA, and 1,165 employees in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macroeconomic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and nine month periods ended September 30, 2013, approximately 72% and 74%, respectively of our total revenue was generated in the United States, 14% in EMEA, and the balance in APAC, Canada, and Latin America. Gartner Inc., an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in the United States (50%) and Western Europe (28%); consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

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

In October 2013, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update lowering its previous 2013 world economic growth forecast to 2.9 percent growth in 2013, which is the same as 2012 growth rate. The WEO update noted that “the global economy could grow by only slightly more than 3 percent a year over the medium terms, instead of accelerating to over 4 percent.” The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 1.2 percent in 2013 and 2.0 percent in 2014, while the emerging and developing economies would continue to grow at a solid pace of about 4.5 percent in 2013 and 5.1 percent in 2014.

During 2012 and continuing into 2013, the overall trend has been steady for the Company’s large license deals, with recognized $1.0 million or larger software license sales totaling twelve for 2012 and totaling nine in the first nine months of 2013. However, the large deal flow has been inconsistent from quarter to quarter, reflecting what we believe to be ongoing macroeconomic uncertainty in the United States and Western Europe. While we are encouraged by our 2012 and first nine months of 2013 results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it more difficult to forecast sales cycles for our products and the timing of large enterprise software license deals.

Revenue

License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. License revenue totaled $14.8 million, or 14% of total revenue, with gross margins of 83.4% for the three months ended September 30, 2013, and $45.1 million, or 15% of total revenue, with gross margins of 86.4% for the nine months ended September 30, 2013. Our license revenue percentage mix of new to existing customers for the three months ended September 30, 2013 was approximately 50/50 which is consistent with historically normal levels. However, for the nine months ended September 30, 2013, the percentage mix of new to existing customers was approximately 35/65. We believe our current mix of new customer to existing customer license sales will fluctuate with continuing global macroeconomic uncertainty; however, we anticipate that the mix will be at historically normal levels on a more consistent basis in improved global economic conditions.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.0 million of license revenue in the third quarter of 2013 equates to approximately $0.03 of diluted earnings per share impact.

Our software solutions are singularly focused on the supply chain commerce planning and execution markets, which are intensely competitive and characterized by rapid technological change. We are a market leader in the supply chain management software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our license revenues faster than our competitors through investment in innovation. We expect to continue to face increased competition from Enterprise Resource Planning (ERP) and Supply Chain Management applications vendors and business application software vendors that may broaden their solution offerings by internally developing, or by acquiring or partnering with independent developers of supply chain planning and execution software. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

Services revenue. Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (CSSE). Services revenue totaled $85.0 million, or 79% of total revenue, with gross margins of 57.9% for the three months ended September 30, 2013, and $238.1 million, or 78% of total revenue, with gross margins of 55.5% for the nine months ended September 30, 2013. Professional services accounted for approximately 68% and 67% of total services revenue and approximately 54% and 52% of total revenue in the three and nine months ended September 30, 2013, respectively. Our operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At September 30, 2013, our services organization totaled approximately 1,540 employees, accounting for 61% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software more rapidly than if they were to rely on internal or other third party services, enable the customer to maximize value from our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

Historically, our professional services have lagged license revenue by several quarters, as implementation services and related consulting are performed after the purchase of the software. Services revenue growth is contingent upon license revenue growth and customer upgrade cycles, which are influenced by the strength of general economic and business conditions and the competitive position of our software products. In addition, our business has competitive exposure to offshore providers and other consulting companies. All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins, and loss of market share.

For CSSE, we offer a comprehensive 24 hour per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

Our CSSE revenues totaled $27.3 million and $78.8 million for the three and nine months ended September 30, 2013, respectively, representing approximately 32% and 33% of services revenue, respectively and approximately 25% of total revenue for both periods. The growth of CSSE revenues is influenced by: (i) new license revenue growth, (ii) annual renewal of support contracts, and (iii) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and software enhancements has been greater than 90%. CSSE fees generally are paid in advance, and our CSSE revenue generally is recognized ratably over the term of the agreement, typically twelve months. CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $8.0 million, representing 7% of total revenue with gross margins of 14.9% for the three months ended September 30, 2013, and $23.7 million, representing 8% of total revenue with gross margins of 15.2% for the nine months ended September 30, 2013. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $4.1 million and $11.3 million for the three and nine months ended September 30, 2013.

Product Development

We continue to invest significantly in research and development to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses were $10.9 million and $33.4 million for the three and nine months ended September 30, 2013, respectively. At September 30, 2013, our R&D organization totaled approximately 640 employees, located in the U.S. and India, representing approximately 25% of our total employees worldwide.

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

Cash Flow and Financial Condition

For the three and nine months ended September 30, 2013, we generated cash flow from operating activities of $32.7 million and $66.4 million, respectively. Our cash, cash equivalents, and investments at September 30, 2013 totaled $125.9 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 573,676 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the nine months ended September 30, 2013. In October 2013, our Board of Directors approved raising the Company’s remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

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

Results of Operations

The following table summarizes our consolidated results for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Revenue	$107,802	$95,841	$306,919	$280,889
Costs and expenses	77,030	74,164	230,299	219,930
Operating income	30,772	21,677	76,620	60,959
Other income, net	546	(247)	1,940	431

Income before income taxes	31,318	21,430	78,560	61,390
Net income	$19,688	$13,809	$50,450	$39,383

Diluted earnings per share	$1.02	$0.69	$2.58	$1.93

Diluted weighted average number of shares	19,388	20,130	19,526	20,372

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During the three and nine months ended September 30, 2013 and 2012, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change vs. Prior Year	2013	2012	% Change vs. Prior Year
	(in thousands)			(in thousands)
Revenue:

Software license
Americas	$11,708	$14,649	–20%	$36,699	$37,999	–3%
EMEA	1,793	796	125%	4,230	8,112	–48%
APAC	1,267	719	76%	4,220	985	328%

Total software license	$14,768	$16,164	–9%	$45,149	$47,096	–4%

Services
Americas	$68,868	$57,677	19%	$192,658	$171,142	13%
EMEA	10,515	9,479	11%	30,755	26,285	17%
APAC	5,642	4,730	19%	14,702	14,151	4%

Total services	$85,025	$71,886	18%	$238,115	$211,578	13%

Hardware and Other
Americas	$7,401	$7,331	1%	$22,040	$20,805	6%
EMEA	378	314	20%	1,096	933	17%
APAC	230	146	58%	519	477	9%

Total hardware and other	$8,009	$7,791	3%	$23,655	$22,215	6%

Summarizes revenue and operating profit by region (continued):

Total Revenue
Americas	$87,977	$79,657	10%	$251,397	$229,946	9%
EMEA	12,686	10,589	20%	36,081	35,330	2%
APAC	7,139	5,595	28%	19,441	15,613	25%

Total revenue	$107,802	$95,841	12%	$306,919	$280,889	9%

Operating income:
Americas	$25,613	$17,718	45%	$63,833	$49,533	29%
EMEA	2,633	2,707	–3%	7,122	8,231	–13%
APAC	2,526	1,252	102%	5,665	3,195	77%

Total operating income	$30,772	$21,677	42%	$76,620	$60,959	26%

Summary of the Third Quarter 2013 Condensed Consolidated Financial Results

•	Diluted earnings per share was $1.02 in the third quarter of 2013, compared to $0.69 in the third quarter of 2012.

•

Consolidated total revenue was $107.8 million in the third quarter of 2013, compared to $95.8 million in the third quarter of 2012. License revenue was $14.8 million in the third quarter of 2013, compared to $16.2 million in the third quarter of 2012.

•	Operating income was $30.8 million in the third quarter of 2013, compared to $21.7 million in the third quarter of 2012.

•

Cash flow from operations was $32.7 million in the third quarter of 2013, compared to $17.5 million in the third quarter of 2012. Days Sales Outstanding was 58 days at September 30, 2013, compared to 61 days at June 30, 2013.

•	Cash and investments on-hand were $125.9 million at September 30, 2013, compared to $106.5 million at June 30, 2013.

•

During the three months ended September 30, 2013, we repurchased 151,856 shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $13.5 million. In October 2013, the Board of Directors approved raising our share repurchase authority to an aggregate of $50.0 million of our outstanding common stock.

The results of our operations for the third quarters of 2013 and 2012 are discussed below.

Revenue

	Three Months Ended September 30,
			% Change vs.	% of Total Revenue
	2013	2012	Prior Year	2013	2012
	(in thousands)

Software license	$14,768	$16,164	–9%	14%	17%
Services	85,025	71,886	18%	79%	75%
Hardware and other	8,009	7,791	3%	7%	8%

Total revenue	$107,802	$95,841	12%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services, and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue. License revenue decreased $1.4 million, or 9%, in the quarter ended September 30, 2013 compared to the same period in the prior year. We completed two large software license deals greater than $1.0 million in the third quarter of 2013. The license sales percentage mix across our product suite in the quarter ended September 30, 2013 was approximately 70/30 of warehouse management solutions to non-warehouse management solutions.

Services revenue. Services revenue increased $13.1 million, or 18%, in the third quarter of 2013 compared to the same quarter in the prior year due to a $10.6 million increase in professional services revenue and a $2.5 million increase in customer support and software enhancements. The increase in services revenue was due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas, EMEA and APAC segments increased $11.2 million, $1.0 million and $0.9 million, respectively, in the third quarter of 2013 compared to the third quarter of 2012.

Hardware and other. Hardware sales decreased by $0.3 million to $3.9 million in the third quarter of 2013 compared to $4.2 million for the third quarter of 2012. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from quarter to quarter. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $4.1 million and $3.6 million for the quarters ended September 30, 2013 and 2012, respectively.

Cost of Revenue

	Three Months Ended September 30,
			% Change vs.
	2013	2012	Prior Year

Cost of software license	$2,445	$2,086	17%
Cost of services	35,835	32,614	10%
Cost of hardware and other	6,812	6,428	6%

Total cost of revenue	$45,092	$41,128	10%

Cost of license. Cost of license consists of the costs associated with software reproduction, hosting services and royalties on third-party software sold with or as part of our products. Cost of license increased by $0.4 million in the third quarter of 2013 compared to the same quarter of 2012 due to royalty fees for increased sales of third party software.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $3.2 million, or 10%, increase in cost of services in the quarter ended September 30, 2013 compared to the same quarter in the prior year was principally due to a $2.9 million increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization, a $0.6 million increase in third party software maintenance costs and internal computer systems costs offset by a $0.5 million decrease in performance-based compensation expenses.

Cost of hardware and other. Cost of hardware increased by $0.4 million to $6.8 million in the third quarter of 2013 compared to $6.4 million in the same quarter of 2012. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $4.1 million and $3.5 million for the quarters ended September 30, 2013 and 2012, respectively.

Operating Expenses

	Three Months Ended September 30,
	2013	2012	% Change vs. Prior Year
	(in thousands)
Research and development	$10,906	$11,400	–4%
Sales and marketing	9,863	10,999	–10%
General and administrative	9,755	9,258	5%
Depreciation and amortization	1,414	1,379	3%

Operating expenses	$31,938	$33,036	–3%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended September 30, 2013 decreased by $0.5 million as compared to the quarter ended September 30, 2012. This decrease is primarily due to a decrease in performance-based compensation expenses.

Our principal research and development activities have focused on the integration of acquired products, new product releases and the expansion of our existing products, including the product footprint of our supply chain optimization solutions suite, which we call Supply Chain Optimization from Planning through Execution (SCOPE). The Manhattan SCOPE Platform provides not only a sophisticated service-oriented architecture-based application framework, but a platform that facilitates integration with ERP and other supply chain solutions. For each of the quarters ended September 30, 2013 and 2012, we did not capitalize any research and development costs.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $1.1 million, or 10%, in the third quarter of 2013 compared to the same quarter of the prior year primarily due to a decrease of $0.9 million in stock compensation expense.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased by $0.5 million, or 5%, in the current year quarter compared to the same quarter in the prior year principally due to an increase in headcount.

Depreciation and amortization. Depreciation expense was $1.4 million for each of the quarters ended September 30, 2013 and 2012. Amortization of intangibles associated with various acquisitions in prior years was immaterial as they are nearly fully amortized.

Operating Income

Operating income for the third quarter of 2013 was $30.8 million compared to $21.7 million for the third quarter of 2012. Operating margins were 28.5% for the third quarter of 2013 versus 22.6% for the same quarter in the prior year. Operating income and margin increased primarily due to strong revenue growth and expense management during the year.

Other Income, Net and Taxes

	Three Months Ended September 30,
	2013	2012	% Change vs. Prior Year

Other income, net	$546	$(247)	–321%
Income tax provision	11,630	7,621	53%

Other income, net. Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $0.8 million in the third quarter of 2013 compared to the third quarter of 2012 primarily due to a $0.9 million increase in foreign currency gains related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee. We recorded net foreign currency gains of approximately $0.3 million and net foreign currency losses of $0.6 million during the quarters ended September 30, 2013 and 2012, respectively.

Income tax provision. Our effective income tax rate was 37.1% and 35.6% for the quarters ended September 30, 2013 and 2012, respectively. The increase in the effective tax rate for the quarter ended September 30, 2013 compared to the same quarter in the prior year is principally due to an increase in foreign taxes and reserves for uncertain tax positions, partially offset by the reinstatement of the federal research and development tax credit for the 2013 tax year.

Summary of the First Nine Months of 2013 Condensed Consolidated Financial Results

•	Diluted earnings per share for the nine months ended September 30, 2013 was $2.58, compared to $1.93 for the nine months ended September 30, 2012.

•

Consolidated revenue for the nine months ended September 30, 2013 was a $306.9 million, compared to $280.9 million for the nine months ended September 30, 2012. License revenue was $45.1 million for the nine months ended September 30, 2013, compared to $47.1 million for the nine months ended September 30, 2012.

•	Operating income was $76.6 million for the nine months ended September 30, 2013, compared to $61.0 million for the nine months ended September 30, 2012.

•

During the nine months ended September 30, 2013, we repurchased 573,676 shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $43.9 million.

The results of our operations for the nine months ended September 30, 2013 and 2012 are discussed below.

Revenue

	Nine Months Ended September 30,
			% Change vs.	% of Total Revenue
	2013	2012	Prior Year	2013	2012
	(in thousands)

Software license	$45,149	$47,096	–4%	15%	17%
Services	238,115	211,578	13%	78%	75%
Hardware and other	23,655	22,215	6%	7%	8%

Total revenue	$306,919	$280,889	9%	100%	100%

License revenue. License revenue decreased by $1.9 million, or 4%, in the nine months ended September 30, 2013 over the same period in the prior year. Our license revenue performance depends heavily on the number and relative value of large deals we close in the period. We completed nine large deals greater than $1.0 million in each of the first nine months of 2013 and 2012. Due to the sluggish economic recovery in the United States and other geographic regions in which we operate, the sales cycle on enterprise software deals remains somewhat less predictable.

The license sales percentage mix across our product suite in the nine months ended September 30, 2013 was approximately 65/35 of warehouse management solutions to non-warehouse management solutions, respectively.

Services revenue. Services revenue increased $26.5 million, or 13%, in the nine months ended September 30, 2013 compared to the same period in the prior year due to a $20.1 million increase in professional services revenue and a $6.4 million increase in customer support and software enhancements. The increase in services revenue was primarily due to customer-specific initiatives in conjunction with customer upgrade activity and implementation services for large license deals signed. Services revenue for the Americas, EMEA and APAC segments increased $21.5 million, $4.5 million and $0.5 million, respectively, in the nine months of 2013 compared to the nine months of 2012.

Hardware and other. Hardware sales decreased by $0.7 million, or 5%, to $12.4 million in the nine months ended September 30, 2013 compared to $13.0 million for the same period in the prior year. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate from year to year. Reimbursements for out-of-pocket expenses are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $11.3 million and $9.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Cost of Revenue

	Nine Months Ended September 30,
	2013	2012	% Change vs. Prior Year

Cost of software license	$6,160	$5,351	15%
Cost of services	105,939	94,646	12%
Cost of hardware and other	20,049	18,416	9%

Total cost of revenue	$132,148	$118,413	12%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services and royalties on third-party software sold with or as part of our products. Cost of license increased by $0.8 million, or 15%, in the first nine months of 2013 compared to the same period of 2012 principally due to the increase in royalty fees for third party software.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $11.3 million, or 12%, increase in cost of services in the nine months ended September 30, 2013 compared to the same period in the prior year was principally due to a $9.9 million increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization and an increase of $0.8 million in computer costs and facility charges for increased headcount.

Cost of hardware and other. Cost of hardware decreased by $0.6 million to approximately $8.8 million in the nine months ended September 30, 2013 compared to $9.4 million in the same period of 2012. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $11.2 million and $9.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Operating Expenses

	Nine Months Ended September 30,
	2013	2012	% Change vs. Prior Year
	(in thousands)
Research and development	$33,414	$33,753	–1%
Sales and marketing	33,185	34,817	–5%
General and administrative	27,195	28,806	–6%
Depreciation and amortization	4,357	4,141	5%

Operating expenses	$98,151	$101,517	–3%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the nine months ended September 30, 2013 were essentially flat over prior year due to slightly lower headcount and favorable currency impact driven by a weakening of the Indian rupee against the US dollar.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $1.6 million, or 5%, in the first nine months of 2013 compared to the same period of the prior year. This decrease was mainly attributable to the decrease in performance-based compensation expense of $1.8 million and a decrease in stock compensation expense of $0.9 million, partially offset by an increase in travel expenses of $0.6 million.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology and administrative personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. General and administrative expenses decreased $1.6 million, or 6%, during the nine months ended September 30, 2013 compared to the same period in the prior year. The decrease was primarily attributable to a $1.6 million reversal of a previously expensed transaction tax resulting from the expiration of the tax audit statutes.

Depreciation and amortization. Depreciation expense amounted to $4.4 million and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization of intangibles associated with various acquisitions in prior years was immaterial as they are nearly fully amortized.

Operating Income

Operating income for the nine months ended September 30, 2013 was $76.6 million compared to $61.0 million for the nine months ended September 30, 2012. Operating margins were 25.0% for the first nine months of 2013 versus 21.7% for the first nine months of 2012. Operating income and margin for the nine months ended September 30, 2013 included a $1.6 million reversal of a previously expensed transaction tax resulting from the expiration of the tax audit statutes. Furthermore, operating income and margins increased due to strong revenue growth and expense management during the year in addition to favorable foreign currency translation effects of $1.5 million for the nine months ended September 30, 2013, primarily due to the weakening of the Indian Rupee versus the U.S. dollar during the nine months ended September 30, 2013 compared to the same period in the prior year.

Other Income, Net and Taxes

	Nine Months Ended September 30,
	2013	2012	% Change vs. Prior Year

Other income, net	$1,940	$431	350%
Income tax provision	28,110	22,007	28%

Other income, net. Other income, net principally includes interest income, foreign currency gains and losses and other non-operating expenses. Other income, net increased $1.5 million in the nine months ended September 30, 2013 compared to the same period in 2012 primarily related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee. We recorded a net foreign currency gains of $1.1 million during the nine months ended September 30, 2013 whereas we had a foreign currency loss of $0.4 million for the nine months ended September 30, 2012.

Income tax provision. Our effective income tax rate was 35.8% for each of the nine months ended September 30, 2013 and 2012. The effective tax rate remained flat compared to the same period in prior years as increases in foreign taxes and reserves for uncertain tax positions offset the reinstatement of the federal research and development tax credit in January 2013 for the 2012 and 2013 tax years.

Liquidity and Capital Resources

Our consolidated cash and investments as of September 30, 2013 was $125.9 million with $42.9 million held by our foreign subsidiaries. Our main source of operating cash flow is cash collections from our customers, which we use to fund our operations. We believe that our cash balances and positive operating cash flow in the U.S. are sufficient to fund our current and projected liquidity needs in the U.S. for the foreseeable future. For our foreign subsidiaries, it is our intent to reinvest undistributed earnings, totaling $39.3 million at September 30, 2013, and indefinitely postpone their remittance to the U.S. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which could result in a higher effective tax rate.

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

Our operating activities generated cash flow of approximately $66.4 million and $51.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Our investing activities used cash of approximately $5.5 million and $4.6 million during the nine months ended September 30, 2013 and 2012, respectively. The primary use of cash for investing activities for the nine months ended September 30, 2013 was $3.2 million in capital expenditures and net purchases of $2.3 million in short-term investments. The primary use of cash for investing activities for the nine months ended September 30, 2012 was $4.3 million in capital expenditures and net purchases of $0.2 million in short-term investments.

Our financing activities used cash of approximately $37.3 million and $40.2 million for the nine months ended September 30, 2013 and 2012, respectively. The principal use of cash for financing activities for the nine months ended September 30, 2013 was to purchase approximately $48.7 million of our common stock, including $4.8 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $5.4 million and a $6.0 million excess tax benefit from equity-based compensation. The principal use of cash for financing activities for the nine months ended September 30, 2012 was to purchase approximately $71.7 million of our common stock, including $3.2 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $25.7 million and a $5.7 million excess tax benefit from equity-based compensation.

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

Critical Accounting Policies and Estimates

In the first nine months of 2013, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended September 30, 2013. All repurchases related to the repurchase program were made on the open market.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2013	5,458	$84.14	5,341	$49,550,065
August 1- August 31, 2013	109,524	89.59	109,459	39,743,578
September 30- September 30, 2013	39,160	88.37	37,056	36,467,013

Total	154,142	89.09	151,856

(a)	Includes 2,286 shares withheld for taxes due upon vesting of restricted stock during the quarter ended September 30, 2013.
(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $87.09 in the three months ended September 30, 2013.

In October 2013, our Board of Directors approved raising our repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date: October 31, 2013	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2013	/s/ Dennis B. Story
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