Form 10-K
period 2013-12-31
MANHATTAN ASSOCIATES INC
filed 2014-02-06
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2013 was $1,489,871,715, which was calculated based upon a closing sales price of $19.29 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of January 31, 2014, the Registrant had outstanding 76,446,136 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2014 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2013

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

We develop, sell, deploy, service, and maintain supply chain commerce software solutions for retailers, wholesalers, manufacturers, governments, and other organizations. Our customers include many of the world’s largest and most profitable brands. Manhattan Associates’ Supply Chain Commerce Solutions™ are at the leading edge of the omni-channel commerce revolution, as they are positioned to deliver critical business capabilities that seamlessly connect every order and delivery channel across the customer’s entire enterprise. Key benefits of implementing our solutions include:

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

# Manhattan MORE®

**Manhattan's Optimized Roadmap to Excellence**

ENGAGEMENT
Account Management
Industry-Leading Expertise
Services
Support
VALUE-TESTED R&D
Manhattan Software
PRODUCT COUNCILS
Technology
Training
Partnerships
Hardware
ADOPTION
DEPLOYMENT
<CUSTOMER EXCELLENCE LIFECYCLE>

*Figure 1: Manhattan MORE® depicts Manhattan's Optimized Roadmap to Excellence, our comprehensive methodology for delivering customer value through supply-chain-centered people, principles, products, protocols, and processes. We build long-term customer relationships through our Customer Excellence Lifecycle, which leverages our software, expertise and enriched services in a high-touch cycle of engagement, deployment, and adoption for continuous supply chain advancement.*

The Omni Channel Revolution – For Retail and Beyond

For decades, the supply chain had been dominated by a focus on operating efficiency and cost management. Over the past 23 years, Manhattan Associates has built a foundation and world-class reputation for building technology solutions to solve the most complex and business critical supply chain problems.

Today’s digital revolution puts the customer in the driver’s seat, and the power shift between buyers and brands is transforming how business operates. This new omni-channel age requires supply chains to become more than efficiency tools that push products to market and drive costs out of an organization. They can, and must, drive profitable commerce by helping companies get closer to their customers.

Creating closer connections with customers enables companies to deliver personalized experiences that build loyalty and grow revenue, transforming the supply chain from just a money-saver to also be a money-maker. At Manhattan Associates, we refer to this as Supply Chain Commerce. And it presents unprecedented opportunities for all industries—retailers, manufacturers, wholesalers and 3PLs alike.

Because our platform-based approach connects money-saving supply chain solutions with money-making commerce chain solutions, Manhattan Associates is uniquely qualified and totally committed to help our clients in the commerce revolution.

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

Yet Supply Chain Commerce is not just about retail. From new customer buying patterns to different ways of connecting directly with end customers to gain insight into their shopping habits and desires, Supply Chain Commerce is being felt through the entire retail ecosystem. The wholesale marketplace is experiencing this pressure, thanks to Amazon Supply with its consumer-friendly website, ecommerce-like service and world-class logistics to a market traditionally serviced by catalogs and sales reps. Across the landscape, competitors are strategizing and evolving to improve, match and exceed what Amazon brings to bear. Just as retailers leverage their store to compete, wholesales must leverage their people, domain knowledge and service capabilities to thrive in this new marketplace.

Manufacturers are also finding new ways to get closer to their customers. Take a look at the range of new initiatives being undertaken by these companies. Whether it is websites, brand identity programs or re-shoring to shrink supply chains and create new customized offerings, manufacturers are evolving to address the demands of Supply Chain Commerce.

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

Our solutions operate across Unix, IBM System i, Linux and Microsoft’s .NET computing platforms, as well as on multiple hardware platforms and systems. Because supply chain solutions necessarily interact with other business operation systems, our solutions are designed to interoperate with software from other providers as well as with a company’s existing legacy systems. This interfacing and open system capability enables customers to continue using existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide an integration framework to facilitate rapid and reliable integration to any Enterprise Resource Planning (ERP) or host business systems (including certified integration to both SAP and Microsoft Dynamics AX). We also offer certain of our solutions in both on-premise software and cloud computing models so that customers can select the option that best meets their requirements for control, flexibility, cost of ownership, and time-to-deployment.

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

Visibility and Insight

SCOPE offers a series of solutions designed to provide both network-wide visibility as well as analytical insight into all functions across the supply chain. These solutions include Supply Chain Visibility and Supply Chain Event Management, which are designed to provide global inventory and order visibility along with predictive alerting to critical events in the supply chain. Also included is Total Cost to Serve, a financial analytics tool created to provide supply chain executives insight into granular level of cost detail from purchase to final delivery. This level of information, along with simulation and predictive tools, enables executives and analysts to better monetize their supply chain, driving revenue and profitability while enhancing customer service levels. Finally, Visibility and Insights also includes Supply Chain Intelligence, Manhattan’s operational reporting and analytics solution.

Supply Chain Solution Suites

Inventory Optimization enables enterprises to reduce overall network inventory to release working capital while improving sales and customer order fill rates. Inventory Optimization also provides analytical tools to better balance the financial trade-off between improving customer service levels and overall inventory investments. Our multi-echelon, all-channel solution helps organizations manage distribution networks with more than one type or level of distribution center between suppliers and various endpoints. Demand Forecasting is a sophisticated, yet easy-to-use solution to help organizations anticipate demand and simplify forecasting complexities by managing infinite combinations of locations, products and forecasting models; differing time horizons and forecasting methods for assortment, financial and replenishment planning; distorted historical data; seasonal variations; and exceptions. Vendor Managed Inventory helps formulate tighter, lasting relationships with key trading partners, such as replenishing products into customers’ locations or sharing key supply chain performance indicators.

Transportation Management optimizes all aspects of transporting product through supply chains, from procurement through delivery. The system helps companies manage assets, timing, accuracy, and costs for both inbound and outbound shipments, and across private and contracted fleets. The solution also interconnects transportation partners and suppliers to improve visibility to initial and changing requirements as well as to improve delivery and billing accuracy.

Distribution Management is designed to effectively manage the key assets required to run complex distribution operations, and to move goods and information through a warehouse with precision and velocity. The suite enables (among other processes) knowing what inventory will be arriving at a distribution center; receiving, inventory put away and shipping, and managing distribution-related labor.

Commerce Chain Solution Suites

Order Management is the heart of the omni-channel enterprise. This solution set leverages network-wide inventory and uses a single view of customer demand in order to drive new revenue and maximize profitability. Highlights include the ability to use store inventory to fulfill online orders and to use inventory across the entire network to save in-store sales. Advanced algorithms can identify either the most distressed inventory or the lowest fulfillment costs to maximize profit margins. For retailers, in-store, mobile and call center capabilities enable their associates to locate and sell items from across their supply chain network to meet real-time customer demand.

Store Inventory and Fulfillment brings execution tools to the store floor to enable omni-channel initiatives. Store Inventory provides inventory receiving and auditing tools to help store associates build inventory integrity. Store Fulfillment includes a series of tools to support pick-up in and fulfill from the store. These components provide critical capabilities to enable omni-channel initiatives.

Planning supports all levels of enterprise merchandise planning, from strategic level planning down to assortment and key item planning. Customer Preference Planning capabilities use multi-variable shopper preference data to create merchandise, pricing and promotion plans tuned to how customers think when shopping and buying across multiple channels (including stores, catalogs, the web, mobile devices and call centers) so retailers understand relationships among product type, style, brand, color, fabrication, and price when their customers make decisions to buy.

Supply Chain Process Platform

At the foundation of Manhattan SCOPE is our Supply Chain Process Platform (SCPP), which utilizes a service-oriented architecture (SOA), common data model, collaborative gateways, and an optimization engine (among other constructs) to facilitate supply chain transformations that help our customers create and sustain competitive advantage. Specific elements of Manhattan’s SCPP, along with related core benefits, are detailed in Figure 3.

Among its overall benefits, our SCPP enables customers using multiple Manhattan SCOPE applications to achieve cross-application optimization—the compound benefits derived not only from optimizing multiple functional supply chain elements individually, but also collectively by considering factors across multiple functions in a supply chain (e.g., warehouse management, transportation, inventory, and labor) simultaneously, so that their individual and related impacts inform each decision to determine the optimal course of action for the organization as a whole. Our SCPP’s common architecture also enables customers to speed implementations, simplify upgrades, and achieve lower total cost of ownership over time.

Manhattan SCALETM

SCALE is our portfolio of logistics execution solutions built on Microsoft’s .NET platform. It is targeted toward companies with execution-focused supply chain needs that require speed-to-value, resource-light system configuration and maintenance, and the ability to quickly scale their logistics operations up or down in response to market fluctuations or business requirement changes. SCALE combines the features of Trading Partner Management, Yard Management, Optimization, Warehouse Management, and Transportation Execution, as shown in Figure 4.

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

Substantially all of our customers utilize some portion of our Professional Services to implement and support our software solutions. Professional Services typically are rendered under time and materials contracts, with services billed by the hour. Professional Services sometimes are rendered under fixed-fee contracts, with payments due on specific dates or milestones. We believe that increased sales of our software solutions will drive higher demand for our Professional Services.

We believe our Professional Services team delivers deep supply chain domain expertise to our customers through industry-specific “best-practices” protocols and processes developed through the collective knowledge we have gained from 23 years of implementing our supply chain solutions worldwide. We also extensively train our consulting personnel on supply chain operations and on our solutions.

Business consultants, systems analysts, and technical personnel assist customers in all phases of implementing our systems, including planning and design, customer-specific module configuration, on-site implementation- or conversion from existing systems, and integration with customer systems such as Enterprise Resource Planning (ERP), web- and mobile-based commerce platforms, and Material Handling Equipment (MHE) systems. At times, third-party consultants, such as those from major systems integrators, assist our customers with certain implementations.

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

Hardware Sales

Along with software licenses, and as a convenience for our customers, we resell a variety of hardware developed and manufactured by others, including (but are not limited to) computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We do not maintain hardware inventory as we generally purchase hardware from vendors only after receiving related customer orders.

Strategy

Our objective is to extend our position as the leading global supply chain commerce solutions provider for supply chain leaders, meaning organizations intent on creating and sustaining market advantages by leveraging supply chain solutions. Our solutions help global distributors, wholesalers, retailers, logistics providers and manufacturers successfully manage accelerating and fluctuating market demands, as well as master the increasing complexity and volatility of their local and global supply chains. We believe our solutions are advanced, highly functional and highly scalable. They are designed to enable organizations to: create customer experiences consistent with their brand values; improve relationships with suppliers, customers and logistics providers; leverage investments across supply chain functions; effectively generate revenue and manage costs; and meet dynamically changing customer requirements. We believe our solutions are uniquely positioned to holistically optimize supply chains from planning through execution, and that customers can leverage this holistic approach to create operational and market advantages. Strategies to accomplish our objectives include (but are not limited to) the following:

Develop and Enhance Software Solutions. We intend to continue to focus our research and development resources on enhancing our Supply Chain Commerce Solutions. We offer what we believe to be the broadest and most richly-featured software portfolio in the supply chain solutions marketplace. To continuously expand functionality and value, we plan to continue to provide enhancements to existing solutions and to introduce new solutions to address evolving industry standards and market needs. We identify these opportunities through our Product Management, Professional Services, Customer Support and Account Management organizations, through interactions such as ongoing customer consulting engagements and implementations, sessions with our solution user groups, association with leading industry analyst and market research firms, and participation on industry standards and research committees. Our solutions address needs in various vertical markets, including retail, consumer goods, food and grocery, logistics service providers, industrial and wholesale, high technology and electronics, life sciences and government. We intend to continue to enhance our solutions to meet the dynamic requirements of these and new vertical markets as business opportunities dictate.

Expand International Presence. We believe our solutions offer significant benefits to customers in markets outside the United States, and for organizations with global operations. Approximately 54% of our total 2,530 Manhattan employees work outside the United States to build international sales, service our international clients, and further develop our solutions. We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia. Our Europe, Middle East, and Africa (EMEA) operations support sales, implementation services, and customer support functions for customers in Europe as well as a number of customers across the Middle East, concentrated in countries we consider politically and economically stable. Our Asia Pacific (APAC) operations service emerging opportunities in China, Southeast Asia, and India, as well as more established markets in Japan, Australia and New Zealand. Our international strategy includes leveraging the strength of our relationships with current U.S. and Europe-based customers that also have significant international operations.

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

Our sales cycle typically begins with the generation of a sales lead — through in-house telemarketing efforts, targeted promotions, web inquiries, trade show presence, speaking engagements, hosted seminars, or other means of referral — or the receipt of a request for proposal from a prospective customer. Leads are qualified and opportunities are closed through a process that includes telephone-based assessments of requirements; responses to requests for proposals, presentations and product demonstrations, site visits and/or reference calls with organizations already using our supply chain solutions, and contract negotiations. Sales cycles vary substantially from opportunity to opportunity, but typically require nine to twelve months.

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

Customers

To date, our customers have been suppliers, manufacturers, distributors, retailers, and logistics providers in a variety of industries. Our top five customers (new or pre-existing) in the aggregate accounted for 11%, 12%, and 15% of total revenue for the years ended December 31, 2013, 2012, and 2011, respectively. No single customer accounted for more than 10% of our total revenue in 2013, 2012, or 2011.

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

We conduct most research and development internally in the U.S. and India to retain domain knowledge and to promote programming continuity standards. However, we may periodically outsource some projects that can be performed separately and/or that require special skills. We also use third-party translation companies to localize our application software into various languages such as, but not limited to, Chinese, French, Japanese, and Spanish.

Our research and development expenses for the years ended December 31, 2013, 2012, and 2011 were $44.5 million, $44.7 million, and $42.4 million, respectively. We intend to continue to invest significantly in product development.

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

We anticipate facing increased competition from ERP and supply chain management (SCM) applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. Some of these ERP and other potential competitors have longer operating histories; significantly more financial, technical, marketing and other resources; greater name recognition; broader solutions; and larger installed bases of customers than us. To the extent that ERP and SCM vendors or other large competitors develop or acquire systems with functionality comparable or superior to ours, their larger customer bases, long-standing customer relationships, and ability to offer broader solutions outside the scope of supply chain could create significant competitive advantage for them. It also is possible that new competitors or alliances among current and/or new competitors could emerge to win significant market share. Increased competition could result in price reductions, fewer customer orders, reduced earnings and margins and loss of market share. In turn, this could have a material adverse effect on our business, results of operations, cash flow, and financial condition.

We believe we have established meaningful competitive advantages through our supply chain expertise; our platform-based solution approach; our track record of continuous supply chain innovation and investment; our strong and endorsing customer relationships; our significant success in deploying and supporting supply chains for market-leading companies; and our ability to out-execute others in identifying sales opportunities and demonstrating expertise throughout the sales cycle. However, to further our market success, we must continue to respond promptly and effectively to technological change and competitors’ innovations. Consequently, we cannot assure that we will not be required to make substantial additional investments in research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future.

International Operations; Segments

We have three reporting segments, based on geographic location: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). For further information on our segments, see Note 7 to our consolidated financial statements. Our international revenue was approximately $110.8 million, 104.4 million, and $90.7 million for the years ended December 31, 2013, 2012, and 2011, respectively, which represents approximately 27%, 28%, and 28% of our total revenue for the years ended December 31, 2013, 2012, and 2011, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have approximately 1,370 employees in our International operations.

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

As the number of supply chain management solutions available in the marketplace increases and solution functionality continues to overlap, supply chain software may increasingly become subject to claims of infringement or other misappropriation of intellectual property. Third parties may assert infringement or misappropriation claims against us relating to our products, processes or technology. Such claims, whether or not they have merit, generally are time-consuming and may result in costly litigation, divert management’s attention or cause product shipment delays or require us to enter into royalty or licensing arrangements. Defense of infringement or other misappropriation claims, entering into royalty or licensing agreements, the unavailability of such agreements, or adverse determinations in proprietary rights litigation could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Employees

At December 31, 2013, we employed approximately 2,530 employees worldwide, of which 1,160 are based in the Americas, 170 in EMEA, and 1,200 in APAC (including India).

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

The recovering markets and the slow economic recovery in general may adversely affect our business, results of operations, cash flow and financial condition. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures by many of our customers. Decreased capital and maintenance spending could have a material adverse effect on the demand for our products and services, and on our business, results of operations and financial condition. Disruptions in the financial markets, such as the events that began in the second half of 2008 may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in the delay or cancellation of projects or capital programs on which our business depends.

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

We anticipate facing increased competition from ERP and supply chain management (SCM) applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. Some of these ERP and other potential competitors have longer operating histories, significantly more financial, technical, marketing, and other resources, greater name recognition, broader solutions, and larger installed bases of customers than do we. To the extent that ERP and SCM vendors or other large competitors develop or acquire systems with functionality comparable or superior to ours, their larger customer bases, long-standing customer relationships, and ability to offer broader solutions outside the scope of supply chain could create significant competitive advantage for them. It also is possible that new competitors or alliances among current and/or new competitors could emerge to win significant market share. Increased competition could result in price reductions, fewer customer orders, reduced earnings and margins, and loss of market share. In turn, this could have a material adverse effect on our business, results of operations, cash flow, and financial condition.

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

Delays in implementing our products could adversely impact our business, results of operations, cash flow, and financial condition. Due to the size and complexity of most of our software implementations, our implementation cycle can be lengthy and may result in delays. Our products may require modification or customization and must integrate with many existing computer systems and software programs of our customers. This can be time-consuming and expensive for customers and can result in implementation and deployment delays of our products. Additional delays could result if we fail to attract, train, and retain services personnel, or if our alliance companies fail to commit sufficient resources towards implementing our software. These delays and resulting customer dissatisfaction could limit our future sales opportunities, impact revenue, and harm our reputation.

Our pricing models may need to be modified due to price competition. The competitive markets in which we operate may oblige us to reduce our prices in order to contend with the pricing models of our competitors. If our competitors discount certain products or services, we may have to lower prices on certain products or services in order to attract or retain customers. Any such price modifications would likely reduce margins and could adversely affect our business, results of operations, cash flow, and financial condition.

Our ability to license our software is highly dependent on the quality of our services offerings, and our failure to offer high quality services could adversely impact our business, results of operations, cash flow, and financial condition. Most of our customers rely to some extent on our professional services to aid in the implementation of our software solutions. Once our software has been installed and deployed, our customers may depend on us to provide them with ongoing support and resolution of issues relating to our software. Therefore, a high level of service is critical for the continued marketing and sale of our solutions. If we or our partners do not efficiently and effectively install and deploy our software products, or succeed in helping our customers quickly resolve post-deployment issues, our ability to sell software products to these customers would be adversely affected and our reputation in the marketplace and with potential customers could suffer. In turn, our business, results of operations, cash flow, and financial condition could be materially adversely affected.

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

Our operating results may include foreign currency gains and losses. Due to our international operations, we conduct a portion of our business in currencies other than the United States dollar. Our revenues, expenses, operating profit and net income are affected when the dollar weakens or strengthens in relation to other currencies. In addition, we have a large development center in Bangalore, India, that does not have a natural in-market revenue hedge to mitigate currency risk to our operating expense in India. Fluctuations in the value of other currencies, particularly the Indian rupee, could significantly affect our revenues, expenses, operating profit and net income.

We may have exposure to additional tax liabilities. As a multinational corporation, we are subject to income taxes in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our income tax returns are routinely subject to audits by tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine our tax estimates, a final determination of tax audits or tax disputes could have an adverse effect on our financial condition, results of operations and cash flows. Also, the earnings of our foreign subsidiaries are considered to be indefinitely reinvested. If our plans change in the future or if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional income taxes which would result in a higher effective tax rate.

In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have a material adverse impact on our financial results.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes in the U.S. and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities, which could have an adverse effect on our results of operations, financial condition and cash flows.

Fluctuations in our hardware sales may adversely impact our business, results of operations, cash flow, and financial condition. A portion of our revenue in any period is from the resale of a variety of third-party hardware products to purchasers of our software. However, our customers may purchase these hardware products directly from manufacturers or distributors rather than from the Company. We view sales of hardware as non-strategic. We perform this service to our customers seeking a single source for their supply chain needs. Hardware sales are difficult to forecast and fluctuate from quarter to quarter, leading to unusual comparisons of total revenue and fluctuations in profits. If we are unable to maintain or grow our hardware revenue, our business, results of operations, cash flow, and financial condition may be adversely affected.

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

Our liability to clients may be substantial if our systems fail, which could adversely impact our business, results of operations, cash flow, and financial condition. Our products are often critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. If our products fail to function as required, we may be subject to claims for substantial damages. Courts may not enforce provisions in our contracts that would limit our liability or otherwise protect us from liability for damages. Defending a lawsuit, regardless of its merit, could be costly and divert management’s time and attention. Although we maintain general liability insurance and error and omissions coverage, these coverages may not continue to be available on reasonable terms or in sufficient amounts to cover claims against us. In addition, our insurer may disclaim coverage as to any future claim. If claims exceeding the available insurance coverage are successfully asserted against us, or our insurer imposes premium increases or large deductibles or co-insurance requirements on us, then our business, results of operations, cash flow, and financial condition could be adversely affected.

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

The use of open source software in our products may expose us to additional risks and harm our intellectual property, which could adversely impact our business, results of operations, cash flow, and financial condition. Some of our products use or incorporate software that is subject to one or more open source licenses. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms.

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

Our software may contain undetected errors or “bugs,” or may be breached by hackers, resulting in harm to our reputation which could adversely impact our business, results of operations, cash flow, and financial condition. Software products as complex as those offered by us might contain undetected errors or failures when first introduced or when new versions are released, or may be vulnerable to hackers. Despite testing, we cannot ensure that errors will not be found in new products or product enhancements after commercial release, or that malefactors will not breach these systems. Any errors or security breaches could cause substantial harm to our reputation, result in additional unplanned expenses to remedy any defects, delay the introduction of new products, result in the loss of existing or potential customers, or cause a loss in revenue. Further, such errors or breaches could subject us to claims from our customers for significant damages, and we cannot assure you that courts would enforce the provisions in our customer agreements that limit our liability for damages. In turn, our business, results of operations, cash flow, and financial condition could be materially adversely affected.

Our inability to attract, integrate, and retain management and other personnel could adversely impact our business, results of operations, cash flow, and financial condition. Our success greatly depends on the continued service of our executives, as well as our other key senior management, technical personnel, and sales personnel. Our success will depend on the ability of our executive officers to work together as a team. The loss of any of our senior management or other key professional services, research and development, sales and marketing personnel—particularly if they are lost to competitors—could impair our ability to grow our business. We do not maintain key man life insurance on any of our executive officers.

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

Our employee retention and hiring may be hindered by immigration restrictions, which could adversely impact our business, results of operations, cash flow, and financial condition. Foreign nationals who are not U.S. citizens or permanent residents constitute a significant part of our professional U.S. workforce. Our ability to hire and retain these workers, and their ability to remain and work in the U.S. are impacted by laws and regulations as well as by processing procedures of various government agencies. Changes in laws, regulations, or procedures may adversely affect our ability to hire or retain such workers and may affect our costs of doing business and/or our ability to deliver services.

Our failure to adequately protect our proprietary rights could adversely impact our business, results of operations, cash flow, and financial condition. Our success and ability to compete is dependent in part upon our proprietary technology. There are no assurances that we will be able to protect our proprietary rights against unauthorized disclosure or third-party copying or use. We rely on a combination of copyright, trademark, and trade secret laws, as well as confidentiality agreements, licensing arrangements, and contractual commitments, to establish and protect our proprietary rights. Despite our efforts to protect our proprietary rights, existing copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Any infringement of our proprietary rights could negatively impact our future operating results. Furthermore, policing the unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources. In turn, our business, results of operations, cash flow, and financial condition could be materially adversely affected.

Our liability for intellectual property claims can be costly and result in the loss of significant rights, which could adversely impact our business, results of operations, cash flow, and financial condition. It is possible that third parties will claim that we have infringed their current or future products, inventions, or other intellectual property. We expect that supply chain software developers like us will increasingly be subject to infringement claims as the number of products grows. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to pay monetary damages or to enter into royalty or licensing agreements, any of which could negatively impact our operating results. There are no assurances that these royalty or licensing agreements, if required, would be available on terms acceptable to us, if at all. We also may be required to indemnify our customers for damages they suffer as a result of such infringement. There are no assurances that legal action claiming patent infringement will not be commenced against us, or that we would prevail in litigation given the complex technical issues and inherent uncertainties in patent litigation. If a patent claim against us were successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign the product or feature to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software. Any of these events could seriously harm our business, results of operations, cash flow, and financial condition.

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

During 2013, we repurchased approximately $59.2 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors throughout the year. In January 2014, our Board of Directors approved raising our remaining share repurchase authority to $50.0 million of Manhattan Associates outstanding common stock.

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

Item 1B. Unresolved Staff Comments

As of December 31, 2013, we do not have any unresolved SEC staff comments.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market for Common Stock

On December 19, 2013, the Board of Directors of the Company approved a four-for-one stock split of the Company’s common stock, effected in the form of a stock dividend. Each shareholder of record at the close of business on December 31, 2013 received three additional shares for every outstanding share held on the record date. The additional shares were distributed on January 10, 2014 and trading began on a split-adjusted basis on January 13, 2014. All references made to share or per share amounts have been restated to reflect the effect of this four-for-one stock split for all periods presented.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq Global Select Market for the periods indicated:

Fiscal Period	High Price	Low Price
2013
First Quarter	$18.75	$15.09
Second Quarter	19.90	17.07
Third Quarter	24.02	19.85
Fourth Quarter	30.59	22.88
2012
First Quarter	$12.53	$9.94
Second Quarter	12.74	10.85
Third Quarter	14.64	10.37
Fourth Quarter	15.65	13.92

On January 31, 2014, the last reported sales price of our common stock on the Nasdaq Global Select Market was $33.72 per share. The number of shareholders of record of our common stock as of January 31, 2014 was approximately 17.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Equity Compensation Plan Information

The following table provides information regarding our current equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,221,804	$5.23	13,536,716
Equity compensation plans not approved by security holders	—	—	—

Total	2,221,804	$5.23	13,536,716

Additional information regarding our equity compensation plans can be found in Note 2 of the Notes to our Consolidated Financial Statements.

Purchase of Equity Securities

The following table provides information regarding our common stock repurchases on a post-split adjusted basis under our publicly-announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended December 31, 2013. All repurchases related to the share repurchase program were made on the open market.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2013	75,428	$27.10	73,572	$48,000,323
November 1 - November 30, 2013	247,792	$27.74	247,792	41,126,792
December 1 - December 31, 2013	218,788	$29.98	215,452	34,667,466

Total	542,008	$28.56	536,816

(a)	Includes 1,856 and 3,336 shares withheld for taxes due upon vesting of restricted stock during October and December, respectively. No restricted stock awards vested in November. These amounts do not include shares withheld for taxes due upon vesting of restricted stock units.
(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $24.02 and $30.06 in October and December, respectively. No restricted stock awards vested in November.

During the year ended December 31, 2013, we repurchased a total of 2,831,520 shares at an average price per share of $20.91 under our publicly-announced share repurchase program. In January 2014, our Board of Directors approved raising our remaining share repurchase authority to $50 million worth of Manhattan Associates outstanding common stock.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2013, 2012, and 2011, and the balance sheet data as of December 31, 2013 and 2012, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010, and 2009 are derived from audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands, except per share data)
Statement of Income Data:
Software license	$34,686	$54,450	$54,241	$61,494	$62,416
Total revenue	$246,667	$297,117	$329,253	$376,248	$414,518
Operating income	$21,142	$41,927	$61,363	$80,073	$101,287
Net income	$16,562	$28,061	$44,907	$51,853	$67,296
Earnings per diluted share	$0.18	$0.31	$0.52	$0.64	$0.86

	December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$123,014	$126,869	$99,114	$103,047	$132,956
Total assets	$264,711	$280,464	$259,600	$261,813	$297,828
Debt	$—	$—	$—	$—	$—
Shareholders’ equity	$183,365	$183,800	$162,080	$161,509	$181,586

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

Business Overview

We are a leading developer and implementer of supply chain commerce software solutions that help organizations optimize their supply chain operations from planning through execution. Our platform-based supply chain software solution portfolios – Manhattan SCOPE® and Manhattan SCALETM – are designed to deliver both business agility and total cost of ownership advantages to customers. Manhattan SCOPE (Supply Chain Optimization, Planning through Execution) leverages our Supply Chain Process Platform (SCPP) to unify the full breadth of the supply chain, while Manhattan SCALE (Supply Chain Architected for Logistics Execution) leverages Microsoft’s .NET platform to unify logistics functions.

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

In 2013, we generated $414.5 million in total revenue, with a revenue mix of: license revenue 15%; services revenue 76%; and hardware and other revenue 9%.

We manage our business based on three geographic regions: Americas, EMEA, and APAC. Geographic revenue is based on the location of the sale. Our international revenue was approximately $110.8 million, $104.4 million, and $90.7 million for the years ended December 31, 2013, 2012, and 2011, respectively, which represents approximately 27%, 28%, and 28% of our total revenue for the years ended December 31, 2013, 2012, and 2011, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2013, we employed approximately 2,530 employees worldwide, of which 1,160 employees are based in the Americas, 170 employees in EMEA, and 1,200 employees in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro economic trends, technology spending, and supply chain management market growth are important barometers for our business. In 2013, approximately 73% of our total revenue was generated in the United States, 12% in EMEA, and the balance in APAC, Canada, and Latin America. In addition, Gartner Inc., an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in the United States (50%) and Western Europe (28%); consequently, the health of the U.S. and the Western European economies has a meaningful impact on our financial results.

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

In January 2014, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update projecting slightly higher global growth for 2014. The WEO update noted that “Global activity and world trade picked up in the second half of 2013. Recent data even suggest that global growth during this period was somewhat stronger than anticipated in the October 2013 WEO. Final demand in advanced economies expanded broadly as expected—much of the upward surprise in growth is due to higher inventory demand. In emerging market economies, an export rebound was the main driver behind better activity, while domestic demand generally remained subdued, except in China. The WEO update projected that growth in the United States is expected to be 2.8 percent in 2014, up from 1.9 percent in 2013.”

During 2013 and 2012, the overall trend has been steady for our large license sales, with recognized $1.0 million or larger software license sales totaling fourteen, twelve, and thirteen for 2013, 2012, and 2011,respectively. However, the large deal flow has been inconsistent from quarter to quarter, reflecting what we believe to be ongoing macroeconomic uncertainty in the United States and Western Europe. While we are encouraged by our 2013 and 2012 results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it more difficult to forecast sales cycles for our products and the timing of large enterprise software license sales.

Revenue

License revenue: License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. In 2013, license revenue totaled $62.4 million, or 15% of total revenue, with gross margins of 86%. For the year ended December 31, 2013, Americas, EMEA, and APAC recognized $49.5 million, $7.9 million, and $5.0 million in license revenue, respectively. Our typical license revenue percentage mix of new to existing customers historically has approximated 50/50. However, for the year ended December 31, 2013, the percentage mix of new to existing customers was approximately 35/65. We believe our current mix of new customer to existing customer license sales will fluctuate with continuing global macroeconomic uncertainty; however, we anticipate that the mix will be at historically normal levels on a more consistent basis in improved global economic conditions.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles. In addition, the timing of the closing of a few large license transactions can have a material impact on our license revenues, operating profit, operating margins and earnings per share. For example, $1.0 million of license revenue in 2013 equates to approximately one cent of diluted earnings per share impact.

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

Services revenue: Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (“CSSE”). In 2013, our services revenue totaled $315.9 million, or 76% of total revenue, with gross margins of 55.0%. The Americas, EMEA, and APAC recognized $254.9 million, $41.0 million, and $20.0 million, respectively, in services revenue for the year ended December 31, 2013. Professional services accounted for approximately 67% of total services revenue and approximately 51% of total revenue in 2013. Our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At December 31, 2013, our professional services organization totaled approximately 1,560 employees, accounting for 62% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

Typically, our professional services lag license revenue by several quarters, as implementation services and related consulting are performed after the purchase of the software. Services revenue growth is contingent upon license revenue and customer upgrade cycles, which is influenced by the strength of general economic and business conditions and the competitive position of our software products. In addition, our professional services business has competitive exposure to offshore providers and other consulting companies. All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins, and loss of market share.

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Our CSSE revenues totaled $105.1 million in 2013, representing approximately 33% of services revenue and approximately 25% of total revenue, respectively. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; and (4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue: Our hardware and other revenue totaled $36.2 million in 2013 representing 9% of total revenue with gross margins of 16.6%. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $15.3 million, $12.6 million, and $10.4 million for 2013, 2012, and 2011, respectively.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the years ended December 31, 2013, 2012, and 2011 were $44.5 million, $44.7 million, and $42.4 million, respectively. At December 31, 2013, our R&D organization totaled approximately 650 employees, located in the U.S. and India.

We expect to continue to focus our R&D resources on the development and enhancement of supply chain software solutions. We offer what we believe to be the broadest solution portfolio in the supply chain solutions marketplace, to address all aspects of planning and forecasting, inventory optimization, order lifecycle management, transportation lifecycle management, and distribution management.

We also plan to continue to enhance our existing solutions and to introduce new solutions to address evolving industry standards and market needs. We identify opportunities to further enhance our solutions and to develop and provide new solutions through our customer support organization, as well as through ongoing customer consulting engagements and implementations, interactions with our user groups, association with leading industry analysts and market research firms, and participation on industry standards and research committees. Our solutions address the needs of customers in various vertical markets, including retail, consumer goods, food and grocery logistics service providers, industrial and wholesale, high technology and electronics, life sciences, and government.

Cash Flow and Financial Condition

For 2013, we generated cash flow from operating activities of $89.4 million and have generated a cumulative total of $220.5 million for the three years ended December 31, 2013. Our cash and investments at December 31, 2013 totaled $133.0 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and repurchases of common stock.

During 2013, we repurchased approximately $59.2 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors throughout the year. In January 2014, our Board of Directors approved raising our remaining share repurchase authority to $50 million.

In 2014, we anticipate that our priorities for use of cash will be in developing sales and services resources and continued investment in product development to drive and support profitable growth and extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2014 for general corporate purposes.

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

Full Year 2013 Financial Summary

•	On December 19, 2013, the Board of Directors approved a four-for-one stock split of the Company’s common stock, effected in the form of a stock dividend. All references made to share or per share amounts have been restated to reflect the effect of this four-for-one stock split for all periods presented.

•	Diluted earnings per share for the twelve months ended December 31, 2013 was $0.86, compared to $0.64 for the twelve months ended December 31, 2012;

•	Consolidated revenue for the twelve months ended December 31, 2013 was $414.5 million, compared to $376.2 million for the twelve months ended December 31, 2012. License revenue was $62.4 million for the twelve months ended December 31, 2013, compared to $61.5 million for the twelve months ended December 31, 2012;

•	Operating income was $101.3 million for the twelve months ended December 31, 2013, compared to $80.1 million for the twelve months ended December 31, 2012;

•	Operating margins for 2013 were 24.4% compared to operating margins of 21.3% in 2012;

•	Cash flow from operations totaled $89.4 million for the full year 2013 compared to $75.3 million in 2012;

•	Cash and investments on hand at December 31, 2013 was $133.0 million compared to $103.0 million at December 31, 2012;

•	During the twelve months ended December 31, 2013, the Company repurchased approximately 2.8 million shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $59.2 million; and

•	In January 2014, the Board of Directors approved raising the Company’s remaining share repurchase authority to $50 million of Manhattan Associates’ outstanding common stock.

Results of Operations

The following table summarizes selected Statement of Income data for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
				% Change vs. Prior Year
	2013	2012	2011	2013	2012
	(in thousands)
Revenue:
Software license	$62,416	$61,494	$54,241	1%	13%
Services	315,901	283,872	244,058	11%	16%
Hardware and other	36,201	30,882	30,954	17%	0%

Total revenue	414,518	376,248	329,253	10%	14%
Costs and expenses:
Cost of license	8,724	7,838	6,806	11%	15%
Cost of services	142,236	128,686	107,510	11%	20%
Cost of hardware and other	30,191	25,213	24,785	20%	2%
Research and development	44,549	44,704	42,372	0%	6%
Sales and marketing	44,559	45,622	43,944	-2%	4%
General and administrative	37,147	38,474	37,708	-3%	2%
Depreciation and amortization	5,825	5,638	7,284	3%	-23%
Recovery of previously impaired investment (1)	—	—	(2,519)	N/A	N/A

Total costs and expenses	313,231	296,175	267,890	6%	11%

Income from operations	$101,287	$80,073	$61,363	26%	30%

Operating margin	24.4%	21.3%	18.6%

(1)	Amount represents recovery of an auction rate security investment which had been impaired in a prior period.

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During 2013, 2012, and 2011, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Year Ended December 31,
				% Change vs. Prior Year
	2013	2012	2011	2013	2012
	(in thousands)
Revenue:

Software license
Americas	$49,574	$50,036	$45,506	-1%	10%
EMEA	7,858	9,569	6,362	-18%	50%
APAC	4,984	1,889	2,373	164%	-20%

Total license	$62,416	$61,494	$54,241	1%	13%

Services
Americas	$254,934	$228,673	$198,041	11%	15%
EMEA	41,020	36,167	30,824	13%	17%
APAC	19,947	19,032	15,193	5%	25%

Total services	$315,901	$283,872	$244,058	11%	16%

Hardware and Other
Americas	$33,836	$28,883	$29,312	17%	-1%
EMEA	1,536	1,402	1,109	10%	26%
APAC	829	597	533	39%	12%

Total hardware and other	$36,201	$30,882	$30,954	17%	0%

Total Revenue
Americas	$338,344	$307,592	$272,859	10%	13%
EMEA	50,414	47,138	38,295	7%	23%
APAC	25,760	21,518	18,099	20%	19%

Total revenue	$414,518	$376,248	$329,253	10%	14%

Operating income:
Americas	$83,451	$65,517	$53,550	27%	22%
EMEA	10,288	9,725	5,239	6%	86%
APAC	7,548	4,831	2,574	56%	88%

Total operating income	$101,287	$80,073	$61,363	26%	30%

The results of our operations for the years ended December 31, 2013, 2012, and 2011 are discussed below.

Revenue

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

	Year Ended December, 31
				% Change vs. Prior Year		% of Total Revenue
	2013	2012	2011	2013	2012	2013	2012	2011
	(in thousands)
Software license	$62,416	$61,494	$54,241	1%	13%	15%	16%	17%
Services	315,901	283,872	244,058	11%	16%	76%	76%	74%
Hardware and other	36,201	30,882	30,954	17%	0%	9%	8%	9%

Total revenue	$414,518	$376,248	$329,253	10%	14%	100%	100%	100%

License revenue

Year 2013 compared with year 2012

License revenue increased $0.9 million, or 1%, to $62.4 million in 2013 compared to 2012. We completed fourteen and twelve large deals greater than $1.0 million in 2013 and 2012, respectively. Our APAC license revenue increased $3.1 million, while Americas and EMEA license revenue decreased $0.5 million and $1.7 million, respectively, over 2012.

The license sales percentage mix across our product suite in 2013 was approximately 63% warehouse management solutions and 37% non-warehouse management solutions. Our warehouse management solutions decreased $0.7 million, or 2%, in 2013 compared to 2012 and non-warehouse management solutions increased $1.6 million, or 7%, in 2013 over 2012.

Year 2012 compared with year 2011

License revenue increased $7.3 million, or 13%, to $61.5 million in 2012 compared to 2011. We completed twelve and thirteen large deals greater than $1.0 million in 2012 and 2011, respectively. Our Americas and EMEA license revenue increased $4.5 million and $3.2 million, respectively, while APAC license revenue decreased $0.5 million over 2011.

The license sales percentage mix across our product suite in 2012 was approximately 65% warehouse management solutions and 35% non-warehouse management solutions. Our warehouse management solutions increased $6.5 million, or 19%, in 2012 compared to 2011 and non-warehouse management solutions increased $0.7 million, or 4%, in 2012 over 2011.

Services revenue

Year 2013 compared with year 2012

Services revenue increased $32.0 million, or 11%, in 2013 compared to 2012 due to a $25.6 million, or 14%, increase in professional services revenue and a $6.4 million, or 7%, increase in CSSE revenue. The Americas, EMEA, and APAC segments increased $26.3 million, $4.8 million, and $0.9 million, respectively, compared to 2012. The increase in services revenue is primarily due to customer-specific initiatives in conjunction with customer upgrade activity and license deals signed.

Year 2012 compared with year 2011

Services revenue increased $39.8 million, or 16%, in 2012 compared to 2011 due to a $28.4 million, or 18%, increase in professional services revenue and an $11.4 million, or 13%, increase in CSSE revenue. The Americas, EMEA, and APAC segments increased $30.6 million, $5.3 million, and $3.8 million, respectively, compared to 2011. The increase in services revenue is primarily due to customer-specific initiatives in conjunction with customer upgrade activity and license deals signed.

Hardware and other

Sales of hardware increased $2.6 million to $20.9 million in 2013 compared to $18.3 million in 2012. Sales of hardware decreased to $18.3 million in 2012 from $20.5 million in 2011. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $15.3 million, $12.6 million, and $10.4 million for 2013, 2012, and 2011, respectively.

Cost of Revenue

	Year Ended December 31,
				% Change vs. Prior Year
	2013	2012	2011	2013	2012
	(in thousands)
Cost of license	$8,724	$7,838	$6,806	11%	15%
Cost of services	142,236	128,686	107,510	11%	20%
Cost of hardware and other	30,191	25,213	24,785	20%	2%

Total cost of revenue	$181,151	$161,737	$139,101	12%	16%

Cost of License

Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increases in 2013 and 2012 are primarily due to increase in sales of third-party software over the prior year.

Cost of Services

Year 2013 compared with year 2012

Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. Cost of services increased $13.6 million, or 11%, in 2013 compared to 2012 principally due to a $11.9 million increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization and an increase of $0.8 million in third-party software maintenance costs and internal computer system costs.

Year 2012 compared with year 2011

Cost of services increased $21.2 million, or 20%, in 2012 compared to 2011 principally due to a $14.3 million increase in employee-related costs such as salary, benefits, and payroll taxes resulting from an increase in the number of professional services personnel in 2012 to support demand and a $3.1 million increase in performance-based compensation expense.

Cost of Hardware and other

In 2013, cost of hardware increased $2.3 million to $15.1 million from $12.8 million in 2012 on increased sales of hardware. In 2012, cost of hardware decreased $1.6 million to $12.8 million from $14.4 million in 2011. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $15.1 million, $12.4 million, and $10.4 million for 2013, 2012, and 2011, respectively. Changes in amounts of out-of-pocket expenses correlate to changes in amounts of services revenue.

Operating Expenses

	Year Ended December 31,
				% Change vs. Prior Year
	2013	2012	2011	2013	2012
	(in thousands)
Research and development	$44,549	$44,704	$42,372	0%	6%
Sales and marketing	44,559	45,622	43,944	-2%	4%
General and administrative	37,147	38,474	37,708	-3%	2%
Depreciation and amortization	5,825	5,638	7,284	3%	-23%
Recovery of previously impaired investment	—	—	(2,519)	N/A	N/A

Operating expenses	$132,080	$134,438	$128,789	-2%	4%

Research and Development

Our principal research and development (R&D) activities during 2013, 2012, and 2011 focused on the expansion and integration of new products and releases, while expanding the product footprint of our supply chain optimization solutions called Supply Chain Optimization from Planning through Execution. The Manhattan SCOPE Platform provides not only a sophisticated service oriented, architecture based application framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions.

For the years ended December 31, 2013, 2012, and 2011, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Year 2013 compared with year 2012

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses were essentially flat over prior year due to slightly lower headcount and favorable currency impact driven by a weakening of the Indian rupee against the US dollar.

Year 2012 compared with year 2011

R&D expenses increased $2.3 million, or 6%, to $44.7 million in 2012 compared to $42.4 million in 2011 primarily due to a $1.4 million increase in salary-related costs resulting from an increase in the number of R&D personnel to support our product development and a $1.1 million increase in performance-based compensation expense.

Sales and Marketing

Year 2013 compared with year 2012

Sales and marketing expenses include salaries, commissions, travel, and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $1.1 million, or 2%, in 2013 compared to 2012. The decrease was mainly attributable to a $1.2 million decrease in performance-based compensation and a decrease in stock compensation expense of $1.2 million partially offset by an increase in sales and marketing operating expenses of $1.6 million.

Year 2012 compared with year 2011

Sales and marketing expenses increased by $1.7 million, or 4%, in 2012 compared to 2011. The increase was mainly attributable to a $3.1 million increase in performance-based compensation partially offset by a decrease in sales and marketing operating expenses of $1.1 million.

General and Administrative

Year 2013 compared with year 2012

General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses decreased $1.3 million, or 3%, in 2013 primarily attributable to a $1.6 million reversal of a previously expensed transaction tax resulting from the expiration of the tax audit statutes.

Year 2012 compared with year 2011

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

Depreciation and Amortization

Depreciation expense amounted to $5.8 million, $5.6 million, and $6.1 million during 2013, 2012, and 2011, respectively, and has decreased due to lower capital expenditures over the past several years. Amortization of intangibles was nil in 2013 and 2012, and $2.3 million in 2011. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions prior to 2006. The decreases in amortization expense in 2013 and 2012 were associated with certain finite-lived intangible assets related to prior acquisitions, which are now fully amortized.

Recovery of previously impaired investment

In the quarter ended September 30, 2011, we were able to sell a previously impaired auction rate security, recovering 72%, or $2.5 million, of our original investment.

Operating Income

Operating income for the year ended December 31, 2013 increased $21.2 million to $101.3 million, compared to $80.1 million for the year ended December 31, 2012. Operating margins were 24.4% for 2013 versus 21.3% for 2012. Operating income and margin for the year ended December 31, 2013 included a $1.6 million reversal of a previously expensed transaction tax resulting from the expiration of the tax audit statutes. Furthermore, operating income and margins increased due to strong revenue growth and expense management during the year in addition to favorable foreign currency translation effects of $1.9 million for the year ended December 31, 2013, primarily due to the weakening of the Indian Rupee versus the U.S. dollar during the year ended December 31, 2013 compared to the same period in the prior year. Operating income in the Americas, EMEA, and APAC segments increased by $17.9 million, $0.6 million, and $2.7 million, respectively in 2013.

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

Other Income (Loss) and Income Taxes

	Year Ended December 31,
				% Change vs. Prior Year
	2013	2012	2011	2013	2012
Other income, net	$1,822	$965	$1,864	89%	-48%
Income tax provision	35,813	29,185	18,320	23%	59%

Other Income, net

Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Interest income was $1.2 million for the year ended December 31, 2013 and $1.1 million for the years ended December 31, 2012 and 2011. The weighted-average interest rate earned on cash and investments was approximately 1% for the years ended December 31, 2013, 2012 and 2011. We recorded a net foreign currency gain of $0.7 million in 2013, a net foreign currency loss of $0.1 million in 2012, and a net foreign currency gain of $0.8 million in 2011. The foreign currency gain and losses mainly resulted from gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee.

Income Tax Provision

Our effective income tax rates were 34.7%, 36.0%, and 29.0% in 2013, 2012, and 2011, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The effective tax rate in 2013 decreased from 2012 mainly due to the reinstatement of the federal research and development tax credit in January 2013 for the 2012 and 2013 tax years as well as reductions in valuation allowances for state tax credit carryforwards, partially offset by increases in foreign taxes and reserves for uncertain tax positions.

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

Liquidity and Capital Resources

During 2013, 2012, and 2011, we funded our business through cash generated from operations. Our cash and investments as of December 31, 2013 included $95.3 million held in the U.S. and $37.7 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate. However, our intent is to indefinitely reinvest these funds outside of the U.S. and we do not have a current cash requirement need to repatriate them to the U.S.

Our cash flow from operating activities totaled $89.4 million, $75.3 million, and $55.8 million in 2013, 2012, and 2011, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for 2013 increased $14.1 million compared to 2012 primarily attributable to higher revenue and net earnings. Cash flow from operating activities for 2012 increased $19.4 million compared to 2011 primarily attributable to higher revenue and net earnings combined with lower tax payments in 2012. Days sales outstanding (DSO) was 61, 60, and 62 days at December 31, 2013, 2012, and 2011, respectively, reflecting solid cash collections.

Our investing activities used cash of approximately $7.8 million, $7.0 million, and $4.6 million in 2013, 2012, and 2011, respectively. The use of cash for investing activities for the year ended December 31, 2013 was for capital expenditures of approximately $4.7 million and net purchases of $3.1 million in investments. The use of cash for investing activities for the year ended December 31, 2012 was $7.9 million in capital expenditures partially offset by the net maturities of $0.9 million in investments. The use of cash for investing activities for the year ended December 31, 2011 was $5.1 million in capital expenditures partially offset by the net maturities of $0.5 million in investments.

Our financing activities used cash of approximately $51.8 million, $63.5 million, and $77.9 million in 2013, 2012, and 2011, respectively. The principal use of cash for financing activities for the year ended December 31, 2013 was to purchase approximately $64.2 million of our common stock, including $5.0 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $5.8 million and a $6.6 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. The principal use of cash for financing activities for the year ended December 31, 2012 was to purchase approximately $103.2 million of our common stock, including $3.5 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $32.1 million and a $7.5 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. The principal use of cash for financing activities for the year ended December 31, 2011 was to purchase approximately $133.1 million of our common stock, including $2.4 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $52.7 million and a $2.5 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. In January 2014, our Board of Directors increased our remaining share repurchase authority to a total of $50 million.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In 2014, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2014 for general corporate purposes.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standard Board (FASB) issued an Accounting Standards Update (ASU) on reporting of amounts reclassified out of accumulated other comprehensive income, which is an amendment to the Presentation of Comprehensive Income Topic of the FASB Accounting Standards Codification. The ASU requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2012. We adopted the ASU in our first quarter of 2013 reporting, which did not have an impact on our financial statements.

In July 2013, the FASB issued an ASU on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, an amendment to the Income Taxes Topic of the FASB Accounting Standards Codification. The ASU requires companies to net the liability related to an unrecognized tax benefit against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. In addition, under this ASU, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2013 but may be adopted earlier. We adopted this ASU as of December 31, 2013. The adoption of the ASU did not have a material impact on our financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of December 31, 2013 consist of obligations under operating leases. We expect to fulfill all of the following commitments from our working capital. We have no off-balance sheet arrangements within the meaning of SEC rules.

Lease Commitments

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2018. Rent expense for these leases aggregated $5.9 million, $5.8 million, and $5.7 million during 2013, 2012, and 2011, respectively.

The following table summarizes our contractual commitments as of December 31, 2013 (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Operating Lease Obligations	$28,405	$6,248	$6,098	$6,009	$5,900	$4,150	$—

Indemnities

Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2013.

Warranties

In general, in our customer contracts we warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2013.

Application of Critical Accounting Policies and Estimates

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. We believe that estimates, judgments, and assumptions upon which we rely are reasonable based on information available to us at the time that these estimates, judgments, and assumptions are made. To the extent there are material differences between those estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions are: Revenue Recognition, Allowance for Doubtful Accounts, Valuation of Goodwill, Accounting for Income Taxes, and Stock-based Compensation.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB’s Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $15.3 million, $12.6 million, and $10.4 million for 2013, 2012, and 2011, respectively.

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

Valuation of Goodwill

In accordance with the Intangibles - Goodwill and Other Topic of the FASB Accounting Standards Codification, we do not amortize goodwill and other intangible assets with indefinite lives. Our goodwill is subject to an annual impairment test, which requires us to estimate the fair value of our business compared to the carrying value. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount based on economic, industry and company-specific factors. If it is determined that the carrying value of the reporting unit exceeds its fair value, an additional step is performed to measure the amount of the impairment loss, if any. The impairment review requires an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to record a charge to income for that portion of goodwill that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At December 31, 2013, our goodwill balance was $62.3 million.

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

The restricted stock awards and restricted stock units contain vesting provisions that are 50% service-based and 50% performance-based. The awards have a four year vesting period, with the performance portion tied to their grant year revenue and adjusted earnings per share targets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Business

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, France, Australia, China, Japan, Singapore, and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized a foreign exchange gain of $0.7 million in 2013, a foreign exchange loss of $0.1 million in 2012, and a foreign exchange gain of $0.8 million in 2011. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2013 relative to the U.S. dollar would result in a change of approximately $0.5 million in the reported foreign currency gain. A fluctuation of 10% in the period end exchange rates at December 31, 2012 relative to the U.S. dollar would result in a change of approximately $0.4 million.

Interest Rates

We currently invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate obligations in money market funds and certificates of deposit. These investments are mainly denominated in U.S. dollars. Cash balances in foreign currencies overseas are derived from business operations. At December 31, 2013, our cash, cash equivalents, and investment balances totaled $133.0 million, of which $124.4 million is highly liquid. The remaining $8.6 million balance is invested in short-term certificates of deposit. Our cash equivalents balance at December 31, 2013 was $36.2 million. Cash equivalents principally consist of highly liquid money market funds and certificates of deposit with maturities of less than three months when purchased.

Investments in both fixed rate and floating rate interest-earning instruments carry interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash and investment securities was approximately 1% for the years ended December 31, 2013 and 2012. The fair value of cash equivalents and investments held at December 31, 2013 and 2012 was $44.8 million and $52.3 million, respectively. Based on the average investments outstanding during 2013 and 2012, increases or decreases in the rates of return of 25 basis points would result in increases or decreases to interest income of approximately $0.3 million for both years from the reported interest income.

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

As of the end of the Company’s 2013 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2013, has audited the Company’s internal control over financial reporting as of December 31, 2013 and has issued a report regarding the Company’s internal control over financial reporting appearing on page 44, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer

February 6, 2014

/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer, and Treasurer

February 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Manhattan Associates, Inc. and Subsidiaries

We have audited Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Manhattan Associates, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Manhattan Associates, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2013 of Manhattan Associates, Inc. and subsidiaries, and our report dated February 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders

Manhattan Associates, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Associates, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), and our report dated February 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 6, 2014

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011

Revenue:
Software license	$62,416	$61,494	$54,241
Services	315,901	283,872	244,058
Hardware and other	36,201	30,882	30,954

Total revenue	414,518	376,248	329,253
Costs and expenses:
Cost of license	8,724	7,838	6,806
Cost of services	142,236	128,686	107,510
Cost of hardware and other	30,191	25,213	24,785
Research and development	44,549	44,704	42,372
Sales and marketing	44,559	45,622	43,944
General and administrative	37,147	38,474	37,708
Depreciation and amortization	5,825	5,638	7,284
Recovery of previously impaired investment	—	—	(2,519)

Total costs and expenses	313,231	296,175	267,890

Operating income	101,287	80,073	61,363
Interest income	1,167	1,062	1,072
Other income (loss), net	655	(97)	792

Income before income taxes	103,109	81,038	63,227
Income tax provision	35,813	29,185	18,320

Net income	$67,296	$51,853	$44,907

Basic earnings per share	$0.88	$0.66	$0.55
Diluted earnings per share	$0.86	$0.64	$0.52

Weighted average number of shares:
Basic	76,664	78,640	81,820
Diluted	77,932	81,084	85,968

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$67,296	$51,853	$44,907

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,079)	318	(4,024)
Unrealized gain (loss) on investments, net of taxes of $0, $53 and $(20) in 2013, 2012 and 2011, respectively	—	92	(33)

Other comprehensive income (loss)	(3,079)	410	(4,057)

Comprehensive income	$64,217	$52,263	$40,850

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$124,375	$96,737
Short-term investments	8,581	6,310
Accounts receivable, net of allowance of $3,156 and $6,235 in 2013 and 2012, respectively	71,136	62,102
Deferred income taxes	7,300	7,787
Prepaid expenses	6,345	7,386
Other current assets	1,001	1,185

Total current assets	218,738	181,507

Property and equipment, net	14,342	15,650
Goodwill, net	62,272	62,265
Deferred income taxes	427	732
Other assets	2,049	1,659

Total assets	$297,828	$261,813

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,555	$10,229
Accrued compensation and benefits	19,465	16,720
Accrued and other liabilities	12,225	12,233
Deferred revenue	53,812	47,935
Income taxes payable	7,131	4,024

Total current liabilities	104,188	91,141

Deferred rent, long-term	4,722	5,770
Deferred income taxes	3,176	656
Other non-current liabilities	4,156	2,737

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2013 and 2012	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 76,374,180 and 78,483,868 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	764	785
Retained earnings	188,604	165,427
Accumulated other comprehensive loss	(7,782)	(4,703)

Total shareholders’ equity	181,586	161,509

Total liabilities and shareholders’ equity	$297,828	$261,813

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Operating activities:
Net income	$67,296	$51,853	$44,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,825	5,638	7,284
Recovery of previously impaired investment	—	—	(2,519)
Equity-based compensation	7,325	8,338	10,372
Loss (gain) on disposal of equipment	31	(46)	25
Tax benefit of stock awards exercised/vested	6,980	9,901	7,481
Excess tax benefits from equity-based compensation	(6,637)	(7,531)	(2,474)
Deferred income taxes	3,165	5,388	2,409
Unrealized foreign currency (gain) loss	205	427	(189)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,174)	(5,446)	(8,994)
Other assets	697	281	(1,332)
Accounts payable, accrued and other liabilities	3,164	(162)	(3,537)
Income taxes	4,500	8,831	(2,514)
Deferred revenue	6,010	(2,201)	4,905

Net cash provided by operating activities	89,387	75,271	55,824

Investing activities:
Purchases of property and equipment	(4,740)	(7,873)	(5,074)
Purchases of short-term investments	(14,751)	(7,582)	(7,296)
Maturities of short-term investments	11,686	7,446	4,438
Sales of long-term investments	—	1,000	3,323

Net cash used in investing activities	(7,805)	(7,009)	(4,609)

Financing activities:
Purchase of common stock	(64,199)	(103,155)	(133,144)
Proceeds from issuance of common stock from options exercised	5,754	32,082	52,721
Excess tax benefits from equity-based compensation	6,637	7,531	2,474

Net cash used in financing activities	(51,808)	(63,542)	(77,949)

Foreign currency impact on cash	(2,136)	(163)	(1,830)

Net change in cash and cash equivalents	27,638	4,557	(28,564)
Cash and cash equivalents at beginning of period	96,737	92,180	120,744

Cash and cash equivalents at end of period	$124,375	$96,737	$92,180

Supplemental disclosures of cash flow information:
Cash paid for taxes	$21,191	$6,277	$11,113

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2010	86,919,156	$869	$—	$183,987	$(1,056)	$183,800
Repurchase of common stock	(14,740,784)	(148)	(70,478)	(62,518)	—	(133,144)
Stock option exercises	8,432,264	84	52,637	—	—	52,721
Restricted stock shares/units issuance/cancelation	1,053,148	—	—	—	—	—
Equity-based compensation	—	12	10,360	—	—	10,372
Tax effects of equity-based compensation	—	—	7,481	—	—	7,481
Foreign currency translation adjustment	—	—	—	—	(4,024)	(4,024)
Unrealized loss on investments	—	—	—	—	(33)	(33)
Net income	—	—	—	44,907	—	44,907

Balance, December 31, 2011	81,663,784	$817	$—	$166,376	$(5,113)	$162,080
Repurchase of common stock	(8,090,956)	(81)	(50,272)	(52,802)	—	(103,155)
Stock option exercises	5,010,536	49	32,033	—	—	32,082
Restricted stock shares/units issuance/cancelation	(99,496)	—	—	—	—	—
Equity-based compensation	—	—	8,338	—	—	8,338
Tax effects of equity-based compensation	—	—	9,901	—	—	9,901
Foreign currency translation adjustment	—	—	—	—	318	318
Unrealized loss on investments	—	—	—	—	92	92
Net income	—	—	—	51,853	—	51,853

Balance, December 31, 2012	78,483,868	$785	$—	$165,427	$(4,703)	$161,509
Repurchase of common stock	(3,132,276)	(32)	(20,048)	(44,119)	—	(64,199)
Stock option exercises	1,014,956	11	5,743	—	—	5,754
Restricted stock units issuance/shares cancelation	7,632		—	—	—	—
Equity-based compensation	—	—	7,325	—	—	7,325
Tax effects of equity-based compensation	—	—	6,980	—	—	6,980
Foreign currency translation adjustment	—	—	—	—	(3,079)	(3,079)
Net income	—	—	—	67,296	—	67,296

Balance, December 31, 2013	76,374,180	$764	$—	$188,604	$(7,782)	$181,586

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

1. Organization, Consolidation and Summary of Significant Accounting Policies

Organization and Business

Manhattan Associates, Inc. (“Manhattan” or the “Company”) is a developer and provider of supply chain commerce solutions that help organizations optimize the effectiveness, efficiency, and strategic advantages of their supply chains. The Company’s solutions consist of software, services, and hardware, which coordinate people, workflows, assets, events, and tasks holistically across the functions linked in a supply chain from planning through execution. These solutions also help coordinate the actions, data exchange, and communication of participants in supply chain ecosystems, such as manufacturers, suppliers, distributors, trading partners, transportation providers, channels (such as catalogers, store retailers, and Web outlets), and consumers.

The Company’s operations are in North America, Europe (EMEA), and the Asia/Pacific (APAC) region. The European operations are conducted through the Company’s wholly-owned subsidiaries, Manhattan Associates Limited, Manhattan Associates Europe B.V., Manhattan France SARL, and Manhattan Associates GmbH, in the United Kingdom, the Netherlands, France, and Germany, respectively. The Company’s Asia/Pacific operations are conducted through its wholly-owned subsidiaries, Manhattan Associates Pty Ltd., Manhattan Associates KK, Manhattan Associates Software (Shanghai), Co. Ltd., Manhattan Associates Software Pte Ltd., and Manhattan Associates (India) Development Centre Private Limited in Australia, Japan, China, Singapore, and India, respectively. The Company occasionally sells its products and services in other countries, such as countries in Latin America, Eastern Europe, Middle East, and Asia, through its direct sales channel as well as various reseller channels.

Stock Split

On December 19, 2013, the Board of Directors of the Company approved a four-for-one stock split of the Company’s common stock, effected in the form of a stock dividend. Each shareholder of record at the close of business on December 31, 2013 received three additional shares for every outstanding share held on the record date. The additional shares were distributed on January 10, 2014 and trading began on a split-adjusted basis on January 13, 2014. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been restated to reflect the effect of this four-for-one stock split for all periods presented. The Company retained the current par value of $0.01 per share for all shares of common stock. Stockholders’ equity reflects the stock split by reclassifying an amount equal to the par value of the additional shares arising from the split from “Additional Paid-in Capital” or “Retained Earnings” to “Common stock.”

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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

In July 2013, the FASB issued an ASU on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, which is an amendment to the Income Taxes Topic of the FASB Accounting Standards Codification. The ASU requires companies to net the liability related to an unrecognized tax benefit against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. In addition, under this ASU, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2013, but may be adopted earlier. The Company adopted this ASU as of December 31, 2013. The adoption of the ASU did not have a material impact on its financial statements.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash or cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. Amounts held are above the federally insured limit.

The Company’s sales are primarily to companies located in the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2013 for the Americas, EMEA, and APAC companies were $57.0 million, $9.9 million, and $4.2 million, respectively. Accounts receivable, net as of December 31, 2012 for the Americas, EMEA, and APAC companies were $51.0 million, $8.2 million, and $2.8 million, respectively. The Company’s top five customers in aggregate accounted for 11%, 12%, and 15% of total revenue recognized for each of the years ended December 31, 2013, 2012, and 2011, respectively. No single customer accounted for more than 10% of revenue in the years ended December 31, 2013, 2012, and 2011 or for more than 10% of accounts receivable as of December 31, 2013 and 2012.

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

December 31, 2013, 2012, and 2011

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

At December 31, 2013, the Company’s cash, cash equivalents, and short-term investments balances were $88.2 million, $36.2 million, and $8.6 million, respectively. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At December 31, 2013, the Company has $30.4 million in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Consolidated Balance Sheet. The Company has no investments classified as Level 2 or Level 3.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of historical amounts written-off, the customers’ ability to pay, and general economic conditions; self-insurance accruals; impairment of goodwill; stock based compensation, which is based on the number of awards ultimately expected to vest; and the Company’s effective income tax rate (including the impact of unrecognized tax benefits) and deferred tax assets, which are based upon the Company’s expectations of future taxable income, allowable deductions, and projected tax credits. Actual results will differ from these estimates.

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

Risks Associated with Single Business Line, Technological Advances, and Foreign Operations

The Company currently derives a substantial portion of its revenues from sales of its software and related services and hardware. The markets for supply chain execution and supply chain planning solutions are highly competitive, subject to rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, the Company’s position in these markets could be eroded rapidly by unforeseen changes in customer requirements for application features, functions, and technologies. The Company’s growth and future operating results will depend, in part, upon its ability to enhance existing applications and develop and introduce new applications that meet changing customer requirements that respond to competitive products and that achieve market acceptance. Any factor adversely affecting the markets for supply chain execution and supply chain planning solutions could have an adverse effect on the Company’s business, financial condition, results of operations and operating cash flows.

The Company’s international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. In addition, we have a large development center in Bangalore, India, that does not have a natural in-market revenue hedge to mitigate currency risk to our operating expense in India. Fluctuations in the value of other currencies, particularly the Indian rupee, could significantly affect our revenues, expenses, operating profit and net income. The Company recognized a foreign exchange gain of $0.7 million in 2013, a foreign exchange rate loss of $0.1 million in 2012, and a foreign exchange rate gain of $0.8 million in 2011. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” on the Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

Revenue Recognition

The Company’s revenue consists of fees from the licensing and hosting of software (collectively included in “Software license” revenue in the Consolidated Statements of Income), fees from implementation and training services (collectively, “professional services”), customer support services and software enhancements (collectively included in “Services” revenue in the Consolidated Statements of Income), and sales of hardware and other revenue, which consists of reimbursements of out-of-pocket expenses incurred in connection with our professional services (collectively included in “Hardware and other” revenue in the Consolidated Statements of Income). All revenue is recognized net of any related sales taxes.

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

December 31, 2013, 2012, and 2011

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $15.3 million, $12.6 million, and $10.4 million for 2013, 2012, and 2011, respectively.

Deferred Revenue

Deferred revenue represents amounts collected prior to having completed performance of professional services, customer support services and software enhancements, and significant remaining obligations under license agreements. The Company generally expects to complete such services or obligations within the next twelve months.

Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2013 or 2012.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations were $2.9 million, $4.3 million, and $2.5 million for 2013, 2012, and 2011, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the creditworthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Property and Equipment

Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, internal use software, and leasehold improvements. The Company depreciates the cost of furniture, computers, other office equipment, and internal use software on a straight-line basis over their estimated useful lives (three to five years for computer software, five years for office equipment, seven years for furniture and fixtures). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation and amortization expense for property and equipment for the years ended December 31, 2013, 2012, and 2011 was approximately $5.8 million, $5.6 million, and $6.1 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2013	2012
Office equipment	$29,767	$28,889
Computer software	16,485	15,727
Furniture and fixtures	2,707	2,892
Leasehold improvement	15,313	15,606

Property, plant and equipment, gross	64,272	63,114
Less accumulated depreciation and amortization	(49,930)	(47,464)

Property, plant and equipment, net	$14,342	$15,650

Software Development Costs

Research and development expenses are charged to expense as incurred. For the years ended December 31, 2013, 2012, and 2011, the Company did not capitalize any internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers have been insignificant.

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

Impairment of Long-Lived Assets

The Company reviews the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2013, 2012, and 2011, the Company did not recognize any impairment charges associated with its long-lived or intangible assets. As of December 31, 2013, the Company’s intangible assets are fully amortized.

The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

Goodwill and Impairment of Goodwill

Goodwill

Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. The Company does not amortize goodwill, but instead tests goodwill for impairment on at least an annual basis. Goodwill was $62.3 million at the end of each year ended December 31, 2013 and 2012. Approximately $36.0 million of the gross Goodwill balance is deductible for income tax purposes. To date, there have been no goodwill impairments.

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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

The Company adopted the simplified goodwill impairment test for the fiscal year ended December 31, 2013, that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is more likely than not that the unit’s fair value is less than its carrying amount. To the extent the Company concludes it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The Company did not identify any macroeconomic or industry conditions as of December 31, 2013, that would indicate the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate it is more likely than not that the fair value of any reporting units have fallen below their carrying value, the Company would test such reporting unit for impairment. The Company previously performed its periodic review of its goodwill for impairment as of December 31, 2012, and 2011, and did not identify any impairment as a result of the review.

Guarantees and Indemnities

The Company accounts for guarantees in accordance with the guarantee accounting topic in the FASB Codification. Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2013, or 2012.

In general, in our customer contracts, the Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. As a result, the Company believes the estimated fair value of these agreements is nominal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2013, and 2012.

Segment Information

The Company has three reporting segments: Americas, EMEA, and APAC as defined by FASB Codification topic for segment reporting. See Note 7 for discussion of the Company’s reporting segments.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $154,000, $95,000, and $240,000 in 2013, 2012, and 2011, respectively. Advertising costs are included in “Sales and marketing” in the Consolidated Statements of Income.

Basic and Diluted Net Income Per Share

Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.

Diluted net income per share is computed using net income divided by Weighted Shares and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 2013, 2012, and 2011 (in thousands, except per share data – stock split adjusted):

	Year Ended December 31,
	2013	2012	2011
Net income	$67,296	$51,853	$44,907

Earnings per share:
Basic	$0.88	$0.66	$0.55
Effect of CESs	(0.02)	(0.02)	(0.03)

Diluted	$0.86	$0.64	$0.52

Weighted average number of shares:
Basic	76,664	78,640	81,820
Effect of CESs	1,268	2,444	4,148

Diluted	77,932	81,084	85,968

There were no anti-dilutive CESs in 2013 and 2012. Options to purchase 8,000 shares of common stock were outstanding at December 31, 2011 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during 2011. See Note 2 for further information on those securities.

Accumulated Other Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity. The entire accumulated other comprehensive income balance as of December 31, 2013 and 2012 represents foreign currency translation adjustments.

2. Equity-Based Compensation

Equity Based Compensation Plans

As discussed in Note 1, on December 19, 2013, the Board of Directors of the Company approved a four-for-one stock split of the Company’s common stock, effected in the form of a stock dividend. All references to stock award data have been restated to reflect the effect of the stock split for all periods presented.

The Manhattan Associates, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) was adopted by the Board of Directors and approved by the shareholders in February 1998. Options originally granted under the 1998 Plan could not have a term exceeding ten years. Options typically have an annual graded vesting schedule over four years and vest based on service conditions. Following approval of the Manhattan Associates, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) discussed below, additional awards under the 1998 Plan were discontinued.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

The 2007 Plan was approved by the shareholders of the Company in May 2007 and was subsequently amended in May 2009 and May 2011. The 2007 Plan replaced the 1998 Plan and provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights. Vesting conditions can be service-based or performance-based, or a combination of both.

As amended, a maximum of 30,000,000 shares are available for grant under the 2007 Plan. Each stock option or stock appreciation right granted is counted against the maximum share limitation as one share, and each share of restricted stock or restricted stock unit granted (including those that are service based or performance based) counts against the maximum share limitation as two shares. Options and stock appreciation rights cannot have a term exceeding seven years. As of December 31, 2013, there were 13,536,716 shares available for issuance under the amended 2007 Plan. The 1998 and 2007 Plans are administered by the Compensation Committee of the Board of Directors. The committee has the authority to interpret the provisions thereof.

The restricted stock awards contain vesting provisions that are 50% service based and 50% performance based for employee awards and 100% service based for non-employee members of the Board of Directors (“Outside Directors”). The employee awards have a four year vesting period, with the performance portion tied to annual revenue and earnings per share targets. The awards to Outside Directors have a one year vesting period. The Company recognizes compensation cost for service-based restricted awards with graded vesting on a straight-line basis over the entire vesting period, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. For its performance-based restricted stock awards with graded vesting, the Company recognizes compensation cost on an accelerated basis applying straight-line expensing for each separately vesting portion of each award.

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

Stock Option Awards

The Company recorded equity-based compensation related to stock options granted prior to 2011 of $0.2 million, $0.6 million, and $2.0 million during the years ended December 31, 2013, 2012, and 2011, respectively. A summary of changes in outstanding options for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value (in thousands)
Outstanding at January 1, 2013	1,487,000	$5.53
Exercised	(1,014,956)	5.67
Forfeited and expired	(27,624)	5.25

Outstanding at December 31, 2013	444,420	$5.23	1.7	$10,726

Vested or expected to vest at December 31, 2013	444,420	$5.23	1.7	$10,726
Exercisable at December 31, 2013	444,420	$5.23	1.7	$10,726

No stock options were granted in 2011, 2012 or 2013.

Options with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date fair value of the award that is vested at that date. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 based on market value at the exercise dates was $13.9 million, $31.2 million, and $25.8 million, respectively. As of December 31, 2013, there is no unrecognized compensation cost related to unvested stock option awards.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

Restricted Stock and RSU Awards

A summary of changes in unvested shares/units of restricted stock for the year ended December 31, 2013 are as follows:

	Number of Shares	Grant Date Fair Value
Outstanding at January 1, 2013	2,388,796	$8.18
Granted	848,156	16.31
Vested	(910,996)	8.02
Forfeited	(548,572)	10.32

Outstanding at December 31, 2013	1,777,384	$11.74

The Company recorded equity-based compensation related to restricted stock and RSUs of $7.1 million, $7.7 million, and $8.4 million during the years ended December 31, 2013, 2012, and 2011, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2013, 2012, and 2011, based on market value at the vesting dates was $26.8 million, $15.2 million, and $10.8 million, respectively. As of December 31, 2013, unrecognized compensation cost related to unvested restricted stock awards totaled $10.2 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

Included in the RSU grants for the year ended December 31, 2013, are 262,316 units that have performance-based vesting criteria. As noted above, the performance criteria are tied to the Company’s 2013 financial performance. As of December 31, 2013, the performance criteria for the fiscal year were met and the associated equity-based compensation expense has been recognized for the portion of the award attributable to 2013 services.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

3. Income Taxes

The Company is subject to future federal, state, and foreign income taxes and has recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2013 and 2012. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accounts receivable	$1,010	$2,128
Accrued liabilities	5,780	4,131
Equity-based compensation	2,948	3,595
Capitalized costs	2,106	2,647
Accrued sales taxes	181	765
Deferred rent	2,140	2,435
State tax credits	4,018	3,079
Foreign subsidiary net operating losses	1,770	2,246
Tax credits - foreign	210	683
Valuation allowance	(6,188)	(5,965)
Other	560	591

	$14,535	$16,335

Deferred tax liabilities:
Intangible assets	7,806	6,155
Depreciation	2,178	2,317

	9,984	8,472

Net deferred tax assets	$4,551	$7,863

The components of income from domestic and foreign operations before income tax expense for the years ended December 31, 2013, 2012, and 2011, are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$94,336	$75,731	$55,487
Foreign	8,773	5,307	7,740

Total	$103,109	$81,038	$63,227

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

The components of the income tax provision for the years ended December 31, 2013, 2012, and 2011, are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$25,682	$20,150	$12,438
State	3,292	1,835	1,043
Foreign	3,674	1,702	2,432

	32,648	23,687	15,913

Deferred:
Federal	2,877	4,670	4,036
State	(341)	232	240
Foreign	629	596	(1,869)

	3,165	5,498	2,407

Total	$35,813	$29,185	$18,320

The income tax benefits related to the exercise of stock options were approximately $4.8 million, $11.0 million, and $9.2 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

As a result of losses in foreign locations, the Company has net operating loss carry-forwards (“NOLs”) of approximately $6.3 million available to offset future income. Approximately $6.1 million of the NOLs expire in 2014 to 2020, and the remainder does not expire. The Company has established a valuation allowance for substantially all of these NOLs because the ability to utilize them is not more likely than not.

The Company has tax credit carry-forwards of approximately $6.2 million available to offset future state tax. These tax credit carry-forwards expire in 2017 to 2023. These credits represent a deferred tax asset of $4.1 million after consideration of the federal benefit of state tax deductions. A valuation allowance of $3.0 million has been established for these credits because the ability to use them is not more likely than not.

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

Deferred taxes are not provided for temporary differences of approximately $31.4 million, $29.5 million, and $24.9 million as of December 31, 2013, 2012, and 2011, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is impractical to calculate the tax impact until such repatriation occurs.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income tax, net of federal benefit	2.0	1.8	2.1
State credit carryforwards	(0.9)	(0.1)	(0.2)
U.S. federal R&D tax credit	(2.0)		(0.8)
Foreign operations	(0.4)	—	(4.9)
Tax exempt income	—	—	—
Tax contingencies	1.2	—	(0.3)
Other permanent differences	(0.5)	(0.7)	(0.3)
Change in valuation allowance	0.3	—	(1.6)

Income taxes	34.7%	36.0%	29.0%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	December 31,
	2013	2012	2011

Unrecognized tax benefits at January 1,	$(3,375)	$(3,466)	$(3,396)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	(804)	(94)	(217)
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	61	87	40
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	(1,460)	(142)	(526)
Amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	—	—	228
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	456	240	405

Unrecognized tax benefits at December 31,	$(5,122)	$(3,375)	$(3,466)

The Company’s unrecognized tax benefits totaled $5.1 million and $3.4 million as of December 31, 2013 and 2012, respectively. Included in these amounts are unrecognized tax benefits totaling $3.1 million and $2.2 million as of December 31, 2013 and 2012, respectively, which, if recognized, would affect the effective tax rate. Prior periods shown in the tabular rollforward above have been adjusted to conform to the current year presentation which includes disclosing the gross amount of unrecognized tax benefits irrespective of related deferred tax assets.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. For the years ended December 31, 2013, 2012, and 2011, the Company recognized $0.2 million, $0.2 million, and $0.1 million, respectively, of expense for the potential payment of interest and penalties. Accrued interest and penalties were $0.7 million and $0.5 million for the years ended December 31, 2013, and 2012. The Company conducts business globally and, as a result, files income tax returns in the United State federal jurisdiction and in many state and foreign jurisdictions. The Company is generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2010. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2014, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $0.6 million.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

4. Shareholders’ Equity

During 2013, 2012, and 2011, the Company purchased 2,831,520, 7,779,312, and 14,429,068 shares of the Company’s common stock for approximately $59.2 million, $99.7 million, and $130.7 million, respectively, through open market transactions as part of a publicly-announced share repurchase program. In January 2014, the Board of Directors increased the remaining share repurchase authority to $50 million.

5. Commitments and Contingencies

Leases

Rents charged to expense were approximately $5.9 million, $5.8 million, and $5.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. During the first quarter of 2007, the Company extended its Atlanta headquarters lease, which was set to expire in March 2008 to September 30, 2018. The landlord funded leasehold improvements of $7.9 million in conjunction with the new lease which was recorded as an increase in leasehold improvements and deferred rent. Additionally, the Company had a rent holiday from April to September 2008. In August 2012, the Company amended its Atlanta headquarters lease to obtain additional space and received reimbursement of $0.2 million from the landlord for leasehold improvements as part of the agreement. The entire cash rent obligation is being amortized to expense on a straight line basis over the lease term.

Aggregate future minimum lease payments under noncancellable operating leases as of December 31, 2013 are as follows (in thousands):

Year Ending December 31,
2014	$6,248
2015	6,098
2016	6,009
2017	5,900
2018	4,150
Thereafter	—

Total minimum payments required	$28,405

There are no future minimum lease payments under capital leases as of December 31, 2013.

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

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

6. Employee Benefit Plan

The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $17,500, as defined, to the 401(k) Plan. The Internal Revenue Service raised the eligible compensation limit to $255,000 for 2013. In 2011, the Company provided a 25% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. In 2012, the Company increased the 401(k) match to a 50% matching contribution up to 6% of eligible compensation. During the years ended December 31, 2013, 2012 and 2011, the Company made matching contributions to the 401(k) Plan of $2.7 million, $2.4 million, and $0.9 million, respectively.

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

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reporting segments. The royalties, which totaled $3.2 million, $2.9 million, and $2.2 million in 2013, 2012, and 2011, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas’ costs are all research and development costs including the costs associated with the Company’s India operations.

The operating expenses for the Americas segment include $1.2 million of amortization expense on intangible assets in 2011. Amortization expense on intangible assets in 2013 and 2012 was immaterial.

In accordance with the segment reporting topic of the FASB Codification, the Company has included a summary of financial information by reportable segment. The following table presents the revenues, expenses, and operating income by reportable segment for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year Ended December 31,
	2013				2012
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$49,574	$7,858	$4,984	$62,416	$50,036	$9,569	$1,889	$61,494
Services	254,934	41,020	19,947	315,901	228,673	36,167	19,032	283,872
Hardware and other	33,836	1,536	829	36,201	28,883	1,402	597	30,882

Total revenue	338,344	50,414	25,760	414,518	307,592	47,138	21,518	376,248

Costs and Expenses:
Cost of revenue	142,006	26,111	13,034	181,151	126,342	23,998	11,397	161,737
Operating expenses	107,639	13,707	4,909	126,255	110,575	13,153	5,072	128,800
Depreciation and amortization	5,248	308	269	5,825	5,158	262	218	5,638

Total costs and expenses	254,893	40,126	18,212	313,231	242,075	37,413	16,687	296,175

Operating income	$83,451	$10,288	$7,548	$101,287	$65,517	$9,725	$4,831	$80,073

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

	Year Ended December 31, 2011
	Americas	EMEA	APAC	Total
Revenue:
Software license	$45,506	$6,362	$2,373	$54,241
Services	198,041	30,824	15,193	244,058
Hardware and other	29,312	1,109	533	30,954

Total revenue	272,859	38,295	18,099	329,253

Costs and Expenses:
Cost of revenue	108,648	20,436	10,017	139,101
Operating expenses	106,439	12,268	5,317	124,024
Depreciation and amortization	6,741	352	191	7,284
Recovery of previously impaired investment	(2,519)	—	—	(2,519)

Total costs and expenses	219,309	33,056	15,525	267,890

Operating income	$53,550	$5,239	$2,574	$61,363

The following table presents the goodwill, long-lived assets, and total assets by reporting segment for the years ended December 31, 2013 and 2012 (in thousands):

	As of December 31, 2013				As of December 31, 2012
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill	$54,766	$5,543	$1,963	$62,272	$54,766	$5,536	$1,963	$62,265
Long lived assets	14,885	752	754	16,391	15,810	800	699	17,309
Total assets	267,778	20,556	9,494	297,828	235,945	17,391	8,477	261,813

For the years ended December 31, 2013, 2012, and 2011, we derived revenue from sales to customers outside the United State of approximately $110.8 million, $104.4 million, and $90.7 million, respectively. Our remaining revenue was derived from domestic sales.

License revenues related to our warehouse and non-warehouse product groups for the years ended December 31, 2013, 2012, and 2011, are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Warehouse	$39,409	$40,068	$33,560
Non-Warehouse	23,007	21,426	20,681

Total license revenue	$62,416	$61,494	$54,241

Our services revenue consists of fees generated from professional services, customer support services and software enhancements related to our software products for the years ended December 31, 2013, 2012, and 2011, are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Professional services	$210,823	$185,242	$156,794
Customer support and software enhancements	105,078	98,630	87,264

Total services revenue	$315,901	$283,872	$244,058

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012, and 2011

8. Subsequent Events

The Company evaluated all subsequent events that occurred after the date of the accompanying financial statements and determined that there were no events or transactions during this subsequent event reporting period which require recognition or disclosure in the Company’s financial statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

9. Quarterly Results of Operations (Unaudited)

Following is the quarterly results of operations of the Company for the years ended December 31, 2013 and 2012. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements. As discussed in Note 1, on December 19, 2013, the Board of Directors of the Company approved a four-for-one stock split of the Company’s Common Stock, effected in the form of a stock dividend. All references made to share or per share amounts from the period ended March 31, 2012 to the period ended September 30, 2013 have been restated to reflect the effect of the stock split.

	Quarter Ended
	March 31, 2012	June 30, 2012	Sept 30, 2012	Dec 31, 2012	March 31, 2013	June 30, 2013	Sept 30, 2013	Dec 31, 2013
			(In thousands, except per share data)
Statements of Income Data:
Revenue:
Software license	$15,587	$15,345	$16,164	$14,398	$14,245	$16,136	$14,768	$17,267
Services	70,370	69,322	71,886	72,294	74,887	78,203	85,025	77,786
Hardware and other	5,524	8,900	7,791	8,667	7,469	8,177	8,009	12,546

Total revenue	91,481	93,567	95,841	95,359	96,601	102,516	107,802	107,599
Costs and expenses:
Cost of license	1,777	1,488	2,086	2,487	1,778	1,937	2,445	2,564
Cost of services	31,710	30,322	32,614	34,040	35,046	35,058	35,835	36,297
Cost of hardware and other	4,448	7,540	6,428	6,797	6,214	7,023	6,812	10,142
Research and development	11,551	10,802	11,400	10,951	11,476	11,032	10,906	11,135
Sales and marketing	12,403	11,415	10,999	10,805	11,434	11,888	9,863	11,374
General and administrative	10,308	9,240	9,258	9,668	9,508	7,932	9,755	9,952
Depreciation and amortization	1,344	1,418	1,379	1,497	1,484	1,459	1,414	1,468

Total costs and expenses	73,541	72,225	74,164	76,245	76,940	76,329	77,030	82,932

Operating income	17,940	21,342	21,677	19,114	19,661	26,187	30,772	24,667
Other income (loss), net	(124)	802	(247)	534	151	1,243	546	(118)

Income before income taxes	17,816	22,144	21,430	19,648	19,812	27,430	31,318	24,549
Income tax provision	6,414	7,972	7,621	7,178	6,457	10,023	11,630	7,703

Net income	$11,402	$14,172	$13,809	$12,470	$13,355	$17,407	$19,688	$16,846

Basic earnings per share	$0.14	$0.18	$0.18	$0.16	$0.17	$0.23	$0.26	$0.22
Diluted earnings per share	$0.14	$0.18	$0.17	$0.16	$0.17	$0.22	$0.25	$0.22
Shares used in computing basic earnings per share	79,616	79,060	78,272	77,636	77,308	76,888	76,452	76,032

Shares used in computing diluted earnings per share	82,548	81,404	80,520	79,652	78,740	78,036	77,552	77,256

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

Management’s Report on Internal Control over Financial Reporting

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, and the report of Ernst & Young LLP on the effectiveness of the Company’s internal control over financial reporting are contained on pages 43 and 44 of this report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 11, 2014, under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Committees.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 11, 2014, under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 11, 2014, under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 11, 2014, under the captions “Related Party Transactions” and “Election of Directors.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 11, 2014, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

		The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

	2.	Financial Statement Schedule.

The following financial statement schedule is filed as a part of this report:

SCHEDULE II

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Classification:	Balance at Beginning of Period	Additions charged to Operations	Net Deductions		Balance at End of Period
Allowance for Doubtful Accounts
For the year ended:
December 31, 2011	$5,711,000	$2,508,000	$3,403,000	(a)	$4,816,000
December 31, 2012	$4,816,000	$4,294,000	$2,875,000	(a)	$6,235,000
December 31, 2013	$6,235,000	$2,901,000	$5,980,000	(a)	$3,156,000

Deferred Tax Asset Valuation Allowance
For the year ended:
December 31, 2011	$7,689,000	$—	$978,000	(b)	$6,711,000
December 31, 2012	$6,711,000	$—	$746,000	(b)	$5,965,000
December 31, 2013	$5,965,000	$223,000	$—		$6,188,000

Restructuring Charge Accrual
For the year ended:
December 31, 2011	$63,000	$—	$63,000		$—

(a)	Represents write-offs of accounts, net of recoveries.
(b)	Represents current year releases credited to expenses and current year reductions due to decreases in net deferred tax assets.

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

Date: February 6, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr.	Chairman of the Board	February 6, 2014
John J. Huntz, Jr.

/s/ Eddie Capel	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 6, 2014
Eddie Capel

/s/ Dennis B. Story	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	February 6, 2014
Dennis B. Story

/s/ Brian J. Cassidy	Director	February 6, 2014
Brian J. Cassidy

/s/ Dan J. Lautenbach	Director	February 6, 2014
Dan J. Lautenbach

/s/ Thomas E. Noonan	Director	February 6, 2014
Thomas E. Noonan

/s/ Deepak Raghavan	Director	February 6, 2014
Deepak Raghavan

/s/ Peter F. Sinisgalli	Director	February 6, 2014
Peter F. Sinisgalli

EXHIBIT INDEX

The following exhibits are filed with this Report.

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

3.2	Amended Bylaws of the Registrant (As Amended Effective October 13, 2010) (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-23999), filed on October 19, 2010).

4.1	Provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

4.2	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.1	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant dated September 24, 1997 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.2	First Amendment to Lease between Wildwood Associates, a Georgia general partnership, and the Registrant dated October 31, 1997 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.3	Second Amendment to Lease Agreement between Wildwood Associates, a Georgia general partnership, and the Registrant, dated February 27, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.4	Third Amendment to Lease Agreement between Wildwood Associates and the Registrant, dated October 24, 2000 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.5	Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant, dated June 25, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2001 (File No. 000-23999), filed August 14, 2001).

10.6	First Amendment to Lease Agreement between Wildwood Associates, and the Registrant, dated June 10, 2002 (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

10.7	Second Amendment to Lease Agreement between 2300 Windy Ridge Parkway Investors LLC, and the Registrant, dated February 27, 2007 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

10.8	Lease Agreement by and between Tektronix UK Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated October 21, 1999 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.9	Lease (Burlington Business Center) by and between Gateway Rosewood, Inc. and Manhattan Associates, Inc., dated August 23, 2004 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.10	Agreement to Build and Lease between Orchid Apartments Private Limited and Manhattan Associates India Development Centre Private Limited, executed on November 19, 2004 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.11	Lease Agreement between IGE Energy Services (UK) Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated February 1, 2005 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.12	Sub-Sublease Agreement between Scientific Research Corporation, a Georgia corporation, and the Registrant, dated July 2, 1998 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.13	Sub-Sublease Agreement between The Profit Recovery Group International 1, Inc., a Georgia corporation, and the Registrant, dated August 19, 1998 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.14	Standard Sublease Agreement between Life Office Management Association, Inc. and the Registrant, dated October 20, 2000 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.15	Standard Sublease Agreement between Chevron USA Inc. and the Registrant, dated November 20, 2000 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.16	Form of Indemnification Agreement with certain directors and officers of the Registrant (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2004 (File No. 000-23999), filed on August 9, 2004).

10.17	Form of Tax Indemnification Agreement for direct and indirect shareholders of Manhattan Associates Software, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.18	Summary Plan Description of the Registrant’s Money Purchase Plan & Trust, effective January 1, 1997 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.19	Summary Plan Description of the Registrant’s 401(k) Plan and Trust, effective January 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.20 *	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.21 *	First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.22 *	Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.23 *	Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.24 *	Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

10.25 *	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-68968), filed on September 5, 2001).

10.26 *	Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Proxy Statement for its Annual Meeting held May 17, 2002 (File No. 000-23999), filed on April 24, 2002).

10.27 *	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.28 *	Form of Composite Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2006 (File No. 000-23999), filed on May 4, 2006).

10.30 (a)*	Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

(b)*	Modification dated July 19, 2007 by and between the Company and Peter F. Sinisgalli to the Executive Employment Agreement dated February 25, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on July 24, 2007).

(c)*	Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of April 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on December 23, 2011).

10.31 *	Separation and Non-Competition Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.32 (a)*	Form of Executive Employment Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999) filed on April 4, 2013).

(b)*	Updated Schedule to Form of Executive Employment Agreement of Initial Salaries and Target Bonus Opportunities for Named Executive Officers (Incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-23999) filed on July 31, 2013).

10.33 *	Executive Employment Agreement with Steven P. Smith (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-23999) filed on July 31, 2013).

10.42	Form of License Agreement, Software Maintenance Agreement and Consulting Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.43	Form of Software License, Services and Maintenance Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.44 *	2007 Stock Incentive Plan, as amended by the First Amendment thereto (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2009 Annual Meeting of Shareholders (File No. 000-23999) filed on April 20, 2009).

10.45 *	Written Summary of Manhattan Associates, Inc. 2009 Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on June 19, 2009).

10.46 *	Written Summary of Manhattan Associates, Inc. 2009 Supplemental Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999), filed on June 19, 2009).

10.47 *	Written Summary of Manhattan Associates, Inc. Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

10.48 *	Form of Manhattan Associates, Inc. Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

10.49 *	Form of Manhattan Associates, Inc. Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

10.50 *	Form of Manhattan Associates, Inc. Restricted Stock Unit Award Agreement for Employees (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.51 *	Form of Manhattan Associates, Inc. Restricted Stock Unit Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.52 *	Executive Employment Agreement by and between the Registrant and Bruce Richards, effective as of August 1, 2011 (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.53 *	Severance and Non-Competition Agreement by and between the Registrant and Bruce Richards, effective as of August 1, 2011 (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.54 *	Modification Agreement for Terms and Conditions for Stock Options by and between the Registrant and Eddie Capel, effective as of June 4, 2007 (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.55 *	Severance and Non-Competition Agreement by and between the Registrant and Eddie Capel, effective as of March 18, 2010 (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 **	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or agreement.
**	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.