Form 10-Q
period 2014-03-31
MANHATTAN ASSOCIATES INC
filed 2014-04-29
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the Registrant’s class of capital stock outstanding as of April 25, 2014, the latest practicable date, is as follows: 75,788,854 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended March 31, 2014

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$116,649	$124,375
Short term investments	9,285	8,581
Accounts receivable, net of allowance of $3,844 and $3,156 in 2014 and 2013, respectively	66,779	71,136
Deferred income taxes	7,321	7,300
Prepaid expenses and other current assets	10,571	7,346

Total current assets	210,605	218,738
Property and equipment, net	14,108	14,342
Goodwill, net	62,272	62,272
Deferred income taxes	438	427
Other assets	3,321	2,049

Total assets	$290,744	$297,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,281	$11,555
Accrued compensation and benefits	17,661	19,465
Accrued and other liabilities	12,092	12,225
Deferred revenue	59,449	53,812
Income taxes payable	2,446	7,131

Total current liabilities	99,929	104,188
Other non-current liabilities	13,125	12,054
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2014 and 2013	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 75,831,405 and 76,374,180 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	758	764
Retained earnings	183,695	188,604
Accumulated other comprehensive loss	(6,763)	(7,782)

Total shareholders’ equity	177,690	181,586

Total liabilities and shareholders’ equity	$290,744	$297,828

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenue:
Software license	$17,107	$14,245
Services	86,913	74,887
Hardware and other	9,543	7,469

Total revenue	113,563	96,601
Costs and expenses:
Cost of license	1,613	1,778
Cost of services	38,460	35,046
Cost of hardware and other	7,479	6,214
Research and development	11,803	11,476
Sales and marketing	12,020	11,434
General and administrative	10,649	9,508
Depreciation and amortization	1,488	1,484

Total costs and expenses	83,512	76,940

Operating income	30,051	19,661
Other (loss) income, net	(233)	151

Income before income taxes	29,818	19,812
Income tax provision	11,106	6,457

Net income	$18,712	$13,355

Basic earnings per share	$0.25	$0.17
Diluted earnings per share	$0.24	$0.17
Weighted average number of shares:
Basic	75,817	77,308
Diluted	76,795	78,740

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Net income	$18,712	$13,355
Foreign currency translation adjustment	1,019	(80)

Comprehensive income	$19,731	$13,275

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Operating activities:
Net income	$18,712	$13,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,488	1,484
Equity-based compensation	2,274	1,907
(Gain) loss on disposal of equipment	(17)	1
Tax benefit of stock awards exercised/vested	6,547	4,206
Excess tax benefits from equity-based compensation	(6,509)	(4,163)
Deferred income taxes	1,302	1,682
Unrealized foreign currency loss (gain)	90	(75)
Changes in operating assets and liabilities:
Accounts receivable, net	4,496	2,255
Other assets	(4,447)	(594)
Accounts payable, accrued and other liabilities	(5,638)	(6,652)
Income taxes	(4,647)	(3,720)
Deferred revenue	5,493	10,414

Net cash provided by operating activities	19,144	20,100

Investing activities:
Purchase of property and equipment	(1,156)	(598)
Net purchases of investments	(427)	(1,115)

Net cash used in investing activities	(1,583)	(1,713)

Financing activities:
Purchase of common stock	(33,179)	(20,474)
Proceeds from issuance of common stock from options exercised	730	2,623
Excess tax benefits from equity-based compensation	6,509	4,163

Net cash used in financing activities	(25,940)	(13,688)

Foreign currency impact on cash	653	(343)

Net change in cash and cash equivalents	(7,726)	4,356
Cash and cash equivalents at beginning of period	124,375	96,737

Cash and cash equivalents at end of period	$116,649	$101,093

See accompanying Notes to Condensed Consolidated Financial Statements.

1. Basis of Presentation, Principles of Consolidation and Stock Split

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at March 31, 2014, the results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

2. Revenue Recognition

The Company’s revenue consists of fees from the licensing and hosting of software (collectively included in “Software license” revenue in the Condensed Consolidated Statements of Income), fees from implementation and training services (collectively, “professional services”) and customer support services and software enhancements (collectively with professional services revenue included in “Services” revenue in the Condensed Consolidated Statements of Income), and sales of hardware and other revenue, which consists of reimbursements of out-of-pocket expenses incurred in connection with our professional services (collectively included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income). All revenue is recognized net of any related sales taxes.

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

The Company’s services revenue consists of fees generated from professional services and customer support and software enhancements related to the Company’s software products. Professional services include system planning, design, configuration, testing, and other software implementation support and are not typically essential to the functionality of our software. Fees from professional services performed by the Company are separately priced and are generally billed on an hourly basis, and revenue is recognized as the services are performed. In certain situations, professional services are rendered under agreements in which billings are limited to contractual maximums or based upon a fixed fee for portions of or all of the engagement. Revenue related to fixed-fee-based contracts is recognized on a proportional performance basis based on the hours incurred on discrete projects within an overall services arrangement. The Company has determined that output measures, or services delivered, approximate the input measures associated with fixed-fee services arrangements. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancements is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $3.6 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively.

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

At March 31, 2014, the Company’s cash, cash equivalents, and short-term investments balances were $77.3 million, $39.3 million, and $9.3 million, respectively. The Company currently has no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At March 31, 2014 and December 31, 2013, the Company had $30.4 million in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has no investments classified as Level 2 or Level 3.

4. Equity-Based Compensation

As discussed in Note 1, on December 19, 2013, the Board of Directors of the Company approved a four-for-one stock split of the Company’s common stock, effected in the form of a stock dividend. All references to stock award data have been restated to reflect the effect of the stock split for all periods presented.

The Company recorded equity-based compensation expense related to stock options of $147,000 during the three months ended March 31, 2013. No amounts were recorded for equity-based compensation expense related to stock option during the three months ended March 31, 2014 as all stock options became vested prior to 2014. The Company does not currently grant stock options.

A summary of changes in outstanding options for the three months ended March 31, 2014 is as follows:

Number of Options
Outstanding at December 31, 2013	444,420
Exercised	(130,156)
Forfeited and expired	(1,000)

Outstanding at March 31, 2014	313,264

The Company granted 317,543 and 734,700 restricted stock units (RSUs) during the three months ended March 31, 2014 and 2013, respectively. The Company recorded equity-based compensation expense related to restricted stock and RSUs of $2.3 million and $1.8 million during the three months ended March 31, 2014 and 2013, respectively.

A summary of changes in unvested shares/units for the three months ended March 31, 2014 is as follows:

Number of shares/units
Outstanding at December 31, 2013	1,777,384
Granted	317,543
Vested	(635,134)
Forfeited	(22,452)

Outstanding at March 31, 2014	1,437,341

5. Income Taxes

The Company’s effective tax rate was 37.2% and 32.6% for the quarters ended March 31, 2014 and 2013, respectively. The effective tax rate for the quarter ended March 31, 2014 does not include any benefit for the federal research and development tax credit as this tax legislation expired on December 31, 2013 and has not been reinstated since. The effective tax rate for the quarter ended March 31, 2013 includes the reinstatement of the federal research and development tax credit in January 2013 for the 2013 and 2012 tax years. In addition, the effective tax rate for the three months ended March 31, 2013 included the establishment of state income tax reserves.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification (ASC 740). For the three months ended March 31, 2014, there were no material changes to the Company’s uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

The Company currently plans to permanently reinvest all of its remaining undistributed foreign earnings. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is impractical to calculate the tax impact until such repatriation occurs.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to U.S. federal, substantially all state and local income tax examinations and substantially all non-US income tax examinations for years before 2010.

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Net income	$18,712	$13,355
Earnings per share:
Basic	$0.25	$0.17
Effect of CESs	(0.01)	—

Diluted	$0.24	$0.17
Weighted average number of shares:
Basic	75,817	77,308
Effect of CESs	978	1,432

Diluted	76,795	78,740

There were no anti-dilutive CESs during 2013 and 2014.

7. Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business, and occasionally legal proceedings not in the ordinary course. Many of the Company’s installations involve products that are critical to the operations of its clients’ businesses. Any failure in a Company product could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances. The Company is not currently a party to any legal proceedings the result of which it believes is likely to have a material adverse impact upon its business, financial position, results of operations, or cash flows. The Company expenses legal costs associated with loss contingencies as such legal costs are incurred.

8. Operating Segments

The Company manages the business by geographic segment. The Company has identified three geographic reportable segments: North America and Latin America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). All segments derive revenue from the sale and implementation of the Company’s supply chain execution and planning solutions. The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain. The Company uses the same accounting policies for each reportable segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each region.

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reportable segments. The royalties, which totaled approximately $1.4 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas’ costs are all research and development costs including the costs associated with the Company’s India operations.

The following table presents the revenues, expenses and operating income by reportable segment for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014				2013
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
License	$11,458	$4,450	$1,199	$17,107	$11,529	$1,319	$1,397	$14,245
Services	70,904	10,864	5,145	86,913	61,280	9,763	3,844	74,887
Hardware and other	8,993	365	185	9,543	7,011	349	109	7,469

Total revenue	91,355	15,679	6,529	113,563	79,820	11,431	5,350	96,601
Costs and Expenses:
Cost of revenue	36,649	7,476	3,427	47,552	33,814	6,160	3,064	43,038
Operating expenses	29,220	4,070	1,182	34,472	27,697	3,444	1,277	32,418
Depreciation and amortization	1,353	75	60	1,488	1,345	74	65	1,484

Total costs and expenses	67,222	11,621	4,669	83,512	62,856	9,678	4,406	76,940

Operating income	$24,133	$4,058	$1,860	$30,051	$16,964	$1,753	$944	$19,661

License revenues related to the Company’s warehouse and non-warehouse product groups for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Warehouse	$10,668	$9,251
Non-Warehouse	6,439	4,994

Total software license revenue	$17,107	$14,245

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Professional services	$59,422	$49,151
Customer support and software enhancements	27,491	25,736

Total services revenue	$86,913	$74,887

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to expectations about global macroeconomic trends and industry developments, plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2013. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2014 and 2013, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013.

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

In the three months ended March 31, 2014, we generated $113.6 million in total revenue, with a revenue mix of: license revenue 15%; services revenue 77%; and hardware and other revenue 8%.

We manage our business based on three geographic regions: the Americas, Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $32.9 million for the three months ended March 31, 2014, which represents approximately 29% of our total revenue. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2014, we employed approximately 2,570 employees worldwide, of which 1,210 employees are based in the Americas, 180 employees in EMEA, and 1,180 employees in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macroeconomic trends, technology spending, and supply chain management market growth are important barometers for our business. In the first quarter of 2014, approximately 71% of our total revenue was generated in the United States, 14% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc., an information technology research and advisory company, estimates that nearly 73% of every supply chain software solutions dollar invested is spent in the United States (46%) and Western Europe (27%); consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

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

In April 2014, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO), which projected global economic growth to reach about 3.6 percent in 2014 and 3.9 percent in 2015. The WEO noted that “the global activity has broadly strengthened and is expected to improve further in 2014-2015, with much impetus coming from advanced economies.” The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 2.3 percent in 2014-2015, while the emerging and developing economies would continue to grow at a solid pace of about 5 percent in 2014 and 5.25 percent in 2015.

During 2013 and continuing into 2014, the overall trend has been steady for our large license deals, with recognized $1.0 million or larger software license sales totaling fourteen for 2013 and totaling four in the first three months of 2014. However, the large deal flow has been inconsistent from quarter to quarter, reflecting what we believe to be ongoing lackluster macroeconomic growth in the United States and Western Europe. While we are encouraged by our 2013 and first three months of 2014 results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it more difficult to forecast sales cycles for our products and the timing of large enterprise software license deals.

Revenue

License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. License revenue totaled $17.1 million, or 15% of total revenue, with gross margins of 90.6% for the three months ended March 31, 2014. Prior to the 2009 global recession, our typical license revenue percentage mix of new to existing customers historically approximated 50/50. Post 2009, the percentage mix has fluctuated more. For the three months ended March 31, 2014, the percentage mix of new to existing customers was approximately 30/70. We anticipate that the new to existing customer mix will return to more historical levels on a more consistent basis in improved global economic conditions.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.0 million of license revenue in the first quarter of 2014 equates to approximately one cent of diluted earnings per share impact.

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

Services revenue. Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (“CSSE”). Services revenue totaled $86.9 million, or 77% of total revenue, with gross margins of 55.7% for the three months ended March 31, 2014. Professional services accounted for approximately 68% of total services revenue and approximately 52% of total revenue in the three months ended March 31, 2014. Our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At March 31, 2014, our professional services organization totaled approximately 1,600 employees, accounting for 62% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

Typically, our professional services lag related license revenue by several quarters, as implementation services and related consulting are performed after the purchase of the software. Services revenue growth is contingent upon license revenue and customer upgrade cycles, which are influenced by the strength of general economic and business conditions and the competitive position of our software products. In addition, our professional services business has competitive exposure to offshore providers and other consulting companies. All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins, and loss of market share.

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Our CSSE revenues totaled $27.5 million for the three months ended March 31, 2014, representing approximately 32% of services revenue and approximately 24% of total revenue, respectively. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; and (4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $9.5 million, representing 8% of total revenue with gross margins of 21.6% for the three months ended March 31, 2014. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $3.6 million for the three months ended March 31, 2014.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses were $11.8 million for the three months ended March 31, 2014. At March 31, 2014, our R&D organization totaled approximately 640 employees, located in the U.S. and India.

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

Cash Flow and Financial Condition

For the three months ended March 31, 2014, we generated cash flow from operating activities of $19.1 million. Our cash, cash equivalents, and investments at March 31, 2014 totaled $125.9 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 694,547 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the three months ended March 31, 2014. In April 2014, our Board of Directors approved raising the Company’s remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

For the remainder of 2014, we anticipate that our priorities for the use of cash will be in developing sales and services resources and continued investment in product development to drive and support profitable growth and extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the remainder of 2014 for general corporate purposes.

Results of Operations

The following table summarizes our consolidated results for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Revenue	$113,563	$96,601
Costs and expenses	83,512	76,940

Operating income	30,051	19,661
Other income, net	(233)	151

Income before income taxes	29,818	19,812
Net income	$18,712	$13,355

Diluted earnings per share	$0.24	$0.17

Diluted weighted average number of shares	76,795	78,740

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During the three months ended March 31, 2014 and 2013, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended March 31,
			% Change vs.
	2014	2013	Prior Year
	(in thousands)
Revenue:
Software license
Americas	$11,458	$11,529	-1%
EMEA	4,450	1,319	237%
APAC	1,199	1,397	-14%

Total software license	17,107	14,245	20%
Services
Americas	70,904	61,280	16%
EMEA	10,864	9,763	11%
APAC	5,145	3,844	34%

Total services	86,913	74,887	16%
Hardware and Other
Americas	8,993	7,011	28%
EMEA	365	349	5%
APAC	185	109	70%

Total hardware and other	9,543	7,469	28%
Total Revenue
Americas	91,355	79,820	14%
EMEA	15,679	11,431	37%
APAC	6,529	5,350	22%

Total revenue	$113,563	$96,601	18%

Operating income:
Americas	$24,133	$16,964	42%
EMEA	4,058	1,753	131%
APAC	1,860	944	97%

Total operating income	$30,051	$19,661	53%

Summary of the First Quarter 2014 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.24 in the first quarter of 2014, compared to $0.17 in the first quarter of 2013.

•	Consolidated total revenue was $113.6 million in the first quarter of 2014, compared to $96.6 million in the first quarter of 2013. License revenue was $17.1 million in the first quarter of 2014, compared to $14.2 million in the first quarter of 2013.

•	Operating income was $30 million in the first quarter of 2014, compared to $19.7 million in the first quarter of 2013.

•	Cash flow from operations was $19.1 million in the first quarter of 2014, compared to $20.1 million in the first quarter of 2013. Days Sales Outstanding was 53 days at March 31, 2014, compared to 61 days at December 31, 2013.

•	Cash and investments on-hand were $125.9 million at March 31, 2014, compared to $133.0 million at December 31, 2013.

•	During the three months ended March 31, 2014, we repurchased 694,547 shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $25.5 million. In April 2014, the Board of Directors approved raising our share repurchase authority to an aggregate of $50.0 million of our outstanding common stock.

The results of our operations for the first quarters of 2014 and 2013 are discussed below.

Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2014	2013	Prior Year	2014	2013
	(in thousands)
Software license	$17,107	$14,245	20%	15%	15%
Services	86,913	74,887	16%	77%	77%
Hardware and other	9,543	7,469	28%	8%	8%

Total revenue	$113,563	$96,601	18%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue. License revenue increased $2.9 million, or 20%, in the first quarter of 2014 compared to the same quarter in the prior year. We completed four large software license deals greater than $1.0 million in the first quarter of 2014. The license sales percentage mix across our product suite in the quarter ended March 31, 2014 was approximately 60/40 of warehouse management solutions to non-warehouse management solutions.

Services revenue. Services revenue increased $12.0 million, or 16%, in the first quarter of 2014 compared to the same quarter in the prior year due to a $10.3 million increase in professional services revenue and a $1.7 million increase in customer support and software enhancements. The increase in services revenue was due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas, EMEA and APAC segments increased $9.6 million, $1.1 million and $1.3 million, respectively, in the first quarter of 2014 compared to the first quarter of 2013.

Hardware and other. Hardware sales increased by $1.7 million to $5.9 million in the first quarter of 2014 compared to $4.2 million for the first quarter of 2013. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $3.6 million and $3.3 million for the quarters ended March 31, 2014 and 2013, respectively.

Cost of Revenue

	Three Months Ended March 31,
			% Change vs.
	2014	2013	Prior Year
Cost of license	$1,613	$1,778	-9%
Cost of services	38,460	35,046	10%
Cost of hardware and other	7,479	6,214	20%

Total cost of revenue	$47,552	$43,038	10%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased by $0.2 million in the first quarter of 2014 compared to the same quarter of 2013 due to decrease in sales of third-party software over the prior year.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $3.4 million, or 10%, increase in cost of services in the quarter ended March 31, 2014 compared to the same quarter in the prior year was principally due to a $2.9 million increase in compensation, other personnel-related, and travel expenses resulting from increased headcount in our services organization to support ongoing growth of the business.

Cost of hardware and other. Cost of hardware increased by $1.0 million to $4.0 million in the first quarter of 2014 compared to $3.0 million in the same quarter of 2013. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $3.5 million and $3.3 million for the quarters ended March 31, 2014 and 2013, respectively.

Operating Expenses

	Three Months Ended March 31,
			% Change vs.
	2014	2013	Prior Year
	(in thousands)
Research and development	$11,803	$11,476	3%
Sales and marketing	12,020	11,434	5%
General and administrative	10,649	9,508	12%
Depreciation and amortization	1,488	1,484	0%

Operating expenses	$35,960	$33,902	6%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended March 31, 2014 increased by $0.3 million as compared to the quarter ended March 31, 2013. This increase is primarily due to an increase in compensation expenses.

Our principal research and development activities have focused on the enhancement of new products and releases while expanding the product footprint of our platform-based Supply Chain Commerce Solutions. These solutions are designed to help retailers, wholesalers, manufacturers and third party logistics providers seamlessly manage inventory, distribution and transportation while meeting the ever-changing customer demands created by the omni-channel driven marketplace. The Manhattan Supply Chain Process Platform provides not only a sophisticated service-oriented, architecture-based application framework, but also one that facilitates integration with Enterprise Resource Planning (ERP) and other supply chain solutions. For each of the quarters ended March 31, 2014 and 2013, we did not capitalize any research and development costs.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $0.6 million, or 5%, in the first quarter of 2014 compared to the same quarter of the prior year primarily due to a $0.5 million increase in compensation and other personnel-related expenses.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased by $1.1 million, or 12%, in the current year quarter compared to the same quarter in the prior year principally due to increases in compensation and other personnel-related expenses including temporary contracted personnel.

Depreciation and amortization. Depreciation expense was $1.5 million for each of the quarters ended March 31, 2014 and 2013. Amortization of intangibles associated with various acquisitions in prior years was immaterial as they are nearly fully amortized.

Operating Income

Operating income for the first quarter of 2014 was $30 million compared to $19.7 million for the first quarter of 2013. Operating margins were 26.5% for the first quarter of 2014 versus 20.4% for the same quarter in the prior year. Operating income and margin increased primarily due to strong revenue growth and expense management during the quarter.

Other (Loss) Income and Income Taxes

	Three Months Ended March 31,
			% Change vs.
	2014	2013	Prior Year
Other (loss) income, net	$(233)	$151	-254%
Income tax provision	11,106	6,457	72%

Other (loss) income, net. Other (loss) income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other (loss) income, net decreased $0.4 million in the first quarter of 2014 compared to the first quarter of 2013 primarily due to a $0.3 million increase in foreign currency losses related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee. We recorded net foreign currency losses of approximately $0.5 million and $0.2 million during the quarters ended March 31, 2014 and 2013, respectively.

Income tax provision. Our effective income tax rate was 37.2% and 32.6% for the quarters ended March 31, 2014 and 2013, respectively. The effective tax rate for 2014 is higher than 2013 mainly due to the reinstatement of the federal research and development tax credit in January 2013 for the 2013 and 2012 tax years. The credit has not been renewed for 2014.

Liquidity and Capital Resources

In the first quarter of 2014, we funded our business through cash flow generated from operations. Our cash and investments as of March 31, 2014 included $78.6 million held in the U.S. and $47.3 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate. However, our current intent is to indefinitely reinvest these funds outside of the U.S. and we do not have a current cash requirement need to repatriate them to the U.S.

Our operating activities generated cash flow of approximately $19.1 million and $20.1 million for the three months ended March 31, 2014 and 2013, respectively.

Our investing activities used cash of approximately $1.6 million and $1.7 million during the three months ended March 31, 2014 and 2013, respectively. The primary use of cash for investing activities for the three months ended March 31, 2014 was $1.2 million in capital expenditures and net purchases of $0.4 million in short-term investments. The primary use of cash for investing activities for the three months ended March 31, 2013 was $0.6 million in capital expenditures and net purchases of $1.1 million in short-term investments.

Our financing activities used cash of approximately $25.9 million and $13.7 million for the three months ended March 31, 2014 and 2013, respectively. The principal use of cash for financing activities for the three months ended March 31, 2014 was to purchase approximately $33.2 million of our common stock, including $7.7 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $0.7 million and a $6.5 million excess tax benefit from equity-based compensation. The principal use of cash for financing activities for the three months ended March 31, 2013 was to purchase approximately $20.5 million of our common stock, including $4.5 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $2.6 million and a $4.2 million excess tax benefit from equity-based compensation.

Periodically, opportunities may arise to grow our business through the acquisition of complementary and synergistic companies, products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that existing balances of cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In the remainder of 2014, we expect that our priorities for the use of cash will be our share repurchase program, developing sales and services resources and continued investment in product development to drive and support profitable growth and to extend our market leadership. We expect to continue to weigh our share repurchase options against using cash for investing in the business and acquisition opportunities that are complementary to our product footprint and technology direction. We do not anticipate any borrowing requirements in the remainder of 2014 for general corporate purposes.

Critical Accounting Policies and Estimates

In the first three months of 2014, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the Quantitative and Qualitative Disclosures about Market Risk previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended March 31, 2014. All repurchases related to the repurchase program were made on the open market.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that May Yet
	Number of	Price Paid	as Part of Publicly	Be Purchased Under
	Shares	per	Announced Plans	the Plans or
Period	Purchased(a)	Share(b)	or Programs	Programs
January 1—January 31, 2014	212,435	$32.32	—	$50,000,000
February 1—February 28, 2014	376,470	34.40	353,719	37,905,897
March 1—March 31, 2014	340,828	39.21	340,828	24,541,704

Total	929,733	35.69	694,547

(a)	Includes 235,186 shares withheld for taxes due upon vesting of restricted stock during the quarter ended March 31, 2014.
(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $32.83 in the three months ended March 31, 2014.

In April 2014, our Board of Directors approved raising our repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date: April 29, 2014	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2014	/s/ Dennis B. Story
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