Form 10-Q
period 2014-06-30
MANHATTAN ASSOCIATES INC
filed 2014-07-29
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the Registrant’s class of capital stock outstanding as of July 25, 2014, the latest practicable date, is as follows: 75,093,714 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended June 30, 2014

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$91,121	$124,375
Short term investments	10,258	8,581
Accounts receivable, net of allowance of $3,802 and $3,156 in 2014 and 2013, respectively	86,694	71,136
Deferred income taxes	7,335	7,300
Income taxes receivable	1,692	—
Prepaid expenses and other current assets	9,220	7,346

Total current assets	206,320	218,738

Property and equipment, net	15,037	14,342
Goodwill, net	62,270	62,272
Deferred income taxes	440	427
Other assets	4,551	2,049

Total assets	$288,618	$297,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,660	$11,555
Accrued compensation and benefits	19,787	19,465
Accrued and other liabilities	10,422	12,225
Deferred revenue	59,996	53,812
Income taxes payable	—	7,131

Total current liabilities	99,865	104,188

Other non-current liabilities	12,435	12,054

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2014 and 2013	—	—
Common stock, $0.01 par value; 200,000,000 shares and 100,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 75,120,619 and 76,374,180 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	751	764
Retained earnings	182,071	188,604
Accumulated other comprehensive loss	(6,504)	(7,782)

Total shareholders’ equity	176,318	181,586

Total liabilities and shareholders’ equity	$288,618	$297,828

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Revenue:
Software license	$17,989	$16,136	$35,096	$30,381
Services	93,519	78,203	180,432	153,090
Hardware and other	11,022	8,177	20,565	15,646

Total revenue	122,530	102,516	236,093	199,117
Costs and expenses:
Cost of license	1,848	1,937	3,461	3,715
Cost of services	41,457	35,058	79,917	70,104
Cost of hardware and other	9,265	7,023	16,744	13,237
Research and development	11,867	11,032	23,670	22,508
Sales and marketing	12,848	11,888	24,868	23,322
General and administrative	11,256	7,932	21,905	17,440
Depreciation and amortization	1,489	1,459	2,977	2,943

Total costs and expenses	90,030	76,329	173,542	153,269

Operating income	32,500	26,187	62,551	45,848
Other income, net	312	1,243	79	1,394

Income before income taxes	32,812	27,430	62,630	47,242
Income tax provision	12,218	10,023	23,324	16,480

Net income	$20,594	$17,407	$39,306	$30,762

Basic earnings per share	$0.27	$0.23	$0.52	$0.40
Diluted earnings per share	$0.27	$0.22	$0.51	$0.39

Weighted average number of shares:
Basic	75,274	76,888	75,544	77,096
Diluted	76,037	78,036	76,415	78,388

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Net income	$20,594	$17,407	$39,306	$30,762
Foreign currency translation adjustment	258	(2,772)	1,277	(2,852)

Comprehensive income	$20,852	$14,635	$40,583	$27,910

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2014	2013
	(unaudited)

Operating activities:
Net income	$39,306	$30,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,977	2,943
Equity-based compensation	4,670	4,040
(Gain) loss on disposal of equipment	(15)	1
Tax benefit of stock awards exercised/vested	6,954	4,987
Excess tax benefits from equity-based compensation	(6,916)	(4,874)
Deferred income taxes	879	2,265
Unrealized foreign currency gain	(174)	(372)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,320)	(6,971)
Other assets	(4,305)	227
Accounts payable, accrued and other liabilities	(4,148)	(7,341)
Income taxes	(8,786)	887
Deferred revenue	5,910	7,142

Net cash provided by operating activities	21,032	33,696

Investing activities:
Purchase of property and equipment	(3,580)	(1,633)
Net purchases of investments	(1,441)	(2,055)

Net cash used in investing activities	(5,021)	(3,688)

Financing activities:
Purchase of common stock	(58,305)	(34,902)
Proceeds from issuance of common stock from options exercised	829	3,861
Excess tax benefits from equity-based compensation	6,916	4,874

Net cash used in financing activities	(50,560)	(26,167)

Foreign currency impact on cash	1,295	(1,955)

Net change in cash and cash equivalents	(33,254)	1,886
Cash and cash equivalents at beginning of period	124,375	96,737

Cash and cash equivalents at end of period	$91,121	$98,623

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation, Principles of Consolidation, Stock Split and Increase of the Authorized Number of Shares of Common Stock

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Split and Increase of the Authorized Number of Shares of Common Stock

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

On May 15, 2014, the shareholders of the Company approved an amendment to the Company’s articles of incorporation to increase the authorized number of shares of common stock from 100,000,000 to 200,000,000. The amendment was effective on May 15, 2014.

All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been restated to reflect the effect of the four-for-one stock split for all periods presented. The Company retained the current par value of $0.01 per share for all shares of common stock.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Payment terms for the Company’s software licenses vary. Each contract is evaluated individually to determine whether the fees in the contract are fixed or determinable and whether collectability is probable. Judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience, and economic market conditions. If market conditions decline, or if the financial conditions of customers deteriorate, the Company may be unable to determine that collectability is probable, and the Company could be required to defer the recognition of revenue until the Company receives customer payments. The Company has an established history of collecting under the terms of its software license contracts without providing refunds or concessions to its customers. Therefore, the Company has determined that the presence of payment terms that extend beyond contract execution in a particular contract do not preclude the conclusion that the fees in the contract are fixed or determinable. Although infrequent, when payment terms in a contract extend beyond twelve months, the Company has determined that such fees are not fixed or determinable and recognizes revenue as payments become due provided that all other conditions for revenue recognition have been met.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $4.9 million and $3.9 million for the three months ended June 30, 2014 and 2013, respectively, and $8.5 million and $7.2 million for the six months ended June 30, 2014 and 2013, respectively.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

At June 30, 2014, the Company’s cash, cash equivalents, and short-term investments balances were $47.9 million, $43.2 million, and $10.3 million, respectively. The Company currently has no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At June 30, 2014 and December 31, 2013, the Company had $30.5 million and $30.4 million in money market funds, respectively, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has no investments classified as Level 2 or Level 3.

4.	Equity-Based Compensation

As discussed in Note 1, on December 19, 2013, the Board of Directors of the Company approved a four-for-one stock split of the Company’s common stock, effected in the form of a stock dividend. All references to stock award data have been restated to reflect the effect of the stock split for all periods presented.

The Company recorded equity-based compensation expense related to stock options of $11,000 and $159,000 during the three and six months ended June 30, 2013, respectively. No amounts were recorded for equity-based compensation expense related to stock options during the three and six months ended June 30, 2014 as all stock options became vested prior to 2014. The Company does not currently grant stock options.

A summary of changes in outstanding options for the six months ended June 30, 2014 is as follows:

Number of Options
Outstanding at December 31, 2013	444,420
Exercised	(147,308)
Forfeited and expired	(1,000)

Outstanding at June 30, 2014	296,112

The Company granted 38,384 and 17,020 restricted stock units (“RSU”) during the three months ended June 30, 2014 and 2013, respectively, and 355,927 and 211,292 RSUs during the six months ended June 30, 2014 and 2013, respectively. The Company recorded equity-based compensation expense related to restricted stock awards and RSUs of $2.4 million and $2.1 million during the three months ended June 30, 2014 and 2013, respectively, and $4.7 million and $3.9 million during the six months ended June 30, 2014 and 2013, respectively.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of changes in unvested shares/units for the six months ended June 30, 2014 is as follows:

Number of shares/units
Outstanding at December 31, 2013	1,777,384
Granted	355,927
Vested	(696,378)
Forfeited	(37,041)

Outstanding at June 30, 2014	1,399,892

5.	Income Taxes

The Company’s effective tax rate was 37.2% and 36.5% for the three months ended June 30, 2014 and 2013, respectively, and 37.2% and 34.9% for the six months ended June 30, 2014 and 2013 respectively. The increase in the effective tax rate for the three months ended June 30, 2014 is principally due to the expiration of the federal research and development tax credit. The effective tax rate for the three and six months ended June 30, 2013 includes the benefit of the credit for the 2013 tax year, partially offset by an increase in foreign taxes. The effective tax rate for the six months ended June 30, 2013 also includes the benefit of the credit for the 2012 tax year, partially offset by the establishment of state income tax reserves.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification (ASC 740). For the three months ended June 30, 2014, there were no material changes to the Company’s uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$20,594	$17,407	$39,306	$30,762

Earnings per share:
Basic	$0.27	$0.23	$0.52	$0.40
Effect of CESs	—	(0.01)	(0.01)	(0.01)

Diluted	$0.27	$0.22	$0.51	$0.39

Weighted average number of shares:
Basic	75,274	76,888	75,544	77,096
Effect of CESs	763	1,148	871	1,292

Diluted	76,037	78,036	76,415	78,388

There were no anti-dilutive CESs during 2013 and 2014.

7.	Contingencies

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

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reportable segments. The royalties, which totaled approximately $0.9 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $2.3 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas’ costs are all research and development costs including the costs associated with the Company’s India operations.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the revenues, expenses and operating income by reportable segment for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014				2013
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
License	$14,498	$1,621	$1,870	$17,989	$13,462	$1,118	$1,556	$16,136
Services	73,884	13,851	5,784	93,519	62,510	10,477	5,216	78,203
Hardware and other	10,251	439	332	11,022	7,628	369	180	8,177

Total revenue	98,633	15,911	7,986	122,530	83,600	11,964	6,952	102,516

Costs and Expenses:
Cost of revenue	41,385	7,551	3,634	52,570	34,435	6,212	3,371	44,018
Operating expenses	30,766	4,049	1,156	35,971	26,592	2,939	1,321	30,852
Depreciation and amortization	1,355	72	62	1,489	1,317	77	65	1,459

Total costs and expenses	73,506	11,672	4,852	90,030	62,344	9,228	4,757	76,329

Operating income	$25,127	$4,239	$3,134	$32,500	$21,256	$2,736	$2,195	$26,187

	Six Months Ended June 30,
	2014				2013
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$25,956	$6,071	$3,069	$35,096	$24,991	$2,437	$2,953	$30,381
Services	144,788	24,715	10,929	180,432	123,790	20,240	9,060	153,090
Hardware and other	19,244	804	517	20,565	14,639	718	289	15,646

Total revenue	189,988	31,590	14,515	236,093	163,420	23,395	12,302	199,117

Costs and Expenses:
Cost of revenue	78,034	15,027	7,061	100,122	68,249	12,372	6,435	87,056
Operating expenses	59,986	8,119	2,338	70,443	54,289	6,383	2,598	63,270
Depreciation and amortization	2,708	147	122	2,977	2,662	151	130	2,943

Total costs and expenses	140,728	23,293	9,521	173,542	125,200	18,906	9,163	153,269

Operating income	$49,260	$8,297	$4,994	$62,551	$38,220	$4,489	$3,139	$45,848

License revenues related to the Company’s warehouse and non-warehouse product groups for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Warehouse	$9,373	$9,375	$20,041	$18,626
Non-Warehouse	8,616	6,761	15,055	11,755

Total software license revenue	$17,989	$16,136	$35,096	$30,381

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Professional services	$65,702	$52,492	$125,124	$101,643
Customer support and software enhancements	27,817	25,711	55,308	51,447

Total services revenue	$93,519	$78,203	$180,432	$153,090

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	New Accounting Pronouncement

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers, which will replace substantially all current revenue recognition guidance once it becomes effective. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other standards. This guidance is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of ASC 606.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to expectations about global macroeconomic trends and industry developments, plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2013. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013.

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

In the three and six months ended June 30, 2014, we generated $122.5 million and $236.1 million, in total revenue, respectively, with a revenue mix of: license revenue 15%; services revenue 76%; and hardware and other revenue 9% for the three and six months ended June 30, 2014.

We manage our business based on three geographic regions: the Americas, Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $37.5 million and $70.4 million for the three and six months ended June 30, 2014, respectively, which represents approximately 31% and 30% of our total revenue for the three and six months ended June 30, 2014, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2014, we employed approximately 2,700 employees worldwide, of which 1,280 employees are based in the Americas, 180 in EMEA, and 1,240 in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macroeconomic trends, technology spending, and supply chain management market growth are important barometers for our business. In both the three and six months ended June 30, 2014, approximately 70% of our total revenue was generated in the United States, 13% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc., an information technology research and advisory company, estimates that nearly 73% of every supply chain software solutions dollar invested is spent in the United States (46%) and Western Europe (27%); consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

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

In July 2014, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update lowering its previous 2014 world economic growth forecast to about 3.4 percent in 2014. The WEO update noted that “the global growth projection for 2014 has been marked down by 0.3 percent to 3.4 percent, reflecting both the legacy of the weak first quarter, particularly in the United States, and a less optimistic outlook for several emerging markets. With somewhat stronger growth expected in some advanced economies next year, the global growth projection for 2015 remains at 4 percent.” The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 1.8 percent in 2014 and 2.4 percent in 2015, while the emerging and developing economies would continue to grow at a solid pace of about 4.6 percent in 2014 and 5.2 percent in 2015.

During 2013 and continuing into 2014, the overall trend has been steady for our large license deals, with recognized $1.0 million or larger software license sales totaling fourteen for 2013 and totaling seven in the first half of 2014. However, the large deal flow has been inconsistent from quarter to quarter, reflecting what we believe to be ongoing lackluster macroeconomic growth in the United States and Western Europe. While we are encouraged by our 2013 and first half of 2014 results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it more difficult to forecast sales cycles for our products and the timing of large enterprise software license deals.

Revenue

License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. License revenue totaled $18.0 million, or 15% of total revenue, with gross margins of 89.7% for the three months ended June 30, 2014, and $35.1 million, or 15% of total revenue, with gross margins of 90.1% for the six months ended June 30, 2014. Prior to the 2009 global recession, our typical license revenue percentage mix of new to existing customers historically approximated 50/50. Post 2009, the percentage mix has fluctuated more. For the three and six months ended June 30, 2014, the percentage mix of new to existing customers was approximately 30/70. We anticipate that the new to existing customer mix will return to more historical levels on a more consistent basis in improved global economic conditions.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.0 million of license revenue in the second quarter of 2014 equates to approximately one cent of diluted earnings per share impact.

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

Services revenue. Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (“CSSE”). Services revenue totaled $93.5 million, or 76% of total revenue, with gross margins of 55.7% for the three months ended June 30, 2014, and $180.4 million, or 76% of total revenue, with gross margins of 55.7% for the six months ended June 30, 2014. Professional services accounted for approximately 69% of total services revenue and approximately 53% of total revenue in the three and six months ended June 30, 2014. Our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At June 30, 2014, our professional services organization totaled approximately 1,730 employees, accounting for 64% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Our CSSE revenues totaled $27.8 million and $55.3 million for the three and six months ended June 30, 2014, respectively, representing approximately 31% of services revenue and approximately 23% of total revenue for both periods. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; and (4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $11.0 million, representing 9% of total revenue with gross margins of 15.9% for the three months ended June 30, 2014, and $20.6 million, representing 9% of total revenue with gross margins of 18.6% for the six months ended June 30, 2014. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $4.9 million and $8.5 million for the three and six months ended June 30, 2014, respectively.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses were $11.9 million and $23.7 million for the three and six months ended June 30, 2014, respectively. At June 30, 2014, our R&D organization totaled approximately 640 employees, located in the U.S. and India.

We expect to continue to focus our R&D resources on the development and enhancement of supply chain software solutions. We offer what we believe to be the broadest solution portfolio in the supply chain solutions marketplace, to address all aspects of inventory optimization, transportation management, distribution management, order management, store inventory & fulfillment, and planning.

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

Cash Flow and Financial Condition

For the three and six months ended June 30, 2014, we generated cash flow from operating activities of $1.9 million and $21.0 million, respectively. Our cash, cash equivalents, and investments at June 30, 2014 totaled $101.4 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 1,477,036 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the six months ended June 30, 2014. In July 2014, our Board of Directors approved raising the Company’s remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

For the remainder of 2014, we anticipate that our priorities for the use of cash will be in developing sales and services resources and continued investment in product development to drive and support profitable growth and extend our market leadership. We expect to continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We also expect to continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the remainder of 2014 for general corporate purposes.

Results of Operations

The following table summarizes our consolidated results for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)

Revenue	$122,530	$102,516	$236,093	$199,117
Costs and expenses	90,030	76,329	173,542	153,269

Operating income	32,500	26,187	62,551	45,848
Other income, net	312	1,243	79	1,394

Income before income taxes	32,812	27,430	62,630	47,242
Net income	$20,594	$17,407	$39,306	$30,762

Diluted earnings per share	$0.27	$0.22	$0.51	$0.39

Diluted weighted average number of shares	76,037	78,036	76,415	78,388

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During the three and six months ended June 30, 2014 and 2013, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change vs.			% Change vs.
	2014	2013	Prior Year	2014	2013	Prior Year
	(in thousands)			(in thousands)
Revenue:

Software license
Americas	$14,498	$13,462	8%	$25,956	$24,991	4%
EMEA	1,621	1,118	45%	6,071	2,437	149%
APAC	1,870	1,556	20%	3,069	2,953	4%

Total software license	17,989	16,136	11%	35,096	30,381	16%

Services
Americas	73,884	62,510	18%	144,788	123,790	17%
EMEA	13,851	10,477	32%	24,715	20,240	22%
APAC	5,784	5,216	11%	10,929	9,060	21%

Total services	93,519	78,203	20%	180,432	153,090	18%

Hardware and Other
Americas	10,251	7,628	34%	19,244	14,639	31%
EMEA	439	369	19%	804	718	12%
APAC	332	180	84%	517	289	79%

Total hardware and other	11,022	8,177	35%	20,565	15,646	31%

Total Revenue
Americas	98,633	83,600	18%	189,988	163,420	16%
EMEA	15,911	11,964	33%	31,590	23,395	35%
APAC	7,986	6,952	15%	14,515	12,302	18%

Total revenue	$122,530	$102,516	20%	$236,093	$199,117	19%

Operating income:
Americas	$25,127	$21,256	18%	$49,260	$38,220	29%
EMEA	4,239	2,736	55%	8,297	4,489	85%
APAC	3,134	2,195	43%	4,994	3,139	59%

Total operating income	$32,500	$26,187	24%	$62,551	$45,848	36%

Summary of the Second Quarter 2014 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.27 in the second quarter of 2014, compared to $0.22 in the second quarter of 2013.

•	Consolidated total revenue was $122.5 million in the second quarter of 2014, compared to $102.5 million in the second quarter of 2013. License revenue was $18.0 million in the second quarter of 2014, compared to $16.1 million in the second quarter of 2013.

•	Operating income was $32.5 million in the second quarter of 2014, compared to $26.2 million in the second quarter of 2013.

•	Cash flow from operations was $1.9 million in the second quarter of 2014, compared to $13.6 million in the second quarter of 2013. Days Sales Outstanding was 64 days at June 30, 2014, compared to 53 days at March 31, 2014.

•	Cash and investments on-hand were $101.4 million at June 30, 2014, compared to $125.9 million at March 31, 2014.

•	During the three months ended June 30, 2014, we repurchased 782,489 shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $25.1 million. In July 2014, the Board of Directors approved raising our share repurchase authority to an aggregate of $50.0 million of our outstanding common stock.

The results of our operations for the second quarters of 2014 and 2013 are discussed below.

Revenue

	Three Months Ended June 30,
			% Change vs.	% of Total Revenue
	2014	2013	Prior Year	2014	2013
	(in thousands)

Software license	$17,989	$16,136	11%	15%	16%
Services	93,519	78,203	20%	76%	76%
Hardware and other	11,022	8,177	35%	9%	8%

Total revenue	$122,530	$102,516	20%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue. License revenue increased $1.9 million, or 11%, in the second quarter of 2014 compared to the same quarter in the prior year. We completed three large software license deals greater than $1.0 million in the second quarter of 2014. The license sales percentage mix across our product suite in the quarter ended June 30, 2014 was approximately 50/50 of warehouse management solutions to non-warehouse management solutions.

Services revenue. Services revenue increased $15.3 million, or 20%, in the second quarter of 2014 compared to the same quarter in the prior year due to a $13.2 million increase in professional services revenue and a $2.1 million increase in customer support and software enhancements. The increase in services revenue was due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas, EMEA and APAC segments increased $11.4 million, $3.4 million and $0.5 million, respectively, in the second quarter of 2014 compared to the same quarter of 2013.

Hardware and other. Hardware sales increased by $1.8 million to $6.1 million in the second quarter of 2014 compared to $4.3 million for the second quarter of 2013. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $4.9 million and $3.9 million for the quarters ended June 30, 2014 and 2013, respectively.

Cost of Revenue

	Three Months Ended June 30,
			% Change vs.
	2014	2013	Prior Year

Cost of license	$1,848	$1,937	-5%
Cost of services	41,457	35,058	18%
Cost of hardware and other	9,265	7,023	32%

Total cost of revenue	$52,570	$44,018	19%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased by $0.1 million in the second quarter of 2014 compared to the same quarter of 2013 due to decrease in sales of third-party software over the prior year.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $6.4 million, or 18%, increase in cost of services in the quarter ended June 30, 2014 compared to the same quarter in the prior year was principally due to a $3.8 million increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization to support ongoing growth of the business and a $1.6 million increase in performance-based bonus expenses.

Cost of hardware and other. Cost of hardware increased by $1.2 million to $4.4 million in the second quarter of 2014 compared to $3.2 million in the same quarter of 2013. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $4.9 million and $3.9 million for the quarters ended June 30, 2014 and 2013, respectively.

Operating Expenses

	Three Months Ended June 30,
			% Change vs.
	2014	2013	Prior Year
	(in thousands)

Research and development	$11,867	$11,032	8%
Sales and marketing	12,848	11,888	8%
General and administrative	11,256	7,932	42%
Depreciation and amortization	1,489	1,459	2%

Operating expenses	$37,460	$32,311	16%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended June 30, 2014 increased by $0.8 million, or 8%, as compared to the quarter ended June 30, 2013. This increase is primarily due to an increase of $0.4 million in compensation and other personnel-related expenses and $0.4 million in performance-based bonus expenses.

Our principal research and development activities have focused on the enhancement of new products and releases while expanding the product footprint of our platform-based Supply Chain Commerce Solutions. These solutions are designed to help retailers, wholesalers, manufacturers and third party logistics providers seamlessly manage inventory, distribution and transportation while meeting the ever-changing customer demands created by the omni-channel driven marketplace. The Manhattan Supply Chain Process Platform provides not only a sophisticated service-oriented, architecture-based application framework, but also one that facilitates integration with Enterprise Resource Planning (ERP) and other supply chain solutions. For each of the quarters ended June 30, 2014 and 2013, we did not capitalize any research and development costs.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $1.0 million, or 8%, in the second quarter of 2014 compared to the same quarter of the prior year primarily due to a $0.6 increase in performance-based compensation expense and $0.4 million increase in compensation and other personnel-related expense.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased by $3.3 million, or 42%, in the current year quarter compared to the same quarter in the prior year. The increase was primarily due to a $1.6 million reversal in 2013 of a previously expensed transaction tax resulting from the expiration of the tax audit statute, an increase of $1.3 million in compensation and other personnel-related expenses including temporary contracted personnel, and an increase of $0.4 million in performance-based bonus expense.

Depreciation and amortization. Depreciation expense was $1.5 million for each of the three months ended June 30, 2014 and 2013. The intangibles associated with various acquisitions in prior years were fully amortized prior to the second quarter of 2014, and amortization expense for the three months ended June 30, 2013 was immaterial.

Operating Income

Operating income for the second quarter of 2014 was $32.5 million compared to $26.2 million for the second quarter of 2013. Operating margins were 26.5% for the second quarter of 2014 versus 25.5% for the same quarter in the prior year. Operating income and margin increased primarily due to strong revenue growth and expense management during the quarter.

Other Income and Income Taxes

	Three Months Ended June 30,
			% Change vs.
	2014	2013	Prior Year

Other income, net	$312	$1,243	-75%
Income tax provision	12,218	10,023	22%

Other income, net. Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $0.9 million in the second quarter of 2014 compared to the second quarter of 2013 primarily due to a $1.0 million decrease in foreign currency gains related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee. Net foreign currency gains were immaterial during the quarter ended June 30, 2014, but we recorded net foreign currency gains of approximately $1.0 million during the quarter ended June 30, 2013.

Income tax provision. Our effective income tax rate was 37.2% and 36.5% for the quarters ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate for the quarter ended June 30, 2014 is principally due to the expiration of the federal research and development tax credit.

Summary of the First Half of 2014 Condensed Consolidated Financial Results

•	Diluted earnings per share for the six months ended June 30, 2014 was $0.51, compared to $0.39 for the six months ended June 30, 2013.

•	Consolidated revenue for the six months ended June 30, 2014 was $236.1 million, compared to $199.1 million for the six months ended June 30, 2013. License revenue was $35.1 million for the six months ended June 30, 2014, compared to $30.4 million for the six months ended June 30, 2013.

•	Operating income was $62.6 million for the six months ended June 30, 2014, compared to $45.8 million for the six months ended June 30, 2013.

•	During the six months ended June 30, 2014, we repurchased 1,477,036 shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $50.5 million.

The results of our operations for the six months ended June 30, 2014 and 2013 are discussed below.

Revenue

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2014	2013	Prior Year	2014	2013
	(in thousands)

Software license	$35,096	$30,381	16%	15%	15%
Services	180,432	153,090	18%	76%	77%
Hardware and other	20,565	15,646	31%	9%	8%

Total revenue	$236,093	$199,117	19%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue. License revenue increased $4.7 million, or 16%, in the six months ended June 30, 2014 over the same period in the prior year. Our license revenue performance depends heavily on the number and relative value of large deals we close in the period. We completed seven large deals greater than $1.0 million in the first six months of 2014 and 2013. Due to the sluggish economic recovery in the United States and other geographic regions in which we operate, the sales cycle on these deals remains somewhat less predictable.

The license sales percentage mix across our product suite in the six months ended June 30, 2014 was approximately 60/40 of warehouse management solutions to non-warehouse management solutions, respectively.

Services revenue. Services revenue increased $27.3 million, or 18%, in the six months ended June 30, 2014 compared to the same period in the prior year due to a $23.5 million increase in professional services revenue and a $3.8 million increase in customer support and software enhancements. The increase in services revenue was due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas, EMEA and APAC segments increased $21.0 million, $4.4 million and $1.9 million, respectively, in the six months ended June 30, 2014 compared to the same period in the prior year.

Hardware and other. Hardware sales decreased by $3.6 million, or 43%, to $12.1 million in the six months ended June 30, 2014 compared to $8.5 million for the same period in the prior year. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $8.5 million and $7.2 million for the six months ended June 30, 2014 and 2013, respectively.

Cost of Revenue

	Six Months Ended June 30,
			% Change vs.
	2014	2013	Prior Year

Cost of license	$3,461	$3,715	-7%
Cost of services	79,917	70,104	14%
Cost of hardware and other	16,744	13,237	26%

Total cost of revenue	$100,122	$87,056	15%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased by $0.3 million, or 7%, in the first half of 2014 compared to the same period of 2013 principally due to decreased sales of third-party software over the prior year.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $9.8 million, or 14%, increase in cost of services in the six months ended June 30, 2014 compared to the same period in the prior year was principally due to a $6.2 million increase in compensation, other personnel-related and travel expenses resulting from increased headcount in our services organization to support ongoing growth of the business, and a $2.3 million increase in performance-based compensation expense.

Cost of hardware and other. Cost of hardware increased by $2.3 million to approximately $8.4 million in the six months ended June 30, 2014 compared to $6.1 million in the same period of 2013. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $8.3 million and $7.1 million for the six months ended June 30, 2014 and 2013, respectively.

Operating Expenses

	Six Months Ended June 30,
			% Change vs.
	2014	2013	Prior Year
	(in thousands)

Research and development	$23,670	$22,508	5%
Sales and marketing	24,868	23,322	7%
General and administrative	21,905	17,440	26%
Depreciation and amortization	2,977	2,943	1%

Operating expenses	$73,420	$66,213	11%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the six months ended June 30, 2014 increased by $1.2 million, or 5%, compared to the same period in 2013. This increase is primarily due to an increase of $0.4 million in compensation and other personnel-related expenses and an increase of $0.5 million in performance-based bonus expense. For each of the six months ended June 30, 2014 and 2013, we did not capitalize any research and development costs.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $1.5 million, or 7%, in the first half of 2014 compared to the same period of the prior year. This increase was mainly attributable to the increase in performance-based compensation expense of $0.9 million and a $0.6 million increase in compensation and other personnel-related expenses, including temporary contracted personnel.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased by $4.5 million, or 26%, during the six months ended June 30, 2014 compared to the same period in the prior year. The increase was primarily due to a $1.6 million reversal in 2013 of a previously expensed transaction tax resulting from the expiration of the tax audit statute, an increase of $1.9 million in compensation and other personnel-related expenses including temporary contracted personnel, and an increase of $0.4 million in performance-based bonus expense.

Depreciation and amortization. Depreciation expense amounted to $3.0 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was immaterial.

Operating Income

Operating income for the six months ended June 30, 2014 was $62.6 million compared to $45.8 million for the same period in June 30, 2013. Operating margins were 26.5% for the first six months of 2014 versus 23.0% for the same period in 2013. Operating income and margin increased primarily due to strong revenue growth and expense management during the six month period.

Other Income and Income Taxes

	Six Months Ended June 30,
			% Change vs.
	2014	2013	Prior Year

Other income, net	$79	$1,394	-94%
Income tax provision	23,324	16,480	42%

Other income, net. Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $1.3 million in the six months ended June 30, 2014 compared to the same period in 2013 primarily due to a $1.3 million decrease in foreign currency gains related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee. We recorded net foreign currency losses of approximately $0.5 million and net foreign currency gains of $0.8 million during the six months ended June 30, 2014 and 2013, respectively.

Income tax provision. Our effective income tax rate was 37.2% and 34.9% for the six months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate for the quarter ended June 30, 2014 is principally due to the expiration of the federal research and development tax credit. The effective tax rate for the six months ended June 30, 2013 includes the benefit of the credit for the 2013 tax year, partially offset by an increase in foreign taxes. The effective tax rate for the six months ended June 30, 2013 also includes the benefit of the credit for the 2012 tax year, partially offset by the establishment of state income tax reserves.

Liquidity and Capital Resources

In the first half of 2014, we funded our business through cash flow generated from operations. Our cash and investments as of June 30, 2014 included $49.1 million held in the U.S. and $52.3 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate. However, our current intent is to indefinitely reinvest these funds outside of the U.S. and we do not have a current cash requirement need to repatriate them to the U.S.

Our operating activities generated cash flow of approximately $21.0 million and $33.7 million for the six months ended June 30, 2014 and 2013, respectively. Two consecutive quarters of record revenue growth in 2014 combined with higher taxable earnings in 2013 and 2014 impacted our 2014 year-to-date results versus the prior year. The decrease in operating cash flow for 2014 versus 2013 is timing related, primarily driven by second quarter 2014 performance. The increase in revenue combined with large license deal closings in June 2014 resulted in a $19.9 million increase in trade receivables compared to March 31, 2014 and a $15.6 million increase compared to December 31, 2013 and also contributed to an increase in Days Sales Outstanding to 64 days at June 30, 2014 compared to 53 days at March 31, 2014 and 61 days at December 31, 2013. Further, we paid $24.3 million in estimated income taxes in the first half of 2014, compared to $8.6 million in the first half of 2013. Included in the first half of 2014 estimated income taxes paid was a $6.5 million estimated payment for 2013 U.S. income taxes. Of the $24.3 million in estimated income taxes paid year-to-date in 2014, $16.4 million was paid in the second quarter of 2014 representing a $12.1 million increase compared to the same period in the prior year.

Our investing activities used cash of approximately $5.0 million and $3.7 million during the six months ended June 30, 2014 and 2013, respectively. The primary use of cash for investing activities for the six months ended June 30, 2014 was $3.6 million in capital expenditures and $1.4 million in net purchases of short-term investments. The primary use of cash for investing activities for the six months ended June 30, 2013 was $1.6 million in capital expenditures and $2.1 million in net purchases of short-term investments.

Our financing activities used cash of approximately $50.6 million and $26.2 million for the six months ended June 30, 2014 and 2013, respectively. The principal use of cash for financing activities for the six months ended June 30, 2014 was to purchase approximately $58.3 million of our common stock, including $7.8 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $0.8 million and a $6.9 million excess tax benefit from equity-based compensation. The principal use of cash for financing activities for the six months ended June 30, 2013 was to purchase approximately $34.9 million of our common stock, including $4.6 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $3.9 million and a $4.9 million excess tax benefit from equity-based compensation.

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

Critical Accounting Policies and Estimates

In the first six months of 2014, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended June 30, 2014. All repurchases related to the repurchase program were made on the open market.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2014	115,044	$31.82	114,101	$46,375,069
May 1 - May 31, 2014	483,621	31.48	483,426	31,150,437
June 1 - June 30, 2014	184,962	33.74	184,962	24,909,332

Total	783,627	32.06	782,489

(a)	Includes 1,138 shares withheld for taxes due upon vesting of restricted stock during the quarter ended June 30, 2014.
(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $31.72 in the three months ended June 30, 2014.

In July 2014, our Board of Directors approved raising our repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 3.1	Articles of Incorporation of the Company, including Articles of Amendment to the Articles of Incorporation of the Company dated May 15, 2014.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date: July 29, 2014	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2014	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation of the Company, including Articles of Amendment to the Articles of Incorporation of the Company dated May 15, 2014.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.