Form 10-Q
period 2014-09-30
MANHATTAN ASSOCIATES INC
filed 2014-10-29
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the Registrant’s class of capital stock outstanding as of October 27, 2014, the latest practicable date, is as follows: 74,631,702 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended September 30, 2014

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$101,116	$124,375
Short term investments	10,406	8,581
Accounts receivable, net of allowance of $3,810 and $3,156 in 2014 and 2013, respectively	87,998	71,136
Deferred income taxes	7,382	7,300
Prepaid expenses and other current assets	9,964	7,346

Total current assets	216,866	218,738
Property and equipment, net	16,370	14,342
Goodwill, net	62,257	62,272
Deferred income taxes	426	427
Acquisition-related intangible assets, net	2,907	—
Other assets	5,790	2,049

Total assets	$304,616	$297,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,219	$11,555
Accrued compensation and benefits	22,656	19,465
Accrued and other liabilities	11,218	12,225
Deferred revenue	57,928	53,812
Income taxes payable	4,802	7,131

Total current liabilities	106,823	104,188
Other non-current liabilities	13,311	12,054
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2014 and 2013	—	—
Common stock, $0.01 par value; 200,000,000 shares and 100,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 74,642,744 and 76,374,180 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	746	764
Retained earnings	191,937	188,604
Accumulated other comprehensive loss	(8,201)	(7,782)

Total shareholders’ equity	184,482	181,586

Total liabilities and shareholders’ equity	$304,616	$297,828

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Revenue:
Software license	$16,945	$14,768	$52,041	$45,149
Services	98,518	85,025	278,950	238,115
Hardware and other	10,145	8,009	30,710	23,655

Total revenue	125,608	107,802	361,701	306,919
Costs and expenses:
Cost of license	1,679	2,445	5,140	6,160
Cost of services	43,689	35,835	123,606	105,939
Cost of hardware and other	8,496	6,812	25,240	20,049
Research and development	12,236	10,906	35,906	33,414
Sales and marketing	11,476	9,863	36,344	33,185
General and administrative	10,856	9,755	32,761	27,195
Depreciation and amortization	1,675	1,414	4,652	4,357

Total costs and expenses	90,107	77,030	263,649	230,299

Operating income	35,501	30,772	98,052	76,620
Other (loss) income, net	(55)	546	24	1,940

Income before income taxes	35,446	31,318	98,076	78,560
Income tax provision	13,106	11,630	36,430	28,110

Net income	$22,340	$19,688	$61,646	$50,450

Basic earnings per share	$0.30	$0.26	$0.82	$0.66
Diluted earnings per share	$0.30	$0.25	$0.81	$0.65
Weighted average number of shares:
Basic	74,687	76,452	75,255	76,880
Diluted	75,466	77,552	76,104	78,104

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Net income	$22,340	$19,688	$61,646	$50,450
Foreign currency translation adjustment	(1,697)	(424)	(420)	(3,275)

Comprehensive income	$20,643	$19,264	$61,226	$47,175

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
Operating activities:
Net income	$61,646	$50,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,652	4,357
Equity-based compensation	6,967	5,249
(Gain) loss on disposal of equipment	(23)	32
Tax benefit of stock awards exercised/vested	7,395	6,301
Excess tax benefits from equity-based compensation	(7,359)	(6,005)
Deferred income taxes	122	1,448
Unrealized foreign currency (gain) loss	(36)	56
Changes in operating assets and liabilities:
Accounts receivable, net	(17,147)	(6,313)
Other assets	(6,408)	1,472
Accounts payable, accrued and other liabilities	1,564	(4,602)
Income taxes	(2,442)	6,906
Deferred revenue	4,786	7,035

Net cash provided by operating activities	53,717	66,386

Investing activities:
Purchase of property and equipment	(6,676)	(3,201)
Net purchases of investments	(1,849)	(2,254)
Payment in connection with acquisition	(2,773)	—

Net cash used in investing activities	(11,298)	(5,455)

Financing activities:
Purchase of common stock	(73,706)	(48,715)
Proceeds from issuance of common stock from options exercised	1,014	5,369
Excess tax benefits from equity-based compensation	7,359	6,005

Net cash used in financing activities	(65,333)	(37,341)

Foreign currency impact on cash	(345)	(2,090)

Net change in cash and cash equivalents	(23,259)	21,500
Cash and cash equivalents at beginning of period	124,375	96,737

Cash and cash equivalents at end of period	$101,116	$118,237

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation, Principles of Consolidation, Stock Split and Increase of the Authorized Number of Shares of Common Stock

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company allocates revenue to customer support services and software enhancements and any other undelivered elements of the arrangement based on VSOE of fair value of each element, and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria have been met. The balance of the revenue, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If the Company cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, the Company defers revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. The Company must apply judgment in determining all elements of the arrangement and in determining the VSOE of fair value for each element, considering the price charged for each product on a stand-alone basis or applicable renewal rates. For arrangements that include future software functionality deliverables, the Company accounts for these deliverables as a separate element of the arrangement. Because the Company does not sell these deliverables on a standalone basis, the Company is not able to establish VSOE of fair value of these deliverables. As a result, the Company defers all revenue under the arrangement until the future functionality has been delivered to the customer.

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

The Company’s services revenue consists of fees generated from professional services and customer support and software enhancements related to the Company’s software products. Professional services include system planning, design, configuration, testing, and other software implementation support, and are not typically essential to the functionality of the software. Fees from professional services performed by the Company are separately priced and are generally billed on an hourly basis, and revenue is recognized as the services are performed. In certain situations, professional services are rendered under agreements in which billings are limited to contractual maximums or based upon a fixed fee for portions of or all of the engagement. Revenue related to fixed-fee-based contracts is recognized on a proportional performance basis based on the hours incurred on discrete projects within an overall services arrangement. The Company has determined that output measures, or services delivered, approximate the input measures associated with fixed-fee services arrangements. Project losses are provided for in their entirety in the period in which they become known. Revenue related to customer support services and software enhancements is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $5.4 million and $4.1 million for the three months ended September 30, 2014 and 2013, respectively, and $13.9 million and $11.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Fair Value Measurement

The Company measures its investments based on a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of asset or liability and its characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

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

At September 30, 2014, the Company’s cash, cash equivalents, and short-term investments balances were $60.7 million, $40.4 million, and $10.4 million, respectively. The Company currently has no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At September 30, 2014 and December 31, 2013, the Company had $30.4 million in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has no investments classified as Level 2 or Level 3.

4.	Equity-Based Compensation

As discussed in Note 1, on December 19, 2013, the Board of Directors of the Company approved a four-for-one stock split of the Company’s common stock, effected in the form of a stock dividend. All references to stock award data have been restated to reflect the effect of the stock split for all periods presented.

The Company recorded equity-based compensation expense related to stock options of $11,000 and $170,000 during the three and nine months ended September 30, 2013, respectively. No amounts were recorded for equity-based compensation expense related to stock options during the three and nine months ended September 30, 2014 as all stock options vested prior to 2014. The Company does not currently grant stock options.

A summary of changes in outstanding options for the nine months ended September 30, 2014 is as follows:

Number of Options
Outstanding at December 31, 2013	444,420
Exercised	(182,900)
Forfeited and expired	(4,200)

Outstanding at September 30, 2014	257,320

The Company granted 34,143 and 1,112 restricted stock units (“RSUs”) during the three months ended September 30, 2014 and 2013, respectively, and 390,070 and 846,280 RSUs during the nine months ended September 30, 2014 and 2013, respectively. The Company recorded equity-based compensation expense related to restricted stock awards and RSUs of $2.3 million and $1.2 million during the three months ended September 30, 2014 and 2013, respectively, and $7.0 million and $5.1 million during the nine months ended September 30, 2014 and 2013, respectively.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of changes in unvested shares/units for the nine months ended September 30, 2014 is as follows:

Number of shares/units
Outstanding at December 31, 2013	1,777,384
Granted	390,070
Vested	(726,153)
Forfeited	(77,719)

Outstanding at September 30, 2014	1,363,582

5.	Income Taxes

The Company’s effective tax rate was 37.0% and 37.1% for the three months ended September 30, 2014 and 2013, respectively, and 37.1% and 35.8% for the nine months ended September 30, 2014 and 2013 respectively. The increase in the effective tax rate for the nine months ended September 30, 2014 is principally due to the expiration of the federal research and development tax credit. The effective tax rate for the three months and nine months ended September 30, 2013 includes the reinstatement of the benefit of the credit for the 2012 and 2013 tax years. In addition, the effective tax rate for the three and nine months ended September 30, 2013 included the establishment of state income tax reserves and the reversal of certain domestic tax reserves due to the expiration of the applicable statute of limitations.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification (ASC 740). For the three months ended September 30, 2014, there were no material changes to the Company’s uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

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

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to U.S. federal income tax examinations, substantially all state and local income tax examinations and substantially all non-U.S. income tax examinations for years before 2010.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$22,340	$19,688	$61,646	$50,450

Earnings per share:
Basic	$0.30	$0.26	$0.82	$0.66
Effect of CESs	—	(0.01)	(0.01)	(0.01)

Diluted	$0.30	$0.25	$0.81	$0.65

Weighted average number of shares:
Basic	74,687	76,452	75,255	76,880
Effect of CESs	779	1,100	849	1,224

Diluted	75,466	77,552	76,104	78,104

There were no anti-dilutive CESs during 2013 and 2014.

7.	Contingencies

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

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reportable segments. The royalties, which totaled approximately $0.3 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $2.6 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas’ costs are all research and development costs including the costs associated with the Company’s India operations.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the revenues, expenses and operating income by reportable segment for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014				2013
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
License	$15,650	$589	$706	$16,945	$11,708	$1,793	$1,267	$14,768
Services	78,452	13,139	6,927	98,518	68,868	10,515	5,642	85,025
Hardware and other	9,317	525	303	10,145	7,401	378	230	8,009

Total revenue	103,419	14,253	7,936	125,608	87,977	12,686	7,139	107,802
Costs and Expenses:
Cost of revenue	42,970	7,312	3,582	53,864	35,246	6,522	3,324	45,092
Operating expenses	30,168	3,242	1,158	34,568	25,844	3,453	1,227	30,524
Depreciation and amortization	1,531	82	62	1,675	1,274	78	62	1,414

Total costs and expenses	74,669	10,636	4,802	90,107	62,364	10,053	4,613	77,030

Operating income	$28,750	$3,617	$3,134	$35,501	$25,613	$2,633	$2,526	$30,772

	Nine Months Ended September 30,
	2014				2013
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$41,606	$6,660	$3,775	$52,041	$36,699	$4,230	$4,220	$45,149
Services	223,240	37,854	17,856	278,950	192,658	30,755	14,702	238,115
Hardware and other	28,561	1,329	820	30,710	22,040	1,096	519	23,655

Total revenue	293,407	45,843	22,451	361,701	251,397	36,081	19,441	306,919
Costs and Expenses:
Cost of revenue	121,004	22,339	10,643	153,986	103,495	18,894	9,759	132,148
Operating expenses	90,154	11,361	3,496	105,011	80,133	9,836	3,825	93,794
Depreciation and amortization	4,239	229	184	4,652	3,936	229	192	4,357

Total costs and expenses	215,397	33,929	14,323	263,649	187,564	28,959	13,776	230,299

Operating income	$78,010	$11,914	$8,128	$98,052	$63,833	$7,122	$5,665	$76,620

License revenues related to the Company’s warehouse and non-warehouse product groups for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Warehouse	$8,876	$10,611	$28,917	$29,237
Non-Warehouse	8,069	4,157	23,124	15,912

Total software license revenue	$16,945	$14,768	$52,041	$45,149

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Professional services	$69,398	$57,690	$194,522	$159,333
Customer support and software enhancements	29,120	27,335	84,428	78,782

Total services revenue	$98,518	$85,025	$278,950	$238,115

9.	New Accounting Pronouncement

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

10.	Acquisition

On August 12, 2014, we acquired substantially all of the assets of Global Bay Mobile Technologies, Inc. for approximately $2.8 million to extend our market leading omni-channel Inventory and Order Management solutions by enabling in store sales and clienteling capabilities. The purchase price does not represent a material amount to our consolidated financial position or results of operations. Substantially the entire purchase price was allocated to acquired intangible assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to expectations about global macroeconomic trends and industry developments, plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2013. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013.

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

Early in the Company’s history, our offerings were heavily focused on warehouse management solutions. As the Company grew in size and scope, our offerings expanded across the entire supply chain, while still maintaining a significant presence in, and a relatively strong concentration of revenues from, warehouse management solutions, which is a component of our distribution management solution suite. Over time, as our non-warehouse management solutions have proliferated and increased in capability, the Company’s revenue concentration in its warehouse management solutions has correspondingly decreased.

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

In the three and nine months ended September 30, 2014, we generated $125.6 million and $361.7 million, in total revenue, respectively, with a revenue mix of: license revenue 14%; services revenue 78%; and hardware and other revenue 8% for the three months ended September 30, 2014, and license revenue 14%; services revenue 77%; and hardware and other revenue 9% for the nine months ended September 30, 2014.

We manage our business based on three geographic regions: the Americas, Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $32.5 million and $102.9 million for the three and nine months ended September 30, 2014, respectively, which represents approximately 26% and 28% of our total revenue for the three and nine months ended September 30, 2014, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2014, we employed approximately 2,740 employees worldwide, of which 1,320 employees are based in the Americas, 180 in EMEA, and 1,240 in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macroeconomic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and nine months ended September 30, 2014, approximately 74% and 72%, respectively, of our total revenue was generated in the United States, 11% and 13%, respectively, in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc., an information technology research and advisory company, estimates that nearly 73% of every supply chain software solutions dollar invested is spent in the United States (46%) and Western Europe (27%); consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

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

In October 2014, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update lowering its previous 2014 world economic growth forecast to about 3.3 percent in 2014. The WEO update noted that “despite setbacks, an uneven global recovery continues. Largely due to weaker-than-expected global activity in the first half of 2014, the growth forecast for the world economy has been revised downward to 3.3 percent for this year, 0.4 percentage point lower than in the April 2014 World Economic Outlook (WEO). The global growth projection for 2015 was lowered to 3.8 percent.” The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 1.8 percent in 2014 and 2.3 percent in 2015, while the emerging and developing economies would grow at about 4.4 percent in 2014 and 5.0 percent in 2015.

During 2013 and continuing into 2014, the overall trend has been steady for our large license deals, with recognized $1.0 million or larger software license sales totaling fourteen for 2013 and totaling eleven in the nine months of 2014. While we are encouraged by our 2013 and first nine months of 2014 results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it more difficult to forecast sales cycles for our products and the timing of large enterprise software license deals.

Revenue

License revenue. License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. License revenue totaled $16.9 million and $52.0 million, for the three and nine months ended September 30, 2014, respectively. License revenue accounted for approximately 14% of total revenue, with gross margins of 90.1% for both the three and nine months ended September 30, 2014. Prior to the 2009 global recession, our typical license revenue percentage mix of new to existing customers historically approximated 50/50. Post 2009, the percentage mix has fluctuated. For both the three and nine months ended September 30, 2014, the percentage mix of new to existing customers was approximately 30/70. We anticipate that the new to existing customer mix will return to more historical levels on a more consistent basis with improved global economic conditions.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.0 million of license revenue in the third quarter of 2014 equates to approximately one cent of diluted earnings per share impact.

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

Services revenue. Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (“CSSE”). Services revenue totaled $98.5 million, or 78% of total revenue, with gross margins of 55.7% for the three months ended September 30, 2014, and $279.0 million, or 77% of total revenue, with gross margins of 55.7% for the nine months ended September 30, 2014. Professional services accounted for approximately 70% of total services revenue in both the three and nine months ended September 30, 2014, and approximately 55% and 54% of total revenue in the three and nine months ended September 30, 2014, respectively. Our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At September 30, 2014, our professional services organization totaled approximately 1,760 employees, accounting for 64% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Our CSSE revenues totaled $29.1 million and $84.4 million for the three and nine months ended September 30, 2014, respectively, representing approximately 30% of services revenue and approximately 23% of total revenue for both periods. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; and (4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $10.1 million, representing 8% of total revenue with gross margins of 16.3% for the three months ended September 30, 2014, and $30.7 million, representing 9% of total revenue with gross margins of 17.8% for the nine months ended September 30, 2014. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discounted prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $5.4 million and $13.9 million for the three and nine months ended September 30, 2014, respectively.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses were $12.2 million and $35.9 million for the three and nine months ended September 30, 2014, respectively. At September 30, 2014, our R&D organization totaled approximately 650 employees, located in the U.S. and India.

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

Cash Flow and Financial Condition

For the three and nine months ended September 30, 2014, we generated cash flow from operating activities of $32.7 million and $53.7 million, respectively. Our cash, cash equivalents, and investments at September 30, 2014 totaled $111.5 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 1,980,470 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the nine months ended September 30, 2014. In October 2014, our Board of Directors approved raising the Company’s remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

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

Results of Operations

The following table summarizes our consolidated results for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenue	$125,608	$107,802	$361,701	$306,919
Costs and expenses	90,107	77,030	263,649	230,299

Operating income	35,501	30,772	98,052	76,620
Other income, net	(55)	546	24	1,940

Income before income taxes	35,446	31,318	98,076	78,560
Net income	$22,340	$19,688	$61,646	$50,450

Diluted earnings per share	$0.30	$0.25	$0.81	$0.65

Diluted weighted average number of shares	75,466	77,552	76,104	78,104

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During the three and nine months ended September 30, 2014 and 2013, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change vs . Prior Year	2014	2013	% Change vs . Prior Year
	(in thousands)			(in thousands)
Revenue:
Software license
Americas	$15,650	$11,708	34%	$41,606	$36,699	13%
EMEA	589	1,793	-67%	6,660	4,230	57%
APAC	706	1,267	-44%	3,775	4,220	-11%

Total software license	16,945	14,768	15%	52,041	45,149	15%
Services
Americas	78,452	68,868	14%	223,240	192,658	16%
EMEA	13,139	10,515	25%	37,854	30,755	23%
APAC	6,927	5,642	23%	17,856	14,702	21%

Total services	98,518	85,025	16%	278,950	238,115	17%
Hardware and Other
Americas	9,317	7,401	26%	28,561	22,040	30%
EMEA	525	378	39%	1,329	1,096	21%
APAC	303	230	32%	820	519	58%

Total hardware and other	10,145	8,009	27%	30,710	23,655	30%
Total Revenue
Americas	103,419	87,977	18%	293,407	251,397	17%
EMEA	14,253	12,686	12%	45,843	36,081	27%
APAC	7,936	7,139	11%	22,451	19,441	15%

Total revenue	$125,608	$107,802	17%	$361,701	$306,919	18%

Operating income:
Americas	$28,750	$25,613	12%	$78,010	$63,833	22%
EMEA	3,617	2,633	37%	11,914	7,122	67%
APAC	3,134	2,526	24%	8,128	5,665	43%

Total operating income	$35,501	$30,772	15%	$98,052	$76,620	28%

Summary of the Third Quarter 2014 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.30 in the third quarter of 2014, compared to $0.25 in the third quarter of 2013.

•	Consolidated total revenue was $125.6 million in the third quarter of 2014, compared to $107.8 million in the third quarter of 2013. License revenue was $16.9 million in the third quarter of 2014, compared to $14.8 million in the third quarter of 2013.

•	Operating income was $35.5 million in the third quarter of 2014, compared to $30.8 million in the third quarter of 2013.

•	Cash flow from operations was $32.7 million in both the third quarter of 2014 and 2013. Days Sales Outstanding was 64 days at September 30, 2014 and June 30, 2014.

•	Cash and investments on-hand were $111.5 million at September 30, 2014, compared to $101.4 million at June 30, 2014.

•	During the three months ended September 30, 2014, we repurchased 503,434 shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $15.1 million. In October 2014, the Board of Directors approved raising our share repurchase authority to an aggregate of $50.0 million of our outstanding common stock.

The results of our operations for the third quarters of 2014 and 2013 are discussed below.

Revenue

	Three Months Ended September 30,
			% Change vs .	% of Total Revenue
	2014	2013	Prior Year	2014	2013
	(in thousands)
Software license	$16,945	$14,768	15%	14%	14%
Services	98,518	85,025	16%	78%	79%
Hardware and other	10,145	8,009	27%	8%	7%

Total revenue	$125,608	$107,802	17%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue. License revenue increased $2.2 million, or 15%, in the third quarter of 2014 compared to the same quarter in the prior year. We completed four large software license deals greater than $1.0 million in the third quarter of 2014. The license sales percentage mix across our product suite in the quarter ended September 30, 2014 was approximately 50/50 of warehouse management solutions to non-warehouse management solutions.

Services revenue. Services revenue increased $13.5 million, or 16%, in the third quarter of 2014 compared to the same quarter in the prior year due to an $11.7 million increase in professional services revenue and a $1.8 million increase in customer support and software enhancements. The increase in services revenue was due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas, EMEA and APAC segments increased $9.6 million, $2.6 million and $1.3 million, respectively, in the third quarter of 2014 compared to the same quarter of 2013.

Hardware and other. Hardware sales increased by $0.8 million to $4.7 million in the third quarter of 2014 compared to $3.9 million for the third quarter of 2013. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $5.4 million and $4.1 million for the quarters ended September 30, 2014 and 2013, respectively.

Cost of Revenue

	Three Months Ended September 30,
	2014	2013	% Change vs . Prior Year
Cost of license	$1,679	$2,445	-31%
Cost of services	43,689	35,835	22%
Cost of hardware and other	8,496	6,812	25%

Total cost of revenue	$53,864	$45,092	19%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased by $0.8 million in the third quarter of 2014 compared to the same quarter of 2013 due to decreased cost of royalties and cost of third party software license fees over the prior year.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $7.9 million, or 22%, increase in cost of services in the quarter ended September 30, 2014 compared to the same quarter in the prior year was principally due to a $4.7 million increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization to support ongoing growth of the business and a $1.5 million increase in performance-based bonus expenses.

Cost of hardware and other. Cost of hardware and other increased by $1.7 million to $8.5 million in the third quarter of 2014 compared to $6.8 million in the same quarter of 2013. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $5.4 million and $4.1 million for the quarters ended September 30, 2014 and 2013, respectively.

Operating Expenses

	Three Months Ended September 30,
	2014	2013	% Change vs . Prior Year
	(in thousands)
Research and development	$12,236	$10,906	12%
Sales and marketing	11,476	9,863	16%
General and administrative	10,856	9,755	11%
Depreciation and amortization	1,675	1,414	18%

Operating expenses	$36,243	$31,938	13%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended September 30, 2014 increased by $1.3 million, or 12%, as compared to the quarter ended September 30, 2013. This increase is primarily due to an increase of $0.7 million in compensation and other personnel-related expenses and an increase in performance-based bonus expenses.

Our principal research and development activities have focused on the enhancement of new products and releases while expanding the product footprint of our platform-based Supply Chain Commerce Solutions. These solutions are designed to help retailers, wholesalers, manufacturers and third party logistics providers seamlessly manage inventory, distribution and transportation while meeting the ever-changing customer demands created by the omni-channel driven marketplace. The Manhattan Supply Chain Process Platform provides not only a sophisticated service-oriented, architecture-based application framework, but also one that facilitates integration with Enterprise Resource Planning (ERP) and other supply chain solutions. For each of the quarters ended September 30, 2014 and 2013, we did not capitalize any research and development costs.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $1.6 million, or 16%, in the third quarter of 2014 compared to the same quarter of the prior year primarily due to a $0.8 increase in performance-based compensation expense and $0.8 million increase in stock compensation expense.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased by $1.1 million, or 11%, in the current year quarter compared to the same quarter in the prior year. The increase was primarily due to an increase of $0.7 million in compensation and other personnel-related expenses including temporary contracted personnel, and an increase in performance-based bonus expense.

Depreciation and amortization. Depreciation expense for the third quarter of 2014 was $1.6 million compared to $1.4 million for the third quarter of 2013. Amortization expense associated with various acquisitions for the three months ended September 30, 2014 and 2013 was immaterial.

Operating Income

Operating income for the third quarter of 2014 was $35.5 million compared to $30.8 million for the third quarter of 2013. Operating margins were 28.3% for the third quarter of 2014 versus 28.5% for the same quarter in the prior year. Operating income increased primarily due to strong revenue growth and expense management during the quarter.

Other Income and Income Taxes

	Three Months Ended September 30,
	2014	2013	% Change vs . Prior Year
Other income, net	$(55)	$546	-110%
Income tax provision	13,106	11,630	13%

Other income, net. Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $0.6 million in the third quarter of 2014 compared to the third quarter of 2013 primarily due to a $0.7 million decrease in foreign currency gains related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee. We recorded net foreign currency losses of approximately $0.4 million and net foreign currency gains of $0.3 million during the third quarters of 2014 and 2013, respectively.

Income tax provision. Our effective income tax rate were 37.0% and 37.1% for the quarters ended September 30, 2014 and 2013, respectively.

Summary of the First Nine Months of 2014 Condensed Consolidated Financial Results

•	Diluted earnings per share for the nine months ended September 30, 2014 was $0.81, compared to $0.65 for the nine months ended September 30, 2013.

•	Consolidated revenue for the nine months ended September 30, 2014 was $361.7 million, compared to $306.9 million for the nine months ended September 30, 2013. License revenue was $52.0 million for the nine months ended September 30, 2014, compared to $45.1 million for the nine months ended September 30, 2013.

•	Operating income was $98.1 million for the nine months ended September 30, 2014, compared to $76.6 million for the nine months ended September 30, 2013.

•	During the nine months ended September 30, 2014, we repurchased 1,980,470 shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $65.7 million.

The results of our operations for the nine months ended September 30, 2014 and 2013 are discussed below.

Revenue

	Nine Months Ended September 30,
			% Change vs .	% of Total Revenue
	2014	2013	Prior Year	2014	2013
	(in thousands)
Software license	$52,041	$45,149	15%	14%	15%
Services	278,950	238,115	17%	77%	78%
Hardware and other	30,710	23,655	30%	9%	7%

Total revenue	$361,701	$306,919	18%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue. License revenue increased $6.9 million, or 15%, in the nine months ended September 30, 2014 over the same period in the prior year. Our license revenue performance depends heavily on the number and relative value of large deals we close in the period. We completed eleven and nine large deals greater than $1.0 million in the first nine months of 2014 and 2013, respectively. Due to the sluggish economic recovery in the United States and other geographic regions in which we operate, the sales cycle on such larger deals remains relatively protracted.

For the nine months ended September 30, 2014, the license revenue mix of our product suites was approximately 60% warehouse management solutions and 40% non-warehouse management solutions.

Services revenue. Services revenue increased $40.8 million, or 17%, in the nine months ended September 30, 2014 compared to the same period in the prior year due to a $35.2 million increase in professional services revenue and a $5.6 million increase in customer support and software enhancements. The increase in services revenue was due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas, EMEA and APAC segments increased $30.6 million, $7.1 million and $3.1 million, respectively, in the nine months ended September 30, 2014 compared to the same period in the prior year.

Hardware and other. Hardware sales increased by $4.4 million, or 36%, to $16.8 million in the nine months ended September 30, 2014 compared to $12.4 million for the same period in the prior year. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent on customer-specific demands, which fluctuate. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $13.9 million and $11.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Cost of Revenue

	Nine Months Ended September 30,
	2014	2013	% Change vs . Prior Year
Cost of license	$5,140	$6,160	-17%
Cost of services	123,606	105,939	17%
Cost of hardware and other	25,240	20,049	26%

Total cost of revenue	$153,986	$132,148	17%

Cost of license. Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased by $1.0 million, or 17%, in the first nine months of 2014 compared to the same period of 2013 principally due to decreased cost of royalties and cost of third party software license fees over the prior year.

Cost of services. Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $17.7 million, or 17%, increase in cost of services in the nine months ended September 30, 2014 compared to the same period in the prior year was principally due to a $10.6 million increase in compensation, other personnel-related and travel expenses resulting from increased headcount in our services organization to support ongoing growth of the business, and a $3.7 million increase in performance-based compensation expense.

Cost of hardware and other. Cost of hardware and other increased by $5.2 million to approximately $25.2 million in the nine months ended September 30, 2014 compared to $20.0 million in the same period of 2013. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $13.7 million and $11.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Operating Expenses

	Nine Months Ended September 30,
	2014	2013	% Change vs . Prior Year
	(in thousands)
Research and development	$35,906	$33,414	7%
Sales and marketing	36,344	33,185	10%
General and administrative	32,761	27,195	20%
Depreciation and amortization	4,652	4,357	7%

Operating expenses	$109,663	$98,151	12%

Research and development. Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the nine months ended September 30, 2014 increased by $2.5 million, or 7%, compared to the same period in 2013. This increase is primarily due to an increase of $1.1 million in compensation and other personnel-related expenses and an increase of $0.9 million in performance-based bonus expense. For each of the nine months ended September 30, 2014 and 2013, we did not capitalize any research and development costs.

Sales and marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $3.2 million, or 10%, in the nine months ended September 30, 2014 compared to the same period of the prior year. This increase was mainly attributable to the increase in performance-based compensation expense of $1.7 million, a $0.5 million increase in stock compensation expense, and a $0.5 million increase in compensation and other personnel-related expenses, including temporary contracted personnel.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased by $5.6 million, or 20%, during the nine months ended September 30, 2014 compared to the same period in the prior year. The increase was primarily due to a $1.6 million reversal in 2013 of a previously expensed transaction tax resulting from the expiration of the tax audit statute, an increase of $2.6 million in compensation and other personnel-related expenses including temporary contracted personnel, an increase of $0.6 million in performance-based bonus expense, and an increase of $0.5 million in stock compensation expense.

Depreciation and amortization. Depreciation expense amounted to $4.6 million and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was immaterial.

Operating Income

Operating income for the nine months ended September 30, 2014 was $98.1 million compared to $76.6 million for the same period in September 30, 2013. Operating margins were 27.1% for the first nine months of 2014 versus 25.0% for the same period in 2013. Operating income and margin increased primarily due to strong revenue growth and expense management during the nine month period.

Other Income and Income Taxes

	Nine Months Ended September 30,
	2014	2013	% Change vs . Prior Year
Other income, net	$24	$1,940	-99%
Income tax provision	36,430	28,110	30%

Other income, net. Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $1.9 million in the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to a $2.0 million decrease in foreign currency gains related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee. We recorded net foreign currency losses of approximately $0.9 million and net foreign currency gains of $1.1 million during the nine months ended September 30, 2014 and 2013, respectively.

Income tax provision. Our effective income tax rate was 37.1% and 35.8% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the effective tax rate for the nine months ended September 30, 2014 is principally due to the expiration of the federal research and development tax credit. The effective tax rate for the nine months ended September 30, 2013 includes the reinstatement of the benefit of the credit for the 2012 and 2013 tax years. In addition, the effective tax rate for the nine months ended September 30, 2013 included the establishment of state income tax reserves and the reversal of certain domestic tax reserves due to the expiration of the applicable statute of limitations.

Liquidity and Capital Resources

In the nine months ended September 30, 2014, we funded our business through cash flow generated from operations. Our cash and investments as of September 30, 2014 included $65.7 million held in the U.S. and $45.8 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate. However, our current intent is to indefinitely reinvest these funds outside of the U.S. and we do not have a current cash requirement need to repatriate them to the U.S.

Our operating activities generated cash flow of approximately $53.7 million and $66.4 million for the nine months ended September 30, 2014 and 2013, respectively. Three consecutive quarters of record revenue growth in 2014 combined with higher taxable earnings in 2013 and 2014 impacted our 2014 year-to-date results versus the prior year. The decrease in operating cash flow for 2014 versus 2013 is timing related, primarily driven by increased trade receivables and increased estimated tax payments. The increase in revenue in the nine months ended September 30, 2014 resulted in a $16.9 million increase in trade receivables compared to December 31, 2013. This contributed to an increase in Days Sales Outstanding to 64 days at September 30, 2014 compared to 61 days at December 31, 2013. Further, we paid a net of $31.3 million in estimated income taxes in the nine months ended September 30, 2014, compared to $13.5 million in the nine months ended September 30, 2013. Included in the nine months ended September 2014 estimated income taxes paid was a $7.0 million estimated payment for 2013 U.S. income taxes.

Our investing activities used cash of approximately $11.3 million and $5.5 million during the nine months ended September 30, 2014 and 2013, respectively. The primary uses of cash for investing activities for the nine months ended

September 30, 2014 were $6.7 million in capital expenditures, $2.8 million payment in connection with the asset acquisition of Global Bay Mobile Technologies discussed in Note 10 to the consolidated financial statements, and $1.8 million in net purchases of short-term investments. The primary uses of cash for investing activities for the nine months ended September 30, 2013 were $3.2 million in capital expenditures and $2.3 million in net purchases of short-term investments.

Our financing activities used cash of approximately $65.3 million and $37.3 million for the nine months ended September 30, 2014 and 2013, respectively. The principal use of cash for financing activities for the nine months ended September 30, 2014 was to purchase approximately $73.7 million of our common stock, including $8.0 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $1.0 million and a $7.4 million excess tax benefit from equity-based compensation. The principal use of cash for financing activities for the nine months ended September 30, 2013 was to purchase approximately $48.7 million of our common stock, including $4.8 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $5.4 million and a $6.0 million excess tax benefit from equity-based compensation.

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

Critical Accounting Policies and Estimates

In the first nine months of 2014, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended September 30, 2014. All repurchases related to the repurchase program were made on the open market.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2014	40,499	$31.53	40,024	$48,740,025
August 1 - August 31, 2014	287,458	30.27	287,224	40,045,080
September 1 - September 30, 2014	184,599	29.25	176,186	34,888,585

Total	513,324	30.00	503,434

(a)	Includes 475, 234 and 8,413 shares withheld for taxes due upon vesting of restricted stock during July, August, and September, respectively. These amounts do not include shares withheld for taxes due upon vesting of restricted stock units.
(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $35.29, $29.30 and $28.88 in July, August and September, respectively.

In October 2014, our Board of Directors approved raising our repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date: October 29, 2014	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2014	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.