Form 10-K
period 2014-12-31
MANHATTAN ASSOCIATES INC
filed 2015-02-05
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-23999

Manhattan Associates, Inc.

(Exact name of registrant as specified in its charter)

Georgia
(State or other jurisdiction of incorporation or organization )	58-2373424
(I.R.S. Employer Identification No.)

2300 Windy Ridge Parkway, Tenth Floor
Atlanta, Georgia	30339
( Address of principal executive offices )	( Zip Code )

Registrant’s telephone number, including area code: (770) 955-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2014 was $2,586,402,912, which was calculated based upon a closing sales price of $34.43 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of January 31, 2015, the Registrant had outstanding 74,234,464 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2015 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

Exhibit 10.2d Third Amendment to Lease Agreement

Exhibit 10.2e Fourth Amendment to Lease Agreement

Exhibit 10.2f Fifth Amendment to Lease Agreement

Exhibit 10.2g Sixth Amendment to Lease Agreement

Exhibit 21.1 List of Subsidiaries

Exhibit 23.1 Consent of Ernst & Young LLP

Exhibit 31.1 Section 302 Certification of Principal Executive Officer

Exhibit 31.2 Section 302 Certification of Principal Financial Officer

Exhibit 32 Section 906 Certification of CEO and CFO

Exhibit 101

Forward-Looking Statements

In addition to historical information, this Annual Report may contain “forward-looking statements” relating to Manhattan Associates, Inc. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “expect,” “forecast,” “guidance,” “intend,” “believe,” “could,” “project,” “estimate,” “anticipate,” “should,” and similar terminology. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are changes in the supply chain environment, delays in product development, undetected software errors, technical difficulties, availability of technical personnel, changes in customer requirements, competitive pressures, market acceptance, the impact of acquisitions, and general economic conditions. Additional factors are set forth in the “Risk Factors” in Part I, Item 1A of this Annual Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

PART I

Item 1.	Business

Overview

Manhattan Associates was founded in 1990 in Manhattan Beach, California and incorporated in Georgia in 1998. References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries. Our principal executive offices are located at 2300 Windy Ridge Parkway, Tenth Floor, Atlanta, Georgia 30339, and our telephone number is 770-955-7070.

We develop, sell, deploy, service and maintain software solutions designed to manage supply chains, inventory and omni-channel operations for retailers, wholesalers, manufacturers, logistics providers and other organizations. Our customers include many of the world’s premier and most profitable brands.

Specifically, Manhattan Associates solutions help our customers in three distinct areas, as depicted by our solution footprint:

AVAILABLE TO COMMERCE
inventory
omni-channel
move
manage
The Commerce-Ready Enterprise
TOTAL COST TO SERVE
FLEXIBLE FULFILLMENT
fulfill
supply chain

•

Supply Chain - Manhattan solutions provide companies across industries the tools needed to manage distribution and optimize transportation costs throughout the entire network.  Manhattan provides shippers the most comprehensive transportation management solutions in the market.  This includes moving freight via the most cost-effective means possible while also meeting service level expectations.  Likewise, Manhattan’s Warehouse Management solutions are widely regarded as industry leading systems designed to optimize productivity and throughput in distribution centers and warehouses around the world.

•

Omni-Channel - Meeting ever-evolving consumer expectations of service, inventory availability and delivery convenience is a challenge every retailer must meet head on.  Manhattan’s Omni-Channel solutions provide both ‘central’ or corporate solutions that manage inventory availability across all channels and locations as well as ‘local’ solutions deployed in retail stores to empower store associates to satisfy the demands of the walk-in shopper and the online customer.

•

Inventory - Manhattan solutions provide distributors of any finished goods (apparel, food, auto parts, pharmaceuticals, etc.) the ability to forecast demand, determine when, where and how much inventory is needed and translate this into a profitable inventory buying plan.  Through the use of advanced science and sophisticated analytics, customer service level is maximized with the minimum necessary inventory investment.  Industry changes driven by omni-channel retail, pharmaceutical regulations and other trends make this an area of particular need for many retailers and wholesale distributors.

Manhattan Associates’ Software Solution Portfolios

Our portfolio of solutions takes a platform-based approach to the following key areas.  This approach implies a single, holistic technology architecture that provides customers with three major benefits:

•

Cross-Functional Business Solutions - By virtue of shared data, taxonomy and interfaces, a platform solution enables the organization to tackle business challenges that might otherwise be too technically daunting to achieve.  For instance, the ability to apportion freight, labor, inventory handling and overhead costs across the supply chain to determine an item’s total cost to serve (TCO) for an end customer normally requires a massive integration and harmonization effort.  With a platform like Manhattan’s, this is simply another module that taps into a readily available pool of data in the supply chain and inventory solutions.

•

Total Cost of Ownership - For IT executives, a platform enables TCO through consistency.  A single set of tools to administrate security, resource management, system configuration and integration across all three functional disciplines allows for economies of scale within IT departments.  The use of standard technologies, development tools and languages also ensures needed technical skills are readily available in the marketplace.

•

The Power of Shared Components - When an organization has multiple disparate systems, there are frequently redundant capabilities found across the enterprise.  Examples include yard management, parcel shipping and inventory visibility.  The consequences of duplicate systems range from the simple confusion brought on by different naming conventions to the expensive and complex data becoming out of sync, resulting in missed appointments, chargebacks and similar.

Manhattan Associates’ Software Solution Modules

The specific modules available within the overall portfolio are depicted in the diagram below.

Planning
Assortment Planning
Omni-Channel Planning
Financial Planning
Item Planning

Inventory Optimization
Demand Forecasting
Replenishment
Purchase Order Flow Management
Vendor Managed Inventory

Distribution Management
Warehouse Management
Labor Management
Slotting Optimization
Billing Management
SCALE

Transportation Management
Transportation Procurement
Transportation Planning & Execution
Dispatch Management
Audit, Payment & Claims
Carrier Management

AVAILABLE TO COMMERCE
inventory
omni-channel
move
manage
fulfill
The Commerce-Ready Enterprise
TOTAL COST TO SERVE
FLEXIBLE FULFILLMENT
supply chain

Omni-Channel Central
Customer Service
Available to Commerce
Enterprise Inventory
Enterprise Order Management
Distributed Order Management

Omni-Channel Local
Point of Sale
Clienteling
Store Fulfillment
Store Inventory
Tablet Retailing

Supply Chain Convergence
Supplier Enablement
Hub Management
Appointment Scheduling
Yard Management

Visibility
Supply Chain Event Management
Supply Chain Visibility
Supply Chain Intelligence
Total Cost to Serve

Supply Chain Solutions

As previously described, Supply Chain solutions are focused on the distribution and transportation operations of the enterprise.  There are four main components of Manhattan’s Supply Chain Solutions:

•

Distribution Management - These applications comprise Manhattan’s Warehouse Management Solutions (WMS) commonly used to manage the complexity of the modern warehouse.  They manage the flow of goods and information across the distribution center.  The complete distribution management suite not only includes capabilities focused on execution within the distribution center, but also on the management of personnel, performance and the overall distribution center layout.  All of these solutions come together to provide the customer the most productive workforce with an operation that can scale to meet the highest demands during peak season, yet can still operate effectively and profitably throughout the course of the year.

•

Transportation Management - Organizations today face a complex transportation environment with ever-changing demands driven by macro-economic trends and governmental regulations.  Manhattan’s Transportation Management Solutions (TMS) are designed to help shippers navigate their way through these demands while meeting customer service expectations at the lowest possible freight costs.  Components include procurement and modeling tools to setup a network that can be successful, along with planning, execution and settlement tools to manage day-to-day transportation requirements.

•

Supply Chain Convergence - Unique to Manhattan’s platform approach are a set of common components that for most solutions are either in a WMS or a TMS.  These include tools designed to manage the scheduling of appointments with carriers and suppliers as well as oversee operations of the yard.

•

Visibility - Crucial to effective supply chain management is visibility into the movement of goods between locations in the supply chain and outside the enterprise’s realm of control.  Manhattan provides world-class visibility and event management tools that not only provide alerts to when events occur in the supply chain, but also when they don’t occur (such as missing a vessel overseas) that can have a cascading effect on production lines, freight and most importantly, customer commitments.

Omni-Channel Solutions

As omni-channel retail has placed new demands on organizations, it has also created new software solution needs.  These demands range from the ability to leverage inventory across the entire network to meet any demand, to providing store associates and call center representatives the means to take advantage of that available inventory.

●

Omni-Channel Central Solutions - There is a wide range of new capabilities that must be leveraged at a corporate or ‘central’ level in retail today.  The goal is to enable an omni-channel commerce platform that can be tapped into by any selling system—webstore, ERP, point-of-sale, call center, mobile app, etc.  Manhattan’s Enterprise Inventory builds out a complete inventory availability picture that can be updated in near-real time with feeds from the warehouse, the store and the network.  Enterprise Order Management merges this inventory availability data with demand feeds from across the organization to match supply with demand in a way that satisfies customer delivery expectations while also striving to maximize profitability.  Lastly, the Call Center application provides representatives access to this inventory picture as well as complete customer sales history to satisfy shopper needs, regardless of whether it is an exchange, a return or a new order.

●

Omni-Channel Local Solutions - Just as the consumer enters the store with more information than ever, it is now vital to equip the sales associate with all relevant information and capabilities to satisfy that shopper’s every demand.  Local solutions include mobile Point of Sale to process any purchase transactions, Clienteling to provide the associate with a complete picture of the shopper’s purchase history, and Tablet Retailing to offer a virtual showroom.  When all of these solutions come together on a single mobile platform, retailers are able to offer unparalleled service and convenience for the shopper.

Also an important part of Local solutions are Store Inventory and Fulfillment.  Most retailers are now looking to leverage store inventory to fulfill ecommerce demand (driving greater sales revenue with less inventory).  In order to achieve this, solutions that can maintain inventory integrity and enable productive, reliable fulfillment are required.

Inventory Solutions

The ability to accurately forecast demand and project inventory needs is only heightened by omni-channel retail requirements that change traditional approaches to inventory management.  Manhattan’s Inventory solutions address both the questions of what products should be carried and how much is needed at what locations and dates.

●

Inventory Optimization - This set of applications includes sophisticated demand forecasting capabilities that can address the particularly challenging slow-moving and intermittent products that frequently result in excess inventory due to unpredictability.  Also included is the Replenishment module that can evaluate inventory needs across all locations and channels.  This module can even suggest transferring inventory between locations (warehouses or stores) or ‘protect’ merchandise at a store from online sales in order to save it for walk-in traffic.

●

Planning - Manhattan’s Planning solutions provide merchants the tools they need to create channel-, store- or region-specific assortments.  These tools offer channel-specific metrics and methodologies that optimize the planning process and maximum retailer revenues.

Manhattan SCALETM

SCALE is our portfolio of logistics execution solutions built on Microsoft’s .NET® platform. Purpose built for rapid development and a value based total cost of ownership, it is targeted toward companies with execution-focused supply chain needs that require speed-to-value, resource-light system configuration and maintenance, and the ability to quickly scale their logistics operations up or down in response to market fluctuations or business requirement changes. SCALE combines the features of Trading Partner Management, Yard Management, Optimization, Warehouse Management and Transportation Execution.

Because SCALE leverages a common platform, solutions share common data elements and each user can access all applications through a single sign-on. Users also can set up “dashboards” that enable easy access to real-time information most relevant to their jobs. SCALE’s ease of deployment, operation and support make it a popular choice for organizations operating in countries with emerging and developing economies, and where technical support resources are limited.

Technology Platform

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

We believe our Professional Services team delivers deep supply chain domain expertise to our customers through industry-specific “best-practices” protocols and processes developed through the collective knowledge we have gained from 25 years of implementing our supply chain solutions worldwide. We also extensively train our consulting personnel on supply chain operations and on our solutions.

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

Customer Support Services and Software Enhancements

We offer a comprehensive program that provides our customers with software upgrades for additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Over the past three years, our annual renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. We are able to remotely access customer systems to perform diagnostics, provide on-line assistance, and facilitate software upgrades. We offer 24-hour customer support every day of the year, plus software upgrades for an annual fee that is paid in advance and is based on the solutions the customer has and the service level required. Software upgrades are provided under this program on a when-and-if- available basis.

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

Strategy

Our objective is to extend our position as the leading global commerce solutions provider for organizations intent on creating and sustaining market advantages through technology-enabled commerce solutions. Our solutions help global distributors, wholesalers, retailers, logistics providers and manufacturers successfully manage accelerating and fluctuating market demands, as well as master the increasing complexity and volatility of their local and global supply chains. We believe our solutions are advanced, highly functional and highly scalable. They are designed to enable organizations to: create customer experiences consistent with their brand values; improve relationships with suppliers, customers and logistics providers; leverage investments across supply chain functions; effectively generate revenue and manage costs; and meet dynamically changing customer requirements. We believe our solutions are uniquely positioned to holistically optimize the way companies bring together omni-channel, supply chain and inventory management:

Develop and Enhance Software Solutions. We intend to continue to focus our research and development resources on enhancing our Supply Chain, Omni-Channel Commerce and Inventory Solutions. We offer what we believe to be the broadest and most richly-featured software portfolio in the marketplace. To continuously expand functionality and value, we plan to continue to provide enhancements to existing solutions and to introduce new solutions to address evolving industry standards and market needs. We identify these opportunities through our Product Management, Professional Services, Customer Support and Account Management organizations, through interactions such as ongoing customer consulting engagements and implementations, sessions with our solution user groups, association with leading industry analyst and market research firms, and participation on industry standards and research committees. Our solutions address needs in various vertical markets, including retail, consumer goods, food and grocery, logistics service providers, industrial and wholesale, high technology and electronics, life sciences and government. We intend to continue to enhance our solutions to meet the dynamic requirements of these and new vertical markets as business opportunities dictate.

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

Strategic Alliances and Indirect Sales Channels. We currently sell our products primarily through our direct sales personnel, and through partnership agreements with a select number of organizations in emerging markets where we do not currently have a direct sales presence. We have worked on joint projects and joint sales initiatives with industry-leading consultants and software systems implementers, including most of the large consulting firms and other systems consulting firms specializing in our targeted industries, to supplement our direct sales force and professional services organization. We expand our indirect sales channels through reseller agreements, marketing agreements, and agreements with third-party logistics providers. These alliances extend our market coverage and provide us with new business leads and access to trained implementation personnel.

Acquire or Invest in Complementary Businesses. We continuously evaluate strategic acquisition opportunities of technologies, solutions, and businesses that are consistent with our platform-based strategy and enable us to enhance and expand our offerings. Preferred acquisition targets are those that would be complementary to our existing solutions and technologies, expand our geographic presence and distribution channels, extend our presence into additional vertical markets with challenges and requirements similar to those we currently serve, and further solidify our leadership position within the primary components of supply chain planning and execution.

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

Customers

To date, our customers have been suppliers, manufacturers, distributors, retailers, and logistics providers in a variety of industries. Our top five customers (new or pre-existing) in the aggregate accounted for 10%, 11%, and 12% of total revenue for the years ended December 31, 2014, 2013, and 2012, respectively. No single customer accounted for more than 10% of our total revenue in 2014, 2013, or 2012.

Product Development

We focus our development efforts on new product innovation and adding new functionality to existing solutions, integrating our various solution offerings, enhancing the operability of our solutions across our Supply Chain Process Platform and across distributed and alternative hardware platforms, operating systems, and database systems. We believe that our future success depends, in part, on our ability to continue to enhance existing solutions, to respond to dynamically changing customer requirements, and to develop new or enhanced solutions that incorporate new technological developments and emerging supply chain and industry standards. To that end, development frequently focuses on base system enhancements and incorporating new user requirements and features into our solutions. As a result, we deliver packaged, highly configurable solutions with increasingly rich functionality rather than custom-developed software. We also deliver interface toolkits for many major ERP systems to enhance communication and improve data flows between our core solutions and our clients’ host systems.

We leverage internal and external scientific advisors to inform our solution strategies and research and development approaches with the most advanced thinking on supply chain opportunities, challenges, and technologies. Our internal research team is comprised of Ph.D.-credentialed math and science experts who work on creating and solving algorithms and other constructs that advance the optimization capabilities and other aspects of our solutions. We also regularly communicate with and are advised by experts from leading educational institutions known for their supply chain disciplines, and practitioners from organizations deploying supply chain technology in innovative and market-advancing ways. Together, our research team and external advisors inform both the practical business approaches and the mathematical and scientific inventiveness of our solutions.

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

Our research and development expenses for the years ended December 31, 2014, 2013, and 2012 were $49.0 million, $44.5 million, and $44.7 million, respectively. We intend to continue to invest significantly in product development.

Competition

Our solutions are solely focused on enterprise commerce capabilities, which have been consolidating rapidly, are intensely competitive, and are characterized by rapid technological change. The principal competitive factors affecting the markets for our solutions include: industry expertise; company and solution reputation; company viability; compliance with industry standards; solution architecture; solution functionality and features; integration experience, particularly with ERP providers and material handling equipment providers; ease and speed of implementation; proven return on investment; historical and current solution quality and performance; total cost of ownership; solution price; and ongoing solution support structure. We believe we compete favorably with respect to each of these factors.

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as at the enterprise as a whole. Our existing competitors include:

●	Corporate information technology departments of current or potential customers capable of internally developing solutions;
●	ERP vendors, including Oracle, SAP, and Infor, among others;
●	Supply chain execution vendors, including JDA Software Group, Inc. (JDA), HighJump Software Inc., and the Sterling Commerce division of IBM, among others;
●	Supply chain planning vendors, including JDA and SAS Institute Inc., among others; and
●	Smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or planning solutions that apply in specific countries and/or globally.

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

International Operations; Segments

We have three reporting segments, based on geographic location: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). For further information on our segments, see Note 7 to our consolidated financial statements. Our international revenue was approximately $134.6 million, $110.8 million, and $104.4 million for the years ended December 31, 2014, 2013, and 2012, respectively, which represents approximately 27%, 27%, and 28% of our total revenue for the years ended December 31, 2014, 2013, and 2012, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have approximately 1,470 employees in our International operations.

Proprietary Rights

We rely on a combination of copyright, patent, trade secret, trademark, and trade dress laws, confidentiality procedures, and contractual provisions to protect our proprietary rights in our products, processes and technology. We have registered trademarks for Manhattan Associates and the Manhattan Associates logo, as well as a number of our products and features. Generally we enter into confidentiality and assignment-of-rights agreements with our employees, consultants, customers and potential customers and limit access to, and distribution of, our proprietary information. We license our proprietary products to our customers under license agreements that we believe contain appropriate use and other restrictions in order to try to best protect our ownership of our products and our proprietary rights in them, and to protect our revenue potential from our products. However, despite our efforts to safeguard and maintain our proprietary rights, we cannot ensure that we will successfully deter misappropriation, unintended disclosure or independent third-party development of our technology or our proprietary rights or information. Policing unauthorized use of our products is difficult, and, while we are unable to determine the extent to which piracy of our software solutions exists, as is the case with any software company, piracy could become a problem. Further, to the extent that we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced, our efforts to protect our proprietary rights may be ineffective. Whether we seek to enforce our proprietary rights in the U.S. or abroad, our efforts, including litigation to enforce our rights, can result in substantial costs and diversion of resources, and such efforts, or our failure to succeed in such efforts, could have a material adverse effect on our business, financial condition, results of operations or cash flows, regardless of the final outcome.

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

Employees

At December 31, 2014, we employed approximately 2,770 employees worldwide, of which 1,310 are based in the Americas, 190 in EMEA, and 1,270 in APAC (including India).

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

Economic, political and market conditions can adversely affect our business, results of operations, cash flow and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price. Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

●	general economic and business conditions;
●	overall demand for enterprise software and services;
●	governmental policy, budgetary constraints or shifts in government spending priorities;
●	general geo-political developments; and
●	currency exchange rate fluctuations.

Macroeconomic developments like the continued slow pace of economic recovery in the United States and Europe and in parts of Asia and South America could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce or eliminate their information technology budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

In addition, political unrest in places like Ukraine and its potential impact on global stability, terrorist attacks and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability.

If our data protection or other security measures are compromised and as a result our data, our customers’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable, our brand and reputation could be damaged, the IT services we provide to our customers could be disrupted, and customers may stop using our products and services, all of which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions. Our products and services can store, retrieve, manipulate and manage our customers’ information and data as well as our own. We have a reputation for secure and reliable software products and services and invest time and resources in protecting the integrity and security of our products, services and internal and external data that we manage.

Nevertheless, we encounter attempts by third parties to penetrate or bypass our data protection and other security measures and gain unauthorized access to our networks, systems and data or compromise the confidential information or data of our customers. Data may also be accessed or modified improperly as a result of employee or supplier error or malfeasance and third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information.

These risks are persistent and likely will increase as we continue to grow our cloud offerings and services and store and process increasingly large amounts of our customers’ confidential information and data. We also may acquire companies, products, services and technologies and inherit such risks when we integrate these acquisitions within Manhattan.

If a cyber-attack or other security incident described above were to  occur, we could suffer damage to our brand and reputation, which could reduce our revenue and earnings, increase our expenses to address and fix the incidents as well as expose us to legal claims and regulatory actions.

Further, as regulatory focus on privacy issues continues to increase and become more complex, these potential risks to our business will intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data could greatly increase our cost of providing our products and services.

Our software may contain undetected errors or “bugs” resulting in harm to our reputation which could adversely impact our business, results of operations, cash flow, and financial condition. Software products as complex as those offered by us might contain undetected errors or failures when first introduced or when new versions are released,. Despite testing, we cannot ensure that errors will not be found in new products or product enhancements after commercial release,. Any errors could cause substantial harm to our reputation, result in additional unplanned expenses to remedy any defects, delay the introduction of new products, result in the loss of existing or potential customers, or cause a loss in revenue. Further, such errors could subject us to claims from our customers for significant damages, and we cannot assure you that courts would enforce the provisions in our customer agreements that limit our liability for damages. In turn, our business, results of operations, cash flow, and financial condition could be materially adversely affected.

We may not be able to continue to successfully compete with other companies. We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings. Our current competitors come from many segments of the software industry and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. We face competition for product sales from:

●	corporate information technology departments of current or potential customers capable of internally developing solutions;
●	ERP vendors, including Oracle, SAP, and Infor, among others;
●	supply chain execution vendors, including JDA Software Group, Inc. (JDA), HighJump Software Inc., and the Sterling Commerce division of IBM, among others;
●	supply chain planning vendors, including JDA and SAS Institute Inc., among others; and
●	smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or supply chain planning solutions that apply in specific countries and/or globally.

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

We may encounter long sales cycles, particularly with our larger customers, which could have an adverse effect on the amount, timing, and predictability of our revenue, adversely affecting our business, results of operations, cash flow, and financial condition. Our products have lengthy sales cycles, which typically extend from nine to twelve months and may take up to several years. Potential and existing customers, particularly larger enterprise customers, often commit significant resources to an evaluation of available solutions and services and require us to expend substantial time and resources in connection with our sales efforts. The length of our sales cycles also varies depending on the type of customer to which we are selling, the product being sold, and customer requirements. We may incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale. Many of the key risks relating to sales processes are beyond our control, including: our customers’ budgetary and scheduling constraints; the timing of our customers’ budget cycles and approval processes; our customers’ willingness to replace their currently deployed software solutions; and general economic conditions.

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

Our ability to license our software is highly dependent on the quality of our services offerings, and our failure to offer high quality services could adversely impact our business, results of operations, cash flow, and financial condition. Most of our customers rely to some extent on our professional services to aid in the implementation of our software solutions. Once our software has been installed and deployed, our customers may depend on us to provide them with ongoing support and resolution of issues relating to our software. Therefore, a high level of service is critical for the continued marketing and sale of our solutions. If we or our partners do not efficiently and effectively install and deploy our software products, or succeed in helping our customers quickly resolve post-deployment issues, our ability to sell software products to these customers would be adversely affected and our reputation in the marketplace with potential customers could suffer.

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

Our international operations have many associated risks. We continue to strategically manage our presence in international markets, and these efforts require significant management attention and financial resources. We may not be able to successfully penetrate international markets, or, if we do, there can be no assurance that we will grow our business in these markets at the same rate as in North America. Because of these inherent complexities and challenges, lack of success in international markets could adversely affect our business, results of operations, cash flow, and financial condition.

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

Our operating results may include foreign currency gains and losses. Due to our international operations, we conduct a portion of our business in currencies other than the United States dollar. Our revenues, expenses, operating profit and net income are affected when the dollar weakens or strengthens in relation to other currencies. In addition, we have a large development center in Bangalore, India, that does not have a natural in-market revenue hedge to mitigate currency risk to our operating expense in India. Fluctuations in the value of other currencies, particularly the Indian rupee, could materially impact our revenues, expenses, operating profit and net income.

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

Fluctuations in our hardware sales may adversely impact our business, results of operations, cash flow, and financial condition. A portion of our revenue in any period is from the resale of a variety of third-party hardware products to purchasers of our software. However, our customers may purchase these hardware products directly from manufacturers or distributors rather than from us. We view sales of hardware as non-strategic. We perform this service to our customers seeking a single source for their supply chain needs. Hardware sales are difficult to forecast and fluctuate from quarter to quarter, leading to unusual comparisons of total revenue and fluctuations in profits. If we are unable to maintain or grow our hardware revenue, our business, results of operations, cash flow, and financial condition may be adversely affected.

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

We incorporate third-party software in our solutions, the failure or unavailability of which could adversely affect our ability to sell, support, and service our products. We incorporate and include third-party software into and with certain of our products and solutions and expect to continue to do so. The operation of our products could be impaired if there are defects in that third-party software. It may be difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Such defects could adversely affect our business.

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

Our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled employees. We face significant competition for individuals with the skills required to perform the services we offer, and thus we may encounter increased compensation costs that are not offset by increased revenue. In the broader technology industry in which we compete for talented hires, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software, as well as competition for sales executives and operations personnel. We cannot guarantee that we will be able to attract and retain sufficient numbers of these highly skilled employees or motivate them. Because of the complexity of the supply chain market, we may experience a significant time lag between the date on which technical and sales personnel are hired and the time at which these persons become fully productive.

Our growth is dependent upon the successful development of our direct and indirect sales channel mix. We believe that our future growth also will depend on further developing and maintaining a successful direct sales force and strategic relationships with systems integrators and other technology companies. We invest significant resources to maintain and develop our sales channels. Our investment could adversely affect our operating results if these efforts do not generate license and service revenue necessary to offset the investment. Also, our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, a disproportionate increase in indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels typically do not generate consulting services revenue for us at the same levels as direct sales, as the third-party systems integrators generally provide these services. Similarly, indirect sales typically do not generate the same levels of direct contact between our associates and those of our customer, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction, and recognizing emerging customer requirements. In addition, these systems integrators and third-party software providers may develop, acquire, or market products competitive with our products.

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

Our failure to adequately protect our proprietary rights could adversely impact our business, results of operations, cash flow, and financial condition. Our success and ability to compete is dependent in part upon our proprietary technology. There are no assurances that we will be able to protect our proprietary rights against unauthorized disclosure or third-party copying or use. We rely on a combination of copyright, patent, trademark, and trade secret laws, as well as confidentiality agreements, licensing arrangements, and contractual commitments, to establish and protect our proprietary rights. Despite our efforts to protect our proprietary rights, existing copyright, patent, trademark, and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Any infringement of our proprietary rights could negatively impact our future operating results. Furthermore, policing the unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources. In turn, our business, results of operations, cash flow, and financial condition could be materially adversely affected.

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

Fires or other catastrophic events at our principal facilities could cripple our business.  Fires, natural disasters or other catastrophic events, particularly those effecting our Atlanta headquarters [or India research and development center], may cause damage or disruption to our operations, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers.

Our ability to maintain and develop our brand is critical for our continued success. The brand identity we have developed has significantly contributed to the continued success of our business. Our ability to maintain and develop our brand is critical in expanding our base of customers, partners and employees. Our brand will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services, and features. Significant investments may be required in order to maintain and develop our brand. However, the investments may later be proven to be unsuccessful. If we fail to maintain and develop our brand, or if we incur excessive expenses in our efforts to do so, our business, operating results and financial condition may be materially and adversely affected.

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

During 2014, we repurchased approximately $91.1 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors throughout the year. In January 2015, our Board of Directors approved raising our remaining share repurchase authority to $50.0 million of Manhattan Associates outstanding common stock.

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

As of December 31, 2014, we do not have any unresolved SEC staff comments.

Item 2.	Properties

Our principal administrative, sales, marketing, support, and research and development facility is located in approximately 221,000 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through September 30, 2025. We have additional offices under multi-year agreements in Indiana and New Jersey. We also occupy facilities outside of the United States under multi-year agreements in the United Kingdom, the Netherlands, France, China, Singapore, India, and Australia. We also occupy offices under short-term agreements in other geographical regions. We believe our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq Global Select Market for the periods indicated:

Fiscal Period	High Price	Low Price
2014
First Quarter	$40.49	$29.40
Second Quarter	36.22	29.68
Third Quarter	35.36	28.55
Fourth Quarter	42.38	31.84

2013
First Quarter	$18.75	$15.09
Second Quarter	19.90	17.07
Third Quarter	24.02	19.85
Fourth Quarter	30.59	22.88

On January 31, 2015, the last reported sales price of our common stock on the Nasdaq Global Select Market was $44.64 per share. The number of shareholders of record of our common stock as of January 31, 2015 was approximately 16.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Equity Compensation Plan Information

The following table provides information regarding our current equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,499,826	$4.78	12,936,372
Equity compensation plans not approved by security holders	-	-	-
Total	1,499,826	$4.78	12,936,372

Additional information regarding our equity compensation plans can be found in Note 2 of the Notes to our Consolidated Financial Statements.

Purchase of Equity Securities

The following table provides information regarding our common stock repurchases under our publicly-announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended December 31, 2014. All repurchases related to the share repurchase program were made on the open market.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2014	47,247	$36.93	45,379	$48,315,847
November 1 - November 30, 2014	329,946	$39.40	329,946	35,315,388
December 1 - December 31, 2014	264,323	$40.62	264,323	24,577,591
Total	641,516	$39.72	639,648
(a)

Includes 1,868 shares withheld for taxes due upon vesting of restricted stock during October. No restricted stock awards vested in November and December. These amounts do not include shares withheld for taxes due upon vesting of restricted stock units.

(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $32.47. No restricted stock awards vested in November and December.

During the year ended December 31, 2014, we repurchased a total of 2,620,118 shares at an average price per share of $34.76 under our publicly-announced share repurchase program. In January 2015, our Board of Directors approved raising our remaining share repurchase authority to $50 million worth of Manhattan Associates outstanding common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2014, 2013, and 2012, and the balance sheet data as of December 31, 2014 and 2013, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011, and 2010 are derived from audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(in thousands, except per share data)
Statement of Income Data:
Software license	$54,450	$54,241	$61,494	$62,416	$71,583
Total revenue	$297,117	$329,253	$376,248	$414,518	$492,104
Operating income	$41,927	$61,363	$80,073	$101,287	$127,124
Net income	$28,061	$44,907	$51,853	$67,296	$82,000
Earnings per diluted share	$0.31	$0.52	$0.64	$0.86	$1.08

	December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$126,869	$99,114	$103,047	$132,956	$124,438
Total assets	$280,464	$259,600	$261,813	$297,828	$318,170
Debt	$-	$-	$-	$-	$-
Shareholders' equity	$183,800	$162,080	$161,509	$181,586	$182,023

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We develop, sell, deploy, service and maintain software solutions designed to manage supply chains, inventory and omni-channel operations for retailers, wholesalers, manufacturers, logistics providers and other organizations. Our customers include many of the world’s most premier and profitable brands.

Specifically, Manhattan Associates solutions help our customers in three distinct areas:

•

Supply Chain - Manhattan solutions provide companies across industries the tools needed to manage distribution and optimize transportation costs throughout the entire network.  Manhattan provides shippers the most comprehensive transportation management solutions in the market.  This includes moving freight via the most cost-effective means possible while also meeting service level expectations.  Likewise, Manhattan’s Warehouse Management solutions are widely regarded as industry leading systems designed to optimize productivity and throughput in distribution centers and warehouses around the world.

•

Omni-Channel - Meeting ever-evolving consumer expectations of service, inventory availability and delivery convenience is a challenge every retailer must meet head on.  Manhattan’s Omni-Channel solutions provide both ‘central’ or corporate solutions that manage inventory availability across all channels and locations as well as ‘local’ solutions deployed in retail stores to empower store associates to satisfy the demands of the walk-in shopper and the online customer.

•

Inventory - Manhattan solutions provide distributors of any finished goods (apparel, food, auto parts, pharmaceuticals, etc.) the ability to forecast demand, determine when, where and how much inventory is needed and translate this into a profitable inventory buying plan.  Through the use of advanced science and sophisticated analytics, customer service level is maximized with the minimum necessary inventory investment.  Industry changes driven by omni-channel retail, pharmaceutical regulations and other trends make this an area of particular need for many retailers and wholesale distributors.

Our business model is singularly focused on the development and implementation of complex supply chain commerce software solutions that are designed to optimize supply chain effectiveness and efficiency for our customers. We have three principal sources of revenue:

●	licenses of our supply chain software;
●	professional services, including solutions planning and implementation, related consulting, customer training, and customer support services and software enhancements (collectively, “services”); and
●	hardware sales and other revenue.

In 2014, we generated $492.1 million in total revenue, with a revenue mix of: license revenue 15%; services revenue 76%; and hardware and other revenue 9%.

We manage our business based on three geographic regions: Americas, EMEA, and APAC. Geographic revenue is based on the location of the sale. Our international revenue was approximately $134.6 million, $110.8 million and $104.4 million for the years ended December 31, 2014, 2013, and 2012, respectively, which represents approximately 27%, 27%, and 28% of our total revenue for the years ended December 31, 2014, 2013, and 2012, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2014, we employed approximately 2,770 employees worldwide, of which 1,310 employees are based in the Americas, 190 employees in EMEA, and 1,270 employees in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In 2014, approximately 73% of our total revenue was generated in the United States, 12% in EMEA, and the balance in

APAC, Canada, and Latin America. In addition, Gartner Inc., an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in North America (50%) and Western Europe (27%); consequently, the health of the U.S. and the Western European economies has a meaningful impact on our financial results.

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

In January 2015, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update lowering its previous 2015 world economic growth forecast to about 3.5 percent, downward revision of 0.3 percent relative to the October 2014 WEO. The WEO update noted that “global growth will receive a boost from lower oil prices, which reflect to an important extent higher supply, but this boost is projected to be more than offset by negative factors, including investment weakness as adjustment to diminished expectations about medium-term growth continues in many advanced and emerging market economies. The revisions reflect a reassessment of prospects in China, Russia, the euro area, and Japan as well as weaker activity in some major oil exporters because of the sharp drop in oil prices. The United States is the only major economy for which growth projections have been raised. ” The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 2.4 percent in both 2015 and 2016, while the emerging and developing economies would grow at about 4.3 percent in 2015 and 4.7 percent in 2016.

During 2014 and 2013, the overall trend has been steady for our large license sales, with recognized $1.0 million or larger software license sales totaling fifteen, fourteen, and twelve for 2014, 2013, and 2012, respectively. However, the large deal flow has been inconsistent from quarter to quarter, reflecting what we believe to be ongoing macroeconomic uncertainty in the United States and Western Europe. While we are encouraged by our 2014 and 2013 results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it more difficult to forecast sales cycles for our products and the timing of large enterprise software license sales.

Revenue

License revenue: License revenue, a leading indicator of our business, is primarily derived from software license fees that customers pay for supply chain solutions. In 2014, license revenue totaled $71.6 million, or 15% of total revenue, with gross margins of 90.1%. For the year ended December 31, 2014, Americas, EMEA, and APAC recognized $59.5 million, $7.5 million, and $4.6 million in license revenue, respectively. Prior to the 2009 global recession, our typical license revenue percentage mix of new to existing customers historically approximated 50/50. Post 2009, the percentage mix has fluctuated. For the year ended December 31, 2014, the percentage mix of new to existing customers was approximately 30/70.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles. In addition, the timing of the closing of a few large license transactions can have a material impact on our license revenues, operating profit, operating margins and earnings per share. For example, $1.0 million of license revenue in 2014 equates to approximately one cent of diluted earnings per share impact.

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

Services revenue: Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (“CSSE”). In 2014, our services revenue totaled $376.0 million, or 76% of total revenue, with gross margins of 55.0%. The Americas, EMEA, and APAC recognized $301.0 million, $51.4 million, and $23.6 million, respectively, in services revenue for the year ended December 31, 2014. Professional services totaled $260.0 million in 2014, accounted for approximately 69% of total services revenue and approximately 53% of total revenue. Our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue.

While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At December 31, 2014, our professional services organization totaled approximately 1,790 employees, accounting for 65% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Our CSSE revenues totaled $116.0 million in 2014, representing approximately 31% of services revenue and approximately 24% of total revenue, respectively. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; and (4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. CSSE renewal revenue is recognized over the renewal period and recognition is not initiated until payment is received from the customer.

Hardware and other revenue: Our hardware and other revenue totaled $44.5 million in 2014 representing 9.0% of total revenue with gross margins of 18.4%. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $18.9 million, $15.3 million, and $12.6 million for 2014, 2013, and 2012, respectively.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains. Our research and development expenses for the years ended December 31, 2014, 2013, and 2012 were $49.0 million, $44.5 million, and $44.7 million, respectively. At December 31, 2014, our R&D organization totaled approximately 660 employees, located in the U.S. and India.

We expect to continue to focus our R&D resources on the development and enhancement of supply chain software solutions. We offer what we believe to be the broadest solution portfolio in the supply chain solutions designed to manage supply chains, inventory, and omni-channel operations for retailers, wholesalers, manufacturers, logistics providers and other organizations.

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

Cash Flow and Financial Condition

For 2014, we generated cash flow from operating activities of $94.2 million and have generated a cumulative total of $258.8 million for the three years ended December 31, 2014. Our cash and investments at December 31, 2014 totaled $124.4 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and repurchases of common stock.

During 2014, we repurchased approximately $91.1 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors throughout the year.

In 2015, we anticipate that our priorities for use of cash will be in developing sales and services resources and continued investment in product development to drive and support profitable growth and extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2015 for general corporate purposes.

Full Year 2014 Financial Summary

●	Diluted earnings per share for the twelve months ended December 31, 2014 was $1.08, compared to $0.86 for the twelve months ended December 31, 2013;
●

Consolidated revenue for the twelve months ended December 31, 2014 was $492.1 million, compared to $414.5 million for the twelve months ended December 31, 2013. License revenue was $71.6 million for the twelve months ended December 31, 2014, compared to $62.4 million for the twelve months ended December 31, 2013;

●	Operating income was $127.1 million for the twelve months ended December 31, 2014, compared to $101.3 million for the twelve months ended December 31, 2013;
●	Operating margins for 2014 were 25.8% compared to operating margins of 24.4% in 2013;
●	Cash flow from operations totaled $94.2 million for the full year 2014 compared to $89.4 million in 2013;
●	Cash and investments on hand at December 31, 2014 was $124.4 million compared to $133.0 million at December 31, 2013;
●

During the twelve months ended December 31, 2014, the Company repurchased approximately 2.6 million shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $91.1 million; and

●	In January 2015, the Board of Directors approved raising the Company’s remaining share repurchase authority to $50 million of Manhattan Associates’ outstanding common stock.

Results of Operations

The following table summarizes selected Statement of Income data for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
				% Change vs. Prior Year
	2014	2013	2012	2014	2013
	(in thousands)
Revenue:
Software license	$71,583	$62,416	$61,494	15%	1%
Services	376,023	315,901	283,872	19%	11%
Hardware and other	44,498	36,201	30,882	23%	17%
Total revenue	492,104	414,518	376,248	19%	10%
Costs and expenses:
Cost of license	7,110	8,724	7,838	-19%	11%
Cost of services	169,140	142,236	128,686	19%	11%
Cost of hardware and other	36,328	30,191	25,213	20%	20%
Research and development	48,953	44,549	44,704	10%	0%
Sales and marketing	52,617	44,559	45,622	18%	-2%
General and administrative	44,455	37,147	38,474	20%	-3%
Depreciation and amortization	6,377	5,825	5,638	9%	3%
Total costs and expenses	364,980	313,231	296,175	17%	6%
Income from operations	$127,124	$101,287	$80,073	26%	26%
Operating margin	25.8%	24.4%	21.3%

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas region that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During 2014, 2013, and 2012, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Year Ended December 31,
				% Change vs. Prior Year
	2014	2013	2012	2014	2013
Revenue:	(in thousands)
Software license
Americas	$59,502	$49,574	$50,036	20%	-1%
EMEA	7,505	7,858	9,569	-4%	-18%
APAC	4,576	4,984	1,889	-8%	164%
Total software license	$71,583	$62,416	$61,494	15%	1%

Services
Americas	$301,025	$254,934	$228,673	18%	11%
EMEA	51,440	41,020	36,167	25%	13%
APAC	23,558	19,947	19,032	18%	5%
Total services	$376,023	$315,901	$283,872	19%	11%

Hardware and Other
Americas	$41,437	$33,836	$28,883	22%	17%
EMEA	1,910	1,536	1,402	24%	10%
APAC	1,151	829	597	39%	39%
Total hardware and other	$44,498	$36,201	$30,882	23%	17%

Total Revenue
Americas	$401,964	$338,344	$307,592	19%	10%
EMEA	60,855	50,414	47,138	21%	7%
APAC	29,285	25,760	21,518	14%	20%
Total revenue	$492,104	$414,518	$376,248	19%	10%

Operating income:
Americas	$101,936	$83,451	$65,517	22%	27%
EMEA	15,313	10,288	9,725	49%	6%
APAC	9,875	7,548	4,831	31%	56%
Total operating income	$127,124	$101,287	$80,073	26%	26%

The results of our operations for the years ended December 31, 2014, 2013, and 2012 are discussed below.

Revenue

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

	Year Ended December 31,
				% Change vs. Prior Year		% of Total Revenue
	2014	2013	2012	2014	2013	2014	2013	2012
	(in thousands)
Software license	$71,583	$62,416	$61,494	15%	1%	15%	15%	16%
Services	376,023	315,901	283,872	19%	11%	76%	76%	76%
Hardware and other	44,498	36,201	30,882	23%	17%	9%	9%	8%
Total revenue	$492,104	$414,518	$376,248	19%	10%	100%	100%	100%

License revenue

Year 2014 compared with year 2013

License revenue increased $9.2 million, or 15%, to $71.6 million in 2014 compared to 2013. We completed fifteen and fourteen large deals greater than $1.0 million in 2014 and 2013, respectively. Our Americas license revenue increased $9.9 million, while EMEA and APAC license revenue decreased $0.3 million and $0.4 million, respectively, over 2013.

The license sales percentage mix across our product suite in 2014 was approximately 55% warehouse management solutions and 45% non-warehouse management solutions. Our warehouse management solutions increased $0.7 million, or 2%, in 2014 compared to 2013 and non-warehouse management solutions increased $8.5 million, or 37%, in 2014 over 2013.

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

Services revenue

Year 2014 compared with year 2013

Services revenue increased $60.1 million, or 19%, in 2014 compared to 2013 due to a $49.2 million, or 23%, increase in professional services revenue and a $10.9 million, or 10%, increase in CSSE revenue. The Americas, EMEA, and APAC segments increased $46.1 million, $10.4 million, and $3.6 million, respectively, compared to 2013. The increase in services revenue is primarily due to customer-specific initiatives in conjunction with customer upgrade activity and license deals signed.

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

Hardware and other

Sales of hardware increased $4.7 million to $25.6 million in 2014 compared to $20.9 million in 2013. Sales of hardware increased $2.6 million to $20.9 million in 2013 compared to $18.3 million in 2012. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $18.9 million, $15.3 million, and $12.6 million for 2014, 2013, and 2012, respectively.

Cost of Revenue

	Year Ended December 31,
				% Change vs. Prior Year
	2014	2013	2012	2014	2013
	(in thousands)

Cost of software license	$7,110	$8,724	$7,838	-19%	11%
Cost of services	169,140	142,236	128,686	19%	11%
Cost of hardware and other	36,328	30,191	25,213	20%	20%
Total cost of revenue	$212,578	$181,151	$161,737	17%	12%

Cost of License

Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased by $1.6 million, or 19%, in 2014 compared to 2013 principally due to decreased cost of royalties and third party software license fees over the prior year.

Cost of Services

Year 2014 compared with year 2013

Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $26.9 million, or 19%, increase in cost of services in 2014 compared to 2013 was principally due to a $17.1 million increase in compensation, other personnel-related and travel expenses resulting from increased headcount in our services organization to support ongoing growth of the business and a $5.8 million increase in performance-based compensation expense. In addition, the increase partially resulted from increases in application software costs, temporary contracted personnel, and stock compensation expense.

Year 2013 compared with year 2012

Cost of services increased $13.6 million, or 11%, in 2013 compared to 2012 principally due to a $11.9 million increase in compensation and other personnel-related expenses resulting from increased headcount in our services organization and increased third-party software maintenance costs and internal computer system costs.

Cost of Hardware and other

In 2014, cost of hardware increased $2.6 million to $17.7 million from $15.1 million in 2013 on increased sales of hardware. In 2013, cost of hardware increased $2.3 million to $15.1 million from $12.8 million in 2012 on increased sales of hardware. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $18.6 million, $15.1 million, and $12.4 million for 2014, 2013, and 2012, respectively. Changes in amounts of out-of-pocket expenses correlate to changes in amounts of services revenue.

Operating Expenses

	Year Ended December 31,
				% Change vs. Prior Year
	2014	2013	2012	2014	2013
	(in thousands)

Research and development	$48,953	$44,549	$44,704	10%	0%
Sales and marketing	52,617	44,559	45,622	18%	-2%
General and administrative	44,455	37,147	38,474	20%	-3%
Depreciation and amortization	6,377	5,825	5,638	9%	3%
Operating expenses	$152,402	$132,080	$134,438	15%	-2%

Research and Development

Our principal research and development (R&D) activities during 2014, 2013, and 2012 focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in  Supply Chain, Inventory and Omni-Channel. The Manhattan Platform provides not only a sophisticated service oriented, architecture based framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions.

For the years ended December 31, 2014, 2013, and 2012, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Year 2014 compared with year 2013

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses in 2014 increased by $4.4 million, or 10%, compared to 2013. This increase is primarily due to an increase of $1.7 million in compensation and other personnel-related expenses and an increase of $1.6 million in performance-based bonus expense.

Year 2013 compared with year 2012

R&D expenses were essentially flat over prior year due to slightly lower headcount and favorable currency impact driven by a weakening of the Indian rupee against the US dollar.

Sales and Marketing

Year 2014 compared with year 2013

Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $8.1 million, or 18%, in 2014 compared to 2013. This increase was mainly attributable to the increase in performance-based compensation expense of $6.0 million, a $0.6 million increase in stock compensation expense, and a $0.7 million increase in compensation and other personnel-related expenses, including temporary contracted personnel.

Year 2013 compared with year 2012

Sales and marketing expenses decreased by $1.1 million, or 2%, in 2013 compared to 2012. The decrease was mainly attributable to a $1.2 million decrease in performance-based compensation and a decrease in stock compensation expense of $1.2 million partially offset by an increase in sales and marketing operating expenses of $1.6 million.

General and Administrative

Year 2014 compared with year 2013

General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased $7.3 million, or 20%, in 2014 primarily attributable to an increase of $1.5 million in compensation and other personnel-related expenses, an increase of $1.4 million in temporary contracted personnel, an increase of $0.7 million in performance-based bonus expense, and an increase of $0.7 million in stock compensation expense. The comparison to 2013 was also impacted by the $1.6 million reversal in 2013 of a previously expensed transaction tax resulting from the expiration of the tax audit statutes.

Year 2013 compared with year 2012

General and administrative expenses decreased $1.3 million, or 3%, in 2013 primarily attributable to a $1.6 million reversal of a previously expensed transaction tax resulting from the expiration of the tax audit statutes.

Depreciation and Amortization

Depreciation expense amounted to $6.2 million, $5.8 million, and $5.6 million 2014, 2013, and 2012, respectively. Amortization of intangibles was immaterial in 2014, 2013 and 2012. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions.

Operating Income

Operating income for the year ended December 31, 2014 increased $25.8 million to $127.1 million, compared to $101.3 million for the year ended December 31, 2013. Operating margins were 25.8% for 2014 versus 24.4% for 2013. Operating income and margin increased primarily due to strong revenue growth and expense management during the year. Operating income also benefitted over the prior year from favorable foreign currency translation of $1.2 million for the year ended December 31, 2014, primarily due to the weakening of the Indian Rupee versus the U.S. dollar during the year ended December 31, 2014. The increase was partially offset by a $1.6 million reversal in 2013 of a previously expensed transaction tax resulting from the expiration of the tax audit statutes. Operating income in the Americas, EMEA, and APAC segments increased by $18.5 million, $5.0 million, and $2.3 million, respectively in 2014.

Operating income for the year ended December 31, 2013 increased $21.2 million to $101.3 million, compared to $80.1 million for the year ended December 31, 2012. Operating margins were 24.4% for 2013 versus 21.3% for 2012. Operating income and margin for the year ended December 31, 2013 included a $1.6 million reversal of a previously expensed transaction tax resulting from the expiration of the tax audit statutes. Furthermore, operating income and margins increased due to strong revenue growth and expense management during the year. Operating income also benefitted over the prior year from favorable foreign currency translation effects of $1.9 million for the year ended December 31, 2013, primarily due to the weakening of the Indian Rupee versus the U.S. dollar during the year ended December 31, 2013. Operating income in the Americas, EMEA, and APAC segments increased by $17.9 million, $0.6 million, and $2.7 million, respectively in 2013.

Other Income and Income Taxes

	Year Ended December 31,
				% Change vs. Prior Year
	2014	2013	2012	2014	2013

Other income, net	$874	$1,822	$965	-52%	89%
Income tax provision	45,998	35,813	29,185	28%	23%

Other Income, net

Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Interest income was $1.3 million, $1.2 million and $1.1 million for the year ended December 31, 2014, 2013 and 2012, respectively. The weighted-average interest rate earned on cash and investments was approximately 1% for the years ended December 31, 2014, 2013 and 2012. We recorded a net foreign currency loss of $0.4 million in 2014, a net foreign currency gain of $0.7 million in 2013, and a net foreign currency loss of $0.1 million in 2012. The foreign currency gain and losses mainly resulted from gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee.

Income Tax Provision

Our effective income tax rates were 35.9%, 34.7%, and 36.0% in 2014, 2013, and 2012, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The effective tax rate in 2014 increased from 2013 mainly due to increases in state tax rates. Additionally, the 2013 tax year included the benefit of the reinstatement of the federal research and development tax credit for both the 2012 and 2013 tax years, partially offset by decreases in reserves for uncertain tax positions.

The effective tax rate in 2013 decreased from 2012 mainly due to the reinstatement of the federal research and development tax credit in January 2013 for the 2012 and 2013 tax years as well as reductions in valuation allowances for state tax credit carryforwards, partially offset by increases in foreign taxes and reserves for uncertain tax positions.

Liquidity and Capital Resources

During 2014, 2013, and 2012, we funded our business through cash generated from operations. Our cash and investments as of December 31, 2014 included $85.6 million held in the U.S. and $38.8 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate. However, our intent is to indefinitely reinvest these funds outside of the U.S. and we do not have a current cash requirement need to repatriate cash to the U.S.

Our cash flow from operating activities totaled $94.2 million, $89.4 million, and $75.3 million in 2014, 2013, and 2012, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for 2014 increased $4.8 million compared to 2013 primarily attributable to higher revenue and net earnings offset slightly by higher cash paid for income taxes. Cash flow from operating activities for 2013 increased $14.1 million compared to 2012 primarily attributable to higher revenue and net earnings. Days sales outstanding was 61 at both December 31, 2014 and 2013, and 60 at December 31, 2012, reflecting solid cash collections.

Our investing activities used cash of approximately $12.7 million, $7.8 million, and $7.0 million in 2014, 2013, and 2012, respectively. The use of cash for investing activities for the year ended December 31, 2014 was for capital expenditures of approximately $9.4 million, $2.8 million payment in connection with the asset acquisition of Global Bay Mobile Technologies discussed in note 8 to the consolidated financial statements, and net purchases of $0.5 million in investments. The use of cash for investing activities for the year ended December 31, 2013 was for capital expenditures of approximately $4.7 million and net purchases of $3.1 million in investments. The use of cash for investing activities for the year ended December 31, 2012 was $7.9 million in capital expenditures partially offset by the net maturities of $0.9 million in investments.

Our financing activities used cash of approximately $89.1 million, $51.8 million, and $63.5 million in 2014, 2013, and 2012, respectively. The principal use of cash for financing activities for the year ended December 31, 2014 was to purchase approximately $99.2 million of our common stock, including $8.1 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $1.6 million and a $8.6 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. The principal use of cash for financing activities for the year ended December 31, 2013 was to purchase approximately $64.2 million of our common stock, including $5.0 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $5.8 million and a $6.6 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. The principal use of cash for financing activities for the year ended December 31, 2012 was to purchase approximately $103.2 million of our common stock, including $3.5 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $32.1 million and a $7.5 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. In January 2015, our Board of Directors increased our remaining share repurchase authority to a total of $50 million.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In 2015, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements in 2015 for general corporate purposes.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued guidance codified in Accounting Standard Codification (ASC) No. 606, Revenue Recognition – Revenue from Contracts with Customers, which will replace substantially all current revenue recognition guidance once it becomes effective. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other standards. The new standard is less prescriptive and may require software entities to use more judgment and estimates in the revenue recognition process than are required under existing revenue guidance. This guidance is effective for annual and interim periods beginning after December 15, 2016, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of the provisions of ASC 606 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of December 31, 2014 consist of obligations under operating leases. We expect to fulfill all of the following commitments from our working capital. We have no off-balance sheet arrangements within the meaning of SEC rules.

Lease Commitments

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025. Rent expense for these leases aggregated $6.3 million, $5.9 million, and $5.8 million during 2014, 2013, and 2012, respectively.

The following table summarizes our contractual commitments as of December 31, 2014 (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Operating Lease Obligations	$54,277	$5,769	$5,942	$6,154	$5,502	$4,743	$26,167

Indemnities

Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2014.

Warranties

In general, in our customer contracts we warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2014.

Application of Critical Accounting Policies and Estimates

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. We believe that estimates, judgments, and assumptions upon which we rely are reasonable based on information available to us at the time that these estimates, judgments, and assumptions are made. To the extent there are material differences between those estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions are: Revenue Recognition, Allowance for Doubtful Accounts, Valuation of Goodwill, and Accounting for Income Taxes.

Revenue Recognition

The Company’s revenue consists of fees from the licensing and hosting of software (collectively included in “Software license” revenue in the Consolidated Statements of Income), fees from implementation and training services (collectively, “professional services”) and customer support services and software enhancements (collectively with professional services revenue included in “Services” revenue in the Consolidated Statements of Income), and sales of hardware and other revenue, which consists of reimbursements of out-of-pocket expenses incurred in connection with our professional services (collectively included in “Hardware and other” revenue in the Consolidated Statements of Income). All revenue is recognized net of any related sales taxes.

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

Payment terms for the Company’s software licenses vary. Each contract is evaluated individually to determine whether the fees in the contract are fixed or determinable and whether collectability is probable. Judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience, and economic market conditions. If market conditions decline, or if the financial conditions of customers deteriorate, the Company may be unable to determine that collectability is probable, and the Company could be required to defer the recognition of revenue until the Company receives customer payments. The Company has an established history of collecting under the terms of its software license contracts without providing refunds or concessions to its customers. Therefore, the Company has determined that the presence of payment terms that extend beyond contract execution in a particular contract do not preclude the conclusion that the fees in the contract are fixed or determinable. Although infrequent, when payment terms in a contract extend beyond our standard terms or twelve months, the Company has determined that such fees are not fixed or determinable and recognizes revenue as payments become due provided that all other conditions for revenue recognition have been met.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the ASC, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $18.9 million, $15.3 million, and $12.6 million for 2014, 2013, and 2012, respectively.

Accounting for Income Taxes

We provide for the effect of income taxes on our financial position and results of operations in accordance with the Income Taxes Topic of the ASC. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments, and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset.

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

Foreign Business

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, France, Australia, China, Japan, Singapore, and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized a foreign exchange loss of $0.4 million in 2014, a foreign exchange gain of $0.7 million in 2013, and a foreign exchange loss of $0.1 million in 2012. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2014 relative to the U.S. dollar would result in a change of approximately $0.1 million in the reported foreign currency gain. A fluctuation of 10% in the period end exchange rates at December 31, 2013 relative to the U.S. dollar would result in a change of approximately $0.5 million in the reported foreign currency gain.

Interest Rates

We currently invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate obligations in money market funds and certificates of deposit. These investments are mainly denominated in U.S. dollars. Cash balances in foreign currencies overseas, except for India, are derived from business operations. India operations are funded by the U.S. At December 31, 2014, our cash, cash equivalents, and investment balances totaled $124.4 million, of which $115.7 million is highly liquid. The remaining $8.7 million balance is invested in short-term certificates of deposit. Our cash equivalents balance at December 31, 2014 was $39.0 million. Cash equivalents principally consist of highly-liquid money market funds and certificates of deposit with maturities of less than three months when purchased.

Investments in both fixed rate and floating rate interest-earning instruments carry interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash and investment securities was approximately 1% for the years ended December 31, 2014 and 2013. The fair value of cash equivalents and investments held at December 31, 2014 and 2013 was $47.7 million and $44.8 million, respectively. Based on the average investments outstanding during 2014 and 2013, increases or decreases in the rates of return of 25 basis points would result in increases or decreases to interest income of approximately $0.3 million for both years from the reported interest income.

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

As of the end of the Company’s 2014 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2014, has audited the Company’s internal control over financial reporting as of December 31, 2014 and has issued a report regarding the Company’s internal control over financial reporting appearing on page 41, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer

February 5, 2015

/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer, and Treasurer

February 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Manhattan Associates, Inc. and Subsidiaries

We have audited Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Manhattan Associates, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Manhattan Associates, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2014 of Manhattan Associates, Inc. and subsidiaries, and our report dated February 5, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders

Manhattan Associates, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Associates, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 5, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 5, 2015

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012

Revenue:
Software license	$71,583	$62,416	$61,494
Services	376,023	315,901	283,872
Hardware and other	44,498	36,201	30,882
Total revenue	492,104	414,518	376,248
Costs and expenses:
Cost of license	7,110	8,724	7,838
Cost of services	169,140	142,236	128,686
Cost of hardware and other	36,328	30,191	25,213
Research and development	48,953	44,549	44,704
Sales and marketing	52,617	44,559	45,622
General and administrative	44,455	37,147	38,474
Depreciation and amortization	6,377	5,825	5,638
Total costs and expenses	364,980	313,231	296,175
Operating income	127,124	101,287	80,073
Interest income	1,268	1,167	1,062
Other (loss) income, net	(394)	655	(97)
Income before income taxes	127,998	103,109	81,038
Income tax provision	45,998	35,813	29,185
Net income	$82,000	$67,296	$51,853

Basic earnings per share	$1.09	$0.88	$0.66
Diluted earnings per share	$1.08	$0.86	$0.64

Weighted average number of shares:
Basic	74,995	76,664	78,640
Diluted	75,841	77,932	81,084

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$82,000	$67,296	$51,853
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,241)	(3,079)	318
Unrealized gain on investments, net of taxes of $0, $0, and $53 in 2014, 2013 and 2012, respectively	-	-	92
Other comprehensive (loss) income	(2,241)	(3,079)	410
Comprehensive income	$79,759	$64,217	$52,263

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$115,708	$124,375
Short-term investments	8,730	8,581
Accounts receivable, net of allowance of $4,164 and $3,156 in 2014 and 2013, respectively	86,828	71,136
Deferred income taxes	9,900	7,300
Prepaid expenses	7,282	6,345
Other current assets	1,413	1,001
Total current assets	229,861	218,738

Property and equipment, net	17,265	14,342
Goodwill, net	62,250	62,272
Deferred income taxes	270	427
Other assets	8,524	2,049
Total assets	$318,170	$297,828

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,483	$11,555
Accrued compensation and benefits	30,889	19,465
Accrued and other liabilities	12,501	12,225
Deferred revenue	58,968	53,812
Income taxes payable	7,974	7,131
Total current liabilities	122,815	104,188

Deferred rent, long-term	4,965	4,722
Deferred income taxes	3,960	3,176
Other non-current liabilities	4,407	4,156

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2014 and 2013	-	-
Common stock, $.01 par value; 200,000,000 shares and 100,000,000 shares authorized at December 31, 2014 and December 31, 2013, respectively; 74,104,064 and 76,374,180 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	741	764
Retained earnings	191,305	188,604
Accumulated other comprehensive loss	(10,023)	(7,782)
Total shareholders' equity	182,023	181,586
Total liabilities and shareholders' equity	$318,170	$297,828

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Operating activities:
Net income	$82,000	$67,296	$51,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,377	5,825	5,638
Equity-based compensation	9,671	7,325	8,338
(Gain) loss on disposal of equipment	(13)	31	(46)
Tax benefit of stock awards exercised/vested	8,640	6,980	9,901
Excess tax benefits from equity-based compensation	(8,562)	(6,637)	(7,531)
Deferred income taxes	(1,705)	3,165	5,388
Unrealized foreign currency (gain) loss	(624)	205	427
Changes in operating assets and liabilities:
Accounts receivable, net	(16,758)	(9,174)	(5,446)
Other assets	(5,198)	697	281
Accounts payable, accrued and other liabilities	13,519	3,164	(162)
Income taxes	338	4,500	8,831
Deferred revenue	6,477	6,010	(2,201)
Net cash provided by operating activities	94,162	89,387	75,271

Investing activities:
Purchases of property and equipment	(9,415)	(4,740)	(7,873)
Purchases of short-term investments	(14,644)	(14,751)	(7,582)
Maturities of short-term investments	14,165	11,686	7,446
Payment in connection with acquisition	(2,773)	-	-
Sales of long-term investments	-	-	1,000
Net cash used in investing activities	(12,667)	(7,805)	(7,009)

Financing activities:
Purchase of common stock	(99,204)	(64,199)	(103,155)
Proceeds from issuance of common stock from options exercised	1,571	5,754	32,082
Excess tax benefits from equity-based compensation	8,562	6,637	7,531
Net cash used in financing activities	(89,071)	(51,808)	(63,542)

Foreign currency impact on cash	(1,091)	(2,136)	(163)

Net change in cash and cash equivalents	(8,667)	27,638	4,557
Cash and cash equivalents at beginning of period	124,375	96,737	92,180
Cash and cash equivalents at end of period	$115,708	$124,375	$96,737

Supplemental disclosures of cash flow information:
Cash paid for taxes	$38,674	$21,191	$6,277

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2011	81,663,784	$817	$-	$166,376	$(5,113)	$162,080
Repurchase of common stock	(8,090,956)	(81)	(50,272)	(52,802)	-	(103,155)
Stock option exercises	5,010,536	49	32,033	-	-	32,082
Restricted stock units issuance/shares cancelation	(99,496)	-	-	-	-	-
Equity-based compensation	-	-	8,338	-	-	8,338
Tax effects of equity-based compensation	-	-	9,901	-	-	9,901
Foreign currency translation adjustment	-	-	-	-	318	318
Unrealized loss on investments	-	-	-	-	92	92
Net income	-	-	-	51,853	-	51,853
Balance, December 31, 2012	78,483,868	785	-	165,427	(4,703)	161,509
Repurchase of common stock	(3,132,276)	(32)	(20,048)	(44,119)	-	(64,199)
Stock option exercises	1,014,956	11	5,743	-	-	5,754
Restricted stock units issuance/shares cancelation	7,632	-	-	-	-	-
Equity-based compensation	-	-	7,325	-	-	7,325
Tax effects of equity-based compensation	-	-	6,980	-	-	6,980
Foreign currency translation adjustment	-	-	-	-	(3,079)	(3,079)
Net income	-	-	-	67,296	-	67,296
Balance, December 31, 2013	76,374,180	764	-	188,604	(7,782)	181,586
Repurchase of common stock	(2,868,630)	(29)	(19,876)	(79,299)	-	(99,204)
Stock option exercises	286,456	3	1,568	-	-	1,571
Restricted stock units issuance/shares cancelation	312,058	3	(3)	-	-	-
Equity-based compensation	-	-	9,671	-	-	9,671
Tax effects of equity-based compensation	-	-	8,640	-	-	8,640
Foreign currency translation adjustment	-	-	-	-	(2,241)	(2,241)
Net income	-	-	-	82,000	-	82,000
Balance, December 31, 2014	74,104,064	$741	$-	$191,305	$(10,023)	$182,023

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

New Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers, which will replace substantially all current revenue recognition guidance once it becomes effective. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other standards. The new standard is less prescriptive and may require software entities to use more judgment and estimates in the revenue recognition process than are required under existing revenue guidance. This guidance is effective for annual and interim periods beginning after December 15, 2016, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of the provisions of ASC 606 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

The Company’s sales are primarily to companies located in the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2014 for the Americas, EMEA, and APAC companies were $69.2 million, $13.5 million, and $4.1 million, respectively. Accounts receivable, net as of December 31, 2013 for the Americas, EMEA, and APAC companies were $57.0 million, $9.9 million, and $4.2 million, respectively. The Company’s top five customers in aggregate accounted for 10%, 11%, and 12% of total revenue recognized for each of the years ended December 31, 2014, 2013, and 2012, respectively. No single customer accounted for more than 10% of revenue in the years ended December 31, 2014, 2013, and 2012 or for more than 10% of accounts receivable as of December 31, 2014 and 2013.

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

●	Level 1–Quoted prices in active markets for identical instruments.
●

Level 2–Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

●	Level 3–Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

At December 31, 2014, the Company’s cash, cash equivalents, and short-term investments balances were $76.7 million, $39.0 million, and $8.7 million, respectively. Cash equivalents consist of highly liquid money market funds and certificates of deposit.

Short-term investments consist of certificates of deposit. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At December 31, 2014, the Company has $30.4 million in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Consolidated Balance Sheet. The Company has no long-term investments or investments classified as Level 2 or Level 3.

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

The Company’s international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. In addition, we have a large development center in Bangalore, India, that does not have a natural in-market revenue hedge to mitigate currency risk to our operating expense in India. Fluctuations in the value of other currencies, particularly the Indian rupee, could significantly affect our revenues, expenses, operating profit and net income. The Company recognized a foreign exchange loss of $0.4 million in 2014, a foreign exchange rate gain of $0.7 million in 2013, and a foreign exchange rate loss of $0.1 million in 2012. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” on the Consolidated Statements of Income.

Revenue Recognition

The Company’s revenue consists of fees from the licensing and hosting of software (collectively included in “Software license” revenue in the Consolidated Statements of Income), fees from implementation and training services (collectively, “professional services”) and customer support services and software enhancements (collectively with professional services revenue included in “Services” revenue in the Consolidated Statements of Income), and sales of hardware and other revenue, which consists of reimbursements of out-of-pocket expenses incurred in connection with our professional services (collectively included in “Hardware and other” revenue in the Consolidated Statements of Income). All revenue is recognized net of any related sales taxes.

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

Payment terms for the Company’s software licenses vary. Each contract is evaluated individually to determine whether the fees in the contract are fixed or determinable and whether collectability is probable. Judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience, and economic market conditions. If market conditions decline, or if the financial conditions of customers deteriorate, the Company may be unable to determine that collectability is probable, and the Company could be required to defer the recognition of revenue until the Company receives customer payments. The Company has an established history of collecting under the terms of its software license contracts without providing refunds or concessions to its customers. Therefore, the Company has determined that the presence of payment terms that extend beyond contract execution in a particular contract do not preclude the conclusion that the fees in the contract are fixed or determinable. Although infrequent, when payment terms in a contract extend beyond our standard terms or twelve months, the Company has determined that such fees are not fixed or determinable and recognizes revenue as payments become due provided that all other conditions for revenue recognition have been met.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $18.9 million, $15.3 million, and $12.6 million for 2014, 2013, and 2012, respectively.

Deferred Revenue

Deferred revenue represents amounts collected prior to having completed performance of professional services, customer support services and software enhancements, and significant remaining obligations under license agreements. The Company generally expects to complete such services or obligations within the next twelve months.

Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2014 or 2013.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations were $4.8 million, $2.9 million, and $4.3 million for 2014, 2013, and 2012, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the creditworthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Property and Equipment

Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, internal use software, and leasehold improvements. The Company depreciates the cost of furniture, computers, other office equipment, and internal use software on a straight-line basis over their estimated useful lives (three to five years for computer software, five years for office equipment, seven years for furniture and fixtures). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation and amortization expense for property and equipment for the years ended December 31, 2014, 2013, and 2012 was approximately $6.4 million, $5.8 million, and $5.6 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Income.

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2014	2013
Office equipment	$32,916	$29,767
Computer software	17,351	16,485
Furniture and fixtures	3,022	2,707
Leasehold improvement	15,191	15,313
Property, plan and equipment, gross	68,480	64,272
Less accumulated depreciation and amortization	(51,215)	(49,930)
Property, plan and equipment, net	$17,265	$14,342

Software Development Costs

Research and development expenses are charged to expense as incurred. For the years ended December 31, 2014, 2013, and 2012, the Company did not capitalize any internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers have been insignificant.

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

Impairment of Long-Lived Assets

The Company reviews the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2014, 2013, and 2012, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.

The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

Goodwill and Impairment of Goodwill

Goodwill

Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. The Company does not amortize goodwill, but instead tests goodwill for impairment on at least an annual basis. Goodwill was $62.3 million at the end of each year ended December 31, 2014 and 2013. Approximately $36.0 million of the gross Goodwill balance is deductible for income tax purposes. To date, there have been no goodwill impairments.

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

The Company applied the simplified goodwill impairment test for the fiscal year ended December 31, 2014, that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is not more likely than not that the unit’s fair value is less than its carrying amount. To the extent the Company concludes it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The Company did not identify any macroeconomic or industry conditions as of December 31, 2014, that would indicate the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate it is more likely than not that the fair value of any reporting units have fallen below their carrying value, the Company would test such reporting unit for impairment. The Company performed its periodic review of its goodwill for impairment as of December 31, 2014, and 2013, and did not identify any impairment as a result of the review.

Guarantees and Indemnities

The Company accounts for guarantees in accordance with the guarantee accounting topic in the FASB Codification. Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2014, or 2013.

In general, in our customer contracts, the Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. As a result, the Company believes the estimated fair value of these agreements is nominal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2014, and 2013.

Segment Information

The Company has three reporting segments: Americas, EMEA, and APAC as defined by FASB Codification topic for segment reporting. See Note 7 for discussion of the Company’s reporting segments.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $168,000, $154,000, and $95,000 in 2014, 2013, and 2012, respectively. Advertising costs are included in “Sales and marketing” in the Consolidated Statements of Income.

Basic and Diluted Net Income Per Share

Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.

Diluted net income per share is computed using net income divided by Weighted Shares and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 2014, 2013, and 2012 (in thousands, except per share data – stock split adjusted):

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net income	$82,000	$67,296	$51,853
Earnings per share:
Basic	$1.09	$0.88	$0.66
Effect of CESs	(0.01)	(0.02)	(0.02)
Diluted	$1.08	$0.86	$0.64

Weighted average number of shares:
Basic	74,995	76,664	78,640
Effect of CESs	846	1,268	2,444
Diluted	75,841	77,932	81,084

There were no anti-dilutive CESs in 2014, 2013 and 2012. See Note 2 for further information on those securities.

Accumulated Other Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity. The entire accumulated other comprehensive income balance as of December 31, 2014 and 2013 represents foreign currency translation adjustments.

2. Equity-Based Compensation

Equity Based Compensation Plans

As discussed in Note 1, on December 19, 2013, the Board of Directors of the Company approved a four-for-one stock split of the Company’s common stock, effected in the form of a stock dividend. All references to stock award data have been restated to reflect the effect of the stock split for all periods presented.

In May 2007, the Manhattan Associates, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) was approved by the shareholders of the Company and subsequently amended in May 2009 and May 2011. The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights. Vesting conditions can be service-based or performance-based, or a combination of both.

As amended, a maximum of 30,000,000 shares are available for grant under the 2007 Plan. Each stock option or stock appreciation right granted is counted against the maximum share limitation as one share, and each share of restricted stock or restricted stock unit granted (including those that are service based or performance based) counts against the maximum share limitation as two shares. Options and stock appreciation rights cannot have a term exceeding seven years. As of December 31, 2014, there were 12,936,372 shares available for issuance under the amended 2007 Plan. The 2007 Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to interpret the provisions thereof.

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

Stock Option Awards

The Company recorded equity-based compensation related to stock options granted prior to 2011 of $0.2 million and $0.6 million during the years ended December 31, 2013 and 2012, respectively. No amounts were recorded for equity-based compensation expense related to stock options during the year ended December 31, 2014 as all stock options vested prior to 2014. The Company does not currently grant stock options. A summary of changes in outstanding options for the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	444,420	$5.23
Exercised	(286,456)	$5.48
Forfeited and expired	(4,200)	$4.63
Outstanding at December 31, 2014	153,764	$4.78	1.2	$5,526

Vested or expected to vest at December 31, 2014	153,764	$4.78	1.2	$5,526
Exercisable at December 31, 2014	153,764	$4.78	1.2	$5,526

No stock options were granted in 2012, 2013 or 2014.

As of December 31, 2014, there is no unrecognized compensation cost related to unvested stock option awards. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 based on market value at the exercise dates was $8.9 million, $13.9 million, and $31.2 million, respectively.

Restricted Stock and RSU Awards

A summary of changes in unvested shares/units of restricted stock for the year ended December 31, 2014 are as follows:

	Number of Shares/Units	Grant Date Fair Value
Outstanding at January 1, 2014	1,777,384	$11.74
Granted	392,386	32.43
Vested	(733,094)	9.98
Forfeited	(90,614)	16.31
Outstanding at December 31, 2014	1,346,062	$18.43

The Company recorded equity-based compensation related to restricted stock and RSUs of $9.7 million, $7.1 million, and $7.7 million during the years ended December 31, 2014, 2013, and 2012, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2014, 2013, and 2012, based on market value at the vesting dates was $23.9 million, $26.8 million, and $15.2 million, respectively. As of December 31, 2014, unrecognized compensation cost related to unvested restricted stock awards totaled $12.9 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

Included in the RSU grants for the year ended December 31, 2014, are 148,916 units that have performance-based vesting criteria. As noted above, the performance criteria are tied to the Company’s 2014 financial performance. As of December 31, 2014, the performance criteria for the fiscal year were met and the associated equity-based compensation expense has been recognized for the portion of the award attributable to 2014 services.

3. Income Taxes

The Company is subject to future federal, state, and foreign income taxes and has recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2014 and 2013. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Accounts receivable	$1,308	$1,010
Accrued liabilities	8,481	5,780
Equity-based compensation	3,471	2,948
Capitalized costs	1,428	2,106
Accrued sales taxes	181	181
Deferred rent	2,238	2,140
State tax credits	3,848	4,018
Foreign subsidiary net operating losses	1,094	1,770
Tax credits - foreign	-	210
Valuation allowance	(5,071)	(6,188)
Other	449	560
	$17,427	$14,535
Deferred tax liabilities:
Intangible assets	9,264	7,806
Depreciation	1,953	2,178
	11,217	9,984
Net deferred tax assets	$6,210	$4,551

The components of income from domestic and foreign operations before income tax expense for the years ended December 31, 2014, 2013, and 2012, are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$118,448	$94,336	$75,731
Foreign	9,550	8,773	5,307
Total	$127,998	$103,109	$81,038

The components of the income tax provision for the years ended December 31, 2014, 2013, and 2012, are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$37,076	$25,682	$20,150
State	5,593	3,292	1,835
Foreign	5,034	3,674	1,702
	47,703	32,648	23,687
Deferred:
Federal	(1,490)	2,877	4,670
State	(375)	(341)	232
Foreign	160	629	596
	(1,705)	3,165	5,498
Total	$45,998	$35,813	$29,185

The income tax benefits related to the exercise of stock options were approximately $3.1 million, $4.8 million, and $11.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

As a result of losses in foreign locations, the Company has net operating loss carry-forwards (“NOLs”) of approximately $3.9 million available to offset future income. Approximately $3.4 million of the NOLs expire in 2015 to 2020, and the remainder does not expire. The Company has established a valuation allowance for substantially all of these NOLs because the ability to utilize them is not more likely than not.

The Company has tax credit carry-forwards of approximately $5.9 million available to offset future state tax. These tax credit carry-forwards expire in 2017 to 2024. These credits represent a deferred tax asset of $3.8 million after consideration of the federal benefit of state tax deductions. A valuation allowance of $2.7 million has been established for these credits because the ability to use them is not more likely than not.

Deferred taxes are not provided for temporary differences of approximately $35.7 million, $31.4 million, and $29.5 million as of December 31, 2014, 2013, and 2012, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is impractical to calculate the tax impact until such repatriation occurs.

The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income tax, net of federal benefit	2.7	2.0	1.8
State credit carryforwards	0.1	(0.9)	(0.1)
U.S. federal R&D tax credit	(0.9)	(2.0)	-
Foreign operations	(0.4)	(0.4)	-
Tax exempt income	-	-	-
Tax contingencies	(0.4)	1.2	-
Other permanent differences	0.1	(0.5)	(0.7)
Change in valuation allowance	(0.3)	0.3	-
Income taxes	35.9%	34.7%	36.0%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	December 31,
	2014	2013	2012

Unrecognized tax benefits at January 1,	$(5,122)	$(3,375)	$(3,466)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	(18)	(804)	(94)
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	508	61	87
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	(481)	(1,460)	(142)
Amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	-	-	-
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	658	456	240
Unrecognized tax benefits at December 31,	$(4,455)	$(5,122)	$(3,375)

The Company’s unrecognized tax benefits totaled $4.5 million and $5.1 million as of December 31, 2014 and 2013, respectively. Included in these amounts are unrecognized tax benefits totaling $2.8 million and $3.1 million as of December 31, 2014 and 2013, respectively, which, if recognized, would affect the effective tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. For the years ended December 31, 2014, 2013, and 2012, the Company recognized $0.1 million, $0.2 million, and $0.2 million, respectively, of expense for the potential payment of interest and penalties. Accrued interest and penalties were $0.8 million and $0.7 million for the years ended December 31, 2014, and 2013. The Company conducts business globally and, as a result, files income tax returns in the United State federal jurisdiction and in many state and foreign jurisdictions. The Company is generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2010. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2015, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $0.1 million.

4. Shareholders’ Equity

During 2014, 2013, and 2012, the Company purchased 2,620,118, 2,831,520, and 7,779,312 shares of the Company’s common stock for approximately $91.1 million, $59.2 million, and $99.7 million, respectively, through open market transactions as part of a publicly-announced share repurchase program. In January 2015, the Board of Directors increased the remaining share repurchase authority to $50 million.

5. Commitments and Contingencies

Leases

Rents charged to expense were approximately $6.3 million, $5.9 million, and $5.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. In August 2012, the Company amended its Atlanta headquarters lease to obtain additional space and received reimbursement of $0.2 million from the landlord for leasehold improvements as part of the agreement. The entire cash rent obligation is being amortized to expense on a straight line basis over the lease term.

Aggregate future minimum lease payments under noncancellable operating leases as of December 31, 2014 are as follows (in thousands):

Year Ending December 31,
2015	$5,769
2016	5,942
2017	6,154
2018	5,502
2019	4,743
Thereafter	26,167
Total minimum payments required	$54,277

There are no future minimum lease payments under capital leases as of December 31, 2014.

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

6. Employee Benefit Plan

The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $17,500, as defined, to the 401(k) Plan. The Internal Revenue Service raised the eligible compensation limit to $260,000 for 2014. Since 2012, the Company has provided a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the years ended December 31, 2014, 2013 and 2012, the Company made matching contributions to the 401(k) Plan of $3.1 million, $2.7 million, and $2.4 million, respectively.

7. Reporting Segments

The Company manages the business by three geographic reportable segments: the Americas, EMEA, and APAC. All segments derive revenue from the sale and implementation of the Company’s supply chain execution and planning solutions. The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain. The Company uses the same accounting policies for each reporting segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each region.

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reporting segments. The royalties, which totaled $3.0 million, $3.2 million, and $2.9 million in 2014, 2013, and 2012, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas’ costs are all research and development costs including the costs associated with the Company’s India operations.

Amortization expense on intangible assets in 2014, 2013 and 2012 was immaterial.

In accordance with the segment reporting topic of the FASB Codification, the Company has included a summary of financial information by reportable segment. The following table presents the revenues, expenses, and operating income by reportable segment for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Year Ended December 31,
	2014				2013
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$59,502	$7,505	$4,576	$71,583	$49,574	$7,858	$4,984	$62,416
Services	301,025	51,440	23,558	376,023	254,934	41,020	19,947	315,901
Hardware and other	41,437	1,910	1,151	44,498	33,836	1,536	829	36,201
Total revenue	401,964	60,855	29,285	492,104	338,344	50,414	25,760	414,518

Costs and Expenses:
Cost of revenue	167,631	30,694	14,253	212,578	142,006	26,111	13,034	181,151
Operating expenses	126,570	14,557	4,898	146,025	107,639	13,707	4,909	126,255
Depreciation and amortization	5,827	291	259	6,377	5,248	308	269	5,825
Total costs and expenses	300,028	45,542	19,410	364,980	254,893	40,126	18,212	313,231
Operating income	$101,936	$15,313	$9,875	$127,124	$83,451	$10,288	$7,548	$101,287

	Year Ended December 31, 2012
	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$50,036	$9,569	$1,889	$61,494
Services	228,673	36,167	19,032	283,872
Hardware and other	28,883	1,402	597	30,882
Total revenue	307,592	47,138	21,518	376,248

Costs and Expenses:
Cost of revenue	126,342	23,998	11,397	161,737
Operating expenses	110,575	13,153	5,072	128,800
Depreciation and amortization	5,158	262	218	5,638
Total costs and expenses	242,075	37,413	16,687	296,175
Operating income	$65,517	$9,725	$4,831	$80,073

The following table presents the goodwill, long-lived assets, and total assets by reporting segment as of December 31, 2014 and 2013 (in thousands):

	As of December 31, 2014				As of December 31, 2013
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill, net	$54,766	$5,521	$1,963	$62,250	$54,766	$5,543	$1,963	$62,272
Long lived assets	22,411	2,467	911	25,789	14,885	752	754	16,391
Total assets	284,304	24,117	9,749	318,170	267,778	20,556	9,494	297,828

For the years ended December 31, 2014, 2013, and 2012, we derived revenue from sales to customers outside the United State of approximately $134.6 million, $110.8 million, and $104.4 million, respectively. Our remaining revenue was derived from domestic sales.

License revenues related to our warehouse and non-warehouse product groups for the years ended December 31, 2014, 2013, and 2012, are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Warehouse	$40,084	$39,409	$40,068
Non-Warehouse	31,499	23,007	21,426
Total software license revenue	$71,583	$62,416	$61,494

Our services revenue consists of fees generated from professional services, customer support services and software enhancements related to our software products for the years ended December 31, 2014, 2013, and 2012, are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Professional services	$260,058	$210,823	$185,242
Customer support and software enhancements	115,965	105,078	98,630
Total services revenue	$376,023	$315,901	$283,872

8. Acquisition

On August 11, 2014, the Company acquired substantially all of the assets of Global Bay Mobile Technologies, Inc. for approximately $2.8 million to extend our market leading omni-channel Inventory and Order Management solutions by enabling in store sales and clienteling capabilities. The purchase price does not represent a material amount to the Company’s consolidated financial position or results of operations. The entire purchase price was allocated to acquired intangible assets.

9. Subsequent Events

The Company evaluated all subsequent events that occurred after the date of the accompanying financial statements and determined that there were no events or transactions during this subsequent event reporting period which require recognition or disclosure in the Company’s financial statements.

10. Quarterly Results of Operations (Unaudited)

Following is the quarterly results of operations of the Company for the years ended December 31, 2014 and 2013. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements. As discussed in Note 1, on December 19, 2013, the Board of Directors of the Company approved a four-for-one stock split of the Company’s Common Stock, effected in the form of a stock dividend. All references made to share or per share amounts have been restated to reflect the effect of the stock split.

	Quarter Ended
	March 31, 2013	June 30, 2013	Sep 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014	Sep 30, 2014	Dec 31, 2014
	(In thousands, except per share data)
Statements of Income Data:
Revenue:
Software license	$14,245	$16,136	$14,768	$17,267	$17,107	$17,989	$16,945	$19,542
Services	74,887	78,203	85,025	77,786	86,913	93,519	98,518	97,073
Hardware and other	7,469	8,177	8,009	12,546	9,543	11,022	10,145	13,788
Total revenue	96,601	102,516	107,802	107,599	113,563	122,530	125,608	130,403
Costs and expenses:
Cost of license	1,778	1,937	2,445	2,564	1,613	1,848	1,679	1,970
Cost of services	35,046	35,058	35,835	36,297	38,460	41,457	43,689	45,534
Cost of hardware and other	6,214	7,023	6,812	10,142	7,479	9,265	8,496	11,088
Research and development	11,476	11,032	10,906	11,135	11,803	11,867	12,236	13,047
Sales and marketing	11,434	11,888	9,863	11,374	12,020	12,848	11,476	16,273
General and administrative	9,508	7,932	9,755	9,952	10,649	11,256	10,856	11,694
Depreciation and amortization	1,484	1,459	1,414	1,468	1,488	1,489	1,675	1,725
Total costs and expenses	76,940	76,329	77,030	82,932	83,512	90,030	90,107	101,331
Operating income	19,661	26,187	30,772	24,667	30,051	32,500	35,501	29,072
Other income (loss), net	151	1,243	546	(118)	(233)	312	(55)	850
Income before income taxes	19,812	27,430	31,318	24,549	29,818	32,812	35,446	29,922
Income tax provision	6,457	10,023	11,630	7,703	11,106	12,218	13,106	9,568
Net income	$13,355	$17,407	$19,688	$16,846	$18,712	$20,594	$22,340	$20,354
Basic earnings per share	$0.17	$0.23	$0.26	$0.22	$0.25	$0.27	$0.30	$0.27
Diluted earnings per share	$0.17	$0.22	$0.25	$0.22	$0.24	$0.27	$0.30	$0.27
Shares used in computing basic earnings per share	77,308	76,888	76,452	76,032	75,817	75,274	74,687	74,223
Shares used in computing diluted earnings per share	78,740	78,036	77,552	77,256	76,795	76,037	75,466	75,034

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, and the report of Ernst & Young LLP on the effectiveness of the Company’s internal control over financial reporting are contained on pages 43 and 44 of this report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 13, 2015, under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Committees.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 13, 2015, under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 13, 2015, under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 13, 2015, under the captions “Related Party Transactions” and “Election of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 13, 2015, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1.	Financial Statements.

The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

2.	Financial Statement Schedule.

The following financial statement schedule is filed as a part of this report:

SCHEDULE II

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Classification:	Balance at Beginning of Period	Additions Charged to Operations	Net Deductions		Balance at End of Period
Allowance for Doubtful Accounts
For the year ended:
December 31, 2012	$4,816,000	$4,294,000	$2,875,000	(a)	$6,235,000
December 31, 2013	$6,235,000	$2,901,000	$5,980,000	(a)	$3,156,000
December 31, 2014	$3,156,000	$4,778,000	$3,770,000	(a)	$4,164,000

Deferred Tax Asset Valuation Allowance
For the year ended:
December 31, 2012	$6,711,000	$-	$746,000	(b)	$5,965,000
December 31, 2013	$5,965,000	$223,000	$-		$6,188,000
December 31, 2014	$6,188,000	$-	$1,117,000		$5,071,000

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

Date: February 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr.	Chairman of the Board	February 5, 2015
John J. Huntz, Jr.

/s/ Eddie Capel	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 5, 2015
Eddie Capel

/s/ Dennis B. Story	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	February 5, 2015
Dennis B. Story

/s/ Brian J. Cassidy	Director	February 5, 2015
Brian J. Cassidy

/s/ Dan J. Lautenbach	Director	February 5, 2015
Dan J. Lautenbach

/s/ Thomas E. Noonan	Director	February 5, 2015
Thomas E. Noonan

/s/ Deepak Raghavan	Director	February 5, 2015
Deepak Raghavan

/s/ Peter F. Sinisgalli	Director	February 5, 2015
Peter F. Sinisgalli

EXHIBIT INDEX

The following exhibits are filed with this Report.

Exhibit Number	Description

3.1

Articles of Incorporation of the Registrant dated February 24, 1998 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 (File No. 00023999), filed on July 29, 2014).

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

10.1(a)

Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant dated September 24, 1997 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

(b)

First Amendment to Lease between Wildwood Associates, a Georgia general partnership, and the Registrant dated October 31, 1997 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

(c)

Second Amendment to Lease Agreement between Wildwood Associates, a Georgia general partnership, and the Registrant, dated February 27, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

(d)

Third Amendment to Lease Agreement between Wildwood Associates and the Registrant, dated October 24, 2000 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2000 (File No. 000-23999), filed on April 2, 2001).

10.2(a)

Lease Agreement by and between Wildwood Associates, a Georgia general partnership, and the Registrant, dated June 25, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2001 (File No. 000-23999), filed August 14, 2001).

(b)

First Amendment to Lease Agreement between Wildwood Associates, and the Registrant, dated June 10, 2002 (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

(c)

Second Amendment to Lease Agreement between 2300 Windy Ridge Parkway Investors LLC, and the Registrant, dated February 27, 2007 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

(d)	Third Amendment to Lease Agreement between 2300 Windy Ridge Parkway Investors LLC, and the Registrant, dated June 14, 2007.

(e)	Fourth Amendment to Lease Agreement between SP4 2300 Windy Ridge LP, and the Registrant, dated August 14, 2012.

(f)	Fifth Amendment to Lease Agreement between 2300 Windy Ridge LLC, and the Registrant, dated May 19, 2014.

(g)	Sixth Amendment to Lease Agreement between 2300 Windy Ridge LLC, and the Registrant, dated August 13, 2014.

10.3

Agreement to Build and Lease between Orchid Apartments Private Limited and Manhattan Associates India Development Centre Private Limited, executed on November 19, 2004 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

Exhibit Number	Description
10.4

Lease Agreement between IGE Energy Services (UK) Limited, Manhattan Associates Limited and Manhattan Associates, Inc., dated February 1, 2005 (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2004 (File No. 000-23999), filed on March 16, 2005).

10.5	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999) filed on April 4, 2014).

10.6*

Summary Plan Description of the Registrant’s 401(k) Plan and Trust, effective January 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

10.7(a)*	Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-47095), filed on February 27, 1998).

(b)*

First Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

(c)*

Second Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

(d)*

Third Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

(e)*

Fourth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report for the period ended December 31, 1999 (File No. 000-23999), filed on March 30, 2000).

(f)*	Fifth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-68968), filed on September 5, 2001).

(g)*

Sixth Amendment to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Proxy Statement for its Annual Meeting held May 17, 2002 (File No. 000-23999), filed on April 24, 2002).

(h)*	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.8*	Form of Composite Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2006 (File No. 000-23999), filed on May 4, 2006).

10.9(a)*

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

10.10*

Executive Employment Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of April 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on December 23, 2011).

10.11*

Separation and Non-Competition Agreement by and between the Registrant and Peter F. Sinisgalli, effective as of February 25, 2004 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the period ended December 31, 2003 (File No. 000-23999), filed on March 15, 2004).

10.12(a)*	Form of Executive Employment Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999) filed on April 4, 2013).

Exhibit Number	Description
(b)*

Updated Schedule to Form of Executive Employment Agreement of Initial Salaries and Target Bonus Opportunities for Named Executive Officers (Incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-23999) filed on July 31, 2013).

10.13*

Executive Employment Agreement with Steven P. Smith (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-23999) filed on July 31, 2013).

10.14 *	Form of Modification Agreement for Terms and Conditions for Stock Options. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-23999), filed on January 2, 2009).

10.15

Form of License Agreement, Software Maintenance Agreement and Consulting Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-47095), filed on April 2, 1998).

10.16

Form of Software License, Services and Maintenance Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report for the period ended December 31, 1998 (File No. 000-23999), filed on March 31, 1999).

10.17(a)*

2007 Stock Incentive Plan, as amended by the First Amendment thereto (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2009 Annual Meeting of Shareholders (File No. 000-23999) filed on April 20, 2009).

(b)*

Second amendment to 2007 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2011 Annual Meeting of Shareholders (File No. 000-23999) filed on April 15, 2011).

10.18*

Written Summary of Manhattan Associates, Inc. Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

10.19*

Form of Manhattan Associates, Inc. Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

10.20*

Form of Manhattan Associates, Inc. Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

10.21*

Form of Manhattan Associates, Inc. Restricted Stock Unit Award Agreement for Employees (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.22*

Form of Manhattan Associates, Inc. Restricted Stock Unit Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.23*

Executive Employment Agreement by and between the Registrant and Bruce Richards, effective as of August 1, 2011 (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.24*

Severance and Non-Competition Agreement by and between the Registrant and Bruce Richards, effective as of August 1, 2011 (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.25*

Modification Agreement for Terms and Conditions for Stock Options by and between the Registrant and Eddie Capel, effective as of June 4, 2007 (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.26*

Severance and Non-Competition Agreement by and between the Registrant and Eddie Capel, effective as of March 18, 2010 (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management contract or compensatory plan or agreement.
**

In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.