Form 10-Q
period 2015-03-31
MANHATTAN ASSOCIATES INC
filed 2015-04-28
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  0-23999

MANHATTAN ASSOCIATES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2373424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2300 Windy Ridge Parkway, Tenth Floor
Atlanta, Georgia	30339
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (770) 955-7070

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

The number of shares of the Registrant’s class of capital stock outstanding as of April 24, 2015, the latest practicable date, is as follows: 73,782,850 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended March 31, 2015

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$97,089	$115,708
Short-term investments	10,160	8,730
Accounts receivable, net of allowance of $5,556 and $4,164, respectively	83,060	86,828
Deferred income taxes	9,886	9,900
Prepaid expenses and other current assets	10,947	8,695
Total current assets	211,142	229,861

Property and equipment, net	18,606	17,265
Goodwill, net	62,232	62,250
Deferred income taxes	271	270
Other assets	8,068	8,524
Total assets	$300,319	$318,170

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,131	$12,483
Accrued compensation and benefits	19,407	30,889
Accrued and other liabilities	12,545	12,501
Deferred revenue	58,070	58,968
Income taxes payable	6,851	7,974
Total current liabilities	107,004	122,815

Other non-current liabilities	14,534	13,332

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2015 and 2014	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 73,799,618 and 74,104,064 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	738	741
Retained earnings	188,437	191,305
Accumulated other comprehensive loss	(10,394)	(10,023)
Total shareholders' equity	178,781	182,023
Total liabilities and shareholders' equity	$300,319	$318,170

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Revenue:
Software license	$19,314	$17,107
Services	101,203	86,913
Hardware and other	13,006	9,543
Total revenue	133,523	113,563
Costs and expenses:
Cost of license	2,906	1,613
Cost of services	44,784	38,460
Cost of hardware and other	10,547	7,479
Research and development	13,556	11,803
Sales and marketing	11,847	12,020
General and administrative	11,238	10,649
Depreciation and amortization	1,781	1,488
Total costs and expenses	96,659	83,512
Operating income	36,864	30,051
Other income (loss), net	262	(233)
Income before income taxes	37,126	29,818
Income tax provision	13,922	11,106
Net income	$23,204	$18,712

Basic earnings per share	$0.31	$0.25
Diluted earnings per share	$0.31	$0.24

Weighted average number of shares:
Basic	73,979	75,817
Diluted	74,607	76,795

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Net income	$23,204	$18,712
Foreign currency translation adjustment	(371)	1,019
Comprehensive income	$22,833	$19,731

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net income	$23,204	$18,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,781	1,488
Equity-based compensation	3,078	2,274
Gain on disposal of equipment	(7)	(17)
Tax benefit of stock awards exercised/vested	6,601	6,547
Excess tax benefits from equity-based compensation	(6,579)	(6,509)
Deferred income taxes	1,730	1,302
Unrealized foreign currency (gain) loss	(97)	90
Changes in operating assets and liabilities:
Accounts receivable, net	2,440	4,496
Other assets	(2,024)	(4,447)
Accounts payable, accrued and other liabilities	(13,489)	(5,638)
Income taxes	(1,119)	(4,647)
Deferred revenue	(344)	5,493
Net cash provided by operating activities	15,175	19,144

Investing activities:
Purchase of property and equipment	(3,098)	(1,156)
Net purchases of investments	(1,279)	(427)
Net cash used in investing activities	(4,377)	(1,583)

Financing activities:
Purchase of common stock	(36,033)	(33,179)
Proceeds from issuance of common stock from options exercised	278	730
Excess tax benefits from equity-based compensation	6,579	6,509
Net cash used in financing activities	(29,176)	(25,940)

Foreign currency impact on cash	(241)	653

Net change in cash and cash equivalents	(18,619)	(7,726)
Cash and cash equivalents at beginning of period	115,708	124,375
Cash and cash equivalents at end of period	$97,089	$116,649

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation, Principles of Consolidation, Stock Split and Increase of the Authorized Number of Shares of Common Stock

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at March 31, 2015, the results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $5.3 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively.

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

At March 31, 2015, the Company’s cash, cash equivalents, and short-term investments balances were $58.0 million, $39.0 million, and $10.2 million, respectively. The Company currently has no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. The Company uses

Notes to Condensed Consolidated Financial Statements

(Unaudited)

quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At March 31, 2015 and December 31, 2014, the Company had $30.3 million and $30.4 million in money market funds, respectively, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has no investments classified as Level 2 or Level 3.

4.	Equity-Based Compensation

The Company granted 338,391 and 317,543 restricted stock units (“RSUs”) during the three months ended March 31, 2015 and 2014, respectively. The Company recorded equity-based compensation expense related to restricted stock awards and RSUs of $3.1 million and $2.3 million during the three months ended March 31, 2015 and 2014, respectively.

A summary of changes in unvested shares/units for the three months ended March 31, 2015 is as follows:

Number of shares/units
Outstanding at December 31, 2014	1,346,062
Granted	338,391
Vested	(541,864)
Forfeited	(10,082)
Outstanding at March 31, 2015	1,132,507

No amounts were recorded for equity-based compensation expense related to stock options during the three months ended March 31, 2015 and 2014 as all stock options vested prior to 2014.  The Company does not currently grant stock options.

A summary of changes in outstanding options for the three months ended March 31, 2015 is as follows:

Number of Options
Outstanding at December 31, 2014	153,764
Exercised	(56,152)
Forfeited and expired	-
Outstanding at March 31, 2015	97,612

5.	Income Taxes

The Company’s effective tax rate was 37.5% and 37.2% for the three months ended March 31, 2015 and 2014, respectively.  The increase in the effective tax rate for the three months ended March 31, 2015 is primarily due to increases in state tax rates.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification (ASC 740). For the three months ended March 31, 2015, there were no material changes to the Company’s uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

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

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.  The Company is no longer subject to U.S. federal income tax examinations, substantially all state and local income tax examinations and substantially all non-U.S. income tax examinations for years before 2011.

Notes to Condensed Consolidated Financial Statements

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Net income	$23,204	$18,712
Earnings per share:
Basic	$0.31	$0.25
Effect of CESs	-	(0.01)
Diluted	$0.31	$0.24

Weighted average number of shares:
Basic	73,979	75,817
Effect of CESs	628	978
Diluted	74,607	76,795

There were no anti-dilutive CESs during 2014 and 2015.

7.	Contingencies

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

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reportable segments. The royalties, which totaled approximately $1.0 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support.  There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and

Notes to Condensed Consolidated Financial Statements

(Unaudited)

administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas’ costs are all research and development costs including the costs associated with the Company’s India operations.

The following table presents the revenues, expenses and operating income by reportable segment for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015				2014
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
License	$15,483	$3,533	$298	$19,314	$11,458	$4,450	$1,199	$17,107
Services	82,212	14,200	4,791	101,203	70,904	10,864	5,145	86,913
Hardware and other	12,264	572	170	13,006	8,993	365	185	9,543
Total revenue	109,959	18,305	5,259	133,523	91,355	15,679	6,529	113,563

Costs and Expenses:
Cost of revenue	46,401	8,907	2,929	58,237	36,649	7,476	3,427	47,552
Operating expenses	31,781	3,763	1,097	36,641	29,220	4,070	1,182	34,472
Depreciation and amortization	1,595	113	73	1,781	1,353	75	60	1,488
Total costs and expenses	79,777	12,783	4,099	96,659	67,222	11,621	4,669	83,512
Operating income	$30,182	$5,522	$1,160	$36,864	$24,133	$4,058	$1,860	$30,051

License revenues related to the Company’s warehouse and non-warehouse product groups for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Warehouse	$10,925	$10,668
Non-Warehouse	8,389	6,439
Total software license revenue	$19,314	$17,107

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Professional services	$72,659	$59,422
Customer support and software enhancements	28,544	27,491
Total services revenue	$101,203	$86,913

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	New Accounting Pronouncement

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

On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. This guidance is effective for annual and interim periods beginning after December 15, 2015. We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to expectations about global macroeconomic trends and industry developments, plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “may,” “expect,” “forecast,” “anticipate,” “intend,” “plan,” “believe,” “could,” “seek,” “project,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2014. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2015 and 2014, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014.

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

In the three months ended March 31, 2015, we generated $133.5 million in total revenue, with a revenue mix of: license revenue 14%; services revenue 76%; and hardware and other revenue 10%.

We manage our business based on three geographic regions: the Americas, Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC).  Geographic revenue is based on the location of the sale. Our international revenue was approximately $32.9 million for the three months ended March 31, 2015, which represents approximately 25% of our total revenue. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2015, we employed approximately 2,800 employees worldwide, of which 1,340 employees are based in the Americas, 190 in EMEA, and 1,270 in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three months ended March 31, 2015, approximately 75% of our total revenue was generated in the United States, 14%, in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc., an information technology research and advisory company, estimates that nearly 75% of every supply chain software solutions dollar invested is spent in the United States (49%) and Western Europe (26%); consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

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

In April 2015, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update maintaining its previous 2015 world economic growth forecast at 3.5 percent. The WEO update noted that “growth is projected to be stronger in 2015 relative to 2014 in advanced economies, but weaker in emerging markets, reflecting more subdued prospects for some large emerging market economies and oil exporters because of the sharp drop in oil prices.” The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 2.4 percent in both 2015 and 2016, while the emerging and developing economies would grow at about 4.3 percent in 2015 and 4.7 percent in 2016.

During 2014 and continuing into 2015, the overall trend has been steady for our large license deals, with recognized $1.0 million or larger software license sales totaling fifteen for 2014 and totaling seven in the three months ending March 31, 2015.  While we are encouraged by our results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it difficult to forecast sales cycles for our products and the timing of large enterprise software license deals.

Revenue

License revenue.  License revenue, a leading indicator of our business, is primarily derived from software license fees customers pay for supply chain solutions. License revenue totaled $19.3 million, or 14% of total revenue, with gross margins of 85.0% for the three months ended March 31, 2015. Prior to the 2009 global recession, our typical license revenue percentage mix of new to existing customers historically approximated 50/50. Post 2009, the percentage mix has fluctuated. For the three months ended March 31, 2015, the percentage mix of new to existing customers was approximately 40/60.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.0 million of license revenue in the first quarter of 2015 equates to approximately one cent of diluted earnings per share impact.

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

Services revenue.  Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (CSSE). Services revenue totaled $101.2 million, or 76% of total revenue, with gross margins of 55.7% for the three months ended March 31, 2015. Professional services accounted for approximately 72% of total services revenue in the three months ended March 31, 2015, and approximately 54% of total revenue in the three months ended March 31, 2015. Our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue.  While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At March 31, 2015, our professional services organization totaled approximately 1,800 employees, accounting for 65% of our total employees worldwide.  Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions.  To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades.  We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.  Our CSSE revenues totaled $28.5 million for the three months ended March 31, 2015, respectively, representing approximately 28% of services revenue and approximately 21% of total revenue, respectively. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers; and (4) fluctuations in currency rates.  Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%.  CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.  CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $13.0 million, representing 10% of total revenue with gross margins of 18.9% for the three months ended March 31, 2015. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discounted prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $5.3 million for the three months ended March 31, 2015.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains.  Our research and development expenses were $13.6 million for the three months ended March 31, 2015. At March 31, 2015, our R&D organization totaled approximately 660 employees, located in the U.S. and India.

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

Cash Flow and Financial Condition

For the three months ended March 31, 2015, we generated cash flow from operating activities of $15.2 million. Our cash, cash equivalents, and investments at March 31, 2015 totaled $107.2 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 523,663 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the three months ended March 31, 2015. In April 2015, our Board of Directors approved raising the Company's remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

For the remainder of 2015, we anticipate that our priorities for the use of cash will be in developing sales and services resources and continued investment in product development to drive and support profitable growth and extend our market leadership. We expect to continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We also expect to continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the remainder of 2015 for general corporate purposes.

Summary of the First Quarter 2015 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.31 in the first quarter of 2015, compared to $0.24 in the first quarter of 2014.
•

Consolidated total revenue was $133.5 million in the first quarter of 2015, compared to $113.6 million in the first quarter of 2014. License revenue was $19.3 million in the first quarter of 2015, compared to $17.1 million in the first quarter of 2014.

•	Operating income was $36.9 million in the first quarter of 2015, compared to $30.1 million in the first quarter of 2014.
•

Cash flow from operations was $15.2 million in the first quarter of 2015, compared to $19.1 million in the first quarter of 2014. Days Sales Outstanding was 56 days at March 31, 2015, compared to 61 days at December 31, 2014.

•	Cash and investments on-hand was $107.2 million at March 31, 2015, compared to $124.4 million at December 31, 2014.
•

During the three months ended March 31, 2015, we repurchased 523,663 shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $26.3 million. In April 2015, the Board of Directors approved raising our share repurchase authority to an aggregate of $50.0 million of our outstanding common stock.

Results of Operations

The following table summarizes our consolidated results for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)

Revenue	$133,523	$113,563
Costs and expenses	96,659	83,512
Operating income	36,864	30,051
Other income (loss), net	262	(233)
Income before income taxes	37,126	29,818
Net income	$23,204	$18,712
Diluted earnings per share	$0.31	$0.24
Diluted weighted average number of shares	74,607	76,795

We manage our business based on three geographic regions: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas region that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During the three months ended March 31, 2015 and 2014, we derived the majority of our revenues from sales to customers within our Americas region. The following table summarizes revenue and operating profit by region:

	Three Months Ended March 31,
	2015	2014	% Change vs. Prior Year
Revenue:	(in thousands)
Software license
Americas	$15,483	$11,458	35%
EMEA	3,533	4,450	-21%
APAC	298	1,199	-75%
Total software license	19,314	17,107	13%

Services
Americas	82,212	70,904	16%
EMEA	14,200	10,864	31%
APAC	4,791	5,145	-7%
Total services	101,203	86,913	16%

Hardware and Other
Americas	12,264	8,993	36%
EMEA	572	365	56%
APAC	170	185	-8%
Total hardware and other	13,006	9,543	36%

Total Revenue
Americas	109,959	91,355	20%
EMEA	18,305	15,679	17%
APAC	5,259	6,529	-19%
Total revenue	$133,523	$113,563	18%

Operating income:
Americas	$30,182	$24,133	25%
EMEA	5,522	4,058	36%
APAC	1,160	1,860	-38%
Total operating income	$36,864	$30,051	23%

The consolidated results of our operations for the first quarters of 2015 and 2014 are discussed below.

Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2015	2014	Prior Year	2015	2014
	(in thousands)

Software license	$19,314	$17,107	13%	14%	15%
Services	101,203	86,913	16%	76%	77%
Hardware and other	13,006	9,543	36%	10%	8%
Total revenue	$133,523	$113,563	18%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue.  License revenue increased $2.2 million, or 13%, in the first quarter of 2015 compared to the same quarter in the prior year. We completed seven large software license deals greater than $1.0 million in the first quarter of 2015. The license sales percentage mix across our product suite in the quarter ended March 31, 2015 was approximately 55/45 of warehouse management solutions to non-warehouse management solutions.

Services revenue.  Services revenue increased $14.3 million, or 16%, in the first quarter of 2015 compared to the same quarter in the prior year due to a $13.2 million increase in professional services revenue and a $1.1 million increase in customer support and software enhancements. The increase in services revenue was due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas and EMEA segments increased $11.3 million and $3.3 million, respectively, but decreased $0.3 million in the APAC segment in the first quarter of 2015 compared to the same quarter of 2014.

Hardware and other.  Hardware sales increased by $1.8 million to $7.7 million in the first quarter of 2015 compared to $5.9 million for the first quarter of 2014. The majority of hardware sales are derived from our Americas segment.  Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.  Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $5.3 million and $3.6 million for the quarters ended March 31, 2015 and 2014, respectively.

Cost of Revenue

	Three Months Ended March 31,
	2015	2014	% Change vs. Prior Year
Cost of license	$2,906	$1,613	80%
Cost of services	44,784	38,460	16%
Cost of hardware and other	10,547	7,479	41%
Total cost of revenue	$58,237	$47,552	22%

Cost of license.  Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $1.3 million in the first quarter of 2015 compared to the same quarter of 2014 primarily due to a $0.8 million increase in increased cost of third party software license fees over the prior year.

Cost of services.  Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services.  The $6.3 million, or 16%, increase in cost of services in the quarter ended March 31, 2015 compared to the same quarter in the prior year was principally due to increased headcount to support business growth resulting in a $5.0 million increase in compensation and other personnel-related expenses.

Cost of hardware and other.  Cost of hardware increased by $1.4 million to $5.4 million in the first quarter of 2015 compared to $4.0 million in the same quarter of 2014. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $5.1 million and $3.5 million for the quarters ended March 31, 2015 and 2014, respectively.

Operating Expenses

	Three Months Ended March 31,
	2015	2014	% Change vs. Prior Year
	(in thousands)

Research and development	$13,556	$11,803	15%
Sales and marketing	11,847	12,020	-1%
General and administrative	11,238	10,649	6%
Depreciation and amortization	1,781	1,488	20%
Operating expenses	$38,422	$35,960	7%

Research and development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended March 31, 2015 increased by $1.8 million, or 15%, as compared to the quarter ended March 31, 2014. This increase is primarily driven by increased investment in development of the assets of Global Bay Mobile Technologies, Inc. we acquired in August 2014 combined with an increase of $0.9 million in compensation and other personnel-related expenses.

Our principal research and development (R&D) activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory and Omni-Channel including mobile point-of-sale and tablet retailing. The Manhattan Platform provides not only a sophisticated service oriented, architecture based framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions. For each of the quarters ended March 31, 2015 and 2014, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Sales and marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses remained flat in the first quarter of 2015 compared to the same quarter of the prior year.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased by $0.6 million, or 6%, in the current year quarter compared to the same quarter in the prior year. The increase was primarily due to an increase in compensation and other personnel-related expenses.

Depreciation and amortization.  Depreciation expense for the first quarter of 2015 was $1.7 million compared to $1.5 million for the first quarter of 2014. Amortization expense associated with acquisitions for the three months ended March 31, 2015 and 2014 was immaterial.

Operating Income

Operating income for the first quarter of 2015 was $36.9 million compared to $30.0 million for the first quarter of 2014. Operating margins were 27.6% for the first quarter of 2015 versus 26.5% for the same quarter in the prior year. Operating income increased primarily due to strong revenue growth and expense management during the quarter.

Other Income and Income Taxes

	Three Months Ended March 31,
	2015	2014	% Change vs.

Other income (loss), net	$262	$(233)	-212%
Income tax provision	13,922	11,106	25%

Other income (loss), net.  Other income (loss), net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $0.5 million in the first quarter of 2015 compared to the first quarter of

2014 primarily due to lower foreign currency losses related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Euro.

Income tax provision.  Our effective income tax rates were 37.5% and 37.2% for the quarters ended March 31, 2015 and 2014, respectively. The increase in the effective tax rate for the three months ended March 31, 2015 is primarily due to increases in state tax rates.

Liquidity and Capital Resources

In the three months ended March 31, 2015, we funded our business through cash flow generated from operations. Our cash and investments as of March 31, 2015 included $66.3 million held in the U.S. and $40.9 million held by our foreign subsidiaries.  We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate.  However, our current intent is to indefinitely reinvest these funds outside of the U.S. and we do not have a current cash requirement need to repatriate them to the U.S.

Our operating activities generated cash flow of approximately $15.2 million and $19.1 million for the three months ended March 31, 2015 and 2014, respectively.

Our investing activities used cash of approximately $4.4 million and $1.6 million during the three months ended March 31, 2015 and 2014, respectively. The primary uses of cash for investing activities for the three months ended March 31, 2015 were $3.1 million in capital expenditures and $1.3 million in net purchases of short-term investments. The primary uses of cash for investing activities for the three months ended March 31, 2014 were $1.2 million in capital expenditures and $0.4 million in net purchases of short-term investments.

Our financing activities used cash of approximately $29.2 million and $25.9 million for the three months ended March 31, 2015 and 2014, respectively. The principal use of cash for financing activities for the three months ended March 31, 2015 was to purchase approximately $36.0 million of our common stock, including $9.7 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by $6.6 million excess tax benefit from equity-based compensation. The principal use of cash for financing activities for the three months ended March 31, 2014 was to purchase approximately $33.2 million of our common stock, including $7.7 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $0.7 million and a $6.5 million excess tax benefit from equity-based compensation.

Periodically, opportunities may arise to grow our business through the acquisition of complementary and synergistic companies, products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that existing balances of cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In the remainder of 2015, we expect that our priorities for the use of cash will be continued investment in product development and profitably growing our business to extend our market leadership. We expect to continue to weigh our share repurchase options against using cash for investing in the business and acquisition opportunities that are complementary to our product footprint and technology direction. We do not anticipate any borrowing requirements in the remainder of 2015 for general corporate purposes.

Critical Accounting Policies and Estimates

In the first three months of 2015, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the Quantitative and Qualitative Disclosures about Market Risk previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended March 31, 2015. All repurchases related to the repurchase program were made on the open market.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that May Yet
	Number of	Price Paid	as Part of Publicly	Be Purchased Under
	Shares	per	Announced Plans	the Plans or
Period	Purchased(a)	Share(b)	or Programs	Programs
January 1 - January 31, 2015	65,663	$45.79	-	$50,000,000
February 1 - February 28, 2015	226,615	50.17	226,145	38,650,989
March 1 - March 31, 2015	297,518	50.27	297,518	23,693,600
Total	589,796	49.74	523,663

(a)

Includes 65,663 and 470 shares withheld for taxes due upon vesting of restricted stock during January and February, respectively. No shares withheld for taxes due upon vesting of restricted stock in March. These amounts do not include shares withheld for taxes due upon vesting of restricted stock units.

(b)

The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $45.79 and $44.64 in January and February, respectively. No shares withheld for taxes due upon vesting of restricted stock in March.

In April 2015, our Board of Directors approved raising our repurchase authority for the Company’s common stock to a total of $50.0 million.

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

MANHATTAN ASSOCIATES, INC.

Date:	April 28, 2015	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2015	/s/ Dennis B. Story
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