Form 10-Q
period 2015-06-30
MANHATTAN ASSOCIATES INC
filed 2015-07-28
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the Registrant’s class of capital stock outstanding as of July 23, 2015, the latest practicable date, is as follows: 73,415,653 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended June 30, 2015

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$100,156	$115,708
Short-term investments	8,243	8,730
Accounts receivable, net of allowance of $8,222 and $4,164, respectively	82,937	86,828
Deferred income taxes	9,882	9,900
Prepaid expenses and other current assets	9,451	8,695
Total current assets	210,669	229,861

Property and equipment, net	19,569	17,265
Goodwill, net	62,235	62,250
Deferred income taxes	270	270
Other assets	7,559	8,524
Total assets	$300,302	$318,170

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,357	$12,483
Accrued compensation and benefits	21,717	30,889
Accrued and other liabilities	11,840	12,501
Deferred revenue	57,400	58,968
Income taxes payable	2,542	7,974
Total current liabilities	102,856	122,815

Other non-current liabilities	13,550	13,332

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2015 and 2014	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 73,423,899 and 74,104,064 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	734	741
Retained earnings	193,312	191,305
Accumulated other comprehensive loss	(10,150)	(10,023)
Total shareholders' equity	183,896	182,023
Total liabilities and shareholders' equity	$300,302	$318,170

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Software license	$19,758	$17,989	$39,072	$35,096
Services	107,344	93,519	208,547	180,432
Hardware and other	12,007	11,022	25,013	20,565
Total revenue	139,109	122,530	272,632	236,093
Costs and expenses:
Cost of license	2,137	1,848	5,043	3,461
Cost of services	46,464	41,457	91,248	79,917
Cost of hardware and other	10,163	9,265	20,710	16,744
Research and development	13,257	11,867	26,813	23,670
Sales and marketing	11,889	12,848	23,736	24,868
General and administrative	11,927	11,256	23,165	21,905
Depreciation and amortization	1,898	1,489	3,679	2,977
Total costs and expenses	97,735	90,030	194,394	173,542
Operating income	41,374	32,500	78,238	62,551
Other income, net	359	312	621	79
Income before income taxes	41,733	32,812	78,859	62,630
Income tax provision	15,729	12,218	29,651	23,324
Net income	$26,004	$20,594	$49,208	$39,306

Basic earnings per share	$0.35	$0.27	$0.67	$0.52
Diluted earnings per share	$0.35	$0.27	$0.66	$0.51

Weighted average number of shares:
Basic	73,618	75,274	73,797	75,544
Diluted	74,126	76,037	74,366	76,415

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$26,004	$20,594	$49,208	$39,306
Foreign currency translation adjustment	244	258	(127)	1,277
Comprehensive income	$26,248	$20,852	$49,081	$40,583

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net income	$49,208	$39,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,679	2,977
Equity-based compensation	5,739	4,670
Gain on disposal of equipment	(38)	(15)
Tax benefit of stock awards exercised/vested	7,848	6,954
Excess tax benefits from equity-based compensation	(7,825)	(6,916)
Deferred income taxes	1,216	879
Unrealized foreign currency loss (gain)	117	(174)
Changes in operating assets and liabilities:
Accounts receivable, net	3,002	(15,320)
Other assets	(97)	(4,305)
Accounts payable, accrued and other liabilities	(13,296)	(4,148)
Income taxes	(5,428)	(8,786)
Deferred revenue	(1,437)	5,910
Net cash provided by operating activities	42,688	21,032

Investing activities:
Purchase of property and equipment	(5,769)	(3,580)
Net decrease (increase) in short-term investments	447	(1,441)
Net cash used in investing activities	(5,322)	(5,021)

Financing activities:
Purchase of common stock	(61,330)	(58,305)
Proceeds from issuance of common stock from options exercised	535	829
Excess tax benefits from equity-based compensation	7,825	6,916
Net cash used in financing activities	(52,970)	(50,560)

Foreign currency impact on cash	52	1,295

Net change in cash and cash equivalents	(15,552)	(33,254)
Cash and cash equivalents at beginning of period	115,708	124,375
Cash and cash equivalents at end of period	$100,156	$91,121

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation, Principles of Consolidation, Stock Split and Increase of the Authorized Number of Shares of Common Stock

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $4.9 million for both the three months ended June 30, 2015 and 2014, and $10.2 million and $8.5 million for the six months ended June 30, 2015 and 2014, respectively.

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

At June 30, 2015, the Company’s cash, cash equivalents, and short-term investments balances were $69.6 million, $30.6 million, and $8.2 million, respectively. The Company currently has no long-term investments. Cash equivalents consist of highly

Notes to Condensed Consolidated Financial Statements

(Unaudited)

liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At both June 30, 2015 and December 31, 2014, the Company had $30.4 million in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has no investments classified as Level 2 or Level 3.

4.	Equity-Based Compensation

The Company granted 15,890 and 38,384 restricted stock units (“RSUs”) during the three months ended June 30, 2015 and 2014, respectively, and 354,281 and 355,927 RSUs during the six months ended June 30, 2015 and 2014, respectively. The Company recorded equity-based compensation expense related to restricted stock grants of $2.7 million and $2.4 million during the three months ended June 30, 2015 and 2014, respectively, and $5.7 million and $4.7 million during the six months ended June 30, 2015 and 2014, respectively.

A summary of changes in unvested shares/units for the six months ended June 30, 2015 is as follows:

Number of shares/units
Outstanding at December 31, 2014	1,346,062
Granted	354,281
Vested	(580,990)
Forfeited	(63,441)
Outstanding at June 30, 2015	1,055,912

No amounts were recorded for equity-based compensation expense related to stock options during the three and six months ended June 30, 2015 and 2014 as all stock options vested prior to 2014.  The Company does not currently grant stock options.

A summary of changes in outstanding options for the six months ended June 30, 2015 is as follows:

Number of Options
Outstanding at December 31, 2014	153,764
Exercised	(104,652)
Forfeited and expired	-
Outstanding at June 30, 2015	49,112

5.	Income Taxes

The Company’s effective tax rate was 37.7% and 37.2% for the three months ended June 30, 2015 and 2014, respectively, and 37.6% and 37.2% for the six months ended June 30, 2015 and 2014, respectively.  The increase in the effective tax rate for the quarter and six month period ended June 30, 2015 is primarily due to increases in state tax rates.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification (ASC 740). For the three months ended June 30, 2015, there were no material changes to the Company’s uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$26,004	$20,594	$49,208	$39,306
Earnings per share:
Basic	$0.35	$0.27	$0.67	$0.52
Effect of CESs	-	-	(0.01)	(0.01)
Diluted	$0.35	$0.27	$0.66	$0.51

Weighted average number of shares:
Basic	73,618	75,274	73,797	75,544
Effect of CESs	508	763	569	871
Diluted	74,126	76,037	74,366	76,415

There were no anti-dilutive CESs during 2015 and 2014.

7.	Contingencies

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

The Company manages the business by geographic segment. The Company has three geographic reportable segments: North America and Latin America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). All segments derive revenue from the sale and implementation of the Company’s supply chain execution and planning solutions.  The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain. The Company uses the same accounting policies for each reportable segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each reportable segment.

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reportable segments. The royalties, which totaled approximately $0.6 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $1.6 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively, are

Notes to Condensed Consolidated Financial Statements

(Unaudited)

included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas’ costs are all research and development costs including the costs associated with the Company’s India operations.

The following table presents the revenues, expenses and operating income by reportable segment for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015				2014
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
License	$17,294	$2,115	$349	$19,758	$14,498	$1,621	$1,870	$17,989
Services	88,563	14,504	4,277	107,344	73,884	13,851	5,784	93,519
Hardware and other	11,297	556	154	12,007	10,251	439	332	11,022
Total revenue	117,154	17,175	4,780	139,109	98,633	15,911	7,986	122,530

Costs and Expenses:
Cost of revenue	47,251	8,639	2,874	58,764	41,385	7,551	3,634	52,570
Operating expenses	32,013	3,908	1,152	37,073	30,766	4,049	1,156	35,971
Depreciation and amortization	1,676	112	110	1,898	1,355	72	62	1,489
Total costs and expenses	80,940	12,659	4,136	97,735	73,506	11,672	4,852	90,030
Operating income	$36,214	$4,516	$644	$41,374	$25,127	$4,239	$3,134	$32,500

	Six Months Ended June 30,
	2015				2014
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$32,777	$5,648	$647	$39,072	$25,956	$6,071	$3,069	$35,096
Services	170,775	28,704	9,068	208,547	144,788	24,715	10,929	180,432
Hardware and other	23,561	1,128	324	25,013	19,244	804	517	20,565
Total revenue	227,113	35,480	10,039	272,632	189,988	31,590	14,515	236,093

Costs and Expenses:
Cost of revenue	93,652	17,546	5,803	117,001	78,034	15,027	7,061	100,122
Operating expenses	63,794	7,671	2,249	73,714	59,986	8,119	2,338	70,443
Depreciation and amortization	3,271	225	183	3,679	2,708	147	122	2,977
Total costs and expenses	160,717	25,442	8,235	194,394	140,728	23,293	9,521	173,542
Operating income	$66,396	$10,038	$1,804	$78,238	$49,260	$8,297	$4,994	$62,551

License revenues related to the Company’s warehouse and non-warehouse product groups for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Warehouse	$10,995	$9,373	$21,920	$20,041
Non-Warehouse	8,763	8,616	17,152	15,055
Total software license revenue	$19,758	$17,989	$39,072	$35,096

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Professional services	$76,548	$65,702	$149,207	$125,124
Customer support and software enhancements	30,796	27,817	59,340	55,308
Total services revenue	$107,344	$93,519	$208,547	$180,432

9.	New Accounting Pronouncement

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

On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016.  We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

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

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to expectations about global macroeconomic trends and industry developments, plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “may,” “expect,” “forecast,” “anticipate,” “intend,” “plan,” “believe,” “could,” “seek,” “project,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2014. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014.

References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly-owned and consolidated subsidiaries.

Business Overview

We develop, sell, deploy, service and maintain software solutions designed to manage supply chains, inventory and omni-channel operations for retailers including retail store operations and point of sale, wholesalers, manufacturers, logistics providers and other organizations. Our customers include many of the world’s most premier and profitable brands.

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

•

Omni-Channel - Meeting ever-evolving consumer expectations of service, inventory availability and delivery convenience is a challenge every retailer must meet head on.  Manhattan’s Omni-Channel solutions provide both ‘central’ or corporate solutions that manage inventory availability across all channels and locations as well as ‘local’ solutions deployed in retail stores, including point of sale, to empower store associates to satisfy the demands of the walk-in shopper and the online customer.

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

Our business model is singularly focused on the development and implementation of complex commerce enablement software solutions that are designed to optimize supply chains, and retail store operations including point of sale effectiveness and efficiency for our customers. We have three principal sources of revenue:

•	licenses of our software;
•	professional services, including solutions planning and implementation, related consulting, customer training, and customer support services and software enhancements (collectively, “services”); and

•	hardware sales and other revenue.

In the three and six months ended June 30, 2015, we generated $139.1 million and $272.6 million in total revenue, respectively, with a revenue mix of: license revenue 14%; services revenue 77%; and hardware and other revenue 9% for the three and six months ended June 30, 2015.

The Company has three geographic reportable segments: the Americas, Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC).  Geographic revenue is based on the location of the sale. Our international revenue was approximately $29.3 million and $62.3 million for the three and six months ended June 30, 2015, which represents approximately 21% and 23% of our total revenue for the three and six months ended June 30, 2015, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2015, we employed approximately 2,850 employees worldwide, of which 1,400 employees are based in the Americas, 200 in EMEA, and 1,250 in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and six months ended June 30, 2015, approximately 79% and 77%, respectively, of our total revenue was generated in the United States, 12% and 13%, respectively, in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc., an information technology research and advisory company, estimates that nearly 75% of every supply chain software solutions dollar invested is spent in the United States (49%) and Western Europe (26%); consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

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

In July 2015, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update lowering its previous 2015 world economic growth forecast to about 3.3 percent with a gradual pickup in advanced economies and a slowdown in emerging market and developing economies. The WEO update noted that “a setback to activity in the first quarter of 2015, mostly in North America, has resulted in a small downward revision to global growth for 2015 relative to the April 2015 World Economic Outlook (WEO). In emerging market economies, the continued growth slowdown reflects several factors, including lower commodity prices and tighter external financial conditions, structural bottlenecks, rebalancing in China, and economic distress related to geopolitical factors.” The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 2.1 percent in 2015 and 2.4 percent in 2016, while the emerging and developing economies would grow at about 4.2 percent in 2015 and 4.7 percent in 2016, respectively.

During 2014 and continuing into 2015, the overall trend has been steady for our large license deals, with recognized $1.0 million or larger software license sales totaling fifteen for 2014 and totaling eleven in the six months ended June 30, 2015.  While we are encouraged by our results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it difficult to forecast sales cycles for our products and the timing of large enterprise software license deals.

Revenue

License revenue.  License revenue, a leading indicator of our business, is primarily derived from software license fees customers pay for supply chain solutions. License revenue totaled $19.8 million, or 14% of total revenue, with gross margins of 89.2% for the three months ended June 30, 2015, and $39.1 million, or 14% of total revenue, with gross margin of 87.1% for the six months ended June 30, 2015. For the three and six months ended June 30, 2015, the percentage mix of new to existing customers was approximately 30/70.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share.

For example, $1.0 million of license revenue in the second quarter of 2015 equates to approximately one cent of diluted earnings per share impact.

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

Services revenue.  Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (CSSE). Services revenue totaled $107.3 million, or 77% of total revenue, with gross margins of 56.7% for the three months ended June 30, 2015, and $208.5 million, or 77% of total revenue, with gross margins of 56.2% for the six months ended June 30, 2015. Professional services accounted for approximately 71% and 72% of total services revenue in the three and six months ended June 30, 2015, respectively. Our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue.  While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At June 30, 2015, our professional services organization totaled approximately 1,850 employees, accounting for 65% of our total employees worldwide.  Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions.  To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades.  We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.  Our CSSE revenues totaled $30.8 million and $59.3 million for the three and six months ended June 30, 2015, respectively, representing approximately 28% of services revenue and approximately 22% of total revenue for both periods. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers; and (4) fluctuations in currency rates.  Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%.  CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.  CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $12.0 million, representing 9% of total revenue with gross margins of 15.4% for the three months ended June 30, 2015, and $25.0 million, representing 9% of total revenue with gross margin of 17.2% for the six months ended June 30, 2015. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discounted prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $4.9 million and $10.2 million for the three and six months ended June 30, 2015, respectively.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains.  Our research and development expenses were $13.3 million and $26.8 million for the three and six months ended June 30, 2015, respectively. At June 30, 2015, our R&D organization totaled approximately 650 employees, located in the U.S. and India.

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

Cash Flow and Financial Condition

For the three and six months ended June 30, 2015, we generated cash flow from operating activities of $27.5 million and $42.7 million, respectively. Our cash, cash equivalents, and investments at June 30, 2015 totaled $108.4 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 982,060 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the six months ended June 30, 2015. In July 2015, our Board of Directors approved raising the Company's remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

For the remainder of 2015, we anticipate that our priorities for the use of cash will be in hiring and developing sales and services resources and continued investment in product development to extend our market leadership. We expect to continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We also expect to continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the remainder of 2015 for general corporate purposes.

Results of Operations

The following table summarizes our consolidated results for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)

Revenue	$139,109	$122,530	$272,632	$236,093
Costs and expenses	97,735	90,030	194,394	173,542
Operating income	41,374	32,500	78,238	62,551
Other income, net	359	312	621	79
Income before income taxes	41,733	32,812	78,859	62,630
Net income	$26,004	$20,594	$49,208	$39,306
Diluted earnings per share	$0.35	$0.27	$0.66	$0.51
Diluted weighted average number of shares	74,126	76,037	74,366	76,415

The Company has three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During the three and six months ended June 30, 2015 and 2014, we derived the majority of our revenues from sales to customers within our Americas segment. The following table summarizes revenue and operating profit by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change vs. Prior Year	2015	2014	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Software license
Americas	$17,294	$14,498	19%	$32,777	$25,956	26%
EMEA	2,115	1,621	30%	5,648	6,071	-7%
APAC	349	1,870	-81%	647	3,069	-79%
Total software license	19,758	17,989	10%	39,072	35,096	11%

Services
Americas	88,563	73,884	20%	170,775	144,788	18%
EMEA	14,504	13,851	5%	28,704	24,715	16%
APAC	4,277	5,784	-26%	9,068	10,929	-17%
Total services	107,344	93,519	15%	208,547	180,432	16%

Hardware and Other
Americas	11,297	10,251	10%	23,561	19,244	22%
EMEA	556	439	27%	1,128	804	40%
APAC	154	332	-54%	324	517	-37%
Total hardware and other	12,007	11,022	9%	25,013	20,565	22%

Total Revenue
Americas	117,154	98,633	19%	227,113	189,988	20%
EMEA	17,175	15,911	8%	35,480	31,590	12%
APAC	4,780	7,986	-40%	10,039	14,515	-31%
Total revenue	139,109	122,530	14%	272,632	$236,093	15%

Operating income:
Americas	$36,214	$25,127	44%	$66,396	$49,260	35%
EMEA	4,516	4,239	7%	10,038	8,297	21%
APAC	644	3,134	-79%	1,804	4,994	-64%
Total operating income	$41,374	$32,500	27%	$78,238	$62,551	25%

Summary of the Second Quarter 2015 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.35 in the second quarter of 2015, compared to $0.27 in the second quarter of 2014.
•

Consolidated total revenue was $139.1 million in the second quarter of 2015, compared to $122.5 million in the second quarter of 2014. License revenue was $19.8 million in the second quarter of 2015, compared to $18.0 million in the second quarter of 2014.

•	Operating income was $41.4 million in the second quarter of 2015, compared to $32.5 million in the second quarter of 2014.
•

Cash flow from operations was $27.5 million in the second quarter of 2015, compared to $1.9 million in the second quarter of 2014. Days Sales Outstanding was 54 days at June 30, 2015, compared to 56 days at March 31, 2015.

•	Cash and investments on-hand was $108.4 million at June 30, 2015, compared to $107.2 million at March 31, 2015.

•

During the three months ended June 30, 2015, we repurchased 458,397 shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $25.2 million. In July 2015, the Board of Directors approved raising our share repurchase authority to an aggregate of $50.0 million of our outstanding common stock.

The consolidated results of our operations for the second quarters of 2015 and 2014 are discussed below.

Revenue

	Three Months Ended June 30,
			% Change vs.	% of Total Revenue
	2015	2014	Prior Year	2015	2014
	(in thousands)

Software license	$19,758	$17,989	10%	14%	15%
Services	107,344	93,519	15%	77%	76%
Hardware and other	12,007	11,022	9%	9%	9%
Total revenue	$139,109	$122,530	14%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue.  License revenue increased $1.8 million, or 10%, in the second quarter of 2015 compared to the same quarter in the prior year. We completed four large software license deals greater than $1.0 million in the second quarter of 2015. The license sales percentage mix across our product suite in the second quarter ended June 30, 2015 was approximately 55/45 of warehouse management solutions to non-warehouse management solutions.

Services revenue.  Services revenue increased $13.8 million, or 15%, in the second quarter of 2015 compared to the same quarter in the prior year due to a $10.8 million increase in professional services revenue and a $3.0 million increase in customer support and software enhancements. The increase in services revenue was due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas and EMEA segments increased $14.7 million and $0.6 million, respectively, but decreased $1.5 million in the APAC segment in the second quarter of 2015 compared to the same quarter of 2014.

Hardware and other.  Hardware sales increased by $1.0 million to $7.1 million in the second quarter of 2015 compared to $6.1 million for the second quarter of 2014. The majority of hardware sales are derived from our Americas segment.  Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.  Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $4.9 million and $4.9 million for the quarters ended June 30, 2015 and 2014, respectively.

Cost of Revenue

	Three Months Ended June 30,
	2015	2014	% Change vs. Prior Year
Cost of license	$2,137	$1,848	16%
Cost of services	46,464	41,457	12%
Cost of hardware and other	10,163	9,265	10%
Total cost of revenue	$58,764	$52,570	12%

Cost of license.  Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $0.3 million in the second quarter of 2015 compared to the same quarter of 2014 primarily due to an increase in cost of royalties over the prior year.

Cost of services.  Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services.  The $5.0 million, or 12%, increase in cost of services in the quarter ended June 30, 2015 compared to the same quarter in the prior year was principally due to increased headcount to support business growth resulting in a $3.9 million increase in compensation and other personnel-related expenses and a $0.8 million increase in performance-based bonus expense.

Cost of hardware and other.  Cost of hardware increased by $0.8 million to $5.2 million in the second quarter of 2015 compared to $4.4 million in the same quarter of 2014. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $5.0 million and $4.9 million for the quarters ended June 30, 2015 and 2014, respectively.

Operating Expenses

	Three Months Ended June 30,
	2015	2014	% Change vs. Prior Year
	(in thousands)

Research and development	$13,257	$11,867	12%
Sales and marketing	11,889	12,848	-7%
General and administrative	11,927	11,256	6%
Depreciation and amortization	1,898	1,489	27%
Operating expenses	$38,971	$37,460	4%

Research and development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended June 30, 2015 increased by $1.4 million, or 12%, as compared to the same quarter of 2014. This increase is primarily driven by an increase of $0.8 million in compensation and other personnel-related expenses due to increased investment to develop the assets of Global Bay Mobile Technologies, Inc., which we acquired in August 2014.

Our principal research and development (R&D) activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory and Omni-Channel including point-of-sale and tablet retailing. The Manhattan Platform provides not only a sophisticated service oriented, architecture based framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions. For each of the quarters ended June 30, 2015 and 2014, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Sales and marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. The $1.0 million decrease in sales and marketing in the quarter ended June 30, 2015 compared to the same quarter in the prior year was principally due to a $0.7 million decrease in compensation and other personnel-related expense.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased by $0.7 million, or 6%, in the current year quarter compared to the same quarter in the prior year. The increase was primarily due to a $0.5 million increase in compensation and other personnel-related expenses.

Depreciation and amortization.  Depreciation expense for the second quarter of 2015 was $1.8 million compared to $1.5 million for the second quarter of 2014. Amortization expense associated with acquisitions for the three months ended June 30, 2015 and 2014 was immaterial.

Operating Income

Operating income for the second quarter of 2015 was $41.4 million compared to $32.5 million for the second quarter of 2014. Operating margins were 29.7% for the second quarter of 2015 versus 26.5% for the same quarter in the prior year. Operating income increased primarily due to strong revenue growth and expense management during the quarter.

Other Income and Income Taxes

	Three Months Ended June 30,
	2015	2014	% Change vs.

Other income, net	$359	$312	15%
Income tax provision	15,729	12,218	29%

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net remained flat in the second quarter of 2015 compared to the second quarter of 2014.

Income tax provision.  Our effective income tax rates were 37.7% and 37.2% for the quarters ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate for the three months ended June 30, 2015 is primarily due to increases in state tax rates.

Summary of the First Six Month of 2015 Condensed Consolidated Financial Results

•	Diluted earnings per share for the six months ended June 30, 2015 was $0.66, compared to $0.51 for the six months ended June 30, 2014.
•

Consolidated revenue for the six months ended June 30, 2015 was $272.6 million, compared to $236.1 million for the six months ended June 30, 2014. License revenue was $39.1 million for the six months ended June 30, 2015, compared to $35.1 million for the six months ended June 30, 2014.

•	Operating income was $78.2 million for the six months ended June 30, 2015, compared to $62.6 million for the six months ended June 30, 2014.
•	Cash flow from operations was $42.7 million in the six months ended June 30, 2015, compared to $21.0 million in the six months ended June 30, 2014.
•	Cash and investments on-hand was $108.4 million at June 30, 2015, compared to $124.4 million at December 31, 2014.
•

During the six months ended June 30, 2015, we repurchased 982,060 shares of Manhattan Associates common stock under the share repurchase program authorized by the Board of Directors, for a total investment of $51.5 million.

The results of our consolidated operations for the six months ended June 30, 2015 and 2014 are discussed below.

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2015	2014	Prior Year	2015	2014
	(in thousands)

Software license	$39,072	$35,096	11%	14%	15%
Services	208,547	180,432	16%	77%	76%
Hardware and other	25,013	20,565	22%	9%	9%
Total revenue	$272,632	$236,093	15%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue.  License revenue increased $4.0 million, or 11%, in the six months ended June 30, 2015 over the same period in the prior year. Our license revenue performance depends heavily on the number and relative value of large deals we close in the period. We completed eleven and seven large deals greater than $1.0 million in the six months ended June 30, 2015 and 2014, respectively. Due to the sluggish economic recovery in the United States and other geographic regions in which we operate, the sales cycle on these deals remains somewhat less predictable.

The license sales percentage mix across our product suite in the six months ended June 30, 2015 was approximately 55/45 of warehouse management solutions to non-warehouse management solutions, respectively.

Services revenue.  Services revenue increased $28.1 million, or 16%, in the six months ended June 30, 2015 compared to the same period in the prior year due to a $24.1 million increase in professional services revenue and a $4.0 million increase in customer support and software enhancements. The increase in services revenue was due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. In the six months ended June 30, 2015 compared to the same period in the prior year, services revenue for the Americas and EMEA segments increased $26.0 million and $4.0 million, respectively but decreased $1.9 million for APAC.

Hardware and other.  Hardware sales increased by $2.8 million, or 23%, to $14.8 million in the six months ended June 30, 2015 compared to $12.1 million for the same period in the prior year.  The majority of hardware sales are derived from our Americas segment.  Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.  Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $10.2 million and $8.5 million for the six months ended June 30, 2015 and 2014, respectively.

Cost of Revenue

	Six Months Ended June 30,
	2015	2014	% Change vs. Prior Year
Cost of license	$5,043	$3,461	46%
Cost of services	91,248	79,917	14%
Cost of hardware and other	20,710	16,744	24%
Total cost of revenue	$117,001	$100,122	17%

Cost of license.  Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $1.6 million, or 46%, in the six months ended June 30, 2015 compared to the same period in the prior year principally due to a $0.9 million increase in sales of third-party software and increased cost of royalties over the prior year.

Cost of services.  Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services.  The $11.3 million, or 14%, increase in cost of services in the six months ended June 30, 2015 compared to the same period in the prior year was principally due to a $8.9 million increase in compensation, other personnel-related and travel expenses resulting from increased headcount in our services organization to support ongoing growth of the business, and a $1.2 million increase in performance-based compensation expense.

Cost of hardware and other.  Cost of hardware increased by $2.2 million to approximately $10.6 million in the six months ended June 30, 2015 compared to $8.4 million in the same period of 2014. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $10.1 million and $8.3 million for the six months ended June 30, 2015 and 2014, respectively.

Operating Expenses

	Six Months Ended June 30,
	2015	2014	% Change vs.
	(in thousands)

Research and development	$26,813	$23,670	13%
Sales and marketing	23,736	24,868	-5%
General and administrative	23,165	21,905	6%
Depreciation and amortization	3,679	2,977	24%
Operating expenses	$77,393	$73,420	5%

Research and development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the six months ended June 30, 2015 increased by $3.1 million, or 13%, compared to the same period in 2014. This increase is primarily due to an increase of $1.7 million in compensation and other personnel-related expenses and an increase of $0.6 million in performance-based bonus expense. For each of the six months ended June 30, 2015 and 2014, we did not capitalize any research and development costs.

Sales and marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $1.1 million, or 5%, in the six months ended June 30, 2015 compared to the same period of the prior year. This decrease was mainly attributable to the decrease in compensation and other personnel-related expenses of $1.1 million offset by increases in other sales and marketing expenses.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased by $1.3 million, or 6%, during the six months ended June 30, 2015 compared to the same period in the prior year. The increase was primarily due to an increase of $1.0 million in compensation and other personnel-related expenses.

Depreciation and amortization.  Depreciation expense amounted to $3.5 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was immaterial.

Operating Income

Operating income for the six months ended June 30, 2015 was $78.2 million compared to $62.6 million for the same period in the prior year. Operating margins were 28.7% for the first six months of 2015 versus 26.5% for the same period in 2014. Operating income and margin increased primarily due to strong revenue growth and expense management during the six month period.

Other Income and Income Taxes

	Six Months Ended June 30,
	2015	2014	% Change vs. Prior Year

Other income, net	$621	$79	686%
Income tax provision	29,651	23,324	27%

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $0.5 million in the six months ended June 30, 2015 compared to the same period in 2014 primarily due to lower foreign currency losses related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Euro.

Income tax provision.  Our effective income tax rate was 37.6% and 37.2% for the six months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate for the six months ended June 30, 2015 is principally due to increases in state tax rates.

Liquidity and Capital Resources

In the first six month of 2015, we funded our business through cash flow generated from operations. Our cash and investments as of June 30, 2015 included $59.1 million held in the U.S. and $49.3 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate.  However, our current intent is to indefinitely reinvest these funds outside of the U.S. and we do not have a current cash requirement need to repatriate them to the U.S.

Our operating activities generated cash flow of approximately $42.7 million and $21.0 million for the six months ended June 30, 2015 and 2014, respectively.

Our investing activities used cash of approximately $5.3 million and $5.0 million during the six months ended June 30, 2015 and 2014, respectively. The primary uses of cash for investing activities for the six months ended June 30, 2015 were $5.8 million in capital expenditures. The primary use of cash for investing activities for the six months ended June 30, 2014 was $3.6 million in capital expenditures and $1.4 million in net purchases of short-term investments.

Our financing activities used cash of approximately $53.0 million and $50.6 million for the six months ended June 30, 2015 and 2014, respectively. The principal use of cash for financing activities for the six months ended June 30, 2015 was to purchase approximately $61.3 million of our common stock, including $9.8 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $0.5 million and a $7.8 million excess tax benefit from equity-based compensation. The principal use of cash for financing activities for the six months ended June 30, 2014 was to purchase approximately $58.3 million of our common stock, including $7.8 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $0.8 million and a $6.9 million excess tax benefit from equity-based compensation.

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

Critical Accounting Policies and Estimates

In the first six months of 2015, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended June 30, 2015. All repurchases related to the repurchase program were made on the open market.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that May Yet
	Number of	Price Paid	as Part of Publicly	Be Purchased Under
	Shares	per	Announced Plans	the Plans or
Period	Purchased(a)	Share(b)	or Programs	Programs
April 1 - April 30, 2015	35,961	$53.39	35,018	$48,080,064
May 1 - May 31, 2015	237,253	53.94	237,253	35,281,885
June 1 - June 30, 2015	186,126	56.39	186,126	24,785,755
Total	459,340		458,397

(a)

Includes 943 shares withheld for taxes due upon vesting of restricted stock in April. No shares withheld for taxes due upon vesting of restricted stock in May and June. These amounts do not include shares withheld for taxes due upon vesting of restricted stock units.

(b)

The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $54.87 in April. No shares withheld for taxes due upon vesting of restricted stock in May and June.

In July 2015, our Board of Directors approved raising our repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 10.1	Seventh Amendment to Lease Agreement between 2300 Windy Ridge LLC and the Registrant, dated April 29, 2015.
Exhibit 10.2

Settlement Agreement by and between the Registrant and Steven P. Smith, effective as of June 8, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on June 12, 2015).

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

MANHATTAN ASSOCIATES, INC.

Date:	July 28, 2015	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2015	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1	Seventh Amendment to Lease Agreement between 2300 Windy Ridge LLC and the Registrant, dated April 29, 2015.
Exhibit 10.2

Settlement Agreement by and between the Registrant and Steven P. Smith, effective as of June 8, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on June 12, 2015).

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