Form 10-Q
period 2015-09-30
MANHATTAN ASSOCIATES INC
filed 2015-10-26
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the Registrant’s class of capital stock outstanding as of October 20, 2015, the latest practicable date, is as follows: 73,064,283 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended September 30, 2015

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$109,029	$115,708
Short-term investments	10,117	8,730
Accounts receivable, net of allowance of $6,863 and $4,164, respectively	92,045	86,828
Deferred income taxes	9,352	9,900
Prepaid expenses and other current assets	11,092	8,695
Total current assets	231,635	229,861

Property and equipment, net	21,351	17,265
Goodwill, net	62,237	62,250
Deferred income taxes	260	270
Other assets	7,264	8,524
Total assets	$322,747	$318,170

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,095	$12,483
Accrued compensation and benefits	24,914	30,889
Accrued and other liabilities	12,258	12,501
Deferred revenue	65,180	58,968
Income taxes payable	7,204	7,974
Total current liabilities	119,651	122,815

Other non-current liabilities	12,733	13,332

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2015 and 2014	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 73,064,213 and 74,104,064 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	731	741
Retained earnings	201,673	191,305
Accumulated other comprehensive loss	(12,041)	(10,023)
Total shareholders' equity	190,363	182,023
Total liabilities and shareholders' equity	$322,747	$318,170

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Software license	$19,130	$16,945	$58,202	$52,041
Services	112,549	98,518	321,096	278,950
Hardware and other	10,625	10,145	35,638	30,710
Total revenue	142,304	125,608	414,936	361,701
Costs and expenses:
Cost of license	2,305	1,679	7,348	5,140
Cost of services	46,682	43,689	137,930	123,606
Cost of hardware and other	9,109	8,496	29,819	25,240
Research and development	13,589	12,236	40,402	35,906
Sales and marketing	10,904	11,476	34,640	36,344
General and administrative	14,058	10,856	37,223	32,761
Depreciation and amortization	1,977	1,675	5,656	4,652
Total costs and expenses	98,624	90,107	293,018	263,649
Operating income	43,680	35,501	121,918	98,052
Other income (loss), net	604	(55)	1,225	24
Income before income taxes	44,284	35,446	123,143	98,076
Income tax provision	16,387	13,106	46,038	36,430
Net income	$27,897	$22,340	$77,105	$61,646

Basic earnings per share	$0.38	$0.30	$1.05	$0.82
Diluted earnings per share	$0.38	$0.30	$1.04	$0.81

Weighted average number of shares:
Basic	73,259	74,687	73,616	75,255
Diluted	73,761	75,466	74,162	76,104

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$27,897	$22,340	$77,105	$61,646
Foreign currency translation adjustment	(1,891)	(1,697)	(2,018)	(420)
Comprehensive income	$26,006	$20,643	$75,087	$61,226

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net income	$77,105	$61,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,656	4,652
Equity-based compensation	11,087	6,967
Gain on disposal of equipment	(38)	(23)
Tax benefit of stock awards exercised/vested	8,435	7,395
Excess tax benefits from equity-based compensation	(8,413)	(7,359)
Deferred income taxes	712	122
Unrealized foreign currency loss (gain)	86	(36)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,609)	(17,147)
Other assets	(1,592)	(6,408)
Accounts payable, accrued and other liabilities	(8,444)	1,564
Income taxes	(602)	(2,442)
Deferred revenue	6,651	4,786
Net cash provided by operating activities	84,034	53,717

Investing activities:
Purchase of property and equipment	(9,619)	(6,676)
Net purchases of investments	(1,825)	(1,849)
Payment in connection with acquisition	-	(2,773)
Net cash used in investing activities	(11,444)	(11,298)

Financing activities:
Purchase of common stock	(86,839)	(73,706)
Proceeds from issuance of common stock from options exercised	568	1,014
Excess tax benefits from equity-based compensation	8,413	7,359
Net cash used in financing activities	(77,858)	(65,333)

Foreign currency impact on cash	(1,411)	(345)

Net change in cash and cash equivalents	(6,679)	(23,259)
Cash and cash equivalents at beginning of period	115,708	124,375
Cash and cash equivalents at end of period	$109,029	$101,116

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $5.2 million and $5.4 million for the three months ended September 30, 2015 and 2014, respectively, and $15.4 million and $13.9 million for the nine months ended September 30, 2015 and 2014, respectively.

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

At September 30, 2015, the Company’s cash, cash equivalents, and short-term investments balances were $70.1 million, $38.9 million, and $10.1 million, respectively. The Company currently has no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. The Company uses

Notes to Condensed Consolidated Financial Statements

(Unaudited)

quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At both September 30, 2015 and December 31, 2014, the Company had $30.4 million in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has no investments classified as Level 2 or Level 3.

4.	Equity-Based Compensation

The Company granted 222,601 and 34,143 restricted stock and restricted stock units (collectively “restricted stock awards”) during the three months ended September 30, 2015 and 2014, respectively, and 576,882 and 390,070 restricted stock awards during the nine months ended September 30, 2015 and 2014, respectively. The Company recorded equity-based compensation expense related to restricted stock awards of $5.3 million and $2.3 million during the three months ended September 30, 2015 and 2014, respectively, and $11.1 million and $7.0 million during the nine months ended September 30, 2015 and 2014, respectively.

A summary of changes in unvested shares/units for the nine months ended September 30, 2015 is as follows:

Number of shares/units
Outstanding at December 31, 2014	1,346,062
Granted	576,882
Vested	(637,310)
Forfeited	(69,154)
Outstanding at September 30, 2015	1,216,480

No amounts were recorded for equity-based compensation expense related to stock options during the three and nine months ended September 30, 2015 and 2014 as all stock options vested prior to 2014.  The Company does not currently grant stock options.

A summary of changes in outstanding options for the nine months ended September 30, 2015 is as follows:

Number of Options
Outstanding at December 31, 2014	153,764
Exercised	(113,352)
Forfeited and expired	-
Outstanding at September 30, 2015	40,412

5.	Income Taxes

The Company’s effective tax rate was 37.0% for both the three months ended September 30, 2015 and 2014, and 37.4% and 37.1% for the nine months ended September 30, 2015 and 2014, respectively.  The increase in the effective tax rate for the nine months ended September 30, 2015 was primarily due to increases in state tax rates.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification (ASC 740). For the three months ended September 30, 2015, there was an increase of $0.2 million to the Company’s uncertain tax positions primarily due to increased reserves for certain state tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$27,897	$22,340	$77,105	$61,646
Earnings per share:
Basic	$0.38	$0.30	$1.05	$0.82
Effect of CESs	-	-	(0.01)	(0.01)
Diluted	$0.38	$0.30	$1.04	$0.81

Weighted average number of shares:
Basic	73,259	74,687	73,616	75,255
Effect of CESs	502	779	546	849
Diluted	73,761	75,466	74,162	76,104

There were no anti-dilutive CESs during 2015 and 2014.

7.	Contingencies

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

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reportable segments. The royalties, which totaled approximately $0.5 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $2.1 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively,

Notes to Condensed Consolidated Financial Statements

(Unaudited)

are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas’ costs are all research and development costs including the costs associated with the Company’s India operations.

The following table presents the revenues, expenses and operating income by reportable segment for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015				2014
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
License	$16,977	$1,347	$806	$19,130	$15,650	$589	$706	$16,945
Services	93,513	14,700	4,336	112,549	78,452	13,139	6,927	98,518
Hardware and other	9,628	782	215	10,625	9,317	525	303	10,145
Total revenue	120,118	16,829	5,357	142,304	103,419	14,253	7,936	125,608

Costs and Expenses:
Cost of revenue	47,305	7,891	2,900	58,096	42,970	7,312	3,582	53,864
Operating expenses	34,630	2,893	1,028	38,551	30,168	3,242	1,158	34,568
Depreciation and amortization	1,776	136	65	1,977	1,531	82	62	1,675
Total costs and expenses	83,711	10,920	3,993	98,624	74,669	10,636	4,802	90,107
Operating income	$36,407	$5,909	$1,364	$43,680	$28,750	$3,617	$3,134	$35,501

	Nine Months Ended September 30,
	2015				2014
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$49,754	$6,995	$1,453	$58,202	$41,606	$6,660	$3,775	$52,041
Services	264,288	43,404	13,404	321,096	223,240	37,854	17,856	278,950
Hardware and other	33,189	1,910	539	35,638	28,561	1,329	820	30,710
Total revenue	347,231	52,309	15,396	414,936	293,407	45,843	22,451	361,701

Costs and Expenses:
Cost of revenue	140,957	25,437	8,703	175,097	121,004	22,339	10,643	153,986
Operating expenses	98,424	10,564	3,277	112,265	90,154	11,361	3,496	105,011
Depreciation and amortization	5,047	361	248	5,656	4,239	229	184	4,652
Total costs and expenses	244,428	36,362	12,228	293,018	215,397	33,929	14,323	263,649
Operating income	$102,803	$15,947	$3,168	$121,918	$78,010	$11,914	$8,128	$98,052

License revenues related to the Company’s warehouse and non-warehouse product groups for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Warehouse	$13,140	$8,876	$35,060	$28,917
Non-Warehouse	5,990	8,069	23,142	23,124
Total software license revenue	$19,130	$16,945	$58,202	$52,041

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Professional services	$80,994	$69,398	$230,201	$194,522
Customer support and software enhancements	31,555	29,120	90,895	84,428
Total services revenue	$112,549	$98,518	$321,096	$278,950

9.	New Accounting Pronouncement

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

In August 2015, the FASB issued an Accounting Standards Update (ASU) deferring the effective date of the new revenue recognition standard by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016.  We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

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

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to expectations about global macroeconomic trends and industry developments, plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “may,” “expect,” “forecast,” “anticipate,” “intend,” “plan,” “believe,” “could,” “seek,” “project,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2014. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014.

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

In the three and nine months ended September 30, 2015, we generated $142.3 million and $414.9 million in total revenue, respectively, with a revenue mix of: license revenue 13%; services revenue 79%; and hardware and other revenue 8% for the three months ended September 30, 2015, and license revenue 14%; services revenue 77%; and hardware and other revenue 9% for the nine months ended September 30, 2015.

The Company has three geographic reportable segments: the Americas, Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC).  Geographic revenue is based on the location of the sale. Our international revenue was approximately $37.5 million and $99.8 million for the three and nine months ended September 30, 2015, respectively, which represents approximately 26% and 24% of our total revenue for the three and nine months ended September 30, 2015, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2015, we employed approximately 2,900 employees worldwide, of which 1,400 employees are based in the Americas, 200 in EMEA, and 1,300 in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and nine months ended September 30, 2015, approximately 74% and 76%, respectively, of our total revenue was generated in the United States, 12% and 13%, respectively, in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc., an information technology research and advisory company, estimates that nearly 76% of every supply chain software solutions dollar invested is spent in the United States (53%) and Western Europe (23%); consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

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

In October 2015, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update lowering its previous 2015 world economic growth forecast to about 3.1 percent. The WEO update noted that:

prospects across the main countries and regions remain uneven. Relative to last year, growth in advanced economies is expected to pick up slightly, while it is projected to decline in emerging market and developing economies. With declining commodity prices, depreciating emerging market currencies, and increasing financial market volatility, downside risks to the outlook have risen, particularly for emerging market and developing economies. Global activity is projected to gather some pace in 2016. In advanced economies, the modest recovery that started in 2014 is projected to strengthen further. In emerging market and developing economies, the outlook is projected to improve: in particular, growth in countries in economic distress in 2015 (including Brazil, Russia, and some countries in Latin America and in the Middle East), while remaining weak or negative, is projected to be higher next year, more than offsetting the expected gradual slowdown in China.

The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 2.0 percent in 2015 and 2.2 percent in 2016, while the emerging and developing economies would grow at about 4.0 percent in 2015 and 4.5 percent in 2016.

During 2014 and continuing into 2015, the overall trend has been steady for our large license deals, with recognized license revenue of $1.0 million or greater on fifteen new contracts during 2014 as well as fifteen new contracts in the nine months ended September 30, 2015.  While we are encouraged by our results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be well below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it difficult to forecast sales cycles for our products and the timing of large enterprise software license deals.

Revenue

License revenue.  License revenue, a leading indicator of our business, is primarily derived from software license fees customers pay for supply chain solutions. License revenue totaled $19.1 million, or 13% of total revenue, with gross margins of 88.0% for the three months ended September 30, 2015, and $58.2 million, or 14% of total revenue, with gross margin of 87.4% for the nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, the percentage mix of new to existing customers was approximately 40/60.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.0 million of license revenue in the third quarter of 2015 equates to approximately one cent of diluted earnings per share impact.

Our software solutions are singularly focused on core supply chain operations (Warehouse Management, Transportation Management, Labor Management), Inventory optimization and Omni-channel operations (e-commerce, retail store operations and point of sale), which are intensely competitive markets characterized by rapid technological change. We are a market leader in the supply chain management software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our license revenues faster than our competitors through investment in innovation. We expect to continue to face increased competition from Enterprise Resource Planning (ERP) and Supply Chain Management applications vendors and business application software vendors that may broaden their solution offerings by internally developing, or by acquiring or partnering with independent developers of supply chain planning and execution software. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

Services revenue.  Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (CSSE). Services revenue totaled $112.5 million, or 79% of total revenue, with gross margins of 58.5% for the three months ended September 30, 2015, and $321.1 million, or 77% of total revenue, with gross margins of 57.0% for the nine months ended September 30, 2015. Professional services accounted for approximately 72% of total services revenue in both the three and nine months ended September 30, 2015. Our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue.  While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At September 30, 2015, our professional services organization totaled approximately 1,900 employees, accounting for 66% of our total employees worldwide.  Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions.  To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades.  We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.  Our CSSE revenues totaled $31.6 million and $90.9 million for the three and nine months ended September 30, 2015, respectively, representing approximately 28% of services revenue and approximately 22% of total revenue for both periods. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers; and (4) fluctuations in currency rates.  Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%.  CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.  CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $10.6 million, representing 8% of total revenue with gross margins of 14.3% for the three months ended September 30, 2015, and $35.6 million, representing 9% of total revenue with gross margin of 16.3% for the nine months ended September 30, 2015. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discounted prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $5.2 million and $15.4 million for the three and nine months ended September 30, 2015, respectively.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our research and development expenses were $13.6 million and $40.4 million for the three and nine months ended September 30, 2015, respectively. At September 30, 2015, our R&D organization totaled approximately 670 employees, located in the U.S. and India.

We expect to continue to focus our R&D resources on the development and enhancement of our core supply chain, inventory optimization, omni-channel and point of sale software solutions.  We offer what we believe to be the broadest solution portfolio in the supply chain solutions marketplace, to address all aspects of inventory optimization, transportation management, distribution management, planning, and omni-channel operations including order management, store inventory & fulfillment, call center and point of sale.

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

Cash Flow and Financial Condition

For the three and nine months ended September 30, 2015, we generated cash flow from operating activities of $41.3 million and $84.0 million, respectively. Our cash, cash equivalents, and investments at September 30, 2015 totaled $119.1 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 1,381,375 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the nine months ended September 30, 2015. In October 2015, our Board of Directors approved raising the Company's remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

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

Results of Operations

The following table summarizes our consolidated results for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)

Revenue	$142,304	$125,608	$414,936	$361,701
Costs and expenses	98,624	90,107	293,018	263,649
Operating income	43,680	35,501	121,918	98,052
Other income (loss), net	604	(55)	1,225	24
Income before income taxes	44,284	35,446	123,143	98,076
Net income	$27,897	$22,340	$77,105	$61,646
Diluted earnings per share	$0.38	$0.30	$1.04	$0.81
Diluted weighted average number of shares	73,761	75,466	74,162	76,104

The Company has three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During the three and nine months ended September 30, 2015 and 2014, we derived the majority of our revenues from sales to customers within our Americas segment. The following table summarizes revenue and operating profit by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change vs. Prior Year	2015	2014	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Software license
Americas	$16,977	$15,650	8%	$49,754	$41,606	20%
EMEA	1,347	589	129%	6,995	6,660	5%
APAC	806	706	14%	1,453	3,775	-62%
Total software license	19,130	16,945	13%	58,202	52,041	12%

Services
Americas	93,513	78,452	19%	264,288	223,240	18%
EMEA	14,700	13,139	12%	43,404	37,854	15%
APAC	4,336	6,927	-37%	13,404	17,856	-25%
Total services	112,549	98,518	14%	321,096	278,950	15%

Hardware and Other
Americas	9,628	9,317	3%	33,189	28,561	16%
EMEA	782	525	49%	1,910	1,329	44%
APAC	215	303	-29%	539	820	-34%
Total hardware and other	10,625	10,145	5%	35,638	30,710	16%

Total Revenue
Americas	120,118	103,419	16%	347,231	293,407	18%
EMEA	16,829	14,253	18%	52,309	45,843	14%
APAC	5,357	7,936	-32%	15,396	22,451	-31%
Total revenue	$142,304	$125,608	13%	$414,936	$361,701	15%

Operating income:
Americas	$36,407	$28,750	27%	$102,803	$78,010	32%
EMEA	5,909	3,617	63%	15,947	11,914	34%
APAC	1,364	3,134	-56%	3,168	8,128	-61%
Total operating income	$43,680	$35,501	23%	$121,918	$98,052	24%

Summary of the Third Quarter 2015 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.38 in the third quarter of 2015, compared to $0.30 in the third quarter of 2014.
•

Consolidated total revenue was $142.3 million in the third quarter of 2015, compared to $125.6 million in the third quarter of 2014. License revenue was $19.1 million in the third quarter of 2015, compared to $16.9 million in the third quarter of 2014.

•	Operating income was $43.7 million in the third quarter of 2015, compared to $35.5 million in the third quarter of 2014.
•

Cash flow from operations was $41.3 million in the third quarter of 2015, compared to $32.7 million in the third quarter of 2014. Days Sales Outstanding was 60 days at September 30, 2015, compared to 54 days at June 30, 2015.

•	Cash and investments on-hand was $119.1 million at September 30, 2015, compared to $108.4 million at June 30, 2015.

•

During the three months ended September 30, 2015, we repurchased 399,315 shares of Manhattan Associates common stock under the share repurchase program authorized by our Board of Directors, for a total investment of $25.0 million. In October 2015, our Board of Directors approved raising our share repurchase authority to an aggregate of $50.0 million of our outstanding common stock.

The consolidated results of our operations for the third quarters of 2015 and 2014 are discussed below.

Revenue

	Three Months Ended September 30,
			% Change vs.	% of Total Revenue
	2015	2014	Prior Year	2015	2014
	(in thousands)

Software license	$19,130	$16,945	13%	13%	14%
Services	112,549	98,518	14%	79%	78%
Hardware and other	10,625	10,145	5%	8%	8%
Total revenue	$142,304	$125,608	13%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue.  License revenue increased $2.2 million, or 13%, in the third quarter of 2015 compared to the same quarter in the prior year. We recognized license revenue of $1.0 million or greater on four new separate contracts in the third quarter of 2015. The license sales percentage mix across our product suite in the third quarter ended September 30, 2015 was approximately 70/30 of warehouse management solutions to non-warehouse management solutions.

Services revenue.  Services revenue increased $14.0 million, or 14%, in the third quarter of 2015 compared to the same quarter in the prior year due to a $11.6 million increase in professional services revenue and a $2.4 million increase in customer support and software enhancements. The increase in services revenue was due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. Services revenue for the Americas and EMEA segments increased $15.1 million and $1.5 million, respectively, but services revenue for the APAC decreased $2.6 million in the third quarter of 2015 compared to the same quarter of 2014.

Hardware and other.  Hardware sales increased by $0.8 million to $5.5 million in the third quarter of 2015 compared to $4.7 million for the third quarter of 2014. The majority of hardware sales are derived from our Americas segment.  Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.  Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $5.2 million and $5.4 million for the quarters ended September 30, 2015 and 2014, respectively.

Cost of Revenue

	Three Months Ended September 30,
	2015	2014	% Change vs. Prior Year
Cost of license	$2,305	$1,679	37%
Cost of services	46,682	43,689	7%
Cost of hardware and other	9,109	8,496	7%
Total cost of revenue	$58,096	$53,864	8%

Cost of license.  Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $0.6 million in the third quarter of 2015 compared to the same quarter of 2014 primarily due to increased sales of third-party software.

Cost of services.  Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services.  The $3.0 million, or 7%, increase in cost of services in the quarter ended September 30, 2015 compared to the same quarter in the prior year was principally due to increased headcount to support business growth resulting in a $2.6 million increase in compensation and other personnel-related expenses.

Cost of hardware and other.  Cost of hardware and other increased by $0.6 million to $9.1 million in the third quarter of 2015 compared to $8.5 million in the same quarter of 2014. Cost of hardware and other includes professional services billed travel expenses ewreimbursed by customers of approximately $5.1 million and $5.4 million for the quarters ended September 30, 2015 and 2014, respectively.

Operating Expenses

	Three Months Ended September 30,
	2015	2014	% Change vs. Prior Year
	(in thousands)

Research and development	$13,589	$12,236	11%
Sales and marketing	10,904	11,476	-5%
General and administrative	14,058	10,856	29%
Depreciation and amortization	1,977	1,675	18%
Operating expenses	$40,528	$36,243	12%

Research and development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended September 30, 2015 increased by $1.4 million, or 11%, as compared to the same quarter of 2014. This increase was primarily driven by $0.9 million in additional compensation and other personnel-related expenses and performance-based bonus expense.

Our principal research and development (R&D) activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omni-Channel including point-of-sale and tablet retailing. The Manhattan Platform provides not only a sophisticated service oriented, architecture based framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions. For each of the quarters ended September 30, 2015 and 2014, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Sales and marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. The $0.6 million decrease in sales and marketing in the quarter ended September 30, 2015 compared to the same quarter in the prior year was principally due to a decrease in performance-based compensation expense.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased by $3.2 million, or 29%, in the current year quarter compared to the same quarter in the prior year. The increase was primarily due to a $2.3 million increase in compensation and other personnel-related expenses as well as increases in temporary contracted personnel and professional fees.

Depreciation and amortization.  Depreciation expense for the third quarter of 2015 was $1.9 million compared to $1.6 million for the third quarter of 2014. Amortization expense associated with acquisitions for the three months ended September 30, 2015 and 2014 was immaterial.

Operating Income

Operating income for the third quarter of 2015 was $43.7 million compared to $35.5 million for the third quarter of 2014. Operating margins were 30.7% for the third quarter of 2015 versus 28.3% for the same quarter in the prior year. Operating income increased primarily due to strong revenue growth and expense management during the quarter.

Other Income and Income Taxes

	Three Months Ended September 30,
	2015	2014	% Change vs.

Other income (loss), net	$604	$(55)	N/M
Income tax provision	16,387	13,106	25%

N/M – Not meaningful

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $0.7 million in the third quarter of 2015 compared to the third quarter of 2014 primarily due to a $0.6 million increase in foreign currency gains related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee.

Income tax provision.  Our effective income tax rates were both 37.0% for the quarters ended September 30, 2015 and 2014.

Summary of the First Nine Month of 2015 Condensed Consolidated Financial Results

•	Diluted earnings per share for the nine months ended September 30, 2015 was $1.04, compared to $0.81 for the nine months ended September 30, 2014.
•

Consolidated revenue for the nine months ended September 30, 2015 was $414.9 million, compared to $361.7 million for the nine months ended September 30, 2014. License revenue was $58.2 million for the nine months ended September 30, 2015, compared to $52.0 million for the nine months ended September 30, 2014.

•	Operating income was $121.9 million for the nine months ended September 30, 2015, compared to $98.1 million for the nine months ended September 30, 2014.
•	Cash flow from operations was $84.0 million in the nine months ended September 30, 2015, compared to $53.7 million in the nine months ended September 30, 2014.
•	Cash and investments on-hand was $119.1 million at September 30, 2015, compared to $124.4 million at December 31, 2014.
•

During the nine months ended September 30, 2015, we repurchased 1,381,375 shares of Manhattan Associates common stock under the share repurchase program authorized by our Board of Directors, for a total investment of $76.5 million.

The results of our consolidated operations for the nine months ended September 30, 2015 and 2014 are discussed below.

	Nine Months Ended September 30,
			% Change vs.	% of Total Revenue
	2015	2014	Prior Year	2015	2014
	(in thousands)

Software license	$58,202	$52,041	12%	14%	14%
Services	321,096	278,950	15%	77%	77%
Hardware and other	35,638	30,710	16%	9%	9%
Total revenue	$414,936	$361,701	15%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue.  License revenue increased $6.2 million, or 12%, in the nine months ended September 30, 2015 over the same period in the prior year. Our license revenue performance depends heavily on the number and relative value of large deals we close in the period. We recognized fifteen and eleven new separate contracts greater than $1.0 million in the nine months ended September 30, 2015 and 2014, respectively. Due to the sluggish economic recovery in the United States and other geographic regions in which we operate, the sales cycle on these deals remains somewhat less predictable.

The license sales percentage mix across our product suite in the nine months ended September 30, 2015 was approximately 60/40 of warehouse management solutions to non-warehouse management solutions, respectively.

Services revenue.  Services revenue increased $42.1 million, or 15%, in the nine months ended September 30, 2015 compared to the same period in the prior year due to a $35.7 million increase in professional services revenue and a $6.4 million increase in customer support and software enhancements. The increase in services revenue was due to customer-specific initiatives in conjunction with customer upgrade activity and large license deals signed. In the nine months ended September 30, 2015 compared to the same period in the prior year, services revenue for the Americas and EMEA segments increased $41.0 million and $5.6 million, respectively but decreased $4.5 million for APAC.

Hardware and other.  Hardware sales increased by $3.5 million, or 21%, to $20.3 million in the nine months ended September 30, 2015 compared to $16.8 million for the same period in the prior year.  The majority of hardware sales are derived from our Americas segment.  Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.  Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $15.4 million and $13.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Cost of Revenue

	Nine Months Ended September 30,
	2015	2014	% Change vs. Prior Year
Cost of license	$7,348	$5,140	43%
Cost of services	137,930	123,606	12%
Cost of hardware and other	29,819	25,240	18%
Total cost of revenue	$175,097	$153,986	14%

Cost of license.  Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $2.2 million, or 43%, in the nine months ended September 30, 2015 compared to the same period in the prior year principally due to a $1.3 million increase in expenses related to sales of third-party software, increased cost of royalties, and increased hosting-related expenses.

Cost of services.  Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services.  The $14.3 million, or 12%, increase in cost of services in the nine months ended September 30, 2015 compared to the same period in the prior year was principally due to an $11.5 million increase in compensation, other personnel-related and travel expenses, a $2.1 million increase in performance-based compensation expense and a $0.6 million increase in computer costs. These increases mainly resulted from increased headcount in our services organization to support ongoing growth of the business.

Cost of hardware and other.  Cost of hardware and other increased by $4.6 million to approximately $29.8 million in the nine months ended September 30, 2015 compared to $25.2 million in the same period of 2014. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $15.3 million and $13.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Operating Expenses

	Nine Months Ended September 30,
	2015	2014	% Change vs.
	(in thousands)

Research and development	$40,402	$35,906	13%
Sales and marketing	34,640	36,344	-5%
General and administrative	37,223	32,761	14%
Depreciation and amortization	5,656	4,652	22%
Operating expenses	$117,921	$109,663	8%

Research and development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the nine months ended September 30, 2015 increased by $4.5 million, or 13%, compared to the same period in 2014. This increase was primarily due to an increase of $2.6 million in compensation and other personnel-related expenses, an increase of $1.0 million in performance-based bonus expense and an increase of $0.7 million in temporary contracted personnel. These increases were mainly due to increased investment to develop the assets of Global Bay Mobile Technologies, Inc., which we acquired in August 2014. For each of the nine months ended September 30, 2015 and 2014, we did not capitalize any research and development costs.

Sales and marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $1.7 million, or 5%, in the nine months ended September 30, 2015 compared to the same period of the prior year. This decrease was mainly attributable to a $1.6 million decrease in performance-based compensation expense and a $0.9 million decrease in compensation and other personnel-related expenses, partially offset by a $0.8 million increase in marketing expenses. The decrease in performance-based compensation expense was mainly due to the timing different between the accrual of commission expense and recognition of revenue. The decrease in compensation and other personnel-related expenses was mainly due to decreased headcount.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased by $4.5 million, or 14%, during the nine months ended September 30, 2015 compared to the same period in the prior year. The increase was primarily due to an increase of $3.4 million in compensation and other personnel-related expenses and an increase of $1.0 million in professional fees.

Depreciation and amortization.  Depreciation expense amounted to $5.3 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was immaterial.

Operating Income

Operating income for the nine months ended September 30, 2015 was $121.9 million compared to $98.1 million for the same period in the prior year. Operating margins were 29.4% for the first nine months of 2015 versus 27.1% for the same period in 2014. Operating income and margin increased primarily due to strong revenue growth and expense management during the nine month period.

Other Income and Income Taxes

	Nine Months Ended September 30,
	2015	2014	% Change vs. Prior Year

Other income, net	$1,225	$24	N/M
Income tax provision	46,038	36,430	26%

N/M – Not meaningful

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $1.2 million in the nine months ended September 30, 2015 compared to the same period in 2014 primarily related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee. We recorded net foreign gains of $0.1 million during the nine months ended September 30, 2015, whereas we had net foreign currency losses of $0.9 million for the nine months ended September 30, 2014.

Income tax provision.  Our effective income tax rate was 37.4% and 37.1% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the effective tax rate for the nine months ended September 30, 2015 is principally due to increases in state tax rates.

Liquidity and Capital Resources

In the first nine month of 2015, we funded our business through cash flow generated from operations. Our cash and investments as of September 30, 2015 included $75.4 million held in the U.S. and $43.7 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate.  However, our current intent is to indefinitely reinvest these funds outside of the U.S. and we do not have a current cash requirement need to repatriate them to the U.S.

Our operating activities generated cash flow of approximately $84.0 million and $53.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Our investing activities used cash of approximately $11.4 million and $11.3 million during the nine months ended September 30, 2015 and 2014, respectively. The primary uses of cash for investing activities for the nine months ended September 30, 2015 were $9.6 million in capital expenditures and $1.8 million in net purchases of short-term investments. The primary use of cash for investing activities for the nine months ended September 30, 2014 were $6.7 million in capital expenditures, $2.8 million payment in connection with the asset acquisition of Global Bay Mobile Technologies, Inc. in August 2014 and $1.8 million in net purchases of short-term investments.

Our financing activities used cash of approximately $77.9 million and $65.3 million for the nine months ended September 30, 2015 and 2014, respectively. The principal use of cash for financing activities for the nine months ended September 30, 2015 was to purchase approximately $86.8 million of our common stock, including $10.3 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $0.6 million and a $8.4 million excess tax benefit from equity-based compensation. The principal use of cash for financing activities for the nine months ended September 30, 2014 was to purchase approximately $73.7 million of our common stock, including $8.0 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $1.0 million and a $7.4 million excess tax benefit from equity-based compensation.

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

Critical Accounting Policies and Estimates

In the first nine months of 2015, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended September 30, 2015. All repurchases related to the repurchase program were made on the open market.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that May Yet
	Number of	Price Paid	as Part of Publicly	Be Purchased Under
	Shares	per	Announced Plans	the Plans or
Period	Purchased(a)	Share(b)	or Programs	Programs
July 1 - July 31, 2015	40,759	$65.77	40,279	$47,348,087
August 1 - August 31, 2015	217,750	63.99	217,533	33,428,960
September 1 - September 30, 2015	147,186	59.47	141,503	24,999,911
Total	405,695		399,315

(a)

Includes 480, 217 and 5,683 shares withheld for taxes due upon vesting of restricted stock in July, August and September, respectively. These amounts do not include shares withheld for taxes due upon vesting of restricted stock units.

(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $60.12, $64.65 and $56.97 in July, August and September.

In October 2015, our Board of Directors approved raising our repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

MANHATTAN ASSOCIATES, INC.

Date:	October 23, 2015	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 23, 2015	/s/ Dennis B. Story
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