Form 10-K
period 2015-12-31
MANHATTAN ASSOCIATES INC
filed 2016-02-05
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2015 was $4,379,735,575, which was calculated based upon a closing sales price of $59.65 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of January 31, 2016, the Registrant had outstanding 72,998,434 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2016 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

Exhibit 21.1 List of Subsidiaries

Exhibit 23.1 Consent of Ernst & Young LLP

Exhibit 31.1 Section 302 Certification of Principal Executive Officer

Exhibit 31.2 Section 302 Certification of Principal Financial Officer

Exhibit 32 Section 906 Certification of CEO and CFO

Exhibit 101

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to expectations about global macroeconomic trends and industry developments, plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this Annual Report, the words “may,” “expect,” “forecast,” “anticipate,” “intend,” “plan,” “believe,” “could,” “seek,” “project,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect opinions only as of the date of this Annual Report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Some of the factors that could cause actual results to differ materially from the results discussed in forward-looking statements include:

•	economic, political and market conditions;
•	ability to attract and retain highly skilled employees;
•	competition;
•	our dependence on a single line of business, as well as our dependence on generating license revenue to drive business;
•	risks associated with large system implementations;
•	the requirement to maintain high quality professional service capabilities;
•	possible compromises of our data protection and IT security measures;
•	the risks of international operations, including foreign currency exchange risk;
•	the possibility that research and developments investments may not yield sufficient returns;
•	possible liability to customers if our products fail;
•	undetected errors or “bugs” in our software;
•	the long sales cycle associated with our products;
•	the difficulty of predicting operating results;
•	the need to continually improve our technology;
•	risks associated with managing growth;
•	reliance on third party and open source software;
•	the need for our products to interoperate with other systems;
•	the need to protect our intellectual property, and our exposure to intellectual property claims of others; and
•	other risks described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report.

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

Specifically, Manhattan Associates solutions help our customers in three distinct areas of their business:

•

Supply Chain - Manhattan solutions provide companies across industries the tools needed to manage distribution and optimize transportation costs throughout the entire network.  Manhattan provides shippers the most comprehensive transportation management solutions in the market.  This includes moving freight via the most cost-effective means possible while also meeting service level expectations.  Likewise, Manhattan’s Warehouse Management solutions are widely regarded as industry-leading systems designed to optimize productivity and throughput in distribution centers and warehouses around the world.

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

Manhattan Associates’ Software Solution Portfolios

Our portfolio of solutions takes a platform-based approach to the following key areas.  This approach implies a single, holistic technology architecture that provides customers with three major benefits:

•

Cross-Functional Business Solutions - By virtue of shared data, taxonomy and interfaces, a platform solution enables the organization to tackle business challenges that might otherwise be too technically daunting to achieve.  For instance, the ability to apportion freight, labor, inventory handling and overhead costs across the supply chain to determine an item’s total cost to serve for an end customer normally requires a massive integration and harmonization effort.  With a platform like Manhattan’s, this is simply another module that taps into a readily available pool of data in the supply chain and inventory solutions.

•

Total Cost of Ownership - A single set of tools to administrate security, resource management, system configuration and integration across all three functional disciplines allows for economies of scale within IT departments.  The use of standard technologies, development tools and languages also ensures needed technical skills are readily available in the marketplace.

•

The Power of Shared Components - When an organization has multiple disparate systems, there are frequently redundant capabilities found across the enterprise.  Examples include yard management, parcel shipping and inventory visibility.  The consequences of duplicate systems range from the simple confusion brought on by different naming conventions to the expensive and complex data becoming out of sync, resulting in missed appointments, chargebacks and other issues.

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

Omni-Channel Solutions

As omni-channel retail has placed new demands on organizations, it has also created new software solution needs.  These demands range from the ability to leverage inventory across the entire network to meet any demand, to providing store associates and call center representatives the means to take advantage of the available inventory.

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

We believe our Professional Services team delivers deep supply chain and enterprise commerce domain expertise to our customers through industry-specific “best-practices” protocols and processes developed through the collective knowledge we have gained from 26 years of implementing our supply chain solutions worldwide. We also extensively train our consulting personnel on enterprise commerce operations and on our solutions.

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

Customer Support Services and Software Enhancements

We offer a comprehensive program that provides our customers with software upgrades for additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Over the past three years, our annual renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. We are able to remotely access customer systems to perform diagnostics, provide on-line assistance, and facilitate software upgrades. We offer 24-

hour customer support every day of the year, plus software upgrades for an annual fee that is paid in advance and is based on the solutions the customer has and the service level required. Software upgrades are provided under this program on a when-and-if- available basis.

Training and Change Management Services

We offer training and change management services for new and existing users, enabling our customers to align systems, people and processes. Services provided by our Manhattan training experts cover a wide range of support from the intended design to the front-line of the customer’s business, including critical end-user adoption with hands-on, live training in a virtualized Manhattan software environment. These programs are provided at fixed fees per-person, per-class. In addition, several computer-based training programs can be purchased for a fixed fee for use at client sites.

Manhattan Training and Change Management Services are offered under six categories: Role-Based Training Paths, Comprehensive Training Programs, Change Management Services, Individual Product Training Courses, End-User Enablement and Knowledge Resources.

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

Strategic Alliances and Indirect Sales Channels. We currently sell our products primarily through our direct sales personnel, and through partnership agreements with a select number of organizations in emerging markets where we do not currently have a direct sales presence. We have worked on joint projects and joint sales initiatives with industry-leading consultants and software systems implementers, including most of the large consulting firms specializing in our targeted industries, to supplement our direct sales force and professional services organization. We expand our indirect sales channels through reseller agreements, marketing agreements, and agreements with third-party logistics providers. These alliances extend our market coverage and provide us with new business leads and access to trained implementation personnel.

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

Our Manhattan Value Partner (Manhattan MVP™) and Manhattan GeoPartner™ programs foster joint sales and marketing with other organizations. Manhattan Value Partners are proven software and hardware providers, trusted third-party integrators and consultants who bring added value to customer engagements through vertical industry knowledge or technical specialization. Manhattan MVPs support and complement our supply chain solutions so we can provide customers with a comprehensive approach that is suited to their business requirements. This collaborative program is designed to benefit both Manhattan and our partners through tailored joint marketing, sales and, in some cases, co-development efforts. Among others, Manhattan MVPs include IBM, Deloitte, Kurt Salmon, Microsoft, Cap Gemini and Intel. Manhattan GeoPartners represent a select group of companies that sell and implement our solutions in specific geographies around the world, each providing valuable localized expertise to meet customer needs in areas such as Western Europe, Eastern Europe, Russia, the Middle East, Latin America, Africa, and the Asia Pacific region.

Customers

To date, our customers have been suppliers, manufacturers, distributors, retailers, and logistics providers in a variety of industries. Our top five customers (new or pre-existing) in the aggregate accounted for 8%, 10%, and 11% of total revenue for the years ended December 31, 2015, 2014, and 2013, respectively. No single customer accounted for more than 10% of our total revenue in 2015, 2014, or 2013.

Product Development

We focus our development efforts on new product innovation and adding new functionality to existing solutions, integrating our various solution offerings, enhancing the operability of our solutions across our Process Platform and across distributed and alternative hardware platforms, operating systems, and database systems. We believe that our future success depends, in part, on our ability to continue to enhance existing solutions, to respond to dynamically changing customer requirements, and to develop new or enhanced solutions that incorporate new technological developments and emerging supply chain and industry standards. To that end, development frequently focuses on base system enhancements and incorporating new user requirements and features into our solutions. As a result, we deliver packaged, highly configurable solutions with increasingly rich functionality rather than custom-developed software. We also deliver interface toolkits for many major ERP systems to enhance communication and improve data flows between our core solutions and our clients’ host systems.

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

Our research and development expenses for the years ended December 31, 2015, 2014, and 2013 were $53.9 million, $49.0 million, and $44.5 million, respectively. We intend to continue to invest significantly in product development.

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

Our competitors are diverse and offer a variety of solutions directed at various aspects of enterprise commerce. Our existing competitors include:

●	Corporate information technology departments of current or potential customers capable of internally developing solutions;
●	ERP vendors, including Oracle, SAP, and Infor, among others;
●	Supply chain execution vendors, including JDA Software Group, Inc. (JDA), HighJump Software Inc., and the Sterling Commerce division of IBM, among others;
●	Point of sale vendors, including Aptos, Inc., Demandware, Inc., NCR Corporation, among others;
●	Supply chain planning vendors, including JDA and SAS Institute Inc., among others; and
●	Smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or planning solutions that apply in specific countries and/or globally.

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

We believe we have established meaningful competitive differentiation through our supply chain expertise; our platform-based solution approach; our track record of continuous supply chain innovation and investment; our strong and endorsing customer relationships; our significant success in deploying and supporting supply chains for market-leading companies; our success in helping our clients address the enterprise impacts of digital commerce; and our ability to out-execute others in identifying sales opportunities and demonstrating expertise throughout the sales cycle. However, to further our market success, we must continue to respond promptly and effectively to technological change and competitors’ innovations. Consequently, we cannot assure that we will not be required to make substantial additional investments in research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future.

International Operations: Segments

We have three reporting segments, based on geographic location: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). For further information on our segments, see Note 7 to our consolidated financial statements. Our international revenue was approximately $131.3 million, $134.6 million, and $110.8 million for the years ended December 31, 2015, 2014, and 2013, respectively, which represents approximately 24%, 27%, and 27% of our total revenue for the years ended December 31, 2015, 2014, and 2013, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have approximately 1,550 employees in our International operations.

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

Employees

At December 31, 2015, we employed approximately 2,930 employees worldwide, of which 1,380 are based in the Americas, 210 in EMEA, and 1,340 in APAC (including India).

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

In addition, political unrest in places like Ukraine, Syria and Iraq and the related potential impact on global stability, terrorist attacks and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability.

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

Our operating results are substantially dependent on one line of business. We continue to derive our revenues from sales of our supply chain commerce solutions software and related services and hardware. Any factor adversely affecting the markets for supply chain solutions could have an adverse effect on our business, results of operations, cash flow, and financial condition. Accordingly, our future operating results will depend on the demand for our supply chain commerce products and related services and hardware by our customers, including new and enhanced releases that we subsequently introduce. We cannot guarantee that the market will continue to demand our current products or we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change, or other factors would reduce our total revenues and harm our ability to maintain profitability.

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

Fires or other catastrophic events at our principal facilities could cripple our business.  Fires, natural disasters or other catastrophic events, particularly those effecting our Atlanta headquarters or India research and development center, may cause damage or disruption to our operations, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers.

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

Adverse litigation results could affect our business. From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business, and occasionally legal proceeding not in the ordinary course. Litigation can be lengthy, expensive and disruptive to our operations, and can divert our management’s attention away from running our core business. The results of any litigation also cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding legal matters in which we are involved can be found in Note 5 of the Notes to our Consolidated Financial Statements.

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

During 2015, we repurchased approximately $101.6 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors throughout the year. In January 2016, our Board of Directors approved raising our remaining share repurchase authority to $50.0 million of Manhattan Associates outstanding common stock.

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

As of December 31, 2015, we do not have any unresolved SEC staff comments.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq Global Select Market for the periods indicated:

Fiscal Period	High Price	Low Price
2015
First Quarter	$55.11	$38.53
Second Quarter	61.23	50.80
Third Quarter	68.19	56.96
Fourth Quarter	76.96	62.68

2014
First Quarter	$40.49	$29.40
Second Quarter	36.22	29.68
Third Quarter	35.36	28.55
Fourth Quarter	42.38	31.84

On January 29, 2016, the last reported sales price of our common stock on the Nasdaq Global Select Market was $57.65 per share. The number of shareholders of record of our common stock as of January 31, 2016 was approximately 14.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Equity Compensation Plan Information

The following table provides information regarding our current equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,209,143	$5.06	11,923,068
Equity compensation plans not approved by security holders	-	-	-
Total	1,209,143	$5.06	11,923,068

Additional information regarding our equity compensation plans can be found in Note 2 of the Notes to our Consolidated Financial Statements.

Purchase of Equity Securities

The following table provides information regarding our common stock repurchases under our publicly-announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended December 31, 2015. All repurchases related to the share repurchase program were made on the open market.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2015	28,850	$73.03	28,497	$47,915,183
November 1 - November 30, 2015	179,494	73.35	179,494	34,749,862
December 1 - December 31, 2015	132,091	74.40	132,091	24,921,883
Total	340,435		340,082
(a)

Includes 353 shares withheld for taxes due upon vesting of restricted stock during October. No restricted stock awards vested in November and December. These amounts do not include shares withheld for taxes due upon vesting of restricted stock units.

(b)	The average price paid per share for shares withheld for taxes due upon vesting of restricted stock was $62.68. No restricted stock awards vested in November and December.

During the year ended December 31, 2015, we repurchased a total of 1,721,457 shares at an average price per share of $59.02 under our publicly-announced share repurchase program. In January 2016, our Board of Directors approved raising our remaining share repurchase authority to $50 million worth of Manhattan Associates outstanding common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2015, 2014 and 2013, and the balance sheet data as of December 31, 2015 and 2014, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012, and 2011 are derived from audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands, except per share data)
Statement of Income Data:
Software license	$54,241	$61,494	$62,416	$71,583	$78,615
Total revenue	$329,253	$376,248	$414,518	$492,104	$556,371
Operating income	$61,363	$80,073	$101,287	$127,124	$161,446
Net income	$44,907	$51,853	$67,296	$82,000	$103,475
Earnings per diluted share	$0.52	$0.64	$0.86	$1.08	$1.40

	December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$99,114	$103,047	$132,956	$124,438	$128,760
Total assets	$259,600	$261,813	$297,828	$318,170	$337,913
Debt	$-	$-	$-	$-	$-
Shareholders' equity	$162,080	$161,509	$181,586	$182,023	$195,493

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business model is singularly focused on the development and implementation of complex commerce enablement software solutions that are designed to optimize supply chains, and retail store operations including point of sale effectiveness and efficiency for our customers. We have three principal sources of revenue:

●	licenses of our software;
●	professional services, including solutions planning and implementation, related consulting, customer training, and customer support services and software enhancements (collectively, “services”); and
●	hardware sales and other revenue.

In 2015, we generated $556.4 million in total revenue, with a revenue mix of: license revenue 14%; services revenue 77%; and hardware and other revenue 9%.

The Company has three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue is based on the location of the sale. Our international revenue was approximately $131.3 million, $134.6 million and $110.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, which represents approximately 24%, 27% and 27% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2015, we employed approximately 2,930 employees worldwide, of which 1,380 employees are based in the Americas, 210 employees in EMEA, and 1,340 employees in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In 2015, approximately 76% of our total revenue was generated in the United States, 13% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc., an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in North America (52%) and Western Europe (24%); consequently, the health of the U.S. and the Western European economies has a meaningful impact on our financial results.

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

In January 2016, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update lowering its previous 2016 world economic growth forecast to about 3.4 percent, downward revision of 0.2 percent relative to the October 2015 WEO. The WEO update noted “in advanced economies, a modest and uneven recovery is expected to continue, with a gradual further narrowing of output gaps. The picture for emerging market and developing economies is diverse but in many cases challenging. The slowdown and rebalancing of the Chinese economy, lower commodity prices, and strains in some large emerging market economies will continue to weigh on growth prospects in 2016–17.”

The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 2.1 percent in both 2016 and 2017, while the emerging and developing economies would grow at about 4.3 percent in 2016 and 4.7 percent in 2017.

During the past three years, the overall trend has been steady for our large license sales, with recognized license revenue of $1.0 million or greater on twenty one, fifteen and fourteen new contracts for 2015, 2014 and 2013, respectively. However, the large deal flow has been inconsistent from quarter to quarter, reflecting what we believe to be ongoing macroeconomic uncertainty in the United States and Western Europe. While we are encouraged by our 2015 and 2014 results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it difficult to forecast sales cycles for our products and the timing of large enterprise software license sales.

Revenue

License revenue: License revenue, a leading indicator of our business, is primarily derived from software license fees customers pay for supply chain solutions. In 2015, license revenue totaled $78.6 million, or 14% of total revenue, with gross margins of 87.4%. For the year ended December 31, 2015, Americas, EMEA, and APAC recognized $65.3 million, $9.6 million, and $3.7 million in license revenue, respectively. For the year ended December 31, 2015, the percentage mix of new to existing customers was approximately 40/60.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles. In addition, the timing of the closing of a few large license transactions can have a material impact on our license revenues, operating profit, operating margins and earnings per share. For example, $1.2 million of license revenue in 2015 equates to approximately one cent of diluted earnings per share impact.

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

Services revenue: Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (“CSSE”). In 2015, our services revenue totaled $428.1 million, or 77% of total revenue, with gross margins of 56.9%. The Americas, EMEA, and APAC recognized $352.7 million, $58.0 million, and $17.4 million, respectively, in services revenue for the year ended December 31, 2015. Professional services totaled $304.6 million in 2015, accounted for approximately 71% of total services revenue and approximately 55% of total revenue. Our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At December 31, 2015, our professional services organization totaled approximately 1,920 employees, accounting for 66% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Our CSSE revenues totaled $123.5 million in 2015, representing approximately 29% of services revenue and approximately 22% of total revenue, respectively. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; and (4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. CSSE renewal revenue is recognized over the renewal period and recognition is not initiated until payment is received from the customer.

Hardware and other revenue: Our hardware and other revenue totaled $49.7 million in 2015 representing 9% of total revenue with gross margins of 17.2%. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $20.2 million, $18.9 million, and $15.3 million for 2015, 2014 and 2013, respectively.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global retailers, manufacturers, wholesalers, distributors and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our research and development expenses for the years ended December 31, 2015, 2014 and 2013 were $53.9 million, $49.0 million, and $44.5 million, respectively. At December 31, 2015, our R&D organization totaled approximately 680 employees, located in the U.S. and India.

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

Cash Flow and Financial Condition

For 2015, we generated cash flow from operating activities of $120.2 million and have generated a cumulative total of $303.7 million for the three years ended December 31, 2015. Our cash and investments at December 31, 2015 totaled $128.8 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and repurchases of common stock.

During 2015, we repurchased approximately $101.6 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors throughout the year.

In 2016, we anticipate that our priorities for use of cash will be in hiring, developing sales and services resources and continued investment in product development to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2016 for general corporate purposes.

Full Year 2015 Financial Summary

●	Diluted earnings per share for the twelve months ended December 31, 2015 was $1.40, compared to $1.08 for the twelve months ended December 31, 2014;
●

Consolidated revenue for the twelve months ended December 31, 2015 was $556.4 million, compared to $492.1 million for the twelve months ended December 31, 2014. License revenue was $78.6 million for the twelve months ended December 31, 2015, compared to $71.6 million for the twelve months ended December 31, 2014;

●	Operating income was $161.4 million for the twelve months ended December 31, 2015, compared to $127.1 million for the twelve months ended December 31, 2014;
●	Operating margins for 2015 were 29.0% compared to operating margins of 25.8% in 2014;
●	Cash flow from operations totaled $120.2 million for the full year 2015 compared to $94.2 million in 2014;
●	Cash and investments on hand at December 31, 2015 was $128.8 million compared to $124.4 million at December 31, 2014;
●

During the twelve months ended December 31, 2015, the Company repurchased approximately 1.7 million shares of Manhattan Associates common stock under the share repurchase program authorized by our Board of Directors, for a total investment of $101.6 million; and

●	In January 2016, our Board of Directors approved raising the Company’s remaining share repurchase authority to $50 million of Manhattan Associates’ outstanding common stock.

Results of Operations

The following table summarizes selected Statement of Income data for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
				% Change vs. Prior Year
	2015	2014	2013	2015	2014
	(in thousands)
Revenue:
Software license	$78,615	$71,583	$62,416	10%	15%
Services	428,078	376,023	315,901	14%	19%
Hardware and other	49,678	44,498	36,201	12%	23%
Total revenue	556,371	492,104	414,518	13%	19%
Costs and expenses:
Cost of license	9,938	7,110	8,724	40%	-19%
Cost of services	184,349	169,140	142,236	9%	19%
Cost of hardware and other	41,141	36,328	30,191	13%	20%
Research and development	53,859	48,953	44,549	10%	10%
Sales and marketing	48,615	52,617	44,559	-8%	18%
General and administrative	49,259	44,455	37,147	11%	20%
Depreciation and amortization	7,764	6,377	5,825	22%	9%
Total costs and expenses	394,925	364,980	313,231	8%	17%
Income from operations	$161,446	$127,124	$101,287	27%	26%
Operating margin	29.0%	25.8%	24.4%

The Company has three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During 2015, 2014 and 2013, we derived the majority of our revenues from sales to customers within our Americas segment. The following table summarizes revenue and operating profit by segment:

	Year Ended December 31,
				% Change vs. Prior Year
	2015	2014	2013	2015	2014
Revenue:	(in thousands)
Software license
Americas	$65,307	$59,502	$49,574	10%	20%
EMEA	9,566	7,505	7,858	27%	-4%
APAC	3,742	4,576	4,984	-18%	-8%
Total software license	78,615	71,583	62,416	10%	15%

Services
Americas	352,665	301,025	254,934	17%	18%
EMEA	58,030	51,440	41,020	13%	25%
APAC	17,383	23,558	19,947	-26%	18%
Total services	428,078	376,023	315,901	14%	19%

Hardware and Other
Americas	46,504	41,437	33,836	12%	22%
EMEA	2,480	1,910	1,536	30%	24%
APAC	694	1,151	829	-40%	39%
Total hardware and other	49,678	44,498	36,201	12%	23%

Total Revenue
Americas	464,476	401,964	338,344	16%	19%
EMEA	70,076	60,855	50,414	15%	21%
APAC	21,819	29,285	25,760	-25%	14%
Total revenue	$556,371	$492,104	$414,518	13%	19%

Operating income:
Americas	$133,823	$101,936	$83,451	31%	22%
EMEA	22,310	15,313	10,288	46%	49%
APAC	5,313	9,875	7,548	-46%	31%
Total operating income	$161,446	$127,124	$101,287	27%	26%

The consolidated results of our operations for the years ended December 31, 2015, 2014 and 2013 are discussed below.

Revenue

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

	Year Ended December 31,
				% Change vs. Prior Year		% of Total Revenue
	2015	2014	2013	2015	2014	2015	2014	2013
	(in thousands)
Software license	$78,615	$71,583	$62,416	10%	15%	14%	15%	15%
Services	428,078	376,023	315,901	14%	19%	77%	76%	76%
Hardware and other	49,678	44,498	36,201	12%	23%	9%	9%	9%
Total revenue	$556,371	$492,104	$414,518	13%	19%	100%	100%	100%

License revenue

Year 2015 compared with year 2014

License revenue increased $7.0 million, or 10%, to $78.6 million in 2015 compared to 2014. We completed twenty one and fifteen large new deals greater than $1.0 million in 2015 and 2014, respectively. Our Americas and EMEA license revenue increased $5.8 million and $2.0 million, respectively, while APAC license revenue decreased $0.8 million over 2014.

The license sales percentage mix across our product suite in 2015 was approximately 65% warehouse management solutions and 35% non-warehouse management solutions. Our warehouse management solutions increased $10.0 million, or 25%, in 2015 compared to 2014, and non-warehouse management solutions decreased $3.0 million, or 9%, in 2015 over 2014.

Year 2014 compared with year 2013

License revenue increased $9.2 million, or 15%, to $71.6 million in 2014 compared to 2013. We completed fifteen and fourteen large new deals greater than $1.0 million in 2014 and 2013, respectively. Our Americas license revenue increased $9.9 million, while EMEA and APAC license revenue decreased $0.3 million and $0.4 million, respectively, over 2013.

The license sales percentage mix across our product suite in 2014 was approximately 55% warehouse management solutions and 45% non-warehouse management solutions. Our warehouse management solutions increased $0.7 million, or 2%, in 2014 compared to 2013, and non-warehouse management solutions increased $8.5 million, or 37%, in 2014 over 2013.

Services revenue

Year 2015 compared with year 2014

Services revenue increased $52.1 million, or 14%, in 2015 compared to 2014 due to a $44.6 million, or 17%, increase in professional services revenue and a $7.5 million, or 6%, increase in CSSE revenue. The Americas and EMEA segments increased $51.6 million and $6.6 million, respectively, while the APAC segment decreased $6.1 million, compared to 2014. The increase in services revenue is primarily due to a combination of license deals signed and customer-specific initiatives in conjunction with customer upgrade activity.

Year 2014 compared with year 2013

Services revenue increased $60.1 million, or 19%, in 2014 compared to 2013 due to a $49.2 million, or 23%, increase in professional services revenue and a $10.9 million, or 10%, increase in CSSE revenue. The Americas, EMEA, and APAC segments increased $46.1 million, $10.4 million, and $3.6 million, respectively, compared to 2013. The increase in services revenue is primarily due to a combination of license deals signed and customer-specific initiatives in conjunction with customer upgrade activity.

Hardware and other

Sales of hardware increased $3.9 million to $29.5 million in 2015 compared to $25.6 million in 2014. Sales of hardware increased $4.7 million to $25.6 million in 2014 compared to $20.9 million in 2013. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $20.2 million, $18.9 million, and $15.3 million for 2015, 2014 and 2013, respectively.

Cost of Revenue

	Year Ended December 31,
				% Change vs. Prior Year
	2015	2014	2013	2015	2014
	(in thousands)

Cost of software license	$9,938	$7,110	$8,724	40%	-19%
Cost of services	184,349	169,140	142,236	9%	19%
Cost of hardware and other	41,141	36,328	30,191	13%	20%
Total cost of revenue	$235,428	$212,578	$181,151	11%	17%

Cost of License

Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. In 2015, cost of license increased by $2.8 million, or 40% compared to 2014 principally due to a $1.7 million increase in cost of third-party software license fees and a $0.7 million increase in cost of hosting over the prior year. In 2014, cost of license decreased by $1.6 million, or 19% compared to 2013 principally due to decreased cost of royalties and third party software license fees over the prior year.

Cost of Services

Year 2015 compared with year 2014

Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $15.2 million, or 9%, increase in cost of services in 2015 compared to 2014 was principally due increased headcount to support business growth resulting in a $13.5 million increase in compensation, other personnel-related and travel expenses as well as a $1.0 million increase in performance-based compensation expense.

Year 2014 compared with year 2013

Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $26.9 million, or 19%, increase in cost of services in 2014 compared to 2013 was principally due to a $17.7 million increase in compensation, other personnel-related and travel expenses resulting from increased headcount in our services organization to support ongoing growth of the business and a $5.8 million increase in performance-based compensation expense. In addition, the increase partially resulted from increases in application software costs and temporary contracted personnel.

Cost of Hardware and other

In 2015, cost of hardware increased $3.5 million to $21.2 million from $17.7 million in 2014 on increased sales of hardware. In 2014, cost of hardware increased $2.6 million to $17.7 million from $15.1 million in 2013 on increased sales of hardware. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $19.9 million, $18.6 million, and $15.1 million for 2015, 2014 and 2013, respectively. Changes in amounts of out-of-pocket expenses correlate to changes in amounts of services revenue.

Operating Expenses

	Year Ended December 31,
				% Change vs. Prior Year
	2015	2014	2013	2015	2014
	(in thousands)

Research and development	$53,859	$48,953	$44,549	10%	10%
Sales and marketing	48,615	52,617	44,559	-8%	18%
General and administrative	49,259	44,455	37,147	11%	20%
Depreciation and amortization	7,764	6,377	5,825	22%	9%
Operating expenses	$159,497	$152,402	$132,080	5%	15%

Research and Development

Our principal research and development (R&D) activities during 2015, 2014 and 2013 focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omni-Channel including point-of-sale and table retailing. The Manhattan Platform provides not only a sophisticated service oriented, architecture based framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions.

For the years ended December 31, 2015, 2014 and 2013, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Year 2015 compared with year 2014

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses in 2015 increased by $4.9 million, or 10%, compared to 2014. This increase is primarily due to a $3.4 million increase in compensation and other personnel-related expenses, a $0.6 million increase in temporary contracted personnel, and a $0.6 million increase in performance-based bonus expense.

Year 2014 compared with year 2013

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses in 2014 increased by $4.4 million, or 10%, compared to 2013. This increase is primarily due to a $2.1 million increase in compensation and other personnel-related expenses and a $1.6 million increase in performance-based bonus expense.

Sales and Marketing

Year 2015 compared with year 2014

Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $4.0 million, or 8%, in 2015 compared to 2014. This decrease was mainly attributable to the decrease in performance-based compensation expense of $3.7 million.

Year 2014 compared with year 2013

Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $8.1 million, or 18%, in 2014 compared to 2013. This increase was mainly attributable to the increase in performance-based compensation expense of $6.0 million and a $1.3 million increase in compensation and other personnel-related expenses, including temporary contracted personnel.

General and Administrative

Year 2015 compared with year 2014

General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased $4.8 million, or 11%, in 2015 primarily attributable to an increase of $3.6 million in compensation and other personnel-related expenses, and an increase of $1.1 million in professional fees.

Year 2014 compared with year 2013

General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased $7.3 million, or 20%, in 2014 primarily attributable to an increase of $2.2 million in compensation and other personnel-related expenses, an increase of $1.4 million in temporary contracted personnel and an increase of $0.7 million in performance-based bonus expense. The comparison to 2013 was also impacted by the $1.6 million reversal in 2013 of a previously expensed transaction tax resulting from the expiration of the tax audit statutes.

Depreciation and Amortization

Depreciation expense amounted to $7.3 million, $6.2 million, and $5.8 million 2015, 2014 and 2013, respectively. Amortization of intangibles was immaterial in 2015, 2014 and 2013. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions.

Operating Income

Operating income for the year ended December 31, 2015 increased $34.3 million to $161.4 million, compared to $127.1 million for the year ended December 31, 2014. Operating margins were 29.0% for 2015 versus 25.8% for 2014. Operating income and margin increased primarily due to strong revenue growth and expense management during the year even though disadvantaged from unfavorable foreign currency translation effect of $2.1 million for the year ended December 31, 2015. The unfavorable foreign currency translation effect is primarily due to the weakening of the euro and British pound sterling versus the U.S. dollar during the year ended December 31, 2015. In 2015, operating income in the Americas and EMEA segments increased by $31.9 million and $7.0 million, respectively, but decreased in the APAC segment by $4.6 million.

Operating income for the year ended December 31, 2014 increased $25.8 million to $127.1 million, compared to $101.3 million for the year ended December 31, 2013. Operating margins were 25.8% for 2014 versus 24.4% for 2013. Operating income and margin increased primarily due to strong revenue growth and expense management during the year. Operating income also benefitted over the prior year from favorable foreign currency translation effect of $1.2 million for the year ended December 31, 2014, primarily due to the weakening of the Indian rupee versus the U.S. dollar during the year ended December 31, 2014. The increase was partially offset by a $1.6 million reversal in 2013 of a previously expensed transaction tax resulting from the expiration of the tax audit statutes. Operating income in the Americas, EMEA, and APAC segments increased by $18.5 million, $5.0 million, and $2.3 million, respectively in 2014.

Other Income and Income Taxes

	Year Ended December 31,
				% Change vs. Prior Year
	2015	2014	2013	2015	2014

Other income, net	$1,395	$874	$1,822	60%	-52%
Income tax provision	59,366	45,998	35,813	29%	28%

Other Income, net

Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Interest income was $1.3 million for the years ended December 31, 2015 and 2014, and $1.2 million for the year ended December 31, 2013. The weighted-average interest rate earned on cash and investments was approximately 1% for the years ended December 31, 2015, 2014 and 2013. We recorded a net foreign currency loss of $0.1 million and $0.4 million in 2015 and 2014, respectively, and a net foreign currency gain of $0.7 million in 2013. The foreign currency gains and losses mainly resulted from gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee.

Income Tax Provision

Our effective income tax rates were 36.5%, 35.9%, and 34.7% in 2015, 2014 and 2013, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The effective tax rate in 2015 increased from 2014 mainly due to increases in reserves for uncertain tax positions, partially offset by increases in estimated utilization of state tax credit carryforwards.

The effective tax rate in 2014 increased from 2013 mainly due to increases in state tax rates. Additionally, the 2013 tax year included the benefit of the reinstatement of the federal research and development tax credit for both the 2012 and 2013 tax years, partially offset by decreases in reserves for uncertain tax positions.

Liquidity and Capital Resources

During 2015, 2014 and 2013, we funded our business through cash generated from operations. Our cash and investments as of December 31, 2015 included $85.0 million held in the U.S. and $43.8 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate. However, our intent is to indefinitely reinvest these funds outside of the U.S. and we do not have a current cash requirement need to repatriate cash to the U.S.

Our cash flow from operating activities totaled $120.2 million, $94.2 million, and $89.4 million in 2015, 2014 and 2013, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for 2015 increased $26.0 million compared to 2014 primarily attributable to higher revenue and net earnings. Cash flow from operating activities for 2014 increased $4.8 million compared to 2013 primarily attributable to higher revenue and net earnings offset slightly by higher cash paid for income taxes. Days sales outstanding was 63 at December 31, 2015 and 61 at both December 31, 2014 and 2013, reflecting solid cash collections.

Our investing activities used cash of approximately $13.5 million, $12.7 million, and $7.8 million in 2015, 2014 and 2013, respectively. The use of cash for investing activities for the year ended December 31, 2015 was for capital expenditures of approximately $11.5 million to support company growth and net purchases of $2.0 million in investments. The use of cash for investing activities for the year ended December 31, 2014 was for capital expenditures of approximately $9.4 million, $2.8 million payment in connection with the asset acquisition of Global Bay Mobile Technologies, and net purchases of $0.5 million in investments. The use of cash for investing activities for the year ended December 31, 2013 was for capital expenditures of approximately $4.7 million and net purchases of $3.1 million in investments.

Our financing activities used cash of approximately $102.3 million, $89.1 million, and $51.8 million in 2015, 2014 and 2013, respectively. The principal use of cash for financing activities for the year ended December 31, 2015 was to purchase approximately $112.1 million of our common stock, including $10.5 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $0.7 million and a $9.1 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. The principal use of cash for financing activities for the year ended December 31, 2014 was to purchase approximately $99.2 million of our common stock, including $8.1 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $1.6 million and a $8.6 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. The principal use of cash for financing activities for the year ended December 31, 2013 was to purchase approximately $64.2 million of our common stock, including $5.0 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $5.8 million and a $6.6 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. In January 2016, our Board of Directors increased our remaining share repurchase authority to a total of $50 million.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In 2016, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements in 2016 for general corporate purposes.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance codified in Accounting Standard Codification (ASC) 606, Revenue Recognition – Revenue from Contracts with Customers, which will replace substantially all current revenue recognition guidance once it becomes effective. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other standards. The new standard is less prescriptive and may require software entities to use more judgment and estimates in the revenue recognition process than are required under existing revenue guidance. This guidance is now effective for annual and interim periods beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

In April 2015, the FASB issued Accounting Standard Update (ASU) 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. This guidance is effective for annual and interim periods beginning after December 15, 2015. We adopted this ASU as of December 31, 2015. The adoption of the ASU did not have a material impact on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of the deferred income taxes. The ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a tax-paying component of an entity. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but may be adopted earlier. We have not adopted this ASU as of December 31, 2015, but believe that the adoption of the ASU will not have a material impact on our financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of December 31, 2015 consist of obligations under operating leases. We expect to fulfill all of the following commitments from our working capital. We have no off-balance sheet arrangements within the meaning of SEC rules.

Lease Commitments

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025. Rent expense for these leases aggregated $6.3 million, $6.3 million, and $5.9 million during 2015, 2014 and 2013, respectively.

The following table summarizes our contractual commitments as of December 31, 2015 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Operating Lease Obligations	$52,064	$7,003	$7,282	$6,370	$5,211	$4,783	$21,415

Indemnities

Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2015.

Warranties

In general, in our customer contracts we warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2015.

Application of Critical Accounting Policies and Estimates

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. We believe that estimates, judgments, and assumptions upon which we rely are reasonable based on information available to us at the time that these estimates, judgments, and assumptions are made. To the extent there are material differences between those estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions are: Revenue Recognition and Accounting for Income Taxes.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the ASC, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $20.2 million, $18.9 million, and $15.3 million for 2015, 2014 and 2013, respectively.

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

Foreign Business

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, France, Australia, China, Japan, Singapore, and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized foreign exchange losses of $0.1 million and $0.4 million in 2015 and 2014, respectively, and a foreign exchange gain of $0.7 million in 2013. Foreign exchange rate transaction gains and losses are classified in “Other income (loss), net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2015 relative to the U.S. dollar would result in a change of approximately $0.2 million in the reported foreign currency gain. A fluctuation of 10% in the period end exchange rates at December 31, 2014 relative to the U.S. dollar would result in a change of approximately $0.1 million in the reported foreign currency gain.

Interest Rates

We currently invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate obligations in money market funds and certificates of deposit. These investments are mainly denominated in U.S. dollars. Cash balances in foreign currencies overseas, except for India, are derived from business operations. India operations are funded by the U.S. At December 31, 2015, our cash, cash equivalents, and investment balances totaled $128.8 million, of which $118.4 million is highly liquid. The remaining $10.4 million balance is invested in short-term certificates of deposit. Our cash equivalents balance at December 31, 2015 was $39.7 million. Cash equivalents principally consist of highly-liquid money market funds and certificates of deposit with maturities of less than three months when purchased.

Investments in both fixed rate and floating rate interest-earning instruments carry interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash and investment securities was approximately 1% for the years ended December 31, 2015 and 2014. The fair value of cash equivalents and investments held at December 31, 2015 and 2014 was $50.0 million and $47.7 million, respectively. Based on the average investments outstanding during 2015 and 2014, increases or decreases in the rates of return of 25 basis points would result in increases or decreases to interest income of approximately $0.3 million for both years from the reported interest income.

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

As of the end of the Company’s 2015 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2015, has audited the Company’s internal control over financial reporting as of December 31, 2015 and has issued a report regarding the Company’s internal control over financial reporting appearing on page 38, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer

February 5, 2016

/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer, and Treasurer

February 5, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Manhattan Associates, Inc. and Subsidiaries

We have audited Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Manhattan Associates, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Manhattan Associates, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2015 of Manhattan Associates, Inc. and subsidiaries, and our report dated February 5, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 5, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders

Manhattan Associates, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Associates, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 5, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 5, 2016

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013

Revenue:
Software license	$78,615	$71,583	$62,416
Services	428,078	376,023	315,901
Hardware and other	49,678	44,498	36,201
Total revenue	556,371	492,104	414,518
Costs and expenses:
Cost of license	9,938	7,110	8,724
Cost of services	184,349	169,140	142,236
Cost of hardware and other	41,141	36,328	30,191
Research and development	53,859	48,953	44,549
Sales and marketing	48,615	52,617	44,559
General and administrative	49,259	44,455	37,147
Depreciation and amortization	7,764	6,377	5,825
Total costs and expenses	394,925	364,980	313,231
Operating income	161,446	127,124	101,287
Interest income	1,331	1,268	1,167
Other income (loss), net	64	(394)	655
Income before income taxes	162,841	127,998	103,109
Income tax provision	59,366	45,998	35,813
Net income	$103,475	$82,000	$67,296

Basic earnings per share	$1.41	$1.09	$0.88
Diluted earnings per share	$1.40	$1.08	$0.86

Weighted average number of shares:
Basic	73,443	74,995	76,664
Diluted	74,038	75,841	77,932

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$103,475	$82,000	$67,296
Foreign currency translation adjustment	(2,283)	(2,241)	(3,079)
Comprehensive income	$101,192	$79,759	$64,217

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$118,416	$115,708
Short-term investments	10,344	8,730
Accounts receivable, net of allowance of $7,031 and $4,164 in 2015 and 2014, respectively	97,379	86,828
Deferred income taxes	10,231	9,900
Prepaid expenses	9,224	7,282
Other current assets	1,548	1,413
Total current assets	247,142	229,861

Property and equipment, net	21,176	17,265
Goodwill, net	62,233	62,250
Deferred income taxes	86	270
Other assets	7,275	8,524
Total assets	$337,912	$318,170

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,219	$12,483
Accrued compensation and benefits	29,284	30,889
Accrued and other liabilities	13,853	12,501
Deferred revenue	68,757	58,968
Income taxes payable	4,072	7,974
Total current liabilities	127,185	122,815

Deferred rent, long-term	3,811	4,965
Deferred income taxes	5,704	3,960
Other non-current liabilities	5,720	4,407

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2015 and 2014	-	-
Common stock, $.01 par value; 200,000,000 shares authorized; 72,766,383 and 74,104,064 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	728	741
Retained earnings	207,070	191,305
Accumulated other comprehensive loss	(12,306)	(10,023)
Total shareholders' equity	195,492	182,023
Total liabilities and shareholders' equity	$337,912	$318,170

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Operating activities:
Net income	$103,475	$82,000	$67,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,764	6,377	5,825
Equity-based compensation	14,528	9,671	7,325
(Gain) loss on disposal of equipment	(30)	(13)	31
Tax benefit of stock awards exercised/vested	9,170	8,640	6,980
Excess tax benefits from equity-based compensation	(9,147)	(8,562)	(6,637)
Deferred income taxes	1,532	(1,705)	3,165
Unrealized foreign currency loss (gain)	49	(624)	205
Changes in operating assets and liabilities:
Accounts receivable, net	(12,223)	(16,758)	(9,174)
Other assets	(1,427)	(5,198)	697
Accounts payable, accrued and other liabilities	(1,592)	13,519	3,164
Income taxes	(2,271)	338	4,500
Deferred revenue	10,325	6,477	6,010
Net cash provided by operating activities	120,153	94,162	89,387

Investing activities:
Purchases of property and equipment	(11,492)	(9,415)	(4,740)
Purchases of short-term investments	(15,385)	(14,644)	(14,751)
Maturities of short-term investments	13,334	14,165	11,686
Payment in connection with acquisition	-	(2,773)	-
Net cash used in investing activities	(13,543)	(12,667)	(7,805)

Financing activities:
Purchase of common stock	(112,138)	(99,204)	(64,199)
Proceeds from issuance of common stock from options exercised	717	1,571	5,754
Excess tax benefits from equity-based compensation	9,147	8,562	6,637
Net cash used in financing activities	(102,274)	(89,071)	(51,808)

Foreign currency impact on cash	(1,628)	(1,091)	(2,136)

Net change in cash and cash equivalents	2,708	(8,667)	27,638
Cash and cash equivalents at beginning of period	115,708	124,375	96,737
Cash and cash equivalents at end of period	$118,416	$115,708	$124,375

Supplemental disclosures of cash flow information:
Cash paid for taxes	$50,902	$38,674	$21,191

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2012	78,483,868	$785	$-	$165,427	$(4,703)	$161,509
Repurchase of common stock	(3,132,276)	(32)	(20,048)	(44,119)	-	(64,199)
Stock option exercises	1,014,956	11	5,743	-	-	5,754
Restricted stock units issuance/shares cancelation	7,632		-	-	-	-
Equity-based compensation	-	-	7,325	-	-	7,325
Tax effects of equity-based compensation	-	-	6,980	-	-	6,980
Foreign currency translation adjustment	-	-	-	-	(3,079)	(3,079)
Net income	-	-	-	67,296	-	67,296
Balance, December 31, 2013	76,374,180	764	-	188,604	(7,782)	181,586
Repurchase of common stock	(2,868,630)	(29)	(19,876)	(79,299)	-	(99,204)
Stock option exercises	286,456	3	1,568	-	-	1,571
Restricted stock units issuance/shares cancelation	312,058	3	(3)	-	-	-
Equity-based compensation	-	-	9,671	-	-	9,671
Tax effects of equity-based compensation	-	-	8,640	-	-	8,640
Foreign currency translation adjustment	-	-	-	-	(2,241)	(2,241)
Net income	-	-	-	82,000	-	82,000
Balance, December 31, 2014	74,104,064	741	-	191,305	(10,023)	182,023
Repurchase of common stock	(1,947,432)	(19)	(24,409)	(87,710)	-	(112,138)
Stock option exercises	150,154	2	715	-	-	717
Restricted stock shares/units issuance	459,597	4	(4)	-	-	-
Equity-based compensation	-	-	14,528	-	-	14,528
Tax effects of equity-based compensation	-	-	9,170	-	-	9,170
Foreign currency translation adjustment	-	-	-	-	(2,283)	(2,283)
Net income	-	-	-	103,475	-	103,475
Balance, December 31, 2015	72,766,383	$728	$-	$207,070	$(12,306)	$195,492

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance codified in Accounting Standard Codification (ASC) 606, Revenue Recognition – Revenue from Contracts with Customers, which will replace substantially all current revenue recognition guidance once it becomes effective. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other standards. The new standard is less prescriptive and may require software entities to use more judgment and estimates in the revenue recognition process than are required under existing revenue guidance. This guidance is now effective for annual and interim periods beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

In April 2015, the FASB issued Accounting Standard Update (ASU) 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. This guidance is effective for annual and interim periods beginning after December 15, 2015. We adopted this ASU as of December 31, 2015. The adoption of the ASU did not have a material impact on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of the deferred income taxes. The ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a tax-paying component of an entity. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but may be adopted earlier. We have not adopted this ASU as of December 31, 2015, but believe that the adoption of the ASU will not have a material impact on our financial statements.

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

The Company’s sales are primarily to companies located in the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2015 for the Americas, EMEA, and APAC companies were $79.5 million, $12.7 million, and $5.2 million, respectively. Accounts receivable, net as of December 31, 2014 for the Americas, EMEA, and APAC companies were $69.2 million, $13.5 million, and $4.1 million, respectively. The Company’s top five customers in aggregate accounted for 8%, 10%, and 11% of total revenue recognized for each of the years ended December 31, 2015, 2014 and 2013, respectively. No single customer accounted for more than 10% of revenue in the years ended December 31, 2015, 2014 and 2013 or for more than 10% of accounts receivable as of December 31, 2015 and 2014.

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

At December 31, 2015, the Company’s cash, cash equivalents, and short-term investments balances were $78.7 million, $39.7 million, and $10.4 million, respectively. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. At December 31, 2015, the Company has $19.8 million in certificates of deposit in India, which are included in cash equivalents and short-term investments. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At December 31, 2015, the Company has $30.3 million in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Consolidated Balance Sheet. The Company has no long-term investments or investments classified as Level 2 or Level 3.

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

Risks Associated with Single Business Line, Technological Advances, and Foreign Operations

The Company currently derives a substantial portion of its revenues from sales of its software and related services and hardware. The markets for supply chain commerce solutions are highly competitive, subject to rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, the Company’s position in these markets could be eroded rapidly by unforeseen changes in customer requirements for application features, functions, and technologies. The Company’s growth and future operating results will depend, in part, upon its ability to enhance existing applications and develop and introduce new applications that meet changing customer requirements that respond to competitive products and that achieve market acceptance. Any factor adversely affecting the markets for supply chain commerce solutions could have an adverse effect on the Company’s business, financial condition, results of operations and operating cash flows.

The Company’s international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. In addition, we have a large development center in Bangalore, India, that does not have a natural in-market revenue hedge to mitigate currency risk to our operating expense in India. Fluctuations in the value of other currencies, particularly the Indian rupee, could significantly affect our revenues, expenses, operating profit and net income. The Company recognized foreign exchange losses of $0.1 million and $0.4 million in 2015 and 2014, respectively, and a foreign exchange rate gain of $0.7 million in 2013. Foreign exchange rate transaction gains and losses are classified in “Other income (loss), net” on the Consolidated Statements of Income.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $20.2 million, $18.9 million, and $15.3 million for 2015, 2014 and 2013, respectively.

Deferred Revenue

Deferred revenue represents amounts collected prior to having completed performance of professional services, customer support services and software enhancements, and significant remaining obligations under license agreements. The Company generally expects to complete such services or obligations within the next twelve months.

Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2015 or 2014.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations were $7.1 million, $4.8 million, and $2.9 million for 2015, 2014 and 2013, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the creditworthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Property and Equipment

Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, internal use software, and leasehold improvements. The Company depreciates the cost of furniture, computers, other office equipment, and internal use software on a straight-line basis over their estimated useful lives (three to five years for computer software, five years for office equipment, seven years for furniture and fixtures). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation expense for property and equipment for the years ended December 31, 2015, 2014 and 2013 was approximately $7.3 million, $6.2 million, and $5.8 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Income.

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2015	2014
Office equipment	$33,912	$32,916
Computer software	18,809	17,351
Furniture and fixtures	4,100	3,022
Leasehold improvement	18,119	15,191
Property and equipment, gross	74,940	68,480
Less accumulated depreciation	(53,764)	(51,215)
Property and equipment, net	$21,176	$17,265

Software Development Costs

Research and development expenses are charged to expense as incurred. For the years ended December 31, 2015, 2014 and 2013, the Company did not capitalize any internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers have been insignificant.

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

Impairment of Long-Lived Assets

The Company reviews the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2015, 2014 and 2013, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.

The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

Goodwill and Impairment of Goodwill

Goodwill

Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. The Company does not amortize goodwill, but instead tests goodwill for impairment on at least an annual basis. Goodwill was $62.2 million at the end of each years ended December 31, 2015 and 2014. Approximately $36.0 million of the gross Goodwill balance is deductible for income tax purposes. To date, there have been no goodwill impairments.

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

The Company applied the simplified goodwill impairment test for the fiscal year ended December 31, 2015, that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is not more likely than not that the unit’s fair value is less than its carrying amount. To the extent the Company concludes it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The Company did not identify any macroeconomic or industry conditions as of December 31, 2015, that would indicate the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate it is more likely than not that the fair value of any reporting units have fallen below their carrying value, the Company would test such reporting unit for impairment. The Company performed its periodic review of its goodwill for impairment as of December 31, 2015 and 2014, and did not identify any impairment as a result of the review.

Guarantees and Indemnities

The Company accounts for guarantees in accordance with the guarantee accounting topic in the FASB Codification. Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2015, or 2014.

In general, in our customer contracts, the Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. As a result, the Company believes the estimated fair value of these agreements is nominal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2015 and 2014.

Segment Information

The Company has three reporting segments: Americas, EMEA, and APAC as defined by FASB Codification topic for segment reporting. See Note 7 for discussion of the Company’s reporting segments.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $349,000, $168,000 and $154,000 in 2015, 2014 and 2013, respectively. Advertising costs are included in “Sales and marketing” in the Consolidated Statements of Income.

Basic and Diluted Net Income Per Share

Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.

Diluted net income per share is computed using net income divided by Weighted Shares and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data – stock split adjusted):

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net income	$103,475	$82,000	$67,296
Earnings per share:
Basic	$1.41	$1.09	$0.88
Effect of CESs	(0.01)	(0.01)	(0.02)
Diluted	$1.40	$1.08	$0.86

Weighted average number of shares:
Basic	73,443	74,995	76,664
Effect of CESs	595	846	1,268
Diluted	74,038	75,841	77,932

There were no anti-dilutive CESs in 2015, 2014 and 2013. See Note 2 for further information on those securities.

Accumulated Other Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gains and losses on investments that are excluded from net income and reflected in shareholders’ equity. The entire accumulated other comprehensive income balance as of December 31, 2015 and 2014 represents foreign currency translation adjustments.

2. Equity-Based Compensation

Equity Based Compensation Plans

As discussed in Note 1, on December 19, 2013, our Board of Directors of the Company approved a four-for-one stock split of the Company’s common stock, effected in the form of a stock dividend. All references to stock award data have been restated to reflect the effect of the stock split for all periods presented.

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

As amended, a maximum of 30,000,000 shares are available for grant under the 2007 Plan. Each stock option or stock appreciation right granted is counted against the maximum share limitation as one share, and each share of restricted stock or restricted stock unit granted (including those that are service based or performance based) counts against the maximum share limitation as two shares. Options and stock appreciation rights cannot have a term exceeding seven years. As of December 31, 2015, there were 11,923,068 shares available for issuance under the amended 2007 Plan. The 2007 Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to interpret the provisions thereof.

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

Restricted Stock and RSU Awards

A summary of changes in unvested shares/units of restricted stock for the year ended December 31, 2015 are as follows:

	Number of Shares/Units	Grant Date Fair Value
Outstanding at January 1, 2015	1,346,062	$18.43
Granted	579,954	51.99
Vested	(647,181)	18.49
Forfeited	(73,302)	25.82
Outstanding at December 31, 2015	1,205,533	$34.09

The Company recorded equity-based compensation related to restricted stock and RSUs (collectively “restricted stock awards”) of $14.5 million, $9.7 million, and $7.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2015, 2014 and 2013, based on market value at the vesting dates was $31.2 million, $23.9 million, and $26.8 million, respectively. As of December 31, 2015, unrecognized compensation cost related to unvested restricted stock awards totaled $22.7 million and is expected to be recognized over a weighted average period of approximately 3 years.

Included in the RSU grants for the year ended December 31, 2015 are 137,294 units that have performance-based vesting criteria. As noted above, the performance criteria are tied to the Company’s 2015 financial performance. As of December 31, 2015, the performance criteria for the fiscal year were met and the associated equity-based compensation expense has been recognized for the portion of the award attributable to 2015 services.

Stock Option Awards

The Company recorded equity-based compensation related to stock options granted prior to 2011 of $0.2 million during the year ended December 31, 2013. No amounts were recorded for equity-based compensation expense related to stock options during the years ended December 31, 2015 and 2014 as all stock options vested prior to 2014. The Company does not currently grant stock options. A summary of changes in outstanding options for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	153,764	$4.78
Exercised	(150,154)	$4.78
Outstanding at December 31, 2015	3,610	$5.06	0.5	$221

Vested or expected to vest at December 31, 2015	3,610	$5.06	0.5	$221
Exercisable at December 31, 2015	3,610	$5.06	0.5	$221

No stock options were granted in 2015, 2014, or 2013.

As of December 31, 2015, there is no unrecognized compensation cost related to unvested stock option awards. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 based on market value at the exercise dates was $8.0 million, $8.9 million, and $13.9 million, respectively.

3. Income Taxes

The Company is subject to future federal, state, and foreign income taxes and has recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2015 and 2014. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accounts receivable	$2,455	$1,308
Accrued liabilities	7,671	8,481
Equity-based compensation	4,304	3,471
Capitalized costs	1,207	1,428
Accrued sales taxes	348	181
Deferred rent	1,344	2,238
State tax credits	4,339	3,848
Foreign subsidiary net operating losses	386	1,094
Valuation allowance	(4,916)	(5,071)
Other	695	449
	$17,833	$17,427
Deferred tax liabilities:
Intangible assets	10,457	9,264
Depreciation	2,763	1,953
	13,220	11,217
Net deferred tax assets	$4,613	$6,210

The components of income from domestic and foreign operations before income tax expense for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$152,040	$118,448	$94,336
Foreign	10,801	9,550	8,773
Total	$162,841	$127,998	$103,109

The components of the income tax provision for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$47,195	$37,076	$25,682
State	6,308	5,593	3,292
Foreign	4,331	5,034	3,674
	57,834	47,703	32,648
Deferred:
Federal	1,252	(1,490)	2,877
State	(300)	(375)	(341)
Foreign	580	160	629
	1,532	(1,705)	3,165
Total	$59,366	$45,998	$35,813

The income tax benefits related to the exercise of stock options were approximately $2.7 million, $3.1 million, and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As a result of losses in foreign locations, the Company has net operating loss carry-forwards (“NOLs”) of approximately $1.4 million available to offset future income. Approximately $1.3 million of the NOLs expire in 2016 to 2024 and the remainder does not expire. The Company has established a valuation allowance for substantially all of these NOLs because the ability to utilize them is not more likely than not.

The Company has tax credit carry-forwards of approximately $6.7 million available to offset future state tax. These tax credit carry-forwards expire in 2017 to 2025. These credits represent a deferred tax asset of $4.3 million after consideration of the federal benefit of state tax deductions. A valuation allowance of $2.8 million has been established for these credits because the ability to use them is not more likely than not.

Deferred taxes are not provided for temporary differences of approximately $41.0 million, $35.7 million, and $31.4 million as of December 31, 2015, 2014 and 2013, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is impractical to calculate the tax impact until such repatriation occurs.

The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income tax, net of federal benefit	2.5	2.7	2.0
State credit carryforwards	(0.3)	0.1	(0.9)
U.S. federal R&D tax credit	(0.7)	(0.9)	(2.0)
Foreign operations	(0.4)	(0.4)	(0.4)
Tax contingencies	0.5	(0.4)	1.2
Other permanent differences	(0.1)	0.1	(0.5)
Change in valuation allowance	-	(0.3)	0.3
Income taxes	36.5%	35.9%	34.7%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	December 31,
	2015	2014	2013

Unrecognized tax benefits at January 1,	$(4,455)	$(5,122)	$(3,375)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	(1,687)	(18)	(804)
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	292	508	61
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	-	(481)	(1,460)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	61	658	456
Unrecognized tax benefits at December 31,	$(5,789)	$(4,455)	$(5,122)

The Company’s unrecognized tax benefits totaled $5.8 million and $4.5 million as of December 31, 2015 and 2014, respectively. Included in these amounts are unrecognized tax benefits totaling $4.0 million and $2.8 million as of December 31, 2015 and 2014, respectively, which, if recognized, would affect the effective tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $0.2 million, $0.1 million, and

$0.2 million, respectively, of expense for the potential payment of interest and penalties. Accrued interest and penalties were $1.3 million and $0.8 million for the years ended December 31, 2015 and 2014. The Company conducts business globally and, as a result, files income tax returns in the United State federal jurisdiction and in many state and foreign jurisdictions. The Company is generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2012. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2016, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $0.5 million.

4. Shareholders’ Equity

During 2015, 2014 and 2013, the Company purchased 1,721,457, 2,620,118, and 2,831,520 shares of the Company’s common stock for $101.6 million, $91.1 million, and $59.2 million, respectively, through open market transactions as part of a publicly-announced share repurchase program. In January 2016, our Board of Directors increased the remaining share repurchase authority to $50 million.

5. Commitments and Contingencies

Leases

Rents charged to expense were $6.3 million, $6.3 million, and $5.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. In 2014, the Company amended its Atlanta headquarters lease to obtain additional space and extend the lease term. As part of such lease agreement, the Company will receive reimbursement of $1.3 million from the landlord in 2018 for leasehold improvements. The entire cash rent obligation is being amortized to expense on a straight line basis over the lease term.

Aggregate future minimum lease payments under noncancellable operating leases as of December 31, 2015 are as follows (in thousands):

Year Ending December 31,
2016	$7,003
2017	7,282
2018	6,370
2019	5,211
2020	4,783
Thereafter	21,415
Total minimum payments required	$52,064

There are no future minimum lease payments under capital leases as of December 31, 2015.

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

6. Employee Benefit Plan

The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $18,000, as defined, to the 401(k) Plan. The Internal Revenue Service raised the eligible compensation limit to $265,000 for 2015. Since 2012, the Company has provided a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the years ended December 31, 2015, 2014 and 2013, the Company made matching contributions to the 401(k) Plan of $4.0 million, $3.1 million, and $2.7 million, respectively.

7. Reporting Segments

The Company manages the business by three geographic reportable segments: the Americas, EMEA, and APAC. All segments derive revenue from the sale and implementation of the Company’s supply chain execution and planning solutions. The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain. The Company uses the same accounting policies for each reporting segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each segment.

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reporting segments. The royalties, which totaled $3.3 million, $3.0 million, and $3.2 million in 2015, 2014 and 2013, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas’ costs are all research and development costs including the costs associated with the Company’s India operations.

Amortization expense on intangible assets in 2015, 2014 and 2013 was immaterial.

In accordance with the segment reporting topic of the FASB Codification, the Company has included a summary of financial information by reportable segment. The following table presents the revenues, expenses, and operating income by reportable segment for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015				2014
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$65,307	$9,566	$3,742	$78,615	$59,502	$7,505	$4,576	$71,583
Services	352,665	58,030	17,383	428,078	301,025	51,440	23,558	376,023
Hardware and other	46,504	2,480	694	49,678	41,437	1,910	1,151	44,498
Total revenue	464,476	70,076	21,819	556,371	401,964	60,855	29,285	492,104

Costs and Expenses:
Cost of revenue	190,190	33,483	11,755	235,428	167,631	30,694	14,253	212,578
Operating expenses	133,511	13,781	4,441	151,733	126,570	14,557	4,898	146,025
Depreciation and amortization	6,952	502	310	7,764	5,827	291	259	6,377
Total costs and expenses	330,653	47,766	16,506	394,925	300,028	45,542	19,410	364,980
Operating income	$133,823	$22,310	$5,313	$161,446	$101,936	$15,313	$9,875	$127,124

	Year Ended December 31, 2013
	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$49,574	$7,858	$4,984	$62,416
Services	254,934	41,020	19,947	315,901
Hardware and other	33,836	1,536	829	36,201
Total revenue	338,344	50,414	25,760	414,518

Costs and Expenses:
Cost of revenue	142,006	26,111	13,034	181,151
Operating expenses	107,639	13,707	4,909	126,255
Depreciation and amortization	5,248	308	269	5,825
Total costs and expenses	254,893	40,126	18,212	313,231
Operating income	$83,451	$10,288	$7,548	$101,287

The following table presents the goodwill, long-lived assets, and total assets by reporting segment as of December 31, 2015 and 2014 (in thousands):

	As of December 31, 2015				As of December 31, 2014
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill, net	$54,766	$5,504	$1,963	$62,233	$54,766	$5,521	$1,963	$62,250
Long lived assets	25,313	2,398	740	28,451	22,411	2,467	911	25,789
Total assets	300,407	28,790	8,715	337,912	284,304	24,117	9,749	318,170

For the years ended December 31, 2015, 2014 and 2013, we derived revenue from sales to customers outside the United States of approximately $131.3 million, $134.6 million, and $110.8 million, respectively. Our remaining revenue was derived from domestic sales.

License revenues related to our warehouse and non-warehouse product groups for the years ended December 31, 2015, 2014 and 2013, are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Warehouse	$50,097	$40,084	$39,409
Non-Warehouse	28,518	31,499	23,007
Total software license revenue	$78,615	$71,583	$62,416

Our services revenue consists of fees generated from professional services, customer support services and software enhancements related to our software products for the years ended December 31, 2015, 2014 and 2013, are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Professional services	$304,624	$260,058	$210,823
Customer support and software enhancements	123,454	115,965	105,078
Total services revenue	$428,078	$376,023	$315,901

8. Subsequent Events

The Company evaluated all subsequent events that occurred after the date of the accompanying financial statements and determined that there were no events or transactions during this subsequent event reporting period which require recognition or disclosure in the Company’s financial statements.

9. Quarterly Results of Operations (Unaudited)

Following is the quarterly results of operations of the Company for the years ended December 31, 2015 and 2014. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements.

	Quarter Ended
	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
	(In thousands, except per share data)
Statements of Income Data:
Revenue:
Software license	$17,107	$17,989	$16,945	$19,542	$19,314	$19,758	$19,130	$20,413
Services	86,913	93,519	98,518	97,073	101,203	107,344	112,549	106,982
Hardware and other	9,543	11,022	10,145	13,788	13,006	12,007	10,625	14,040
Total revenue	113,563	122,530	125,608	130,403	133,523	139,109	142,304	141,435
Costs and expenses:
Cost of license	1,613	1,848	1,679	1,970	2,906	2,137	2,305	2,590
Cost of services	38,460	41,457	43,689	45,534	44,784	46,464	46,682	46,419
Cost of hardware and other	7,479	9,265	8,496	11,088	10,547	10,163	9,109	11,322
Research and development	11,803	11,867	12,236	13,047	13,556	13,257	13,589	13,457
Sales and marketing	12,020	12,848	11,476	16,273	11,847	11,889	10,904	13,975
General and administrative	10,649	11,256	10,856	11,694	11,238	11,927	14,058	12,036
Depreciation and amortization	1,488	1,489	1,675	1,725	1,781	1,898	1,977	2,108
Total costs and expenses	83,512	90,030	90,107	101,331	96,659	97,735	98,624	101,907
Operating income	30,051	32,500	35,501	29,072	36,864	41,374	43,680	39,528
Other (loss) income, net	(233)	312	(55)	850	262	359	604	170
Income before income taxes	29,818	32,812	35,446	29,922	37,126	41,733	44,284	39,698
Income tax provision	11,106	12,218	13,106	9,568	13,922	15,729	16,387	13,328
Net income	$18,712	$20,594	$22,340	$20,354	$23,204	$26,004	$27,897	$26,370
Basic earnings per share	$0.25	$0.27	$0.30	$0.27	$0.31	$0.35	$0.38	$0.36
Diluted earnings per share	$0.24	$0.27	$0.30	$0.27	$0.31	$0.35	$0.38	$0.36
Shares used in computing basic earnings per share	75,817	75,274	74,687	74,223	73,979	73,618	73,259	72,929
Shares used in computing diluted earnings per share	76,795	76,037	75,466	75,034	74,607	74,126	73,761	73,555

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, and the report of Ernst & Young LLP on the effectiveness of the Company’s internal control over financial reporting are contained on pages 37 and 38 of this report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 13, 2016, under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Committees.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 13, 2016, under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 13, 2016, under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 13, 2016, under the captions “Related Party Transactions” and “Election of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 13, 2016, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1.	Financial Statements.

The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

2.	Financial Statement Schedule.

The following financial statement schedule is filed as a part of this report:

SCHEDULE II

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification:	Balance at Beginning of Period	Additions Charged to Operations	Net Deductions		Balance at End of Period
Allowance for Doubtful Accounts
For the year ended:
December 31, 2013	$6,235	$2,901	$5,980	(a)	$3,156
December 31, 2014	$3,156	$4,778	$3,770	(a)	$4,164
December 31, 2015	$4,164	$7,130	$4,263	(a)	$7,031

Deferred Tax Asset Valuation Allowance
For the year ended:
December 31, 2013	$5,965	$223	$-		$6,188
December 31, 2014	$6,188	$-	$1,117	(b)	$5,071
December 31, 2015	$5,071	$-	$155	(b)	$4,916

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

Date: February 5, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr.	Chairman of the Board	February 5, 2016
John J. Huntz, Jr.

/s/ Eddie Capel	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 5, 2016
Eddie Capel

/s/ Dennis B. Story	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 5, 2016
Dennis B. Story

/s/ Linda C. Pinne	Senior Vice President, Global Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 5, 2016
Linda C. Pinne

/s/ Brian J. Cassidy	Director	February 5, 2016
Brian J. Cassidy

/s/ Dan J. Lautenbach	Director	February 5, 2016
Dan J. Lautenbach

/s/ Thomas E. Noonan	Director	February 5, 2016
Thomas E. Noonan

/s/ Deepak Raghavan	Director	February 5, 2016
Deepak Raghavan

/s/ Edmond I. Eger III	Director	February 5, 2016
Edmond I. Eger III

EXHIBIT INDEX

The following exhibits are filed with this Report.

Exhibit Number	Description

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

(d)

Third Amendment to Lease Agreement between 2300 Windy Ridge Parkway Investors LLC, and the Registrant, dated June 14, 2007 (Incorporated by reference to Exhibit 10.2(d) to the Company’s Annual Report for the period ended December 31, 2014 (File No. 000-23999), filed on February 5, 2015).

(e)

Fourth Amendment to Lease Agreement between SP4 2300 Windy Ridge LP, and the Registrant, dated August 14, 2012 (Incorporated by reference to Exhibit 10.2(e) to the Company’s Annual Report for the period ended December 31, 2014 (File No. 000-23999), filed on February 5, 2015).

(f)

Fifth Amendment to Lease Agreement between 2300 Windy Ridge LLC, and the Registrant, dated May 19, 2014 (Incorporated by reference to Exhibit 10.2(f) to the Company’s Annual Report for the period ended December 31, 2014 (File No. 000-23999), filed on February 5, 2015).

(g)

Sixth Amendment to Lease Agreement between 2300 Windy Ridge LLC, and the Registrant, dated August 13, 2014 (Incorporated by reference to Exhibit 10.2(g) to the Company’s Annual Report for the period ended December 31, 2014 (File No. 000-23999), filed on February 5, 2015).

Exhibit Number	Description

(h)

Seventh Amendment to Lease Agreement between 2300 Windy Ridge LLC and the Registrant, dated April 29, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on July 28, 2015).

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

Exhibit Number	Description

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

Exhibit Number	Description
10.26*

Severance and Non-Competition Agreement by and between the Registrant and Eddie Capel, effective as of March 18, 2010 (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report for the period ended December 31, 2012 (File No. 000-23999), filed on February 23, 2012).

10.27

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