Form 10-Q
period 2016-03-31
MANHATTAN ASSOCIATES INC
filed 2016-04-22
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the Registrant’s class of capital stock outstanding as of April 18, 2016, the latest practicable date, is as follows: 72,137,015 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended March 31, 2016

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$105,812	$118,416
Short-term investments	8,909	10,344
Accounts receivable, net of allowance of $5,999 and $7,031, respectively	84,119	97,379
Prepaid expenses and other current assets	11,365	10,772
Total current assets	210,205	236,911

Property and equipment, net	20,992	21,176
Goodwill, net	62,239	62,233
Deferred income taxes	2,915	4,648
Other assets	6,821	7,275
Total assets	$303,172	$332,243

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,111	$11,219
Accrued compensation and benefits	20,424	29,284
Accrued and other liabilities	12,271	13,853
Deferred revenue	70,201	68,757
Income taxes payable	6,110	4,072
Total current liabilities	119,117	127,185

Other non-current liabilities	9,089	9,566

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2016 and 2015	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 72,136,663 and 72,766,383 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	721	728
Retained earnings	186,496	207,070
Accumulated other comprehensive loss	(12,251)	(12,306)
Total shareholders' equity	174,966	195,492
Total liabilities and shareholders' equity	$303,172	$332,243

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Revenue:
Software license	$20,607	$19,314
Services	116,263	101,203
Hardware and other	12,990	13,006
Total revenue	149,860	133,523
Costs and expenses:
Cost of license	3,152	2,906
Cost of services	51,904	44,784
Cost of hardware and other	9,757	10,547
Research and development	14,706	13,556
Sales and marketing	12,588	11,847
General and administrative	12,448	11,238
Depreciation and amortization	2,206	1,781
Total costs and expenses	106,761	96,659
Operating income	43,099	36,864
Other income, net	520	262
Income before income taxes	43,619	37,126
Income tax provision	16,139	13,922
Net income	$27,480	$23,204

Basic earnings per share	$0.38	$0.31
Diluted earnings per share	$0.38	$0.31

Weighted average number of shares:
Basic	72,630	73,979
Diluted	73,020	74,607

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Net income	$27,480	$23,204
Foreign currency translation adjustment	55	(371)
Comprehensive income	$27,535	$22,833

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net income	$27,480	$23,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,206	1,781
Equity-based compensation	4,688	3,078
Loss (Gain) on disposal of equipment	3	(7)
Tax benefit of stock awards exercised/vested	5,023	6,601
Excess tax benefits from equity-based compensation	(5,023)	(6,579)
Deferred income taxes	1,747	1,730
Unrealized foreign currency gain	(61)	(97)
Changes in operating assets and liabilities:
Accounts receivable, net	13,554	2,440
Other assets	(228)	(2,024)
Accounts payable, accrued and other liabilities	(12,186)	(13,489)
Income taxes	2,044	(1,119)
Deferred revenue	1,179	(344)
Net cash provided by operating activities	40,426	15,175

Investing activities:
Purchase of property and equipment	(1,906)	(3,098)
Net maturities (purchases) of investments	1,418	(1,279)
Net cash used in investing activities	(488)	(4,377)

Financing activities:
Purchase of common stock	(57,791)	(36,033)
Proceeds from issuance of common stock from options exercised	18	278
Excess tax benefits from equity-based compensation	5,023	6,579
Net cash used in financing activities	(52,750)	(29,176)

Foreign currency impact on cash	208	(241)

Net change in cash and cash equivalents	(12,604)	(18,619)
Cash and cash equivalents at beginning of period	118,416	115,708
Cash and cash equivalents at end of period	$105,812	$97,089

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Changes in Presentation of Comparative Financial Statements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of the deferred income taxes. The ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a tax-paying component of an entity. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but may be adopted earlier, and may be applied either prospectively or retrospectively. We adopted this guidance in the first three months ended March 31, 2016 reporting on a retrospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent on our December 31, 2015 condensed consolidated balance sheet, that increased noncurrent deferred tax assets $4.6 million and decreased noncurrent deferred tax liabilities $5.7 million to conform with the current presentation.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification (ASC), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $4.2 million and $5.3 million for the three months ended March 31, 2016 and 2015, respectively.

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

At March 31, 2016, the Company’s cash, cash equivalents, and short-term investments balances were $66.4 million, $39.4 million, and $8.9 million, respectively. The Company currently has no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At March 31, 2016 and December 31, 2015, the Company had $30.3 million in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has no investments classified as Level 2 or Level 3.

4.	Equity-Based Compensation

The Company granted 328,572 and 338,391 restricted stock units (“RSUs”) during the three months ended March 31, 2016 and 2015, respectively. The Company recorded equity-based compensation expense related to restricted stock and RSUs of $4.7 million and $3.1 million during the three months ended March 31, 2016 and 2015, respectively.

A summary of changes in unvested shares/units for the three months ended March 31, 2016 is as follows:

Number of shares/units
Outstanding at December 31, 2015	1,205,533
Granted	328,572
Vested	(440,328)
Forfeited	(26,446)
Outstanding at March 31, 2016	1,067,331

No amounts were recorded for equity-based compensation expense related to stock options during the three months ended March 31, 2016 and 2015 as all stock options vested prior to 2014. The Company does not currently grant stock options.

A summary of changes in outstanding options for the three months ended March 31, 2016 is as follows:

Number of Options
Outstanding at December 31, 2015	3,610
Exercised	(3,610)
Forfeited and expired	-
Outstanding at March 31, 2016	-

5.	Income Taxes

The Company’s effective tax rate was 37% and 37.5% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the effective tax rate for the three months ended March 31, 2016 is primarily due to the U.S. research and development credit claimed for the quarter ended March 31, 2016, as the credit became permanent in December 2015 and was not claimed during the quarter ended March 31, 2015.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of the FASB ASC 740. For the three months ended March 31, 2016, there were no material changes to the Company’s uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

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

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to U.S. federal income tax examinations, substantially all state and local income tax examinations and substantially all non-U.S. income tax examinations for years before 2012.

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)

Net income	$27,480	$23,204
Earnings per share:
Basic	$0.38	$0.31
Effect of CESs	-	-
Diluted	$0.38	$0.31

Weighted average number of shares:
Basic	72,630	73,979
Effect of CESs	390	628
Diluted	73,020	74,607

The anti-dilutive CESs during 2016 and 2015 were immaterial.

7.	Contingencies

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

The Company manages its business by geographic segment. The Company has three geographic reportable segments: North America and Latin America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). All segments derive revenue from the sale and implementation of the Company’s supply chain commerce solutions.  The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply commerce chain. The Company uses the same accounting policies for each reportable segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each reportable segment.

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reportable segments. The royalties, which totaled approximately $0.4 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas’ costs are all research and development costs including the costs associated with the Company’s India operations.

The following table presents the revenues, expenses and operating income by reportable segment for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016				2015
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$19,032	$736	$839	$20,607	$15,483	$3,533	$298	$19,314
Services	97,378	14,469	4,416	116,263	82,212	14,200	4,791	101,203
Hardware and other	12,397	481	112	12,990	12,264	572	170	13,006
Total revenue	128,807	15,686	5,367	149,860	109,959	18,305	5,259	133,523

Costs and Expenses:
Cost of revenue	54,239	7,685	2,889	64,813	46,401	8,907	2,929	58,237
Operating expenses	35,112	3,424	1,206	39,742	31,781	3,763	1,097	36,641
Depreciation and amortization	2,002	138	66	2,206	1,595	113	73	1,781
Total costs and expenses	91,353	11,247	4,161	106,761	79,777	12,783	4,099	96,659
Operating income	$37,454	$4,439	$1,206	$43,099	$30,182	$5,522	$1,160	$36,864

License revenues related to the Company’s warehouse and non-warehouse product groups for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Warehouse	$13,451	$10,925
Non-Warehouse	7,156	8,389
Total software license revenue	$20,607	$19,314

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Professional services	$84,506	$72,659
Customer support and software enhancements	31,757	28,544
Total services revenue	$116,263	$101,203

9.	New Accounting Pronouncement

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of the deferred income taxes. The ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a tax-paying component of an entity. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but may be adopted earlier, and may be applied either prospectively or retrospectively. We adopted this guidance in the first three months ended March 31, 2016 reporting on a retrospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent on our December 31, 2015 condensed consolidated balance sheet, that increased noncurrent deferred tax assets $4.6 million and decreased noncurrent deferred tax liabilities $5.7 million to conform with the current period presentation.

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. generally accepted accounting principles (“GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. For public companies, this guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, but may be adopted earlier. We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, to improve the accounting for employee share-based payments. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, and additional paid-in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new guidance will require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows. Companies will have to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the company) or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. For public companies, this guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but may be adopted earlier. We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2016 and 2015, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three months ended March 31, 2016, we generated $149.9 million in total revenue, with a revenue mix of: license revenue 14%; services revenue 77%; and hardware and other revenue 9%.

The Company has three geographic reportable segments: the Americas, Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC).  Geographic revenue is based on the location of the sale. Our international revenue was approximately $34.1 million for the three months ended March 31, 2016, which represents approximately 23% of our total revenue. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2016, we employed approximately 3,020 employees worldwide, of which 1,440 employees are based in the Americas, 220 in EMEA, and 1,360 in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three months ended March 31, 2016, approximately 77% of our total revenue was generated in the United States, 10% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc., an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in the United States (57%) and Western Europe (23%); consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

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

In April 2016, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update lowering its previous 2016 world economic growth forecast to about 3.2 percent. The WEO update noted that:

The recovery is projected to strengthen in 2017 and beyond, driven primarily by emerging market and developing economies, as conditions in stressed economies start gradually to normalize. But uncertainty has increased, and risks of weaker growth scenarios are becoming more tangible. The fragile conjuncture increases the urgency of a broad-based policy response to raise growth and manage vulnerabilities. The global recovery has weakened further amid increasing financial turbulence. Activity softened toward the end of 2015 in advanced economies, and stresses in several large emerging market economies showed no signs of abating.

The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 1.9 percent in 2016 and 2.0 percent in 2017, while the emerging and developing economies would grow at about 4.1 percent in 2016 and 4.6 percent in 2017.

During 2015 and continuing into 2016, the overall trend has been steady for our large license deals, with recognized license revenue of $1.0 million or greater on twenty one new contracts during 2015 as well as three new contracts in the three months ended March 31, 2016. While we are encouraged by our results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. With global GDP growth continuing to be below pre-2008 levels, we believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it challenging to forecast sales cycles for our products and the timing of large enterprise software license sales.

Revenue

License revenue.  License revenue, a leading indicator of our business, is primarily derived from software license fees customers pay for supply chain solutions. License revenue totaled $20.6 million, or 14% of total revenue, with gross margin of 84.7% for the three months ended March 31, 2016. For the three months ended March 31, 2016, the percentage mix of new to existing customers was approximately 50/50.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles. In addition, the timing of the closing of a few large license transactions can have a material impact on our license revenues, operating profit, operating margins and earnings per share. For example, $1.2 million of license revenue in the first quarter of 2016 equates to approximately one cent of diluted earnings per share impact.

Our software solutions are focused on core supply chain commerce operations (Warehouse Management, Transportation Management, Labor Management), Inventory optimization and Omni-channel operations (e-commerce, retail store operations and point of sale), which are intensely competitive markets characterized by rapid technological change. We are a market leader in the supply chain management software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our license revenues faster than our competitors through investment in innovation. We expect to continue to face increased competition from Enterprise Resource Planning (ERP) and Supply Chain Management applications vendors and business application software vendors that may broaden their solution offerings by internally developing, or by acquiring or partnering with independent developers of supply chain planning and execution software. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

Services revenue.  Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (CSSE). Services revenue totaled $116.3 million, or 77% of total revenue, with gross margins of 55.4% for the three months ended March 31, 2016. Professional services totaled $84.5 million accounted for approximately 73% of total services revenue in the three months ended March 31, 2016. Our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue.  While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At March 31, 2016, our professional services organization totaled approximately 1,400 employees, accounting for 47% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions.  To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades.  We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.  Our CSSE revenues totaled $31.8 million for the three months ended March 31, 2016, representing approximately 27% of services revenue and approximately 21% of total revenue. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers; and (4) fluctuations in currency rates.  Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%.  CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.  CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $13.0 million, representing 9% of total revenue with gross margin of 24.9% for the three months ended March 31, 2016. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discounted prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $4.2 million for the three months ended March 31, 2016.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global retailers, manufacturers, wholesalers, distributors, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our research and development expenses were $14.7 million for the three months ended March 31, 2016. At March 31, 2016, our R&D organization totaled approximately 670 employees, located in the U.S. and India.

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

Cash Flow and Financial Condition

For the three months ended March 31, 2016, we generated cash flow from operating activities of $40.4 million. Our cash, cash equivalents, and investments at March 31, 2016 totaled $114.7 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 892,283 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the three months ended March 31, 2016. In April 2016, our Board of Directors approved raising the Company's remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

For the remainder of 2016, we anticipate that our priorities for the use of cash will be in hiring and developing sales and services resources and continued investment in product development and marketing to extend our market leadership and awareness. We expect to continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We also expect to continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the remainder of 2016 for general corporate purposes.

Results of Operations

The following table summarizes our consolidated results for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)

Revenue	$149,860	$133,523
Costs and expenses	106,761	96,659
Operating income	43,099	36,864
Other income, net	520	262
Income before income taxes	43,619	37,126
Net income	$27,480	$23,204
Diluted earnings per share	$0.38	$0.31
Diluted weighted average number of shares	73,020	74,607

The Company has three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During the three months ended March 31, 2016 and 2015, we derived the majority of our revenues from sales to customers within our Americas segment. The following table summarizes revenue and operating profit by segment:

	Three Months Ended March 31,
	2016	2015	% Change vs. Prior Year
Revenue:	(in thousands)
Software license
Americas	$19,032	$15,483	23%
EMEA	736	3,533	-79%
APAC	839	298	182%
Total software license	20,607	19,314	7%

Services
Americas	97,378	82,212	18%
EMEA	14,469	14,200	2%
APAC	4,416	4,791	-8%
Total services	116,263	101,203	15%

Hardware and Other
Americas	12,397	12,264	1%
EMEA	481	572	-16%
APAC	112	170	-34%
Total hardware and other	12,990	13,006	0%

Total Revenue
Americas	128,807	109,959	17%
EMEA	15,686	18,305	-14%
APAC	5,367	5,259	2%
Total revenue	$149,860	$133,523	12%

Operating income:
Americas	$37,454	$30,182	24%
EMEA	4,439	5,522	-20%
APAC	1,206	1,160	4%
Total operating income	$43,099	$36,864	17%

Summary of the First Three Month of 2016 Condensed Consolidated Financial Results

•	Diluted earnings per share for the three months ended March 31, 2016 was $0.38, compared to $0.31 for the three months ended March 31, 2015.
•

Consolidated revenue for the three months ended March 31, 2016 was $149.9 million, compared to $133.5 million for the three months ended March 31, 2015. License revenue was $20.6 million for the three months ended March 31, 2016, compared to $19.3 million for the three months ended March 31, 2015.

•	Operating income was $43.1 million for the three months ended March 31, 2016, compared to $36.9 million for the three months ended March 31, 2015.

•

Cash flow from operations was $40.4 million in the three months ended March 31, 2016, compared to $15.2 million in the three months ended March 31, 2015. Days Sales Outstanding was 51 days at March 31, 2016, compared to 63 days at December 31, 2015.

•	Cash and investments on-hand was $114.7 million at March 31, 2016, compared to $128.8 million at December 31, 2015.
•

During the three months ended March 31, 2016, we repurchased 892,283 shares of Manhattan Associates common stock under the share repurchase program authorized by our Board of Directors, for a total investment of $48.5 million.

The results of our consolidated operations for the three months ended March 31, 2016 and 2015 are discussed below.

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2016	2015	Prior Year	2016	2015
	(in thousands)

Software license	$20,607	$19,314	7%	14%	14%
Services	116,263	101,203	15%	77%	76%
Hardware and other	12,990	13,006	0%	9%	10%
Total revenue	$149,860	$133,523	12%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue.  License revenue increased $1.3 million, or 7%, in the three months ended March 31, 2016 over the same period in the prior year. Our license revenue performance depends on the number and relative value of large deals we close in the period. We completed three and seven large new deals greater than $1.0 million in the three months ended March 31, 2016 and 2015, respectively.

The license sales percentage mix across our product suite in the three months ended March 31, 2016 was approximately 65% warehouse management solutions and 35% non-warehouse management solutions.

Services revenue.  Services revenue increased $15.1 million, or 15%, in the three months ended March 31, 2016 compared to the same period in the prior year due to an $11.8 million increase in professional services revenue and a $3.3 million increase in customer support and software enhancements. In the three months ended March 31, 2016 compared to the same period in the prior year, services revenue for the Americas and EMEA segments increased $15.2 million and $0.3 million, respectively, but decreased $0.4 million for the APAC segment. The increase in services revenue was primarily due to a combination of license deals signed and customer-specific initiatives in conjunction with customer upgrade activity.

Hardware and other.  Hardware sales increased by $1.1 million, or 14%, to $8.8 million in the three months ended March 31, 2016 compared to $7.7 million for the same period in the prior year.  The majority of hardware sales are derived from our Americas segment.  Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.  Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $4.2 million and $5.3 million for the three months ended March 31, 2016 and 2015, respectively.

Cost of Revenue

	Three Months Ended March 31,
	2016	2015	% Change vs. Prior Year
Cost of license	$3,152	$2,906	8%
Cost of services	51,904	44,784	16%
Cost of hardware and other	9,757	10,547	-7%
Total cost of revenue	$64,813	$58,237	11%

Cost of license.  Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $0.2 million, or 8%, in the three months ended March 31, 2016 compared to the same period in the prior year.

Cost of services.  Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services.  The $7.1 million, or 16%, increase in cost of services in the three months ended March 31, 2016 compared to the same period in the prior year was principally due to a $5.5 million increase in compensation other personnel-related and travel expenses, and a $1.2 million increase in performance-based compensation expense. These increases mainly resulted from increased headcount in our services organization to support ongoing growth of the business.

Cost of hardware and other.  Cost of hardware and other decreased by $0.7 million to approximately $9.8 million in the three months ended March 31, 2016 compared to $10.5 million in the same period of 2015. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $4.1 million and $5.1 million for the three months ended March 31, 2016 and 2015, respectively.

Operating Expenses

	Three Months Ended March 31,
	2016	2015	% Change vs.
	(in thousands)

Research and development	$14,706	$13,556	8%
Sales and marketing	12,588	11,847	6%
General and administrative	12,448	11,238	11%
Depreciation and amortization	2,206	1,781	24%
Operating expenses	$41,948	$38,422	9%

Research and development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the three months ended March 31, 2016 increased by $1.2 million, or 8%, compared to the same period in 2015. This increase was primarily due to $0.8 million in higher compensation and other personnel-related expenses. For each of the three months ended March 31, 2016 and 2015, we did not capitalize any research and development costs.

Sales and marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $0.7 million, or 6%, in the three months ended March 31, 2016 compared to the same period of the prior year. This increase was mainly attributable to a $0.8 million increase in compensation and other personnel-related expenses.

General and administrative.  General and administrative expenses consist of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased by $1.2 million, or 11%, during the three months ended March 31, 2016 compared to the same period in the prior year. The increase was primarily due to an increase of $0.8 million in compensation and other personnel-related expenses from increased headcount.

Depreciation and amortization.  Depreciation expense amounted to $2.1 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively. Amortization expense for the three months ended March 31, 2016 and 2015 was immaterial.

Operating Income

Operating income for the three months ended March 31, 2016 was $43.1 million compared to $36.9 million for the same period in the prior year. Operating margins were 28.8% for the first three months of 2016 versus 27.6% for the same period in 2015. Operating income and margin increased primarily due to strong revenue growth and expense management during the three month period.

Other Income and Income Taxes

	Three Months Ended March 31,
	2016	2015	% Change vs. Prior Year

Other income, net	$520	$262	98%
Income tax provision	16,139	13,922	16%

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $0.3 million in the three months ended March 31, 2016 compared to the same period in 2015 primarily related to the fluctuation of the U.S. dollar relative to foreign currencies.

Income tax provision.  Our effective income tax rate was 37.0% and 37.5% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the effective tax rate for the three months ended March 31, 2016 is due to the U.S. research and development credit that we claimed for the quarter ended March 31, 2016, as the credit became permanent in December 2015 and was not claimed during the quarter ended March 31, 2015.

Liquidity and Capital Resources

In the first three month of 2016, we funded our business through cash flow generated from operations. Our cash and investments as of March 31, 2016 included $65.1 million held in the U.S. and $49.6 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate.  However, our current intent is to indefinitely reinvest these funds outside of the U.S. and we do not have a current cash requirement need requiring U.S. repatriation.

Our operating activities generated cash flow of approximately $40.4 million and $15.2 million for the three months ended March 31, 2016 and 2015, respectively, reflecting strong global cash collections in the most recent quarter. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow.

Our investing activities used cash of approximately $0.5 million and $4.4 million during the three months ended March 31, 2016 and 2015, respectively. The primary uses of cash for investing activities for the three months ended March 31, 2016 were $1.9 million in capital expenditures to support company growth, offset by $1.4 million in net maturities of short-term investments. The primary uses of cash for investing activities for the three months ended March 31, 2015 were $3.1 million in capital expenditures, and $1.3 million in net purchases of short-term investments.

Our financing activities used cash of approximately $52.8 million and $29.2 million for the three months ended March 31, 2016 and 2015, respectively. The principal use of cash for financing activities for the three months ended March 31, 2016 was to purchase approximately $57.8 million of our common stock, including $9.3 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by $5.0 million excess tax benefit from equity-based compensation. The principal use of cash for financing activities for the three months ended March 31, 2015 was to purchase approximately $36.0 million of our common stock, including $9.7 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by $6.6 million excess tax benefit from equity-based compensation.

Periodically, opportunities may arise to grow our business through the acquisition of complementary and synergistic companies, products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that existing balances of cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In the remainder of 2016, we expect that our priorities for the use of cash will be in hiring, developing sales and services resources as well as continued investment in product development and marketing to extend our market leadership and awareness.  We expect to continue to weigh our share repurchase options against using cash for investing in the business and acquisition opportunities that are complementary to our product footprint and technology direction. We do not anticipate any borrowing requirements in the remainder of 2016 for general corporate purposes.

Critical Accounting Policies and Estimates

In the first three months of 2016, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2015 other than the adoption of ASU 2015-17 related to the balance sheet presentation of deferred income taxes.

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
•

other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as the same may be updated from time to time in subsequent quarterly reports.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the Quantitative and Qualitative Disclosures about Market Risk previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program for the quarter ended March 31, 2016. All repurchases related to the repurchase program were made on the open market. There were no shares withheld for taxes due upon vesting of restricted stock for the quarter ended March 31, 2016.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that May Yet
	Number of	Price Paid	as Part of Publicly	Be Purchased Under
	Shares	per	Announced Plans	the Plans or
Period	Purchased(a)	Share	or Programs	Programs
January 1 - January 31, 2016	-	$-	-	$50,000,000
February 1 - February 29, 2016	391,922	51.00	391,922	30,012,850
March 1 - March 31, 2016	500,361	56.98	500,361	1,500,776
Total	892,283	54.35	892,283

(a)	These amounts do not include shares withheld for taxes due upon vesting of restricted stock units.

In April 2016, our Board of Directors approved raising our repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 10.1

2016 Annual Cash Bonus Plan (incorporate by reference from Annex B to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed with the SEC on April 8, 2016 (SEC File No. 000-23999))

Exhibit 10.2	Executive Employment Agreement with Linda C. Pinne

Exhibit 10.3	Indemnification Agreement with Linda C. Pinne

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

MANHATTAN ASSOCIATES, INC.

Date:	April 22, 2016	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 22, 2016	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1

2016 Annual Cash Bonus Plan (incorporate by reference from Annex B to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed with the SEC on April 8, 2016 (SEC File No. 000-23999))

Exhibit 10.2	Executive Employment Agreement with Linda C. Pinne

Exhibit 10.3	Indemnification Agreement with Linda C. Pinne

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*

In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.