Form 10-Q/A
period 2016-03-31
MANHATTAN ASSOCIATES INC
filed 2016-04-27
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q/A

(Amendment No. 1)

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  0-23999

MANHATTAN ASSOCIATES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2373424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2300 Windy Ridge Parkway, Tenth Floor
Atlanta, Georgia	30339
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (770) 955-7070

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

EXPLANATORY NOTE

Manhattan Associates, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “Original Form 10-Q”), which was originally filed with the Securities and Exchange Commission on April 22, 2016.  The purpose of this Amendment is to amend a statement in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) of the Company’s Original Form 10-Q. In the MD&A, the Company inadvertently stated that, “At March 31, 2016, our professional services organization totaled approximately 1,400 employees, accounting for 47% of our total employees worldwide.”  The Company hereby amends such disclosure to state that, “At March 31, 2016, our professional services organization totaled approximately 2,000 employees, accounting for 66% of our total employees worldwide.”

In addition, this Amendment amends Item 6 of Part II of the Original Form 10-Q to include new certifications by the Company’s principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934.

Except for the foregoing, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q, does not update disclosures contained in the Form 10-Q and does not modify or amend the Form 10-Q.

PART II

OTHER INFORMATION

Item 6.	Exhibits.

Exhibit 10.1*

2016 Annual Cash Bonus Plan (incorporate by reference from Annex B to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed with the SEC on April 8, 2016 (SEC File No. 000-23999))

Exhibit 10.2*	Executive Employment Agreement with Linda C. Pinne

Exhibit 10.3*	Indemnification Agreement with Linda C. Pinne

Exhibit 31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*   Previously filed with the Original Form 10-Q.

** Previously furnished with the Original Form 10-Q.

+   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

Date:	April 27, 2016	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2016	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1*

2016 Annual Cash Bonus Plan (incorporate by reference from Annex B to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed with the SEC on April 8, 2016 (SEC File No. 000-23999))

Exhibit 10.2*	Executive Employment Agreement with Linda C. Pinne

Exhibit 10.3*	Indemnification Agreement with Linda C. Pinne

Exhibit 31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*   Previously filed with the Original Form 10-Q.

** Previously furnished with the Original Form 10-Q.

+   Filed herewith.