Form 10-Q
period 2016-06-30
MANHATTAN ASSOCIATES INC
filed 2016-07-22
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the Registrant’s class of capital stock outstanding as of July 19, 2016, the latest practicable date, is as follows: 71,605,024 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended June 30, 2016

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$93,135	$118,416
Short-term investments	2,076	10,344
Accounts receivable, net of allowance of $4,359 and $7,031, respectively	92,998	97,379
Prepaid expenses and other current assets	11,761	10,772
Total current assets	199,970	236,911

Property and equipment, net	20,861	21,176
Goodwill, net	62,235	62,233
Deferred income taxes	3,699	4,648
Other assets	7,111	7,275
Total assets	$293,876	$332,243

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,546	$11,219
Accrued compensation and benefits	19,653	29,284
Accrued and other liabilities	13,231	13,853
Deferred revenue	63,913	68,757
Income taxes payable	1,762	4,072
Total current liabilities	110,105	127,185

Other non-current liabilities	8,789	9,566

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2016 and 2015	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 71,604,493 and 72,766,383 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	716	728
Retained earnings	188,362	207,070
Accumulated other comprehensive loss	(14,096)	(12,306)
Total shareholders' equity	174,982	195,492
Total liabilities and shareholders' equity	$293,876	$332,243

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Software license	$20,631	$19,758	$41,238	$39,072
Services	119,833	107,344	236,096	208,547
Hardware and other	14,428	12,007	27,418	25,013
Total revenue	154,892	139,109	304,752	272,632
Costs and expenses:
Cost of license	2,283	2,137	5,435	5,043
Cost of services	48,393	46,464	100,297	91,248
Cost of hardware and other	11,841	10,163	21,598	20,710
Research and development	13,458	13,257	28,164	26,813
Sales and marketing	12,015	11,889	24,603	23,736
General and administrative	12,368	11,927	24,816	23,165
Depreciation and amortization	2,266	1,898	4,472	3,679
Total costs and expenses	102,624	97,735	209,385	194,394
Operating income	52,268	41,374	95,367	78,238
Other income, net	654	359	1,174	621
Income before income taxes	52,922	41,733	96,541	78,859
Income tax provision	19,581	15,729	35,720	29,651
Net income	$33,341	$26,004	$60,821	$49,208

Basic earnings per share	$0.46	$0.35	$0.84	$0.67
Diluted earnings per share	$0.46	$0.35	$0.84	$0.66

Weighted average number of shares:
Basic	71,880	73,618	72,264	73,797
Diluted	72,228	74,126	72,633	74,366

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$33,341	$26,004	$60,821	$49,208
Foreign currency translation adjustment	(1,845)	244	(1,790)	(127)
Comprehensive income	$31,496	$26,248	$59,031	$49,081

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net income	$60,821	$49,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,472	3,679
Equity-based compensation	8,183	5,739
Loss (Gain) on disposal of equipment	14	(38)
Tax benefit of stock awards exercised/vested	5,069	7,848
Excess tax benefits from equity-based compensation	(5,074)	(7,825)
Deferred income taxes	950	1,216
Unrealized foreign currency (gain) loss	(403)	117
Changes in operating assets and liabilities:
Accounts receivable, net	4,113	3,002
Other assets	(1,124)	(97)
Accounts payable, accrued and other liabilities	(10,624)	(13,296)
Income taxes	(2,313)	(5,428)
Deferred revenue	(4,577)	(1,437)
Net cash provided by operating activities	59,507	42,688

Investing activities:
Purchase of property and equipment	(4,107)	(5,769)
Net maturities of investments	8,113	447
Net cash provided by (used in) investing activities	4,006	(5,322)

Financing activities:
Purchase of common stock	(92,812)	(61,330)
Proceeds from issuance of common stock from options exercised	18	535
Excess tax benefits from equity-based compensation	5,074	7,825
Net cash used in financing activities	(87,720)	(52,970)

Foreign currency impact on cash	(1,074)	52

Net change in cash and cash equivalents	(25,281)	(15,552)
Cash and cash equivalents at beginning of period	118,416	115,708
Cash and cash equivalents at end of period	$93,135	$100,156

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification (ASC), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $4.9 million for both the three months ended June 30, 2016 and 2015, and $9.1 million and $10.2 million for the six months ended June 30, 2016 and 2015, respectively.

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

At June 30, 2016, the Company’s cash, cash equivalents, and short-term investments balances were $46.0 million, $47.1 million, and $2.1 million, respectively. The Company currently has no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework. At June 30, 2016 and December 31, 2015, the Company had $30.3 million in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has no investments classified as Level 2 or Level 3.

4.	Equity-Based Compensation

The Company granted 20,659 and 15,890 restricted stock units (“RSUs”) during the three months ended June 30, 2016 and 2015, respectively, and 349,231 and 354,281 RSUs during the six months ended June 30, 2016 and 2015, respectively. The Company recorded equity-based compensation expense related to restricted stock and RSUs of $3.5 million and $2.7 million during the three months ended June 30, 2016 and 2015, respectively, and $8.2 million and $5.7 million during the six months ended June 30, 2016 and 2015, respectively.

A summary of changes in unvested shares/units for the six months ended June 30, 2016 is as follows:

Number of shares/units
Outstanding at December 31, 2015	1,205,533
Granted	349,231
Vested	(459,914)
Forfeited	(112,360)
Outstanding at June 30, 2016	982,490

No amounts were recorded for equity-based compensation expense related to stock options during the three and six months ended June 30, 2016 and 2015 as all stock options vested prior to 2014.  The Company does not currently grant stock options.

A summary of changes in outstanding options for the six months ended June 30, 2016 is as follows:

Number of Options
Outstanding at December 31, 2015	3,610
Exercised	(3,610)
Forfeited and expired	-
Outstanding at June 30, 2016	-

5.	Income Taxes

The Company’s effective tax rate was 37.0% and 37.7% for the three months ended June 30, 2016 and 2015, respectively, and 37.0% and 37.6% for the six months ended June 30, 2016 and 2015, respectively.  The decrease in the effective tax rate for the quarter and the six months ended June 30, 2016 was primarily due to the U.S. research and development credit claimed for the quarter and the six month period ended June 30, 2016, as the credit became permanent in December 2015 and was not claimed during the quarter and the six months ended June 30, 2015.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of the FASB ASC 740. For the three and six months ended June 30, 2016, there were no material changes to the Company’s uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$33,341	$26,004	$60,821	$49,208
Earnings per share:
Basic	$0.46	$0.35	$0.84	$0.67
Effect of CESs	-	-	-	(0.01)
Diluted	$0.46	$0.35	$0.84	$0.66

Weighted average number of shares:
Basic	71,880	73,618	72,264	73,797
Effect of CESs	348	508	369	569
Diluted	72,228	74,126	72,633	74,366

The anti-dilutive CESs during 2016 and 2015 were immaterial.

7.	Contingencies

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

The Company manages its business by geographic segment. The Company has three geographic reportable segments: North America and Latin America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). All segments derive revenue from the sale and implementation of the Company’s supply chain commerce solutions.  The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain commerce. The Company uses the same accounting policies for each reportable segment. The chief executive officer and interim chief financial officer evaluate performance based on revenue and operating results for each reportable segment.

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reportable segments. The royalties, which totaled approximately $0.8 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $1.2 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas’ costs are all research and development costs including the costs associated with the Company’s India operations.

The following table presents the revenues, expenses and operating income by reportable segment for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016				2015
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$17,261	$2,236	$1,134	$20,631	$17,294	$2,115	$349	$19,758
Services	99,993	15,400	4,440	119,833	88,563	14,504	4,277	107,344
Hardware and other	13,764	549	115	14,428	11,297	556	154	12,007
Total revenue	131,018	18,185	5,689	154,892	117,154	17,175	4,780	139,109

Costs and Expenses:
Cost of revenue	50,945	8,387	3,185	62,517	47,251	8,639	2,874	58,764
Operating expenses	33,885	2,808	1,148	37,841	32,013	3,908	1,152	37,073
Depreciation and amortization	2,062	136	68	2,266	1,676	112	110	1,898
Total costs and expenses	86,892	11,331	4,401	102,624	80,940	12,659	4,136	97,735
Operating income	$44,126	$6,854	$1,288	$52,268	$36,214	$4,516	$644	$41,374

	Six Months Ended June 30,
	2016				2015
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$36,293	$2,972	$1,973	$41,238	$32,777	$5,648	$647	$39,072
Services	197,371	29,869	8,856	236,096	170,775	28,704	9,068	208,547
Hardware and other	26,161	1,030	227	27,418	23,561	1,128	324	25,013
Total revenue	259,825	33,871	11,056	304,752	227,113	35,480	10,039	272,632

Costs and Expenses:
Cost of revenue	105,184	16,072	6,074	127,330	93,652	17,546	5,803	117,001
Operating expenses	68,997	6,232	2,354	77,583	63,794	7,671	2,249	73,714
Depreciation and amortization	4,064	274	134	4,472	3,271	225	183	3,679
Total costs and expenses	178,245	22,578	8,562	209,385	160,717	25,442	8,235	194,394
Operating income	$81,580	$11,293	$2,494	$95,367	$66,396	$10,038	$1,804	$78,238

License revenues related to the Company’s warehouse and non-warehouse product groups for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Warehouse	$12,003	$10,995	$25,454	$21,920
Non-Warehouse	8,628	8,763	15,784	17,152
Total software license revenue	$20,631	$19,758	$41,238	$39,072

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Professional services	$86,992	$76,548	$171,498	$149,207
Customer support and software enhancements	32,841	30,796	64,598	59,340
Total services revenue	$119,833	$107,344	$236,096	$208,547

9.	New Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue Recognition – Revenue from Contracts with Customers (Topic 606), which will replace substantially all current revenue recognition guidance once it becomes effective. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other standards. The new standard is less prescriptive and may require software entities to use more judgment and estimates in the revenue recognition process than are required under existing revenue guidance. This guidance is now effective for annual and interim periods beginning after December 15, 2017.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations, which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, which clarifies the following aspects in ASU 2014-09: collectability, presentation of sales taxes and other similar taxes collected from customers, noncash considerations, contract modifications at transition, completed contracts at transition, and technical correction. We must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017.

The new revenue standard may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. For public companies, this guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, but may be adopted earlier. We are currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, to improve the accounting for employee share-based payments. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, and additional paid-in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new guidance will require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows. Companies will have to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the company) or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. For public companies, this guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but may be adopted earlier. We are currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three and six months ended June 30, 2016, we generated $154.9 million and $304.8 million in total revenue, respectively, with a revenue mix of: license revenue 13%; services revenue 78%; and hardware and other revenue 9% for the three months ended June 30, 2016, and license revenue 14%; services revenue 77%; and hardware and other revenue 9% for the six months ended June 30, 2016.

The Company has three geographic reportable segments: North America and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC).  Geographic revenue is based on the location of the sale. Our international revenue was approximately $37.6 million and $71.7 million for the three and six months ended June 30, 2016, respectively, which represents approximately 24% of our total revenue for both the three and six months ended June 30, 2016, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2016, we employed approximately 3,060 employees worldwide, of which 1,480 employees are based in the Americas, 220 in EMEA, and 1,360 in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and six months ended June 30, 2016, approximately 76% of our total revenue was generated in both periods in the United States, 12% and 11%, respectively, in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in the United States (56%) and Western Europe (24%); consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

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

In July 2016, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update maintaining its previous 2016 world economic growth forecast at 3.1%, but lowering its previous 2017 growth forecast from 3.5% to 3.4%. The WEO update noted that:

Before the June 23 vote in the United Kingdom in favor of leaving the European Union, economic data and financial market developments suggested that the global economy was evolving broadly as forecast in the April 2016 World Economic Outlook (WEO). Growth in most advanced economies remained lackluster, with low potential growth and a gradual closing of output gaps. The outcome of the U.K. vote, which surprised global financial markets, implies the materialization of an important downside risk for the world economy. As a result, the global outlook for 2016-17 has worsened, despite the better-than-expected performance in early 2016. This deterioration reflects the expected macroeconomic consequences of a sizable increase in uncertainty, including on the political front.

The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 1.8 percent in both 2016 and 2017, while the emerging and developing economies would grow at about 4.1 percent in 2016 and 4.6 percent in 2017.

During 2015 and continuing into 2016, the overall trend has been steady for our large license deals, with recognized license revenue of $1.0 million or greater on twenty one new contracts during 2015 as well as six new contracts in the six months ended June 30, 2016.  While we are encouraged by our results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. We believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it challenging to forecast sales cycles for our products and the timing of large enterprise software license deals.

Revenue

License revenue.  License revenue, a leading indicator of our business, is primarily derived from software license fees customers pay for supply chain solutions. License revenue totaled $20.6 million, or 13% of total revenue, with gross margins of 88.9% for the three months ended June 30, 2016, and $41.2 million, or 14% of total revenue, with gross margin of 86.8% for the six months ended June 30, 2016. For the three and six months ended June 30, 2016, the percentage mix of new to existing customers was approximately 20/80 and 40/60, respectively.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.1 million of license revenue in the second quarter of 2016 equates to approximately one cent of diluted earnings per share impact.

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

Services revenue.  Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (CSSE). Services revenue totaled $119.8 million, or 78% of total revenue, with gross margins of 59.6% for the three months ended June 30, 2016, and $236.1 million, or 77% of total revenue, with gross margins of 57.5% for the six months ended June 30, 2016. Professional services accounted for approximately 73% of total services revenue in both the three and six months ended June 30, 2016. While we believe our services margins are very strong, our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue as services margins are inherently lower than license revenue margins.

At June 30, 2016, our professional services organization totaled approximately 2,050 employees, accounting for 67% of our total employees worldwide.  Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions.  To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades.  We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.  Our CSSE revenues totaled $32.8 million and $64.6 million for the three and six months ended June 30, 2016, respectively, representing approximately 27% of services revenue and approximately 21% of total revenue for both periods. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers; and (4) fluctuations in currency rates.  Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%.  CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.  CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $14.4 million, representing 9% of total revenue with gross margins of 17.9% for the three months ended June 30, 2016, and $27.4 million, representing 9% of total revenue with gross margin of 21.2% for the six months ended June 30, 2016. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discounted prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $4.9 million and $9.1 million for the three and six months ended June 30, 2016, respectively.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our research and development expenses were $13.5 million and $28.2 million for the three and six months ended June 30, 2016, respectively. At June 30, 2016, our R&D organization totaled approximately 680 employees, located in the U.S. and India.

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

Cash Flow and Financial Condition

For the three and six months ended June 30, 2016, we generated cash flow from operating activities of $19.1 million and $59.5 million, respectively. Our cash, cash equivalents, and investments at June 30, 2016 totaled $95.2 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 1,443,606 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the six months ended June 30, 2016. In July 2016, our Board of Directors approved raising the Company's remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

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

Results of Operations

The following table summarizes our consolidated results for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)

Revenue	$154,892	$139,109	$304,752	$272,632
Costs and expenses	102,624	97,735	209,385	194,394
Operating income	52,268	41,374	95,367	78,238
Other income, net	654	359	1,174	621
Income before income taxes	52,922	41,733	96,541	78,859
Net income	$33,341	$26,004	$60,821	$49,208
Diluted earnings per share	$0.46	$0.35	$0.84	$0.66
Diluted weighted average number of shares	72,228	74,126	72,633	74,366

The Company has three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During the three and six months ended June 30, 2016 and 2015, we derived the majority of our revenues from sales to customers within our Americas segment. The following table summarizes revenue and operating profit by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change vs. Prior Year	2016	2015	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Software license
Americas	$17,261	$17,294	0%	$36,293	$32,777	11%
EMEA	2,236	2,115	6%	2,972	5,648	-47%
APAC	1,134	349	225%	1,973	647	205%
Total software license	20,631	19,758	4%	41,238	39,072	6%

Services
Americas	99,993	88,563	13%	197,371	170,775	16%
EMEA	15,400	14,504	6%	29,869	28,704	4%
APAC	4,440	4,277	4%	8,856	9,068	-2%
Total services	119,833	107,344	12%	236,096	208,547	13%

Hardware and Other
Americas	13,764	11,297	22%	26,161	23,561	11%
EMEA	549	556	-1%	1,030	1,128	-9%
APAC	115	154	-25%	227	324	-30%
Total hardware and other	14,428	12,007	20%	27,418	25,013	10%

Total Revenue
Americas	131,018	117,154	12%	259,825	227,113	14%
EMEA	18,185	17,175	6%	33,871	35,480	-5%
APAC	5,689	4,780	19%	11,056	10,039	10%
Total revenue	$154,892	$139,109	11%	$304,752	$272,632	12%

Operating income:
Americas	$44,126	$36,214	22%	$81,580	$66,396	23%
EMEA	6,854	4,516	52%	11,293	10,038	13%
APAC	1,288	644	100%	2,494	1,804	38%
Total operating income	$52,268	$41,374	26%	$95,367	$78,238	22%

Summary of the Second Quarter 2016 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.46 in the second quarter of 2016, compared to $0.35 in the second quarter of 2015.
•

Consolidated total revenue was $154.9 million in the second quarter of 2016, compared to $139.1 million in the second quarter of 2015. License revenue was $20.6 million in the second quarter of 2016, compared to $19.8 million in the second quarter of 2015.

•	Operating income was $52.3 million in the second quarter of 2016, compared to $41.4 million in the second quarter of 2015.
•

Cash flow from operations was $19.1 million in the second quarter of 2016, compared to $27.5 million in the second quarter of 2015. Days sales outstanding was 55 days at June 30, 2016, compared to 51 days at March 31, 2016.

•	Cash and investments on-hand was $95.2 million at June 30, 2016, compared to $114.7 million at March 31, 2016.

•

During the three months ended June 30, 2016, we repurchased 551,323 shares of Manhattan Associates common stock under the share repurchase program authorized by our Board of Directors, for a total investment of $35.0 million. In July 2016, our Board of Directors approved raising our share repurchase authority to an aggregate of $50.0 million of our outstanding common stock.

The consolidated results of our operations for the second quarters of 2016 and 2015 are discussed below.

Revenue

	Three Months Ended June 30,
			% Change vs.	% of Total Revenue
	2016	2015	Prior Year	2016	2015
	(in thousands)

Software license	$20,631	$19,758	4%	13%	14%
Services	119,833	107,344	12%	78%	77%
Hardware and other	14,428	12,007	20%	9%	9%
Total revenue	$154,892	$139,109	11%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue.  License revenue increased $0.9 million, or 4%, in the second quarter of 2016 compared to the same quarter in the prior year. Our license revenue performance depends on the number and relative value of large deals we close in the period. We recognized license revenue of $1.0 million or greater on three new separate contracts in the second quarter of 2016. The license sales percentage mix across our product suite in the second quarter ended June 30, 2016 was approximately 60% warehouse management solutions and 40% non-warehouse management solutions.

Services revenue.  Services revenue increased $12.5 million, or 12%, in the second quarter of 2016 compared to the same quarter in the prior year due to a $10.4 million increase in professional services revenue and a $2.1 million increase in customer support and software enhancements. Services revenue for the Americas, EMEA, and APAC segments increased $11.4 million, $0.9 million, and $0.2 million, respectively in the second quarter of 2016 compared to the same quarter of 2015. The increase in services revenue was primarily due to a combination of license deals signed and customer-specific initiatives in conjunction with customer upgrade activity.

Hardware and other.  Hardware sales increased by $2.5 million to $9.5 million in the second quarter of 2016 compared to $7.1 million for the second quarter of 2015. The majority of hardware sales are derived from our Americas segment.  Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.  Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $4.9 million for both the quarters ended June 30, 2016 and 2015, respectively.

Cost of Revenue

	Three Months Ended June 30,
	2016	2015	% Change vs. Prior Year
Cost of license	$2,283	$2,137	7%
Cost of services	48,393	46,464	4%
Cost of hardware and other	11,841	10,163	17%
Total cost of revenue	$62,517	$58,764	6%

Cost of license.  Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $0.1 million in the second quarter of 2016 compared to the same quarter of 2015.

Cost of services.  Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services.  The $1.9 million, or 4%, increase in cost of services in the quarter ended June 30, 2016 compared to the same quarter in the prior year was principally due to increased headcount to support business growth resulting in a $2.6 million increase in compensation and other personnel-related expenses. In addition, professional fees, facility-related expense and telecommunication expense increased by $0.5 million, collectively. These increases were offset by a $1.3 million decrease in performance-based compensation expense.

Cost of hardware and other.  Cost of hardware and other increased by $1.9 million to $7.1 million in the second quarter of 2016 compared to $5.2 million in the same quarter of 2015. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $4.7 million and $5.0 million for the quarters ended June 30, 2016 and 2015, respectively.

Operating Expenses

	Three Months Ended June 30,
	2016	2015	% Change vs. Prior Year
	(in thousands)

Research and development	$13,458	$13,257	2%
Sales and marketing	12,015	11,889	1%
General and administrative	12,368	11,927	4%
Depreciation and amortization	2,266	1,898	19%
Operating expenses	$40,107	$38,971	3%

Research and development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended June 30, 2016 increased by $0.2 million, or 2%, as compared to the same quarter of 2015 principally due to a $0.6 million increase in compensation and other-related expenses resulting from increased headcount to support ongoing growth of the business but offset by a $0.5 million decrease in performance-based compensation expense.

Our principal R&D activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omni-Channel including point-of-sale and tablet retailing. The Manhattan Platform provides not only a sophisticated service oriented, architecture based framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions. For each of the quarters ended June 30, 2016 and 2015, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Sales and marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses for the quarter ended June 30, 2016 increased by $0.1 million compared to the same quarter in the prior year.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased by $0.4 million, or 4%, in the current year quarter compared to the same quarter in the prior year primarily attributable to a $0.8 million reserve for transaction tax exposure offset by a $0.3 million decrease in performance-based compensation expense.

Depreciation and amortization.  Depreciation expense for the second quarter of 2016 was $2.2 million compared to $1.8 million for the second quarter of 2015. Amortization expense associated with acquisitions for the three months ended June 30, 2016 and 2015 was immaterial.

Operating Income

Operating income for the second quarter of 2016 was $52.3 million compared to $41.4 million for the second quarter of 2015. Operating margins were 33.7% for the second quarter of 2016 versus 29.7% for the same quarter in the prior year. Operating income increased primarily due to strong revenue growth, lower performance-based compensation expense, and expense management during the quarter.

Other Income and Income Taxes

	Three Months Ended June 30,
	2016	2015	% Change vs.

Other income, net	$654	$359	82%
Income tax provision	19,581	15,729	24%

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $0.3 million in the second quarter of 2016 compared to the second quarter of 2015 primarily due to foreign currency gains related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the Japanese Yen.

Income tax provision.  Our effective income tax rates were 37.0% and 37.7% for the quarters ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate for the quarter ended June 30, 2016 is due to the U.S. research and development credit that we claimed for the quarter ended June 30, 2016 as the credit became permanent in December 2015 and was not claimed during the quarter ended June 30, 2015.

Summary of the First Six Month of 2016 Condensed Consolidated Financial Results

•	Diluted earnings per share for the six months ended June 30, 2016 was $0.84, compared to $0.66 for the six months ended June 30, 2015.
•

Consolidated revenue for the six months ended June 30, 2016 was $304.8 million, compared to $272.6 million for the six months ended June 30, 2015. License revenue was $41.2 million for the six months ended June 30, 2016, compared to $39.1 million for the six months ended June 30, 2015.

•	Operating income was $95.4 million for the six months ended June 30, 2016, compared to $78.2 million for the six months ended June 30, 2015.
•	Cash flow from operations was $59.5 million in the six months ended June 30, 2016, compared to $42.7 million in the six months ended June 30, 2015.
•	Cash and investments on-hand was $95.2 million at June 30, 2016, compared to $128.8 million at December 31, 2015.
•

During the six months ended June 30, 2016, we repurchased 1,443,606 shares of Manhattan Associates common stock under the share repurchase program authorized by our Board of Directors, for a total investment of $83.5 million.

The results of our consolidated operations for the six months ended June 30, 2016 and 2015 are discussed below.

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2016	2015	Prior Year	2016	2015
	(in thousands)

Software license	$41,238	$39,072	6%	14%	14%
Services	236,096	208,547	13%	77%	77%
Hardware and other	27,418	25,013	10%	9%	9%
Total revenue	$304,752	$272,632	12%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue.  License revenue increased $2.2 million, or 6%, in the six months ended June 30, 2016 over the same period in the prior year. Our license revenue performance depends heavily on the number and relative value of large deals we close in the period. We recognized six and eleven new separate contracts greater than $1.0 million in the six months ended June 30, 2016 and 2015, respectively.

The license sales percentage mix across our product suite in the six months ended June 30, 2016 was approximately 60% warehouse management solutions and 40% non-warehouse management solutions.

Services revenue.  Services revenue increased $27.5 million, or 13%, in the six months ended June 30, 2016 compared to the same period in the prior year due to a $22.3 million increase in professional services revenue and a $5.2 million increase in customer support and software enhancements. In the six months ended June 30, 2016 compared to the same period in the prior year, services revenue for the Americas and EMEA segments increased $26.6 million and $1.1 million, respectively but decreased $0.2 million for the APAC segment. The increase in services revenue was primarily due to a combination of license deals signed and customer-specific initiatives in conjunction with customer upgrade activity.

Hardware and other.  Hardware sales increased by $3.5 million, or 24%, to $18.3 million in the six months ended June 30, 2016 compared to $14.8 million for the same period in the prior year.  The majority of hardware sales are derived from our Americas segment.  Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.  Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $9.1 million and $10.2 million for the six months ended June 30, 2016 and 2015, respectively.

Cost of Revenue

	Six Months Ended June 30,
	2016	2015	% Change vs. Prior Year
Cost of license	$5,435	$5,043	8%
Cost of services	100,297	91,248	10%
Cost of hardware and other	21,598	20,710	4%
Total cost of revenue	$127,330	$117,001	9%

Cost of license.  Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $0.4 million, or 8%, in the six months ended June 30, 2016 compared to the same period in the prior year principally due to an increase in cost of hosting.

Cost of services.  Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services.  The $9.0 million, or 10%, increase in cost of services in the six months ended June 30, 2016 compared to the same period in the prior year was principally due to an $8.1 million increase in compensation, other personnel-related and travel expenses resulting from increased headcount in our services organization to support ongoing growth of the business.

Cost of hardware and other.  Cost of hardware and other increased by $2.1 million to approximately $12.7 million in the six months ended June 30, 2016 compared to $10.6 million in the same period of 2015. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $8.9 million and $10.1 million for the six months ended June 30, 2016 and 2015, respectively.

Operating Expenses

	Six Months Ended June 30,
	2016	2015	% Change vs.
	(in thousands)

Research and development	$28,164	$26,813	5%
Sales and marketing	24,603	23,736	4%
General and administrative	24,816	23,165	7%
Depreciation and amortization	4,472	3,679	22%
Operating expenses	$82,055	$77,393	6%

Research and development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the six months ended June 30, 2016 increased by $1.4 million, or 5%, compared to the same period in 2015. This increase was primarily due to an increase of $1.4 million in compensation and other personnel-related expenses resulting from increased headcount to support ongoing growth of the business. For each of the six months ended June 30, 2016 and 2015, we did not capitalize any research and development costs.

Sales and marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $0.9 million, or 4%, in the six months ended June 30, 2016 compared to the same period of the prior year. This increase was mainly attributable to a $0.8 million increase in compensation and other personnel-related expenses, a $0.6 million increase in cost of marketing and alliance programs, and a $0.5 million increase in temporary contracted personnel. The increase is offset by a $0.8 million decrease in performance-based compensation expense.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased by $1.7 million, or 7%, during the six months ended June 30, 2016 compared to the same period in the prior year. The increase was primarily due to an increase of $0.8 million in compensation and other personnel-related expenses and a $0.8 million reserve for transaction tax exposure.

Depreciation and amortization.  Depreciation expense amounted to $4.3 million and $3.5 million for the six months ended June 30, 2016 and 2015, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was immaterial.

Operating Income

Operating income for the six months ended June 30, 2016 was $95.4 million compared to $78.2 million for the same period in the prior year. Operating margins were 31.3% for the first six months of 2016 versus 28.7% for the same period in 2015. Operating income and margin increased primarily due to strong revenue growth, lower performance-based compensation expense, and expense management during the six month period.

Other Income and Income Taxes

	Six Months Ended June 30,
	2016	2015	% Change vs. Prior Year

Other income, net	$1,174	$621	89%
Income tax provision	35,720	29,651	20%

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $0.6 million in the six months ended June 30, 2016 compared to the same period in 2015 primarily related to foreign currency gains resulting from the fluctuation of the U.S. dollar relative to foreign currencies, principally the Japanese Yen.

Income tax provision.  Our effective income tax rate was 37.0% and 37.6% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate for the six months ended June 30, 2016 is due to the U.S. research and development credit that we claimed for the period, as the credit became permanent in December 2015 and was not claimed during the six months ended June 30, 2015.

Liquidity and Capital Resources

In the first six month of 2016, we funded our business through cash flow generated from operations. Our cash and investments as of June 30, 2016 included $41.1 million held in the U.S. and $54.1 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate.  However, our current intent is to indefinitely reinvest these funds outside of the U.S., and we do not have a current cash requirement need requiring U.S. repatriation.

Our operating activities generated cash flow of approximately $59.5 million and $42.7 million for the six months ended June 30, 2016 and 2015, respectively, reflecting strong global cash collections. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow.

Our investing activities generated cash flow of approximately $4.0 million during the six months ended June 30, 2016, but used cash of approximately $5.3 million during the six months ended June 30, 2015. The primary generation of cash for investing activities for the six months ended June 30, 2016 was $8.1 million in net maturities of short-term investments, offset by $4.1 million in capital expenditures to support company growth. The primary use of cash for investing activities for the six months ended June 30, 2015 was $5.8 million in capital expenditures.

Our financing activities used cash of approximately $87.7 million and $53.0 million for the six months ended June 30, 2016 and 2015, respectively. The principal use of cash for financing activities for the six months ended June 30, 2016 was to purchase approximately $92.8 million of our common stock, including $9.3 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by a $5.1 million excess tax benefit from equity-based compensation. The principal use of cash for financing activities for the six months ended June 30, 2015 was to purchase approximately $61.3 million of our common stock, including $9.8 million of shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $0.5 million and a $7.8 million excess tax benefit from equity-based compensation.

Periodically, opportunities may arise to grow our business through the acquisition of complementary and synergistic companies, products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that existing balances of cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In the remainder of 2016, we expect that our priorities for the use of cash will be in hiring and developing sales and services resources and continued investment in product development and marketing to extend our market leadership and awareness.  We expect to continue to weigh our share repurchase options against using cash for investing in the business and acquisition opportunities that are complementary to our product footprint and technology direction. We do not anticipate any borrowing requirements in the remainder of 2016 for general corporate purposes.

Critical Accounting Policies and Estimates

In the first six months of 2016, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2015 other than the adoption of ASU 2015-17 related to the balance sheet presentation of deferred income taxes.

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

Some of the factors that could cause actual results to differ materially from the results discussed in forward-looking statements include:

•	economic, political and market conditions;
•	ability to attract and retain highly skilled employees;
•	competition;
•	our dependence on a single line of business, as well as our dependence on generating license revenue to drive business;
•	risks associated with large system implementations;
•	the requirement to maintain high quality professional service capabilities;
•	possible compromises of our data protection and IT security measures;
•	the risks of international operations, including foreign currency exchange risk;
•	the possibility that research and developments investments may not yield sufficient returns;
•	possible liability to customers if our products fail;
•	undetected errors or “bugs” in our software;
•	the long sales cycle associated with our products;
•	the difficulty of predicting operating results;
•	the need to continually improve our technology;
•	risks associated with managing growth;
•	reliance on third party and open source software;
•	the need for our products to interoperate with other systems;
•	the need to protect our intellectual property, and our exposure to intellectual property claims of others;
•	economic conditions and regulatory changes caused by the United Kingdom’s likely exit from the European Union; and
•

other risks described under the heading “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, as the same may be updated from time to time in subsequent quarterly reports.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the Quantitative and Qualitative Disclosures about Market Risk previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s annual report on Form 10-K for the year ended December 31, 2015. The Company is supplementing those risk factors by adding the risk factor set forth below.

Economic conditions and regulatory changes caused by the United Kingdom’s likely exit from the European Union could adversely affect our business.

In June 2016, the United Kingdom (the “U.K”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as Brexit. It is expected that the U.K. government will initiate a process to withdraw from the E.U. and begin negotiating the terms of its separation. The announcement of Brexit has resulted in significant volatility in global stock market and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business.  The announcement of Brexit and likely withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. This could adversely affect our business, financial condition, operating results and cash flows. Our EMEA operations represented approximately 11% and 13% of our total revenue for the six month period ended June 30, 2016 and for the year ended December 31, 2015, respectively.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended June 30, 2016. All repurchases related to the repurchase program were made on the open market. There were no shares withheld for taxes due upon vesting of restricted stock for the quarter ended June 30, 2016.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that May Yet
	Number of	Price Paid	as Part of Publicly	Be Purchased Under
	Shares	per	Announced Plans	the Plans or
Period	Purchased(a)	Share	or Programs	Programs
April 1 - April 30, 2016	53,970	$66.46	53,970	$46,413,190
May 1 - May 31, 2016	319,802	61.29	319,802	26,813,482
June 1 - June 30, 2016	177,551	66.51	177,551	15,004,742
Total	551,323		551,323

(a)	These amounts do not include shares withheld for taxes due upon vesting of restricted stock units.

In July 2016, our Board of Directors approved raising our repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 10.1

Consulting Agreement, dated May 12, 2016, by and between the Registrant and Dan Lautenbach (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on May 13, 2016).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

MANHATTAN ASSOCIATES, INC.

Date:	July 22, 2016	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 22, 2016	/s/ Linda C. Pinne
Linda C. Pinne
Interim Chief Financial Officer and Treasurer Senior Vice President, Global Corporate Controller, and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1

Consulting Agreement, dated May 12, 2016, by and between the Registrant and Dan Lautenbach (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on May 13, 2016).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*

In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.