Form 10-Q
period 2016-09-30
MANHATTAN ASSOCIATES INC
filed 2016-10-21
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the Registrant’s class of capital stock outstanding as of October 17, 2016, the latest practicable date, is as follows: 71,189,396 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended September 30, 2016

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$110,831	$118,416
Short-term investments	-	10,344
Accounts receivable, net of allowance of $4,208 and $7,031, respectively	98,895	97,379
Prepaid expenses and other current assets	12,513	10,772
Total current assets	222,239	236,911

Property and equipment, net	19,995	21,176
Goodwill, net	62,237	62,233
Deferred income taxes	4,922	4,648
Other assets	6,688	7,275
Total assets	$316,081	$332,243

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,548	$11,219
Accrued compensation and benefits	18,237	29,284
Accrued and other liabilities	12,611	13,853
Deferred revenue	69,067	68,757
Income taxes payable	9,813	4,072
Total current liabilities	119,276	127,185

Other non-current liabilities	9,771	9,566

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2016 and 2015	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 71,189,036 and 72,766,383 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	712	728
Retained earnings	200,343	207,070
Accumulated other comprehensive loss	(14,021)	(12,306)
Total shareholders' equity	187,034	195,492
Total liabilities and shareholders' equity	$316,081	$332,243

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Software license	$21,633	$19,130	$62,871	$58,202
Services	119,267	112,549	355,363	321,096
Hardware and other	11,313	10,625	38,731	35,638
Total revenue	152,213	142,304	456,965	414,936
Costs and expenses:
Cost of license	2,966	2,305	8,401	7,348
Cost of services	49,436	46,682	149,733	137,930
Cost of hardware and other	9,276	9,109	30,874	29,819
Research and development	13,389	13,589	41,553	40,402
Sales and marketing	10,003	10,904	34,606	34,640
General and administrative	11,225	14,058	36,041	37,223
Depreciation and amortization	2,334	1,977	6,806	5,656
Total costs and expenses	98,629	98,624	308,014	293,018
Operating income	53,584	43,680	148,951	121,918
Other income, net	210	604	1,384	1,225
Income before income taxes	53,794	44,284	150,335	123,143
Income tax provision	20,298	16,387	56,018	46,038
Net income	$33,496	$27,897	$94,317	$77,105

Basic earnings per share	$0.47	$0.38	$1.31	$1.05
Diluted earnings per share	$0.47	$0.38	$1.30	$1.04

Weighted average number of shares:
Basic	71,403	73,259	71,981	73,616
Diluted	71,743	73,761	72,340	74,162

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$33,496	$27,897	$94,317	$77,105
Foreign currency translation adjustment	75	(1,891)	(1,715)	(2,018)
Comprehensive income	$33,571	$26,006	$92,602	$75,087

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net income	$94,317	$77,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,806	5,656
Equity-based compensation	11,724	11,087
Loss (gain) on disposal of equipment	19	(38)
Tax benefit of stock awards exercised/vested	5,166	8,435
Excess tax benefits from equity-based compensation	(5,170)	(8,413)
Deferred income taxes	(259)	712
Unrealized foreign currency (gain) loss	(363)	86
Changes in operating assets and liabilities:
Accounts receivable, net	(1,850)	(6,609)
Other assets	(1,555)	(1,592)
Accounts payable, accrued and other liabilities	(14,033)	(8,444)
Income taxes	6,063	(602)
Deferred revenue	633	6,651
Net cash provided by operating activities	101,498	84,034

Investing activities:
Purchase of property and equipment	(5,465)	(9,619)
Net maturities (purchases) of investments	10,201	(1,825)
Net cash provided by (used in) investing activities	4,736	(11,444)

Financing activities:
Purchase of common stock	(117,968)	(86,839)
Proceeds from issuance of common stock from options exercised	18	568
Excess tax benefits from equity-based compensation	5,170	8,413
Net cash used in financing activities	(112,780)	(77,858)

Foreign currency impact on cash	(1,039)	(1,411)

Net change in cash and cash equivalents	(7,585)	(6,679)
Cash and cash equivalents at beginning of period	118,416	115,708
Cash and cash equivalents at end of period	$110,831	$109,029

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Changes in Presentation of Comparative Financial Statements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a tax-paying component of an entity. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but may be adopted earlier, and may be applied either prospectively or retrospectively. We adopted this guidance in the first three months ended March 31, 2016 reporting on a retrospective basis. Accordingly, we reclassified current deferred taxes to noncurrent on our December 31, 2015 condensed consolidated balance sheet, which increased noncurrent deferred tax assets $4.6 million and decreased noncurrent deferred tax liabilities $5.7 million.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification (ASC), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $4.8 million and $5.2 million for the three months ended September 30, 2016 and 2015, respectively, and $13.9 million and $15.4 million for the nine months ended September 30, 2016 and 2015, respectively.

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

At September 30, 2016, the Company’s cash and cash equivalents balances were $72.9 million and $37.9 million, respectively. The Company currently has neither short-term nor long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework. At September 30, 2016 and December 31, 2015, the Company had $30.3 million in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has no investments classified as Level 2 or Level 3.

4.	Equity-Based Compensation

The Company granted 71,025 and 222,601 restricted stock and restricted stock units (collectively “restricted stock awards”) during the three months ended September 30, 2016 and 2015, respectively, and 420,256 and 576,882 restricted stock awards during the nine months ended September 30, 2016 and 2015, respectively. The Company recorded equity-based compensation expense related to restricted stock awards of $3.5 million and $5.3 million during the three months ended September 30, 2016 and 2015, respectively, and $11.7 million and $11.1 million during the nine months ended September 30, 2016 and 2015, respectively.

A summary of changes in unvested shares/units for the nine months ended September 30, 2016 is as follows:

Number of shares/units
Outstanding at December 31, 2015	1,205,533
Granted	420,256
Vested	(467,453)
Forfeited	(122,017)
Outstanding at September 30, 2016	1,036,319

No amounts were recorded for equity-based compensation expense related to stock options during the three and nine months ended September 30, 2016 and 2015 as all stock options vested prior to 2014.  The Company does not currently grant stock options.

A summary of changes in outstanding options for the nine months ended September 30, 2016 is as follows:

Number of Options
Outstanding at December 31, 2015	3,610
Exercised	(3,610)
Forfeited and expired	-
Outstanding at September 30, 2016	-

5.	Income Taxes

The Company’s effective tax rate was 37.7% and 37.0% for the three months ended September 30, 2016 and 2015, respectively, and 37.3% and 37.4% for the nine months ended September 30, 2016 and 2015, respectively.  The increase in the effective tax rate for the three months ended September 30, 2016 is primarily due to the establishment of additional reserves for uncertain tax positions. The decrease in the effective tax rate for the nine months ended September 30, 2016 was primarily due to the U.S. research and development credit claimed for the nine month period ended September 30, 2016, as the credit became permanent in December 2015 and was not claimed during the nine months ended September 30, 2015, partially offset by the establishment of additional reserves for uncertain tax positions.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of FASB ASC 740. For the three months ended September 30,

2016, the Company added $0.3 million to its reserve for uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

The Company currently plans to permanently reinvest all of its remaining undistributed foreign earnings. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon.  Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries for such distributions.  It is impractical to calculate the tax impact until such repatriation occurs.

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$33,496	$27,897	$94,317	$77,105
Earnings per share:
Basic	$0.47	$0.38	$1.31	$1.05
Effect of CESs	-	-	(0.01)	(0.01)
Diluted	$0.47	$0.38	$1.30	$1.04

Weighted average number of shares:
Basic	71,403	73,259	71,981	73,616
Effect of CESs	340	502	359	546
Diluted	71,743	73,761	72,340	74,162

The number of anti-dilutive CESs during 2016 and 2015 was immaterial.

7.	Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business, and occasionally legal proceedings not in the ordinary course. Many of the Company’s installations involve products that are critical to the operations of its clients’ businesses. Any failure in a Company products could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. Although the Company attempts to limit contractually its liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances. The Company is not currently a party to any legal proceedings the result of which it believes is likely to have a material adverse impact upon its business, financial position, results of operations, or cash flows. The Company expenses legal costs associated with loss contingencies as such legal costs are incurred.

8.	Operating Segments

The Company manages its business by geographic segment. The Company has three geographic reportable segments: North America and Latin America (the “Americas”); Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). All segments derive revenue from the sale and implementation of the Company’s supply chain commerce solutions.  The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain commerce. The Company uses the same accounting policies for each reportable segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each reportable segment.

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reportable segments. The royalties, which totaled approximately $0.9 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $2.1 million for both the nine months ended September 30, 2016 and 2015, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas’ costs are all research and development costs including the costs associated with the Company’s India operations.

The following table presents the revenues, expenses and operating income by reportable segment for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016				2015
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$18,050	$1,843	$1,740	$21,633	$16,977	$1,347	$806	$19,130
Services	101,344	12,787	5,136	119,267	93,513	14,700	4,336	112,549
Hardware and other	10,705	448	160	11,313	9,628	782	215	10,625
Total revenue	130,099	15,078	7,036	152,213	120,118	16,829	5,357	142,304

Costs and Expenses:
Cost of revenue	51,207	7,169	3,302	61,678	47,305	7,891	2,900	58,096
Operating expenses	30,538	2,957	1,122	34,617	34,630	2,893	1,028	38,551
Depreciation and amortization	2,141	130	63	2,334	1,776	136	65	1,977
Total costs and expenses	83,886	10,256	4,487	98,629	83,711	10,920	3,993	98,624
Operating income	$46,213	$4,822	$2,549	$53,584	$36,407	$5,909	$1,364	$43,680

	Nine Months Ended September 30,
	2016				2015
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$54,343	$4,815	$3,713	$62,871	$49,754	$6,995	$1,453	$58,202
Services	298,715	42,656	13,992	355,363	264,288	43,404	13,404	321,096
Hardware and other	36,866	1,478	387	38,731	33,189	1,910	539	35,638
Total revenue	389,924	48,949	18,092	456,965	347,231	52,309	15,396	414,936

Costs and Expenses:
Cost of revenue	156,391	23,241	9,376	189,008	140,957	25,437	8,703	175,097
Operating expenses	99,535	9,189	3,476	112,200	98,424	10,564	3,277	112,265
Depreciation and amortization	6,205	404	197	6,806	5,047	361	248	5,656
Total costs and expenses	262,131	32,834	13,049	308,014	244,428	36,362	12,228	293,018
Operating income	$127,793	$16,115	$5,043	$148,951	$102,803	$15,947	$3,168	$121,918

License revenues related to the Company’s warehouse and non-warehouse product groups for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Warehouse	$11,060	$13,140	$36,514	$35,060
Non-Warehouse	10,573	5,990	26,357	23,142
Total software license revenue	$21,633	$19,130	$62,871	$58,202

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Professional services	$84,843	$80,994	$256,341	$230,201
Customer support and software enhancements	34,424	31,555	99,022	90,895
Total services revenue	$119,267	$112,549	$355,363	$321,096

9.	New Accounting Pronouncements

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

The new revenue standard may be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three and nine months ended September 30, 2016, we generated $152.2 million and $457.0 million in total revenue, respectively, with a revenue mix of: license revenue 14%; services revenue 79%; and hardware and other revenue 7% for the three months ended September 30, 2016, and license revenue 14%; services revenue 78%; and hardware and other revenue 8% for the nine months ended September 30, 2016.

The Company has three geographic reportable segments: North America and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC).  Geographic revenue is based on the location of the sale. Our international revenue was approximately $34.9 million and $106.6 million for the three and nine months ended September 30, 2016, respectively, which represents approximately 23% of our total revenue for both the three and nine months ended September 30, 2016, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2016, we employed approximately 3,050 employees worldwide, of which 1,480 employees are based in the Americas, 210 in EMEA, and 1,360 in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and nine months ended September 30, 2016, approximately 77% of our total revenue was generated in both periods in the United States, 10% and 11%, respectively, in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in the United States (56%) and Western Europe (24%); consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

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

In October 2016, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update maintaining its previous 2016 and 2017 world economic growth forecast at 3.1% and 3.4%, respectively. The WEO update noted that:

Global growth is projected to slow to 3.1 percent in 2016 before recovering to 3.4 percent in 2017. The forecast, revised down by 0.1 percentage point for 2016 and 2017 relative to April, reflects a more subdued outlook for advanced economies following the June U.K. vote in favor of leaving the European Union (Brexit) and weaker-than-expected growth in the United States. These developments have put further downward pressure on global interest rates, as monetary policy is now expected to remain accommodative for longer. Although the market reaction to the Brexit shock was reassuringly orderly, the ultimate impact remains very unclear, as the fate of institutional and trade arrangements between the United Kingdom and the European Union is uncertain.

The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 1.6 percent in 2016 and 1.8 percent in 2017, respectively, while the emerging and developing economies would grow at about 4.2 percent in 2016 and 4.6 percent in 2017.

During 2015 and continuing into 2016, the overall trend has been steady for our large license deals, with recognized license revenue of $1.0 million or greater on twenty-one new contracts during 2015 as well as eleven new contracts in the nine months ended September 30, 2016.  While we are encouraged by our results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. We believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it challenging to forecast sales cycles for our products and the timing of large enterprise software license deals.

Revenue

License revenue.  License revenue, a leading indicator of our business, is primarily derived from software license fees customers pay for supply chain solutions. License revenue totaled $21.6 million, or 14% of total revenue, with gross margins of 86.3% for the three months ended September 30, 2016, and $62.9 million, or 14% of total revenue, with gross margin of 86.6% for the nine months ended September 30, 2016. For the three and nine months ended September 30, 2016, the percentage mix of new to existing customers was approximately 30/70 and 35/65, respectively.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.2 million of license revenue in the third quarter of 2016 equates to approximately one cent of diluted earnings per share impact.

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

Services revenue.  Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (CSSE). Services revenue totaled $119.3 million, or 79% of total revenue, with gross margins of 58.6% for the three months ended September 30, 2016, and $355.4 million, or 78% of total revenue, with gross margins of 57.9% for the nine months ended September 30, 2016. Professional services accounted for approximately 71% and 72% of total services revenue in the three and nine months ended September 30, 2016, respectively. While we believe our services margins are very strong, our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue as services margins are inherently lower than license revenue margins.

At September 30, 2016, our professional services organization totaled approximately 2,040 employees, accounting for 67% of our total employees worldwide.  Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions.  To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades.  We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.  Our CSSE revenues totaled $34.4 million and $99.0 million for the three and nine months ended September 30, 2016, respectively, representing approximately 29% and 28% of services revenue, respectively, and approximately 23% and 22% of total revenue, respectively. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers; and (4) fluctuations in currency rates.  Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%.  CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.  CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $11.3 million, representing 7% of total revenue with gross margins of 18.0% for the three months ended September 30, 2016, and $38.7 million, representing 8% of total revenue with gross margin of 20.3% for the nine months ended September 30, 2016. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discounted prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $4.8 million and $13.9 million for the three and nine months ended September 30, 2016, respectively.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our research and development expenses were $13.4 million and $41.6 million for the three and nine months ended September 30, 2016, respectively. At September 30, 2016, our R&D organization totaled approximately 680 employees, located in the U.S. and India.

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

Cash Flow and Financial Condition

For the three and nine months ended September 30, 2016, we generated cash flow from operating activities of $42.0 million and $101.5 million, respectively. Our cash and cash equivalents at September 30, 2016 totaled $110.8 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 1,864,018 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the nine months ended September 30, 2016. In October 2016, our Board of Directors approved raising the Company's remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

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

Results of Operations

The following table summarizes our consolidated results for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)

Revenue	$152,213	$142,304	$456,965	$414,936
Costs and expenses	98,629	98,624	308,014	293,018
Operating income	53,584	43,680	148,951	121,918
Other income, net	210	604	1,384	1,225
Income before income taxes	53,794	44,284	150,335	123,143
Net income	$33,496	$27,897	$94,317	$77,105
Diluted earnings per share	$0.47	$0.38	$1.30	$1.04
Diluted weighted average number of shares	71,743	73,761	72,340	74,162

The Company has three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During the three and nine months ended September 30, 2016 and 2015, we derived the majority of our revenues from sales to customers within our Americas segment. The following table summarizes revenue and operating profit by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change vs. Prior Year	2016	2015	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Software license
Americas	$18,050	$16,977	6%	$54,343	$49,754	9%
EMEA	1,843	1,347	37%	4,815	6,995	-31%
APAC	1,740	806	116%	3,713	1,453	156%
Total software license	21,633	19,130	13%	62,871	58,202	8%

Services
Americas	101,344	93,513	8%	298,715	264,288	13%
EMEA	12,787	14,700	-13%	42,656	43,404	-2%
APAC	5,136	4,336	18%	13,992	13,404	4%
Total services	119,267	112,549	6%	355,363	321,096	11%

Hardware and Other
Americas	10,705	9,628	11%	36,866	33,189	11%
EMEA	448	782	-43%	1,478	1,910	-23%
APAC	160	215	-26%	387	539	-28%
Total hardware and other	11,313	10,625	6%	38,731	35,638	9%

Total Revenue
Americas	130,099	120,118	8%	389,924	347,231	12%
EMEA	15,078	16,829	-10%	48,949	52,309	-6%
APAC	7,036	5,357	31%	18,092	15,396	18%
Total revenue	$152,213	$142,304	7%	$456,965	$414,936	10%

Operating income:
Americas	$46,213	$36,407	27%	$127,793	$102,803	24%
EMEA	4,822	5,909	-18%	16,115	15,947	1%
APAC	2,549	1,364	87%	5,043	3,168	59%
Total operating income	$53,584	$43,680	23%	$148,951	$121,918	22%

Summary of the Third Quarter 2016 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.47 in the third quarter of 2016, compared to $0.38 in the third quarter of 2015.
•

Consolidated total revenue was $152.2 million in the third quarter of 2016, compared to $142.3 million in the third quarter of 2015. License revenue was $21.6 million in the third quarter of 2016, compared to $19.1 million in the third quarter of 2015.

•	Operating income was $53.6 million in the third quarter of 2016, compared to $43.7 million in the third quarter of 2015.
•

Cash flow from operations was $42.0 million in the third quarter of 2016, compared to $41.3 million in the third quarter of 2015. Days sales outstanding was 60 days at September 30, 2016, compared to 55 days at June 30, 2016.

•	Cash and investments on-hand was $110.8 million at September 30, 2016, compared to $95.2 million at June 30, 2016.

•

During the three months ended September 30, 2016, we repurchased 420,412 shares of Manhattan Associates common stock under the share repurchase program authorized by our Board of Directors, for a total investment of $25.0 million. In October 2016, our Board of Directors approved raising our share repurchase authority to an aggregate of $50.0 million of our outstanding common stock.

The consolidated results of our operations for the third quarters of 2016 and 2015 are discussed below.

Revenue

	Three Months Ended September 30,
			% Change vs.	% of Total Revenue
	2016	2015	Prior Year	2016	2015
	(in thousands)

Software license	$21,633	$19,130	13%	14%	13%
Services	119,267	112,549	6%	79%	79%
Hardware and other	11,313	10,625	6%	7%	8%
Total revenue	$152,213	$142,304	7%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue.  License revenue increased $2.5 million, or 13%, in the third quarter of 2016 compared to the same quarter in the prior year. Our license revenue performance depends on the number and relative value of large deals we close in the period. We recognized license revenue of $1.0 million or greater on five new separate contracts in the third quarter of 2016. The license sales percentage mix across our product suite in the third quarter ended September 30, 2016 was approximately 51% warehouse management solutions and 49% non-warehouse management solutions.

Services revenue.  Services revenue increased $6.7 million, or 6%, in the third quarter of 2016 compared to the same quarter in the prior year due to a $3.8 million increase in professional services revenue and a $2.9 million increase in customer support and software enhancements. The increase in services revenue was primarily due to a combination of license deals signed and customer-specific initiatives in conjunction with customer upgrade activity. Services revenue for the Americas and APAC segments increased $7.8 million and $0.8 million, respectively, but services revenue for the EMEA segment decreased $1.9 million in the third quarter of 2016 compared to the same quarter of 2015.

Hardware and other.  Hardware sales increased by $1.0 million to $6.5 million in the third quarter of 2016 compared to $5.5 million for the third quarter of 2015. The majority of hardware sales are derived from our Americas segment.  Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.  Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $4.8 and $5.2 million for the quarters ended September 30, 2016 and 2015, respectively.

Cost of Revenue

	Three Months Ended September 30,
	2016	2015	% Change vs. Prior Year
Cost of license	$2,966	$2,305	29%
Cost of services	49,436	46,682	6%
Cost of hardware and other	9,276	9,109	2%
Total cost of revenue	$61,678	$58,096	6%

Cost of license.  Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $0.7 million in the third quarter of 2016 compared to the same quarter of 2015 primarily due to increased sales of third-party software and increased cost of hosting.

Cost of services.  Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services.  The $2.8 million, or 6%, increase in cost of services in the quarter ended September 30, 2016 compared to the same quarter in the prior year was principally due to increased headcount to support business growth resulting in a $4.1 million increase in compensation and other personnel-related expenses. In addition, professional fees, facility-related expense and telecommunication expense increased by $0.6 million, collectively. These increases were offset by a $1.9 million decrease in performance-based compensation expense.

Cost of hardware and other.  Cost of hardware and other increased by $0.2 million to $9.3 million in the third quarter of 2016 compared to $9.1 million in the same quarter of 2015. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $4.7 million and $5.1 million for the quarters ended September 30, 2016 and 2015, respectively.

Operating Expenses

	Three Months Ended September 30,
	2016	2015	% Change vs. Prior Year
	(in thousands)

Research and development	$13,389	$13,589	-1%
Sales and marketing	10,003	10,904	-8%
General and administrative	11,225	14,058	-20%
Depreciation and amortization	2,334	1,977	18%
Operating expenses	$36,951	$40,528	-9%

Research and development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended September 30, 2016 decreased by $0.2 million, or 1%, as compared to the same quarter of 2015.

Our principal R&D activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omni-Channel operations, including point-of-sale and tablet retailing. The Manhattan Platform provides not only a sophisticated service oriented, architecture based framework, but a platform that facilitates the integration with Enterprise Resource Planning (ERP) and other supply chain solutions. For each of the quarters ended September 30, 2016 and 2015, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Sales and marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses for the quarter ended September 30, 2016 decreased by $0.9 million compared to the same quarter in the prior year, primarily due to a $0.8 million decrease in marketing programs.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses decreased by $2.8 million, or 20%, in the current year quarter compared to the same quarter in the prior year primarily attributable to a $1.8 million decrease in equity-based compensation, a $0.5 million decrease in performance-based compensation expense as well as decreases in temporary contracted personnel and professional fees.

Depreciation and amortization.  Depreciation expense for the third quarter of 2016 was $2.2 million compared to $1.9 million for the third quarter of 2015. Amortization expense associated with acquisitions for the three months ended September 30, 2016 and 2015 was immaterial.

Operating Income

Operating income for the third quarter of 2016 was $53.6 million compared to $43.7 million for the third quarter of 2015. Operating margins were 35.2% for the third quarter of 2016 versus 30.7% for the same quarter in the prior year. Operating income increased primarily due to strong revenue growth, lower performance-based compensation expense, and expense management during the quarter.

Other Income and Income Taxes

	Three Months Ended September 30,
	2016	2015	% Change vs.

Other income, net	$210	$604	-65%
Income tax provision	20,298	16,387	24%

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $0.4 million in the third quarter of 2016 compared to the third quarter of 2015 primarily due to a decrease in foreign currency gains related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the India Rupee.

Income tax provision.  Our effective income tax rates were 37.7% and 37.0% for the quarters ended September 30, 2016 and 2015, respectively. The increase in the effective tax rate for the quarter ended September 30, 2016 is primarily due to the establishment of additional reserves for uncertain tax positions.

Summary of the First Nine Month of 2016 Condensed Consolidated Financial Results

•	Diluted earnings per share for the nine months ended September 30, 2016 was $1.30, compared to $1.04 for the nine months ended September 30, 2015.
•

Consolidated revenue for the nine months ended September 30, 2016 was $457.0 million, compared to $414.9 million for the nine months ended September 30, 2015. License revenue was $62.9 million for the nine months ended September 30, 2016, compared to $58.2 million for the nine months ended September 30, 2015.

•	Operating income was $149.0 million for the nine months ended September 30, 2016, compared to $121.9 million for the nine months ended September 30, 2015.
•	Cash flow from operations was $101.5 million in the nine months ended September 30, 2016, compared to $84.0 million in the nine months ended September 30, 2015.
•	Cash and investments on-hand was $110.8 million at September 30, 2016, compared to $128.8 million at December 31, 2015.
•

During the nine months ended September 30, 2016, we repurchased 1,864,018 shares of Manhattan Associates common stock under the share repurchase program authorized by our Board of Directors, for a total investment of $108.5 million.

The results of our consolidated operations for the nine months ended September 30, 2016 and 2015 are discussed below.

	Nine Months Ended September 30,
			% Change vs.	% of Total Revenue
	2016	2015	Prior Year	2016	2015
	(in thousands)

Software license	$62,871	$58,202	8%	14%	14%
Services	355,363	321,096	11%	78%	77%
Hardware and other	38,731	35,638	9%	8%	9%
Total revenue	$456,965	$414,936	10%	100%	100%

Our revenue consists of fees generated from licensing and hosting of software; professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue.  License revenue increased $4.7 million, or 8%, in the nine months ended September 30, 2016 over the same period in the prior year. Our license revenue performance depends heavily on the number and relative value of large deals we close in the period. We recognized eleven and fifteen new separate contracts greater than $1.0 million in the nine months ended September 30, 2016 and 2015, respectively.

The license sales percentage mix across our product suite in the nine months ended September 30, 2016 was approximately 60% warehouse management solutions and 40% non-warehouse management solutions.

Services revenue.  Services revenue increased $34.3 million, or 11%, in the nine months ended September 30, 2016 compared to the same period in the prior year due to a $26.1 million increase in professional services revenue and a $8.2 million increase in customer support and software enhancements. In the nine months ended September 30, 2016 compared to the same period in the prior year, services revenue for the Americas and APAC segments increased $34.4 million and $0.6 million, respectively but decreased $0.7 million for the EMEA segment. The increase in services revenue was primarily due to a combination of license deals signed and customer-specific initiatives in conjunction with customer upgrade activity.

Hardware and other.  Hardware sales increased by $4.6 million, or 23%, to $24.9 million in the nine months ended September 30, 2016 compared to $20.3 million for the same period in the prior year.  The majority of hardware sales are derived from our Americas segment.  Hardware sales are largely dependent upon customer-specific desires, which fluctuate.  Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue. Reimbursements by customers for out-of-pocket expenses were approximately $13.9 million and $15.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Cost of Revenue

	Nine Months Ended September 30,
	2016	2015	% Change vs. Prior Year
Cost of license	$8,401	$7,348	14%
Cost of services	149,733	137,930	9%
Cost of hardware and other	30,874	29,819	4%
Total cost of revenue	$189,008	$175,097	8%

Cost of license.  Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $1.1 million, or 14%, in the nine months ended September 30, 2016 compared to the same period in the prior year principally due to increased sales of third-party software and increased cost of hosting.

Cost of services.  Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services.  The $11.8 million, or 9%, increase in cost of services in the nine months ended September 30, 2016 compared to the same period in the prior year was principally due to an $11.9 million increase in compensation and other personnel-related expenses primarily resulting from increased headcount in our services organization to support ongoing growth of the business. In addition, professional fees, facility-related expenses and telecommunication expense increased by $1.4 million, collectively. These increases were offset by a $2.1 million decrease in performance-based compensation expenses.

Cost of hardware and other.  Cost of hardware and other increased by $1.1 million to approximately $30.9 million in the nine months ended September 30, 2016 compared to $29.8 million in the same period of 2015. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $13.5 million and $15.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Operating Expenses

	Nine Months Ended September 30,
	2016	2015	% Change vs.
	(in thousands)

Research and development	$41,553	$40,402	3%
Sales and marketing	34,606	34,640	0%
General and administrative	36,041	37,223	-3%
Depreciation and amortization	6,806	5,656	20%
Operating expenses	$119,006	$117,921	1%

Research and development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the nine months ended September 30, 2016 increased by $1.2 million, or 3%, compared to the same period in 2015. This increase was primarily due to an increase of $1.8 million in compensation and other personnel-related expenses. In addition, temporary contracted personnel, facility-related expense and computer costs increased by $0.5 million, collectively. These increases were offset by a $1.3 million decrease in performance-based compensation expense. For each of the nine months ended September 30, 2016 and 2015, we did not capitalize any research and development costs.

Sales and marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses were flat in the nine months ended September 30, 2016 compared to the same period of the prior year.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses decreased by $1.2 million, or 3%, during the nine months ended September 30, 2016 compared to the same period in the prior year. The decrease was primarily due to a $0.6 million decrease in compensation and other personnel-related expenses and a $0.7 decrease in performance-based compensation expense.

Depreciation and amortization.  Depreciation expense amounted to $6.5 million and $5.3 million for the nine months ended September 30, 2016 and 2015, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was immaterial.

Operating Income

Operating income for the nine months ended September 30, 2016 was $149.0 million compared to $121.9 million for the same period in the prior year. Operating margins were 32.6% for the first nine months of 2016 versus 29.4% for the same period in 2015. Operating income and margin increased primarily due to strong revenue growth, lower performance-based compensation expense, and expense management during the nine month period.

Other Income and Income Taxes

	Nine Months Ended September 30,
	2016	2015	% Change vs. Prior Year

Other income, net	$1,384	$1,225	13%
Income tax provision	56,018	46,038	22%

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $0.2 million in the nine months ended September 30, 2016 compared to the same period in 2015 primarily related to foreign currency gains resulting from the fluctuation of the U.S. dollar relative to foreign currencies, principally the Japanese Yen.

Income tax provision.  Our effective income tax rate was 37.3% and 37.4% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2016 was primarily due to the U.S. research and development credit claimed for the nine month period ended September 30, 2016, as the credit became permanent in December 2015 and was not claimed during the nine months ended September 30, 2015, partially offset by the establishment of additional reserves for uncertain tax positions.

Liquidity and Capital Resources

In the first nine month of 2016, we funded our business through cash flow generated from operations. Our cash and cash equivalents as of September 30, 2016 included $58.1 million held in the U.S. and $52.7 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate.  However, our current intent is to indefinitely reinvest these funds outside of the U.S., and we do not have a current cash requirement need requiring U.S. repatriation.

Our operating activities generated cash flow of approximately $101.5 million and $84.0 million for the nine months ended September 30, 2016 and 2015, respectively, reflecting strong global cash collections. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow.

Our investing activities generated cash flow of approximately $4.7 million during the nine months ended September 30, 2016, and used cash of approximately $11.4 million during the nine months ended September 30, 2015. The primary generation of cash for investing activities for the nine months ended September 30, 2016 was $10.2 million in net maturities of short-term investments, offset by $5.5 million in capital expenditures to support company growth. The primary use of cash for investing activities for the nine months ended September 30, 2015 was $9.6 million in capital expenditures and $1.8 million in net purchases of short-term investments.

Our financing activities used cash of approximately $112.8 million and $77.9 million for the nine months ended September 30, 2016 and 2015, respectively. The principal use of cash for financing activities for the nine months ended September 30, 2016 was to purchase approximately $118.0 million of our common stock, including $9.5 million in shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by a $5.2 million excess tax benefit from equity-based compensation. The principal use of cash for financing activities for the nine months ended September 30, 2015 was to purchase approximately $86.8 million of our common stock, including $10.3 million in shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by proceeds generated from options exercised of $0.6 million and a $8.4 million excess tax benefit from equity-based compensation.

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

Critical Accounting Policies and Estimates

In the first nine months of 2016, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2015 other than the adoption of ASU 2015-17 related to the balance sheet presentation of deferred income taxes.

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
•

other risks described under the heading “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as the same may be updated from time to time in subsequent quarterly reports.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s annual report on Form 10-K for the year ended December 31, 2015 and Form 10-Q for the quarter ended June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program for the quarter ended September 30, 2016. All repurchases related to the repurchase program were made on the open market.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that May Yet
	Number of	Price Paid	as Part of Publicly	Be Purchased Under
	Shares	per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
July 1 - July 31, 2016	44,493	$59.33	44,493	$47,360,154
August 1 - August 31, 2016	256,506	59.16	256,506	32,184,399
September 1 - September 30, 2016	119,413	60.15	119,413	25,002,241
Total	420,412		420,412

In October 2016, our Board of Directors approved raising our repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 10.1

Executive Employment Letter Agreement, dated July 27, 2016, by and between the Registrant and Dennis Story (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on August 1, 2016).

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

MANHATTAN ASSOCIATES, INC.

Date:	October 21, 2016	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 21, 2016	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1

Executive Employment Letter Agreement, dated July 27, 2016, by and between the Registrant and Dennis Story (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on August 1, 2016).

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