Form 10-K
period 2016-12-31
MANHATTAN ASSOCIATES INC
filed 2017-02-03
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-23999

Manhattan Associates, Inc.

(Exact name of registrant as specified in its charter)

Georgia
(State or other jurisdiction of incorporation or organization+ )	58-2373424
(I.R.S. Employer Identification No.)

2300 Windy Ridge Parkway, Tenth Floor
Atlanta, Georgia	30339
( Address of principal executive offices )	( Zip Code )

Registrant’s telephone number, including area code: (770) 955-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2016 was $4,591,996,136, which was calculated based upon a closing sales price of $64.13 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of January 30, 2017, the Registrant had outstanding 70,398,760 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2017 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

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

Some of the factors that could cause actual results to differ materially from the results discussed in forward-looking statements include:

•	economic, political and market conditions;
•	ability to attract and retain highly skilled employees;
•	competition;
•	our dependence on a single line of business;
•	our dependence on generating license revenue to drive business;
•	risks associated with large system implementations;
•	the requirement to maintain high quality professional service capabilities;
•	possible compromises of our data protection and IT security measures;
•	the risks of international operations, including foreign currency exchange risk;
•	the possibility that research and developments investments may not yield sufficient returns;
•	possible liability to customers if our products fail;
•	undetected errors or “bugs” in our software;
•	the long sales cycle associated with our products;
•	the difficulty of predicting operating results;
•	the need to continually improve our technology;
•	risks associated with managing growth;
•	reliance on third party and open source software;
•	the need for our products to interoperate with other systems;
•	the need to protect our intellectual property, and our exposure to intellectual property claims of others;
•	economic conditions and regulatory changes caused by the United Kingdom’s likely exit from the European Union; and
•	other risks described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report.

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

Specifically, Manhattan Associates develops supply chain commerce solutions that help our customers in three distinct areas of their business:

•

Supply Chain - Manhattan Associates provides companies the tools needed to manage distribution and optimize transportation costs throughout their entire commercial network.  Manhattan provides shippers the most comprehensive transportation management solutions in the market.  This includes services and software to help them move freight via the most cost-effective means possible while also meeting service-level expectations.  Likewise, Manhattan’s Warehouse Management solutions are widely regarded as industry-leading systems designed to optimize productivity and throughput in distribution centers and warehouses around the world.

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

Manhattan Associates’ Software Solution Portfolios

Our portfolio of solutions takes a platform-based approach to key areas.  This approach employs a single, holistic technology architecture that provides customers with three major benefits:

•

Cross-Functional Business Solutions - By virtue of shared data, taxonomy and interfaces, platform solutions enable the organization to tackle business challenges that might otherwise be too technically daunting to achieve.  For instance, the ability to apportion freight, labor, inventory handling and overhead costs across the supply chain to determine an item’s total cost to serve for an end customer normally requires a massive integration and harmonization effort.  With a platform like Manhattan’s, this is simply another module that taps into a readily available pool of data in the supply chain and inventory solutions.

•

Total Cost of Ownership - A single set of tools to administrate security, resource management, system configuration and integration across all three functional disciplines allows for economies of scale within IT departments.  The use of standard technologies, development tools and languages also ensures needed technical skills are readily available in the marketplace.

•

The Power of Shared Components - When an organization has multiple disparate systems, there are frequently costly, inefficient and redundant capabilities found across the enterprise.  Examples include yard management, parcel shipping and inventory visibility.  The consequences of duplicate systems range from the simple confusion brought on by different naming conventions to the expensive and complex data becoming out of sync, resulting in missed appointments, chargebacks and other issues.

Supply Chain Solutions

As previously described, Supply Chain solutions are focused on the distribution and transportation operations of the enterprise.  There are three main components of Manhattan’s Supply Chain Solutions:

•

Distribution Management - These applications comprise Manhattan’s Warehouse Management Solutions (WMS) commonly used to manage the complexity of the modern distribution center.  WMS manages the flow of goods and information across the distribution center.  The complete distribution management suite not only includes capabilities focused on execution within the distribution center, but also on the management of personnel, performance and the overall distribution center layout.  All of these solutions come together to provide the customer the most productive workforce with an operation that can scale to meet the highest demands during peak season, yet can still operate effectively and profitably throughout the course of the year.

•

Transportation Management - Organizations today face a complex transportation environment with ever-changing demands driven by macro-economic trends and governmental regulations.  Manhattan’s Transportation Management Solutions (TMS) are designed to help shippers navigate their way through these demands while meeting customer service expectations at the lowest possible freight costs.  TMS components include procurement and modeling tools to setup a network that can be successful, along with planning, execution and settlement tools to manage day-to-day transportation requirements. Manhattan Carrier is a suite of solutions built specifically to help motor carriers optimize load assignments, minimize fuel costs, manage drivers’ hours of service and accommodate demand fluctuations.

•

Visibility - Crucial to effective supply chain management is visibility into the movement of goods between locations in the supply chain and outside the enterprise’s realm of control.  Manhattan provides best in class visibility and event management tools that not only provide alerts to when events occur in the global supply chain, but also when they don’t occur (such as missing a vessel overseas) that can have a cascading effect on production lines, freight and most importantly, customer commitments.

Omni-Channel Solutions

As omni-channel retail has placed new demands on organizations, it has also created new software solution needs.  These range from the ability to leverage inventory across the entire network to meet any demand, to providing store associates and call center representatives the means to take advantage of the available inventory.

•

Omni-Channel Central Solutions - There is a wide range of new capabilities that must be leveraged at a corporate or ‘central’ level in retail today in order to enable full inventory visibility, direct to client distribution and seamless fulfillment operations. The goal is to enable an omni-channel commerce platform that can be tapped into by any selling system—webstore, ERP, point-of-sale, call center, mobile app, etc. in order to more cost-effectively fulfill orders and inventory demand. Manhattan’s Enterprise Inventory builds out a complete inventory availability picture that can be updated in near-real time with feeds from the warehouse, the store and the network.  Enterprise Order Management merges this inventory availability data with demand feeds from across the organization to match supply with demand in a way that satisfies customer delivery expectations while also striving to maximize profitability.  Lastly, the Call Center application provides representatives access to this inventory picture as well as complete customer sales history to satisfy shopper needs, regardless of whether it is an exchange, a return or a new order.

•

Omni-Channel Local Solutions - As the consumer enters the store with more information than ever, it is now vital to equip the sales associate with relevant information and capabilities to satisfy that shopper’s every demand.  Local solutions include mobile Point of Sale to process purchase transactions, Clienteling to provide the associate with a complete picture of the shopper’s purchase history, and Tablet Retailing to offer a virtual showroom.  Manhattan brings all of these solutions together on a single mobile platform to enable retailers to offer unparalleled service and convenience for the shopper.

Another important part of Local solutions is Store Inventory and Fulfillment.  Most retailers are now looking to leverage store inventory to fulfill ecommerce demand (driving greater sales revenue with less inventory).  In order to achieve this, solutions that can accurately maintain inventory integrity and enable productive, reliable fulfillment are required.

Inventory Solutions

The ability to accurately forecast demand and project inventory needs is heightened by omni-channel retail requirements that change traditional approaches to inventory management.  Manhattan’s Inventory solutions address which products should be carried and the quantity that will be needed at each location by date.

•

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

•

Planning - Manhattan’s Planning solutions provide merchants the tools they need to create channel-, store- or region-specific assortments.  These tools offer channel-specific metrics and methodologies that optimize the planning process and maximize retailer revenues.

Manhattan SCALETM

SCALE is our portfolio of logistics execution solutions built on Microsoft’s .NET® platform. Purpose built for rapid development and a value-based total cost of ownership, it is targeted toward companies with execution-focused supply chain needs that require speed-to-value, resource-light system configuration and maintenance, and the ability to quickly scale their logistics operations up or down in response to market fluctuations or business requirement changes. SCALE combines the features of Trading Partner Management, Yard Management, Optimization, Warehouse Management and Transportation Execution.

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

Technology Platform

Our solutions operate across Unix, IBM System i, Linux and Microsoft’s .NET computing platforms, as well as on multiple hardware platforms and systems. Because supply chain solutions necessarily interact with other business operation systems, our solutions are designed to interoperate with software from other providers as well as with a company’s existing legacy systems. This interfacing and open system capability enables customers to continue using existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide a framework to facilitate rapid and reliable integration to any Enterprise Resource Planning (ERP) or host business systems (including certified integration to both SAP and Microsoft Dynamics AX).  We also offer certain solutions in either on-premise software or cloud computing models so that customers can select the option that best meets their requirements for control, flexibility, cost of ownership, and time-to-deployment.

Professional Services

We advise and assist our customers in planning and implementing our solutions through our global Professional Services Organization. To ensure successful long-term customer relationships, consultants assist customers with the initial deployment of our systems, the conversion and transfer of the customer’s historical data onto our systems, and ongoing training, education, and system upgrades. We believe our Professional Services teams enable customers to implement our solutions knowledgeably and in the appropriate amount of time, help customers achieve expected results from system investments, continuously identify new opportunities for supply chain advancements and meaningfully add to our industry-specific knowledge base to improve future implementations and product innovations.

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

Our Professional Services team delivers deep supply chain and enterprise commerce domain expertise to our customers through industry-specific “best-practices” protocols and processes developed through the collective knowledge we have gained from 27 years of implementing our supply chain solutions worldwide. We also extensively train our consulting personnel on enterprise commerce operations and on our solutions.

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

Customer Support Services and Software Enhancements

We offer a comprehensive program that provides our customers with software upgrades for additional or improved functionality and technological advances incorporating emerging supply chain and industry advances. Over the past three years, our annual renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. We are able to remotely access customer systems to perform diagnostics, provide online assistance, and facilitate software upgrades. We offer 24-hour customer support 365 days in the year, plus software upgrades for an annual fee that is paid in advance and is based on the solutions the customer has and the service level required. Software upgrades are provided under this program on a when-and-if- available basis.

Training and Change Management Services

We offer training and change management services for new and existing users, enabling our customers to align systems, people and processes. Services provided by Manhattan training experts cover a wide range of support from the intended design to the front-line of the customer’s business, including critical end-user adoption with hands-on, live training in a virtualized Manhattan software environment. These programs are provided at fixed fees per-person, per-class. In addition, computer-based training programs can be purchased for a fixed fee for use at client sites. Customers can also pursue certification at the Associate or Professional level through our certification programs for Omni-channel, Supply Chain or Inventory.

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

Sales and Marketing

We employ multi-disciplinary sales teams that consist of professionals with industry experience in sales and technical sales support. To date, we have generated the majority of our software sales (licensing) revenue through our direct sales force. We plan to continue to invest in our sales, services, and marketing organizations within the Americas, EMEA, and APAC, and to pursue strategic marketing partnerships. We conduct comprehensive global marketing programs that include prospect profiling and targeting, lead generation, public relations, analyst relations, trade show attendance and sponsorships, supply chain conference hosting, online marketing, joint promotion programs with vendors and consultants, and ongoing customer communication programs.

Our sales cycle typically begins with the generation of a sales lead — through in-house marketing efforts, targeted promotions, web inquiries, trade show presence, speaking engagements, hosted seminars, or other means of referral — or the receipt of a request for proposal from a prospective customer. Leads are qualified and opportunities are closed through a process that includes telephone-based assessments of requirements; responses to requests for proposals, presentations and product demonstrations, site visits and/or reference calls with organizations already using our supply chain solutions, and contract negotiations. Sales cycles vary substantially from opportunity to opportunity, but typically require nine to twelve months.

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

Our Manhattan Value Partner (Manhattan MVP™) and Manhattan GeoPartner™ programs foster joint sales and marketing with other organizations. Manhattan Value Partners are proven software and hardware providers, trusted third-party integrators and consultants who bring added value to customer engagements through vertical industry knowledge or technical specialization. Manhattan MVPs support and complement our supply chain solutions so we can provide customers with a comprehensive approach that is suited to their business requirements. This collaborative program is designed to benefit both Manhattan and our partners through tailored joint marketing, sales and, in some cases, co-development efforts. Among others, Manhattan MVPs include IBM, Deloitte, Kurt Salmon part of Accenture Strategy, Microsoft, Cap Gemini and Intel. Manhattan GeoPartners represent a select group of companies that sell and implement our solutions in specific geographies around the world, each providing valuable localized expertise to meet customer needs in areas such as Western Europe, Eastern Europe, Russia, the Middle East, Latin America, Africa, and the Asia Pacific region.

Customers

To date, our customers have been suppliers, manufacturers, distributors, retailers, and logistics providers in a variety of industries. Our top five customers (new or pre-existing) in the aggregate accounted for 12%, 8%, and 10% of total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. No single customer accounted for more than 10% of our total revenue in 2016, 2015 and 2014.

Product Development

We focus our development efforts on new product innovation and on adding new functionality to existing solutions; integrating our various solution offerings; enhancing the operability of our solutions across our Process Platform and across distributed and alternative hardware platforms, operating systems, and database systems. We believe that our future success depends, in part, on our ability to continue to enhance existing solutions, to respond to dynamically changing customer requirements, and to develop new or enhanced solutions that incorporate new technological developments and emerging supply chain and industry standards. To that end, development frequently focuses on base system enhancements and incorporating new user requirements and features into our solutions. As a result, we deliver packaged, highly configurable solutions with increasingly rich functionality rather than custom-developed software. We also deliver interface toolkits for many major ERP systems to enhance communication and improve data flows between our core solutions and our clients’ host systems.

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

Our research and development expenses for the years ended December 31, 2016, 2015 and 2014 were $54.7 million, $53.9 million, and $49.0 million, respectively. We intend to continue to invest significantly in product development.

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

Our competitors are diverse and offer a variety of solutions directed at various aspects of enterprise commerce. Existing competitors include:

•	Corporate information technology departments of current or potential customers capable of internally developing solutions;
•	ERP vendors, including Oracle, SAP, and Infor, among others;
•	Supply chain execution and planning vendors, including JDA Software Group, Inc. (JDA), HighJump Software Inc., SAS Institute Inc., and the Sterling Commerce division of IBM, among others;
•	Point of sale vendors, including Aptos, Inc., Salesforce.com, NCR Corporation, among others; and
•	Smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or planning solutions that apply in specific countries and/or globally.

We anticipate increased competition from ERP and supply chain management (SCM) applications vendors and from business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. Some of these ERP and other potential competitors have longer operating histories; significantly more financial, technical, marketing and other resources; greater name recognition; broader solutions; and larger installed bases of customers than us. To the extent that ERP and SCM vendors or other large competitors develop or acquire systems with functionality comparable or superior to ours, their larger customer bases, long-standing customer relationships, and ability to offer broader solutions outside the scope of supply chain could create significant competitive advantage for them. It also is possible that new competitors or alliances among current and/or new competitors could emerge to win significant market share. Increased competition could result in price reductions, fewer customer orders, reduced earnings and margins and loss of market share. In turn, this could have a material adverse effect on our business, results of operations, cash flow, and financial condition.

We believe we have established meaningful competitive differentiation through our supply chain and omni-channel commerce expertise; our platform-based solution approach; our track record of continuous supply chain commerce innovation and investment; our strong and endorsing customer relationships; our significant success in deploying and supporting supply chain, inventory and omni-channel solutions for market-leading companies; our success in helping our clients address the enterprise impacts of digital commerce; and our ability to out-execute others in identifying sales opportunities and demonstrating expertise throughout the sales cycle. However, to further our market success, we must continue to respond promptly and effectively to technological change and competitors’ innovations. Consequently, we cannot assure that we will not be required to make substantial additional investments in research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future.

International Operations: Segments

We have three reporting segments based on geographic location: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). For further information on our segments, see Note 7 to our Consolidated Financial Statements. Our international revenue was approximately $144.8 million, $131.3 million, and $134.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, which represents approximately 24%, 24%, and 27% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2016, we employed approximately 1,550 employees in our international operations.

Proprietary Rights

We rely on a combination of copyright, patent, trade secret, trademark, and trade dress laws, confidentiality procedures, and contractual provisions to protect our proprietary rights in our products, processes and technology. We have registered trademarks for Manhattan Associates and the Manhattan Associates logo, as well as a number of our products and features. Generally, we enter into confidentiality and assignment-of-rights agreements with our employees, consultants, customers and potential customers and limit access to, and distribution of, our proprietary information. We license our proprietary products to our customers under license agreements that we believe contain appropriate use and other restrictions in order to try to best protect our ownership of our products and our proprietary rights in them, and to protect our revenue potential from our products. However, despite our efforts to safeguard and maintain our proprietary rights, we cannot ensure that we will successfully deter misappropriation, unintended disclosure or independent third-party development of our technology or our proprietary rights or information. Policing unauthorized use of our products is difficult, and, while we are unable to determine the extent to which piracy of our software solutions exists, as is the case with any software company, piracy could become a problem. Further, to the extent that we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced, our efforts to protect our proprietary rights may be ineffective. Whether we seek to enforce our proprietary rights in the U.S. or abroad, our efforts, including litigation to enforce our rights, can result in substantial costs and diversion of resources, and such efforts, or our failure to succeed in such efforts, could have a material adverse effect on our business, financial condition, results of operations or cash flows, regardless of the final outcome.

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

Employees

At December 31, 2016, we employed approximately 3,020 employees worldwide, of which 1,470 are based in the Americas, 210 in EMEA, and 1,340 in APAC (including India).

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

Economic, political and market conditions can adversely affect our business, results of operations, cash flow and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price. Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;
•	overall demand for enterprise software and services;
•	governmental policy, budgetary constraints or shifts in government spending priorities;
•	general geo-political developments; and
•	currency exchange rate fluctuations.

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

We may not be able to continue to successfully compete with other companies. We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings. Our current competitors come from many segments of the software industry and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. We face competition for product sales from:

•	corporate information technology departments of current or potential customers capable of internally developing solutions;
•	ERP vendors, including Oracle, SAP, and Infor, among others;
•	supply chain execution and planning vendors, including JDA Software Group, Inc. (JDA), HighJump Software Inc., SAS Institute Inc., and the Sterling Commerce division of IBM, among others;
•	Point of sale vendors, including Aptos, Inc., Salesforce.com, NCR Corporation, among others; and
•	smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or supply chain planning solutions that apply in specific countries and/or globally.

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

In addition, the United States government and other governments are considering and may adopt tax reform measures that could impact future effective tax rates favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have a material adverse impact on our financial results.

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

Economic conditions and regulatory changes caused by the United Kingdom’s likely exit from the European Union could adversely affect our business. In June 2016, the United Kingdom (the “U.K”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as Brexit. It is expected that the U.K. government will initiate a process to withdraw from the E.U. and begin negotiating the terms of its separation. The announcement of Brexit has resulted in significant volatility in global stock market and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business.  The announcement of Brexit and likely withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. This could adversely affect our business, financial condition, operating results and cash flows. Our EMEA operations represented approximately 11% and 13% of our total revenue for the year ended December 31, 2016 and 2015, respectively.

Changes in, or interpretation of, accounting principles could result in unfavorable accounting changes. Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations. These rules are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these rules or their interpretation could significantly change our reported results and may even retroactively affect previously reported transactions. Our accounting principles that may be affected by changes in accounting principles include, but are not limited to revenue recognition and leases. For example, the Financial Accounting Standards Board has issued new accounting standards for revenue recognition and leases. We are continuing to evaluate the impact that the adoption of these standards will have on our Consolidated Financial Statements.  Changes resulting from these new accounting standards or the adoption of other new or revised accounting principles may result in materially different financial results and may require that we make changes to our systems, processes and controls.

Item 1B.	Unresolved Staff Comments

As of December 31, 2016, we do not have any unresolved SEC staff comments.

Item 2.	Properties

Our principal administrative, sales, marketing, support, and research and development facility is located in approximately 221,000 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through September 30, 2025. We have additional offices under multi-year agreements in New Jersey. We also occupy facilities outside of the United States under multi-year agreements in the United Kingdom, the Netherlands, France, China, Japan, Singapore, India, and Australia. We also occupy offices under short-term agreements in other geographical regions. We believe our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.

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

Market for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The following table sets forth the high and low closing sales prices of the common stock as reported by the Nasdaq Global Select Market for the periods indicated:

Fiscal Period	High Price	Low Price
2016
First Quarter	$64.68	$45.82
Second Quarter	68.16	55.40
Third Quarter	67.29	57.62
Fourth Quarter	59.01	49.97

2015
First Quarter	$55.11	$38.53
Second Quarter	61.23	50.80
Third Quarter	68.19	56.96
Fourth Quarter	76.96	62.68

On January 30, 2017, the last reported sales price of our common stock on the Nasdaq Global Select Market was $51.23 per share. The number of registered shareholders of record of our common stock as of January 30, 2017 was approximately 14. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Equity Compensation Plan Information

The following table provides information regarding our current equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,029,230	$0.00	11,333,600
Equity compensation plans not approved by security holders	-	-	-
Total	1,029,230	$0.00	11,333,600

Additional information regarding our equity compensation plans can be found in Note 2 of the Notes to our Consolidated Financial Statements.

Purchase of Equity Securities

The following table provides information regarding our common stock repurchases under our publicly-announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended December 31, 2016. All repurchases related to the share repurchase program were made on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2016	124,500	$52.15	124,500	$43,507,134
November 1 - November 30, 2016	463,390	51.91	463,390	19,454,170
December 1 - December 31, 2016	369,580	52.37	369,580	98,984
Total	957,470		957,470

During the year ended December 31, 2016, we repurchased a total of 2,821,488 shares at an average price per share of $56.14 under our publicly-announced share repurchase program. In January 2017, our Board of Directors authorized the Company to repurchase up to an aggregate of $50 million of the Company’s common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income and cash flow data for the years ended December 31, 2016, 2015 and 2014, and the balance sheet data as of December 31, 2016 and 2015, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income and cash flow data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013, and 2012 are derived from audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(in thousands, except per share data)
Statement of Income Data:
Software license	$61,494	$62,416	$71,583	$78,615	$84,996
Total revenue	$376,248	$414,518	$492,104	$556,371	$604,557
Operating income	$80,073	$101,287	$127,124	$161,446	$194,307
Net income	$51,853	$67,296	$82,000	$103,475	$124,234
Earnings per diluted share	$0.64	$0.86	$1.08	$1.40	$1.72

	December 31,
	2012	2013	2014	2015	2016
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$103,047	$132,956	$124,438	$128,760	$95,615
Total assets	$261,813	$297,828	$318,170	$337,913	$297,140
Debt	$-	$-	$-	$-	$-
Shareholders' equity	$161,509	$181,586	$182,023	$195,492	$169,366

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(in thousands)
Statement of Cash Flow Data:
Operating cash flow	$75,271	$89,387	$94,162	$120,153	$139,346

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 2016, we generated $604.6 million in total revenue, with a revenue mix of: license revenue 14%; services revenue 77%; and hardware and other revenue 9%.

The Company has three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue is based on the location of the sale. Our international revenue was approximately $144.8 million, $131.3 million and $134.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, which represents approximately 24%, 24% and 27% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2016, we employed approximately 3,020 employees worldwide, of which 1,470 employees are based in the Americas, 210 employees in EMEA, and 1,340 employees in APAC (including India). We have offices in Australia, China, France, India, Japan, the Netherlands, Singapore, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In 2016, approximately 76% of our total revenue was generated in the United States, 11% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc., an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies has a meaningful impact on our financial results.

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

In January 2017, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update maintaining its previous 2017 world economic growth forecast issued in October 2016 at 3.4 percent. The WEO update noted “After a lackluster outturn in 2016, economic activity is projected to pick up pace in 2017 and 2018, especially in emerging market and developing economies. However, there is a wide dispersion of possible outcomes around the projections, given uncertainty surrounding the policy stance of the incoming U.S. administration and its global ramifications.”

The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 1.9 percent in 2017 and 2.0 percent in 2018, while the emerging and developing economies would grow at about 4.5 percent in 2017 and 4.8 percent in 2018.

During the past three years, the overall trend has been steady for our large license sales, with recognized license revenue of $1.0 million or greater on 18, 21 and 15 new contracts for 2016, 2015 and 2014, respectively. While we are encouraged by our 2016 and 2015 results, we, along with many of our customers, still remain cautious regarding the pace of global economic growth. We believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it challenging to forecast sales cycles for our products and the timing of large enterprise software license sales.

Revenue

License revenue: License revenue, a leading indicator of our business performance, is primarily derived from software license fees customers pay for supply chain solutions. In 2016, license revenue totaled $85.0 million, or 14% of total revenue, with gross margins of 87.3%. For the year ended December 31, 2016, Americas, EMEA, and APAC recognized $71.1 million, $9.2 million, and $4.7 million in license revenue, respectively. For the year ended December 31, 2016, the percentage mix of new to existing customers was approximately 35/65.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles. In addition, the timing of the closing of a few large license transactions can have a material impact on our license revenues, operating profit, operating margins and earnings per share. For example, $1.1 million of license revenue in 2016 equates to approximately one cent of diluted earnings per share impact.

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

Services revenue: Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (“CSSE”). In 2016, our services revenue totaled $467.3 million, or 77% of total revenue, with gross margins of 57.7%. The Americas, EMEA, and APAC recognized $392.7 million, $55.2 million, and $19.4 million, respectively, in services revenue for the year ended December 31, 2016. Professional services totaled $333.4 million in 2016, accounted for approximately 71% of total services revenue and approximately 55% of total revenue. Our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

At December 31, 2016, our professional services organization totaled approximately 2,010 employees, accounting for 67% of our total employees worldwide. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Our CSSE revenues totaled $133.9 million in 2016, representing approximately 29% of services revenue and approximately 22% of total revenue, respectively. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; and (4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. CSSE renewal revenue is recognized over the renewal period and recognition is not initiated until payment is received from the customer.

Hardware and other revenue: Our hardware and other revenue totaled $52.3 million in 2016 representing 9% of total revenue with gross margins of 20.5%. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $18.3 million, $20.2 million, and $18.9 million for 2016, 2015 and 2014, respectively.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global retailers, manufacturers, wholesalers, distributors and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our research and development expenses for the years ended December 31, 2016, 2015 and 2014 were $54.7 million, $53.9 million, and $49.0 million, respectively. At December 31, 2016, our R&D organization totaled approximately 680 employees, located in the U.S. and India.

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

Cash Flow and Financial Condition

For 2016, we generated cash flow from operating activities of $139.3 million and have generated a cumulative total of $353.7 million for the three years ended December 31, 2016. Our cash and investments at December 31, 2016 totaled $95.6 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been funding investment in R&D and operations to drive earnings growth and repurchases of common stock.

During 2016, we repurchased approximately $158.4 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors throughout the year.

In 2017, we anticipate that our priorities for use of cash will be in hiring, developing sales and services resources and continued investment in product development to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2017 for general corporate purposes.

Full Year 2016 Financial Summary

•	Diluted earnings per share for the twelve months ended December 31, 2016 was $1.72, compared to $1.40 for the twelve months ended December 31, 2015;
•

Consolidated revenue for the twelve months ended December 31, 2016 was $604.6 million, compared to $556.4 million for the twelve months ended December 31, 2015. License revenue was $85.0 million for the twelve months ended December 31, 2016, compared to $78.6 million for the twelve months ended December 31, 2015;

•	Operating income was $194.3 million for the twelve months ended December 31, 2016, compared to $161.4 million for the twelve months ended December 31, 2015;
•	Operating margins for 2016 were 32.1% compared to operating margins of 29.0% in 2015;
•	Cash flow from operations totaled $139.3 million for the full year 2016 compared to $120.2 million in 2015;
•	Cash and investments on hand at December 31, 2016 was $95.6 million compared to $128.8 million at December 31, 2015;
•

During the twelve months ended December 31, 2016, the Company repurchased approximately 2.8 million shares of Manhattan Associates common stock, reducing common shares outstanding by 3%, under the share repurchase program authorized by our Board of Directors, for a total investment of $158.4 million; and

•	In January 2017, our Board of Directors authorized the Company to repurchase up to an aggregate of $50 million of the Company’s common stock.

Results of Operations

The following table summarizes selected Statement of Income data for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
				% Change vs. Prior Year
	2016	2015	2014	2016	2015
	(in thousands)
Revenue:
Software license	$84,996	$78,615	$71,583	8%	10%
Services	467,286	428,078	376,023	9%	14%
Hardware and other	52,275	49,678	44,498	5%	12%
Total revenue	604,557	556,371	492,104	9%	13%
Costs and expenses:
Cost of license	10,820	9,938	7,110	9%	40%
Cost of services	197,475	184,349	169,140	7%	9%
Cost of hardware and other	41,584	41,141	36,328	1%	13%
Research and development	54,736	53,859	48,953	2%	10%
Sales and marketing	48,223	48,615	52,617	-1%	-8%
General and administrative	48,322	49,259	44,455	-2%	11%
Depreciation and amortization	9,090	7,764	6,377	17%	22%
Total costs and expenses	410,250	394,925	364,980	4%	8%
Income from operations	$194,307	$161,446	$127,124	20%	27%
Operating margin	32.1%	29.0%	25.8%

The Company has three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that are not charged to the other segments including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with the Company’s India operations. During 2016, 2015, or 2014, we derived the majority of our revenues from sales to customers within our Americas segment. The following table summarizes revenue and operating profit by segment:

	Year Ended December 31,
				% Change vs. Prior Year
	2016	2015	2014	2016	2015
Revenue:	(in thousands)
Software license
Americas	$71,134	$65,307	$59,502	9%	10%
EMEA	9,187	9,566	7,505	-4%	27%
APAC	4,675	3,742	4,576	25%	-18%
Total software license	84,996	78,615	71,583	8%	10%

Services
Americas	392,675	352,665	301,025	11%	17%
EMEA	55,240	58,030	51,440	-5%	13%
APAC	19,371	17,383	23,558	11%	-26%
Total services	467,286	428,078	376,023	9%	14%

Hardware and Other
Americas	49,775	46,504	41,437	7%	12%
EMEA	1,855	2,480	1,910	-25%	30%
APAC	645	694	1,151	-7%	-40%
Total hardware and other	52,275	49,678	44,498	5%	12%

Total Revenue
Americas	513,584	464,476	401,964	11%	16%
EMEA	66,282	70,076	60,855	-5%	15%
APAC	24,691	21,819	29,285	13%	-25%
Total revenue	$604,557	$556,371	$492,104	9%	13%

Operating income:
Americas	$164,947	$133,823	$101,936	23%	31%
EMEA	22,060	22,310	15,313	-1%	46%
APAC	7,300	5,313	9,875	37%	-46%
Total operating income	$194,307	$161,446	$127,124	20%	27%

The consolidated results of our operations for the years ended December 31, 2016, 2015 and 2014 are discussed below.

Revenue

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

	Year Ended December 31,
				% Change vs. Prior Year		% of Total Revenue
	2016	2015	2014	2016	2015	2016	2015	2014
	(in thousands)
Software license	$84,996	$78,615	$71,583	8%	10%	14%	14%	15%
Services	467,286	428,078	376,023	9%	14%	77%	77%	76%
Hardware and other	52,275	49,678	44,498	5%	12%	9%	9%	9%
Total revenue	$604,557	$556,371	$492,104	9%	13%	100%	100%	100%

License revenue

Year 2016 compared with year 2015

License revenue increased $6.4 million, or 8%, to $85.0 million in 2016 compared to 2015. We completed eighteen and twenty-one large new deals greater than $1.0 million in 2016 and 2015, respectively. Our Americas and APAC license revenue increased $5.8 million and $0.9 million, respectively, while EMEA license revenue decreased $0.3 million over 2015.

The license sales percentage mix across our product suite in 2016 was approximately 60% warehouse management solutions and 40% non-warehouse management solutions. Our warehouse management solutions decreased $1.8 million, or 4%, in 2016 compared to 2015, and non-warehouse management solutions increased $8.2 million, or 29%, in 2016 over 2015.

Year 2015 compared with year 2014

License revenue increased $7.0 million, or 10%, to $78.6 million in 2015 compared to 2014. We completed twenty-one and fifteen large new deals greater than $1.0 million in 2015 and 2014, respectively. Our Americas and EMEA license revenue increased $5.8 million and $2.0 million, respectively, while APAC license revenue decreased $0.8 million over 2014.

The license sales percentage mix across our product suite in 2015 was approximately 65% warehouse management solutions and 35% non-warehouse management solutions. Our warehouse management solutions increased $10.0 million, or 25%, in 2015 compared to 2014, and non-warehouse management solutions decreased $3.0 million, or 9%, in 2015 over 2014.

Services revenue

Year 2016 compared with year 2015

Services revenue increased $39.2 million, or 9%, in 2016 compared to 2015 due to a $28.8 million, or 9%, increase in professional services revenue and a $10.4 million, or 8%, increase in CSSE revenue. The Americas and APAC segments increased $40.0 million and $2.0 million, respectively, while the EMEA segment decreased $2.8 million, compared to 2015. The increase in services revenue is primarily due to a combination of license deals signed and customer-specific initiatives in conjunction with customer upgrade activity.

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

Hardware and other

Sales of hardware increased $4.5 million to $34.0 million in 2016 compared to $29.5 million in 2015. Sales of hardware increased $3.9 million to $29.5 million in 2015 compared to $25.6 million in 2014. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate. Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $18.3 million, $20.2 million, and $18.9 million for 2016, 2015 and 2014, respectively.

Cost of Revenue

	Year Ended December 31,
				% Change vs. Prior Year
	2016	2015	2014	2016	2015
	(in thousands)

Cost of software license	$10,820	$9,938	$7,110	9%	40%
Cost of services	197,475	184,349	169,140	7%	9%
Cost of hardware and other	41,584	41,141	36,328	1%	13%
Total cost of revenue	$249,879	$235,428	$212,578	6%	11%

Cost of License

Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. In 2016, cost of license increased by $0.9 million, or 9% compared to 2015 principally due to a $1.2 million increase in cost of hosting offset by a $0.6 million decrease in cost of royalties over the prior year. In 2015, cost of license increased by $2.8 million, or 40% compared to 2014 principally due to a $1.7 million increase in cost of third-party software license fees and a $0.7 million increase in cost of hosting over the prior year.

Cost of Services

Year 2016 compared with year 2015

Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services. The $13.1 million, or 7%, increase in cost of services in 2016 compared to 2015 was principally due increased headcount to support business growth resulting in a $15.1 million increase in compensation, other personnel-related and travel expenses. These personnel and other services operating expense increases were offset by a $3.3 million decrease in performance-based compensation expense.

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

Cost of Hardware and other

In 2016, cost of hardware increased $2.2 million to $23.4 million from $21.2 million in 2015 on increased sales of hardware. In 2015, cost of hardware increased $3.5 million to $21.2 million from $17.7 million in 2014 on increased sales of hardware. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $18.2 million, $19.9 million, and $18.6 million for 2016, 2015 and 2014, respectively.

Operating Expenses

	Year Ended December 31,
				% Change vs. Prior Year
	2016	2015	2014	2016	2015
	(in thousands)

Research and development	$54,736	$53,859	$48,953	2%	10%
Sales and marketing	48,223	48,615	52,617	-1%	-8%
General and administrative	48,322	49,259	44,455	-2%	11%
Depreciation and amortization	9,090	7,764	6,377	17%	22%
Operating expenses	$160,371	$159,497	$152,402	1%	5%

Research and Development

Our principal research and development (R&D) activities during 2016, 2015 and 2014 focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omni-Channel including point-of-sale and tablet retailing.

For the years ended December 31, 2016, 2015 and 2014, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Year 2016 compared with year 2015

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses in 2016 increased by $0.9 million, or 2%, compared to 2015. This increase is primarily due to a $2.1 million increase in compensation and other personnel-related expenses. The personnel and other R&D operating expenses were offset by a $1.8 million decrease in performance-based compensation expense.

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

Sales and Marketing

Year 2016 compared with year 2015

Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $0.4 million, or 1%, in 2016 compared to 2015.

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

General and Administrative

Year 2016 compared with year 2015

General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses decreased $0.9 million, or 2%, in 2016 primarily attributable to a $1.0 million decrease in performance-based compensation expense.

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

Depreciation and Amortization

Depreciation expense amounted to $8.7 million, $7.3 million, and $6.2 million 2016, 2015 and 2014, respectively. Amortization of intangibles was immaterial in 2016, 2015 and 2014. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions.

Operating Income

Operating income for the year ended December 31, 2016 increased $32.9 million to $194.3 million, compared to $161.4 million for the year ended December 31, 2015. Operating margins were 32.1% for 2016 versus 29.0% for 2015. Operating income and margin increased primarily due to strong revenue growth and expense discipline during the year ended December 31, 2016. The foreign currency translation effect for the year ended December 31, 2016 is immaterial. In 2016, operating income in the Americas and APAC segments increased by $31.1 million and $2.0 million, respectively, but decreased in the EMEA segment by $0.2 million.

Operating income for the year ended December 31, 2015 increased $34.3 million to $161.4 million, compared to $127.1 million for the year ended December 31, 2014. Operating margins were 29.0% for 2015 versus 25.8% for 2014. Operating income and margin increased primarily due to strong revenue growth and expense discipline during the year even though disadvantaged from unfavorable foreign currency translation effect of $2.1 million for the year ended December 31, 2015. The unfavorable foreign currency translation effect is primarily due to the weakening of the euro and British pound sterling versus the U.S. dollar during the year ended December 31, 2015. In 2015, operating income in the Americas and EMEA segments increased by $31.9 million and $7.0 million, respectively, but decreased in the APAC segment by $4.6 million.

Other Income and Income Taxes

	Year Ended December 31,
				% Change vs. Prior Year
	2016	2015	2014	2016	2015

Other income, net	$1,800	$1,395	$874	29%	60%
Income tax provision	71,873	59,366	45,998	21%	29%

Other Income, net

Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Interest income was $1.2 million for the year ended December 31, 2016, and $1.3 million for both the years ended December 31, 2015 and 2014. The weighted-average interest rate earned on cash and investments was approximately 1% for the years ended December 31, 2016, 2015 and 2014. We recorded a net foreign currency gain of $0.6 million in 2016, and net foreign currency losses of $0.1 million and $0.4 million in 2015 and 2014, respectively. The foreign currency gains and losses mainly resulted from gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound sterling, Indian Rupee and Japanese Yen.

Income Tax Provision

Our effective income tax rates were 36.6%, 36.5%, and 35.9% in 2016, 2015 and 2014, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits.

The effective tax rate in 2015 increased from 2014 mainly due to increases in reserves for uncertain tax positions, partially offset by increases in estimated utilization of state tax credit carryforwards.

Liquidity and Capital Resources

During 2016, 2015 and 2014, we funded our business through cash generated from operations. Our cash and investments as of December 31, 2016 included $47.7 million held in the U.S. and $47.9 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate. However, our intent is to indefinitely reinvest these funds outside of the U.S. and we do not have a current cash requirement need to repatriate cash to the U.S.

Our cash flow from operating activities totaled $139.3 million, $120.2 million, and $94.2 million in 2016, 2015 and 2014, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for 2016 increased $19.1 million compared to 2015 primarily attributable to higher revenue and net earnings. Cash flow from operating activities for 2015 increased $26.0 million compared to 2014 primarily attributable to higher revenue and net earnings. Days sales outstanding was 63, 63 and 61 at December 31, 2016, 2015 and 2014, respectively, reflecting solid cash collections.

Our cash flow from investing activities totaled $3.4 million in 2016. Our investing activities used cash of $13.5 million and $12.7 million in 2015 and 2014, respectively. The cash flow from investing activities for the year ended December 31, 2016 was primarily attributable to net maturities of investments of $10.2 million offset by capital expenditures of $6.8 million to support company growth. The use of cash for investing activities for the year ended December 31, 2015 was for capital expenditures of $11.5 million to support company growth and net purchases of $2.0 million in investments. The use of cash for investing activities for the year ended December 31, 2014 was for capital expenditures of $9.4 million, $2.8 million payment in connection with the asset acquisition of Global Bay Mobile Technologies, and net purchases of $0.5 million in investments.

Our financing activities used cash of approximately $162.7 million, $102.3 million, and $89.1 million in 2016, 2015 and 2014, respectively. The principal use of cash for financing activities for the year ended December 31, 2016 was to purchase approximately $167.9 million of our common stock, including $9.5 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by a $5.2 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. The principal use of cash for financing activities for the year ended December 31, 2015 was to purchase approximately $112.1 million of our common stock, including $10.5 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $0.7 million and a $9.1 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. The principal use of cash for financing activities for the year ended December 31, 2014 was to purchase approximately $99.2 million of our common stock, including $8.1 million for shares withheld for taxes due upon vesting of restricted stock, partially offset by proceeds generated from options exercised of $1.6 million and a $8.6 million excess tax benefit related to the exercise of stock options and vesting of restricted stock awards. In January 2017, our Board of Directors authorized the Company to repurchase up to an aggregate of $50 million of the Company’s common stock.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In 2017, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements in 2017 for general corporate purposes.

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

The new revenue standard may be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). We will adopt the standard in the first quarter of 2018 and preliminarily expect to use the modified prospective method. However, we are continuing to evaluate the impact of the standard, and our adoption method is subject to change. Currently, we are in the process of reviewing our historical contracts to quantify the impact that the adoption of the standard will have on specific performance obligations. We are also continuing to evaluate the impact of the standard on our recognition of costs related to obtaining customer contracts (namely sales commissions).

Balance Sheet Classification of Deferred Taxes

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a tax-paying component of an entity. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but may be adopted earlier, and may be applied either prospectively or retrospectively. We adopted this guidance in the first three months ended March 31, 2016 reporting on a retrospective basis. Accordingly, we reclassified current deferred taxes to noncurrent on our December 31, 2015 consolidated balance sheet, which increased noncurrent deferred tax assets $4.6 million and decreased noncurrent deferred tax liabilities $5.7 million.

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, to improve the accounting for employee share-based payments. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, and additional paid-in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new guidance will require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows. Companies will have to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the company) or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. For public companies, this guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but may be adopted earlier. We are adopting this ASU in the first quarter of 2017. We plan to account for forfeitures as incurred upon adoption of this guidance. In each of the years ended December 31, 2016, 2015 and 2014, we have recorded excess tax benefits of $5.2 million, $9.1 million, and $8.6 million as a component of additional paid in capital.  In accordance with this ASU, comparable amounts for future periods related to the difference between the fair value of a restricted stock unit (RSU) on the grant date and the fair value of a RSU on the vest date will be recorded as a discrete benefit or expense to the current income tax provision in the period in which the RSU vests. A majority of the future amounts to be recorded would likely occur during the first quarter consistent with the vesting of a majority of RSU grants.

Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The new guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management will be required to make this evaluation for both annual and interim reporting periods. When management identifies events or conditions that indicate that it is probable that the entity will be unable to meet its obligations as they become due, the standard allows management to consider the mitigating effect of its plans to determine whether substantial doubt is alleviated. Management will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter, but may be adopted earlier. We adopted this guidance during the three months period ended December 31, 2016. The adoption did not impact our financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of December 31, 2016 consist of obligations under operating leases. We expect to fulfill all of the following commitments from our working capital. We have no off-balance sheet arrangements within the meaning of SEC rules.

Lease Commitments

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025. Rent expense for these leases aggregated $6.8 million, $6.3 million, and $6.3 million during 2016, 2015 and 2014, respectively.

The following table summarizes our contractual commitments as of December 31, 2016 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Operating Lease Obligations	$45,888	$7,756	$6,856	$5,416	$4,707	$4,647	$16,506

Indemnities

Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2016.

Warranties

In general, in our customer contracts we warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2016.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the ASC, the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $18.3 million, $20.2 million, and $18.9 million for 2016, 2015 and 2014, respectively.

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

Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, France, Australia, China, Japan, Singapore, and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized a foreign exchange gain of $0.6 million in 2016, and foreign exchange losses of $0.1 million and $0.4 million in 2015 and 2014, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income (loss), net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2016 relative to the U.S. dollar would result in a change of approximately $0.3 million in the reported foreign currency gain. A fluctuation of 10% in the period end exchange rates at December 31, 2015 relative to the U.S. dollar would result in a change of approximately $0.2 million in the reported foreign currency loss.

Interest Rates

We currently invest our cash in a variety of financial instruments, including taxable floating rate obligations in money market funds and certificate of deposits. These investments are mainly denominated in U.S. dollars. Cash balances in foreign currencies overseas, except for India, are derived from business operations. India operations are funded by the U.S. At December 31, 2016, our cash, cash equivalents, and investment balances totaled $95.6 million, of which all is highly liquid. Our cash equivalents balance at December 31, 2016 was $44.2 million. Cash equivalents consist of highly-liquid money market funds and certificates of deposits with maturities of less than three months when purchased.

Investments in both fixed rate and floating rate interest-earning instruments carry interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash and investment securities was approximately 1% for the years ended December 31, 2016 and 2015. The fair value of cash equivalents and investments held at December 31, 2016 and 2015 was $44.2 million and $50.0 million, respectively. Based on the average investments outstanding during 2016 and 2015, increases or decreases in the rates of return of 25 basis points would result in increases or decreases to interest income of approximately $0.3 million for both years from the reported interest income.

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

As of the end of the Company’s 2016 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2016, has audited the Company’s internal control over financial reporting as of December 31, 2016 and has issued a report regarding the Company’s internal control over financial reporting appearing on page 39, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer

February 3, 2017

/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer, and Treasurer

February 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Manhattan Associates, Inc. and Subsidiaries

We have audited Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Manhattan Associates, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Manhattan Associates, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2016 of Manhattan Associates, Inc. and subsidiaries, and our report dated February 3, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders

Manhattan Associates, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Associates, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 3, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 3, 2017

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

Revenue:
Software license	$84,996	$78,615	$71,583
Services	467,286	428,078	376,023
Hardware and other	52,275	49,678	44,498
Total revenue	604,557	556,371	492,104
Costs and expenses:
Cost of license	10,820	9,938	7,110
Cost of services	197,475	184,349	169,140
Cost of hardware and other	41,584	41,141	36,328
Research and development	54,736	53,859	48,953
Sales and marketing	48,223	48,615	52,617
General and administrative	48,322	49,259	44,455
Depreciation and amortization	9,090	7,764	6,377
Total costs and expenses	410,250	394,925	364,980
Operating income	194,307	161,446	127,124
Interest income	1,161	1,331	1,268
Other income (loss), net	639	64	(394)
Income before income taxes	196,107	162,841	127,998
Income tax provision	71,873	59,366	45,998
Net income	$124,234	$103,475	$82,000

Basic earnings per share	$1.73	$1.41	$1.09
Diluted earnings per share	$1.72	$1.40	$1.08

Weighted average number of shares:
Basic	71,674	73,443	74,995
Diluted	72,060	74,038	75,841

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$124,234	$103,475	$82,000
Foreign currency translation adjustment	(3,588)	(2,283)	(2,241)
Comprehensive income	$120,646	$101,192	$79,759

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$95,615	$118,416
Short-term investments	-	10,344
Accounts receivable, net of allowance of $3,595 and $7,031 in 2016 and 2015, respectively	100,285	97,379
Prepaid expenses	10,181	9,224
Other current assets	937	1,548
Total current assets	207,018	236,911

Property and equipment, net	19,019	21,176
Goodwill, net	62,228	62,233
Deferred income taxes	2,867	4,648
Other assets	6,008	7,275
Total assets	$297,140	$332,243

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,052	$11,219
Accrued compensation and benefits	20,700	29,284
Accrued and other liabilities	12,510	13,853
Deferred revenue	63,457	68,757
Income taxes payable	8,924	4,072
Total current liabilities	117,643	127,185

Deferred rent, long-term	2,932	3,811
Deferred income taxes	53	35
Other non-current liabilities	7,146	5,720

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2016 and 2015	-	-
Common stock, $.01 par value; 200,000,000 shares authorized; 70,233,955 and 72,766,383 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	702	728
Retained earnings	184,558	207,070
Accumulated other comprehensive loss	(15,894)	(12,306)
Total shareholders' equity	169,366	195,492
Total liabilities and shareholders' equity	$297,140	$332,243

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Operating activities:
Net income	$124,234	$103,475	$82,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,090	7,764	6,377
Equity-based compensation	15,934	14,528	9,671
Loss (Gain) on disposal of equipment	30	(30)	(13)
Tax benefit of stock awards exercised/vested	5,209	9,170	8,640
Excess tax benefits from equity-based compensation	(5,214)	(9,147)	(8,562)
Deferred income taxes	1,797	1,532	(1,705)
Unrealized foreign currency (gain) loss	(393)	49	(624)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,358)	(12,223)	(16,758)
Other assets	299	(1,427)	(5,198)
Accounts payable, accrued and other liabilities	(9,261)	(1,592)	13,519
Income taxes	6,129	(2,271)	338
Deferred revenue	(4,150)	10,325	6,477
Net cash provided by operating activities	139,346	120,153	94,162

Investing activities:
Purchases of property and equipment	(6,843)	(11,492)	(9,415)
Purchases of short-term investments	-	(15,385)	(14,644)
Maturities of short-term investments	10,201	13,334	14,165
Payment in connection with acquisition	-	-	(2,773)
Net cash provided by (used in) investing activities	3,358	(13,543)	(12,667)

Financing activities:
Purchase of common stock	(167,933)	(112,138)	(99,204)
Proceeds from issuance of common stock from options exercised	18	717	1,571
Excess tax benefits from equity-based compensation	5,214	9,147	8,562
Net cash used in financing activities	(162,701)	(102,274)	(89,071)

Foreign currency impact on cash	(2,804)	(1,628)	(1,091)

Net change in cash and cash equivalents	(22,801)	2,708	(8,667)
Cash and cash equivalents at beginning of period	118,416	115,708	124,375
Cash and cash equivalents at end of period	$95,615	$118,416	$115,708

Supplemental disclosures of cash flow information:
Cash paid for taxes	$58,684	$50,902	$38,674

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2013	76,374,180	$764	$-	$188,604	$(7,782)	$181,586
Repurchase of common stock	(2,868,630)	(29)	(19,876)	(79,299)	-	(99,204)
Stock option exercises	286,456	3	1,568	-	-	1,571
Restricted stock units issuance/shares cancelation	312,058	3	(3)	-	-	-
Equity-based compensation	-	-	9,671	-	-	9,671
Tax effects of equity-based compensation	-	-	8,640	-	-	8,640
Foreign currency translation adjustment	-	-	-	-	(2,241)	(2,241)
Net income	-	-	-	82,000	-	82,000
Balance, December 31, 2014	74,104,064	741	-	191,305	(10,023)	182,023
Repurchase of common stock	(1,947,432)	(19)	(24,409)	(87,710)	-	(112,138)
Stock option exercises	150,154	2	715	-	-	717
Restricted stock shares/units issuance	459,597	4	(4)	-	-	-
Equity-based compensation	-	-	14,528	-	-	14,528
Tax effects of equity-based compensation	-	-	9,170	-	-	9,170
Foreign currency translation adjustment	-	-	-	-	(2,283)	(2,283)
Net income	-	-	-	103,475	-	103,475
Balance, December 31, 2015	72,766,383	728	-	207,070	(12,306)	195,492
Repurchase of common stock	(2,988,627)	(30)	(21,157)	(146,746)		(167,933)
Stock option exercises	3,610	-	18			18
Restricted stock units issuance	452,589	4	(4)			-
Equity-based compensation	-		15,934			15,934
Tax effects of equity-based compensation	-		5,209			5,209
Foreign currency translation adjustment	-				(3,588)	(3,588)
Net income	-	-	-	124,234	-	124,234
Balance, December 31, 2016	70,233,955	$702	$-	$184,558	$(15,894)	$169,366

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

The Company’s international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. In addition, we have a large development center in Bangalore, India, that does not have a natural in-market revenue hedge to mitigate currency risk to our operating expense in India. Fluctuations in the value of other currencies, particularly the Indian rupee, could significantly affect our revenues, expenses, operating profit and net income. The Company recognized a foreign exchange gain of $0.6 million in 2016, and foreign exchange losses of $0.1 million and $0.4 million in 2015 and 2014, respectively. Foreign exchange rate transaction gains and losses are classified in “Other income (loss), net” on the Consolidated Statements of Income.

Increase of the Authorized Number of Shares of Common Stock

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

The new revenue standard may be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). We will adopt the standard in the first quarter of 2018 and preliminarily expect to use the modified prospective method. However, we are continuing to evaluate the impact of the standard, and our adoption method is subject to change. Currently, we are in the process of reviewing our historical contracts to quantify the impact that the adoption of the standard will have on specific performance obligations. We are also continuing to evaluate the impact of the standard on our recognition of costs related to obtaining customer contracts (namely sales commissions).

Balance Sheet Classification of Deferred Taxes

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a tax-paying component of an entity. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but may be adopted earlier, and may be applied either prospectively or retrospectively. We adopted this guidance in the first three months ended March 31, 2016 reporting on a retrospective basis. Accordingly, we reclassified current deferred taxes to noncurrent on our December 31, 2015 consolidated balance sheet, which increased noncurrent deferred tax assets $4.6 million and decreased noncurrent deferred tax liabilities $5.7 million.

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, to improve the accounting for employee share-based payments. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, and additional paid-in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new guidance will require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows. Companies will have to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the company) or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. For public companies, this guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but may be adopted earlier. We are adopting this ASU in the first quarter of 2017. We plan to account for forfeitures as incurred upon adoption of this guidance. In each of the years ended December 31, 2016, 2015 and 2014, we have recorded excess tax benefits of $5.2 million, $9.1 million, and $8.6 million as a component of additional paid in capital.  In accordance with this ASU, comparable amounts for future periods related to the difference between the fair value of a restricted stock unit (RSU) on the grant date and the fair value of a RSU on the vest date will be recorded as a discrete benefit or expense to the current income tax provision in the period in which the RSU vests. A majority of the future amounts to be recorded would likely occur during the first quarter consistent with the vesting of a majority of RSU grants.

Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The new guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management will be required to make this evaluation for both annual and interim reporting periods. When management identifies events or conditions that indicate that it is probable that the entity will be unable to meet its obligations as they become due, the standard allows management to consider the mitigating effect of its plans to determine whether substantial doubt is alleviated. Management will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter, but may be adopted earlier. We adopted this guidance during the three months period ended December 31, 2016. The adoption did not impact our financial statements.

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

The Company’s sales are primarily to companies located in the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2016 for the Americas, EMEA, and APAC companies were $81.5 million, $15.0 million, and $3.8 million, respectively. Accounts receivable, net as of December 31, 2015 for the Americas, EMEA, and APAC companies were $79.5 million, $12.7 million, and $5.2 million, respectively. The Company’s top five customers in aggregate accounted for 12%, 8%, and 10% of total revenue recognized for each of the years ended December 31, 2016, 2015 and 2014, respectively. No single customer accounted for more than 10% of revenue in the years ended December 31, 2016, 2015 and 2014 or for more than 10% of accounts receivable as of December 31, 2016 and 2015.

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

At December 31, 2016, the Company’s cash and cash equivalents balances were $51.4 million and $44.2 million, respectively. Cash equivalents consist of highly liquid money market funds and certificates of deposit. At December 31, 2016, the Company has $13.9 million in certificates of deposit in India, which are included in cash equivalents. The Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework for all available-for-sale securities. At December 31, 2016, the Company has $30.3 million in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Consolidated Balance Sheet. The Company has no investments at December 31, 2016.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $18.3 million, $20.2 million, and $18.9 million for 2016, 2015 and 2014, respectively.

Deferred Revenue

Deferred revenue represents amounts collected prior to having completed performance of professional services, customer support services and software enhancements, and significant remaining obligations under license agreements. The Company generally expects to complete such services or obligations within the next twelve months.

Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2016 or 2015.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations were $4.9 million, $7.1 million, and $4.8 million for 2016, 2015 and 2014, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the creditworthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Property and Equipment

Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, internal use software, and leasehold improvements. The Company depreciates the cost of furniture, computers, other office equipment, and internal use software on a straight-line basis over their estimated useful lives (three to five years for computer software, five years for office equipment, seven years for furniture and fixtures). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation expense for property and equipment for the years ended December 31, 2016, 2015 and 2014 was approximately $8.7 million, $7.3 million, and $6.2 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Income.

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2016	2015
Office equipment	$36,163	$33,912
Computer software	6,431	18,809
Furniture and fixtures	4,698	4,100
Leasehold improvement	18,453	18,119
Property and equipment, gross	65,745	74,940
Less accumulated depreciation	(46,726)	(53,764)
Property and equipment, net	$19,019	$21,176

Software Development Costs

Research and development expenses are charged to expense as incurred. For the years ended December 31, 2016, 2015 and 2014, the Company did not capitalize any internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers have been insignificant.

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

Impairment of Long-Lived Assets

The Company reviews the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2016, 2015 and 2014, the Company did not recognize any impairment charges associated with its long-lived or intangible assets.

The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

Goodwill and Impairment of Goodwill

Goodwill

Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. The Company does not amortize goodwill, but instead tests goodwill for impairment on at least an annual basis. Goodwill was $62.2 million at the end of each of the years ended December 31, 2016 and 2015. Approximately $36.0 million of the gross Goodwill balance is deductible for income tax purposes. To date, there have been no goodwill impairments.

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

The Company applied the simplified goodwill impairment test for the fiscal year ended December 31, 2016, that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is not more likely than not that the unit’s fair value is less than its carrying amount. To the extent the Company concludes it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The Company did not identify any macroeconomic or industry conditions as of December 31, 2016, that would indicate the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate it is more likely than not that the fair value of any reporting units have fallen below their carrying value, the Company would test such reporting unit for impairment. The Company performed its periodic review of its goodwill for impairment as of December 31, 2016 and 2015, and did not identify any impairment as a result of the review.

Guarantees and Indemnities

The Company accounts for guarantees in accordance with the guarantee accounting topic in the FASB Codification. Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2016, or 2015.

In general, in our customer contracts, the Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. As a result, the Company believes the estimated fair value of these agreements is nominal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2016 and 2015.

Segment Information

The Company has three reportable segments: Americas, EMEA, and APAC as defined by FASB Codification topic for segment reporting. See Note 7 for discussion of the Company’s reportable segments.

Basic and Diluted Net Income Per Share

Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.

Diluted net income per share is computed using net income divided by Weighted Shares and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. The following is a reconciliation of the shares used in the computation of net income per share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Net income	$124,234	$103,475	$82,000
Earnings per share:
Basic	$1.73	$1.41	$1.09
Effect of CESs	(0.01)	(0.01)	(0.01)
Diluted	$1.72	$1.40	$1.08

Weighted average number of shares:
Basic	71,674	73,443	74,995
Effect of CESs	386	595	846
Diluted	72,060	74,038	75,841

The number of anti-dilutive CESs in 2016, 2015 and 2014 was immaterial. See Note 2 for further information on those securities.

Accumulated Other Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments that are excluded from net income and reflected in shareholders’ equity. The entire accumulated other comprehensive income balance as of December 31, 2016 and 2015 represents foreign currency translation adjustments.

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

Equity-Based Compensation

The Company accounts for equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation. See Note 2 for further information.

2. Equity-Based Compensation

Equity Based Compensation Plans

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

As amended, a maximum of 30,000,000 shares are available for grant under the 2007 Plan. Each stock option or stock appreciation right granted is counted against the maximum share limitation as one share, and each share of restricted stock or restricted stock unit granted (including those that are service based or performance based) counts against the maximum share limitation as two shares. Options and stock appreciation rights cannot have a term exceeding seven years. As of December 31, 2016, there were 11,333,600 shares available for issuance under the amended 2007 Plan. The 2007 Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to interpret the provisions thereof.

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

Restricted Stock Unit Awards

A summary of changes in unvested units of restricted stock for the year ended December 31, 2016 are as follows:

	Number of Units	Grant Date Fair Value
Outstanding at January 1, 2016	1,205,533	$34.09
Granted	421,250	55.35
Vested	(471,037)	26.29
Forfeited	(126,516)	42.15
Outstanding at December 31, 2016	1,029,230	$45.38

The Company recorded equity-based compensation related to restricted stock and RSUs (collectively “restricted stock awards”) of $15.9 million, $14.5 million, and $9.7 million during the years ended December 31, 2016, 2015 and 2014, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2016, 2015 and 2014, based on market value at the vesting dates was $26.0 million, $31.2 million, and $23.9 million, respectively. As of December 31, 2016, unrecognized compensation cost related to unvested restricted stock awards totaled $23.6 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

Included in the RSU grants for the year ended December 31, 2016 are 143,204 units that have performance-based vesting criteria. As noted above, the performance criteria are tied to the Company’s 2016 financial performance. As of December 31, 2016, the associated equity-based compensation expense has been recognized for the portion of the award attributable to the 2016 performance criteria.

3. Income Taxes

The Company is subject to future federal, state, and foreign income taxes and has recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2016 and 2015. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Accounts receivable	$1,034	$2,455
Accrued liabilities	5,747	7,671
Equity-based compensation	5,535	4,304
Capitalized costs	861	1,207
Accrued sales taxes	439	348
Deferred rent	939	1,344
State tax credits	4,650	4,339
Foreign subsidiary net operating losses	212	386
Valuation allowance	(4,031)	(4,916)
Other	805	695
	16,191	17,833
Deferred tax liabilities:
Intangible assets	11,056	10,457
Depreciation	2,321	2,763
	13,377	13,220
Net deferred tax assets	$2,814	$4,613

The components of income from domestic and foreign operations before income tax expense for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$186,234	$152,040	$118,448
Foreign	9,873	10,801	9,550
Total	$196,107	$162,841	$127,998

The components of the income tax provision for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$56,053	$47,195	$37,076
State	8,204	6,308	5,593
Foreign	5,819	4,331	5,034
	70,076	57,834	47,703
Deferred:
Federal	2,086	1,252	(1,490)
State	(268)	(300)	(375)
Foreign	(21)	580	160
	1,797	1,532	(1,705)
Total	$71,873	$59,366	$45,998

The income tax benefits related to the exercise of stock options were approximately $0.1 million, $2.7 million, and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As a result of losses in foreign locations, the Company has net operating loss carry-forwards (“NOLs”) of approximately $0.9 million available to offset future income. Approximately $0.8 million of the NOLs expire in 2018 to 2025 and the remainder does not expire. The Company has established a valuation allowance for substantially all of these NOLs because the ability to utilize them is not more likely than not.

The Company has tax credit carry-forwards of approximately $7.2 million available to offset future state tax. These tax credit carry-forwards expire in 2017 to 2026. These credits represent a deferred tax asset of $4.7 million after consideration of the federal benefit of state tax deductions. A valuation allowance of $2.6 million has been established for these credits because the ability to use them is not more likely than not.

Deferred taxes are not provided for temporary differences of approximately $44.0 million, $41.0 million, and $35.7 million as of December 31, 2016, 2015 and 2014, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is impractical to calculate the tax impact until such repatriation occurs.

The following is a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income tax, net of federal benefit	2.7	2.5	2.7
State credit carryforwards	(0.2)	(0.3)	0.1
U.S. federal R&D tax credit	(0.7)	(0.7)	(0.9)
Foreign operations	(0.2)	(0.4)	(0.4)
Tax contingencies	0.6	0.5	(0.4)
Other permanent differences	(0.5)	(0.1)	0.1
Change in valuation allowance	(0.1)	-	(0.3)
Income taxes	36.6%	36.5%	35.9%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	December 31,
	2016	2015	2014

Unrecognized tax benefits at January 1,	$(5,789)	$(4,455)	$(5,122)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	(756)	(1,687)	(18)
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	270	292	508
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	(791)	-	(481)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	128	61	658
Unrecognized tax benefits at December 31,	$(6,938)	$(5,789)	$(4,455)

The Company’s unrecognized tax benefits totaled $6.9 million and $5.8 million as of December 31, 2016 and 2015, respectively. Included in these amounts are unrecognized tax benefits totaling $5.1 million and $4.0 million as of December 31, 2016 and 2015, respectively, which, if recognized, would affect the effective tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $0.3 million, $0.2 million, and $0.1 million, respectively, of expense for the potential payment of interest and penalties. Accrued interest and penalties were $1.5 million and $1.3 million for the years ended December 31, 2016 and 2015. The Company conducts business globally and, as a result, files income tax returns in the United State federal jurisdiction and in many state and foreign jurisdictions. The Company is generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2012. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2017, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $0.6 million.

4. Shareholders’ Equity

During 2016, 2015 and 2014, the Company purchased 2,821,488, 1,721,457, and 2,620,118 shares of the Company’s common stock for $158.4 million, $101.6 million, and $91.1 million, respectively, through open market transactions as part of a publicly-announced share repurchase program. In January 2017, our Board of Directors authorized the Company to repurchase up to an aggregate of $50 million of the Company’s common stock.

5. Commitments and Contingencies

Leases

Rents charged to expense were $6.8 million, $6.3 million, and $6.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. In 2014, the Company amended its Atlanta headquarters lease to obtain additional space and extend the lease term. As part of such lease agreement, the Company will receive reimbursement of $1.3 million from the landlord in 2018 for leasehold improvements. The entire cash rent obligation is being amortized to expense on a straight line basis over the lease term.

Aggregate future minimum lease payments under noncancellable operating leases as of December 31, 2016 are as follows (in thousands):

Year Ending December 31,
2017	$7,756
2018	6,856
2019	5,416
2020	4,707
2021	4,647
Thereafter	16,506
Total minimum payments required	$45,888

There are no future minimum lease payments under capital leases as of December 31, 2016.

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

6. Employee Benefit Plan

The Company sponsors the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all employees of the Company. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $18,000, as defined, to the 401(k) Plan. The Internal Revenue Service sets the eligible compensation limit at $265,000 for 2016. Since 2012, the Company has provided a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the years ended December 31, 2016, 2015 and 2014, the Company made matching contributions to the 401(k) Plan of $4.0 million, $4.0 million, and $3.1 million, respectively.

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

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reportable segments. The royalties, which totaled $3.5 million, $3.3 million, and $3.0 million in 2016, 2015 and 2014, respectively, are included in cost of revenue for each segment with a corresponding reduction in America’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas’ costs are all research and development costs including the costs associated with the Company’s India operations.

Amortization expense on intangible assets in 2016, 2015 and 2014 was immaterial.

In accordance with the segment reporting topic of the FASB Codification, the Company has included a summary of financial information by reportable segment. The following table presents the revenues, expenses, and operating income by reportable segment for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016				2015
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$71,134	$9,187	$4,675	$84,996	$65,307	$9,566	$3,742	$78,615
Services	392,675	55,240	19,371	467,286	352,665	58,030	17,383	428,078
Hardware and other	49,775	1,855	645	52,275	46,504	2,480	694	49,678
Total revenue	513,584	66,282	24,691	604,557	464,476	70,076	21,819	556,371

Costs and Expenses:
Cost of revenue	206,687	30,711	12,481	249,879	190,190	33,483	11,755	235,428
Operating expenses	133,637	12,983	4,661	151,281	133,511	13,781	4,441	151,733
Depreciation and amortization	8,313	528	249	9,090	6,952	502	310	7,764
Total costs and expenses	348,637	44,222	17,391	410,250	330,653	47,766	16,506	394,925
Operating income	$164,947	$22,060	$7,300	$194,307	$133,823	$22,310	$5,313	$161,446

	Year Ended December 31, 2014
	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$59,502	$7,505	$4,576	$71,583
Services	301,025	51,440	23,558	376,023
Hardware and other	41,437	1,910	1,151	44,498
Total revenue	401,964	60,855	29,285	492,104

Costs and Expenses:
Cost of revenue	167,631	30,694	14,253	212,578
Operating expenses	126,570	14,557	4,898	146,025
Depreciation and amortization	5,827	291	259	6,377
Total costs and expenses	300,028	45,542	19,410	364,980
Operating income	$101,936	$15,313	$9,875	$127,124

The following table presents the goodwill, long-lived assets, and total assets by reporting segment as of December 31, 2016 and 2015 (in thousands):

	As of December 31, 2016				As of December 31, 2015
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill, net	$54,766	$5,499	$1,963	$62,228	$54,766	$5,504	$1,963	$62,233
Long lived assets	22,488	1,923	616	25,027	25,313	2,398	740	28,451
Total assets	260,478	27,688	8,974	297,140	294,738	28,790	8,715	332,243

For the years ended December 31, 2016, 2015 and 2014, we derived revenue from sales to customers outside the United States of approximately $144.8 million, $131.3 million, and $134.6 million, respectively. Our remaining revenue was derived from domestic sales.

License revenues related to our warehouse and non-warehouse product groups for the years ended December 31, 2016, 2015 and 2014, are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Warehouse	$48,311	$50,097	$40,084
Non-Warehouse	36,685	28,518	31,499
Total software license revenue	$84,996	$78,615	$71,583

Our services revenue consists of fees generated from professional services, customer support services and software enhancements related to our software products for the years ended December 31, 2016, 2015 and 2014, are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Professional services	$333,438	$304,624	$260,058
Customer support and software enhancements	133,848	123,454	115,965
Total services revenue	$467,286	$428,078	$376,023

8. Subsequent Events

The Company evaluated all subsequent events that occurred after the date of the accompanying financial statements and determined that there were no events or transactions during this subsequent event reporting period which require recognition or disclosure in the Company’s financial statements.

9. Quarterly Results of Operations (Unaudited)

Following is the quarterly results of operations of the Company for the years ended December 31, 2016 and 2015. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements.

	Quarter Ended
	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016
	(In thousands, except per share data)
Statements of Income Data:
Revenue:
Software license	$19,314	$19,758	$19,130	$20,413	$20,607	$20,631	$21,633	$22,125
Services	101,203	107,344	112,549	106,982	116,263	119,833	119,267	111,923
Hardware and other	13,006	12,007	10,625	14,040	12,990	14,428	11,313	13,544
Total revenue	133,523	139,109	142,304	141,435	149,860	154,892	152,213	147,592
Costs and expenses:
Cost of license	2,906	2,137	2,305	2,590	3,152	2,283	2,966	2,419
Cost of services	44,784	46,464	46,682	46,419	51,904	48,393	49,436	47,742
Cost of hardware and other	10,547	10,163	9,109	11,322	9,757	11,841	9,276	10,710
Research and development	13,556	13,257	13,589	13,457	14,706	13,458	13,389	13,183
Sales and marketing	11,847	11,889	10,904	13,975	12,588	12,015	10,003	13,617
General and administrative	11,238	11,927	14,058	12,036	12,448	12,368	11,225	12,281
Depreciation and amortization	1,781	1,898	1,977	2,108	2,206	2,266	2,334	2,284
Total costs and expenses	96,659	97,735	98,624	101,907	106,761	102,624	98,629	102,236
Operating income	36,864	41,374	43,680	39,528	43,099	52,268	53,584	45,356
Other income, net	262	359	604	170	520	654	210	416
Income before income taxes	37,126	41,733	44,284	39,698	43,619	52,922	53,794	45,772
Income tax provision	13,922	15,729	16,387	13,328	16,139	19,581	20,298	15,855
Net income	$23,204	$26,004	$27,897	$26,370	$27,480	$33,341	$33,496	$29,917
Basic earnings per share	$0.31	$0.35	$0.38	$0.36	$0.38	$0.46	$0.47	$0.42
Diluted earnings per share	$0.31	$0.35	$0.38	$0.36	$0.38	$0.46	$0.47	$0.42
Shares used in computing basic earnings per share	73,979	73,618	73,259	72,929	72,630	71,880	71,403	70,742
Shares used in computing diluted earnings per share	74,607	74,126	73,761	73,555	73,020	72,228	71,743	71,148

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, and the report of Ernst & Young LLP on the effectiveness of the Company’s internal control over financial reporting are contained on pages 38 and 39 of this report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 19, 2017, under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Committees.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 19, 2017, under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 19, 2017, under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 19, 2017, under the captions “Related Party Transactions” and “Election of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 19, 2017, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1.	Financial Statements.

The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

2.	Financial Statement Schedule.

The following financial statement schedule is filed as a part of this report:

SCHEDULE II

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification:	Balance at Beginning of Period	Additions Charged to Operations	Net Deductions		Balance at End of Period
Allowance for Doubtful Accounts
For the year ended:
December 31, 2014	$3,156	$4,778	$3,770	(a)	$4,164
December 31, 2015	$4,164	$7,130	$4,263	(a)	$7,031
December 31, 2016	$7,031	$4,889	$8,325	(a)	$3,595

Deferred Tax Asset Valuation Allowance
For the year ended:
December 31, 2014	$6,188	$-	$1,117	(b)	$5,071
December 31, 2015	$5,071	$-	$155	(b)	$4,916
December 31, 2016	$4,916	$-	$885	(b)	$4,031

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

Date: February 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr.	Chairman of the Board	February 3, 2017
John J. Huntz, Jr.

/s/ Eddie Capel	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 3, 2017
Eddie Capel

/s/ Dennis B. Story	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 3, 2017
Dennis B. Story

/s/ Linda C. Pinne	Senior Vice President, Global Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 3, 2017
Linda C. Pinne

/s/ Brian J. Cassidy	Director	February 3, 2017
Brian J. Cassidy

/s/ Edmond I. Eger III	Director	February 3, 2017
Edmond I. Eger III

/s/ John H. Heyman	Director	February 3, 2017
John H. Heyman

/s/ Thomas E. Noonan	Director	February 3, 2017
Thomas E. Noonan

/s/ Deepak Raghavan	Director	February 3, 2017
Deepak Raghavan

EXHIBIT INDEX

The following exhibits are filed with this Report.

Exhibit Number	Description

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

10.27*

Settlement Agreement by and between the Registrant and Steven P. Smith, effective as of June 8, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on June 12, 2015).

10.28

2016 Annual Cash Bonus Plan (Incorporated by reference from Annex B to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed with the SEC on April 8, 2016 (SEC File No. 000-23999)).

10.29*	Executive Employment Agreement with Linda C. Pinne (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 000-23999), filed on April 22, 2016).

10.30*	Indemnification Agreement with Linda C. Pinne (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 000-23999), filed on April 22, 2016).

10.31*

Consulting Agreement, dated May 12, 2016, by and between the Registrant and Dan Lautenbach (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on May 13, 2016).

10.32*

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