Form 10-Q
period 2017-03-31
MANHATTAN ASSOCIATES INC
filed 2017-04-24
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of the Registrant’s class of capital stock outstanding as of April 19, 2017, the latest practicable date, is as follows: 69,443,980 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended March 31, 2017

TABLE OF CONTENTS

PART I

	Financial Information

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016		3

Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016 (unaudited)		4

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (unaudited)		5

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)		6

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2017 (unaudited) and for the twelve months ended December 31, 2016		7

Notes to Condensed Consolidated Financial Statements (unaudited)		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	23

	PART II

	OTHER INFORMATION

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3.	Defaults Upon Senior Securities.	24

Item 4.	Mine Safety Disclosures.	24

Item 5.	Other Information.	24

Item 6.	Exhibits.	24

Signatures.		25

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$89,208	$95,615
Short-term investments	12,051	-
Accounts receivable, net of allowance of $3,900 and $3,595, respectively	84,076	100,285
Prepaid expenses and other current assets	14,759	11,118
Total current assets	200,094	207,018

Property and equipment, net	16,525	17,424
Goodwill, net	62,230	62,228
Deferred income taxes	898	2,867
Other assets	7,595	7,603
Total assets	$287,342	$297,140

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,213	$12,052
Accrued compensation and benefits	18,866	20,700
Accrued and other liabilities	11,929	12,510
Deferred revenue	70,751	63,457
Income taxes payable	17,057	8,924
Total current liabilities	129,816	117,643

Other non-current liabilities	9,658	10,131

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2017 and 2016	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 69,443,299 and 70,233,955 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	694	702
Retained earnings	161,175	184,558
Accumulated other comprehensive loss	(14,001)	(15,894)
Total shareholders' equity	147,868	169,366
Total liabilities and shareholders' equity	$287,342	$297,140

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Revenue:
Software license	$22,773	$20,607
Services	108,833	116,263
Hardware and other	11,883	12,990
Total revenue	143,489	149,860
Costs and expenses:
Cost of license	2,240	3,152
Cost of services	49,743	51,904
Cost of hardware and other	9,638	9,757
Research and development	14,225	14,706
Sales and marketing	11,789	12,588
General and administrative	11,872	12,448
Depreciation and amortization	2,262	2,206
Total costs and expenses	101,769	106,761
Operating income	41,720	43,099
Other (loss) income, net	(371)	520
Income before income taxes	41,349	43,619
Income tax provision	13,125	16,139
Net income	$28,224	$27,480

Basic earnings per share	$0.40	$0.38
Diluted earnings per share	$0.40	$0.38

Weighted average number of shares:
Basic	69,973	72,630
Diluted	70,247	73,020

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Net income	$28,224	$27,480
Foreign currency translation adjustment	1,893	55
Comprehensive income	$30,117	$27,535

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Operating activities:
Net income	$28,224	$27,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,262	2,206
Equity-based compensation	4,472	4,688
Loss on disposal of equipment	20	3
Tax benefit of stock awards exercised/vested	-	5,023
Excess tax benefits from equity-based compensation	-	(5,023)
Deferred income taxes	2,531	1,747
Unrealized foreign currency loss (gain)	104	(61)
Changes in operating assets and liabilities:
Accounts receivable, net	16,553	13,554
Other assets	(3,939)	(228)
Accounts payable, accrued and other liabilities	(4,063)	(12,186)
Income taxes	8,172	2,044
Deferred revenue	6,940	1,179
Net cash provided by operating activities	61,276	40,426

Investing activities:
Purchase of property and equipment	(789)	(1,906)
Net (purchases) maturities of investments	(11,630)	1,418
Net cash used in investing activities	(12,419)	(488)

Financing activities:
Purchase of common stock	(56,619)	(57,791)
Proceeds from issuance of common stock from options exercised	-	18
Excess tax benefits from equity-based compensation	-	5,023
Net cash used in financing activities	(56,619)	(52,750)

Foreign currency impact on cash	1,355	208

Net change in cash and cash equivalents	(6,407)	(12,604)
Cash and cash equivalents at beginning of period	95,615	118,416
Cash and cash equivalents at end of period	$89,208	$105,812

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2015 (audited)	72,766,383	$728	$-	$207,070	$(12,306)	$195,492
Repurchase of common stock	(2,988,627)	(30)	(21,157)	(146,746)	-	(167,933)
Stock option exercises	3,610	-	18	-	-	18
Restricted stock units issuance	452,589	4	(4)	-	-	-
Equity-based compensation	-	-	15,934	-	-	15,934
Tax effects of equity-based compensation	-	-	5,209	-	-	5,209
Foreign currency translation adjustment	-	-	-	-	(3,588)	(3,588)
Net income	-	-	.	124,234	-	124,234
Balance, December 31, 2016 (audited)	70,233,955	702	-	184,558	(15,894)	169,366
Repurchase of common stock	(1,134,924)	(11)	(6,294)	(50,314)	-	(56,619)
Restricted stock units issuance	344,268	3	(3)	-	-	-
Equity-based compensation	-	-	4,472	-	-	4,472
Adjustment due to adoption of ASC 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting	-	-	1,825	(1,293)	-	532
Foreign currency translation adjustment	-	-	-	-	1,893	1,893
Net income	-	-	-	28,224	-	28,224
Balance, March 31, 2017 (unaudited)	69,443,299	$694	$-	$161,175	$(14,001)	$147,868

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation, Principles of Consolidation and New Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements Adopted in Fiscal Year 2017

Stock Compensation

During the three months ended March 31, 2017, we adopted Accounting Standards Update (ASU) 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, to improve the accounting for employee share-based payments. Under the new guidance, all excess tax benefits and certain tax deficiencies are recorded as income tax expense or benefit in the income statement rather than recorded in additional paid-in capital. The additional paid-in capital pools are eliminated. This new guidance must be applied on a prospective basis. As a result, the excess tax benefits of $2.0 million for the three months ended March 31, 2017 are recorded in our provision for income taxes rather than additional paid-in capital. As required by the ASU, excess tax benefits recognized on share-based compensation expense are classified as an operating activity on the statement of cash flows rather than as a financing activity, and we have applied this provision on a prospective basis.

The ASU also allows the Company to repurchase more of an employee’s shares than it previously could for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period. As a result, the net cumulative-effect of this election was recognized as a $1.8 million increase to additional paid-in capital, a $0.5 million increase to deferred tax assets and a $1.3 million decrease to retained earnings as of January 1, 2017.

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) that simplifies the test for goodwill impairment, which eliminates step two from the goodwill impairment test. Under the new guidance, an entity should recognize an impairment charge for the amount based on the excess of a reporting unit’s carrying amount over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. For public companies, the guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019 on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this guidance during the three months ended March 2017, and the adoption did not impact our financial statements.

New Accounting Pronouncements Not Yet Adopted

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations, which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, which clarifies the following aspects in ASU 2014-09: collectability, presentation of sales taxes and other similar taxes collected from customers, noncash considerations, contract modifications at transition, completed contracts at transition, and technical correction. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides thirteen technical corrections and improvements to the new revenue standard. We must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 with ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017.

The new revenue standard may be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). We will adopt the standard in the first quarter of 2018 and expect to use the modified retrospective method. Currently, we are in the process of reviewing our historical contracts to quantify the impact that the adoption of the standard will have on specific performance obligations. We are also continuing to evaluate the impact of the standard on our recognition of costs related to obtaining customer contracts (namely sales commissions).

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For public companies, this guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, but may be adopted earlier. We are currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification (ASC), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $4.3 million and $4.2 million for the three months ended March 31, 2017 and 2016, respectively.

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

At March 31, 2017, the Company’s cash, cash equivalents, and short-term investments balances were $47.6 million, $41.6 million, and $12.1 million, respectively. The Company currently has no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. For money market funds, the Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework. At March 31, 2017 and December 31, 2016, the Company had $30.4 million in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has no investments classified as Level 2 or Level 3.

4.	Equity-Based Compensation

The Company granted 337,684 and 328,572 restricted stock units (“RSUs”) during the three months ended March 31, 2017 and 2016, respectively.  The Company recorded equity-based compensation expense related to restricted stock awards of $4.5 million and $4.7 million during the three months ended March 31, 2017 and 2016, respectively.

A summary of changes in unvested shares/units for the three months ended March 31, 2017 is as follows:

Number of shares/units
Outstanding at December 31, 2016	1,029,230
Granted	337,684
Vested	(368,913)
Forfeited	(19,614)
Outstanding at March 31, 2017	978,387

5.	Income Taxes

The Company’s effective tax rate was 31.7% and 37.0% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate for the three months ended March 31, 2017 is primarily due to the implementation of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting for the quarter ended March 31, 2017. The income tax provision for the quarter ended March 31, 2017 includes excess tax benefits of $2.0 million on restricted stock vestings which would have been recorded in additional paid-in-capital under the previous guidance.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of FASB ASC 740. For the three months ended March 31, 2017, there were no material changes to the Company’s uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)

Net income	$28,224	$27,480
Earnings per share:
Basic	$0.40	$0.38
Effect of CESs	-	-
Diluted	$0.40	$0.38

Weighted average number of shares:
Basic	69,973	72,630
Effect of CESs	274	390
Diluted	70,247	73,020

The number of anti-dilutive CESs during 2017 and 2016 was immaterial.

7.	Contingencies

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

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reportable segments. The royalties, which totaled approximately $2.7 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, are included in cost of revenue for each segment with a corresponding reduction in the Americas’ segment cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas’ segment costs are all research and development costs, including the costs associated with the Company’s India operations.

The following table presents the revenues, expenses and operating income by reportable segment for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017				2016
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$12,121	$9,373	$1,279	$22,773	$19,032	$736	$839	$20,607
Services	89,712	13,547	5,574	108,833	97,378	14,469	4,416	116,263
Hardware and other	11,282	440	161	11,883	12,397	481	112	12,990
Total revenue	113,115	23,360	7,014	143,489	128,807	15,686	5,367	149,860

Costs and Expenses:
Cost of revenue	48,588	9,391	3,642	61,621	54,239	7,685	2,889	64,813
Operating expenses	33,736	3,086	1,064	37,886	35,112	3,424	1,206	39,742
Depreciation and amortization	2,078	129	55	2,262	2,002	138	66	2,206
Total costs and expenses	84,402	12,606	4,761	101,769	91,353	11,247	4,161	106,761
Operating income	$28,713	$10,754	$2,253	$41,720	$37,454	$4,439	$1,206	$43,099

License revenues related to the Company’s warehouse and non-warehouse product groups for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Warehouse	$14,812	$13,451
Non-Warehouse	7,961	7,156
Total software license revenue	$22,773	$20,607

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Professional services	$75,457	$84,506
Customer support and software enhancements	33,376	31,757
Total services revenue	$108,833	$116,263

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2017 and 2016, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three months ended March 31, 2017, we generated $143.5 million in total revenue with a revenue mix of: license revenue 16%; services revenue 76%; and hardware and other revenue 8%.

The Company has three geographic reportable segments: North America and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC).  Geographic revenue is based on the location of the sale. Our international revenue was approximately $41.3 million for the three months ended March 31, 2017, which represents approximately 29% of our total revenue. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2017, we employed approximately 3,020 employees worldwide, of which 1,490 employees are based in the Americas, 200 in EMEA, and 1,330 in APAC (including India). We have offices in Australia, Chile, China, France, India, Japan, the Netherlands, Singapore, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three months ended March 31, 2017, approximately 71% of our total revenue was generated in the United States, 16% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in the United States and Western Europe; consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software often is a part of our customers’ and prospects’ much larger capital commitment associated with facilities expansion and business improvement. We believe that, given the lingering uncertainty in the global macro environment, the current sales cycles for large license deals of $1.0 million or greater in our target markets have been extended. The current business climate within the United States and the other geographic regions in which we operate continues to affect customers’ and prospects’ decisions regarding timing of strategic capital expenditures. Delays with respect to such decisions can have a material adverse impact on our business, and may further intensify competition in our already highly competitive markets.

In April 2017, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update increasing its 2017 and 2018 world economic growth forecast to 3.5 percent and 3.6 percent, respectively. The WEO update noted that:

With buoyant financial markets and a long-awaited cyclical recovery in manufacturing and trade under way, world growth is projected to rise from 3.1 percent in 2016 to 3.5 percent in 2017 and 3.6 percent in 2018, slightly above the October 2016 World Economic Outlook (WEO) forecast. But binding structural impediments continue to hold back a stronger recovery, and the balance of risks remains tilted to the downside, especially over the medium term. With persistent structural problems—such as low productivity growth and high income inequality—pressures for inward-looking policies are increasing in advanced economies. These threaten global economic integration and the cooperative global economic order that has served the world economy, especially emerging market and developing economies, well.

The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 2.0 percent in 2017 and 2018, while the emerging and developing economies would grow at about 4.5 percent in 2017 and 4.8 percent in 2018.

During 2016 and continuing into 2017, the overall trend has been steady for our large license deals, with recognized license revenue of $1.0 million or greater on eighteen new contracts during 2016 as well as four new contracts in the three months ended March 31, 2017.  While we are encouraged by our results, we, along with many of our customers, still remain cautious regarding the pace of global economic growth. We believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it challenging to forecast sales cycles for our products and the timing of large enterprise software license deals.

Revenue

License revenue.  License revenue, a leading indicator of our business performance, is primarily derived from software license fees customers pay for supply chain solutions. License revenue totaled $22.8 million, or 16% of total revenue, with gross margins of 90.2% for the three months ended March 31, 2017. For the three months ended March 31, 2017, the percentage mix of new to existing customers was approximately 60/40.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.0 million of license revenue in the first quarter of 2017 equates to approximately one cent of diluted earnings per share impact.

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

Services revenue.  Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (CSSE). Services revenue totaled $108.8 million, or 76% of total revenue, with gross margins of 54.3% for the three months ended March 31, 2017. Professional services accounted for approximately 69% of total services revenue in the three months ended March 31, 2017, respectively. While we believe our services margins are very strong, our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue as services margins are inherently lower than license revenue margins.

At March 31, 2017, our professional services organization totaled approximately 2,010 employees, accounting for 67% of our total employees worldwide.  Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions.  To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades.  We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

Services revenue growth is contingent upon license revenue and customer upgrade cycles, which are influenced by the strength of general economic and business conditions and the competitive position of our software products.  In addition, our professional services business has competitive exposure to offshore providers and other consulting companies.  All these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins, and loss of market share.

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which includes additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.  Our CSSE revenues totaled $33.4 million for the three months ended March 31, 2017, representing approximately 31% of services revenue, respectively, and approximately 23% of total revenue, respectively. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers; and (4) fluctuations in currency rates.  Substantially all our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%.  CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.  CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $11.9 million, representing 8% of total revenue with gross margins of 18.9% for the three months ended March 31, 2017. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discounted prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $4.3 million for the three months ended March 31, 2017.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our research and development expenses were $14.2 million for the three months ended March 31, 2017. At March 31, 2017, our R&D organization totaled approximately 680 employees, located in the U.S. and India.

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

Cash Flow and Financial Condition

For the three months ended March 31, 2017, we generated cash flow from operating activities of $61.3 million. Our cash and cash equivalents at March 31, 2017 totaled $101.3 million, with no debt on our balance sheet. We currently have no credit facilities.

Our primary uses of cash continue to be funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 1,003,868 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the three months ended March 31, 2017. In April 2017, our Board of Directors approved raising the Company's remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

For the remainder of 2017, we anticipate that our priorities for the use of cash will be in hiring and developing sales and services resources and continued investment in product development and marketing to extend our market leadership and awareness. We expect to continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We also expect to continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the remainder of 2017 for general corporate purposes.

Results of Operations

The following table summarizes our consolidated results for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)

Revenue	$143,489	$149,860
Costs and expenses	101,769	106,761
Operating income	41,720	43,099
Other (loss) income, net	(371)	520
Income before income taxes	41,349	43,619
Net income	$28,224	$27,480
Diluted earnings per share	$0.40	$0.38
Diluted weighted average number of shares	70,247	73,020

The Company has three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas segment costs are all research and development costs, including the costs associated with the Company’s India operations. During the three months ended March 31, 2017 and 2016, we derived the majority of our revenues from sales to customers within our Americas segment. The following table summarizes revenue and operating profit by segment:

	Three Months Ended March 31,
	2017	2016	% Change vs. Prior Year
Revenue:	(in thousands)
Software license
Americas	$12,121	$19,032	-36%
EMEA	9,373	736	1174%
APAC	1,279	839	52%
Total software license	22,773	20,607	11%

Services
Americas	89,712	97,378	-8%
EMEA	13,547	14,469	-6%
APAC	5,574	4,416	26%
Total services	108,833	116,263	-6%

Hardware and Other
Americas	11,282	12,397	-9%
EMEA	440	481	-9%
APAC	161	112	44%
Total hardware and other	11,883	12,990	-9%

Total Revenue
Americas	113,115	128,807	-12%
EMEA	23,360	15,686	49%
APAC	7,014	5,367	31%
Total revenue	$143,489	$149,860	-4%

Operating income:
Americas	$28,713	$37,454	-23%
EMEA	10,754	4,439	142%
APAC	2,253	1,206	87%
Total operating income	$41,720	$43,099	-3%

Summary of the First Quarter 2017 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.40 in the first quarter of 2017, compared to $0.38 in the first quarter of 2016.
•

Consolidated revenue was $143.5 million in the first quarter of 2017, compared to $149.9 million in the first quarter of 2016. License revenue was $22.8 million in the first quarter of 2017, compared to $20.6 million in the first quarter of 2016.

•	Operating income was $41.7 million in the first quarter of 2017, compared to $43.1 million in the first quarter of 2016.
•

Cash flow from operations was $61.3 million in the first quarter of 2017, compared to $40.4 million in the first quarter of 2016. Days sales outstanding was 53 days at March 31, 2017, compared to 63 days at December 31, 2016.

•	Cash and investments on-hand was $101.3 million at March 31, 2017, compared to $95.6 million at December 31, 2016.

•

During the three months ended March 31, 2017, we repurchased 1,003,868 shares of Manhattan Associates common stock, reducing shares of common stock outstanding by 1%, under the share repurchase program authorized by our Board of Directors, for a total investment of $50.0 million. In April 2017, our Board of Directors approved raising our share repurchase authority to an aggregate of $50.0 million of our outstanding common stock.

The consolidated results of our operations for the first quarters of 2017 and 2016 are discussed below.

Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2017	2016	Prior Year	2017	2016
	(in thousands)

Software license	$22,773	$20,607	11%	16%	14%
Services	108,833	116,263	-6%	76%	77%
Hardware and other	11,883	12,990	-9%	8%	9%
Total revenue	$143,489	$149,860	-4%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue.  License revenue increased $2.2 million, or 11%, in the first quarter of 2017 compared to the same quarter in the prior year. Our license revenue performance depends on the number and relative value of large deals we close in the period. We recognized license revenue of $1.0 million or greater on four new separate contracts in the first quarter of 2017. The license sales percentage mix across our product suite in the first quarter ended March 31, 2017 was approximately 65% warehouse management solutions and 35% non-warehouse management solutions.

Services revenue.  Services revenue decreased $7.4 million, or 6%, in the first quarter of 2017 compared to the same quarter in the prior year due to a $9.0 million decrease in professional services revenue, partially offset by a $1.6 million increase in customer support and software enhancements. The decline in services revenue was primarily due to delays in implementation services, primarily in the retail industry, despite continued growth in license revenue. Services revenue for the Americas and EMEA segments decreased $7.7 million and $0.9 million, respectively, and services revenue for the APAC segment increased $1.2 million in the first quarter of 2017 compared to the same quarter of 2016.

Hardware and other.  Hardware sales decreased by $1.2 million to $7.6 million in the first quarter of 2017 compared to $8.8 million for the first quarter of 2016. The majority of hardware sales are derived from our Americas segment.  Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.  Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $4.3 million and $4.2 million for the quarters ended March 31, 2017 and 2016, respectively.

Cost of Revenue

	Three Months Ended March 31,
	2017	2016	% Change vs. Prior Year
Cost of license	$2,240	$3,152	-29%
Cost of services	49,743	51,904	-4%
Cost of hardware and other	9,638	9,757	-1%
Total cost of revenue	$61,621	$64,813	-5%

Cost of license.  Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased by $0.9 million in the first quarter of 2017 compared to the same quarter of 2016 primarily due to decreased sales of third-party software.

Cost of services.  Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services.  The $2.2 million, or 4%, decrease in cost of services in the quarter ended March 31, 2017 compared to the same quarter in the prior year was principally due to a $1.3 million decrease in performance-based compensation expense and a $0.7 million decrease in compensation and other personnel-related expenses driven mainly by decreased payroll tax expense.

Cost of hardware and other.  Cost of hardware and other decreased by $0.2 million to $9.6 million in the first quarter of 2017 compared to $9.8 million in the same quarter of 2016. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $4.3 million and $4.1 million for the quarters ended March 31, 2017 and 2016, respectively.

Operating Expenses

	Three Months Ended March 31,
	2017	2016	% Change vs. Prior Year
	(in thousands)

Research and development	$14,225	$14,706	-3%
Sales and marketing	11,789	12,588	-6%
General and administrative	11,872	12,448	-5%
Depreciation and amortization	2,262	2,206	3%
Operating expenses	$40,148	$41,948	-4%

Research and development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended March 31, 2017 decreased by $0.5 million, or 3%, as compared to the same quarter of 2016.

Our principal R&D activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omni-Channel operations, including point-of-sale and tablet retailing.

For each of the quarters ended March 31, 2017 and 2016, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Sales and marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses for the quarter ended March 31, 2017 decreased by $0.8 million compared to the same quarter in the prior year, primarily due to a $0.6 million decrease in compensation and other personnel-related expenses.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses decreased by $0.6 million, or 5%, in the current year quarter compared to the same quarter in the prior year primarily attributable to a decrease in compensation and other personal-related expenses.

Depreciation and amortization.  Depreciation expense for the first quarter of 2017 was $2.2 million compared to $2.1 million for the first quarter of 2016. Amortization expense associated with acquisitions for the three months ended March 31, 2017 and 2016 was immaterial.

Operating Income

Operating income for the first quarter of 2017 was $41.7 million compared to $43.1 million for the first quarter of 2016. Operating margins were 29.1% for the first quarter of 2017 versus 28.8% for the same quarter in the prior year. Operating income decreased primarily due to a decline in revenue.

Other Income and Income Taxes

	Three Months Ended March 31,
	2017	2016	% Change vs.

Other (loss) income, net	$(371)	$520	-171%
Income tax provision	13,125	16,139	-19%

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $0.9 million in the first quarter of 2017 compared to the first quarter of 2016 primarily due to an increase in foreign currency losses related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the India Rupee.

Income tax provision.  Our effective income tax rates were 31.7% and 37.0% for the quarters ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate for the quarter ended March 31, 2017 is primarily due to the implementation of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting for the quarter ended March 31, 2017. The income tax provision for the quarter ended March 31, 2017 includes excess tax benefits of $2.0 million on restricted stock vestings which would have been recorded as additional paid-in-capital under the previous guidance.

Liquidity and Capital Resources

In the first three month of 2017, we funded our business through cash flow generated from operations. Our cash and cash equivalents as of March 31, 2017 included $41.3 million held in the U.S. and $60.0 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate.  However, our current intent is to indefinitely reinvest these funds outside of the U.S., and we do not have a current cash requirement need requiring U.S. repatriation.

Our operating activities generated cash flow of approximately $61.3 million and $40.4 million for the three months ended March 31, 2017 and 2016, respectively, reflecting strong global cash collections. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow.

Our investing activities used cash flow of approximately $12.4 million and $0.5 million during the three months ended March 31, 2017 and 2016, respectively. The primary uses of cash for investing activities for the three months ended March 31, 2017 was $11.6 million in net purchases of short-term investments and a $0.8 million in capital expenditures to support company growth. The primary use of cash for investing activities for the three months ended March 31, 2016 was $1.9 million in capital expenditures offset by a $1.4 million in net maturities of short-term investments.

Our financing activities used cash of approximately $56.6 million and $52.8 million for the three months ended March 31, 2017 and 2016, respectively. The principal use of cash for financing activities for the three months ended March 31, 2017 was to purchase approximately $56.6 million of our common stock, including $6.6 million in shares withheld for taxes due upon vesting of restricted stock units. The principal use of cash for financing activities for the three months ended March 31, 2016 was to purchase approximately $57.8 million of our common stock, including $9.3 million in shares withheld for taxes due upon vesting of restricted stock and restricted stock units, partially offset by a $5.0 million excess tax benefit from equity-based compensation. We did not have the offset related to the excess tax benefit from equity-based compensation in the three months ended March 31, 2017 as we adopted ASU 2016-09 in the period. Under the new guidance, excess tax benefits recognized on share-based compensation expense are classified as an operating activity on the statements of cash flows rather than as a financing activity, and we have applied this provision on a prospective basis.

Periodically, opportunities may arise to grow our business through the acquisition of complementary and synergistic companies, products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that existing balances of cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In the remainder of 2017, we expect that our priorities for the use of cash will be in continued investment in product development and growth of the business. We expect to continue to weigh our share repurchase options against using cash for investing in the business and acquisition opportunities that are complementary to our product footprint and technology direction. We do not anticipate any borrowing requirements in the remainder of 2017 for general corporate purposes.

Critical Accounting Policies and Estimates

In the first three months of 2017, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2016 other than the adoption of ASU 2016-09 related to equity-based compensation.

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
•

other risks described under the heading “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, as these may be updated from time to time in subsequent quarterly reports.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the Quantitative and Qualitative Disclosures about Market Risk previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program for the quarter ended March 31, 2017. All repurchases related to the repurchase program were made on the open market.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that May Yet
	Number of	Price Paid	as Part of Publicly	Be Purchased Under
	Shares	per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
January 1 - January 31, 2017	-	$-	-	$50,000,000
February 1 - February 28, 2017	571,355	49.47	571,355	21,736,929
March 1 - March 31, 2017	432,513	50.21	432,513	22,545
Total	1,003,868		1,003,868

In April 2017, our Board of Directors approved raising our repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

MANHATTAN ASSOCIATES, INC.

Date:	April 24, 2017	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 24, 2017	/s/ Dennis B. Story
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