Form 10-Q
period 2017-06-30
MANHATTAN ASSOCIATES INC
filed 2017-07-24
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the Registrant’s class of capital stock outstanding as of July 19, 2017, the latest practicable date, is as follows: 68,926,681 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended June 30, 2017

TABLE OF CONTENTS

PART I

	Financial Information

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016		3

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016 (unaudited)		4

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (unaudited)		5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited)		6

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2017 (unaudited) and for the twelve months ended December 31, 2016		7

Notes to Condensed Consolidated Financial Statements (unaudited)		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4.	Controls and Procedures.	27

	PART II

	OTHER INFORMATION

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	Mine Safety Disclosures.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	30

Signatures.		31

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$76,704	$95,615
Short-term investments	9,898	-
Accounts receivable, net of allowance of $3,394 and $3,595, respectively	96,295	100,285
Prepaid expenses and other current assets	13,935	11,118
Total current assets	196,832	207,018

Property and equipment, net	16,177	17,424
Goodwill, net	62,240	62,228
Deferred income taxes	1,464	2,867
Other assets	8,022	7,603
Total assets	$284,735	$297,140

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,201	$12,052
Accrued compensation and benefits	20,102	20,700
Accrued and other liabilities	11,561	12,510
Deferred revenue	73,001	63,457
Income taxes payable	-	8,924
Total current liabilities	117,865	117,643

Other non-current liabilities	9,184	10,131

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2017 and 2016	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 68,926,397 and 70,233,955 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	689	702
Retained earnings	170,119	184,558
Accumulated other comprehensive loss	(13,122)	(15,894)
Total shareholders' equity	157,686	169,366
Total liabilities and shareholders' equity	$284,735	$297,140

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Software license	$22,442	$20,631	$45,215	$41,238
Services	116,828	119,833	225,661	236,096
Hardware and other	14,871	14,428	26,754	27,418
Total revenue	154,141	154,892	297,630	304,752
Costs and expenses:
Cost of license	2,355	2,283	4,595	5,435
Cost of services	47,751	48,393	97,494	100,297
Cost of hardware and other	12,207	11,841	21,845	21,598
Research and development	14,102	13,458	28,327	28,164
Sales and marketing	11,732	12,015	23,521	24,603
General and administrative	11,387	12,368	23,259	24,816
Depreciation and amortization	2,326	2,266	4,588	4,472
Restructuring charge	3,022	-	3,022	-
Total costs and expenses	104,882	102,624	206,651	209,385
Operating income	49,259	52,268	90,979	95,367
Other (loss) income, net	(68)	654	(439)	1,174
Income before income taxes	49,191	52,922	90,540	96,541
Income tax provision	18,047	19,581	31,172	35,720
Net income	$31,144	$33,341	$59,368	$60,821

Basic earnings per share	$0.45	$0.46	$0.85	$0.84
Diluted earnings per share	$0.45	$0.46	$0.85	$0.84

Weighted average number of shares:
Basic	69,227	71,880	69,610	72,264
Diluted	69,421	72,228	69,844	72,633

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$31,144	$33,341	$59,368	$60,821
Foreign currency translation adjustment	878	(1,845)	2,772	(1,790)
Comprehensive income	$32,022	$31,496	$62,140	$59,031

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2017	2016
	(unaudited)	(unaudited)
Operating activities:
Net income	$59,368	$60,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,588	4,472
Equity-based compensation	7,268	8,183
Loss on disposal of equipment	9	14
Tax benefit of stock awards exercised/vested	-	5,069
Excess tax benefits from equity-based compensation	-	(5,074)
Deferred income taxes	1,966	950
Unrealized foreign currency loss (gain)	42	(403)
Changes in operating assets and liabilities:
Accounts receivable, net	5,243	4,113
Other assets	(2,985)	(1,124)
Accounts payable, accrued and other liabilities	(2,117)	(10,624)
Income taxes	(9,336)	(2,313)
Deferred revenue	8,549	(4,577)
Net cash provided by operating activities	72,595	59,507

Investing activities:
Purchase of property and equipment	(2,703)	(4,107)
Net (purchases) maturities of investments	(9,457)	8,113
Net cash (used in) provided by investing activities	(12,160)	4,006

Financing activities:
Purchase of common stock	(81,620)	(92,812)
Proceeds from issuance of common stock from options exercised	-	18
Excess tax benefits from equity-based compensation	-	5,074
Net cash used in financing activities	(81,620)	(87,720)

Foreign currency impact on cash	2,274	(1,074)

Net change in cash and cash equivalents	(18,911)	(25,281)
Cash and cash equivalents at beginning of period	95,615	118,416
Cash and cash equivalents at end of period	$76,704	$93,135

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2015 (audited)	72,766,383	$728	$-	$207,070	$(12,306)	$195,492
Repurchase of common stock	(2,988,627)	(30)	(21,157)	(146,746)	-	(167,933)
Stock option exercises	3,610	-	18	-	-	18
Restricted stock units issuance	452,589	4	(4)	-	-	-
Equity-based compensation	-	-	15,934	-	-	15,934
Tax effects of equity-based compensation	-	-	5,209	-	-	5,209
Foreign currency translation adjustment	-	-	-	-	(3,588)	(3,588)
Net income	-	-	-	124,234	-	124,234
Balance, December 31, 2016 (audited)	70,233,955	702	-	184,558	(15,894)	169,366
Repurchase of common stock	(1,670,797)	(17)	(9,089)	(72,514)	-	(81,620)
Restricted stock units issuance	363,239	4	(4)	-	-	-
Equity-based compensation	-	-	7,268	-	-	7,268
Adjustment due to adoption of ASC 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting	-	-	1,825	(1,293)	-	532
Foreign currency translation adjustment	-	-	-	-	2,772	2,772
Net income	-	-	-	59,368	-	59,368
Balance, June 30, 2017 (unaudited)	68,926,397	$689	$-	$170,119	$(13,122)	$157,686

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements Adopted in Fiscal Year 2017

Stock Compensation

During the three months ended March 31, 2017, we adopted Accounting Standards Update (ASU) 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, to improve the accounting for employee share-based payments. Under the new guidance, all excess tax benefits and certain tax deficiencies are recorded as income tax expense or benefit in the income statement rather than recorded in additional paid-in capital. The additional paid-in capital pools are eliminated. This new guidance must be applied on a prospective basis. As a result, the excess tax benefits of $1.9 million for the six months ended June 30, 2017 are recorded in our provision for income taxes rather than additional paid-in capital. As required by the ASU, excess tax benefits recognized on share-based compensation expense are classified as an operating activity on the statement of cash flows rather than as a financing activity, and we have applied this provision on a prospective basis.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting to clarify when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities should apply the modification accounting guidance if the fair value, vesting conditions or classification of the award changes. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 on a prospective basis to an award modified on or after the adoption date. Early adoption is permitted. We early adopted this guidance during the three months ended June 2017, and the adoption did not impact our financial statements.

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

Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230) that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. Prior to the issuance, there were certain issues where diversity in practice in how certain cash receipts and cash payments were presented and classified in the statement of cash flows. This guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. For public companies, the guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We early adopted this guidance during the three months ended June 30, 2017, and the adoption did not impact our financial statements.

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

We will adopt the standard in the first quarter of 2018 and expect to use the modified retrospective method.  Currently, we are in the process of reviewing our historical contracts to quantify the impact that the adoption of the standard will have on specific performance obligations.  We expect to recognize our hardware revenue net of related cost under the new standard which will reduce both hardware revenue and cost of sales as compared to our current accounting. We are also continuing to evaluate the impact of the standard on our recognition of costs related to obtaining customer contracts.  Currently, sales commissions are expensed in sales and marketing expense when earned.  We believe these commissions represent direct incremental costs of obtaining our contracts with customers.  Under the standard, these costs must be expensed on a systematic basis that is consistent with the transfer of the related goods and services to the customer.   Based on expected renewals of customer support and software enhancements and sales of optional implementation services, we believe a portion of our commissions expense should be deferred and amortized over time as the corresponding services are transferred to the customer under the new standard.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification (ASC), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $4.5 million and $4.9 million for the three months ended June 30, 2017 and 2016, respectively, and $8.8 million and $9.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

At June 30, 2017, the Company’s cash, cash equivalents, and short-term investments balances were $63.3 million, $13.4 million, and $9.9 million, respectively. The Company currently has no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. For money market funds, the Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework. At June 30, 2017 and December 31, 2016, the Company had $10.5 million and $30.3 million, respectively, in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has no investments classified as Level 2 or Level 3.

4.	Equity-Based Compensation

The Company granted 23,307 and 20,659 restricted stock units (“RSUs”) during the three months ended June 30, 2017 and 2016, respectively, and 360,991 and 349,231 RSUs during the six months ended June 30, 2017 and 2016, respectively. The Company recorded equity-based compensation expense related to RSUs of $2.8 million and $3.5 million during the three months ended June 30, 2017 and 2016, respectively, and $7.3 million and $8.2 million during the six months ended June 30, 2017 and 2016, respectively.

A summary of changes in unvested shares/units for the six months ended June 30, 2017 is as follows:

Number of shares/units
Outstanding at December 31, 2016	1,029,230
Granted	360,991
Vested	(387,884)
Forfeited	(39,795)
Outstanding at June 30, 2017	962,542

5.	Income Taxes

The Company’s effective tax rate was 36.7% and 37.0% for the three months ended June 30, 2017 and 2016, respectively, and 34.4% and 37.0% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate for the six months ended June 30, 2017 was primarily due to the implementation of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting on January 1, 2017. The income tax provision for the six months ended June 30, 2017 includes excess tax benefits of $1.9 million on vesting of restricted stock, which would have been recorded in additional paid-in-capital under the previous guidance.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of FASB ASC 740. For the three and six months ended June 30, 2017, there were no material changes to the Company’s uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$31,144	$33,341	$59,368	$60,821
Earnings per share:
Basic	$0.45	$0.46	$0.85	$0.84
Effect of CESs	-	-	-	-
Diluted	$0.45	$0.46	$0.85	$0.84

Weighted average number of shares:
Basic	69,227	71,880	69,610	72,264
Effect of CESs	194	348	234	369
Diluted	69,421	72,228	69,844	72,633

The number of anti-dilutive CESs during 2017 and 2016 was immaterial.

7.	Contingencies

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

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reportable segments. The royalties, which totaled approximately $1.8 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $4.5 million and $1.2 million for both the six months ended June 30, 2017 and 2016, respectively, are included in cost of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas segment’s costs are all research and development costs, including the costs associated with the Company’s India operations.

The following table presents the revenues, expenses and operating income by reportable segment for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017				2016
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$15,248	$5,701	$1,493	$22,442	$17,261	$2,236	$1,134	$20,631
Services	94,347	15,765	6,716	116,828	99,993	15,400	4,440	119,833
Hardware and other	14,063	562	246	14,871	13,764	549	115	14,428
Total revenue	123,658	22,028	8,455	154,141	131,018	18,185	5,689	154,892

Costs and Expenses:
Cost of revenue	49,747	8,831	3,735	62,313	50,945	8,387	3,185	62,517
Operating expenses	33,143	2,956	1,122	37,221	33,885	2,808	1,148	37,841
Depreciation and amortization	2,143	132	51	2,326	2,062	136	68	2,266
Restructuring charge	2,908	114	-	3,022	-	-	-	-
Total costs and expenses	87,941	12,033	4,908	104,882	86,892	11,331	4,401	102,624
Operating income	$35,717	$9,995	$3,547	$49,259	$44,126	$6,854	$1,288	$52,268

	Six Months Ended June 30,
	2017				2016
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$27,369	$15,074	$2,772	$45,215	$36,293	$2,972	$1,973	$41,238
Services	184,059	29,312	12,290	225,661	197,371	29,869	8,856	236,096
Hardware and other	25,345	1,002	407	26,754	26,161	1,030	227	27,418
Total revenue	236,773	45,388	15,469	297,630	259,825	33,871	11,056	304,752

Costs and Expenses:
Cost of revenue	98,335	18,222	7,377	123,934	105,184	16,072	6,074	127,330
Operating expenses	66,879	6,042	2,186	75,107	68,997	6,232	2,354	77,583
Depreciation and amortization	4,221	261	106	4,588	4,064	274	134	4,472
Restructuring charge	2,908	114	-	3,022	-	-	-	-
Total costs and expenses	172,343	24,639	9,669	206,651	178,245	22,578	8,562	209,385
Operating income	$64,430	$20,749	$5,800	$90,979	$81,580	$11,293	$2,494	$95,367

License revenues related to the Company’s warehouse and non-warehouse product groups for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Warehouse	$15,143	$12,003	$29,955	$25,454
Non-Warehouse	7,299	8,628	15,260	15,784
Total software license revenue	$22,442	$20,631	$45,215	$41,238

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Professional services	$80,869	$86,992	$156,326	$171,498
Customer support and software enhancements	35,959	32,841	69,335	64,598
Total services revenue	$116,828	$119,833	$225,661	$236,096

9.	Restructuring Charge

In May 2017, the Company eliminated about 100 positions due to retail sector headwinds, aligning services capacity with demand. The Company recorded a restructuring charge of approximately $3.0 million pretax ($1.9 million after-tax or $0.03 per fully diluted share) in the second quarter of 2017. The charge primarily consists of employee severance, employee transition cost and outplacement services. The charge is classified in “Restructuring charge” in the Company’s Consolidated Statements of Income.

The following table summarizes the segment activity in the restructuring accrual for the six months ended June 30, 2017:

	Americas	EMEA	APAC	Consolidated
	(in thousands)

Restructuring charge	$2,908	$114	$-	$3,022
Cash payments	(1,199)	(85)	-	(1,284)
Restructuring accrual balance at June 30, 2017	$1,709	$29	$-	$1,738

The balance at June 30, 2017 is included in “Accrued compensation and benefits” in the Company’s Condensed Consolidated Balance Sheets. The remaining balance is expected to be paid during the second half of 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three and six months ended June 30, 2017, we generated $154.1 million and $297.6 million in total revenue, respectively, with a revenue mix of: license revenue 14%; services revenue 76%; and hardware and other revenue 10% for the three months ended June 30, 2017, and license revenue 15%; services revenue 76%; and hardware and other revenue 9% for the six months ended June 30, 2017.

The Company has three geographic reportable segments: North America and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC).  Geographic revenue is based on the location of the sale. Our international revenue was approximately $42.1 million and $83.5 million for the three and six months ended June 30, 2017, respectively, which represents approximately 27% and 28% of our total revenue for the three and six months ended June 30, 2017, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2017, we employed approximately 2,900 employees worldwide, of which 1,370 employees are based in the Americas, 210 in EMEA, and 1,320 in APAC (including India). We have offices in Australia, Chile, China, France, India, Japan, the Netherlands, Singapore, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and six months ended June 30, 2017, approximately 73% and 72%, respectively of our total revenue was generated in the United States, 14% and 15%, respectively, in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in the United States and Western Europe; consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

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

During 2016 and continuing into 2017, the overall trend has been steady for our large license deals, with recognized license revenue of $1.0 million or greater on eighteen new contracts during 2016 as well as eight new contracts in the six months ended June 30, 2017.  While we are encouraged by our results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. We believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it challenging to forecast sales cycles for our products and the timing of large enterprise software license deals.

Revenue

License revenue.  License revenue, a leading indicator of our business, is primarily derived from software license fees customers pay for supply chain solutions. License revenue totaled $22.4 million, or 14% of total revenue, with gross margins of 89.5% for the three months ended June 30, 2017, and $45.2 million, or 15% of total revenue, with gross margin of 89.8% for the six months ended June 30, 2017. For both the three and six months ended June 30, 2017, the percentage mix of new to existing customers was approximately 50/50.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.1 million of license revenue in the second quarter of 2017 equates to approximately one cent of diluted earnings per share impact.

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

Services revenue.  Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (CSSE). Services revenue totaled $116.8 million, or 76% of total revenue, with gross margins of 59.1% for the three months ended June 30, 2017, and $225.7 million, or 76% of total revenue, with gross margins of 56.8% for the six months ended June 30, 2017. Professional services accounted for approximately 69% of total services revenue in both the three and six months ended June 30, 2017. While we believe our services margins are very strong, our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue as services margins are inherently lower than license revenue margins.

At June 30, 2017, our professional services organization totaled approximately 1,880 employees, accounting for 65% of our total employees worldwide.  Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions.  To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades.  We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which includes additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.  Our CSSE revenues totaled $36.0 million and $69.3 million for the three and six months ended June 30, 2017, respectively, representing approximately 31% of services revenue and approximately 23% of total revenue for both periods. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers; and (4) fluctuations in currency rates.  Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.  CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $14.9 million, representing 10% of total revenue with gross margins of 17.9% for the three months ended June 30, 2017, and $26.8 million, representing 9% of total revenue with gross margin of 18.3% for the six months ended June 30, 2017. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discounted prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $4.5 million and $8.8 million for the three and six months ended June 30, 2017, respectively.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our research and development expenses were $14.1 million and $28.3 million for the three and six months ended June 30, 2017, respectively. At June 30, 2017, our R&D organization totaled approximately 690 employees, located in the U.S. and India.

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

Cash Flow and Financial Condition

For the three and six months ended June 30, 2017, we generated cash flow from operating activities of $11.3 million and $72.6 million, respectively. Our cash and cash equivalents at June 30, 2017 totaled $86.6 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 1,539,208 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the six months ended June 30, 2017. In July 2017, our Board of Directors approved raising the Company's remaining share repurchase authority to $50.0 million of Manhattan Associates’ outstanding common stock.

For the remainder of 2017, we anticipate that our priorities for the use of cash will be in continued investment in product development and growth of the business. We expect to continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We also expect to continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the remainder of 2017 for general corporate purposes.

Results of Operations

The following table summarizes our consolidated results for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)

Revenue	$154,141	$154,892	$297,630	$304,752
Costs and expenses	104,882	102,624	206,651	209,385
Operating income	49,259	52,268	90,979	95,367
Other (loss) income, net	(68)	654	(439)	1,174
Income before income taxes	49,191	52,922	90,540	96,541
Net income	$31,144	$33,341	$59,368	$60,821
Diluted earnings per share	$0.45	$0.46	$0.85	$0.84
Diluted weighted average number of shares	69,421	72,228	69,844	72,633

The Company has three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas segment costs are all research and development costs, including the costs associated with the Company’s India operations. During the three and six months ended June 30, 2017 and 2016, we derived the majority of our revenues from sales to customers within our Americas segment. The following table summarizes revenue and operating profit by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change vs. Prior Year	2017	2016	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Software license
Americas	$15,248	$17,261	-12%	$27,369	$36,293	-25%
EMEA	5,701	2,236	155%	15,074	2,972	407%
APAC	1,493	1,134	32%	2,772	1,973	40%
Total software license	22,442	20,631	9%	45,215	41,238	10%

Services
Americas	94,347	99,993	-6%	184,059	197,371	-7%
EMEA	15,765	15,400	2%	29,312	29,869	-2%
APAC	6,716	4,440	51%	12,290	8,856	39%
Total services	116,828	119,833	-3%	225,661	236,096	-4%

Hardware and Other
Americas	14,063	13,764	2%	25,345	26,161	-3%
EMEA	562	549	2%	1,002	1,030	-3%
APAC	246	115	114%	407	227	79%
Total hardware and other	14,871	14,428	3%	26,754	27,418	-2%

Total Revenue
Americas	123,658	131,018	-6%	236,773	259,825	-9%
EMEA	22,028	18,185	21%	45,388	33,871	34%
APAC	8,455	5,689	49%	15,469	11,056	40%
Total revenue	$154,141	$154,892	0%	$297,630	$304,752	-2%

Operating income:
Americas	$35,717	$44,126	-19%	$64,430	$81,580	-21%
EMEA	9,995	6,854	46%	20,749	11,293	84%
APAC	3,547	1,288	175%	5,800	2,494	133%
Total operating income	$49,259	$52,268	-6%	$90,979	$95,367	-5%

Summary of the Second Quarter 2017 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.45 in the second quarter of 2017, compared to $0.46 in the second quarter of 2016.
•

Consolidated total revenue was $154.1 million in the second quarter of 2017, compared to $154.9 million in the second quarter of 2016. License revenue was $22.4 million in the second quarter of 2017, compared to $20.6 million in the second quarter of 2016.

•	Operating income was $49.3 million in the second quarter of 2017, compared to $52.3 million in the second quarter of 2016.
•

Cash flow from operations was $11.3 million in the second quarter of 2017, compared to $19.1 million in the second quarter of 2016. Days sales outstanding was 57 days at June 30, 2017, compared to 53 days at March 31, 2017.

•	Cash and investments on-hand was $86.6 million at June 30, 2017, compared to $101.3 million at March 31, 2017.

•

During the three months ended June 30, 2017, we repurchased 535,340 shares of Manhattan Associates common stock, reducing shares of common stock outstanding by 1%, under the share repurchase program authorized by our Board of Directors, for a total investment of $25.0 million. In July 2017, our Board of Directors approved raising our share repurchase authority to an aggregate of $50.0 million of our outstanding common stock.

The consolidated results of our operations for the second quarters of 2017 and 2016 are discussed below.

Revenue

	Three Months Ended June 30,
			% Change vs.	% of Total Revenue
	2017	2016	Prior Year	2017	2016
	(in thousands)

Software license	$22,442	$20,631	9%	14%	14%
Services	116,828	119,833	-3%	76%	77%
Hardware and other	14,871	14,428	3%	10%	9%
Total revenue	$154,141	$154,892	0%	100%	100%

Our revenue consists of fees generated from the licensing and hosting of software; fees from professional services, customer support services and software enhancements; hardware sales of complementary equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue.  License revenue increased $1.8 million, or 9%, in the second quarter of 2017 compared to the same quarter in the prior year. Our license revenue performance depends on the number and relative value of large deals we close in the period. We recognized license revenue of $1.0 million or greater on four new separate contracts in the second quarter of 2017. The license sales percentage mix across our product suite in the second quarter ended June 30, 2017 was approximately 65% warehouse management solutions and 35% non-warehouse management solutions.

Services revenue.  Services revenue decreased $3.0 million, or 3%, in the second quarter of 2017 compared to the same quarter in the prior year due to a $6.1 million decrease in professional services revenue, partially offset by a $3.1 million increase in customer support and software enhancements. The decline in services revenue was primarily due to delays in implementation services, primarily in the retail market. Services revenue for the Americas segment decreased $5.7 million, and services revenue for the EMEA and APAC segments increased $0.4 million and $2.3 million, respectively, in the second quarter of 2017 compared to the same quarter of 2016.

Hardware and other.  Hardware sales increased by $0.9 million to $10.4 million in the second quarter of 2017 compared to $9.5 million for the second quarter of 2016. The majority of hardware sales are derived from our Americas segment.  Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.  Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $4.5 million and $4.9 million for the quarters ended June 30, 2017 and 2016, respectively.

Cost of Revenue

	Three Months Ended June 30,
	2017	2016	% Change vs. Prior Year
Cost of license	$2,355	$2,283	3%
Cost of services	47,751	48,393	-1%
Cost of hardware and other	12,207	11,841	3%
Total cost of revenue	$62,313	$62,517	0%

Cost of license.  Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $0.1 million in the second quarter of 2017 compared to the same quarter of 2016.

Cost of services.  Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services.  The $0.6 million, or 1%, decrease in cost of services in the quarter ended June 30, 2017 compared to the same quarter in the prior year was principally due a 0.9 million decrease in performance-based compensation offset by a $0.4 million increase in compensation and other-personnel related expenses due to the timing of the collection of a tax credit.

Cost of hardware and other.  Cost of hardware and other increased by $0.4 million to $12.2 million in the second quarter of 2017 compared to $11.8 million in the same quarter of 2016. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $4.4 million and $4.7 million for the quarters ended June 30, 2017 and 2016, respectively.

Operating Expenses

	Three Months Ended June 30,
	2017	2016	% Change vs. Prior Year
	(in thousands)

Research and development	$14,102	$13,458	5%
Sales and marketing	11,732	12,015	-2%
General and administrative	11,387	12,368	-8%
Depreciation and amortization	2,326	2,266	3%
Restructuring charge	3,022	-	100%
Operating expenses	$42,569	$40,107	6%

Research and development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended June 30, 2017 increased by $0.6 million, or 5%, as compared to the same quarter of 2016 principally due to a $0.6 million increase in compensation and other-personnel related expenses resulting from increased headcount to support R&D activities.

Our principal R&D activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omni-Channel operations, including point-of-sale and tablet retailing.

For each of the quarters ended June 30, 2017 and 2016, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Sales and marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses for the quarter ended June 30, 2017 decreased by $0.3 million compared to the same quarter in the prior year, primarily due to decreased performance-based compensation expense.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses decreased by $1.0 million, or 8%, in the current year quarter compared to the same quarter in the prior year primarily attributable to a $0.8 million reserve for transaction tax exposure recorded in the prior year quarter.

Depreciation and amortization.  Depreciation expense for both the second quarter of 2017 and 2016 was $2.2 million. Amortization expense associated with acquisitions for the three months ended June 30, 2017 and 2016 was immaterial.

Restructuring Charge.  In May 2017, the Company eliminated about 100 positions due to retail sector headwinds, aligning services capacity with demand. The Company recorded a restructuring charge of approximately $3.0 million pretax ($1.9 million after-tax or $0.03 per fully diluted share) in the second quarter of 2017. The charge primarily consists of employee severance, employee transition cost and outplacement services. The charge is classified in “Restructuring charge” in the Company’s Consolidated Statements of Income.

Operating Income

Operating income for the second quarter of 2017 was $49.3 million compared to $52.3 million for the second quarter of 2016. Operating margins were 32.0% for the second quarter of 2017 versus 33.7% for the same quarter in the prior year. Operating income decreased primarily due to the restructuring charge and decline in revenue.

Other Income and Income Taxes

	Three Months Ended June 30,
	2017	2016	% Change vs.

Other (loss) income, net	$(68)	$654	-110%
Income tax provision	18,047	19,581	-8%

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $0.7 million in the second quarter of 2017 compared to the second quarter of 2016 primarily due to an increase in foreign currency losses related to the fluctuation of the U.S. dollar relative to foreign currencies, principally the India Rupee.

Income tax provision.  Our effective income tax rates were 36.7% and 37.0% for the quarters ended June 30, 2017 and 2016, respectively.

Summary of the First Six Month of 2017 Condensed Consolidated Financial Results

•	Diluted earnings per share for the six months ended June 30, 2017 was $0.85, compared to $0.84 for the six months ended June 30, 2016.
•

Consolidated revenue for the six months ended June 30, 2017 was $297.6 million, compared to $304.8 million for the six months ended June 30, 2016. License revenue was $45.2 million for the six months ended June 30, 2017, compared to $41.2 million for the six months ended June 30, 2016.

•	Operating income was $91.0 million for the six months ended June 30, 2017, compared to $95.4 million for the six months ended June 30, 2016.
•	Cash flow from operations was $72.6 million in the six months ended June 30, 2017, compared to $59.5 million in the six months ended June 30, 2016.
•	Cash and investments on-hand was $86.6 million at June 30, 2017, compared to $95.6 million at December 31, 2016.
•

During the six months ended June 30, 2017, we repurchased 1,539,208 shares of Manhattan Associates common stock, reducing shares of common stock outstanding by 2%, under the share repurchase program authorized by our Board of Directors, for a total investment of $75.0 million.

The results of our consolidated operations for the six months ended June 30, 2017 and 2016 are discussed below.

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2017	2016	Prior Year	2017	2016
	(in thousands)

Software license	$45,215	$41,238	10%	15%	14%
Services	225,661	236,096	-4%	76%	77%
Hardware and other	26,754	27,418	-2%	9%	9%
Total revenue	$297,630	$304,752	-2%	100%	100%

Our revenue consists of fees generated from licensing and hosting of software; professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue.  License revenue increased $4.0 million, or 10%, in the six months ended June 30, 2017 over the same period in the prior year. Our license revenue performance depends heavily on the number and relative value of large deals we close in the period. We recognized eight and six new separate contracts greater than $1.0 million in the six months ended June 30, 2017 and 2016, respectively.

The license sales percentage mix across our product suite in the six months ended June 30, 2017 was approximately 65% warehouse management solutions and 35% non-warehouse management solutions.

Services revenue.  Services revenue decreased $10.4 million, or 4%, in the six months ended June 30, 2017 compared to the same period in the prior year due to a $15.2 million decrease in professional services revenue, partially offset by a $4.8 million increase in customer support and software enhancements. In the six months ended June 30, 2017 compared to the same period in the prior year, services revenue for the Americas and EMEA segments decreased $13.3 million and $0.5 million, respectively, and services revenue for the APAC segment increased $3.4 million. The decline in services revenue was primarily due to delays in implementation services, primarily in the retail market.

Hardware and other.  Hardware sales decreased by $0.3 million, or 2%, to $18.0 million in the six months ended June 30, 2017 compared to $18.3 million for the same period in the prior year.  The majority of hardware sales are derived from our Americas segment.  Hardware sales are largely dependent upon customer-specific desires, which fluctuate.  Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue. Reimbursements by customers for out-of-pocket expenses were approximately $8.8 million and $9.1 million for the six months ended June 30, 2017 and 2016, respectively.

Cost of Revenue

	Six Months Ended June 30,
	2017	2016	% Change vs. Prior Year
Cost of license	$4,595	$5,435	-15%
Cost of services	97,494	100,297	-3%
Cost of hardware and other	21,845	21,598	1%
Total cost of revenue	$123,934	$127,330	-3%

Cost of license.  Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased by $0.8 million, or 15%, in the six months ended June 30, 2017 compared to the same period in the prior year principally due to decreased sales of third-party software.

Cost of services.  Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services.  The $2.8 million, or 3%, decrease in cost of services in the six months ended June 30, 2017 compared to the same period in the prior year was principally due to a $2.2 million decrease in performance-based compensation expenses. In addition, compensation and other personnel-related expenses and telecommunication expense decreased by $0.6 million, collectively. The decrease in compensation and other personnel-related expenses was mainly due to reduction in headcount.

Cost of hardware and other.  Cost of hardware and other increased by $0.2 million to approximately $21.8 million in the six months ended June 30, 2017 compared to $21.6 million in the same period of 2016. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $8.7 million and $8.9 million for the six months ended June 30, 2017 and 2016, respectively.

Operating Expenses

	Six Months Ended June 30,
	2017	2016	% Change vs.
	(in thousands)

Research and development	$28,327	$28,164	1%
Sales and marketing	23,521	24,603	-4%
General and administrative	23,259	24,816	-6%
Depreciation and amortization	4,588	4,472	3%
Restructuring charge (Q2 2017)	3,022	-	100%
Operating expenses	$82,717	$82,055	1%

Research and development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the six months ended June 30, 2017 increased by $0.2 million, or 1%, compared to the same period in 2016. For each of the six months ended June 30, 2017 and 2016, we did not capitalize any research and development costs.

Sales and marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $1.1 million, or 4%, in the six months ended June 30, 2017 compared to the same period of the prior year. The decrease was mainly attributable to a $0.8 million decrease in compensation and other-personnel-related expenses.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses decreased by $1.6 million, or 6%, during the six months ended June 30, 2017 compared to the same period in the prior year. The decrease was primarily due to a $0.7 million decrease in compensation and other personnel-related expenses and a $0.8 million reserve for transaction tax exposure recorded in 2016.

Depreciation and amortization.  Depreciation expense amounted to $4.4 million and $4.3 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was immaterial.

Operating Income

Operating income for the six months ended June 30, 2017 was $91.0 million compared to $95.4 million for the same period in the prior year. Operating margins were 30.6% for the first six months of 2017 versus 31.3% for the same period in 2016. Operating income and margin decreased primarily due to decline in revenue and the restructuring charge in the six months ended June 30, 2017.

Other Income and Income Taxes

	Six Months Ended June 30,
	2017	2016	% Change vs. Prior Year

Other (loss) income, net	$(439)	$1,174	-137%
Income tax provision	31,172	35,720	-13%

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $1.6 million in the six months ended June 30, 2017 compared to the same period in 2016 primarily related to foreign currency losses resulting from the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee.

Income tax provision.  Our effective income tax rate was 34.4% and 37.0% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate for the six months was primarily due to the implementation of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting in 2017. The income tax provision for the six months ended June 30,

2017 includes excess tax benefits of $1.9 million on vesting of restricted stock, which would have been recorded as additional paid-in-capital under the previous guidance.

Liquidity and Capital Resources

In the first six months of 2017, we funded our business through cash flow generated from operations. Our cash and cash equivalents as of June 30, 2017 included $33.6 million held in the U.S. and $53.0 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate.  However, our current intent is to indefinitely reinvest these funds outside of the U.S., and we do not have a current cash requirement need requiring U.S. repatriation.

Our operating activities generated cash flow of approximately $72.6 million and $59.5 million for the six months ended June 30, 2017 and 2016, respectively, reflecting strong global cash collections. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow.

Our investing activities used cash of approximately $12.2 million during the six months ended June 30, 2017, and generated cash flow of approximately $4.0 million during the six months ended June 30, 2016. The uses of cash for investing activities for the six months ended June 30, 2017 were $9.5 million in net purchases of short-term investments and $2.7 million in capital expenditures to support company growth. The primary generation of cash for investing activities for the six months ended June 30, 2016 was $8.1 million in net maturities of short-term investments, partially offset by $4.1 million in capital expenditures.

Our financing activities used cash of approximately $81.6 million and $87.7 million for the six months ended June 30, 2017 and 2016, respectively. The use of cash for financing activities for the six months ended June 30, 2017 was to purchase approximately $81.6 million of our common stock, including $6.7 million in shares withheld for taxes due upon vesting of restricted stock units. The principal use of cash for financing activities for the six months ended June 30, 2016 was to purchase approximately $92.8 million of our common stock, including $9.3 million in shares withheld for taxes due upon vesting of restricted stock units, partially offset by a $5.1 million excess tax benefit from equity-based compensation. We did not have the offset related to the excess tax benefit from equity-based compensation in the six months ended June 30, 2017 as we adopted ASU 2016-09 in the period. Under the new guidance, excess tax benefits recognized on share-based compensation expense are classified as an operating activity on the statements of cash flows rather than as a financing activity, and we have applied this provision on a prospective basis.

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

Critical Accounting Policies and Estimates

In the first six months of 2017, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2016 other than the adoption of ASU 2016-09 related to equity-based compensation.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s annual report on Form 10-K for the year ended December 31, 2016. The Company is supplementing those risk factors by updating the risk factor set forth below.

Economic, political and market conditions can adversely affect our business, results of operations, cash flow and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.

Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic, business and industry segment conditions;

•	overall demand for enterprise software and services;
•	governmental policy, budgetary constraints or shifts in government spending priorities;
•	general geo-political developments; and
•	currency exchange rate fluctuations.

Macroeconomic conditions, including the ongoing slow economic recovery in the United States, Europe and parts of Asia and South America, and weakness in the U.S. retail industry, could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Weakening of, and declining corporate confidence in, the global economy or regional economies, curtailment of government or corporate spending in general, or curtailment of capital or operating expenditures in the retail industry, or retail industry segments due to financial or competitive pressures associated with retail industry transformation, could cause current or potential customers to reduce or eliminate their information technology budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

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

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program for the quarter ended June 30, 2017. All repurchases related to the repurchase program were made on the open market.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that May Yet
	Number of	Price Paid	as Part of Publicly	Be Purchased Under
	Shares	per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
April 1 - April 30, 2017	-	$-	-
May 1 - May 31, 2017	304,240	46.47	304,240	35,862,436
June 1 - June 30, 2017	231,100	46.89	231,100	25,025,751
Total	535,340		535,340

In July 2017, our Board of Directors approved raising our repurchase authority for the Company’s common stock to a total of $50.0 million.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

MANHATTAN ASSOCIATES, INC.

Date:	July 24, 2017	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 24, 2017	/s/ Dennis B. Story
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