Form 10-Q
period 2017-09-30
MANHATTAN ASSOCIATES INC
filed 2017-10-30
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the Registrant’s class of capital stock outstanding as of October 20, 2017, the latest practicable date, is as follows: 68,933,148 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended September 30, 2017

TABLE OF CONTENTS

PART I

	Financial Information

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016		3

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016 (unaudited)		4

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (unaudited)		5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited)		6

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2017 (unaudited) and for the twelve months ended December 31, 2016		7

Notes to Condensed Consolidated Financial Statements (unaudited)		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4.	Controls and Procedures.	27

	PART II

	OTHER INFORMATION

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Mine Safety Disclosures.	28

Item 5.	Other Information.	28

Item 6.	Exhibits.	28

Signatures.		31

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$124,818	$95,615
Short-term investments	4,901	-
Accounts receivable, net of allowance of $3,163 and $3,595, respectively	97,011	100,285
Prepaid expenses and other current assets	11,638	11,118
Total current assets	238,368	207,018

Property and equipment, net	15,275	17,424
Goodwill, net	62,245	62,228
Deferred income taxes	2,691	2,867
Other assets	7,670	7,603
Total assets	$326,249	$297,140

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,136	$12,052
Accrued compensation and benefits	17,173	20,700
Accrued and other liabilities	12,394	12,510
Deferred revenue	70,984	63,457
Income taxes payable	6,745	8,924
Total current liabilities	122,432	117,643

Other non-current liabilities	9,463	10,131

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2017 and 2016	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 68,930,029 and 70,233,955 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	689	702
Additional paid-in capital	3,694	-
Retained earnings	202,717	184,558
Accumulated other comprehensive loss	(12,746)	(15,894)
Total shareholders' equity	194,354	169,366
Total liabilities and shareholders' equity	$326,249	$297,140

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Software license	$18,794	$21,633	$64,009	$62,871
Services	115,555	119,267	341,216	355,363
Hardware and other	18,534	11,313	45,288	38,731
Total revenue	152,883	152,213	450,513	456,965
Costs and expenses:
Cost of license	2,830	2,966	7,425	8,401
Cost of services	44,750	49,436	142,244	149,733
Cost of hardware and other	15,492	9,276	37,337	30,874
Research and development	14,747	13,389	43,074	41,553
Sales and marketing	10,739	10,003	34,260	34,606
General and administrative	11,031	11,225	34,290	36,041
Depreciation and amortization	2,275	2,334	6,863	6,806
Restructuring charge	(77)	-	2,945	-
Total costs and expenses	101,787	98,629	308,438	308,014
Operating income	51,096	53,584	142,075	148,951
Other income (loss), net	207	210	(232)	1,384
Income before income taxes	51,303	53,794	141,843	150,335
Income tax provision	18,704	20,298	49,876	56,018
Net income	$32,599	$33,496	$91,967	$94,317

Basic earnings per share	$0.47	$0.47	$1.33	$1.31
Diluted earnings per share	$0.47	$0.47	$1.32	$1.30

Weighted average number of shares:
Basic	68,928	71,403	69,389	71,981
Diluted	69,135	71,743	69,614	72,340

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$32,599	$33,496	$91,967	$94,317
Foreign currency translation adjustment	376	75	3,148	(1,715)
Comprehensive income	$32,975	$33,571	$95,115	$92,602

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)
Operating activities:
Net income	$91,967	$94,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,863	6,806
Equity-based compensation	11,041	11,724
Loss on disposal of equipment	34	19
Tax benefit of stock awards exercised/vested	-	5,166
Excess tax benefits from equity-based compensation	-	(5,170)
Deferred income taxes	741	(259)
Unrealized foreign currency loss (gain)	93	(363)
Changes in operating assets and liabilities:
Accounts receivable, net	5,095	(1,850)
Other assets	(940)	(1,555)
Accounts payable, accrued and other liabilities	(2,273)	(14,033)
Income taxes	(2,151)	6,063
Deferred revenue	6,169	633
Net cash provided by operating activities	116,639	101,498

Investing activities:
Purchase of property and equipment	(3,897)	(5,465)
Net (purchases) maturities of investments	(4,487)	10,201
Net cash (used in) provided by investing activities	(8,384)	4,736

Financing activities:
Purchase of common stock	(81,700)	(117,968)
Proceeds from issuance of common stock from options exercised	-	18
Excess tax benefits from equity-based compensation	-	5,170
Net cash used in financing activities	(81,700)	(112,780)

Foreign currency impact on cash	2,648	(1,039)

Net change in cash and cash equivalents	29,203	(7,585)
Cash and cash equivalents at beginning of period	95,615	118,416
Cash and cash equivalents at end of period	$124,818	$110,831

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2015 (audited)	72,766,383	$728	$-	$207,070	$(12,306)	$195,492
Repurchase of common stock	(2,988,627)	(30)	(21,157)	(146,746)	-	(167,933)
Stock option exercises	3,610	-	18	-	-	18
Restricted stock units issuance	452,589	4	(4)	-	-	-
Equity-based compensation	-	-	15,934	-	-	15,934
Tax effects of equity-based compensation	-	-	5,209	-	-	5,209
Foreign currency translation adjustment	-	-	-	-	(3,588)	(3,588)
Net income	-	-	-	124,234	-	124,234
Balance, December 31, 2016 (audited)	70,233,955	702	-	184,558	(15,894)	169,366
Repurchase of common stock	(1,672,661)	(17)	(9,168)	(72,515)	-	(81,700)
Restricted stock units issuance	368,735	4	(4)	-	-	-
Equity-based compensation	-	-	11,041	-	-	11,041
Adjustment due to adoption of ASC 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting	-	-	1,825	(1,293)	-	532
Foreign currency translation adjustment	-	-	-	-	3,148	3,148
Net income	-	-	-	91,967	-	91,967
Balance, September 30, 2017 (unaudited)	68,930,029	$689	$3,694	$202,717	$(12,746)	$194,354

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements Adopted in Fiscal Year 2017

Stock Compensation

During the three months ended March 31, 2017, we adopted Accounting Standards Update (ASU) 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, to improve the accounting for employee share-based payments. Under the new guidance, all excess tax benefits and certain tax deficiencies are recorded as income tax expense or benefit in the income statement rather than recorded in additional paid-in capital. The additional paid-in capital pools are eliminated. This new guidance must be applied on a prospective basis. As a result, the excess tax benefits of $1.9 million for the nine months ended September 30, 2017 are recorded in our provision for income taxes rather than additional paid-in capital. As required by the ASU, excess tax benefits recognized on share-based compensation expense are classified as an operating activity on the statement of cash flows rather than as a financing activity, and we have applied this provision on a prospective basis.

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

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) that simplifies the test for goodwill impairment by eliminating step two from the goodwill impairment test. Under the new guidance, an entity should recognize an impairment charge for the amount based on the excess of a reporting unit’s carrying amount over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. For public companies, the guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019 on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this guidance during the three months ended March 2017, and the adoption did not impact our financial statements.

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

We will adopt the standard in the first quarter of 2018 and are planning to use the modified retrospective method.  Currently, we are in the process of reviewing our historical contracts to quantify the impact that the adoption of the standard will have on specific performance obligations.  We expect to recognize our hardware revenue net of related cost under the new standard which will reduce both hardware revenue and cost of sales as compared to our current accounting. We are also continuing to evaluate the impact of the standard on our recognition of costs related to obtaining customer contracts.  Currently, sales commissions are expensed in sales and marketing expense when earned.  We believe these commissions represent direct incremental costs of obtaining our contracts with customers.  Under the standard, these costs must be expensed on a systematic basis that is consistent with the transfer of the related goods and services to the customer.   Based on expected renewals of customer support and software enhancements and sales of optional implementation services, we believe a portion of our commissions expense should be deferred and amortized over time as the corresponding services are transferred to the customer under the new standard. We have not identified other significant differences related to the pattern of revenue recognition or presentation of revenue compared to our historical accounting.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For public companies, this guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, but may be adopted earlier. We are expecting to adopt the standard in the first quarter of 2019 on a modified prospective basis and currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements. The adoption will increase our total assets and liabilities.

2.	Revenue Recognition

The Company’s revenue consists of fees from the licensing, hosting of software and software as a service (“SaaS”) arrangements (collectively included in “Software license” revenue in the Condensed Consolidated Statements of Income), fees from implementation and training services (collectively, “professional services”) and customer support services and software enhancements (collectively with professional services revenue included in “Services” revenue in the Condensed Consolidated Statements of Income), and sales of hardware and other revenue, which consists of reimbursements of out-of-pocket expenses incurred in connection with our professional services (collectively included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income). Revenue generated from our hosting and SaaS arrangements represented approximately 10% of total software license revenue for the nine months ended September 30, 2017. All revenue is recognized net of any related sales taxes.

The Company recognizes license revenue when the following criteria are met: (1) a signed contract is obtained covering all elements of the arrangement, (2) delivery of the product has occurred, (3) the license fee is fixed or determinable, and (4) collection is probable.  Revenue recognition for software with multiple-element arrangements requires recognition of revenue using the “residual method” when (a) there is vendor-specific objective evidence (VSOE) of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (b) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (c) all other applicable revenue-recognition criteria for software revenue recognition are satisfied. For those contracts that contain significant customization or modifications, license revenue is recognized using contract accounting. Hosting and SaaS arrangements generally have a non-cancellable initial term followed by annual renewal periods. Hosting and SasS revenues are recognized over the term of the related arrangements.  For hosting arrangements, where perpetual licenses are also sold, the initial non-cancellable period generally results in the arrangements being accounted for as service agreements, accordingly, amounts billed for the licenses are recognized over the customer relationship period.

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

In accordance with the other presentation matters within the Revenue Recognition Topic of the FASB Accounting Standards Codification (ASC), the Company recognizes amounts associated with reimbursements from customers for out-of-pocket expenses as revenue. Such amounts have been included in “Hardware and other” revenue in the Condensed Consolidated Statements of Income. The total amount of expense reimbursement recorded to revenue was $5.0 million and $4.8 million for the three months ended September 30, 2017 and 2016, respectively, and $13.8 million and $13.9 million for the nine months ended September 30, 2017 and 2016, respectively.

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

At September 30, 2017, the Company’s cash, cash equivalents, and short-term investments balances were $98.0 million, $26.8 million, and $4.9 million, respectively. The Company currently has no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. For money market funds, the Company uses quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework. At September 30, 2017 and December 31, 2016, the Company had $10.5 million and $30.3 million, respectively, in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company has no investments classified as Level 2 or Level 3.

4.	Equity-Based Compensation

The Company granted 97,458 and 71,025 restricted stock units (“RSUs”) during the three months ended September 30, 2017 and 2016, respectively, and 458,449 and 420,256 RSUs during the nine months ended September 30, 2017 and 2016, respectively. The Company recorded equity-based compensation expense related to RSUs of $3.8 million and $3.5 million during the three months ended September 30, 2017 and 2016, respectively, and $11.0 million and $11.7 million during the nine months ended September 30, 2017 and 2016, respectively.

A summary of changes in unvested shares/units for the nine months ended September 30, 2017 is as follows:

Number of shares/units
Outstanding at December 31, 2016	1,029,230
Granted	458,449
Vested	(393,380)
Forfeited	(46,353)
Outstanding at September 30, 2017	1,047,946

5.	Income Taxes

The Company’s effective tax rate was 36.5% and 37.7% for the three months ended September 30, 2017 and 2016, respectively, and 35.2% and 37.3% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2017 was primarily due to the implementation of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting on January 1, 2017. The income tax provision for the nine months ended September 30, 2017 includes excess tax benefits of $1.9 million on vesting of restricted stock, which would have been recorded in additional paid-in-capital under the previous guidance.

The Company applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of FASB ASC 740. For the three and nine months ended September 30, 2017, there were no material changes to the Company’s uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within its global operations in income tax expense.

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$32,599	$33,496	$91,967	$94,317
Earnings per share:
Basic	$0.47	$0.47	$1.33	$1.31
Effect of CESs	-	-	(0.01)	(0.01)
Diluted	$0.47	$0.47	$1.32	$1.30

Weighted average number of shares:
Basic	68,928	71,403	69,389	71,981
Effect of CESs	207	340	225	359
Diluted	69,135	71,743	69,614	72,340

The number of anti-dilutive CESs during 2017 and 2016 was immaterial.

7.	Contingencies

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

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reportable segments. The royalties, which totaled approximately $1.0 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $5.4 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively, are included in cost of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas segment’s costs are all research and development costs, including the costs associated with the Company’s India operations.

The following table presents the revenues, expenses and operating income by reportable segment for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017				2016
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$14,741	$2,158	$1,895	$18,794	$18,050	$1,843	$1,740	$21,633
Services	92,517	15,615	7,423	115,555	101,344	12,787	5,136	119,267
Hardware and other	17,575	680	279	18,534	10,705	448	160	11,313
Total revenue	124,833	18,453	9,597	152,883	130,099	15,078	7,036	152,213

Costs and Expenses:
Cost of revenue	50,777	8,493	3,802	63,072	51,207	7,169	3,302	61,678
Operating expenses	32,746	2,701	1,070	36,517	30,538	2,957	1,122	34,617
Depreciation and amortization	2,092	131	52	2,275	2,141	130	63	2,334
Restructuring charge	(77)	-	-	(77)	-	-	-	-
Total costs and expenses	85,538	11,325	4,924	101,787	83,886	10,256	4,487	98,629
Operating income	$39,295	$7,128	$4,673	$51,096	$46,213	$4,822	$2,549	$53,584

	Nine Months Ended September 30,
	2017				2016
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$42,110	$17,232	$4,667	$64,009	$54,343	$4,815	$3,713	$62,871
Services	276,576	44,927	19,713	341,216	298,715	42,656	13,992	355,363
Hardware and other	42,920	1,682	686	45,288	36,866	1,478	387	38,731
Total revenue	361,606	63,841	25,066	450,513	389,924	48,949	18,092	456,965

Costs and Expenses:
Cost of revenue	149,112	26,715	11,179	187,006	156,391	23,241	9,376	189,008
Operating expenses	99,625	8,743	3,256	111,624	99,535	9,189	3,476	112,200
Depreciation and amortization	6,313	392	158	6,863	6,205	404	197	6,806
Restructuring charge	2,831	114	-	2,945	-	-	-	-
Total costs and expenses	257,881	35,964	14,593	308,438	262,131	32,834	13,049	308,014
Operating income	$103,725	$27,877	$10,473	$142,075	$127,793	$16,115	$5,043	$148,951

License revenues related to the Company’s warehouse and non-warehouse product groups for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Warehouse	$10,859	$11,060	$40,814	$36,514
Non-Warehouse	7,935	10,573	23,195	26,357
Total software license revenue	$18,794	$21,633	$64,009	$62,871

The Company’s services revenues, which consist of fees generated from professional services and customer support and software enhancements related to its software products, for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Professional services	$79,217	$84,843	$235,543	$256,341
Customer support and software enhancements	36,338	34,424	105,673	99,022
Total services revenue	$115,555	$119,267	$341,216	$355,363

9.	Restructuring Charge

In May 2017, the Company eliminated about 100 positions due to retail sector headwinds and to align our services capacity with demand. The Company recorded a restructuring charge of approximately $2.9 million pretax ($1.9 million after-tax or $0.03 per fully diluted share) in 2017. The charge primarily consists of employee severance, employee transition cost and outplacement services. The charge is classified in “Restructuring charge” in the Company’s Consolidated Statements of Income.

The following table summarizes the segment activity in the restructuring accrual for the nine months ended September 30, 2017:

	Americas	EMEA	APAC	Consolidated
	(in thousands)
Restructuring charge	$2,831	$114	$-	$2,945
Cash payments	(2,793)	(108)	-	(2,901)
Restructuring accrual balance at September 30, 2017	$38	$6	$-	$44

The balance at September 30, 2017 is included in “Accrued compensation and benefits” in the Company’s Condensed Consolidated Balance Sheets. The remaining balance is expected to be paid by the end of 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

Our business model is singularly focused on the development and implementation of complex commerce enablement software solutions that are designed to optimize supply chains, and retail store operations including point of sale effectiveness and efficiency for our customers. In Q2 2017, we accelerated our transition to the Cloud with the release of our Manhattan Active™ Solutions. We have three principal sources of revenue:

•	licenses, hosting of software and software as a service (“SaaS”) arrangements;
•	professional services, including solutions planning and implementation, related consulting, customer training, and customer support services and software enhancements (collectively, “services”); and
•	hardware sales and other revenue.

In the three and nine months ended September 30, 2017, we generated $152.9 million and $450.5 million in total revenue, respectively, with a revenue mix of: license revenue 12%; services revenue 76%; and hardware and other revenue 12% for the three months ended September 30, 2017, and license revenue 14%; services revenue 76%; and hardware and other revenue 10% for the nine months ended September 30, 2017.

The Company has three geographic reportable segments: North America and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC).  Geographic revenue is based on the location of the sale. Our international revenue was approximately $41.6 million and $125.1 million for the three and nine months ended September 30, 2017, respectively, which represents approximately 27% and 28% of our total revenue for the three and nine months ended September 30, 2017, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2017, we employed approximately 2,830 employees worldwide, of which 1,350 employees are based in the Americas, 210 in EMEA, and 1,270 in APAC (including India). We have offices in Australia, Chile, China, France, India, Japan, the Netherlands, Singapore, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and nine months ended September 30, 2017, approximately 73% and 72%, respectively of our total revenue was generated in the United States, 8% and 13%, respectively, in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 75% of every supply chain software solutions dollar invested is spent in the United States and Western Europe; consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results.

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

During 2016 and continuing into 2017, the overall trend has been steady for our large license deals, with recognized license revenue of $1.0 million or greater on eighteen new contracts during 2016 as well as twelve new contracts in the nine months ended September 30, 2017.  While we are encouraged by our results, we, along with many of our customers, still remain cautious regarding the pace of global economic recovery. We believe global economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it challenging to forecast sales cycles for our products and the timing of large enterprise software license deals.

Revenue

License revenue.  License revenue, a leading indicator of our business, is primarily derived from licensing, hosting of software and SaaS arrangements customers pay for supply chain commerce solutions. License revenue totaled $18.8 million, or 12% of total revenue, with gross margins of 84.9% for the three months ended September 30, 2017, and $64.0 million, or 14% of total revenue, with gross margin of 88.4% for the nine months ended September 30, 2017. For the three and nine months ended September 30, 2017, the percentage mix of new to existing customers was approximately 20/80 and 40/60, respectively.

License revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. Our license revenue generally has long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license revenues, operating profit, operating margins, and earnings per share. For example, $1.1 million of license revenue in the third quarter of 2017 equates to approximately one cent of diluted earnings per share impact.

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

Services revenue.  Our services business consists of professional services (consulting and customer training) and customer support services and software enhancements (CSSE). Services revenue totaled $115.6 million, or 76% of total revenue, with gross margins of 61.3% for the three months ended September 30, 2017, and $341.2 million, or 76% of total revenue, with gross margins of 58.3% for the nine months ended September 30, 2017. Professional services accounted for approximately 69% of total services revenue in both the three and nine months ended September 30, 2017. While we believe our services margins are very strong, our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue as services margins are inherently lower than license revenue margins.

At September 30, 2017, our professional services organization totaled approximately 1,810 employees, accounting for 64% of our total employees worldwide.  Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions.  To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data onto our system, and ongoing training, education, and system upgrades.  We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

For CSSE, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which includes additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.  Our CSSE revenues totaled $36.3 million and $105.7 million for the three and nine months ended September 30, 2017, respectively, representing approximately 31% of services revenue and 24% of total revenue for both periods. The growth of CSSE revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers; and (4) fluctuations in currency rates.  Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. CSSE revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.  CSSE renewal revenue is not recognized unless payment is received from the customer.

Hardware and other revenue. Our hardware and other revenue totaled $18.5 million, representing 12% of total revenue with gross margins of 16.4% for the three months ended September 30, 2017, and $45.3 million, representing 10% of total revenue with gross margin of 17.6% for the nine months ended September 30, 2017. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discounted prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we generally do not maintain hardware inventory.

Other revenue represents amounts associated with reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to hardware and other revenue was $5.0 million and $13.8 million for the three and nine months ended September 30, 2017, respectively.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our research and development expenses were $14.7 million and $43.1 million for the three and nine months ended September 30, 2017, respectively. At September 30, 2017, our R&D organization totaled approximately 690 employees, located in the U.S. and India.

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

Cash Flow and Financial Condition

For the three and nine months ended September 30, 2017, we generated cash flow from operating activities of $44.0 million and $116.6 million, respectively. Our cash and cash equivalents at September 30, 2017 totaled $129.7 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 1,539,208 shares of Manhattan Associates’ outstanding common stock under our repurchase program during the nine months ended September 30, 2017. In October 2017, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of Manhattan Associates’ outstanding common stock.

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

Results of Operations

The following table summarizes our consolidated results for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)

Revenue	$152,883	$152,213	$450,513	$456,965
Costs and expenses	101,787	98,629	308,438	308,014
Operating income	51,096	53,584	142,075	148,951
Other income (loss), net	207	210	(232)	1,384
Income before income taxes	51,303	53,794	141,843	150,335
Net income	$32,599	$33,496	$91,967	$94,317
Diluted earnings per share	$0.47	$0.47	$1.32	$1.30
Diluted weighted average number of shares	69,135	71,743	69,614	72,340

The Company has three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas segment costs are all research and development costs, including the costs associated with the Company’s India operations. During the three and nine months ended September 30, 2017 and 2016, we derived the majority of our revenues from sales to customers within our Americas segment. The following table summarizes revenue and operating profit by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change vs. Prior Year	2017	2016	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Software license
Americas	$14,741	$18,050	-18%	$42,110	$54,343	-23%
EMEA	2,158	1,843	17%	17,232	4,815	258%
APAC	1,895	1,740	9%	4,667	3,713	26%
Total software license	18,794	21,633	-13%	64,009	62,871	2%

Services
Americas	92,517	101,344	-9%	276,576	298,715	-7%
EMEA	15,615	12,787	22%	44,927	42,656	5%
APAC	7,423	5,136	45%	19,713	13,992	41%
Total services	115,555	119,267	-3%	341,216	355,363	-4%

Hardware and Other
Americas	17,575	10,705	64%	42,920	36,866	16%
EMEA	680	448	52%	1,682	1,478	14%
APAC	279	160	74%	686	387	77%
Total hardware and other	18,534	11,313	64%	45,288	38,731	17%

Total Revenue
Americas	124,833	130,099	-4%	361,606	389,924	-7%
EMEA	18,453	15,078	22%	63,841	48,949	30%
APAC	9,597	7,036	36%	25,066	18,092	39%
Total revenue	$152,883	$152,213	0%	$450,513	$456,965	-1%

Operating income:
Americas	$39,295	$46,213	-15%	$103,725	$127,793	-19%
EMEA	7,128	4,822	48%	27,877	16,115	73%
APAC	4,673	2,549	83%	10,473	5,043	108%
Total operating income	$51,096	$53,584	-5%	$142,075	$148,951	-5%

Summary of the Third Quarter 2017 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.47 in both the third quarter of 2017 and 2016.
•

Consolidated total revenue was $152.9 million in the third quarter of 2017, compared to $152.2 million in the third quarter of 2016. License revenue was $18.8 million in the third quarter of 2017, compared to $21.6 million in the third quarter of 2016.

•	Operating income was $51.1 million in the third quarter of 2017, compared to $53.6 million in the third quarter of 2016.
•

Cash flow from operations was $44.0 million in the third quarter of 2017, compared to $42.0 million in the third quarter of 2016. Days sales outstanding was 58 days at September 30, 2017, compared to 57 days at June 30, 2017.

•	Cash and investments on-hand was $129.7 million at September 30, 2017, compared to $86.6 million at June 30, 2017.

•

During the three months ended September 30, 2017, we did not repurchase any shares of Manhattan Associates common stock. In October 2017, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

The consolidated results of our operations for the third quarters of 2017 and 2016 are discussed below.

Revenue

	Three Months Ended September 30,
			% Change vs.	% of Total Revenue
	2017	2016	Prior Year	2017	2016
	(in thousands)

Software license	$18,794	$21,633	-13%	12%	14%
Services	115,555	119,267	-3%	76%	79%
Hardware and other	18,534	11,313	64%	12%	7%
Total revenue	$152,883	$152,213	0%	100%	100%

Our revenue consists of fees generated from the licensing, hosting of software and SaaS arrangements; fees from professional services, customer support services and software enhancements; hardware sales of complementary equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue.  License revenue decreased $2.8 million, or 13%, in the third quarter of 2017 compared to the same quarter in the prior year influenced by our Manhattan ActiveTM Solutions transition to Cloud as traditional perpetual license deals converted to Cloud deals based on customer demand. Our license revenue performance depends on the number and relative value of large deals and perpetual versus cloud mix we close in the period. We recognized license revenue of $1.0 million or greater on four new separate contracts in the third quarter of 2017. The license sales percentage mix across our product suite in the third quarter ended September 30, 2017 was approximately 60% warehouse management solutions and 40% non-warehouse management solutions.

Services revenue.  Services revenue decreased $3.7 million, or 3%, in the third quarter of 2017 compared to the same quarter in the prior year due to a $5.6 million decrease in professional services revenue, partially offset by a $1.9 million increase in customer support and software enhancements. The decline in services revenue was in the Americas segment, due to some retail customers delaying project implementations and upgrades, combined with our services teams improving the speed of implementations. Services revenue for the Americas segment decreased $8.8 million, and services revenue for the EMEA and APAC segments increased $2.8 million and $2.3 million, respectively, in the third quarter of 2017 compared to the same quarter of 2016.

Hardware and other.  Hardware sales increased by $7.0 million to $13.5 million in the third quarter of 2017 compared to $6.5 million for the third quarter of 2016. The majority of hardware sales are derived from our Americas segment.  Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.  Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue and are included in hardware and other revenue. Reimbursements by customers for out-of-pocket expenses were approximately $5.0 million and $4.8 million for the quarters ended September 30, 2017 and 2016, respectively.

Cost of Revenue

	Three Months Ended September 30,
	2017	2016	% Change vs. Prior Year
Cost of license	$2,830	$2,966	-5%
Cost of services	44,750	49,436	-9%
Cost of hardware and other	15,492	9,276	67%
Total cost of revenue	$63,072	$61,678	2%

Cost of license.  Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased by $0.1 million in the third quarter of 2017 compared to the same quarter of 2016.

Cost of services.  Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services.  The $4.7 million, or 9%, decrease in cost of services in the quarter ended September 30, 2017 compared to the same quarter in the prior year was principally due a $3.1 million decrease in compensation and other-personnel related expenses and a $1.4 million decrease in performance-based compensation.

Cost of hardware and other.  Cost of hardware and other increased by $6.2 million to $15.5 million in the third quarter of 2017 compared to $9.3 million in the same quarter of 2016. Cost of hardware and other includes professional services billed travel expenses reimbursed by customers of approximately $4.8 million and $4.7 million for the quarters ended September 30, 2017 and 2016, respectively.

Operating Expenses

	Three Months Ended September 30,
	2017	2016	% Change vs. Prior Year
	(in thousands)

Research and development	$14,747	$13,389	10%
Sales and marketing	10,739	10,003	7%
General and administrative	11,031	11,225	-2%
Depreciation and amortization	2,275	2,334	-3%
Restructuring charge	(77)	-	100%
Operating expenses	$38,715	$36,951	5%

Research and development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended September 30, 2017 increased by $1.4 million, or 10%, as compared to the same quarter of 2016 principally due to a $1.1 million increase in compensation and other-personnel related expenses resulting from increased headcount to support R&D activities.

Our principal R&D activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omni-Channel operations, including point-of-sale and tablet retailing.

For each of the quarters ended September 30, 2017 and 2016, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Sales and marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses for the quarter ended September 30, 2017 increased by $0.7 million compared to the same quarter in the prior year, primarily due to increased commissions expense.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses decreased by $0.2 million, or 2%, in the current year quarter compared to the same quarter in the prior year.

Depreciation and amortization.  Depreciation expense for both the third quarter of 2017 and 2016 was $2.2 million. Amortization expense associated with acquisitions for the three months ended September 30, 2017 and 2016 was immaterial.

Restructuring Charge.  In connection with our restructuring initiatives, we recorded immaterial adjustments to our previous estimates recorded in the second quarter of 2017.

Operating Income

Operating income for the third quarter of 2017 was $51.1 million compared to $53.6 million for the third quarter of 2016. Operating margins were 33.4% for the third quarter of 2017 versus 35.2% for the same quarter in the prior year. Operating income decreased primarily due to the decline in license and services revenue.

Other Income and Income Taxes

	Three Months Ended September 30,
	2017	2016	% Change vs.

Other income, net	$207	$210	-1%
Income tax provision	18,704	20,298	-8%

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net remained flat in the third quarter of 2017 compared to the same quarter of 2016.

Income tax provision.  Our effective income tax rates were 36.5% and 37.7% for the quarters ended September 30, 2017 and 2016, respectively.

Summary of the First Nine Month of 2017 Condensed Consolidated Financial Results

•	Diluted earnings per share for the nine months ended September 30, 2017 was $1.32, compared to $1.30 for the nine months ended September 30, 2016.
•

Consolidated revenue for the nine months ended September 30, 2017 was $450.5 million, compared to $457.0 million for the nine months ended September 30, 2016. License revenue was $64.0 million for the nine months ended September 30, 2017, compared to $62.9 million for the nine months ended September 30, 2016.

•	Operating income was $142.1 million for the nine months ended September 30, 2017, compared to $149.0 million for the nine months ended September 30, 2016.
•	Cash flow from operations was $116.6 million in the nine months ended September 30, 2017, compared to $101.5 million in the nine months ended September 30, 2016.
•	Cash and investments on-hand was $129.7 million at September 30, 2017, compared to $95.6 million at December 31, 2016.
•

During the nine months ended September 30, 2017, we repurchased 1,539,208 shares of Manhattan Associates common stock, reducing shares of common stock outstanding by 2%, under the share repurchase program authorized by our Board of Directors, for a total investment of $75.0 million.

The results of our consolidated operations for the nine months ended September 30, 2017 and 2016 are discussed below.

	Nine Months Ended September 30,
			% Change vs.	% of Total Revenue
	2017	2016	Prior Year	2017	2016
	(in thousands)

Software license	$64,009	$62,871	2%	14%	14%
Services	341,216	355,363	-4%	76%	78%
Hardware and other	45,288	38,731	17%	10%	8%
Total revenue	$450,513	$456,965	-1%	100%	100%

Our revenue consists of fees generated from the licensing, hosting of software and SaaS arrangements; professional services, customer support services and software enhancements; hardware sales of complementary radio frequency and computer equipment; and other revenue representing amounts associated with reimbursements from customers for out-of-pocket expenses.

License revenue.  License revenue increased $1.1 million, or 2%, in the nine months ended September 30, 2017 over the same period in the prior year. Our license revenue performance depends heavily on the number and relative value of large deals and perpetual versus cloud deals mix we close in the period. We recognized twelve and eleven new separate contracts greater than $1.0 million in the nine months ended September 30, 2017 and 2016, respectively.

The license sales percentage mix across our product suite in the nine months ended September 30, 2017 was approximately 65% warehouse management solutions and 35% non-warehouse management solutions.

Services revenue.  Services revenue decreased $14.1 million, or 4%, in the nine months ended September 30, 2017 compared to the same period in the prior year due to a $20.8 million decrease in professional services revenue, partially offset by a $6.7 million increase in customer support and software enhancements. In the nine months ended September 30, 2017 compared to the same period in the prior year, services revenue for the Americas segment decreased $22.1 million, and services revenue for the EMEA and APAC segments increased $2.3 million and $5.7 million, respectively. The decline in services revenue was in the Americas segment, due to some retail customers delaying project implementations and upgrades, combined with our services teams improving the speed of implementations.

Hardware and other.  Hardware sales increased by $6.6 million, or 27%, to $31.5 million in the nine months ended September 30, 2017 compared to $24.9 million for the same period in the prior year. The majority of hardware sales are derived from our Americas segment.  Hardware sales are largely dependent upon customer-specific desires, which fluctuate.  Other revenue represents reimbursements for professional service travel expenses that are required to be classified as revenue. Reimbursements by customers for out-of-pocket expenses were approximately $13.8 million and $13.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Cost of Revenue

	Nine Months Ended September 30,
	2017	2016	% Change vs. Prior Year
Cost of license	$7,425	$8,401	-12%
Cost of services	142,244	149,733	-5%
Cost of hardware and other	37,337	30,874	21%
Total cost of revenue	$187,006	$189,008	-1%

Cost of license.  Cost of license consists of the costs associated with software reproduction; hosting services; media, packaging and delivery, documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license decreased by $1.0 million, or 12%, in the nine months ended September 30, 2017 compared to the same period in the prior year principally due to decreased sales of third-party software.

Cost of services.  Cost of services consists primarily of salaries and other personnel-related expenses of employees dedicated to professional and technical services and customer support services.  The $7.5 million, or 5%, decrease in cost of services in the nine months ended September 30, 2017 compared to the same period in the prior year was principally due to a $3.7 million decrease in performance-based compensation expenses and a $3.4 million decrease in compensation and other personnel-related expense resulting from decreased headcount.

Cost of hardware and other.  Cost of hardware and other increased by $6.4 million to approximately $37.3 million in the nine months ended September 30, 2017 compared to $30.9 million in the same period of 2016. Cost of hardware and other includes out-of-pocket expenses to be reimbursed by customers of approximately $13.5 million for both the nine months ended September 30, 2017 and 2016.

Operating Expenses

	Nine Months Ended September 30,
	2017	2016	% Change vs.
	(in thousands)

Research and development	$43,074	$41,553	4%
Sales and marketing	34,260	34,606	-1%
General and administrative	34,290	36,041	-5%
Depreciation and amortization	6,863	6,806	1%
Restructuring charge	2,945	-	100%
Operating expenses	$121,432	$119,006	2%

Research and development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the nine months ended September 30, 2017 increased by $1.5 million, or 4%, compared to the same period in 2016. The increase was mainly attributable to a $1.7 million increase in compensation and other-personnel-related expenses resulting from increased headcount to support R&D activities, offset by a $0.9 million decrease in performance-based compensation expenses. For each of the nine months ended September 30, 2017 and 2016, we did not capitalize any research and development costs.

Sales and marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $0.3 million, or 1%, in the nine months ended September 30, 2017 compared to the same period of the prior year.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses decreased by $1.8 million, or 5%, during the nine months ended September 30, 2017 compared to the same period in the prior year. The decrease was primarily due to a $0.9 million decrease in compensation and other personnel-related expenses and a $0.7 million decrease in performance-based compensation expenses.

Depreciation and amortization.  Depreciation expense amounted to $6.5 million for both the nine months ended September 30, 2017 and 2016, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was immaterial.

Restructuring Charge.  In May 2017, the Company eliminated about 100 positions due to retail sector headwinds, aligning services capacity with demand. The Company recorded a restructuring charge of approximately $2.9 million pretax ($1.9 million after-tax or $0.03 per fully diluted share) in the nine months ended September 30, 2017. The charge primarily consists of employee severance, employee transition cost and outplacement services. The charge is classified in “Restructuring charge” in the Company’s Consolidated Statements of Income.

Operating Income

Operating income for the nine months ended September 30, 2017 was $142.1 million compared to $149.0 million for the same period in the prior year. Operating margins were 31.5% for the first nine months of 2017 versus 32.6% for the same period in 2016. Operating income and margin decreased primarily due to decline in revenue and the restructuring charge in the nine months ended September 30, 2017.

Other Income and Income Taxes

	Nine Months Ended September 30,
	2017	2016	% Change vs. Prior Year

Other (loss) income, net	$(232)	$1,384	-117%
Income tax provision	49,876	56,018	-11%

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $1.6 million in the nine months ended September 30, 2017 compared to the same period in 2016 primarily related to foreign currency losses resulting from the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee and Great British Pound Sterling.

Income tax provision.  Our effective income tax rate was 35.2% and 37.3% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rate for the nine months was primarily due to the implementation of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting in 2017. The income tax provision for the nine months ended September 30, 2017 includes excess tax benefits of $1.9 million on vesting of restricted stock, which would have been recorded as additional paid-in-capital under the previous guidance.

Liquidity and Capital Resources

In the first nine months of 2017, we funded our business through cash flow generated from operations. Our cash and cash equivalents as of September 30, 2017 included $62.1 million held in the U.S. and $67.6 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional U.S. income taxes which would result in a higher effective tax rate.  However, our current intent is to indefinitely reinvest these funds outside of the U.S., and we do not have a current cash requirement need requiring U.S. repatriation.

Our operating activities generated cash flow of approximately $116.6 million and $101.5 million for the nine months ended September 30, 2017 and 2016, respectively, reflecting strong global cash collections. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow.

Our investing activities used cash of approximately $8.4 million during the nine months ended September 30, 2017, and generated cash flow of approximately $4.7 million during the nine months ended September 30, 2016. The uses of cash for investing activities for the nine months ended September 30, 2017 were $4.5 million in net purchases of short-term investments and $3.9 million in capital expenditures to support company growth. The primary generation of cash for investing activities for the nine months ended September 30, 2016 was $10.2 million in net maturities of short-term investments, partially offset by $5.5 million in capital expenditures.

Our financing activities used cash of approximately $81.7 million and $112.8 million for the nine months ended September 30, 2017 and 2016, respectively. The use of cash for financing activities for the nine months ended September 30, 2017 was to purchase approximately $81.7 million of our common stock, including $6.7 million in shares withheld for taxes due upon vesting of restricted stock units. The principal use of cash for financing activities for the nine months ended September 30, 2016 was to purchase approximately $118.0 million of our common stock, including $9.5 million in shares withheld for taxes due upon vesting of restricted stock units, partially offset by a $5.2 million excess tax benefit from equity-based compensation. We did not have the offset related to the excess tax benefit from equity-based compensation in the nine months ended September 30, 2017 as we adopted ASU 2016-09 in the period. Under the new guidance, excess tax benefits recognized on share-based compensation expense are classified as an operating activity on the statements of cash flows rather than as a financing activity, and we have applied this provision on a prospective basis.

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

Critical Accounting Policies and Estimates

In the first nine months of 2017, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2016 other than the adoption of ASU 2016-09 related to equity-based compensation.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s annual report on Form 10-K for the year ended December 31, 2016, as supplemented in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not make any stock repurchases under our publicly-announced repurchase program for the quarter ended September 30, 2017. In October 2017, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 6.	Exhibits.

Exhibit 10.1	Amendment No. 3 to Manhattan Associates, Inc. 2007 Stock Incentive Plan

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*

In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

EXHIBIT INDEX

Exhibit 10.1	Amendment No. 3 to Manhattan Associates, Inc. 2007 Stock Incentive Plan

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

MANHATTAN ASSOCIATES, INC.

Date:	October 30, 2017	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2017	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)