Form 10-Q
period 2018-03-31
MANHATTAN ASSOCIATES INC
filed 2018-04-27
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the Registrant’s class of capital stock outstanding as of April 23, 2018, the latest practicable date, is as follows: 66,820,321 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended March 31, 2018

TABLE OF CONTENTS

PART I

	Financial Information

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017		3

Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017 (unaudited)		4

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 (unaudited)		5

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited)		6

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2018 (unaudited) and for the twelve months ended December 31, 2017		7

Notes to Condensed Consolidated Financial Statements (unaudited)		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4.	Controls and Procedures.	27

	PART II

	OTHER INFORMATION

Item 1.	Legal Proceedings.	27

Item 1A.	Risk Factors.	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Mine Safety Disclosures.	28

Item 5.	Other Information.	28

Item 6.	Exhibits.	28

Signatures.		30

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,668	$125,522
Short-term investments	12,341	-
Accounts receivable, net of allowance of $2,265 and $2,692, respectively	85,285	92,231
Prepaid expenses and other current assets	14,557	10,320
Total current assets	218,851	228,073

Property and equipment, net	15,758	15,493
Goodwill, net	62,252	62,248
Deferred income taxes	634	1,877
Other assets	9,687	7,304
Total assets	$307,182	$314,995

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,869	$14,028
Accrued compensation and benefits	20,894	15,826
Accrued and other liabilities	12,010	12,105
Deferred revenue	85,505	75,068
Income taxes payable	9,527	7,228
Total current liabilities	142,805	124,255

Other non-current liabilities	16,429	15,784

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2018 and 2017	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 66,819,431 and 67,776,138 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	668	678
Retained earnings	159,288	186,117
Accumulated other comprehensive loss	(12,008)	(11,839)
Total shareholders' equity	147,948	174,956
Total liabilities and shareholders' equity	$307,182	$314,995

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Revenue:
Software license	$7,555	$21,277
Cloud subscriptions	4,469	1,496
Maintenance	36,397	33,376
Services	78,757	79,781
Hardware	3,391	7,559
Total revenue	130,569	143,489
Costs and expenses:
Cost of license	1,308	1,352
Cost of cloud subscriptions, maintenance and services	56,486	54,899
Cost of hardware	-	5,370
Research and development	17,059	14,225
Sales and marketing	12,884	11,789
General and administrative	12,800	11,872
Depreciation and amortization	2,202	2,262
Total costs and expenses	102,739	101,769
Operating income	27,830	41,720
Other income (loss), net	721	(371)
Income before income taxes	28,551	41,349
Income tax provision	5,899	13,125
Net income	$22,652	$28,224

Basic earnings per share	$0.34	$0.40
Diluted earnings per share	$0.33	$0.40

Weighted average number of shares:
Basic	67,553	69,973
Diluted	67,736	70,247

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Net income	$22,652	$28,224
Foreign currency translation adjustment	(169)	1,893
Comprehensive income	$22,483	$30,117

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Operating activities:
Net income	$22,652	$28,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,202	2,262
Equity-based compensation	4,343	4,472
(Gain) loss on disposal of equipment	(3)	20
Deferred income taxes	1,587	2,531
Unrealized foreign currency (gain) loss	(333)	104
Changes in operating assets and liabilities:
Accounts receivable, net	7,502	16,553
Other assets	(4,223)	(3,939)
Accounts payable, accrued and other liabilities	5,435	(4,063)
Income taxes	2,286	8,172
Deferred revenue	9,853	6,940
Net cash provided by operating activities	51,301	61,276

Investing activities:
Purchase of property and equipment	(2,174)	(789)
Net purchases of investments	(12,598)	(11,630)
Net cash used in investing activities	(14,772)	(12,419)

Financing activities:
Purchase of common stock	(55,815)	(56,619)
Net cash used in financing activities	(55,815)	(56,619)

Foreign currency impact on cash	432	1,355

Net change in cash and cash equivalents	(18,854)	(6,407)
Cash and cash equivalents at beginning of period	125,522	95,615
Cash and cash equivalents at end of period	$106,668	$89,208

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2016 (audited)	70,233,955	$702	$-	$184,558	$(15,894)	$169,366
Repurchase of common stock	(2,829,850)	(28)	(18,050)	(113,629)	-	(131,707)
Restricted stock units issuance	372,033	4	(4)	-	-	-
Equity-based compensation	-	-	16,229	-	-	16,229
Adjustment due to adoption of ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting	-	-	1,825	(1,293)	-	532
Foreign currency translation adjustment	-	-	-	-	4,055	4,055
Net income	-	-	-	116,481	-	116,481
Balance, December 31, 2017 (audited)	67,776,138	678	-	186,117	(11,839)	174,956
Repurchase of common stock	(1,269,109)	(13)	(4,340)	(51,462)	-	(55,815)
Restricted stock units issuance	312,402	3	(3)		-	-
Equity-based compensation			4,343		-	4,343
Adjustment due to adoption of ASC 2014-09 Revenue from Contracts with Customers (Topic 606)				1,981	-	1,981
Foreign currency translation adjustment					(169)	(169)
Net income				22,652		22,652
Balance, March 31, 2018 (unaudited)	66,819,431	$668	$-	$159,288	$(12,008)	$147,948

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at March 31, 2018, the results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain line items in prior period financial statements have been reclassified to conform to the current period presentation in the condensed consolidated statements of income due to our business transition to cloud subscriptions. We believe separate disclosures of our software license, cloud subscriptions, maintenance and service revenue is meaningful to investors and provide an important measure of our business performance. Certain line items in prior period financial statements have been reclassified to conform to the current period presentation in the condensed consolidated statements of income, including: all revenue line items; cost of license; cost of cloud subscriptions, maintenance and services; and cost of hardware. Such reclassifications did not affect total revenues, operating income or net income.

New Accounting Pronouncements Adopted in Fiscal Year 2018

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue Recognition – Revenue from Contracts with Customers (Topic 606), which, along with its subsequent amendments, replaced substantially all revenue recognition guidance. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other standards.

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results of reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under Topic 605.  Historical hardware sales prior to the adoption of ASC 606 were recorded on a gross basis, as we were the principal in the transaction in accordance with ASC 605-45. Under the new standard, we are an agent in the transaction as we do not physically control the hardware which we sell; accordingly, we recognize our hardware revenue net of related cost which reduces both hardware revenue and cost of sales as compared to our accounting prior to 2018. Otherwise, the adoption of ASC 606 does not have a material impact on the measurement or recognition of revenue in any prior or current reporting periods.

However, based on expected renewals of maintenance and multi-year cloud subscriptions, we must defer a portion of our sales commission expense and amortize it over time as the corresponding services are transferred to the customer under the new standard.  As a result, we recorded a net increase to opening retained earnings of $2.0 million, net of tax, as of January 1, 2018 for commissions expense required to be deferred on contracts not completed as of that date.

Had we presented the results for the three months ended March 31, 2018 under Topic 605, we would have presented hardware revenue gross which would have increased hardware revenue and cost of hardware each by $7.8 million. We would have also expensed all sales commissions upon contract completion which would have increased sales and marketing expense by $0.2 million for the three months ended March 31, 2018.

New Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Our leasing activity is primarily related to office space. For public companies, this guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, but may be adopted earlier. We expect to adopt the standard in the first quarter of 2019 on a modified prospective basis and are currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements. The adoption will increase our total assets and liabilities.

2.	Revenue Recognition

We recognize revenue when we transfer control of the promised products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We derive our revenue from software licenses, cloud subscriptions, customer support services and software enhancements (“maintenance”), implementation and training services, and sales of hardware. We exclude sales and usage-based taxes from revenue.

Nature of Products and Services

Our perpetual software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer.

Cloud subscriptions includes software as a service (“SaaS”) and arrangements which provide customers with the right to use our software within a cloud-based environment that we provide and manage where the customer does not have the right to take possession of the software without significant penalty. SaaS and hosting revenues are recognized ratably over the contract period. For contracts that include a perpetual license and hosting services, the initial non-cancellable hosting period generally results in the arrangement being considered an overall service. The license fee which is typically due at the outset of the arrangement provides the customer with a material right upon renewal of the service and thus is recognized over the customer relationship period.

Our perpetual software licenses are typically sold with maintenance under which we provide a comprehensive 24 hours per day, 365 days per year program that provides customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.

Our services revenue consists of fees generated from implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services include system planning, design, configuration, testing, and other software implementation support, and are typically optional and distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. In certain situations, we render professional services under agreements based upon a fixed fee for portions of or all of the engagement. Revenue related to fixed-fee-based services contracts is recognized over time based on the proportion performed. The total amount of expense reimbursement included in services revenue was $3.5 million and $4.3 million for the three months ended March 31, 2018 and 2017, respectively.

As part of a complete solution, our customers periodically purchase hardware products developed and manufactured by third parties from us for use with the software licenses purchased from us. These products include computer hardware, radio frequency terminal networks, radio frequency identification (RFID) chip readers, bar code printers and scanners, and other peripherals. As we do not physically control the hardware that we sell, we are acting as an agent in the transaction and recognize our hardware revenue net of related cost. We recognize hardware revenue when control is transferred to the customer upon shipment.

Significant Judgements

Our contracts with customers typically contain promises to transfer multiple products and services to a customer. Judgement is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. We allocate the transaction price to the distinct performance obligations based on relative standalone selling price (“SSP”). We estimate SSP based on the prices charged to customers, or by using information such as market conditions and other observable inputs. However, the selling price of our software licenses is highly variable. Thus, we estimate SSP for software licenses using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.

Contract Balances

Timing of invoicing to customers may differ from timing of revenue recognition. Payment terms for our software licenses vary. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our customers. Cloud subscriptions and maintenance are typically billed annually in advance. Services are typically billed monthly as performed. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we are applying the practical expedient to exclude from consideration any contracts with payment terms of one year or less as we rarely offer terms extending beyond one year.

Deferred revenue mainly represents amounts collected prior to having completed performance of maintenance, cloud subscriptions and professional services. $31.7 million of revenue that was included in the deferred revenue balance as of December 31, 2017 was recognized during the three months ended March 31, 2018.

There was no revenue recognized during the three months ended March 31, 2018 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of March 31, 2018, approximately $34.0 million of revenue is expected to be recognized from remaining performance obligations for cloud subscriptions and maintenance contracts with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately two thirds of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $0.2 million for the three months ended March 31, 2018. In estimating the allowance for doubtful accounts, we consider the age of the accounts receivable, our historical write-offs, and the creditworthiness of the customer, among other factors. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year.  We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $2.1 million as of March 31, 2018. Sales commission expense is included in Sales and Marketing expense in the accompanying consolidated statement of operations. Amortization of sales commissions was $0.2 million for the three months ended March 31, 2018. No impairment losses were recognized during the periods.

3.	Fair Value Measurement

We measure our investments based on a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value.  Market price observability is affected by a number of factors, including the type of asset or liability and its characteristics.  This hierarchy prioritizes the inputs into three broad levels as follows:

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

At March 31, 2018, our cash, cash equivalents, and short-term investments balances were $93.0 million, $13.7 million, and $12.3 million, respectively. We currently have no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. For money market funds, we use quoted prices from active markets that are classified at Level 1 as a highest level observable input in the disclosure hierarchy framework. At March 31, 2018 and December 31, 2017, we had $9.5 million and $10.5 million, respectively, in money market funds, which are classified as Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. We have no investments classified as Level 2 or Level 3.

4.	Equity-Based Compensation

We granted 467,526 and 337,684 restricted stock units (“RSUs”) during the three months ended March 31, 2018 and 2017, respectively. We recorded equity-based compensation expense related to RSUs of $4.3 million and $4.5 million during the three months ended March 31, 2018 and 2017, respectively.

A summary of changes in unvested shares/units for the three months ended March 31, 2018 is as follows:

Number of shares/units
Outstanding at December 31, 2017	1,036,635
Granted	467,526
Vested	(345,257)
Forfeited	(127,915)
Outstanding at March 31, 2018	1,030,989

5.	Income Taxes

Our effective tax rate was 20.7% and 31.7% for the three months ended March 31, 2018 and 2017, respectively. The decrease in our effective tax rate for the three months ended March 31, 2018 was primarily due to the reduction of the US statutory tax rate from 35% to 21%, partially offset by a decrease of $1.2 million in excess tax benefits on restricted stock vestings.  We also reduced our provisional one-time estimate for the impact of the U.S. tax reform discussed below by $0.3 million.

U.S. Tax Reform

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (“the Act”). The Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. We have made a reasonable estimate of the effects of the Act as of March 31, 2018. We will continue to make and refine our calculations as we complete additional analysis. Our estimates may also be affected as we gain a more thorough understanding of the tax law and more guidance/technical corrections are released by the IRS and/or Congress. These changes could be material to income tax expense.

In December 2017, we recorded a provisional estimate of $3.3 million for the one-time deemed repatriation transition tax on unrepatriated foreign earnings. The one-time transition tax is based on our total earnings and profits (E&P) which we deferred from US income taxes under previous US law. As we continue to refine our E&P analysis, we will refine our calculations of the one-time transition tax, which could affect the measurement of this liability.  We have not provided additional income taxes for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in its foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations.

In December 2017, we also recorded a provisional write-down to deferred tax assets of $0.7 million related to changes in section 162(m), Internal Revenue Code of 1986, regarding deductions for excessive employee compensation. We continue to gather and analyze information, including the definition of an employee contract for stock grants not vested as of the enactment date of the Act.  We reduced this estimate by $0.3 million during the three months ended March 31, 2018.

The Act also subjects a US shareholder to tax on global intangible low taxed income (GILTI) earned by certain foreign subsidiaries.  The FASB Staff provided additional guidance to address the accounting for the effects of the provisions related to the taxation of GILTI, noting that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period cost only.  Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At March 31, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our annual effective tax rate and have not provided additional GILTI on deferred items.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification (ASC 740). For the three months ended March 31, 2018, there were no material changes to our uncertain tax positions. There has been no change to our policy that recognizes potential interest and penalties related to uncertain tax positions within our global operations in income tax expense.

We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business Manhattan is subject to examination by taxing authorities throughout the world.  We are no longer subject to U.S. federal, substantially all state and local income tax examinations and substantially all non-US income tax examinations for years before 2012.

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)

Net income	$22,652	$28,224
Earnings per share:
Basic	$0.34	$0.40
Effect of CESs	(0.01)	-
Diluted	$0.33	$0.40

Weighted average number of shares:
Basic	67,553	69,973
Effect of CESs	183	274
Diluted	67,736	70,247

The number of anti-dilutive CESs during 2018 and 2017 was immaterial.

7.	Contingencies

From time to time, we may be involved in litigation relating to claims arising out of its ordinary course of business, and occasionally legal proceedings not in the ordinary course. Many of our installations involve products that are critical to the operations of our clients’ businesses. Any failure in a Company product could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances. We are not currently a party to any legal proceedings the result of which we believe likely to have a material adverse impact upon our business, financial position, results of operations, or cash flows. We expense legal costs associated with loss contingencies as such legal costs are incurred.

8.	Operating Segments

We manage our business by geographic segment. We have three geographic reportable segments: North America and Latin America (the “Americas”); Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). All segments derive revenue from the sale and implementation of our supply chain commerce solutions.  The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain commerce. We use the same accounting policies for each reportable segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each reportable segment.

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reportable segments. The royalties, which totaled approximately $1.0 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively, are included in cost of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geographical-based costs consist of costs of professional services personnel, direct sales and marketing expenses, cost of infrastructure to support the employees and customer base, billing and financial systems, management and general and administrative support.  There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas segment’s costs are all research and development costs, including the costs associated with our India operations.

The following table presents the revenues, expenses and operating income by reportable segment for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018				2017
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$3,491	$1,800	$2,264	$7,555	$10,625	$9,373	$1,279	$21,277
Cloud subscriptions	4,103	366	-	4,469	1,496	-	-	1,496
Maintenance	29,442	5,016	1,939	36,397	27,629	4,024	1,723	33,376
Services	64,188	11,982	2,587	78,757	65,806	9,963	4,012	79,781
Hardware	3,391	-	-	3,391	7,559	-	-	7,559
Total revenue	104,615	19,164	6,790	130,569	113,115	23,360	7,014	143,489

Costs and Expenses:
Cost of revenue	44,147	10,013	3,634	57,794	48,588	9,391	3,642	61,621
Operating expenses	38,193	3,489	1,061	42,743	33,736	3,086	1,064	37,886
Depreciation and amortization	1,957	187	58	2,202	2,078	129	55	2,262
Total costs and expenses	84,297	13,689	4,753	102,739	84,402	12,606	4,761	101,769
Operating income	$20,318	$5,475	$2,037	$27,830	$28,713	$10,754	$2,253	$41,720

The majority of our software license revenue (70-80%) relates to our warehouse management product group.  Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel and transportation management solutions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2018 and 2017, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three months ended March 31, 2018, we generated $130.6 million in total revenue, respectively, with a revenue mix of: license 6%; cloud subscriptions 3%; maintenance 28%; services 60% and hardware 3% for the three months ended March 31, 2018.

We have three geographic reportable segments: North America and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $39.0 million for the three months ended March 31, 2018, which represents approximately 30% of our total revenue. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2018, we employed approximately 2,800 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Our transition to a cloud subscription model and shifting industry dynamics and economic uncertainty in retail negatively impacted our revenue and earnings growth in fiscal 2017. We expect going forward, these factors, and macroeconomic conditions as a whole, may continue to impact revenue and earnings growth. The pace at which the market for our products transitions from perpetual, on-premises installation to cloud subscriptions, which result in revenue recognition spread out over the subscription period rather than up front recognition, and the lead times for developing new business, which can be long for our products, can cause uncertainty for our future expectations, particularly with respect to our ability to accurately forecast bookings and revenues from quarter to quarter and over the longer term.

As we move into 2018, we have set five strategic goals:

•	Focus on our customer success and driving sustainable growth;
•	Continue to aggressively invest in innovation to expand our products and total addressable market;
•	Continue to develop and grow our cloud operations and cloud subscription revenue;
•	Expand our Manhattan Active Omni/Point-of-Sale/Customer Engagement Business; and
•	Expand our global sales and marketing teams.

Cloud Subscription

Historically, our software licenses were sold as perpetual licenses, under which customers own the software license and revenue is recognized at the time of sale. In 2017, we released Manhattan Active™ Solutions, accelerating our business transition to cloud subscriptions Under a cloud subscription, customers pay a periodic fee for the right to use our software within a cloud-based environment that we provide and manage over a specified period of time. As part of our subscription program, we allow our existing customers to convert their maintenance contracts to cloud subscription contracts. While it is early in our transition, a few customers converted their maintenance contracts to subscriptions in 2017 and in the three months ended March 31, 2018, and we believe there will be potential opportunities to convert existing maintenance contracts to cloud subscription contracts in 2018 and beyond.

With the launch of Manhattan Active™ Solutions, the transition to a cloud subscription model has had, and will continue to have, an adverse impact on revenue, earnings and cash flow relative to periods in which we primarily sold perpetual licenses. This effect will continue until a stable, recurring mix of perpetual license to cloud subscription revenues develops.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three months ended March 31, 2018, approximately 70% of our total revenue was generated in the United States, 15% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions investment is spent in the United States and Western Europe; consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results. We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software often is a part of a much larger capital commitment associated with facilities expansion and business improvement.

We target market verticals with significant logistics and distribution complexity, which include retail, consumer goods ship to retail, food and beverage, industrial, wholesale, high tech electronics, life sciences and logistics service providers. Our largest market, retail, is experiencing significant business disruption and transformation primarily driven by digital commerce. We believe retail businesses transforming from traditional retail bricks and mortar to a technology enabled omni-channel commerce company will be a multi-year trend. While this disruption presents significant opportunity for our company, the complexity of change is extending sales cycles for large license sales and cloud subscriptions. Delays with respect to such decisions can have a material adverse impact on our business, and may further intensify competition in our already highly competitive markets.

Delays with respect to such decisions can have a material adverse impact on our business, and may further intensify competition in our already highly competitive markets.

While we are encouraged by our results, we, along with many of our customers, still remain cautious regarding the pace of global economic growth. We believe global geopolitical and economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it challenging to forecast sales cycles for our products and the timing of large enterprise software license and cloud subscription sales.

Revenue

License and Cloud Subscription Revenue. License revenue and cloud subscriptions revenue, leading indicators of our business performance, are primarily derived from software license and cloud subscription fees customers pay for supply chain commerce solutions. License revenue totaled $7.6 million, or 6% of total revenue, with gross margins of 82.7% for the three months ended

March 31, 2018. For the three months ended March 31, 2018, the percentage mix of new to existing customers for the license revenue was approximately 35/65.

During the past years, the overall trend has been steady for our large license sales, however during 2017, we began experiencing extended sales cycles and evaluations with greater focus on capital prioritization as retailers restructure and transform their omni-channel/digital commerce businesses. In addition, during 2017, we introduced Manhattan Active Solutions, our cloud-based solutions, and began to see our customer’s transition from perpetual software licenses to cloud based services solutions. For the three months ended March 31, 2018, cloud subscriptions revenue totaled $4.5 million, or 3% of total revenue. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically 36 to 60 months.

License and cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles, and the timing of the closing of a few large license transactions can have a material impact on our quarterly license and cloud subscription revenues, operating profit, operating margins, and earnings per share. For example, $0.9 million of license revenue in the first quarter of 2018 equates to approximately one cent of diluted earnings per share impact.

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

Maintenance Revenue. Our maintenance revenue for the three months ended March 31, 2018 totaled $36.4 million, or 28% of total revenue. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. The growth of maintenance revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services Revenue. Services revenue for the three months ended March 31, 2018 totaled $78.8 million, or 60% of total revenue. Our consolidated operating margin profile may be lower than those of various other technology companies due to our large services revenue mix as a percentage of total revenue. While we believe our services margins are very strong, they do lower our overall operating margin profile as services margins are inherently lower than license revenue margins.

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

Service revenue also includes reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to service revenue was $3.5 million for three months ended March 31, 2018.

Hardware Revenue. Our hardware revenue totaled $3.4 million, representing 3% of total revenue for the three months ended March 31, 2018. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our research and development expenses were $17.1 million for the three months ended March 31, 2018.

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

Cash Flow and Financial Condition

For the three months ended March 31, 2018, we generated cash flow from operating activities of $51.3 million. Our cash and cash equivalents at March 31, 2018 totaled $119.0 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be funding investment in R&D and operations to drive earnings growth and repurchases of our common stock.

We repurchased 1,157,696 shares of Manhattan Associates’ outstanding common stock for approximately $50.0 million, under our repurchase program during the three months ended March 31, 2018. In April 2018, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of Manhattan Associates’ outstanding common stock.

For the remainder of 2018, we anticipate that our priorities for the use of cash will be in continued investment in product development and growth of the business. We expect to continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We also expect to continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in the remainder of 2018 for general corporate purposes.

Results of Operations

The following table summarizes our consolidated results for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)

Revenue	$130,569	$143,489
Costs and expenses	102,739	101,769
Operating income	27,830	41,720
Other income (loss), net	721	(371)
Income before income taxes	28,551	41,349
Net income	$22,652	$28,224
Diluted earnings per share	$0.33	$0.40
Diluted weighted average number of shares	67,736	70,247

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geographical-based expenses include costs of personnel, direct sales, and marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that are not charged to the other segments, including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas segment costs are all research and development costs, including the costs associated with our India operations. During the three months ended March 31, 2018 and 2017, we derived the majority of our revenues from sales to customers within our Americas segment. The following table summarizes revenue and operating profit by segment:

	Three Months Ended March 31,
	2018	2017	% Change vs. Prior Year
Revenue:	(in thousands)
Software license
Americas	3,491	10,625	-67%
EMEA	1,800	9,373	-81%
APAC	2,264	1,279	77%
Total software license	7,555	21,277	-64%

Cloud subscriptions
Americas	4,103	1,496	174%
EMEA	366	-	N/A
APAC	-	-	-
Total cloud subscriptions	4,469	1,496	199%

Maintenance
Americas	29,442	27,629	7%
EMEA	5,016	4,024	25%
APAC	1,939	1,723	13%
Total maintenance	36,397	33,376	9%

Services
Americas	64,188	65,806	-2%
EMEA	11,982	9,963	20%
APAC	2,587	4,012	-36%
Total services	78,757	79,781	-1%

Hardware
Americas	3,391	7,559	-55%
EMEA	-	-	-
APAC	-	-	-
Total hardware and other	3,391	7,559	-55%

Total Revenue
Americas	104,615	113,115	-8%
EMEA	19,164	23,360	-18%
APAC	6,790	7,014	-3%
Total revenue	$130,569	$143,489	-9%

Operating income:
Americas	20,318	28,713	-29%
EMEA	5,475	10,754	-49%
APAC	2,037	2,253	-10%
Total operating income	$27,830	$41,720	-33%

Summary of the First Quarter 2018 Condensed Consolidated Financial Results

•	Diluted earnings per share was $0.33 in the first quarter of 2018, compared to $0.40 in the first quarter of 2017.
•

Consolidated total revenue was $130.6 million in the first quarter of 2018, compared to $143.5 million in the first quarter of 2017. License revenue was $7.6 million in the first quarter of 2018, compared to $21.3 million in the first quarter of 2017. Cloud subscription revenue was $4.5 million for the first quarter of 2018, compared to $1.5 million in the first quarter of 2017.

•	Operating income was $27.8 million in the first quarter of 2018, compared to $41.7 million in the first quarter of 2017.
•

Cash flow from operations was $51.3 million in the first quarter of 2018, compared to $61.3 million in the first quarter of 2017. Days sales outstanding was 59 days at both March 31, 2018 and December 31, 2017.

•	Cash and investments on-hand was $119.0 million at March 31, 2018, compared to $125.5 million at December 31, 2017.
•

During the three months ended March 31, 2018, we reduced our common shares outstanding by approximately 1.5%; repurchased approximately 1.2 million shares of our common stock, under the share repurchase program authorized by our Board of Directors, for a total investment of $50.0 million. In April 2018, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

The consolidated results of our operations for the first quarters of 2018 and 2017 are discussed below.

Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2018	2017	Prior Year	2018	2017
	(in thousands)

Software license	$7,555	$21,277	-64%	6%	15%
Cloud subscriptions	4,469	1,496	199%	3%	1%
Maintenance	36,397	33,376	9%	28%	23%
Services	78,757	79,781	-1%	60%	56%
Hardware and other	3,391	7,559	-55%	3%	5%
Total revenue	$130,569	$143,489	-9%	100%	100%

Our revenue consists of fees generated from the licensing, cloud subscriptions, maintenance, fees from professional services, and hardware sales.

Software License Revenue.  License revenue decreased $13.7 million, or 64%, in the first quarter of 2018 compared to the same quarter in the prior year. The decrease was influenced by (1) some extended sales cycles and evaluations , and (2) our business transition to cloud subscriptions that resulted in traditional perpetual license deals closing as cloud deals based on customer demand. The license sales percentage mix across our product suite in the first quarter ended March 31, 2018 was approximately 80% warehouse management solutions and 20% non-warehouse management solutions.

Cloud Subscription Revenue. In 2017, we released Manhattan Active™ Solutions accelerating our business transition to cloud subscriptions. As a result, cloud subscriptions revenue increased $3.0 million, or 199% in the first quarter of 2018 compared to the same quarter in the prior year, as customers began to purchase our SaaS offerings in lieu of a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. The Americas and EMEA segment recognized $4.1 million and $0.4 million in cloud subscriptions revenue, respectively.

Maintenance Revenue. Maintenance revenue increased $3.0 million, or 9%, in the first quarter of 2018 compared to the same quarter in the prior year, primarily due to an increase in the first-year maintenance revenue; combined with our annual renewal rate of customers subscribing to maintenance of greater than 90%; and increases in the maintenance renewal prices. The Americas, EMEA and APAC segment increased $1.8 million, $1.0 million and $0.2 million, respectively, in the first quarter of 2018 compared to the same quarter of 2017.

Services Revenue. Services revenue decreased $1.0 million, or 1%, in the first quarter of 2018 compared to the same quarter in the prior year. Services revenue for the Americas and APAC segments decreased $1.6 million and $1.4 million, respectively, and services revenue for the EMEA segment increased $2.0 million, in the first quarter of 2018 compared to the same quarter of 2017. The decline in services revenue in the Americas and APAC segments was primarily due to lower license revenue for the Americas segment, some retail customers delaying project implementations and upgrades, combined with our Services teams operating at high efficiency improving the speed of implementations. The increase in services revenue in the EMEA segment is primarily due to a solid license deal activity and customer-specific initiatives in conjunction with customer upgrade activity.

Service revenue includes reimbursements for professional service travel expenses that are required to be classified as revenue. Reimbursements by customers for out-of-pocket expenses were approximately $3.5 million and $4.3 million for the three months ended March 31, 2018 and 2017, respectively.

Hardware Revenue. Hardware sales decreased by $4.2 million to $3.4 million in the first quarter of 2018 compared to $7.6 million for the same quarter in the prior year, primarily due to the new revenue recognition standard (ASC 606) adoption. We adopted the new standard as of January 1, 2018 and elected to use the modified retrospective method. Historical hardware sales prior to the adoption of ASC 606 were recorded on a gross basis, as we were the principal in the transaction in accordance with ASC 605-45. Under the new standard, we are an agent in the transaction as we do not physically control the hardware which we sell. Accordingly, starting January 1, 2018, we recognize our hardware revenue net of related cost which reduces both hardware revenue and cost of sales as compared to our accounting prior to 2018. For comparison purposes only, had we implemented ASC 606 using the full retrospective method, we would have also presented hardware revenue net of cost for prior period as shown below.

	Three Months Ended March 31,
	2018	2017	% Change vs. Prior Year

Hardware Revenue (Pre ASC 606 Adoption)	$11,224	$7,559	48%
Cost of hardware	(7,833)	(5,370)	46%
Hardware Revenue, net (Post ASC 606 Adoption)	$3,391	$2,189	55%

All hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended March 31,
	2018	2017	% Change vs. Prior Year
Cost of software license	$1,308	$1,352	-3%
Cost of cloud subscriptions, maintenance and services	56,486	54,899	3%
Cost of hardware	-	5,370	-100%
Total cost of revenue	$57,794	$61,621	-6%

Cost of Software License. Cost of license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license remained flat in the first quarter of 2018 compared to the same quarter of 2017.

Cost of Cloud Subscriptions, Maintenance and Services. Cost of cloud subscriptions, maintenance and services consists primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $1.6 million, or 3%, increase in the quarter ended March 31, 2018 compared to the same quarter in the prior year was principally due a $1.7 million increase in computer costs related to cloud business transition.

Cost of Hardware. We adopted the new revenue recognition standard as of January 1, 2018. Accordingly, we recognize our hardware revenue net of related cost which reduces both hardware revenue and cost of sales as compared to our accounting prior to 2018. Had we presented the results of the first quarter of 2017 under ASC 606, cost of hardware would have been zero as we had recognized our hardware revenue net of related cost.

Operating Expenses

	Three Months Ended March 31,
	2018	2017	% Change vs. Prior Year
	(in thousands)

Research and development	$17,059	$14,225	20%
Sales and marketing	12,884	11,789	9%
General and administrative	12,800	11,872	8%
Depreciation and amortization	2,202	2,262	-3%
Operating expenses	$44,945	$40,148	12%

Research and Development.  Research and development expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses for the quarter ended March 31, 2018 increased by $2.8 million, or 20%, as compared to the same quarter of 2017 principally due to a $1.7 million increase in compensation and other-personnel related expenses resulting from increased headcount to support R&D activities, a $0.4 million increase in performance-based compensation expense, and a $0.3 million increase in computer costs.

Our principal R&D activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omni-Channel including cloud-based solutions, point-of-sale and tablet retailing.

For each of the quarters ended March 31, 2018 and 2017, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Sales and Marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses for the quarter ended March 31, 2018 increased by $1.1 million, or 9%, as compared to the same quarter in the prior year, primarily due to increased marketing program and campaign expense.

General and Administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased by $0.9 million, or 8%, in the current year quarter compared to the same quarter in the prior year, primarily due to a $0.8 million increase compensation and other-personnel related expenses.

Depreciation and Amortization.  Depreciation expense for the first quarter of 2018 and 2017 amounted to $2.1 million and $2.2 million, respectively. Amortization expense associated with acquisitions for the three months ended March 31, 2018 and 2017 was immaterial.

Operating Income

Operating income for the first quarter of 2018 was $27.8 million compared to $41.7 million for the first quarter of 2017. Operating margins were 21.3% for the first quarter of 2018 versus 29.1% for the same quarter in the prior year. Operating income and margin decreased primarily due to our cloud transition, lower license revenue, and our annual salary and performance-based compensation increases in the first quarter of 2018.

Other Income and Income Taxes

	Three Months Ended March 31,
	2018	2017	% Change vs.

Other income (loss), net	$721	$(371)	294%
Income tax provision	5,899	13,125	-55%

Other Income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $1.1 million in first quarter of 2018 compared to the same quarter of 2017 primarily due to an increase in foreign currency gains related to the fluctuation of the U.S. dollar relative to other foreign currencies, principally the Indian Rupee.

Income Tax Provision.  Our effective income tax rate was 20.7% and 31.7% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the effective income tax rate was primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017 that reduced the U.S. federal corporate income tax rate to 21% from 35%, partially offset by a decrease of $1.2 million in excess tax benefits on restricted stock vesting.

Liquidity and Capital Resources

In the first three months of 2018, we funded our business through cash flow generated from operations. Our cash and cash equivalents as of March 31, 2018 included $65.1 million held in the U.S. and $53.9 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations, and we do not intend to repatriate foreign funds to the U.S. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes due to the enactment of the Tax Cuts and Jobs Act in December 2017, but could be subject to additional local withholding taxes.

Our operating activities generated cash flow of approximately $51.3 million and $61.3 million for the three months ended March 31, 2018 and 2017, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the first quarter of 2018 decreased $10.0 million compared to the same quarter in 2017 primarily attributable to lower revenue and net earnings as well as the timing of cash collections.

Our investing activities used cash of approximately $14.8 million and $12.4 million during the three months ended March 31, 2018 and 2017, respectively. The uses of cash for investing activities for the three months ended March 31, 2018 were $12.6 million in net purchases of short-term investments and $2.2 million in capital expenditures to support company growth. The primary use of cash for investing activities for the three months ended March 31, 2017 was $11.6 million in net purchases of short-term investments and a $0.8 million in capital expenditures.

Our financing activities used cash of approximately $55.8 million and $56.6 million for the three months ended March 31, 2018 and 2017, respectively. The use of cash for financing activities for the three months ended March 31, 2018 was to purchase approximately $55.8 million of our common stock, including $5.8 million in shares withheld for taxes due upon vesting of restricted stock units. The principal use of cash for financing activities for the three months ended March 31, 2017 was to purchase approximately $56.6 million of our common stock, including $6.6 million in shares withheld for taxes due upon vesting of restricted stock units.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In the remainder of 2018, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements in the remainder of 2018 for general corporate purposes.

Critical Accounting Policies and Estimates

In the first three months of 2018, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2017 other than the adoption of the new revenue recognition standard (ASC 606).

Revenue Recognition

We recognize revenue when we transfer control of the promised products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.  We derive our revenue from software licenses, cloud subscriptions, customer support services and software enhancements (“maintenance”), implementation and training services, and sales of hardware. We exclude sales and usage-based taxes from revenue.

Nature of Products and Services

Our perpetual software licenses provide the customer with a right to use the software as it exists at the time of purchase.  We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer.

Cloud subscriptions includes software as a service (“SaaS”) and arrangements which provide customers with the right to use our software within a cloud-based environment that we provide and manage where the customer does not have the right to take possession of the software without significant penalty.  SaaS and hosting revenues are recognized ratably over the contract period. For contracts that include a perpetual license and hosting services, the initial non-cancellable hosting period generally results in the arrangement being considered an overall service.  The license fee which is typically due at the outset of the arrangement provides the customer with a material right upon renewal of the service and thus is recognized over the customer relationship period.

Our perpetual software licenses are typically sold with maintenance under which we provide a comprehensive 24 hours per day, 365 days per year program that provides customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months.

Our services revenue consists of fees generated from implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services include system planning, design, configuration, testing, and other software implementation support, and are typically optional and distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. In certain situations, we render professional services under agreements based upon a fixed fee for portions of or all of the engagement. Revenue related to fixed-fee-based services contracts is recognized over time based on the proportion performed.

As part of a complete solution, our customers periodically purchase hardware products developed and manufactured by third parties from us for use with the software licenses purchased from us. These products include computer hardware, radio frequency terminal networks, radio frequency identification (RFID) chip readers, bar code printers and scanners, and other peripherals. As we do not physically control the hardware which we sell, we are acting as an agent in the transaction and recognize our hardware revenue net of related cost. We recognize hardware revenue when control is transferred to the customer upon shipment.

Significant Judgements

Our contracts with customers typically contain promises to transfer multiple products and services to a customer. Judgement is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. We allocate the transaction price to the distinct performance obligations based on relative standalone selling price (“SSP”). We estimate SSP based on the prices charged to customers, or by using information such as market conditions and other observable inputs. However, the selling price of our software licenses is highly variable. Thus, we estimate SSP for software licenses using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.

Contract Balances

Timing of invoicing to customers may differ from timing of revenue recognition. Payment term for our software licenses vary. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our customers.  Cloud subscriptions and maintenance are typically billed annually in advance. Services are typically billed monthly as performed.  In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we are applying the practical expedient to exclude from consideration any contracts with payment terms of one year or less as we rarely offer terms extending beyond one year.

Deferred revenue mainly represents amounts collected prior to having completed performance of maintenance, cloud subscriptions and professional services.

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to expectations about global macroeconomic trends and industry developments, plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this quarterly report, the words “may,” “expect,” “forecast,” “anticipate,” “intend,” “plan,” “believe,” “could,” “seek,” “project,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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
•

other risks described under the heading “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, as these may be updated from time to time in subsequent quarterly reports.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the Quantitative and Qualitative Disclosures about Market Risk previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding our common stock repurchases under our publicly-announced repurchase program for the quarter ended March 31, 2018.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that May Yet
	Number of	Price Paid	as Part of Publicly	Be Purchased Under
	Shares	per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
January 1 - January 31, 2018	-	$-	-	$50,000,000
February 1 - February 28, 2018	568,676	42.20	568,676	26,004,481
March 1 - March 31, 2018	589,020	44.10	589,020	27,968
Total	1,157,696		1,157,696

In April 2018, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

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

MANHATTAN ASSOCIATES, INC.

Date:	April 27, 2018	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2018	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)