Form 10-Q
period 2018-06-30
MANHATTAN ASSOCIATES INC
filed 2018-07-26
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the Registrant’s class of capital stock outstanding as of July 23, 2018, the latest practicable date, is as follows: 65,760,338 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended June 30, 2018

TABLE OF CONTENTS

PART I

	Financial Information

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017		3

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017 (unaudited)		4

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (unaudited)		5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited)		6

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2018 (unaudited) and for the twelve months ended December 31, 2017		7

Notes to Condensed Consolidated Financial Statements (unaudited)		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30

Item 4.	Controls and Procedures.	30

	PART II

	OTHER INFORMATION

Item 1.	Legal Proceedings.	31

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 3.	Defaults Upon Senior Securities.	32

Item 4.	Mine Safety Disclosures.	32

Item 5.	Other Information.	32

Item 6.	Exhibits.	32

Signatures.		34

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,034	$125,522
Short-term investments	4,392	-
Accounts receivable, net of allowance of $2,753 and $2,692, respectively	99,112	92,231
Prepaid expenses and other current assets	22,192	10,320
Total current assets	204,730	228,073

Property and equipment, net	15,323	15,493
Goodwill, net	62,244	62,248
Deferred income taxes	606	1,877
Other assets	9,592	7,304
Total assets	$292,495	$314,995

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,192	$14,028
Accrued compensation and benefits	25,393	15,826
Accrued and other liabilities	11,029	12,105
Deferred revenue	90,413	75,068
Income taxes payable	-	7,228
Total current liabilities	148,027	124,255

Other non-current liabilities	15,226	15,784

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2018 and 2017	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 65,759,735 and 67,776,138 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	658	678
Retained earnings	143,994	186,117
Accumulated other comprehensive loss	(15,410)	(11,839)
Total shareholders' equity	129,242	174,956
Total liabilities and shareholders' equity	$292,495	$314,995

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Software license	$12,973	$20,064	$20,528	$41,341
Cloud subscriptions	5,377	2,378	9,846	3,874
Maintenance	36,993	35,959	73,390	69,335
Services	82,267	85,327	161,024	165,108
Hardware	4,261	10,413	7,652	17,972
Total revenue	141,871	154,141	272,440	297,630
Costs and expenses:
Cost of license	2,096	1,438	3,404	2,790
Cost of cloud subscriptions, maintenance and services	56,985	53,109	113,471	108,008
Cost of hardware	-	7,766	-	13,136
Research and development	18,176	14,102	35,235	28,327
Sales and marketing	13,809	11,732	26,693	23,521
General and administrative	12,885	11,387	25,685	23,259
Depreciation and amortization	2,235	2,326	4,437	4,588
Restructuring charge	-	3,022	-	3,022
Total costs and expenses	106,186	104,882	208,925	206,651
Operating income	35,685	49,259	63,515	90,979
Other income (loss), net	986	(68)	1,707	(439)
Income before income taxes	36,671	49,191	65,222	90,540
Income tax provision	9,003	18,047	14,902	31,172
Net income	$27,668	$31,144	$50,320	$59,368

Basic earnings per share	$0.42	$0.45	$0.75	$0.85
Diluted earnings per share	$0.42	$0.45	$0.75	$0.85

Weighted average number of shares:
Basic	66,429	69,227	66,987	69,610
Diluted	66,535	69,421	67,132	69,844

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$27,668	$31,144	$50,320	$59,368
Foreign currency translation adjustment	(3,402)	878	(3,571)	2,772
Comprehensive income	$24,266	$32,022	$46,749	$62,140

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Operating activities:
Net income	$50,320	$59,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,437	4,588
Equity-based compensation	9,270	7,268
(Gain) loss on disposal of equipment	(37)	9
Deferred income taxes	803	1,966
Unrealized foreign currency (gain) loss	(1,359)	42
Changes in operating assets and liabilities:
Accounts receivable, net	(7,913)	5,243
Other assets	(5,217)	(2,985)
Accounts payable, accrued and other liabilities	15,846	(2,117)
Income taxes	(14,300)	(9,336)
Deferred revenue	16,244	8,549
Net cash provided by operating activities	68,094	72,595

Investing activities:
Purchase of property and equipment	(4,055)	(2,703)
Net purchases of investments	(5,196)	(9,457)
Net cash used in investing activities	(9,251)	(12,160)

Financing activities:
Purchase of common stock	(103,714)	(81,620)
Net cash used in financing activities	(103,714)	(81,620)

Foreign currency impact on cash	(1,617)	2,274

Net change in cash and cash equivalents	(46,488)	(18,911)
Cash and cash equivalents at beginning of period	125,522	95,615
Cash and cash equivalents at end of period	$79,034	$76,704

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2016 (audited)	70,233,955	$702	$-	$184,558	$(15,894)	$169,366
Repurchase of common stock	(2,829,850)	(28)	(18,050)	(113,629)	-	(131,707)
Restricted stock units issuance	372,033	4	(4)	-	-	-
Equity-based compensation	-	-	16,229	-	-	16,229
Adjustment due to adoption of ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting	-	-	1,825	(1,293)	-	532
Foreign currency translation adjustment	-	-	-	-	4,055	4,055
Net income	-	-	-	116,481	-	116,481
Balance, December 31, 2017 (audited)	67,776,138	678	-	186,117	(11,839)	174,956
Repurchase of common stock	(2,352,312)	(24)	(9,266)	(94,424)	-	(103,714)
Restricted stock units issuance	335,909	4	(4)		-	-
Equity-based compensation			9,270		-	9,270
Adjustment due to adoption of ASC 2014-09 Revenue from Contracts with Customers (Topic 606)				1,981	-	1,981
Foreign currency translation adjustment					(3,571)	(3,571)
Net income				50,320		50,320
Balance, June 30, 2018 (unaudited)	65,759,735	$658	$-	$143,994	$(15,410)	$129,242

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our,”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2017.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain line items in prior period financial statements have been reclassified to conform to the current period presentation in the condensed consolidated statements of income due to our business transition from perpetual software license to cloud subscriptions. We believe separate disclosures of our software license, cloud subscription, maintenance and service revenue are meaningful to investors and provide important measures of our business performance. Certain line items in prior period financial statements have been reclassified to conform to the current period presentation in the condensed consolidated statements of income, including: all revenue line items; cost of license; cost of cloud subscriptions, maintenance and services; and cost of hardware. Such reclassifications did not affect total revenues, operating income or net income.

New Accounting Pronouncements Adopted in Fiscal Year 2018

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue Recognition – Revenue from Contracts with Customers (Topic 606), which, along with its subsequent amendments, replaced substantially all revenue recognition guidance. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other standards.

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results of reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the previous revenue recognition standard (Topic 605).  Historical hardware sales prior to the adoption of Accounting Standards Codification (ASC) 606 were recorded on a gross basis, as we were the principal in the transaction in accordance with ASC 605-45. Under the new standard, we are an agent in the transaction as we do not physically control the hardware which we sell; accordingly, we recognize our hardware revenue net of related cost which reduces both hardware revenue and cost of sales as compared to our accounting prior to 2018. Otherwise, the adoption of ASC 606 does not have a material impact on the measurement or recognition of revenue in any prior or current reporting periods.

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

Had we presented the results for the three and six months ended June 30, 2018 under Topic 605, we would have presented hardware revenue gross which would have increased hardware revenue and cost of hardware each by $12.0 million and $19.8 million, respectively. We would have also expensed all sales commissions upon contract completion which would have increased sales and marketing expense by $0.6 million and $0.8 million for the three and six months ended June 30, 2018, respectively.

New Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which established new ASC Topic 842, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet—the new standard will require both types of leases to be recognized on the balance sheet. ASC 842 also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Our leasing activity is primarily related to office space. For public companies, this guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, but may be adopted earlier. We expect to adopt the standard in the first quarter of 2019 on a modified prospective basis and are currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements. The adoption will increase our total assets and liabilities.

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

Cloud subscriptions includes software as a service (“SaaS”) and arrangements which provide customers with the right to use our software within a cloud-based environment that we provide and manage where the customer does not have the right to take possession of the software without significant penalty. SaaS and hosting revenues are recognized ratably over the contract period. For contracts that include a perpetual license and hosting services, we generally consider the arrangement as an overall service, recognized over the initial hosting term.  The software license fee typically due at the outset of the arrangement is not payable again if the customer renews the hosting services, so that the customer’s option to renew the hosting services is a material right, the revenue from which, if the option is exercised, we will recognize over the applicable renewal period.

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

Our services revenue consists of fees generated from implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services include system planning, design, configuration, testing, and other software implementation support, and are typically optional and distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. In certain situations, we render professional services under agreements based upon a fixed fee for portions of or all of the engagement. Revenue related to fixed-fee-based services contracts is recognized over time based on the proportion performed. The total amount of expense reimbursement included in services revenue was $4.2 million and $4.5 million for the three months ended June 30, 2018 and 2017, respectively, and $7.7 million and $8.8 million for the six months ended June 30, 2018 and 2017, respectively.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of maintenance, cloud subscriptions and professional services. $21.7 million and $53.4 million of revenue that was included in the deferred revenue balance as of December 31, 2017 was recognized during the three and six months ended June 30, 2018, respectively. $36.2 million of revenue that was included in the deferred revenue balance as of March 31, 2018 was recognized during the three months ended June 30, 2018.

There was no revenue recognized during the three and six months ended June 30, 2018 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of June 30, 2018, approximately $58.4 million of revenue is expected to be recognized from remaining performance obligations for cloud subscriptions and maintenance contracts with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately two-thirds of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $2.6 million and $2.8 million for the three and six months ended June 30, 2018, respectively. In estimating the allowance for doubtful accounts, we consider the age of the accounts receivable, our historical write-offs, and the creditworthiness of the customer, among other factors. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year.  We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $2.5 million as of June 30, 2018. Sales commission expense is included in Sales and Marketing expense in the accompanying consolidated statement of operations. Amortization of sales commissions was $0.2 million $0.4 million for the three and six months ended June 30, 2018, respectively. No impairment losses were recognized during the periods.

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

At June 30, 2018, our cash, cash equivalents, and short-term investments were $67.1 million, $11.9 million, and $4.4 million, respectively. We currently have no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. At June 30, 2018 and December 31, 2017, we had $9.6 million and $10.5 million, respectively, in money market funds, which are classified at Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. We have no investments classified at Level 2 or Level 3.

4.	Equity-Based Compensation

We granted 41,481 and 23,307 restricted stock units (“RSUs”) during the three months ended June 30, 2018 and 2017, respectively, and, during the six months ended June 30, 2018 and 2017, granted 509,007 and 360,991 RSUs, respectively. Equity-based compensation expense related to RSUs was $5.0 million and $2.8 million during the three months ended June 30, 2018 and 2017, respectively, and $9.3 million and $7.3 million during the six months ended June 30, 2018 and 2017, respectively.

A summary of changes in unvested shares/units for the six months ended June 30, 2018 is as follows:

Number of shares/units
Outstanding at December 31, 2017	1,036,635
Granted	509,007
Vested	(368,764)
Forfeited	(172,023)
Outstanding at June 30, 2018	1,004,855

5.	Income Taxes

Our effective tax rate was 24.6% and 36.7% for the quarters ended June 30, 2018 and 2017, respectively, and 22.8% and 34.4% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended June 30, 2018 is a result of the reduction of the U.S. statutory tax rate from 35% to 21%.  The decrease in the effective tax rate for the six months ended June 30, 2018 primarily relates to the reduction of the U.S. statutory tax rate from 35% to 21%, partially offset by a decrease of $1.3 million in excess tax benefits on restricted stock vesting.  We also reduced our provisional one-time estimate for the impact of tax reform discussed below by $0.3 million.

U.S. Tax Reform

On December 22, 2017, the United States enacted tax reform legislation pursuant to the Tax Cuts and Jobs Act (the Act). The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  We are applying the guidance in Staff Accounting Bulletin (SAB) 118 when accounting for the enactment-date effects of the Act. At June 30, 2018, we have made a reasonable estimate of the effects of the Act. We will continue to make and refine our calculations as we complete additional analysis. Our estimates may also be affected as we gain a more thorough understanding of the tax law, as more guidance/technical corrections are released by the Internal Revenue Service (IRS) and/or Congress. These changes could be material to income tax expense.

In December 2017, we recorded a provisional estimate of $3.3 million for the one-time deemed repatriation transition tax on unrepatriated foreign earnings. The one-time transition tax is based on our total earnings and profits (E&P) which we deferred from the U.S. income taxes under the previous U.S. law. As we continue to refine our E&P analysis, we will refine our calculations of the one-time transition tax, which could affect the measurement of this liability.  We have not provided additional income taxes for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations.

In December 2017, we also recorded a provisional write-down to deferred tax assets of $0.7 million related to changes in section 162(m), Internal Revenue Code of 1986, regarding deductions for excessive employee compensation. We continue to gather and analyze information, including the definition of an employee contract for stock grants not vested as of the enactment date of the Act.  We reduced this estimate by $0.3 million during the six months ended June 30, 2018.

The Act also subjects a U.S. shareholder to tax on global intangible low taxed income (GILTI) earned by certain foreign subsidiaries.  The Staff of the FASB provided additional guidance to address the accounting for the effects of the provisions related to the taxation of GILTI, noting that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period cost only.  Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At June 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our effective tax rate and have not provided additional GILTI on deferred items.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with ASC 740, Income Taxes. For the three months ended June 30, 2018, there were no material changes to our uncertain tax positions. There has been no change to our policy that recognizes potential interest and penalties related to uncertain tax positions within our global operations in income tax expense.

We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, Manhattan is subject to examination by taxing authorities throughout the world.  We are no longer subject to the U.S. federal, substantially all state and local income tax examinations and substantially all non-U.S. income tax examinations for years before 2012.

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$27,668	$31,144	$50,320	$59,368
Earnings per share:
Basic	$0.42	$0.45	$0.75	$0.85
Effect of CESs	-	-	-	-
Diluted	$0.42	$0.45	$0.75	$0.85

Weighted average number of shares:
Basic	66,429	69,227	66,987	69,610
Effect of CESs	106	194	145	234
Diluted	66,535	69,421	67,132	69,844

The number of anti-dilutive CESs during 2018 and 2017 was immaterial.

7.	Contingencies

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of business, and occasionally legal proceedings not in the ordinary course. Many of our installations involve products that are critical to the operations of our clients’ businesses. Any failure in a company’s product could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances. We are not currently a party to any legal proceedings the result of which we believe is likely to have a material adverse impact on our business, financial position, results of operations, or cash flows. We expense legal costs associated with loss contingencies as such legal costs are incurred.

8.	Operating Segments

We manage our business by geographic segment, and have three geographic reportable segments: North and Latin America (the “Americas”); Europe, the Middle East and Africa (EMEA); and Asia Pacific (APAC). All segments derive revenue from the sale and implementation of our supply chain commerce solutions.  The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain commerce. We use the same accounting policies for each reportable segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each reportable segment.

The Americas segment charges royalty fees to the other segments based on software licenses sold by those reportable segments. The royalties, which totaled approximately $0.6 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $1.6 million and $4.5 million for the six months ended June 30, 2018 and 2017, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support.  Certain corporate expenses included in the Americas segment are not charged to the other segments.  Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

The following table presents our revenues, expenses and operating income by reportable segment for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018				2017
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$8,652	$2,814	$1,507	$12,973	$12,870	$5,701	$1,493	$20,064
Cloud subscriptions	4,870	402	105	5,377	2,378	-	-	2,378
Maintenance	29,137	5,614	2,242	36,993	29,411	4,704	1,844	35,959
Services	66,191	12,526	3,550	82,267	68,605	11,612	5,110	85,327
Hardware	4,095	-	166	4,261	10,394	11	8	10,413
Total revenue	112,945	21,356	7,570	141,871	123,658	22,028	8,455	154,141

Costs and Expenses:
Cost of revenue	44,416	11,161	3,504	59,081	49,747	8,831	3,735	62,313
Operating expenses	39,980	3,742	1,148	44,870	33,143	2,956	1,122	37,221
Depreciation and amortization	1,960	201	74	2,235	2,143	132	51	2,326
Restructuring charge	-	-	-	-	2,908	114	-	3,022
Total costs and expenses	86,356	15,104	4,726	106,186	87,941	12,033	4,908	104,882
Operating income	$26,589	$6,252	$2,844	$35,685	$35,717	$9,995	$3,547	$49,259

	Six Months Ended June 30,
	2018				2017
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$12,143	$4,614	$3,771	$20,528	$23,494	$15,074	$2,773	$41,341
Cloud subscriptions	8,973	768	105	9,846	3,874	-	-	3,874
Maintenance	58,579	10,630	4,181	73,390	57,040	8,728	3,567	69,335
Services	130,379	24,508	6,137	161,024	134,411	21,575	9,122	165,108
Hardware	7,486	-	166	7,652	17,954	11	7	17,972
Total revenue	217,560	40,520	14,360	272,440	236,773	45,388	15,469	297,630

Costs and Expenses:
Cost of revenue	88,563	21,174	7,138	116,875	98,335	18,222	7,377	123,934
Operating expenses	78,173	7,231	2,209	87,613	66,879	6,042	2,186	75,107
Depreciation and amortization	3,917	388	132	4,437	4,221	261	106	4,588
Restructuring charge	-	-	-	-	2,908	114	-	3,022
Total costs and expenses	170,653	28,793	9,479	208,925	172,343	24,639	9,669	206,651
Operating income	$46,907	$11,727	$4,881	$63,515	$64,430	$20,749	$5,800	$90,979

The majority of our software license revenue (70-80%) relates to our warehouse management product group. Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel and transportation management solutions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three and six months ended June 30, 2018, we generated $141.9 million and $272.4 million in total revenue, respectively. The revenue mix for the three months ended June 30, 2018 was: license revenue 9%; cloud subscription revenue 4%; maintenance revenue 26%; services revenue 58%; and hardware revenue 3%. For the six months ended June 30, 2018, the revenue mix was: license revenue 7%; cloud subscription revenue 4%; maintenance revenue 27%, services revenue 59%; and hardware 3% for the six months ended June 30, 2018.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC).  Geographic revenue is based on the location of the sale. Our international revenue was approximately $46.6 million and $85.6 million for the three and six months ended June 30, 2018, respectively, which represents approximately 33% and 31% of our total revenue for the three and six months ended June 30, 2018, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2018, we employed approximately 2,800 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Our transition to a cloud subscription model, shifting industry dynamics and economic uncertainty in retail negatively impacted our revenue and earnings growth in fiscal 2017, and we expect these factors, as well as macroeconomic conditions as a whole, to continue to impact revenue and earnings growth. The pace at which the market for our products transitions from perpetual, on-premises installation to cloud subscriptions (which result in revenue recognition spread out over the subscription period rather than up front recognition), and the lead times for developing new business (which can be long for our products) can cause uncertainty for our future expectations, particularly with respect to our ability to accurately forecast bookings and revenues from quarter to quarter and over the longer term.

For 2018, we have set five strategic goals:

•	Focus on customer success and drive sustainable growth;
•	Continue to aggressively invest in innovation to expand our products and total addressable market;
•	Continue to develop and grow our cloud operations and cloud subscription revenue;
•	Expand our Manhattan Active Omni/Point-of-Sale/Customer Engagement Business; and
•	Expand our global sales and marketing teams.

Cloud Subscription

Historically, our software licenses were sold as perpetual licenses, under which customers own the software license and revenue is recognized at the time of sale. In 2017, we released Manhattan Active™ Solutions, accelerating our business transition to cloud subscriptions. Under a cloud subscription, customers pay a periodic fee for the right to use our software within a cloud-based environment that we provide and manage over a specified period of time. As part of our subscription program, we allow our existing customers to convert their maintenance contracts to cloud subscription contracts. While it is early in our transition, a few customers converted their maintenance contracts to subscriptions in 2017 and also in the six months ended June 30, 2018, and we believe there will be potential opportunities to convert other existing maintenance contracts to cloud subscription contracts in 2018 and beyond.

With the launch of Manhattan Active™ Solutions, the transition to a cloud subscription model has had, and will continue to have, an adverse impact on revenue, earnings and cash flow relative to periods in which we primarily sold perpetual licenses. This effect will continue until a stable, recurring mix of perpetual license to cloud subscription revenue develops.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and six months ended June 30, 2018, approximately 67% and 69%, respectively of our total revenue was generated in the United States, 15% for both periods, in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions investment is spent in the United States and Western Europe; consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results. We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software often is a part of a much larger capital commitment associated with facilities expansion and business improvement.

We target market verticals with significant logistics and distribution complexity, which include retail, consumer goods ship to retail, food and beverage, industrial, wholesale, high tech electronics, life sciences and logistics service providers. Our largest market, retail, is experiencing significant business disruption and transformation primarily driven by digital commerce. We believe retail businesses transforming from traditional retail brick and mortar to a technology enabled omni-channel commerce company will be a multi-year trend. While this disruption presents significant opportunity for our company, the complexity of change is extending sales cycles for large license sales and cloud subscriptions. Delays with respect to such decisions can have a material adverse impact on our business, and may further intensify competition in our already highly competitive markets.

While we are encouraged by our results, we, along with many of our customers, remain cautious regarding the pace of global economic growth. We believe global geopolitical and economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it challenging to forecast sales cycles for our products and the timing of large enterprise software license and cloud subscription sales.

Revenue

License and Cloud Subscription Revenue.  License and cloud subscription revenue, leading indicators of our business performance, are primarily derived from software licensing, and cloud subscription fees, which our customers pay us for supply chain commerce solutions. License revenue totaled $13.0 million, or 9% of total revenue, with a gross margin of 83.8% for the three months ended June 30, 2018. For the six months ended June 30, 2018, license revenue was $20.5 million, or 7% of total revenue, with a gross margin of 83.4%. The percentage mix of new to existing customers, for license revenue, was approximately 40/60 for both the three and six months ended June 30, 2018.

In the past years, the overall trend has been steady for our large license sales.  However, in 2017, we began experiencing extended sales cycles and evaluations with greater focus on capital prioritization as retailers restructure and transform their omni-channel/digital commerce businesses. In addition, during 2017, we introduced Manhattan Active Solutions, our cloud-based solutions, and began to see our customer’s transition from perpetual software licenses to cloud based services solutions. For the three months ended June 30, 2018, cloud subscriptions revenue totaled $5.4 million, or 4% of total revenue. For the six months ended June 30, 2018, cloud subscriptions revenue totaled $9.8 million, or 4% of total revenue.  We recognize cloud subscriptions revenue ratably over the term of the respective agreements, typically 36 to 60 months.

Both license and cloud subscription revenue growth are influenced by the strength of general economic and business conditions as well as the competitive position of our software products. These revenues generally have long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license and cloud subscription revenues, operating profit, operating margins, and earnings per share. For example, $0.9 million of license revenue in the second quarter of 2018 equates to approximately one cent of diluted earnings per share impact.

Our software solutions are focused on core supply chain commerce operations (warehouse management, transportation management, labor management), inventory optimization and omnichannel operations (e-commerce, retail store operations and point of sale), which are intensely competitive markets characterized by rapid technological change. We are a market leader in the supply chain management software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our license and cloud subscription revenues faster than our competitors through investment in innovation. We expect to continue to face increased competition from enterprise resource planning (ERP) vendors, supply chain management application vendors and business application software vendors who may broaden their solutions offerings by internally developing, or by acquiring or partnering with independent developers of supply chain planning and execution software. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

Maintenance Revenue. Our maintenance revenue for the three months ended June 30, 2018 totaled $37.0 million, or 26% of total revenue. For the six months ended June 30, 2018, maintenance revenue totaled $73.4 million, or 27% of total revenue.  For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. The growth of maintenance revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Over the last three years, the annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. Maintenance revenue is generally paid in advance and recognized ratably over the term of the respective agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services revenue.  Services revenue for the three months ended June 30, 2018 was $82.2 million, or 58% of total revenue.  For the six months ended June 30, 2018, services revenue was $161.0 million, or 59% of total revenue. Due to our large services revenue mix as a percentage of total revenue, we believe our consolidated operating margin profile may be lower than those of our competitors, and while we believe our services margins are strong, they do lower our operating margin profile as services margins are inherently lower than the margin for license revenue and some of our other revenue sources.

Our professional services organization provides our customers with expertise and assistance in the planning and implementation of our solutions.  To ensure a successful product implementation, consultants assist customers with initial system installation, conversion and transfer of historical data onto our systems, ongoing training, education, and system upgrades.  We believe the professional services that we provide enable our customers to implement our software quickly, ensures the customer’s success with our solutions, strengthens the relationships with our customers, and adds to our industry-specific knowledge base for use in future implementations and product innovations.

Although our professional services are optional, the majority of our customers use at least some portion of such services for planning, implementation, or other related needs.  Professional services are typically rendered under time and materials-based contracts with services typically billed on an hourly basis.  However, professional services are sometimes rendered under fixed-fee based contracts with payments due on specific dates or milestones.

Our services revenue growth is contingent upon our license revenue, cloud subscriptions and customer upgrade cycles, which, in turn, are influenced by the strength of general economic and business conditions as well as the competitive position of our software products.  In addition, our professional services business has competitive exposure to offshore providers and other consulting companies.  All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins, and loss of market share.

Services revenue also includes reimbursements from customers for out-of-pocket expenses. Expense reimbursements included in services revenue was $4.2 million and $7.7 million for the three and six months ended June 30, 2018, respectively.

Hardware Revenue. Our hardware revenue, which we recognize net of related costs as of January 1, 2018, was $4.3 million, or 3% of total revenue for the three months ended June 30, 2018. For the six months ended June 30, 2018, our hardware revenue was $7.7 million, or 3% of total revenue. In conjunction with the licensing of our software, and as a convenience to our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discounted prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we do not generally maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our R&D expenses were $18.2 million and $35.2 million for the three and six months ended June 30, 2018, respectively.

We also expect to continue to focus our R&D resources on the development and enhancement of our core supply chain, inventory optimization, omni-channel and point of sale software solutions.  We offer what we believe to be the broadest solutions portfolio in the supply chain solutions marketplace, to address all aspects of inventory optimization, transportation management, distribution management, planning, and omni-channel operations including order management, store inventory & fulfillment, call center and point of sale.

In addition, we plan to continue to enhance our existing solutions and to introduce new ones to address evolving industry standards and market needs.  We identify opportunities to further enhance our solutions and to develop and provide new solutions through our customer support organization, as well as through ongoing customer consulting engagements and implementations, interactions with our user groups, associations with leading industry analysts and market research firms, and participation in industry standard setting and research committees.  Our solutions address the needs of customers in various vertical markets, including retail, consumer goods, food and grocery, logistics services, industrial products, wholesale, high technology, electronics, life sciences, and government.

Cash Flow and Financial Condition

For the three and six months ended June 30, 2018, we generated cash flow from operating activities of $16.8 million and $68.1 million, respectively. Our cash, cash equivalents and short-term investments at June 30, 2018 totaled $83.4 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be to provide funding for investments in R&D and operations, to drive earnings growth and to repurchase our common stock.

During the six months ended June 30, 2018, we repurchased 2,240,356 shares of our common stock for approximately $97.8 million under our repurchase program, and in July 2018, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our common stock.

For the remainder of 2018, we anticipate that our priorities for the use of cash will continue to be investments in product development and growth of the business. We expect to continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction and expect to continue to weigh our share repurchase options against cash for acquisitions and investment in the business. We do not anticipate any borrowing requirements for the remainder of 2018 for general corporate purposes.

Results of Operations

The following table summarizes our consolidated results for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)

Revenue	$141,871	$154,141	$272,440	$297,630
Costs and expenses	106,186	104,882	208,925	206,651
Operating income	35,685	49,259	63,515	90,979
Other income (loss), net	986	(68)	1,707	(439)
Income before income taxes	36,671	49,191	65,222	90,540
Net income	$27,668	$31,144	$50,320	$59,368
Diluted earnings per share	$0.42	$0.45	$0.75	$0.85
Diluted weighted average number of shares	66,535	69,421	67,132	69,844

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business.  Certain corporate expenses included in the Americas segment are not charged to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas segment costs are all R&D costs, including the costs associated with our operations in India. During the three and six months ended June 30, 2018 and 2017, we derived the majority of our revenues from sales to customers within our Americas segment. The following table summarizes revenue and operating income by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change vs. Prior Year	2018	2017	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Software license
Americas	8,652	12,870	-33%	12,143	23,494	-48%
EMEA	2,814	5,701	-51%	4,614	15,074	-69%
APAC	1,507	1,493	1%	3,771	2,773	36%
Total software license	12,973	20,064	-35%	20,528	41,341	-50%

Cloud subscriptions
Americas	4,870	2,378	105%	8,973	3,874	132%
EMEA	402	-	N/A	768	-	N/A
APAC	105	-	N/A	105	-	N/A
Total cloud subscriptions	5,377	2,378	126%	9,846	3,874	154%

Maintenance
Americas	29,137	29,411	-1%	58,579	57,040	3%
EMEA	5,614	4,704	19%	10,630	8,728	22%
APAC	2,242	1,844	22%	4,181	3,567	17%
Total maintenance	36,993	35,959	3%	73,390	69,335	6%

Services
Americas	66,191	68,605	-4%	130,379	134,411	-3%
EMEA	12,526	11,612	8%	24,508	21,575	14%
APAC	3,550	5,110	-31%	6,137	9,122	-33%
Total services	82,267	85,327	-4%	161,024	165,108	-2%

Hardware
Americas	4,095	10,394	-61%	7,486	17,954	-58%
EMEA	-	11	-100%	-	11	-100%
APAC	166	8	1975%	166	7	2271%
Total hardware and other	4,261	10,413	-59%	7,652	17,972	-57%

Total Revenue
Americas	112,945	123,658	-9%	217,560	236,773	-8%
EMEA	21,356	22,028	-3%	40,520	45,388	-11%
APAC	7,570	8,455	-10%	14,360	15,469	-7%
Total revenue	$141,871	$154,141	-8%	$272,440	$297,630	-8%

Operating income:
Americas	26,589	35,717	-26%	46,907	64,430	-27%
EMEA	6,252	9,995	-37%	11,727	20,749	-43%
APAC	2,844	3,547	-20%	4,881	5,800	-16%
Total operating income	35,685	49,259	-28%	$63,515	$90,979	-30%

Condensed Consolidated Financial Summary - Second Quarter 2018

•	Diluted earnings per share: $0.42 in the second quarter of 2018 compared to $0.45 in the second quarter of 2017.
•	Consolidated total revenue: $141.9 million in the second quarter of 2018, compared to $154.1 million in the second quarter of 2017.
•	Software license revenue: $13.0 million in the second quarter of 2018, compared to $20.1 million in the second quarter of 2017.
•	Cloud subscription revenue: $5.4 million in the second quarter of 2018, compared to $2.4 million in the second quarter of 2017.
•	Operating income: $35.7 million in the second quarter of 2018, compared to $49.3 million in the second quarter of 2017.
•	Cash flow from operations: $16.8 million in the second quarter of 2018, compared to $11.3 million in the second quarter of 2017.
•	Days sales outstanding: 64 days at June 30, 2018, compared to 59 days at March 31, 2018.
•	Cash and investments: $83.4 million at June 30, 2018, compared to $119.0 million at March 31, 2018.
•

Share repurchases: During the three months ended June 30, 2018, we reduced our common shares outstanding by approximately 1.5%, primarily through the repurchase of approximately 1.1 million shares of our common stock, under the share repurchase program authorized by our board of directors. In July 2018, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

Below we discuss our consolidated results of our operations for the second quarters of 2018 and 2017.

Revenue

	Three Months Ended June 30,
			% Change vs.	% of Total Revenue
	2018	2017	Prior Year	2018	2017
	(in thousands)

Software license	$12,973	$20,064	-35%	9%	13%
Cloud subscriptions	5,377	2,378	126%	4%	2%
Maintenance	36,993	35,959	3%	26%	23%
Services	82,267	85,327	-4%	58%	55%
Hardware	4,261	10,413	-59%	3%	7%
Total revenue	$141,871	$154,141	-8%	100%	100%

Software License Revenue.  License revenue decreased $7.1 million, or 35%, in the second quarter of 2018 compared to the same quarter in the prior year. The decrease was influenced by 1) extended sales cycles and evaluations for some of our contracts, and 2) the business transition to cloud subscriptions, which resulted in traditional perpetual license deals closing as cloud deals based on customer demand. The license sales percentage mix across our product suite in the second quarter ended June 30, 2018 was approximately 80% warehouse management solutions and 20% non-warehouse management solutions.

Cloud Subscription Revenue. In 2017, we released Manhattan Active™ Solutions accelerating our business transition to cloud subscriptions. As a result, cloud subscriptions revenue increased $3.0 million, or 126% in the second quarter of 2018 compared to the same quarter in the prior year, as customers began to purchase our SaaS offerings in lieu of a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. In the second quarter of 2018, the Americas, EMEA and APAC segments recognized $4.9 million, $0.4 million, and $0.1 million in cloud subscriptions revenue, respectively.

Maintenance Revenue. Maintenance revenue increased $1.0 million, or 3%, in the second quarter of 2018 compared to the same quarter in the prior year, primarily due to (1) an increase in first-year maintenance revenue; (2) our annual renewal rate of customers subscribing to maintenance, which was greater than 90%; and (3) increases in maintenance renewal prices. The EMEA and APAC segments increased $0.9 million and $0.4 million, respectively, in the second quarter of 2018 compared to the same quarter of 2017, while the Americas segment decreased $0.3 million.

Services revenue.  Services revenue decreased $3.1 million, or 4%, in the second quarter of 2018 compared to the same quarter in the prior year. Services revenue for the Americas and APAC segments decreased $2.4 million and $1.6 million, respectively, while services revenue for the EMEA segment increased $0.9 million, in the second quarter of 2018 compared to the same quarter of 2017. . The decline in services revenue in the Americas and APAC segments was primarily due to lower license revenue for the Americas segment, some retail customers delaying project implementations and upgrades, combined with our Services teams operating at high efficiency improving the speed of implementations. The increase in services revenue in the EMEA segment is primarily due to solid license deal activity in 2017 and customer-specific initiatives in conjunction with customer upgrade activity.

Service revenue includes reimbursements for professional service travel expenses that are required to be classified as revenue. Reimbursements by customers for out-of-pocket expenses were approximately $4.2 million and $4.5 million for the three months ended June 30, 2018 and 2017, respectively.

Hardware Revenue.  Hardware sales decreased $6.1 million to $4.3 million in the second quarter of 2018 compared to $10.4 million for the second quarter of 2017, primarily due to the adoption of the new revenue recognition standard (ASC 606). We adopted the new standard as of January 1, 2018 and elected to use the modified retrospective method. Historical hardware sales prior to the adoption of ASC 606 were recorded on a gross basis, as we were the principal in the transaction in accordance with the previous standard, ASC 605-45. Under the new standard, we are an agent in the transaction as we do not physically control the hardware which we sell. Accordingly, starting January 1, 2018, we recognize our hardware revenue net of related cost which reduces both hardware revenue and cost of sales as compared to our accounting prior to 2018. For comparison purposes only, had we implemented ASC 606 using the full retrospective method, we would have also presented hardware revenue net of cost for prior period as shown below.

	Three Months Ended June 30,
	2018	2017	% Change vs. Prior Year

Hardware Revenue (Pre ASC 606 Adoption)	$16,252	$10,413	56%
Cost of hardware	(11,991)	(7,766)	54%
Hardware Revenue, net (Post ASC 606 Adoption)	$4,261	$2,647	61%

Hardware sales are primarily derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuates from period to period.

Cost of Revenue

	Three Months Ended June 30,
	2018	2017	% Change vs. Prior Year
Cost of software license	$2,096	$1,438	46%
Cost of cloud subscriptions, maintenance and services	56,985	53,109	7%
Cost of hardware	-	7,766	-100%
Total cost of revenue	$59,081	$62,313	-5%

Cost of Software License.  Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of license increased by $0.7 million in the second quarter of 2018 compared to the same quarter of 2017 mainly due to increased third-party software costs due to increased sales of third-party software.

Cost of Cloud Subscriptions, Maintenance and Services.  Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $3.9 million, or 7%, increase in the quarter ended June 30, 2018 compared to the same quarter in the prior year was principally due to a $2.7 million increase in performance-based compensation expense and a $1.9 million increase in computer infrastructure costs related to cloud business transition, offset by a $0.5 million decrease in compensation and other personnel-related expenses resulting from decreased headcount in professional services.

Cost of Hardware. As discussed above, we adopted the new revenue recognition standard as of January 1, 2018 and accordingly, now recognize hardware revenue net of related cost which reduces both hardware revenue and cost of sales as compared to our accounting prior to 2018. Had we presented the results of the second quarter of 2017 under ASC 606, cost of hardware would have been presented as zero as we would have recognized our hardware revenue net of those costs.

Operating Expenses

	Three Months Ended June 30,
	2018	2017	% Change vs. Prior Year
	(in thousands)

Research and development	$18,176	$14,102	29%
Sales and marketing	13,809	11,732	18%
General and administrative	12,885	11,387	13%
Depreciation and amortization	2,235	2,326	-4%
Restructuring charge	-	3,022	-100%
Operating expenses	$47,105	$42,569	11%

Research and Development.  R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended June 30, 2018 increased by $4.1 million, or 29%, compared to the same quarter of 2017 principally due to a $2.7 million increase in compensation and other personnel related expenses resulting from increased headcount to support R&D activities, and a $1.0 million increase in performance-based compensation expense.

Our principal R&D activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and OmniChannel operations, including cloud-based solutions, point-of-sale and tablet retailing.

No R&D costs were capitalized during each of the quarters ended June 30, 2018 and 2017 as any capitalizable costs incurred following the technological feasibility stages for the related software product through the date of general release were insignificant.

Sales and Marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, as well as the costs of our marketing and alliance programs and related activities. Sales and marketing expenses for the quarter ended June 30, 2018 increased by $2.1 million or 18%, compared to the same quarter in the prior year, due primarily to increased marketing programs.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs for our executives, personnel in the finance, human resources, information technology, and administrative departments, as well as facilities costs, legal fees, insurance costs, accounting fees, and other administrative expenses. General and administrative expenses increased by $1.5 million, or 13%, in the current year quarter compared to the same quarter in the prior year, primarily due to a $0.8 million increase in compensation and other personnel related expenses and a $0.7 million increase in performance-based compensation expense.

Depreciation and Amortization.  Depreciation expense for the second quarter of 2018 and 2017 was $2.1 million and $2.2 million, respectively. Amortization expense associated with acquisitions for the three months ended June 30, 2018 and 2017 was immaterial.

Restructuring Charge.  During the second quarter of 2017, we recorded a restructuring charge of approximately $3.0 million pretax ($1.9 million after-tax or $0.03 per fully diluted share) due to the elimination of about 100 positions due to retail sector headwinds, aligning services capacity with demand. The charge primarily consists of employee severance, employee transition cost and outplacement services. The charge is classified in “Restructuring charge” in the Company’s Consolidated Statements of Income.

Operating Income

Our operating income for the second quarter of 2018 was $35.7 million compared to $49.3 million for the second quarter of 2017. Operating margins were 25.2% for the second quarter of 2018 versus 32.0% for the same quarter in the prior year. Operating income and margin decreased primarily as a result of our cloud transition, lower license revenue, and annual salary and performance-based compensation increases.

Other Income and Income Taxes

	Three Months Ended June 30,
	2018	2017	% Change

Other income (loss), net	$986	$(68)	1550%
Income tax provision	9,003	18,047	-50%

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $1.1 million in the second quarter of 2018 compared to the same quarter of 2017 primarily due to an increase in foreign currency gains related to the fluctuation of the U.S. dollar relative to other foreign currencies, principally the Indian Rupee.

Income tax provision.  Our effective income tax rates were 24.6% and 36.7% for the quarters ended June 30, 2018 and 2017, respectively, which was primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017, which reduced the U.S. federal corporate income tax rate to 21% from 35%.

Condensed Consolidated Financial Summary - First Six Months of 2018

•	Diluted earnings per share: $0.75 for the six months ended June 30, 2018 compared to $0.85 for the six months ended June 30, 2017.
•	Consolidated revenue: $272.4 million for the six months ended June 30, 2018 compared to $297.6 million for the six months ended June 30, 2017.
•	Software license revenue: $20.5 million for the six months ended June 30, 2018, compared to $41.3 million for the six months ended June 30, 2017.
•	Cloud subscription revenue: $9.8 million for the six months ended June 30, 2018, compared to $3.9 million in the six months ended June 30, 2017.
•	Operating income: $63.5 million for the six months ended June 30, 2018, compared to $91.0 million for the six months ended June 30, 2017.
•	Cash flow from operations: $68.1 million in the six months ended June 30, 2018, compared to $72.6 million in the six months ended June 30, 2017.
•	Cash and investments: $83.4 million at June 30, 2018, compared to $125.5 million at December 31, 2017.
•

Share repurchases: During the six months ended June 30, 2018, we reduced our common shares outstanding by approximately 3% primarily through the repurchase of approximately 2.2 million shares of our common stock, under the share repurchase program authorized by our board of directors, for a total investment of $97.8 million.

Below we discuss the results of our consolidated operations for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2018	2017	Prior Year	2018	2017
	(in thousands)

Software license	$20,528	$41,341	-50%	7%	14%
Cloud subscriptions	9,846	3,874	154%	4%	1%
Maintenance	73,390	69,335	6%	27%	23%
Services	161,024	165,108	-2%	59%	56%
Hardware	7,652	17,972	-57%	3%	6%
Total revenue	$272,440	$297,630	-8%	100%	100%

Software License Revenue.  Software license revenue decreased $20.8 million, or 50%, in the six months ended June 30, 2018 over the same period in the prior year. The decrease was influenced by (1) extended sales cycles and evaluations for some of our contracts, and (2) our business transition to cloud subscriptions, which resulted in traditional perpetual license deals closing as cloud deals based on customer demand. The license sales percentage mix across our product suite in the six months ended June 30, 2018 was approximately 80% warehouse management solutions and 20% non-warehouse management solutions.

Cloud Subscription Revenue. Due to the release of Manhattan Active™ Solutions, that was discussed earlier, cloud subscriptions revenue increased $6.0 million, or 154% in the six months ended June 30, 2018 compared to the same period in the prior year, as customers began to purchase our SaaS offerings in lieu of a traditional perpetual license. During the six months ended June 30, 2018, the Americas, EMEA and APAC segment recognized $8.9 million, $0.8 million and $0.1 million in cloud subscriptions revenue, respectively.

Maintenance Revenue. Maintenance revenue increased $4.0 million, or 6%, in the six months ended June 30, 2018 compared to the same period in the prior year, primarily due to (1) an increase in first-year maintenance revenue; (2) our annual renewal rate of customers subscribing to maintenance, which was greater than 90%; and (3) increases in the maintenance renewal prices. Maintenance revenue for the Americas, EMEA and APAC segments increased $1.5 million, $1.9 million and $0.6 million, respectively, in the six months ended June 30, 2018 compared to the same period in 2017.

Services revenue.  Services revenue decreased $4.1 million, or 2%, in the six months ended June 30, 2018 compared to the same period in the prior year. Services revenue for the Americas and APAC segments decreased $4.0 million and $3.0 million in the six months ended June 30, 2018 compared with the six months ended June 30, 2017, respectively, and increased $2.9 million in our EMEA segment. The decline in services revenue in the Americas and APAC segments was primarily due to lower license revenue for the Americas segment, some retail customers delaying project implementations and upgrades, combined with our Services teams operating at high efficiency improving the speed of implementations. The increase in services revenue in the EMEA segment is primarily due to solid license deal activity in 2017 and customer-specific initiatives in conjunction with customer upgrade activity.

As discussed earlier, service revenue includes reimbursements for professional service travel expenses that are required to be classified as revenue. Reimbursements by customers for out-of-pocket expenses were approximately $7.7 million and $8.8 million for the six months ended June 30, 2018 and 2017, respectively.

Hardware Revenue.  Hardware sales decreased $10.3 million, or 57%, to $7.7 million in the six months ended June 30, 2018 compared to $18.0 million for the same period in the prior year, primarily due to the new revenue recognition standard (ASC 606) adoption. We adopted the new standard as of January 1, 2018 and elected to use the modified retrospective method. Historical hardware sales prior to the adoption of ASC 606 were recorded on a gross basis, as we were the principal in the transaction in accordance with the previous standard, ASC 605-45. Under the new standard, we are an agent in the transaction as we do not physically control the hardware which we sell. Accordingly, starting January 1, 2018, we recognize our hardware revenue net of related cost which reduces both hardware revenue and cost of sales as compared to our accounting prior to 2018. For comparison purposes only, had we implemented ASC 606 using the full retrospective method, we would also have presented hardware revenue net of costs for the prior period as shown below.

	Six Months Ended June 30,
	2018	2017	% Change vs. Prior Year

Hardware Revenue (Pre ASC 606 Adoption)	$27,476	$17,972	53%
Cost of hardware	(19,824)	(13,136)	51%
Hardware Revenue, net (Post ASC 606 Adoption)	$7,652	$4,836	58%

Cost of Revenue

	Six Months Ended June 30,
	2018	2017	% Change vs. Prior Year
Cost of software license	$3,404	$2,790	22%
Cost of cloud subscriptions, maintenance and services	113,471	108,008	5%
Cost of hardware	-	13,136	-100%
Total cost of revenue	$116,875	$123,934	-6%

Cost of Software License.  Cost of software license increased by $0.6 million, or 22%, in the six months ended June 30, 2018 compared to the same period in the prior year principally due to increased third-party software expenses due to increased sales of third-party software.

Cost of Cloud Subscriptions, Maintenance and Services. The $5.5 million, or 5%, increase in the six months ended June 30, 2018 compared to the same period in the prior year was principally due to a $3.6 million increase in computer infrastructure costs related to cloud business transition, and a $3.5 million increase in performance-based compensation expense, offset by a $0.9 million decrease in compensation and other personnel-related expenses and $0.6 million decrease in travel-related expenses resulting from decreased headcount in professional services.

Cost of Hardware.   As discussed above, we adopted the new revenue recognition standard as of January 1, 2018. As a result, we now recognize our hardware revenue net of related cost which reduces both hardware revenue and cost of sales as compared to our accounting prior to 2018. Had we presented the results of the six months ended June 30, 2017 under ASC 606, cost of hardware would have been presented as zero as we would have recognized our hardware revenue net of related costs.

Operating Expenses

	Six Months Ended June 30,
	2018	2017	% Change vs.
	(in thousands)

Research and development	$35,235	$28,327	24%
Sales and marketing	26,693	23,521	13%
General and administrative	25,685	23,259	10%
Depreciation and amortization	4,437	4,588	-3%
Restructuring charge	-	3,022	-100%
Operating expenses	$92,050	$82,717	11%

Research and Development.  R&D expenses for the six months ended June 30, 2018 increased by $6.9 million, or 24%, compared to the same period in 2017. The increase is primarily attributable to a $4.7 million increase in compensation and other-personnel-related expenses resulting from increased headcount to support R&D activities, a $1.4 million increase in performance-based compensation expense, and a $0.5 million increase in computer costs. For the same reasons included in the quarterly R&D discussion above, no R&D costs were capitalized during the six months ended June 30, 2018 and 2017.

Sales and Marketing.  Sales and marketing expenses increased by $3.2 million, or 13%, in the six months ended June 30, 2018 compared to the same period of the prior year due primarily to increased marketing and campaign programs.

General and Administrative.  General and administrative expenses increased by $2.4 million, or 10%, during the six months ended June 30, 2018 compared to the same period in the prior year. The increase was primarily due to a $1.4 million increase in compensation and other personnel-related expenses and a $1.0 million increase in performance-based compensation expense.

Depreciation and Amortization.  Depreciation expense amounted to $4.2 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively.  Amortization expense associated with acquisitions for the six months ended June 30, 2018 and 2017 was immaterial.

Restructuring Charge.  During the second quarter of 2017, we recorded a restructuring charge of approximately $3.0 million pretax ($1.9 million after-tax or $0.03 per fully diluted share) due to the elimination of about 100 positions due to retail sector headwinds, aligning services capacity with demand. The charge primarily consists of employee severance, employee transition cost and outplacement services. The charge is classified in “Restructuring charge” in the Company’s Consolidated Statements of Income.

Operating Income

Operating income for the six months ended June 30, 2018 was $63.5 million compared to $91.0 million for the same period in the prior year. Operating margins were 23.3% for the first six months of 2018 versus 30.6% for the same period in 2017. Operating income and margin decreased primarily due to our cloud transition, lower license revenue and our annual salary and performance-based compensation increases which took effect earlier in 2018.

Other Income and Income Taxes

	Six Months Ended June 30,
	2018	2017	% Change vs. Prior Year

Other income (loss), net	$1,707	$(439)	-489%
Income tax provision	14,902	31,172	-52%

Other income, net.  Other income, net increased $2.1 million in the six months ended June 30, 2018 compared to the same period in 2017 primarily due to foreign currency gains resulting from the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee.

Income tax provision.  Our effective income tax rate was 22.8% and 34.4% for the six months ended June 30, 2018 and 2017, respectively. Such decrease was primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017 that reduced the U.S.

federal corporate income tax rate to 21% from 35%, partially offset by a decrease of $1.3 million in excess tax benefits on restricted stock vesting.

Liquidity and Capital Resources

In the first six months of 2018, we funded our business through cash generated from operations. Our cash and cash equivalents as of June 30, 2018 included $43.2 million held in the U.S. and $40.2 million held by our foreign subsidiaries. We believe that the U.S. cash balances are sufficient to fund our U.S. operations, and we have no immediate plans to repatriate foreign funds to the U.S.  If, in the future, we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act, but we could be subject to additional local withholding taxes.

For the six months ended June 30, 2018 and 2017, our operating activities generated cash of approximately $68.1 million and $72.6 million, respectively. Typical factors affecting our cash from operating activities from period to period include our level of revenue and earnings, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash. Cash provided by operating activities for the six months ended June 30, 2018 decreased $4.5 million compared to the same period in 2017, which is primarily attributable to lower revenues and net earnings as well as to the timing of cash collections.

Our investing activities for both the six months ended June 30, 2018 and 2017 consisted of investment purchases and capital spending. For the six months ended June 30, 2018, we used $9.3 million in investing activities, of which $5.2 million was used in net-purchases of short-term investments, while the remainder was used for capital expenditure to support company growth. For the year ended June 30, 2017, we used $12.2 million in investing activities, of which $9.5 million was used in net purchases of short-term investments while the remainder was used for capital spending.

Cash used in financing activities was $103.7 million and $81.6 million for the six months ended June 30, 2018 and 2017, respectively. The amounts in both periods were used to purchase our common stock, including shares withheld for taxes which were due upon the vesting of restricted stock units. Shares withheld for taxes was $5.9 million and $6.7 million for the six months ended June 30, 2018 and 2017, respectively.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the purchase consideration. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. For the remainder of 2018, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably and growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements for the remainder of 2018 for general corporate purposes.

Critical Accounting Policies and Estimates

In the first six months of 2018, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2017 other than the adoption of the new revenue recognition standard (ASC 606).

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

Cloud subscriptions includes software as a service (“SaaS”) and arrangements which provide customers with the right to use our software within a cloud-based environment that we provide and manage where the customer does not have the right to take possession of the software without significant penalty.  SaaS and hosting revenues are recognized ratably over the contract period. For contracts that include a perpetual license and hosting services, we generally consider the arrangement as an overall service, recognized over the initial hosting term.  The software license fee typically due at the outset of the arrangement is not payable again if the customer renews the hosting services, so that the customer’s option to renew the hosting services is a material right, the revenue from which, if the option is exercised, we will recognize over the applicable renewal period.

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

As part of a complete solution, our customers periodically purchase hardware products developed and manufactured by third parties from us for use with the software licenses purchased from us. These products include computer hardware, radio frequency terminal networks, radio frequency identification (RFID) chip readers, bar code printers and scanners, and other peripherals. As we do not physically control the hardware which we sell, we are acting as an agent in the transaction and recognize our hardware revenue net of the related costs. We recognize hardware revenue when control is transferred to the customer upon shipment.

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

Some of the factors that could cause actual results to differ materially from the results discussed in forward-looking statements include:

•	The operational and financial effects of our business transition to cloud subscription-based solutions;
•	economic, political and market conditions, including disruption in the retail sector;
•	our ability to attract and retain highly skilled employees;
•	competition;
•	our dependence on a single line of business;
•	our dependence on generating revenue from software licenses and cloud subscriptions to drive business;
•	undetected errors or “bugs” in our software;
•	the risk of defects, delays or interruptions in our cloud subscription services;
•	possible compromises of our data protection and IT security measures;
•	risks associated with large system implementations;
•	the requirement to maintain high quality professional service capabilities;
•	the risks of international operations, including foreign currency exchange risk;
•	the possibility that research and development investments may not yield sufficient returns;
•	the long sales cycle associated with our products;
•	the difficulty of predicting operating results;
•	the need to continually improve our technology;
•	risks associated with managing growth;
•	reliance on third party and open source software;
•	the need for our products to interoperate with other systems;
•	the need to protect our intellectual property, and our exposure to intellectual property claims of others;
•	economic conditions and regulatory changes caused by the United Kingdom’s likely exit from the European Union;
•	the possible effects on international commerce of new or increased tariffs, or a ‘trade war’; and
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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be a party to legal proceedings arising in the ordinary course of business, and we could be a party to legal proceedings not in the ordinary course of business. We are not currently a party to any legal proceeding the result of which we believe could have a material adverse impact upon our business, financial position, results of operations, or cash flows.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2017, as well as the following new risk factor, which updates the risk factors set forth in our annual report:

Disruption in the retail market could materially adversely affect our revenues and results of operations.

Our largest market, retail, is experiencing significant business disruption and transformation, primarily driven by digital commerce.  We believe that disruption is causing many traditional retailers to assess the challenges of the transformation and evaluate their store networks and costs, as they face increasing competitive pressures from ecommerce retailers. Since our solutions often require our customers to make significant capital investments, traditional retailers may be delaying purchase decisions on our products.  While this disruption may present significant opportunity for our company, we believe extended sales cycles for large license sales and cloud subscriptions could have a material adverse effect on our revenues and results of operations.

In addition, we believe the retail business transformation from retail brick-and-mortar to technology-enabled omni-channel commerce models will be a multi-year trend.  Consequently, we cannot predict when the repercussions from the disruption in retail may moderate or end.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly-announced repurchase program for the quarter ended June 30, 2018.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that May Yet
	Number of	Price Paid	as Part of Publicly	Be Purchased Under
	Shares	per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
April 1 - April 30, 2018	31,280	$43.15	31,280	48,650,246
May 1 - May 31, 2018	677,445	43.81	677,445	18,969,522
June 1 - June, 2018	373,935	45.05	373,935	2,123,526
Total	1,082,660		1,082,660

In July 2018, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

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

MANHATTAN ASSOCIATES, INC.

Date:	July 26, 2018	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2018	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)