Form 10-Q
period 2018-09-30
MANHATTAN ASSOCIATES INC
filed 2018-10-25
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of the Registrant’s class of capital stock outstanding as of October 22, 2018, the latest practicable date, is as follows: 65,378,469 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended September 30, 2018

TABLE OF CONTENTS

PART I

	Financial Information

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017		3

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017 (unaudited)		4

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (unaudited)		5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited)		6

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2018 (unaudited) and for the twelve months ended December 31, 2017		7

Notes to Condensed Consolidated Financial Statements (unaudited)		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	31

Item 4.	Controls and Procedures.	31

	PART II

	OTHER INFORMATION

Item 1.	Legal Proceedings.	31

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults Upon Senior Securities.	32

Item 4.	Mine Safety Disclosures.	32

Item 5.	Other Information.	32

Item 6.	Exhibits.	33

Signatures.		36

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,749	$125,522
Short-term investments	4,148	-
Accounts receivable, net of allowance of $2,792 and $2,692 at September 30, 2018 and December 31, 2017, respectively	92,966	92,231
Prepaid expenses and other current assets	16,292	10,320
Total current assets	203,155	228,073

Property and equipment, net	14,501	15,493
Goodwill, net	62,243	62,248
Deferred income taxes	1,424	1,877
Other assets	9,685	7,304
Total assets	$291,008	$314,995

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,273	$14,028
Accrued compensation and benefits	26,711	15,826
Accrued and other liabilities	11,247	12,105
Deferred revenue	83,020	75,068
Income taxes payable	1,355	7,228
Total current liabilities	136,606	124,255

Other non-current liabilities	14,724	15,784

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2018 and 2017	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 65,378,469 and 67,776,138 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	654	678
Retained earnings	156,912	186,117
Accumulated other comprehensive loss	(17,888)	(11,839)
Total shareholders' equity	139,678	174,956
Total liabilities and shareholders' equity	$291,008	$314,995

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Software license	$11,526	$16,260	$32,054	$57,601
Cloud subscriptions	6,455	2,534	16,301	6,408
Maintenance	37,177	36,338	110,567	105,673
Services	84,136	84,211	245,160	249,319
Hardware	3,057	13,540	10,709	31,512
Total revenue	142,351	152,883	414,791	450,513
Costs and expenses:
Cost of license	1,211	1,316	4,615	4,106
Cost of cloud subscriptions, maintenance and services	59,975	51,103	173,446	159,111
Cost of hardware	-	10,653	-	23,789
Research and development	18,453	14,747	53,688	43,074
Sales and marketing	10,726	10,739	37,419	34,260
General and administrative	13,711	11,031	39,396	34,290
Depreciation and amortization	2,179	2,275	6,616	6,863
Restructuring charge	-	(77)	-	2,945
Total costs and expenses	106,255	101,787	315,180	308,438
Operating income	36,096	51,096	99,611	142,075
Other income (loss), net	1,538	207	3,245	(232)
Income before income taxes	37,634	51,303	102,856	141,843
Income tax provision	9,179	18,704	24,081	49,876
Net income	$28,455	$32,599	$78,775	$91,967

Basic earnings per share	$0.43	$0.47	$1.18	$1.33
Diluted earnings per share	$0.43	$0.47	$1.18	$1.32

Weighted average number of shares:
Basic	65,658	68,928	66,539	69,389
Diluted	65,901	69,135	66,717	69,614

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$28,455	$32,599	$78,775	$91,967
Foreign currency translation adjustment	(2,478)	376	(6,049)	3,148
Comprehensive income	$25,977	$32,975	$72,726	$95,115

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Operating activities:
Net income	$78,775	$91,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,616	6,863
Equity-based compensation	14,573	11,041
Loss on disposal of equipment	56	34
Deferred income taxes	(244)	741
Unrealized foreign currency (gain) loss	(1,373)	93
Changes in operating assets and liabilities:
Accounts receivable, net	(1,995)	5,095
Other assets	(5,296)	(940)
Accounts payable, accrued and other liabilities	11,059	(2,273)
Income taxes	(7,488)	(2,151)
Deferred revenue	8,635	6,169
Net cash provided by operating activities	103,318	116,639

Investing activities:
Purchase of property and equipment	(5,536)	(3,897)
Net purchases of investments	(5,196)	(4,487)
Net cash used in investing activities	(10,732)	(8,384)

Financing activities:
Purchase of common stock	(124,558)	(81,700)
Net cash used in financing activities	(124,558)	(81,700)

Foreign currency impact on cash	(3,801)	2,648

Net change in cash and cash equivalents	(35,773)	29,203
Cash and cash equivalents at beginning of period	125,522	95,615
Cash and cash equivalents at end of period	$89,749	$124,818

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2016 (audited)	70,233,955	$702	$-	$184,558	$(15,894)	$169,366
Repurchase of common stock	(2,829,850)	(28)	(18,050)	(113,629)	-	(131,707)
Restricted stock units issuance	372,033	4	(4)	-	-	-
Equity-based compensation	-	-	16,229	-	-	16,229
Adjustment due to adoption of ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting	-	-	1,825	(1,293)	-	532
Foreign currency translation adjustment	-	-	-	-	4,055	4,055
Net income	-	-	-	116,481	-	116,481
Balance, December 31, 2017 (audited)	67,776,138	678	-	186,117	(11,839)	174,956
Repurchase of common stock	(2,744,126)	(27)	(14,570)	(109,961)	-	(124,558)
Restricted stock units issuance	346,457	3	(3)		-	-
Equity-based compensation			14,573		-	14,573
Adjustment due to adoption of ASC 2014-09 Revenue from Contracts with Customers (Topic 606)				1,981	-	1,981
Foreign currency translation adjustment					(6,049)	(6,049)
Net income				78,775		78,775
Balance, September 30, 2018 (unaudited)	65,378,469	$654	$-	$156,912	$(17,888)	$139,678

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2017.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain line items in prior period financial statements have been reclassified to conform to the current period presentation in the condensed consolidated statements of income due to our business transition from perpetual software license to cloud subscriptions. We believe separate disclosures of our software license, cloud subscription, maintenance and service revenue are meaningful to investors and provide important measures of our business performance. The line items in prior period financial statements that have been reclassified to conform to the current period presentation in the condensed consolidated statements of income, include: all revenue line items; cost of license; cost of cloud subscriptions, maintenance and services; and cost of hardware. Such reclassifications did not affect total revenues, operating income or net income.

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

Had we presented the results for the three and nine months ended September 30, 2018 under Topic 605, we would have presented hardware revenue gross which would have increased hardware revenue and cost of hardware each by $7.5 million and $27.3 million, respectively. We would have also expensed all sales commissions upon contract completion which would have increased sales and marketing expense by $0.6 million and $1.4 million for the three and nine months ended September 30, 2018, respectively.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07).  The new guidance expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s operations, and supersedes the guidance in ASC 505-50, Equity-Based Payments to NonEmployees. Once adopted, the fair value of awards granted to nonemployees will be determined as of the grant date and recognized, in expense, over the service period. Previous guidance required the fair value of awards granted to nonemployees to be remeasured at intervals in determining the expense to be recognized.  ASU 2018-07 is effective for public business entities in annual periods beginning after December 15, 2018 (first quarter 2019 for us).  We early adopted ASU 2018-07 in the third quarter of 2018, and the adoption did not impact our financial statements.

New Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which established new ASC Topic 842 (ASC 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new standard will require both types of leases to be recognized on the balance sheet. ASC 842 also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

ASC 842 was previously required to be adopted using the modified retrospective approach.  However, in July 2018, the FASB issued ASU 2018-11, which allows for retrospective application with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Under this option, entities would not need to apply ASC 842 (along with its disclosure requirements) to the comparative prior periods presented.

ASC 842 is effective for us in the first quarter of 2019 and we expect that most of our operating leases (primarily office space) will be recognized as operating lease liabilities and right of use assets on our balance sheet. We are continuing to evaluate the impact that the adoption of this standard will have on our financial statements but currently believe it is likely that we will elect to adopt certain of the optional practical expedients, including the package of practical expedients, which, among other things, gives us the option to not reassess: 1) whether expired or existing contracts are or contain leases; 2) the lease classification for expired or existing leases; and 3) initial direct costs for existing leases.

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

Our services revenue consists of fees generated from implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services include system planning, design, configuration, testing, and other software implementation support, and are typically optional and distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. In certain situations, we render professional services under agreements based upon a fixed fee for portions of or all of the engagement. Revenue related to fixed-fee-based services contracts is recognized over time based on the proportion performed. The total amount of expense reimbursement included in services revenue was $4.4 million and $5.0 million for the three months ended September 30, 2018 and 2017, respectively, and $12.1 million and $13.8 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of maintenance, cloud subscriptions and professional services. $13.4 million and $66.8 million of revenue that was included in the deferred revenue balance as of  December 31, 2017 was recognized during the three and nine months ended September 30, 2018, respectively. $38.4 million of revenue that was included in the deferred revenue balance as of June 30, 2018 was recognized during the three months ended September 30, 2018.

There was no revenue recognized during the three and nine months ended September 30, 2018  from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of September 30, 2018, approximately $64.2 million of revenue is expected to be recognized from remaining performance obligations for cloud subscriptions and maintenance contracts with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately two-thirds of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $0.4 million and $3.2 million for the three and nine months ended September 30, 2018, respectively. In estimating the allowance for doubtful accounts, we consider the age of the accounts receivable, our historical write-offs, and the creditworthiness of the customer, among other factors. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year.  We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $3.2 million as of September 30, 2018, of which $2.2 million is included in other assets and $1.0 million is included in prepaid expenses and other current assets. Sales commission expense is included in Sales and Marketing expense in the accompanying consolidated statement of operations. Amortization of sales commissions was $0.3 million and $0.7 million for the three and nine months ended September 30, 2018, respectively. No impairment losses were recognized during the periods.

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

At September 30, 2018, our cash, cash equivalents, and short-term investments were $71.8 million, $18.0 million, and $4.1 million, respectively. We currently have no long-term investments. Cash equivalents consist of highly liquid money market funds and certificates of deposit. Short-term investments consist of certificates of deposit. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. At September 30, 2018 and December 31, 2017, we had $9.6 million and $10.5 million, respectively, in money market funds, which are classified at Level 1 and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. We have no investments classified at Level 2 or Level 3.

4.	Equity-Based Compensation

We granted 13,665 and 97,458 restricted stock units (“RSUs”) during the three months ended September 30, 2018 and 2017, respectively, and granted 522,672 and 458,449 RSUs, during the nine months ended September 30, 2018 and 2017, respectively.

Equity-based compensation expense related to RSUs was $5.3 million and $3.8 million during the three months ended September 30, 2018 and 2017, respectively, and $14.6 million and $11.0 million during the nine months ended September 30, 2018 and 2017, respectively.

A summary of changes in unvested shares/units for the nine months ended September 30, 2018 is as follows:

Number of shares/units
Outstanding at December 31, 2017	1,036,635
Granted	522,672
Vested	(379,312)
Forfeited	(180,956)
Outstanding at September 30, 2018	999,039

5.	Income Taxes

Our effective tax rate was 24.4% and 36.5% for the three months ended September 30, 2018 and 2017, respectively, and 23.4% and 35.2% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended September 30, 2018 is a result of the reduction of the U.S. statutory tax rate from 35% to 21%.  The decrease in the effective tax rate for the nine months ended September 30, 2018 primarily relates to the reduction of the U.S. statutory tax rate from 35% to 21%, partially offset by a decrease of $1.1 million in excess tax benefits on restricted stock vesting.  We also reduced our provisional one-time estimate for the impact of tax reform discussed below by $0.3 million.

U.S. Tax Reform

On December 22, 2017, the United States enacted tax reform legislation pursuant to the Tax Cuts and Jobs Act (the Act). The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  We are applying the guidance in Staff Accounting Bulletin (SAB) 118 when accounting for the enactment-date effects of the Act. At September 30, 2018, we have made a reasonable estimate of the effects of the Act. We will continue to make and refine our calculations as we complete additional analysis. Our estimates may also be affected as we gain a more thorough understanding of the tax law, as more guidance/technical corrections are released by the Internal Revenue Service (IRS) and/or Congress. These changes could be material to income tax expense.

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

In December 2017, we also recorded a provisional write-down to deferred tax assets of $0.7 million related to changes in section 162(m), Internal Revenue Code of 1986, regarding deductions for excessive employee compensation. We continue to gather and analyze information, including the definition of an employee contract for stock grants not vested as of the enactment date of the Act and the potential impact of Notice 2018-68 released by the Internal Revenue Service during the quarter, which provided initial guidance on the application of Code section 162(m) after Tax Reform.  We reduced this estimate by $0.3 million during the nine months ended September 30, 2018.

The Act also subjects a U.S. shareholder to tax on global intangible low taxed income (GILTI) earned by certain foreign subsidiaries.  The Staff of the FASB provided additional guidance to address the accounting for the effects of the provisions related to the taxation of GILTI, noting that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period cost only.  Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At September 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our effective tax rate and have not provided additional GILTI on deferred items.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with ASC 740, Income Taxes. For the three months ended September 30, 2018, there were no material changes to our uncertain tax positions. There has been no change to our policy that recognizes potential interest and penalties related to uncertain tax positions within our global operations in income tax expense.

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

The following is a reconciliation of the net income and share amounts used in the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$28,455	$32,599	$78,775	$91,967
Earnings per share:
Basic	$0.43	$0.47	$1.18	$1.33
Effect of CESs	-	-	-	(0.01)
Diluted	$0.43	$0.47	$1.18	$1.32

Weighted average number of shares:
Basic	65,658	68,928	66,539	69,389
Effect of CESs	243	207	178	225
Diluted	65,901	69,135	66,717	69,614

The number of anti-dilutive CESs during 2018 and 2017 was immaterial.

7.	Contingencies

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $1.4 million and $1.0 million for the quarters ended September 30, 2018 and 2017, respectively, and approximately $3.0 million and $5.4 million for the nine months ended September 30, 2018 and 2017, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support.  Certain corporate expenses included in the Americas segment are not charged to the other segments.  Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

The following table presents our revenues, expenses and operating income by reportable segment for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018				2017
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$7,456	$2,743	$1,327	$11,526	$12,364	$2,002	$1,894	$16,260
Cloud subscriptions	5,650	673	132	6,455	2,378	156	-	2,534
Maintenance	29,761	5,268	2,148	37,177	29,178	5,088	2,072	36,338
Services	67,973	12,487	3,676	84,136	67,409	11,207	5,595	84,211
Hardware	3,046	10	1	3,057	13,504	-	36	13,540
Total revenue	113,886	21,181	7,284	142,351	124,833	18,453	9,597	152,883

Costs and Expenses:
Cost of revenue	47,099	10,440	3,647	61,186	50,777	8,493	3,802	63,072
Operating expenses	38,655	3,151	1,084	42,890	32,746	2,701	1,070	36,517
Depreciation and amortization	1,932	177	70	2,179	2,092	131	52	2,275
Restructuring charge	-	-	-	-	(77)	-	-	(77)
Total costs and expenses	87,686	13,768	4,801	106,255	85,538	11,325	4,924	101,787
Operating income	$26,200	$7,413	$2,483	$36,096	$39,295	$7,128	$4,673	$51,096

	Nine Months Ended September 30,
	2018				2017
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Software license	$19,599	$7,357	$5,098	$32,054	$35,858	$17,076	$4,667	$57,601
Cloud subscriptions	14,623	1,441	237	16,301	6,252	156	-	6,408
Maintenance	88,340	15,898	6,329	110,567	86,218	13,816	5,639	105,673
Services	198,352	36,995	9,813	245,160	201,820	32,782	14,717	249,319
Hardware	10,532	10	167	10,709	31,458	11	43	31,512
Total revenue	331,446	61,701	21,644	414,791	361,606	63,841	25,066	450,513

Costs and Expenses:
Cost of revenue	135,662	31,614	10,785	178,061	149,112	26,715	11,179	187,006
Operating expenses	116,828	10,382	3,293	130,503	99,625	8,743	3,256	111,624
Depreciation and amortization	5,849	565	202	6,616	6,313	392	158	6,863
Restructuring charge	-	-	-	-	2,831	114	-	2,945
Total costs and expenses	258,339	42,561	14,280	315,180	257,881	35,964	14,593	308,438
Operating income	$73,107	$19,140	$7,364	$99,611	$103,725	$27,877	$10,473	$142,075

The majority of our software license revenue (70-80%) relates to our warehouse management product group. Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel and transportation management solutions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three and nine months ended September 30, 2018, we generated $142.4 million and $414.8 million in total revenue, respectively. The revenue mix for the three months ended September 30, 2018 was: license revenue 8%; cloud subscription revenue 5%; maintenance revenue 26%; services revenue 59%; and hardware revenue 2%. For the nine months ended September 30, 2018, the revenue mix was: license revenue 7%; cloud subscription revenue 4%; maintenance revenue 27%, services revenue 59%; and hardware revenue 3%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC).  Geographic revenue is based on the location of the sale. Our international revenue was approximately $42.0 million and $127.6 million for the three and nine months ended September 30, 2018, respectively, which represents approximately 29% and 31% of our total revenue for the three and nine months ended September 30, 2018, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2018, we employed approximately 3,000 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Our transition to a cloud subscription model, shifting industry dynamics and economic uncertainty in the retail sector negatively impacted our revenue and earnings growth in fiscal 2017, and we expect these factors, as well as macroeconomic conditions as a whole, to continue to impact revenue and earnings growth. The pace at which the market for our products transitions from perpetual, on-premises installation to cloud subscriptions (which result in revenue recognition spread out over the subscription period rather than up front recognition), and the lead times for developing new business (which can be long for our products) can cause uncertainty for our future expectations, particularly with respect to our ability to accurately forecast bookings and revenues from quarter to quarter and over the longer term.

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

Cloud Subscription

Historically, our software licenses were sold as perpetual licenses, under which customers own the software license and revenue is recognized at the time of sale. In 2017, we released Manhattan Active™ Solutions, accelerating our business transition to cloud subscriptions. Under a cloud subscription, customers pay a periodic fee for the right to use our software within a cloud-based environment that we provide and manage over a specified period of time. As part of our subscription program, we allow our existing customers to convert their maintenance contracts to cloud subscription contracts. While it is early in our transition, a few customers converted their maintenance contracts to subscriptions in 2017 and also in the nine months ended September 30, 2018, and we believe there will be potential opportunities to convert other existing maintenance contracts to cloud subscription contracts in the fourth quarter of 2018 and beyond.

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

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and nine months ended September 30, 2018, approximately 71% and 69%, respectively of our total revenue was generated in the United States, 15% for both periods, in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions investment is spent in the United States and Western Europe; consequently, the health of the U.S. and Western European economies has a meaningful impact on our financial results. We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software often is a part of a much larger capital commitment associated with facilities expansion and business improvement.

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

Revenue

License and Cloud Subscription Revenue.  License and cloud subscription revenue, leading indicators of our business performance, are primarily derived from software licensing, and cloud subscription fees, which our customers pay us for supply chain commerce solutions. License revenue totaled $11.5 million, or 8% of total revenue, with a gross margin of 89.5% for the three months ended September 30, 2018. For the nine months ended September 30, 2018, license revenue was $32.0 million, or 7% of total revenue, with a gross margin of 85.6% The percentage mix of new to existing customers, for license revenue, was approximately 30/70 for the three months ended September 30, 2018 and 40/60 for the nine months ended September 30, 2018.

In the past years, the overall trend has been steady for our large license sales.  However, in 2017, we began experiencing extended sales cycles and evaluations with greater focus on capital prioritization as retailers restructure and transform their omni-channel/digital commerce businesses. In addition, during 2017, we introduced Manhattan Active Solutions, our cloud-based solutions, and began to see our customer’s transition from perpetual software licenses to cloud based services solutions. For the three months ended September 30, 2018, cloud subscriptions revenue totaled $6.5 million, or 5% of total revenue. For the nine months ended September 30, 2018, cloud subscriptions revenue totaled $16.3 million, or 4% of total revenue.  We recognize cloud subscriptions revenue ratably over the term of the respective agreements, typically 36 to 60 months.

Both license and cloud subscription revenue growth are influenced by the strength of general economic and business conditions as well as the competitive position of our software products. These revenues generally have long sales cycles and the timing of the closing of a few large license transactions can have a material impact on our quarterly license and cloud subscription revenues, operating profit, operating margins, and earnings per share. For example, $0.9 million of either pretax profit or expense in the third quarter of 2018 equates to approximately one cent of diluted earnings per share impact.

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

Maintenance Revenue. Our maintenance revenue for the three months ended September 30, 2018 totaled $37.2 million, or 26% of total revenue. For the nine months ended September 30, 2018, maintenance revenue totaled $110.6 million, or 27% of total revenue.  For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. The growth of maintenance revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Over the last three years, the annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. Maintenance revenue is generally paid in advance and recognized ratably over the term of the respective agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services revenue.  Services revenue for the three months ended September 30, 2018 was $84.1 million, or 59% of total revenue.  For the nine months ended September 30, 2018, services revenue was $245.2 million, or 59% of total revenue. Due to our large services revenue mix as a percentage of total revenue, we believe our consolidated operating margin profile may be lower than those of our competitors, and while we believe our services margins are strong, they do lower our operating margin profile as services margins are inherently lower than the margin for license revenue and some of our other revenue sources.

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

Services revenue also includes reimbursements from customers for out-of-pocket expenses. Expense reimbursements included in services revenue was $4.4 million and $12.1 million for the three and nine months ended September 30, 2018, respectively.

Hardware Revenue. Our hardware revenue, which we recognize net of related costs as of January 1, 2018, was $3.1 million, or 2% of total revenue for the three months ended September 30, 2018. For the nine months ended September 30, 2018, our hardware revenue was $10.7 million, or 3% of total revenue. In conjunction with the licensing of our software, and as a convenience to our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discounted prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we do not generally maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global manufacturers, wholesalers, distributors, retailers, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our R&D expenses were $18.5 million and $53.7 million for the three and nine months ended September 30, 2018, respectively.

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

Cash Flow and Financial Condition

For the three and nine months ended September 30, 2018, we generated cash flow from operating activities of $35.2 million and $103.3 million, respectively. Our cash, cash equivalents and short-term investments at September 30, 2018 totaled $93.9 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be to provide funding for investments in R&D and operations, to drive earnings growth and to repurchase our common stock.

During the nine months ended September 30, 2018, we repurchased 2,628,918 shares of our common stock for approximately $118.5 million under our repurchase program, and in October 2018, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our common stock.

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

Results of Operations

The following table summarizes our consolidated results for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)

Revenue	$142,351	$152,883	$414,791	$450,513
Costs and expenses	106,255	101,787	315,180	308,438
Operating income	36,096	51,096	99,611	142,075
Other income (loss), net	1,538	207	3,245	(232)
Income before income taxes	37,634	51,303	102,856	141,843
Net income	$28,455	$32,599	$78,775	$91,967
Diluted earnings per share	$0.43	$0.47	$1.18	$1.32
Diluted weighted average number of shares	65,901	69,135	66,717	69,614

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business.  Certain corporate expenses included in the Americas segment are not charged to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas segment costs are all R&D costs, including the costs associated with our operations in India. During the three and nine months ended September 30, 2018 and 2017, we derived the majority of our revenues from sales to customers within our Americas segment. The following table summarizes revenue and operating income by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change vs. Prior Year	2018	2017	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Software license
Americas	7,456	12,364	-40%	19,599	35,858	-45%
EMEA	2,743	2,002	37%	7,357	17,076	-57%
APAC	1,327	1,894	-30%	5,098	4,667	9%
Total software license	11,526	16,260	-29%	32,054	57,601	-44%

Cloud subscriptions
Americas	5,650	2,378	138%	14,623	6,252	134%
EMEA	673	156	331%	1,441	156	824%
APAC	132	-	N/A	237	-	N/A
Total cloud subscriptions	6,455	2,534	155%	16,301	6,408	154%

Maintenance
Americas	29,761	29,178	2%	88,340	86,218	2%
EMEA	5,268	5,088	4%	15,898	13,816	15%
APAC	2,148	2,072	4%	6,329	5,639	12%
Total maintenance	37,177	36,338	2%	110,567	105,673	5%

Services
Americas	67,973	67,409	1%	198,352	201,820	-2%
EMEA	12,487	11,207	11%	36,995	32,782	13%
APAC	3,676	5,595	-34%	9,813	14,717	-33%
Total services	84,136	84,211	0%	245,160	249,319	-2%

Hardware
Americas	3,046	13,504	-77%	10,532	31,458	-67%
EMEA	10	-	N/A	10	11	-9%
APAC	1	36	-97%	167	43	288%
Total hardware and other	3,057	13,540	-77%	10,709	31,512	-66%

Total Revenue
Americas	113,886	124,833	-9%	331,446	361,606	-8%
EMEA	21,181	18,453	15%	61,701	63,841	-3%
APAC	7,284	9,597	-24%	21,644	25,066	-14%
Total revenue	$142,351	$152,883	-7%	$414,791	$450,513	-8%

Operating income:
Americas	26,200	39,295	-33%	73,107	103,725	-30%
EMEA	7,413	7,128	4%	19,140	27,877	-31%
APAC	2,483	4,673	-47%	7,364	10,473	-30%
Total operating income	$36,096	$51,096	-29%	$99,611	$142,075	-30%

Condensed Consolidated Financial Summary - Third Quarter 2018

•	Diluted earnings per share: $0.43 in the third quarter of 2018 compared to $0.47 in the third quarter of 2017.
•	Consolidated total revenue: $142.4 million in the third quarter of 2018, compared to $152.9 million in the third quarter of 2017.
•	Software license revenue: $11.5 million in the third quarter of 2018, compared to $16.3 million in the third quarter of 2017.
•	Cloud subscription revenue: $6.5 million in the third quarter of 2018, compared to $2.5 million in the third quarter of 2017.
•	Operating income: $36.1 million in the third quarter of 2018, compared to $51.1 million in the third quarter of 2017.
•	Cash flow from operations: $35.2 million in the third quarter of 2018, compared to $44.0 million in the third quarter of 2017.
•	Days sales outstanding: 60 days at September 30, 2018, compared to 64 days at June 30, 2018.
•	Cash and investments: $93.9 million at September 30, 2018, compared to $83.4 million at June 30, 2018.
•

Share repurchases: During the three months ended September 30, 2018, we reduced our common shares outstanding by approximately 0.6%, primarily through the repurchase of approximately 0.4 million shares of our common stock, under the share repurchase program authorized by our board of directors. In October 2018, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

Below we discuss our consolidated results of operations for the third quarters of 2018 and 2017.

Revenue

	Three Months Ended September 30,
			% Change vs.	% of Total Revenue
	2018	2017	Prior Year	2018	2017
	(in thousands)

Software license	$11,526	$16,260	-29%	8%	10%
Cloud subscriptions	6,455	2,534	155%	5%	2%
Maintenance	37,177	36,338	2%	26%	24%
Services	84,136	84,211	0%	59%	55%
Hardware and other	3,057	13,540	-77%	2%	9%
Total revenue	$142,351	$152,883	-7%	100%	100%

Software License Revenue.  Software license revenue decreased $4.7 million, or 29%, in the third quarter of 2018 compared to the same quarter in the prior year. The decrease was influenced by 1) extended sales cycles and evaluations for some of our contracts, and 2) the business transition to cloud subscriptions, which resulted in traditional perpetual license deals closing as cloud deals based on customer demand. The license sales percentage mix across our product suite in the third quarter ended September 30, 2018 was approximately 80% warehouse management solutions and 20% non-warehouse management solutions.

Cloud Subscription Revenue. In 2017, we released Manhattan Active™ Solutions accelerating our business transition to cloud subscriptions. As a result, cloud subscriptions revenue increased $3.9 million, or 155% in the third quarter of 2018 compared to the same quarter in the prior year, as customers began to purchase our SaaS offerings in lieu of a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. In the third quarter of 2018, the Americas, EMEA and APAC segments recognized $5.7 million, $0.7 million, and $0.1 million in cloud subscriptions revenue, respectively.

Maintenance Revenue. Maintenance revenue increased $0.8 million, or 2%, in the third quarter of 2018 compared to the same quarter in the prior year, primarily due to (1) an increase in first-year maintenance revenue; (2) our annual renewal rate of customers subscribing to maintenance, which was greater than 90%; and (3) increases in maintenance renewal prices. The Americas, EMEA and APAC segments increased $0.5 million, $0.2 million and $0.1 million, respectively, in the third quarter of 2018 compared to the same quarter of 2017.

Services revenue.  Services revenue was relatively flat, in the third quarter of 2018 compared to the same quarter in the prior year. Services revenue for the EMEA and Americas segments increased $1.3 million and $0.6 million, respectively, while services revenue for the APAC segment decreased $1.9 million, in the third quarter of 2018 compared to the same quarter of 2017. The increase in services revenue in the EMEA segment is primarily due to solid license deal activity in 2017 and customer-specific initiatives along with customer upgrade activity. The increase in the Americas segment is primarily due to customer-specific initiatives along with customer upgrade activity. The decline in services revenue in the APAC segment was primarily due to lower license revenue, some retail customers delaying project implementations and upgrades, combined with our Services teams operating at high efficiency improving the speed of implementations.

Service revenue includes reimbursements for professional service travel expenses that are required to be classified as revenue. Reimbursements by customers for out-of-pocket expenses were approximately $4.4 million and $5.0 million for the three months ended September 30, 2018 and 2017, respectively.

Hardware Revenue.  Hardware sales decreased $10.5 million to $3.1 million in the third quarter of 2018 compared to $13.6 million for the third quarter of 2017, primarily due to the adoption of the new revenue recognition standard (ASC 606). We adopted the new standard as of January 1, 2018 and elected to use the modified retrospective method. Historical hardware sales prior to the adoption of ASC 606 were recorded on a gross basis, as we were the principal in the transaction in accordance with the previous standard, ASC 605-45. Under the new standard, we are an agent in the transaction as we do not physically control the hardware which we sell. Accordingly, starting January 1, 2018, we recognize our hardware revenue net of related cost which reduces both hardware revenue and cost of sales as compared to our accounting prior to 2018. For comparison purposes only, had we implemented ASC 606 using the full retrospective method, we would have also presented hardware revenue net of cost for prior periods as shown below.

	Three Months Ended September 30,
	2018	2017	% Change vs. Prior Year

Hardware Revenue (Pre ASC 606 Adoption)	$10,575	$13,540	-22%
Cost of hardware	(7,518)	(10,653)	-29%
Hardware Revenue, net (Post ASC 606 Adoption)	$3,057	$2,887	6%

Hardware sales are primarily derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuates from period to period.

Cost of Revenue

	Three Months Ended September 30,
	2018	2017	% Change vs. Prior Year
Cost of software license	$1,211	$1,316	-8%
Cost of cloud subscriptions, maintenance and services	59,975	51,103	17%
Cost of hardware	-	10,653	-100%
Total cost of revenue	$61,186	$63,072	-3%

Cost of Software License.  Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license was relatively flat in the third quarter of 2018 compared with the same quarter in 2017.

Cost of Cloud Subscriptions, Maintenance and Services.  Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $8.9 million, or 17%, increase in the quarter ended September 30, 2018 compared to the same quarter in the prior year was principally due to a $3.3 million increase in performance-based compensation expense, a $2.5 million increase in computer infrastructure costs related to cloud business transition, and a $2.5 million increase in compensation and other personnel-related expenses resulting from increased headcount.

Cost of Hardware.  As discussed above, we adopted the new revenue recognition standard as of January 1, 2018 and accordingly, now recognize hardware revenue net of related cost which reduces both hardware revenue and cost of sales as compared to our accounting prior to 2018. Had we presented the results of the third quarter of 2017 under ASC 606, cost of hardware would have been presented as zero as we would have recognized our hardware revenue net of those costs.

Operating Expenses

	Three Months Ended September 30,
	2018	2017	% Change vs. Prior Year
	(in thousands)

Research and development	$18,453	$14,747	25%
Sales and marketing	10,726	10,739	0%
General and administrative	13,711	11,031	24%
Depreciation and amortization	2,179	2,275	-4%
Restructuring charge	-	(77)	-100%
Operating expenses	$45,069	$38,715	16%

Research and Development.  R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended September 30, 2018 increased by $3.7 million, or 25%, compared to the same quarter of 2017 principally due to a $2.4 million increase in compensation and other personnel related expenses resulting from increased headcount to support R&D activities, and a $1.1 million increase in performance-based compensation expense.

Our principal R&D activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and OmniChannel operations, including cloud-based solutions, point-of-sale and tablet retailing.

No R&D costs were capitalized during each of the quarters ended September 30, 2018 and 2017 as any capitalizable costs incurred following the technological feasibility stages for the related software product through the date of general release were insignificant.

Sales and Marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs, as well as the costs of our marketing and alliance programs and related activities. Sales and marketing expenses for the quarter ended September 30, 2018 was relatively flat, compared to the same quarter in the prior year.

General and administrative (G&A).  G&A expenses consist primarily of salaries and other personnel-related costs for our executives, personnel in the finance, human resources, information technology, and administrative departments, as well as facilities costs, legal fees, insurance costs, accounting fees, and other administrative expenses. G&A expenses increased $2.7 million, or 24%, in the current year quarter compared to the same quarter in the prior year, primarily due to a $1.6 million increase in compensation and other personnel related expenses and a $0.6 million increase in performance-based compensation expense.

Depreciation and Amortization.  Depreciation expense for the third quarter of 2018 and 2017 was $2.1 million and $2.2 million, respectively. Amortization expense associated with acquisitions for the three months ended September 30, 2018 and 2017 was immaterial.

Restructuring Charge.  In connection with our restructuring initiatives in the third quarter of 2017, we recorded certain immaterial adjustments to our previous estimates that were recorded in the second quarter of 2017. These initiatives are discussed below in the nine-month comparison of results.

Operating Income

Our operating income for the third quarter of 2018 was $36.1 million compared to $51.1 million for the third quarter of 2017. Operating margins were 25.4% for the third quarter of 2018 versus 33.4% for the same quarter in the prior year. Operating income and margin decreased primarily as a result of our cloud transition, lower license revenue, and annual salary and performance-based compensation increases.

Other Income and Income Taxes

	Three Months Ended September 30,
	2018	2017	% Change vs. Prior Year

Other income, net	$1,538	$207	643%
Income tax provision	9,179	18,704	-51%

Other income, net.  Other income, net principally includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $1.3 million in the third quarter of 2018 compared to the same quarter of 2017 primarily due to an increase in foreign currency gains related to the fluctuation of the U.S. dollar relative to other foreign currencies, principally the Indian Rupee.

Income tax provision.  Our effective income tax rates were 24.4% and 36.5% for the quarters ended September 30, 2018 and 2017, respectively, which was primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017, which reduced the U.S. federal corporate income tax rate to 21% from 35%.

Condensed Consolidated Financial Summary - First Nine Months of 2018

•	Diluted earnings per share: $1.18 for the nine months ended September 30, 2018 compared to $1.32 for the nine months ended September 30, 2017.
•	Consolidated revenue: $414.8 million for the nine months ended September 30, 2018 compared to $450.5 million for the nine months ended September 30, 2017.
•	Software license revenue: $32.1 million for the nine months ended September 30, 2018, compared to $57.6 million for the nine months ended September 30, 2017.
•	Cloud subscription revenue: $16.3 million for the nine months ended September 30, 2018, compared to $6.4 million in the nine months ended September 30, 2017.
•	Operating income: $99.6 million for the nine months ended September 30, 2018, compared to $142.1 million for the nine months ended September 30, 2017.
•	Cash flow from operations: $103.3 million in the nine months ended September 30, 2018, compared to $116.6 million in the nine months ended September 30, 2017.
•	Cash and investments: $93.9 million at September 30, 2018, compared to $125.5 million at December 31, 2017.
•

Share repurchases: During the nine months ended September 30, 2018, we reduced our common shares outstanding by approximately 3.5% primarily through the repurchase of approximately 2.6 million shares of our common stock, under the share repurchase program authorized by our board of directors, for a total investment of $118.5 million.

Below we discuss the results of our consolidated operations for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
			% Change vs.	% of Total Revenue
	2018	2017	Prior Year	2018	2017
	(in thousands)

Software license	$32,054	$57,601	-44%	7%	13%
Cloud subscriptions	16,301	6,408	154%	4%	1%
Maintenance	110,567	105,673	5%	27%	24%
Services	245,160	249,319	-2%	59%	55%
Hardware and other	10,709	31,512	-66%	3%	7%
Total revenue	$414,791	$450,513	-8%	100%	100%

Software License Revenue.  Software license revenue decreased $25.5 million, or 44%, in the nine months ended September 30, 2018 over the same period in the prior year. The decrease was influenced by (1) extended sales cycles and evaluations for some of our contracts, and (2) our business transition to cloud subscriptions, which resulted in traditional perpetual license deals closing as cloud deals based on customer demand. The license sales percentage mix across our product suite in the nine months ended September 30, 2018 was approximately 80% warehouse management solutions and 20% non-warehouse management solutions.

Cloud Subscription Revenue. Due to the release of Manhattan Active™ Solutions, that was discussed earlier, cloud subscriptions revenue increased $9.9 million, or 154% in the nine months ended September 30, 2018 compared to the same period in the prior year, as customers began to purchase our SaaS offerings in lieu of a traditional perpetual license. During the nine months ended September 30, 2018, the Americas, EMEA and APAC segments recognized $14.6 million, $1.4 million and $0.2 million in cloud subscriptions revenue, respectively.

Maintenance Revenue. Maintenance revenue increased $4.9 million, or 5%, in the nine months ended September 30, 2018 compared to the same period in the prior year, primarily due to (1) an increase in first-year maintenance revenue; (2) our annual renewal rate of customers subscribing to maintenance, which was greater than 90%; and (3) increases in the maintenance renewal prices. Maintenance revenue for the Americas and EMEA segment each increased $2.1 million while the APAC segment increased $0.7 million, in the nine months ended September 30, 2018 compared to the same period in 2017.

Services revenue.  Services revenue decreased $4.2 million, or 2%, in the nine months ended September 30, 2018 compared to the same period in the prior year. Services revenue for the Americas and APAC segments decreased $3.5 million and $4.9 million in the nine months ended September 30, 2018, respectively, compared with the nine months ended September 30, 2017, and increased $4.2 million in our EMEA segment. The decline in services revenue in the Americas and APAC segments was primarily due to lower license revenue for the Americas segment, some retail customers delaying project implementations and upgrades, combined with our Services teams operating at high efficiency, thereby improving the speed of implementations. The increase in services revenue in the EMEA segment is primarily due to solid license deal activity in 2017 and customer-specific initiatives in conjunction with customer upgrade activity.

As discussed earlier, service revenue includes reimbursements for professional service travel expenses that are required to be classified as revenue. Reimbursements by customers for out-of-pocket expenses were approximately $12.1 million and $13.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Hardware Revenue.  Hardware sales decreased $20.8 million, or 66%, to $10.7 million in the nine months ended September 30, 2018 compared to $31.5 million for the same period in the prior year, primarily due to the new revenue recognition standard (ASC 606) adoption. We adopted the new standard as of January 1, 2018 and elected to use the modified retrospective method. Historical hardware sales prior to the adoption of ASC 606 were recorded on a gross basis, as we were the principal in the transaction in accordance with the previous standard, ASC 605-45. Under the new standard, we are an agent in the transaction as we do not physically control the hardware which we sell. Accordingly, starting January 1, 2018, we recognize our hardware revenue net of related cost which reduces both hardware revenue and cost of sales as compared to our accounting prior to 2018. For comparison purposes only, had we implemented ASC 606 using the full retrospective method, we would also have presented hardware revenue net of costs for the prior period as shown below.

	Nine Months Ended September 30,
	2018	2017	% Change vs. Prior Year

Hardware Revenue (Pre ASC 606 Adoption)	$38,051	$31,512	21%
Cost of hardware	(27,342)	(23,789)	15%
Hardware Revenue, net (Post ASC 606 Adoption)	$10,709	$7,723	39%

Cost of Revenue

	Nine Months Ended September 30,
	2018	2017	% Change vs. Prior Year
Cost of software license	$4,615	$4,106	12%
Cost of cloud subscriptions, maintenance and services	173,446	159,111	9%
Cost of hardware	-	23,789	-100%
Total cost of revenue	$178,061	$187,006	-5%

Cost of Software License.  Cost of software license increased by $0.5 million, or 12%, in the nine months ended September 30, 2018 compared to the same period in the prior year principally as a result of an increase in third-party software expenses due to increased sales of third-party software.

Cost of Cloud Subscriptions, Maintenance and Services. The $14.3 million, or 9%, increase in the nine months ended September 30, 2018 compared to the same period in the prior year was principally due to a $6.8 million increase in performance-based compensation expense, a $6.1 million increase in computer infrastructure costs related to cloud business transition and a $1.6 million increase in compensation and other personnel-related expenses, partially offset by a $0.6 million decrease in travel-related expenses.

Cost of Hardware.   As discussed above, we adopted the new revenue recognition standard as of January 1, 2018. As a result, we now recognize our hardware revenue net of related cost which reduces both hardware revenue and cost of sales as compared to our accounting prior to 2018. Had we presented the results of the nine months ended September 30, 2017 under ASC 606, cost of hardware would have been presented as zero as we would have recognized our hardware revenue net of related costs.

Operating Expenses

	Nine Months Ended September 30,
	2018	2017	% Change vs. Prior Year
	(in thousands)

Research and development	$53,688	$43,074	25%
Sales and marketing	37,419	34,260	9%
General and administrative	39,396	34,290	15%
Depreciation and amortization	6,616	6,863	-4%
Restructuring charge	-	2,945	-100%
Operating expenses	$137,119	$121,432	13%

Research and Development.  R&D expenses for the nine months ended September 30, 2018 increased by $10.6 million, or 25%, compared to the same period in 2017. The increase is primarily attributable to a $7.1 million increase in compensation and other-personnel-related expenses resulting from increased headcount to support R&D activities, a $2.5 million increase in performance-based compensation expense, and a $0.5 million increase in computer costs. For the same reasons included in the quarterly R&D discussion above, no R&D costs were capitalized during the nine months ended September 30, 2018 and 2017.

Sales and Marketing.  Sales and marketing expenses increased by $3.2 million, or 9%, in the nine months ended September 30, 2018 compared to the same period of the prior year due primarily to increased marketing and campaign programs.

General and Administrative (G&A).  G&A expenses increased by $5.1 million, or 15%, during the nine months ended September 30, 2018 compared to the same period in the prior year. The increase was primarily due to a $3.0 million increase in compensation and other personnel-related expenses and a $1.6 million increase in performance-based compensation expense.

Depreciation and Amortization.  Depreciation expense amounted to $6.3 million and $6.5 million for the nine months ended September 30, 2018 and 2017, respectively.  Amortization expense associated with acquisitions for the nine months ended September 30, 2018 and 2017 was immaterial.

Restructuring Charge.  In May 2017, we eliminated 100 positions due to retail sector headwinds, aligning services capacity with demand and recorded a restructuring charge of approximately $2.9 million pretax ($1.9 million after-tax or $0.03 per fully diluted share) during the nine months ended September 30, 2017. The charge primarily consisted of employee severance, employee transition cost and outplacement services and is classified in “Restructuring charge” in our Consolidated Statements of Income.

Operating Income

Operating income for the nine months ended September 30, 2018 was $99.6 million compared to $142.1 million for the same period in the prior year. Operating margins were 24.0% for the first nine months of 2018 versus 31.5% for the same period in 2017. Operating income and margin decreased primarily due to our cloud transition, lower license revenue, increased overall compensation and other personnel-related expenses.

Other Income and Income Taxes

	Nine Months Ended September 30,
	2018	2017	% Change vs. Prior Year

Other income (loss), net	$3,245	$(232)	-1499%
Income tax provision	24,081	49,876	-52%

Other income, net.  Other income, net increased $3.5 million in the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to foreign currency gains resulting from the fluctuation of the U.S. dollar relative to foreign currencies, principally the Indian Rupee.

Income tax provision.  Our effective income tax rate was 23.4% and 35.2% for the nine months ended September 30, 2018 and 2017, respectively. Such decrease was primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017 that reduced the U.S. federal corporate income tax rate to 21% from 35%, partially offset by a decrease of $1.1 million in excess tax benefits on restricted stock vesting.

Liquidity and Capital Resources

In the first nine months of 2018, we funded our business through cash generated from operations. Our cash and cash equivalents as of September 30, 2018 included $47.3 million held in the U.S. and $46.6 million held by our foreign subsidiaries. We believe that the U.S. cash balances are sufficient to fund our U.S. operations, and we have no immediate plans to repatriate foreign funds to the U.S.  If, in the future, we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act, but we could be subject to additional local withholding taxes.

For the nine months ended September 30, 2018 and 2017, our operating activities generated cash of approximately $103.3 million and $116.6 million, respectively. Typical factors affecting our cash from operating activities from period to period include our level of revenue and earnings, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash. Cash provided by operating activities for the nine months ended September 30, 2018 decreased $13.3 million compared to the same period in 2017, which is primarily attributable to lower revenues and net earnings.

Our investing activities for both the nine months ended September 30, 2018 and 2017 consisted of investment purchases and capital spending. For the nine months ended September 30, 2018, we used $10.7 million in investing activities, of which $5.5 million was used for capital expenditure to support company growth while the remainder was used in for net-purchases of short-term investments. For the nine months ended September 30, 2017, we used $8.4 million in investing activities, of which $4.5 million was used in net purchases of short-term investments while the remainder was used for capital spending.

Cash used in financing activities was $124.6 million and $81.7 million for the nine months ended September 30, 2018 and 2017, respectively. The amounts in both periods were used to purchase our common stock, including shares withheld for taxes which were due upon the vesting of restricted stock units. Shares withheld for taxes was $6.0 million and $6.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Critical Accounting Policies and Estimates

In the first nine months of 2018, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2017 other than the adoption of the new revenue recognition standard (ASC 606).

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

Our services revenue consists of fees generated from implementation and training services, including reimbursements of out-of-pocket expenses in connection with our services. Services include system planning, design, configuration, testing, and other software implementation support, and are typically optional and distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. In certain situations, we render professional services under agreements based upon a fixed fee for portions of or all of the engagement. Revenue related to fixed-fee-based services contracts is recognized over time based on the proportion performed.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2017, supplemented in our quarterly report on Form 10-Q for the quarter ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly-announced repurchase program for the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2018	-	$-	-	50,000,000
August 1 - August 31, 2018	298,065	51.85	298,065	34,545,735
September 1 - September 30, 2018	90,497	57.62	90,497	29,331,043
Total	388,562		388,562

In October 2018, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Bylaw Amendments

On October 25, 2018, the Board of Directors of the Company amended the Company’s Amended Bylaws.  The amendment establishes the requisite quorum for Board committee meetings as a majority of the committee members, provides for committee self-selection of a meeting chair if the Board has not designated a chair or the normal chair is absent, and provides that Board committees otherwise shall conduct meetings in accordance with the procedures established for Board meetings.

Executive Employment Agreements

On October 25, 2018, Manhattan Associates, Inc. (the “Company”) entered into executive employment agreements (the “Executive Agreements”), in substantially the form filed as Exhibit 10.1, with each of the named executive officers of the Company, which includes the Company’s (i) President and Chief Executive Officer, Eddie Capel; (ii) Executive Vice President, Chief Financial Officer and Treasurer, Dennis B. Story; (iii) Senior Vice President, Americas, Robert G. Howell Jr., (iv) Senior Vice President, Chief Legal Officer and Secretary, Bruce S. Richards, and Senior Vice President, Global Corporate Controller and Chief Accounting Officer, Linda C. Pinne. The Executive Agreements replace the executive employment agreements previously in effect with each of the named executive officers. The Executive Agreements were approved by the Compensation Committee of the Board of Directors. In considering the Executive Agreements, the Compensation Committee was advised by an independent compensation consultant and outside legal counsel.

The Executive Agreements provide that each executive will be: (i) paid an annual base salary; (ii) eligible for an annual performance-related bonus; (iii) eligible for equity awards that reflect the executive’s position, duties, and responsibilities with the

Company; (iv) eligible to participate in all other benefit plans, programs, and arrangements generally available to executives of the Company; (v) provided an indemnification agreement, under which the Company will indemnify the executive to the full extent permitted by law with respect to any claim arising out of the executive’s service as an officer, director, or employee of the Company; and (vi) covered by a director and officer liability insurance policy. As set forth in their respective Executive Agreements, the annual base salaries of Messrs. Capel, Story, Howell and Richards are, as of the present time, set at $575,000, $402,000, $323,000 and $320,000, respectively and that of Ms. Pinne is set at $252,150. Each executive’s annual base salary is subject to increases at the discretion of the Board or the Compensation Committee.

The executives’ employment under the Executive Agreements can be terminated at any time by the Company or by the applicable executive. If the Company terminates the executive’s employment for reasons other than death, disability, or “cause” (as defined in the Executive Agreements) or if the executive terminates their employment for “constructive termination” (as defined in the Executive Agreements), the executive will be entitled to severance payments equal to continuation of their base salary for 12 months and 12 months of COBRA coverage for family medical and dental benefits. In addition, if the executive’s termination under the circumstances described in the preceding sentence occurs on or within 24 months following a “change of control” (as defined in the Executive Agreements), the executive will be entitled to (i) a pro rata bonus for the year of termination; and (ii) an additional bonus amount equal to the greater of their target bonus for the year of termination or for the prior year. If a change of control occurs, any unvested equity awards outstanding at the time of the change in control will remain in effect in accordance with their terms (or the Company may provide the executive with substantially equivalent substitute equity awards of the survivor or purchasing entity or its parent). If on or within 24 months following a change of control, the Company (or its successor) terminates the executive without cause or the executive suffers a “constructive termination” (as defined in the Executive Agreements), then any outstanding unvested equity awards (or the substituted equity awards) will fully vest. In general, severance payments to an executive are limited such that they will not receive any “parachute payment” as described in Section 280G of the Internal Revenue Code of 1986, as amended. The executive is required to provide the Company with a general release of all claims in order to receive any severance payments or benefits.

The Executive Agreements contain provisions requiring the executive to protect the proprietary and confidential information of the Company. In addition, through the twelve-month anniversary date of the executive’s termination of employment (or, if later, the last date any severance payments are due), the executive agrees not to (i) solicit or accept business from the Company’s customers or customer prospects, with whom they had material contact, for the purpose of performing a competing business, (ii) solicit or hire away the Company’s employees, (iii) perform, or supervise, manage, or provide consulting or advice regarding the performance of, duties the same as or similar to those performed by the executive for the Company during the 24 months prior to termination, for a competing business owned by any of a designated group of companies, or (iv) serve on the board of directors (or similar oversight body) for any of those same designated companies. The executive also agrees to assign to the Company all patents, inventions, copyrights and other intellectual property developed by them in the course of their employment.

This summary of the terms and conditions of the Executive Agreements is qualified in its entirety by reference to the full text of the form of Executive Agreement, which is filed herewith as Exhibit 10.1, and incorporated by reference herein.

*   *   *   *   *

The above summaries of the amendment to the Company’s Amended Bylaws and of terms and conditions of the Executive Agreements are qualified in their entirety by reference to the full text of the Amended Bylaws and form of Executive Agreement, which are filed as Exhibits 3.2 and 10.1, respectively, and incorporated by reference.

Item 6.	Exhibits.

Exhibit 3.2	Amended Bylaws, as amended October 25, 2018

Exhibit 10.1	Form of Executive Employment Agreement

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*

In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

EXHIBIT INDEX

Exhibit 3.2.	Amended Bylaws, as amended October 25, 2018

Exhibit 10.1	Form of Executive Employment Agreement

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

MANHATTAN ASSOCIATES, INC.

Date:	October 25, 2018	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 25, 2018	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)