Form 10-K/A
period 2018-12-31
MANHATTAN ASSOCIATES INC
filed 2019-03-15
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE

Manhattan Associates, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission on February 8, 2019. The purpose of this Amendment is to amend the table included in the section titled “Purchase of Equity Securities” in Part II, “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities” (“Item 5”) of the Company’s Original Form 10-K. In the table in the Original Form 10-K, the Company inadvertently presented the amounts paid on share repurchases instead of the number of shares repurchased in the column heading “Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs.” This Amendment amends such disclosure to present the number of shares repurchased.

In addition, this Amendment amends Item 15 of Part IV of the Original Form 10-K to include new certifications by the Company’s principal executive officer (Exhibit 31.1) and principal financial officer (Exhibit 31.2) under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934.

Except for the foregoing, this Amendment does not reflect events occurring after the filing of the Original Form 10-K, does not update disclosures contained in the Form 10-K and does not modify or amend the Form 10-K.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2018	66,024	$45.39	66,024	$47,002,916
November 1 - November 30, 2018	321,459	48.31	321,459	31,473,743
December 1 - December 31, 2018	131,065	47.53	131,065	25,244,020
Total	518,548		518,548

In 2018, we repurchased a total of 3,147,466 shares at an average price per share of $45.52 under our publicly-announced share repurchase program. In January 2019, our Board of Directors authorized us to repurchase up to an aggregate of $50 million of our common stock.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1.	Financial Statements.

The response to this item is submitted as a separate section of the Original Form 10-K. See Item 8 of the Original Form 10-K.

2.	Financial Statement Schedule.

The financial statement schedule is filed as a part of the Original Form 10-K.

3. Exhibits.

See (b) below.

(b)

The exhibits listed below under “Exhibit Index” are filed with or incorporated by reference herein. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

(c)	See Item 15(a)(2).

EXHIBIT INDEX

The following exhibits are filed or incorporated by reference herein.

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

10.33*	Form of Executive Employment Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2018 (File No. 000-23999), filed on October 25, 2018).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report for the period ended December 31, 2018 (File No. 000-23999), filed on February 8, 2019).

23.1

Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report for the period ended December 31, 2018 (File No. 000-23999), filed on February 8, 2019).

31.1 +	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 +	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (Incorporated by reference to the Company’s Annual Report for the period ended December 31, 2018 (File No. 000-23999), filed on February 8, 2019).

101.SCH

XBRL Taxonomy Extension Schema Document (Incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report for the period ended December 31, 2018 (File No. 000-23999), filed on February 8, 2019)

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report for the period ended December 31, 2018 (File No. 000-23999), filed on February 8, 2019)

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report for the period ended December 31, 2018 (File No. 000-23999), filed on February 8, 2019)

101.LAB

XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report for the period ended December 31, 2018 (File No. 000-23999), filed on February 8, 2019)

Exhibit Number	Description

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report for the period ended December 31, 2018 (File No. 000-23999), filed on February 8, 2019)

*	Management contract or compensatory plan or agreement.
**	Previously furnished pursuant to the Original Form 10-K.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANHATTAN ASSOCIATES, INC.

By:	/s/ Eddie Capel
Eddie Capel
President, Chief Executive Officer, and Director

Date: March 15, 2019