Form 10-Q
period 2019-03-31
MANHATTAN ASSOCIATES INC
filed 2019-04-25
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of shares of the Registrant’s class of capital stock outstanding as of April 22, 2019, the latest practicable date, is as follows: 64,594,506 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended March 31, 2019

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,879	$99,126
Short-term investments	-	1,440
Accounts receivable, net of allowance of $2,162 and $2,589, respectively	107,352	100,108
Prepaid expenses and other current assets	19,065	14,708
Total current assets	231,296	215,382

Property and equipment, net	13,327	14,318
Operating lease right-of-use assets	39,869	-
Goodwill, net	62,237	62,240
Deferred income taxes	3,664	5,442
Other assets	9,118	9,768
Total assets	$359,511	$307,150

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,940	$18,181
Accrued compensation and benefits	27,164	29,485
Accrued and other liabilities	20,736	12,161
Deferred revenue	94,363	81,894
Income taxes payable	6,331	3,543
Total current liabilities	165,534	145,264

Operating lease liabilities, long-term	35,896	-
Other non-current liabilities	12,681	14,739

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2019 and 2018	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,593,909 and 64,860,419 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	646	649
Retained earnings	161,356	163,359
Accumulated other comprehensive loss	(16,602)	(16,861)
Total shareholders' equity	145,400	147,147
Total liabilities and shareholders' equity	$359,511	$307,150

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$7,859	$4,469
Software license	12,414	7,555
Maintenance	36,099	36,397
Services	88,631	78,757
Hardware	3,401	3,391
Total revenue	148,404	130,569
Costs and expenses:
Cost of software license	592	1,308
Cost of cloud subscriptions, maintenance and services	66,578	56,486
Research and development	21,213	17,059
Sales and marketing	14,781	12,884
General and administrative	15,050	12,800
Depreciation and amortization	1,914	2,202
Total costs and expenses	120,128	102,739
Operating income	28,276	27,830
Other (loss) income, net	(371)	721
Income before income taxes	27,905	28,551
Income tax provision	6,933	5,899
Net income	$20,972	$22,652

Basic earnings per share	$0.32	$0.34
Diluted earnings per share	$0.32	$0.33

Weighted average number of shares:
Basic	64,909	67,553
Diluted	65,204	67,736

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Net income	$20,972	$22,652
Foreign currency translation adjustment	259	(169)
Comprehensive income	$21,231	$22,483

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Operating activities:
Net income	$20,972	$22,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,914	2,202
Equity-based compensation	7,182	4,343
Loss (gain) on disposal of equipment	6	(3)
Deferred income taxes	1,782	1,587
Unrealized foreign currency loss (gain)	381	(333)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,478)	7,502
Other assets	(3,021)	(4,223)
Accounts payable, accrued and other liabilities	(809)	5,435
Income taxes	1,831	2,286
Deferred revenue	12,427	9,853
Net cash provided by operating activities	35,187	51,301

Investing activities:
Purchase of property and equipment	(616)	(2,174)
Net maturities (purchases) of investments	1,439	(12,598)
Net cash provided by (used in) investing activities	823	(14,772)

Financing activities:
Purchase of common stock	(30,160)	(55,815)
Net cash used in financing activities	(30,160)	(55,815)

Foreign currency impact on cash	(97)	432

Net change in cash and cash equivalents	5,753	(18,854)
Cash and cash equivalents at beginning of period	99,126	125,522
Cash and cash equivalents at end of period	$104,879	$106,668

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2018 (audited)	64,860,419	$649	$-	$163,359	$(16,861)	$147,147
Repurchase of common stock	(569,906)	(6)	(7,179)	(22,975)	-	(30,160)
Restricted stock units issuance	303,396	3	(3)	-	-	-
Equity-based compensation	-	-	7,182	-	-	7,182
Foreign currency translation adjustment	-	-	-	-	259	259
Net income	-	-	-	20,972	-	20,972
Balance, March 31, 2019 (unaudited)	64,593,909	$646	$-	$161,356	$(16,602)	$145,400

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2017 (audited)	67,776,138	$678	$-	$186,117	$(11,839)	$174,956
Repurchase of common stock	(1,269,109)	(13)	(4,340)	(51,462)	-	(55,815)
Restricted stock units issuance	312,402	3	(3)	-	-	-
Equity-based compensation	-	-	4,343	-	-	4,343
Adjustment due to adoption of ASC 2014-09 Revenue from Contracts with Customers (Topic 606)	-	-	-	1,981	-	1,981
Foreign currency translation adjustment	-	-	-	-	(169)	(169)
Net income	-	-	-	22,652	-	22,652
Balance, March 31, 2018 (unaudited)	66,819,431	$668	$-	$159,288	$(12,008)	$147,948

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at March 31, 2019, the results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2018.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements Adopted in Fiscal Year 2019

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-02, Leases, which establishes new Accounting Standard Codification (ASC) Topic 842 (ASC 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with previous GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease. However, unlike previous GAAP which required only capital leases to be recognized on the balance sheet, the new standard requires both types of leases to be recognized on the balance sheet. ASC 842 also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

ASC 842 was previously required to be adopted using the modified retrospective approach.  However, in July 2018, the FASB issued ASU 2018-11, which allowed for retrospective application with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Under this option, entities do not need to apply ASC 842 (along with its disclosure requirements) to the comparative prior periods presented.

We adopted ASC 842 in the first quarter of 2019.  Accordingly, most of our operating leases (primarily for office space) are recognized as operating lease liabilities and right-of-use assets on our balance sheet. We elected to adopt certain of the optional practical expedients, including the package of practical expedients, which, among other things, gives us the option to not reassess: 1) whether expired or existing contracts are or contain leases; 2) the lease classification for expired or existing leases; and 3) initial direct costs for existing leases. We elected the optional transition method that allows for a cumulative-effect adjustment as of the adoption date coupled with the option to not restate prior periods. We also elected the practical expedient to not separate lease and non-lease components, which allows us to account for lease and non-lease components as a single lease component.  We did not elect the hindsight practical expedient in our determination of the lease term for our existing leases.

Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of approximately $28.5 million and $31.0 million as of January 1, 2019, respectively. The adoption had no impact on retained earnings, the Consolidated Statements of Income, or the Consolidated Statements of Cash Flows.

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

Our services revenue consists of fees generated from implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services include system planning, design, configuration, testing, and other software implementation support, and are typically optional and distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. In certain situations, we render professional services under agreements based upon a fixed fee for portions of or all of the engagement. Revenue related to fixed-fee-based services contracts is recognized over time based on the proportion performed. The total amount of expense reimbursement included in services revenue was $3.6 million and $3.5 million for the three months ended March 31, 2019 and 2018, respectively.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of maintenance, cloud subscriptions and professional services. $36.6 million of revenue that was included in the deferred revenue balance as of December 31, 2018 was recognized during the three months ended March 31, 2019.

No revenue was recognized during the three months ended March 31, 2019 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of March 31, 2019, approximately $100.5 million of revenue is expected to be recognized from remaining performance obligations for cloud subscriptions and maintenance contracts with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately 50% of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $0.9 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. In estimating the allowance for doubtful accounts, we consider the age of the accounts receivable, our historical write-offs, and the creditworthiness of the customer, among other factors. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year.  We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $3.9 million as of March 31, 2019, of which $2.6 million is included in other assets and $1.3 million is included in prepaid expenses and other current assets. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $0.4 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. No impairment losses were recognized during the periods.

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

At March 31, 2019, our cash and cash equivalents were $87.4 million and $17.5 million, respectively. We had no short-term investments at March 31, 2019 and, currently, have no long-term investments. Cash equivalents consist of highly liquid money market funds of $9.7 million and certificates of deposit of $7.8 million. Short-term investments in the prior period consisted of certificates of deposit. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at March 31, 2019.

4.	Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. In 2019, we entered into two lease agreements for office space in Bangalore, India for a ten-year term. The total operating lease liabilities for these leases at March 31, 2019 was approximately $13.1 million. In 2014, we amended our Atlanta headquarters lease to obtain additional space and extended the lease term to September 2025. As part of this amended lease agreement, we received reimbursement of $1.3 million from the landlord in 2018 for leasehold improvements. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of March 31, 2019 (in thousands):

March 31, 2019
ASSETS
Operating lease right-of-use assets	$39,869

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$6,568
Operating lease liabilities, long-term	35,896
Total operating lease liabilities	$42,464

Aggregate future minimum lease payments under noncancelable operating leases as of March 31, 2019 are as follows (in thousands):

Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$5,086
2020	6,710
2021	6,399
2022	6,274
2023	6,435
Thereafter	19,154
Total minimum payments required	50,058
Less short-term leases	(175)
Less imputed interest	(7,419)
Total operating lease liabilities	$42,464

The total lease cost for the three months ended March 31, 2019. was $2.0 million, which consists of $1.9 million operating lease costs and $0.1 million short-term lease costs. Our variable lease costs for the three months ended March 31, 2019 were immaterial. Total lease costs for the three months ended March 31, 2018 was $1.8 million.

Other information related to operating leases are as follows:

Weighted average remaining lease term	7.4 years
Weighted average discount rate	4%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,685

5.	Equity-Based Compensation

We granted 912,219 and 467,526 restricted stock units (“RSUs”) during the three months ended March 31, 2019 and 2018, respectively. Equity-based compensation expense related to RSUs was $7.2 million and $4.3 million during the three months ended March 31, 2019 and 2018, respectively.

We present below a summary of changes during the three months ended March 31, 2019 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2018	997,173
Granted	912,219
Vested	(341,382)
Forfeited	(10,370)
Outstanding at March 31, 2019	1,557,640

6.	Income Taxes

Our effective tax rate was 24.8% and 20.7% for the three months ended March 31, 2019 and 2018, respectively. The increase in the effective tax rate for the three months ended March 31, 2019 is the result of a decrease in deductible tax expense of: $0.8 million in excess tax benefits on restricted stock vestings and $0.3 million related to a provisional one-time estimate for the impact of 2017 U.S. Tax Reform recorded in 2018.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with ASC 740, Income Taxes. For the three months ended March 31, 2019, there were no material changes to our uncertain tax positions. There has been no change to our policy that recognizes potential interest and penalties related to uncertain tax positions within our global operations in income tax expense.

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

7.	Basic and Diluted Net Income Per Share

Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.

Diluted net income per share is computed using net income divided by Weighted Shares and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented.

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)

Net income	$20,972	$22,652
Earnings per share:
Basic	$0.32	$0.34
Effect of CESs	-	(0.01)
Diluted	$0.32	$0.33

Weighted average number of shares:
Basic	64,909	67,553
Effect of CESs	295	183
Diluted	65,204	67,736

The number of anti-dilutive CESs during the three months ended March 31, 2019 and 2018 was immaterial.

8.	Contingencies

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of business, and occasionally legal proceedings not in the ordinary course. Many of our installations involve products that are critical to the operations of our clients’ businesses. Any failure in a company’s product could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances. We are not currently a party to any legal proceedings in the ordinary course of business or other legal proceedings the result of which we believe is likely to have a material adverse impact on our business, financial position, results of operations, or cash flows. We expense legal costs associated with loss contingencies as such legal costs are incurred.

9.	Operating Segments

We manage our business by geography, and have three geographic reportable segments: North and Latin America (the “Americas”); Europe, the Middle East and Africa (EMEA); and Asia Pacific (APAC). All segments derive revenue from the sale and implementation of our supply chain commerce solutions.  The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain commerce. We use the same accounting policies for each reportable segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each reportable segment.

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $1.7 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support.  Certain corporate expenses included in the Americas segment are not charged to the other segments.  Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Accounting Standards Codification, we present below certain financial information by reportable segment for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019				2018
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$6,920	$744	$195	$7,859	$4,103	$366	$-	$4,469
Software license	6,128	6,045	241	12,414	3,491	1,800	2,264	7,555
Maintenance	29,101	4,891	2,107	36,099	29,442	5,016	1,939	36,397
Services	69,323	14,608	4,700	88,631	64,188	11,982	2,587	78,757
Hardware	3,401	-	-	3,401	3,391	-	-	3,391
Total revenue	114,873	26,288	7,243	148,404	104,615	19,164	6,790	130,569

Costs and Expenses:
Cost of revenue	50,755	12,872	3,543	67,170	44,147	10,013	3,634	57,794
Operating expenses	44,400	5,499	1,145	51,044	38,193	3,489	1,061	42,743
Depreciation and amortization	1,667	183	64	1,914	1,957	187	58	2,202
Total costs and expenses	96,822	18,554	4,752	120,128	84,297	13,689	4,753	102,739
Operating income	$18,051	$7,734	$2,491	$28,276	$20,318	$5,475	$2,037	$27,830

The majority of our software license revenue (80%) relates to our warehouse management product group. Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel and transportation management solutions.

Total assets of our reportable segments increased during the three months ended March 31, 2019 primarily as a result of the adoption of ASC 842. At March 31, 2019, total assets for the Americas, EMEA and APAC segments were $288.5 million, $55.1 million and $15.9 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2019 and 2018, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three months ended March 31, 2019, we generated $148.4 million in total revenue with a revenue mix of: cloud subscription 5%; license 9%; maintenance 24%; services 60%; and hardware 2%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC).  Geographic revenue is based on the location of the sale. Our international revenue was approximately $47.4 million for the three months ended March 31, 2019, which represents approximately 30% of our total revenue for the three months ended March 31, 2019. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2019, we employed approximately 3,100 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Our transition to a cloud subscription model, shifting industry dynamics, economic uncertainty in retail, and our adoption of the new revenue recognition standard (ASC Topic 606) on January 1, 2018, impacted our revenue and earnings growth in 2017 and 2018. We expect that, going forward, our transition to a cloud subscription model, including enterprise investments in innovation, sales and marketing, IT, facilities and people, as well as retail global macroeconomic conditions as a whole, could impact revenue and earnings growth. The pace at which the market for our products transitions from perpetual, on-premises installation to cloud subscriptions, which result in revenue recognition spread out over the subscription period rather than up front, and the lead times for developing new business, which can be long for our products, can cause uncertainty for our future expectations, particularly with respect to our ability to accurately forecast bookings and revenues from quarter to quarter and over the longer term.

For 2019, our five strategic goals continue to be:

•	Focus on customer success and drive sustainable long-term growth;
•	Aggressively invest in innovation to expand our products and total addressable market;
•	Develop and grow our cloud operations and cloud subscription revenue;
•	Expand our Manhattan Active Omni/Point-of-Sale/Customer Engagement Business; and
•	Expand our global sales and marketing teams.

Cloud Subscription

Historically, our software licenses were sold as perpetual licenses, under which customers own the software license and revenue is recognized at the time of sale. In 2017, we released Manhattan Active™ Solutions, accelerating our business transition to cloud subscriptions. Under a cloud subscription, customers pay a periodic fee for the right to use our software within a cloud-based environment that we provide and manage over a specified period of time. As part of our subscription program, we allow our existing customers to convert their maintenance contracts to cloud subscription contracts. While it is early in our transition, a few customers converted their maintenance contracts to subscriptions in 2017, 2018 and in the first quarter of 2019, and we expect there will be continued opportunities to convert existing maintenance contracts to cloud subscription contracts in the remaining months of 2019 and beyond.

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

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three months ended March 31, 2019, approximately 70% of our total revenue was generated in the United States, 20% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software is often a part of our customers’ and prospects’ much larger capital commitment associated with facilities expansion and business improvement. We believe that, given the lingering uncertainty in the global macro environment primarily in the retail industry, the current sales cycles for large license sales and cloud subscriptions of $1.0 million or greater in our target markets have been extended. The current business climate within the United States and geographic regions in which we operate continue to affect customers’ and prospects’ decisions regarding timing of strategic capital expenditures. Delays with respect to such decisions can have a material adverse impact on our business and may further intensify competition in our already highly competitive markets.

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

Revenue

Software License and Cloud Subscriptions revenue.  Software license and cloud subscriptions revenue, leading indicators of our business performance, are primarily derived from software license, and cloud subscription fees that customers pay for supply chain solutions. In the three months ended March 31, 2019, software license revenue totaled $12.4 million, or 9% of total revenue, with a gross margin of 95.2%. Software license revenue recognized by the Americas, EMEA, and APAC segments totaled $6.1 million, $6.1 million, and $0.2 million, respectively, in the three months ended March 31, 2019. Prior to 2017, the overall trend was steady for our large license sales. However, in 2017, we began experiencing extended sales cycles and evaluations with greater focus on capital prioritization as retailers evaluated restructuring and transforming their omni-channel/digital commerce businesses. In addition, during 2017, we introduced Manhattan Active Solutions, our cloud-based solutions, and began to see our customer’s transition from perpetual software licenses to cloud-based services solutions. In the three months ended March 31, 2019, cloud subscriptions revenue totaled $7.9 million or 5% of total revenues. The Americas, EMEA and APAC segments recognized $6.9 million, $0.8 million and $0.2 million in cloud subscriptions revenue, respectively, in the three months ended March 31, 2019. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically 36 to 60 months. In the three months ended March 31, 2019, the percentage mix of new to existing customers for the combination of software license and cloud subscriptions revenue was approximately 25/75.

Software license and cloud subscriptions revenue growth are influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. In addition, the timing of the closing of a few large software license transactions can have a material impact on our software license revenues, operating profit, operating margins and earnings per share. For example, $0.9 million of either pre-tax profit or expense in the first quarter of 2019 equates to approximately one cent of diluted earnings per share impact.

Our software solutions are focused on core supply chain commerce operations (Warehouse Management, Transportation Management and Labor Management), Inventory optimization and Omnichannel operations (e-commerce, retail store operations and point of sale), which are intensely competitive markets characterized by rapid technological change. We are a market leader in the supply chain management software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our software license and cloud subscriptions revenues faster than our competitors through investment in innovation. We expect to continue to face increased competition from Enterprise Resource Planning (ERP) and Supply Chain Management application vendors and business application software vendors that may broaden their solutions offerings by internally developing, or by acquiring or partnering with independent developers of supply chain planning and execution software. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

Maintenance Revenue. Our maintenance revenue for the three months ended March 31, 2019 totaled $36.1 million, or 24% of total revenue. The Americas, EMEA and APAC segments recognized $29.1 million, $4.9 million and $2.1 million, respectively, in maintenance revenue in the three months ended March 31, 2019.  For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. The growth of maintenance revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services revenue.  In the three months ended March 31, 2019, our services revenue totaled $88.6 million, or 60% of total revenue. The Americas, EMEA and APAC segments recognized $69.3 million, $14.6 million and $4.7 million, respectively. Due to our large services revenue mix as a percentage of total revenue, our consolidated operating margin profile may be lower than those of our competitors, and while we believe our services margins are strong, they do lower our operating margin profile as services margins are inherently lower than the margin for software license revenue and some of our other revenue sources.

Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions.  To ensure a successful product implementation, consultants assist customers with initial installation of a system, the conversion and transfer of the customer’s historical data onto our systems, and ongoing training, education, and system upgrades.  We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solutions, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

Services revenue growth is contingent upon our software license revenue, cloud subscriptions and customer upgrade cycles, which are influenced by the strength of general economic and business conditions and the competitive position of our software products.  In addition, our professional services business has competitive exposure to offshore providers and other consulting companies.  All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins, and loss of market share.

Services revenue also includes reimbursements from customers for out-of-pocket expenses. The total amount of expense reimbursement recorded to service revenue was $3.6 million for the three months ended March 31, 2019.

Hardware Revenue. Our hardware revenue, which we recognize net of related costs as of January 1, 2018, totaled $3.4 million in the three months ended March 31, 2019 representing 2% of total revenue.  In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global retailers, manufacturers, wholesalers, distributors, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our R&D expenses were $21.2 million for three months ended March 31, 2019.

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

Cash Flow and Financial Condition

For the three months ended March 31, 2019, we generated cash flow from operating activities of $35.2 million. Our cash at March 31, 2019 totaled $104.9 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be to provide funding for investments in R&D, in operations to drive earnings growth, and repurchases of our common stock.

During the three months ended March 31, 2019, we repurchased 463,680 shares of Manhattan Associates’ outstanding common stock for approximately $24.9 million under the share repurchase program approved by our Board of Directors, and in April 2019, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our common stock.

For the remainder of 2019, our priorities for use of cash will continue to be investments in product development and in the growth of our business. We expect to continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We also expect to continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements for the remainder of 2019 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)

Revenue	$148,404	$130,569
Costs and expenses	120,128	102,739
Operating income	28,276	27,830
Other (loss) income, net	(371)	721
Income before income taxes	27,905	28,551
Net income	$20,972	$22,652
Diluted earnings per share	$0.32	$0.33
Diluted weighted average number of shares	65,204	67,736

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three months ended March 31, 2019 and 2018, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended March 31,
	2019	2018	% Change vs. Prior Year
Revenue:	(in thousands)
Cloud subscriptions
Americas	6,920	4,103	69%
EMEA	744	366	103%
APAC	195	-	N/A
Total cloud subscriptions	7,859	4,469	76%

Software license
Americas	6,128	3,491	76%
EMEA	6,045	1,800	236%
APAC	241	2,264	-89%
Total software license	12,414	7,555	64%

Maintenance
Americas	29,101	29,442	-1%
EMEA	4,891	5,016	-2%
APAC	2,107	1,939	9%
Total maintenance	36,099	36,397	-1%

Services
Americas	69,323	64,188	8%
EMEA	14,608	11,982	22%
APAC	4,700	2,587	82%
Total services	88,631	78,757	13%

Hardware
Americas	3,401	3,391	0%
EMEA	-	-	N/A
APAC	-	-	N/A
Total hardware and other	3,401	3,391	0%

Total Revenue
Americas	114,873	104,615	10%
EMEA	26,288	19,164	37%
APAC	7,243	6,790	7%
Total revenue	$148,404	$130,569	14%

Operating income:
Americas	18,051	20,318	-11%
EMEA	7,734	5,475	41%
APAC	2,491	2,037	22%
Total operating income	$28,276	$27,830	2%

Condensed Consolidated Financial Summary - First Quarter 2019

•	Consolidated total revenue: $148.4 million for the first quarter of 2019, compared to $130.6 million for the first quarter of 2018;
•	Cloud subscription revenue: $7.9 million for the first quarter of 2019, compared to $4.5 million for the first quarter of 2018;
•	Software license revenue: $12.4 million for the first quarter of 2019, compared to $7.6 million for the first quarter of 2018;
•	Operating income: $28.3 million for the first quarter of 2019, compared to $27.8 million for the first quarter of 2018;
•	Operating margins: 19.1% for the first quarter of 2019, compared to 21.3% for the first quarter of 2018;
•	Diluted earnings per share: $0.32 for the first quarter of 2019 compared to $0.33 for the first quarter of 2018;
•	Cash flow from operations: $35.2 million in the first quarter of 2019, compared to $51.3 million in the first quarter of 2018;
•	Days sales outstanding: 65 days at March 31, 2019, compared to 64 days at December 31, 2018;
•	Cash and investments: $104.9 million at March 31, 2019, compared to $100.6 million at December 31, 2018;
•

Share repurchases: In the three months ended March 31, 2019, we reduced our common shares outstanding by approximately 0.4%, primarily through the repurchase of approximately 0.5 million shares of our common stock, under the share repurchase program authorized by our board of directors. In April 2019, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

Below we discuss our consolidated results of operations for the first quarters of 2019 and 2018.

Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2019	2018	Prior Year	2019	2018
	(in thousands)

Cloud subscriptions	$7,859	$4,469	76%	5%	3%
Software license	12,414	7,555	64%	9%	6%
Maintenance	36,099	36,397	-1%	24%	28%
Services	88,631	78,757	13%	60%	60%
Hardware	3,401	3,391	0%	2%	3%
Total revenue	$148,404	$130,569	14%	100%	100%

Cloud Subscriptions revenue. In 2017, we released Manhattan Active™ Solutions accelerating our business transition to cloud subscriptions. In the first quarter of 2019, cloud subscriptions revenue increased $3.4 million compared to the same quarter in the prior year, as customers began to purchase our SaaS offerings rather than a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $2.8 million, $0.4 million and $0.2 million in the first quarter of 2019, respectively.  The APAC segment began recognizing cloud subscriptions revenue for the first time in 2018.

Software License revenue.  Software license revenue increased $4.9 million in the first quarter of 2019 compared to the same quarter in the prior year. Our license revenue performance depends on the number and relative value of large deals we close in the period. License revenue for the Americas and EMEA segments increased $2.6 million and $4.3 million, respectively, while license revenue for the APAC segment decreased $2.0 million.

The perpetual license sales percentage mix across our product suite in the first quarter ended March 31, 2019 was approximately 80% warehouse management solutions.

Maintenance revenue. Maintenance revenue was relatively flat in the first quarter of 2019 compared to the same quarter in the prior year. Maintenance revenue for the Americas and EMEA segment decreased $0.4 million and $0.1 million, respectively, while maintenance revenue for the APAC segment increased $0.2 million in the first quarter of 2019 compared to the same quarter in the prior year.

Services revenue.  Services revenue increased $9.9 million in the first quarter of 2019 compared to the same quarter in the prior year on improving demand in the Americas and solid growth in EMEA and APAC. Services revenue for the Americas, EMEA and APAC segments increased $5.2 million, $2.6 million and $2.1 million, respectively, compared to the same quarter in the prior year.

Service revenue includes reimbursements for professional service travel expenses that are required to be classified as revenue. Reimbursements by customers for out-of-pocket expenses were approximately $3.6 million and $3.5 million for the three months ended March 31, 2019 and 2018, respectively.

Hardware revenue.  Hardware sales was relatively flat in the first quarter of 2019 compared to the first quarter of 2018. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended March 31,
	2019	2018	% Change vs. Prior Year
Cost of software license	$592	$1,308	-55%
Cost of cloud subscriptions, maintenance and services	66,578	56,486	18%
Total cost of revenue	$67,170	$57,794	16%

Cost of Software License.  Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license decreased $0.7 million in the first quarter of 2019 compared with the same quarter in the prior year due primarily to a decrease in royalty expenses.

Cost of Cloud Subscriptions, Maintenance and Services.  Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $10.1 million increase in the quarter ended March 31, 2019 compared to the same quarter in the prior year was principally due to a $5.2 million increase in compensation and other personnel-related expenses resulting from increased headcount in professional services, a $2.5 million increase in performance-based compensation expense, and a $1.8 million increase in computer infrastructure costs related to cloud business transition.

Operating Expenses

	Three Months Ended March 31,
	2019	2018	% Change vs. Prior Year
	(in thousands)

Research and development	$21,213	$17,059	24%
Sales and marketing	14,781	12,884	15%
General and administrative	15,050	12,800	18%
Depreciation and amortization	1,914	2,202	-13%
Operating expenses	$52,958	$44,945	18%

Research and Development.  Our principal R&D activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omni-Channel, including cloud-based solutions, point-of-sale and tablet retailing.

For each of the quarters ended March 31, 2019 and 2018, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended March 31, 2019 increased by $4.2 million, compared to the same quarter of 2018 principally due to a $3.1 million increase in compensation and other personnel related expenses resulting from increased headcount to support R&D activities, and a $0.8 million increase in performance-based compensation expense.

Sales and Marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $1.9 million in the quarter ended March 31, 2019 compared to the same quarter in the prior year primarily due to an increase in performance-based compensation expense.

General and administrative (G&A).  G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $2.3 million, in the current year quarter compared to the same quarter in the prior year, primarily due to a $1.5 million increase in compensation and other personnel related expenses, and a $0.5 million increase in performance-based compensation expense.

Depreciation and Amortization.  Depreciation expense for the first quarter of 2019 and 2018 was $1.6 million and $1.9 million, respectively. Amortization of intangibles and software for the three months ended March 31, 2019 and 2018 was $0.3 million for each period.

Operating Income

Operating income in the first quarter of 2019 was $28.3 million compared to $27.8 million for the first quarter of 2018. Operating margins were 19.1% for the first quarter of 2019 versus 21.3% for the same quarter in the prior year. Operating margin decreased primarily as a result of our investment in cloud transition, increased investments in innovation, and increased performance-based compensation expense. Operating income increased $2.3 million and $0.4 million in the EMEA and APAC segments, respectively, and decreased $2.3 million in the Americas segment.

Other Income and Income Taxes

	Three Months Ended March 31,
	2019	2018	% Change vs. Prior Year

Other (loss) income, net	$(371)	$721	-151%
Income tax provision	6,933	5,899	18%

Other income, net.  Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $1.1 million in the first quarter of 2019 compared to the same quarter in the prior year primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee and Japanese Yen. We recorded net foreign currency losses of $0.6 million in the first quarter of 2019 and net foreign currency gains of $0.4 million in the first quarter of 2018.

Income tax provision.  Our effective income tax rates were 24.8% and 20.7% for the quarters ended March 31, 2019 and 2018, respectively. The increase in the effective tax rate for the three months ended March 31, 2019 compared to the same quarter in the prior year, is the result of a decrease in deductible tax expense of: $0.8 million in excess tax benefits on restricted stock vestings and $0.3 million related to a provisional one-time estimate for the impact of 2017 U.S. Tax Reform recorded in 2018.

Liquidity and Capital Resources

During the first three months of 2019, we funded our business through cash generated from operations. Our cash and cash equivalents as of March 31, 2019 included $59.0 million held in the U.S. and $45.9 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations, and we do not intend to repatriate foreign funds to the U.S.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act in December 2017, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $35.2 million and $51.3 million in the three months ended March 31, 2019 and 2018, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the three months ended March 31, 2019 decreased $16.1 million compared to the same period in 2018, which is mainly due to the timing and amount of employee bonus payments and the timing of cash collections from our customers.

Cash received from investing activities was $0.8 million in the first quarter of 2019, while cash used in investing activities was $14.8 million in the first quarter of 2018.  Our investing activities for both the three months ended March 31, 2019 and 2018 consisted of capital spending to support company growth and short-term investing. For the three months ended March 31, 2019, net investment maturities totaled $1.4 million while, capital spending was $0.6 million.  For the three months ended March 31, 2018, net purchases of investments totaled $12.6 million, while capital spending was $2.2 million.

Financing activities used cash of $30.2 million and $55.8 million for the three months ended March 31, 2019 and 2018, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the three months ended March 31, 2019 and 2018 totaled $30.2 million and $55.8 million, respectively, including shares withheld for taxes of $5.2 million and $5.8 million, respectively.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. For the remainder of 2019, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably and growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements for the remainder of 2019 for general corporate purposes.

Critical Accounting Policies and Estimates

In the first three months of 2019, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2018.

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

Some of the factors that could cause actual results to differ materially from the results discussed in forward-looking statements include:

•	The operational and financial effects of our business transition to cloud subscription-based solutions;
•	economic, political and market conditions, including disruption in the retail sector;
•	our ability to attract and retain highly skilled employees;
•	competition;
•	our dependence on a single line of business;
•	our dependence on generating revenue from software licenses and cloud subscriptions to drive business;
•	undetected errors or “bugs” in our software;
•	the risk of defects, delays or interruptions in our cloud subscription services;

•	possible compromises of our data protection and IT security measures;
•	risks associated with large system implementations;
•	possible liability to customers if our products fail;
•	the requirement to maintain high quality professional service capabilities;
•	the risks of international operations, including foreign currency exchange risk;
•	the possibility that research and development investments may not yield sufficient returns;
•	the long sales cycle associated with our products;
•	the difficulty of predicting operating results;
•	the need to continually improve our technology;
•	risks associated with managing growth;
•	reliance on third party and open source software;
•	the need for our products to interoperate with other systems;
•	the need to protect our intellectual property, and our exposure to intellectual property claims of others;
•	economic conditions and regulatory changes caused by the United Kingdom’s pending exit from the European Union;
•	the possible effects on international commerce of new or increased tariffs, or a “trade war”; and
•

other risks described under the heading “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, as these may be updated from time to time in subsequent quarterly reports.

We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the Quantitative and Qualitative Disclosures about Market Risk previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly-announced repurchase program for the quarter ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	-	$-	-	50,000,000
February 1 - February 28, 2019	243,004	53.42	243,004	37,019,644
March 1 - March 31, 2019	220,676	54.13	220,676	25,073,538
Total	463,680		463,680

In April 2019, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On March 18, 2019, Manhattan Associates India Development Centre Private Ltd entered into two lease agreements with Brookefields Real Estate and Projects Private Limited for approximately 150,000 square feet of office space in Bangalore, India, for a ten-year term starting February 1, 2019. The total operating lease liabilities for these leases at March 31, 2019 was approximately $13.1 million.

This summary of the terms and conditions of the lease agreements is qualified in its entirety by reference to the full text of the lease agreements, which are filed herewith as Exhibit 10.34 and Exhibit 10.35 and incorporated by reference herein.

Item 6.	Exhibits.

Exhibit 10.34	Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated March 18, 2019 – Unit 1

Exhibit 10.35	Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated March 18, 2019 – Unit 2

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*

In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

EXHIBIT INDEX

Exhibit 10.34	Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated March 18, 2019 – Unit 1

Exhibit 10.35	Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated March 18, 2019 – Unit 2

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

MANHATTAN ASSOCIATES, INC.

Date:	April 25, 2019	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 25, 2019	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)