Form 10-Q
period 2019-06-30
MANHATTAN ASSOCIATES INC
filed 2019-07-25
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  0-23999

MANHATTAN ASSOCIATES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2373424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2300 Windy Ridge Parkway, Tenth Floor
Atlanta, Georgia	30339
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (770) 955-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	MANH	Nasdaq Global Select Market

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

The number of shares of the Registrant’s class of capital stock outstanding as of July 22, 2019, the latest practicable date, is as follows: 64,325,170 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended June 30, 2019

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,401	$99,126
Short-term investments	-	1,440
Accounts receivable, net of allowance of $1,678 and $2,589, respectively	100,291	100,108
Prepaid expenses and other current assets	19,865	14,708
Total current assets	239,557	215,382

Property and equipment, net	14,512	14,318
Operating lease right-of-use assets	39,701	-
Goodwill, net	62,239	62,240
Deferred income taxes	5,174	5,442
Other assets	11,000	9,768
Total assets	$372,183	$307,150

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,272	$18,181
Accrued compensation and benefits	34,130	29,485
Accrued and other liabilities	18,448	12,161
Deferred revenue	98,195	81,894
Income taxes payable	1,087	3,543
Total current liabilities	169,132	145,264

Operating lease liabilities, long-term	35,800	-
Other non-current liabilities	12,564	14,739

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2019 and 2018	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,322,067 and 64,860,419 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	643	649
Retained earnings	170,668	163,359
Accumulated other comprehensive loss	(16,624)	(16,861)
Total shareholders' equity	154,687	147,147
Total liabilities and shareholders' equity	$372,183	$307,150

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$9,009	$5,377	$16,868	$9,846
Software license	11,721	12,973	24,135	20,528
Maintenance	37,323	36,993	73,422	73,390
Services	93,951	82,267	182,582	161,024
Hardware	2,337	4,261	5,738	7,652
Total revenue	154,341	141,871	302,745	272,440
Costs and expenses:
Cost of software license	623	2,096	1,215	3,404
Cost of cloud subscriptions, maintenance and services	70,955	56,985	137,533	113,471
Research and development	21,997	18,176	43,210	35,235
Sales and marketing	14,520	13,809	29,301	26,693
General and administrative	16,805	12,885	31,855	25,685
Depreciation and amortization	1,859	2,235	3,773	4,437
Total costs and expenses	126,759	106,186	246,887	208,925
Operating income	27,582	35,685	55,858	63,515
Other (loss) income, net	(71)	986	(442)	1,707
Income before income taxes	27,511	36,671	55,416	65,222
Income tax provision	6,586	9,003	13,519	14,902
Net income	$20,925	$27,668	$41,897	$50,320

Basic earnings per share	$0.32	$0.42	$0.65	$0.75
Diluted earnings per share	$0.32	$0.42	$0.64	$0.75

Weighted average number of shares:
Basic	64,623	66,429	64,765	66,987
Diluted	65,093	66,535	65,148	67,132

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$20,925	$27,668	$41,897	$50,320
Foreign currency translation adjustment	(22)	(3,402)	237	(3,571)
Comprehensive income	$20,903	$24,266	$42,134	$46,749

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Operating activities:
Net income	$41,897	$50,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,773	4,437
Equity-based compensation	15,644	9,270
Gain on disposal of equipment	(121)	(37)
Deferred income taxes	272	803
Unrealized foreign currency loss (gain)	156	(1,359)
Changes in operating assets and liabilities:
Accounts receivable, net	(312)	(7,913)
Other assets	(6,144)	(5,217)
Accounts payable, accrued and other liabilities	4,238	15,846
Income taxes	(3,145)	(14,300)
Deferred revenue	16,149	16,244
Net cash provided by operating activities	72,407	68,094

Investing activities:
Purchase of property and equipment	(3,305)	(4,055)
Net maturities (purchases) of investments	1,439	(5,196)
Net cash used in investing activities	(1,866)	(9,251)

Financing activities:
Purchase of common stock	(50,238)	(103,714)
Net cash used in financing activities	(50,238)	(103,714)

Foreign currency impact on cash	(28)	(1,617)

Net change in cash and cash equivalents	20,275	(46,488)
Cash and cash equivalents at beginning of period	99,126	125,522
Cash and cash equivalents at end of period	$119,401	$79,034

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
For the Three Months Ended June 30, 2019
Balance, March 31, 2019 (unaudited)	64,593,909	$646	$-	$161,356	$(16,602)	$145,400
Repurchase of common stock	(303,292)	(3)	(8,462)	(11,613)	-	(20,078)
Restricted stock units issuance	31,450	-	-	-	-	-
Equity-based compensation	-	-	8,462	-	-	8,462
Foreign currency translation adjustment	-	-	-	-	(22)	(22)
Net income	-	-	-	20,925	-	20,925
Balance, June 30, 2019 (unaudited)	64,322,067	$643	$-	$170,668	$(16,624)	$154,687

For the Six Months Ended June 30, 2019
Balance, December 31, 2018 (audited)	64,860,419	$649	$-	$163,359	$(16,861)	$147,147
Repurchase of common stock	(873,198)	(9)	(15,641)	(34,588)	-	(50,238)
Restricted stock units issuance	334,846	3	(3)	-	-	-
Equity-based compensation	-	-	15,644	-	-	15,644
Foreign currency translation adjustment	-	-	-	-	237	237
Net income	-	-	-	41,897	-	41,897
Balance, June 30, 2019 (unaudited)	64,322,067	$643	$-	$170,668	$(16,624)	$154,687

For the Three Months Ended June 30, 2018
Balance, March 31, 2018 (unaudited)	66,819,431	$668	$-	$159,288	$(12,008)	$147,948
Repurchase of common stock	(1,083,203)	(11)	(4,926)	(42,962)	-	(47,899)
Restricted stock units issuance	23,507	1	(1)	-	-	-
Equity-based compensation	-	-	4,927	-	-	4,927
Foreign currency translation adjustment	-	-	-	-	(3,402)	(3,402)
Net income	-	-	-	27,668	-	27,668
Balance, June 30, 2018 (unaudited)	65,759,735	$658	$-	$143,994	$(15,410)	$129,242

For the Six Months Ended June 30, 2018
Balance, December 31, 2017 (audited)	67,776,138	$678	$-	$186,117	$(11,839)	$174,956
Repurchase of common stock	(2,352,312)	(24)	(9,266)	(94,424)	-	(103,714)
Restricted stock units issuance	335,909	4	(4)	-	-	-
Equity-based compensation	-	-	9,270	-	-	9,270
Adjustment due to adoption of ASC 2014-09 Revenue from Contracts with Customers (Topic 606)	-	-	-	1,981	-	1,981
Foreign currency translation adjustment	-	-	-	-	(3,571)	(3,571)
Net income	-	-	-	50,320	-	50,320
Balance, June 30, 2018 (unaudited)	65,759,735	$658	$-	$143,994	$(15,410)	$129,242

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at June 30, 2019, the results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2018.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of maintenance, cloud subscriptions and professional services. $23.9 million and $60.5 million of revenue that was included in the deferred revenue balance as of December 31, 2018 was recognized during the three and six months ended June 30, 2019, respectively. $42.2 million of revenue that was included in the deferred revenue balance as of March 31, 2019 was recognized during the three months ended June 30, 2019.

No revenue was recognized during the three and six months ended June 30, 2019 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of June 30, 2019, approximately $120.4 million of revenue is expected to be recognized from remaining performance obligations for cloud subscriptions and maintenance contracts with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately 53% of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $0.9 million and $2.6 million for the three months ended June 30, 2019 and 2018, respectively, and $1.8 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively. In estimating the allowance for doubtful accounts, we consider the age of the accounts receivable, our historical write-offs, and the creditworthiness of the customer, among other factors. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year.  We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $6.3 million as of June 30, 2019, of which $4.5 million is included in other assets and $1.8 million is included in prepaid expenses and other current assets. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $0.4 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. No impairment losses were recognized during the periods.

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

At June 30, 2019, our cash and cash equivalents were $102.0 million and $17.4 million, respectively. We had no short-term investments at June 30, 2019, and, currently, have no long-term investments. Cash equivalents consist of highly liquid money market funds of $9.8 million and certificates of deposit of $7.6 million. Short-term investments in the prior period consisted of certificates of deposit. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at June 30, 2019.

4.	Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. In 2019, we entered into four lease agreements for office space in Bangalore, India for a ten-year term. The total operating lease liabilities for these leases at June 30, 2019 was approximately $14.4 million. In 2014, we amended our Atlanta headquarters lease to obtain additional space and extended the lease term to September 2025. As part of this amended lease agreement, we received reimbursement of $1.3 million from the landlord in 2018 for leasehold improvements. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of June 30, 2019 (in thousands):

June 30, 2019
ASSETS
Operating lease right-of-use assets	$39,701

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$6,827
Operating lease liabilities, long-term	35,800
Total operating lease liabilities	$42,627

Aggregate future minimum lease payments under noncancelable operating leases as of June 30, 2019 are as follows (in thousands):

Year Ending December 31,
2019 (excluding the six months ended June 30, 2019)	$3,585
2020	6,968
2021	6,709
2022	6,440
2023	6,614
Thereafter	20,277
Total minimum payments required	50,593
Less short-term leases	(197)
Less imputed interest	(7,769)
Total operating lease liabilities	$42,627

The total lease cost for the three and six months ended June 30, 2019 was $2.2 million and $4.2 million, respectively. Total lease cost for the three months ended June 30, 2019 consisted of $2.1 million of operating lease costs, and $0.1 million of short-term lease costs. For the six months ended June 30, 2019, total lease cost consisted of $4.0 million of operating lease cost, and $0.2 million of short-term lease costs.  Our variable lease costs for the three and six months ended June 30, 2019 were immaterial. Total lease costs for the three and six months ended June 30, 2018 was $1.7 million and $3.5 million, respectively.

Other information related to operating leases are as follows:

Weighted average remaining lease term	7.3 years
Weighted average discount rate	4%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,286

5.	Equity-Based Compensation

We granted 26,512 and 41,481 restricted stock units (“RSUs”) during the three months ended June 30, 2019 and 2018, respectively, and granted 938,731 and 509,007 RSUs during the six months ended June 30, 2019 and 2018, respectively. Equity-based compensation expense related to RSUs was $8.5 million and $5.0 million during the three months ended June 30, 2019 and 2018, respectively, and $15.6 million and $9.3 million during the six months ended June 30, 2019 and 2018, respectively.

We present below a summary of changes during the six months ended June 30, 2019 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2018	997,173
Granted	938,731
Vested	(372,832)
Forfeited	(21,406)
Outstanding at June 30, 2019	1,541,666

6.	Income Taxes

Our effective tax rate was 23.9% and 24.6% for the three months ended June 30, 2019 and 2018, respectively, and 24.4% and 22.8% for the six months ended June 30, 2019 and 2018, respectively.  The decrease in the effective tax rate for the three months ended June 30, 2019 is the result of an increase in deductible tax expense of $0.2 million in excess tax benefits on restricted stock vestings. The increase in the effective tax rate for the six months ended June 30, 2019 is the result of a decrease in deductible tax expense of $0.7 million in excess tax benefits on restricted stock vestings and $0.3 million related to a provisional one-time estimate for the impact of 2017 U.S. Tax Reform recorded in 2018.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with ASC 740, Income Taxes. For the three months ended June 30, 2019, there were no material changes to our uncertain tax positions. There has been no change to our policy that recognizes potential interest and penalties related to uncertain tax positions within our global operations in income tax expense.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$20,925	$27,668	$41,897	$50,320
Earnings per share:
Basic	$0.32	$0.42	$0.65	$0.75
Effect of CESs	-	-	(0.01)	-
Diluted	$0.32	$0.42	$0.64	$0.75

Weighted average number of shares:
Basic	64,623	66,429	64,765	66,987
Effect of CESs	470	106	383	145
Diluted	65,093	66,535	65,148	67,132

The number of anti-dilutive CESs during the three and six months ended June 30, 2019 and 2018 was immaterial.

8.	Contingencies

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

We manage our business by geographic region and have three geographic reportable segments: North and Latin America (the “Americas”); Europe, the Middle East and Africa (EMEA); and Asia Pacific (APAC). All segments derive revenue from the sale and implementation of our supply chain commerce solutions.  The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain commerce. We use the same accounting policies for each reportable segment. The chief executive officer and chief financial officer evaluate performance based on revenue and operating results for each reportable segment.

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $1.1 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $2.8 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support.  Certain corporate expenses included in the Americas segment are not charged to the other segments.  Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Accounting Standards Codification, we present below certain financial information by reportable segment for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019				2018
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$7,684	$1,124	$201	$9,009	$4,870	$402	$105	$5,377
Software license	8,152	2,877	692	11,721	8,652	2,814	1,507	12,973
Maintenance	29,304	5,633	2,386	37,323	29,137	5,614	2,242	36,993
Services	74,301	15,409	4,241	93,951	66,191	12,526	3,550	82,267
Hardware	2,337	-	-	2,337	4,095	-	166	4,261
Total revenue	121,778	25,043	7,520	154,341	112,945	21,356	7,570	141,871

Costs and Expenses:
Cost of revenue	55,512	12,543	3,523	71,578	44,416	11,161	3,504	59,081
Operating expenses	47,835	4,253	1,234	53,322	39,980	3,742	1,148	44,870
Depreciation and amortization	1,605	190	64	1,859	1,960	201	74	2,235
Total costs and expenses	104,952	16,986	4,821	126,759	86,356	15,104	4,726	106,186
Operating income	$16,826	$8,057	$2,699	$27,582	$26,589	$6,252	$2,844	$35,685

	Six Months Ended June 30,
	2019				2018
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$14,604	$1,868	$396	$16,868	$8,973	$768	$105	$9,846
Software license	14,280	8,922	933	24,135	12,143	4,614	3,771	20,528
Maintenance	58,405	10,524	4,493	73,422	58,579	10,630	4,181	73,390
Services	143,624	30,017	8,941	182,582	130,379	24,508	6,137	161,024
Hardware	5,738	-	-	5,738	7,486	-	166	7,652
Total revenue	236,651	51,331	14,763	302,745	217,560	40,520	14,360	272,440

Costs and Expenses:
Cost of revenue	106,267	25,415	7,066	138,748	88,563	21,174	7,138	116,875
Operating expenses	92,235	9,752	2,379	104,366	78,173	7,231	2,209	87,613
Depreciation and amortization	3,272	373	128	3,773	3,917	388	132	4,437
Total costs and expenses	201,774	35,540	9,573	246,887	170,653	28,793	9,479	208,925
Operating income	$34,877	$15,791	$5,190	$55,858	$46,907	$11,727	$4,881	$63,515

The majority of our software license revenue (80%) relates to our warehouse management product group. Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel and transportation management solutions.

Total assets of our reportable segments increased during the three and six months ended June 30, 2019 primarily as a result of the adoption of ASC 842. At June 30, 2019, total assets for the Americas, EMEA and APAC segments were $300.7 million, $55.2 million and $16.3 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three and six months ended June 30, 2019, we generated $154.3 million and $302.7 million in total revenue. The revenue mix for the three months ended June 30, 2019 was: cloud subscriptions 6%; software license 8%; maintenance 24%; services 61%; and hardware 1%. The revenue mix for the six months ended June 30, 2019 was: cloud subscriptions 6%; software license 8%; maintenance 24%; services 60%; and hardware 2%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC).  Geographic revenue is based on the location of the sale. Our international revenue was approximately $48.2 million and $95.6 million for the three and six months ended June 30, 2019, respectively, which represents approximately 31% and 32% of our total revenue for the three and six months ended June 30, 2019, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2019, we employed approximately 3,200 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Our transition to a cloud subscription model, shifting industry dynamics, economic uncertainty in retail, and our adoption of the new revenue recognition standard (ASC Topic 606) on January 1, 2018, impacted our revenue and earnings growth in 2017, 2018, and the first half of 2019. We expect that, going forward, our transition to a cloud subscription model, including enterprise investments in innovation, sales and marketing, IT, facilities and people, as well as retail global macroeconomic conditions as a whole, could impact revenue and earnings growth. The pace at which the market for our products transitions from perpetual, on-premises installation to cloud subscriptions, which result in revenue recognition spread out over the subscription period rather than up front, and the lead times for developing new business, which can be long for our products, can cause uncertainty for our future expectations, particularly with respect to our ability to accurately forecast bookings and revenues from quarter to quarter and over the longer term.

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

Cloud Subscription

Historically, our software licenses were sold as perpetual licenses, under which customers own the software license and revenue is recognized at the time of sale. In 2017, we released Manhattan Active™ Solutions, accelerating our business transition to cloud subscriptions. Under a cloud subscription, customers pay a periodic fee for the right to use our software within a cloud-based environment that we provide and manage over a specified period of time. As part of our subscription program, we allow our existing customers to convert their maintenance contracts to cloud subscription contracts. While it is early in our transition, a few customers converted their maintenance contracts to subscriptions in 2017, 2018 and in the first six months of 2019, and we expect there will be continued opportunities to convert existing maintenance contracts to cloud subscription contracts in the remaining months of 2019 and beyond.

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

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and six months ended June 30, 2019, approximately 69% and 68% of our total revenue was generated in the United States, 16% and 17% in EMEA, respectively, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software is often a part of our customers’ and prospects’ much larger capital commitment associated with facilities expansion and business improvement. We believe that, given the lingering uncertainty in the global macro environment primarily in the retail industry and our business transition to Cloud, the current sales cycles for large license sales and cloud subscriptions of $1.0 million or greater in our target markets have been extended. The current business climate within the United States and geographic regions in which we operate continue to affect customers’ and prospects’ decisions regarding timing of strategic capital expenditures. Delays with respect to such decisions can have a material adverse impact on our business and may further intensify competition in our already highly competitive markets.

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

Revenue

Software License and Cloud Subscriptions revenue.  Software license and cloud subscriptions revenue, leading indicators of our business performance, are primarily derived from software license, and cloud subscription fees that customers pay for supply chain solutions. In the three months ended June 30, 2019, software license revenue totaled $11.7 million, or 8% of total revenue, with a gross margin of 94.7%. For the six months ended June 30, 2019, software license revenue totaled $24.1 million or 8% of total revenue with a gross margin of 95.0%. Software license revenue recognized by the Americas, EMEA, and APAC segments totaled $8.1 million, $2.9 million, and $0.7 million, respectively, in the three months ended June 30, 2019. For the six months ended June 30, 2019, software license revenue recognized by the Americas, EMEA, and APAC segments totaled $14.3 million, $8.9 million and $0.9 million, respectively. Prior to 2017, the overall trend was steady for our large license sales. However, in 2017, we began experiencing extended sales cycles and evaluations with greater focus on capital prioritization as retailers evaluated restructuring and transforming their omni-channel/digital commerce businesses. In addition, during 2017, we introduced Manhattan Active Solutions, our cloud-

based solutions, and began to see our customer’s transition from perpetual software licenses to cloud-based services solutions. In the three months ended June 30, 2019, cloud subscriptions revenue totaled $9.0 million or 6% of total revenues. For the six months ended June 30, 2019, cloud subscriptions revenue totaled $16.9 million or 6% of total revenue. The Americas, EMEA and APAC segments recognized $7.7 million, $1.1 million and $0.2 million in cloud subscriptions revenue, respectively, in the three months ended June 30, 2019. For the six months ended June 30, 2019, cloud subscriptions revenue recognized by the Americas, EMEA, and APAC segments totaled $14.6 million, $1.9 million and $0.4 million, respectively. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically 36 to 60 months. In the three months ended June 30, 2019, the percentage mix of new to existing customers for the combination of software license and cloud subscriptions sales was approximately 45/55. In the six months ended June 30, 2019, the percentage mix of new to existing customers for the combination of software license and cloud subscriptions sales was approximately 35/65.

Software license and cloud subscriptions revenue growth are influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. In addition, the timing of the closing of a few large software license transactions can have a material impact on our software license revenues, operating profit, operating margins and earnings per share. For example, $0.9 million of either pre-tax profit or expense in the second quarter of 2019 equates to approximately one cent of diluted earnings per share impact.

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

Maintenance Revenue. Our maintenance revenue for the three months ended June 30, 2019 totaled $37.3 million, or 24% of total revenue. For the six months ended June 30, 2019, maintenance revenue totaled $73.4 million or 24% of total revenue. The Americas, EMEA and APAC segments recognized $29.3 million, $5.6 million and $2.4 million in maintenance revenue, respectively, in the three months ended June 30, 2019. For the six months ended June 30, 2019, maintenance revenue recognized by the Americas, EMEA, and APAC segments totaled $58.4 million, $10.5 million and $4.5 million, respectively.  For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. The growth of maintenance revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services revenue.  In the three months ended June 30, 2019, our services revenue totaled $94.0 million, or 61% of total revenue. For the six months ended June 30, 2019, services revenue totaled $182.6 million or 60% of total revenue. The Americas, EMEA and APAC segments recognized $74.3 million, $15.4 million and $4.3 million in services revenue, respectively, in the three months ended June 30, 2019. For the six months ended June 30, 2019, services revenue recognized by the Americas, EMEA, and APAC segments totaled $143.6 million, $30.0 million and $9.0 million, respectively. Due to our large services revenue mix as a percentage of total revenue, our consolidated operating margin profile may be lower than those of our competitors, and while we believe our services margins are strong, they do lower our operating margin profile as services margins are inherently lower than the margin for software license revenue and some of our other revenue sources.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs as of January 1, 2018, totaled $2.3 million in the three months ended June 30, 2019 representing 1% of total revenue. For the six months ended June 30, 2019, hardware revenue totaled $5.7 million or 2% of total revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global retailers, manufacturers, wholesalers, distributors, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our R&D expenses were $22.0 million and $43.2 million for the three and six months ended June 30, 2019.

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

Cash Flow and Financial Condition

For the three and six months ended June 30, 2019, we generated cash flow from operating activities of $37.2 million and $72.4 million, respectively. Our cash at June 30, 2019 totaled $119.4 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be to provide funding for investments in R&D, in operations to drive earnings growth, and repurchases of our common stock.

During the six months ended June 30, 2019, we repurchased 765,664 shares of Manhattan Associates’ outstanding common stock for approximately $44.9 million under the share repurchase program approved by our Board of Directors, and in July 2019, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our common stock.

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

Results of Operations

In the following table, we present a summary of our consolidated results for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)

Revenue	$154,341	$141,871	$302,745	$272,440
Costs and expenses	126,759	106,186	246,887	208,925
Operating income	27,582	35,685	55,858	63,515
Other (loss) income, net	(71)	986	(442)	1,707
Income before income taxes	27,511	36,671	55,416	65,222
Net income	$20,925	$27,668	$41,897	$50,320
Diluted earnings per share	$0.32	$0.42	$0.64	$0.75
Diluted weighted average number of shares	65,093	66,535	65,148	67,132

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three and six months ended June 30, 2019 and 2018, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change vs. Prior Year	2019	2018	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Cloud subscriptions
Americas	7,684	4,870	58%	14,604	8,973	63%
EMEA	1,124	402	180%	1,868	768	143%
APAC	201	105	91%	396	105	277%
Total cloud subscriptions	9,009	5,377	68%	16,868	9,846	71%

Software license
Americas	8,152	8,652	-6%	14,280	12,143	18%
EMEA	2,877	2,814	2%	8,922	4,614	93%
APAC	692	1,507	-54%	933	3,771	-75%
Total software license	11,721	12,973	-10%	24,135	20,528	18%

Maintenance
Americas	29,304	29,137	1%	58,405	58,579	0%
EMEA	5,633	5,614	0%	10,524	10,630	-1%
APAC	2,386	2,242	6%	4,493	4,181	7%
Total maintenance	37,323	36,993	1%	73,422	73,390	0%

Services
Americas	74,301	66,191	12%	143,624	130,379	10%
EMEA	15,409	12,526	23%	30,017	24,508	22%
APAC	4,241	3,550	19%	8,941	6,137	46%
Total services	93,951	82,267	14%	182,582	161,024	13%

Hardware
Americas	2,337	4,095	-43%	5,738	7,486	-23%
EMEA	-	-	-	-	-	-
APAC	-	166	-100%	-	166	-100%
Total hardware and other	2,337	4,261	-45%	5,738	7,652	-25%

Total Revenue
Americas	121,778	112,945	8%	236,651	217,560	9%
EMEA	25,043	21,356	17%	51,331	40,520	27%
APAC	7,520	7,570	-1%	14,763	14,360	3%
Total revenue	$154,341	$141,871	9%	$302,745	$272,440	11%

Operating income:
Americas	16,826	26,589	-37%	34,877	46,907	-26%
EMEA	8,057	6,252	29%	15,791	11,727	35%
APAC	2,699	2,844	-5%	5,190	4,881	6%
Total operating income	$27,582	$35,685	-23%	$55,858	$63,515	-12%

Condensed Consolidated Financial Summary - Second Quarter 2019

•	Consolidated total revenue: $154.3 million for the second quarter of 2019, compared to $141.9 million for the second quarter of 2018;
•	Cloud subscription revenue: $9.0 million for the second quarter of 2019, compared to $5.4 million for the second quarter of 2018;
•	Software license revenue: $11.7 million for the second quarter of 2019, compared to $13.0 million for the second quarter of 2018;
•	Operating income: $27.6 million for the second quarter of 2019, compared to $35.7 million for the second quarter of 2018;
•	Operating margins: 17.9% for the second quarter of 2019, compared to 25.2% for the second quarter of 2018;
•	Diluted earnings per share: $0.32 for the second quarter of 2019 compared to $0.42 for the second quarter of 2018;
•	Cash flow from operations: $37.2 million in the second quarter of 2019, compared to $16.8 million in the second quarter of 2018;
•	Days sales outstanding: 59 days at June 30, 2019, compared to 65 days at March 31, 2019;
•	Cash and investments: $119.4 million at June 30, 2019, compared to $104.9 million at March 31, 2019;
•

Share repurchases: In the three months ended June 30, 2019, we reduced our common shares outstanding by approximately 0.4%, primarily through the repurchase of approximately 0.3 million shares of our common stock, under the share repurchase program authorized by our board of directors. In July 2019, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

Below we discuss our consolidated results of operations for the second quarters of 2019 and 2018.

Revenue

	Three Months Ended June 30,
			% Change vs.	% of Total Revenue
	2019	2018	Prior Year	2019	2018
	(in thousands)

Cloud subscriptions	$9,009	$5,377	68%	6%	4%
Software license	11,721	12,973	-10%	8%	9%
Maintenance	37,323	36,993	1%	24%	26%
Services	93,951	82,267	14%	61%	58%
Hardware	2,337	4,261	-45%	1%	3%
Total revenue	$154,341	$141,871	9%	100%	100%

Cloud Subscriptions revenue. In 2017, we released Manhattan Active™ Solutions accelerating our business transition to cloud subscriptions. In the second quarter of 2019, cloud subscriptions revenue increased $3.6 million compared to the same quarter in the prior year, as customers began to purchase our SaaS offerings rather than a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $2.8 million, $0.7 million and $0.1 million in the second quarter of 2019, respectively.

Software License revenue.  Software license revenue decreased $1.3 million in the second quarter of 2019 compared to the same quarter in the prior year. Our license revenue performance depends on the number and relative value of large deals we close in the period. License revenue for the EMEA segments remained relatively flat, while license revenue for the Americas and APAC segment decreased $0.5 million and $0.8 million, respectively.

The perpetual license sales percentage mix across our product suite in the second quarter ended June 30, 2019 was approximately 80% warehouse management solutions.

Maintenance revenue. Maintenance revenue increased $0.3 million in the second quarter of 2019 compared to the same quarter in the prior year. Maintenance revenue for the Americas and APAC segment increased $0.2 million and $0.1 million, respectively, while maintenance revenue for the EMEA segment was relatively flat in the second quarter of 2019 compared to the same quarter in the prior year.

Services revenue.  Services revenue increased $11.7 million in the second quarter of 2019 compared to the same quarter in the prior year on improving demand in the Americas and solid growth in EMEA. Services revenue for the Americas, EMEA and APAC segments increased $8.1 million, $2.9 million and $0.7 million, respectively, compared to the same quarter in the prior year.

Hardware revenue.  Hardware sales decreased $1.9 million in the second quarter of 2019 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended June 30,
	2019	2018	% Change vs. Prior Year
Cost of software license	$623	$2,096	-70%
Cost of cloud subscriptions, maintenance and services	70,955	56,985	25%
Total cost of revenue	$71,578	$59,081	21%

Cost of Software License.  Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license decreased $1.5 million in the second quarter of 2019 compared with the same quarter in the prior year due primarily to decreased third-party software costs due to decreased sales of third-party software.

Cost of Cloud Subscriptions, Maintenance and Services.  Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $14.0 million increase in the quarter ended June 30, 2019 compared to the same quarter in the prior year was principally due to a $7.7 million increase in compensation and other personnel-related expenses resulting from increased headcount in professional services, a $2.8 million increase in performance-based compensation expense, and a $2.2 million increase in computer infrastructure costs related to cloud business transition.

Operating Expenses

	Three Months Ended June 30,
	2019	2018	% Change vs. Prior Year
	(in thousands)

Research and development	$21,997	$18,176	21%
Sales and marketing	14,520	13,809	5%
General and administrative	16,805	12,885	30%
Depreciation and amortization	1,859	2,235	-17%
Operating expenses	$55,181	$47,105	17%

Research and Development.  Our principal R&D activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omni-Channel, including cloud-based solutions, point-of-sale and tablet retailing.

For each of the quarters ended June 30, 2019 and 2018, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended June 30, 2019 increased by $3.8 million, compared to the same quarter of 2018 principally due to a $2.3 million increase in compensation and other personnel related expenses resulting from increased headcount to support R&D activities, and a $0.9 million increase in performance-based compensation expense.

Sales and Marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $0.7 million in the quarter ended June 30, 2019 compared to the same quarter in the prior year primarily due to a $0.8 million increase in compensation and other personnel related expense, and a $0.6 million increase in performance-based compensation expense, offset by a $0.8 million decrease in marketing and campaign programs.

General and administrative (G&A).  G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $3.9 million, in the current year quarter compared to the same quarter in the prior year, primarily due to a $2.5 million increase in compensation and other personnel related expenses, a $0.5 million increase in performance-based compensation expense, and a $0.5 million increase in computer infrastructure costs.

Depreciation and Amortization.  Depreciation expense for the second quarter of 2019 and 2018 was $1.6 million and $2.0 million, respectively. Amortization of intangibles and software for the second quarter of 2019 and 2018 was $0.3 million for each period.

Operating Income

Operating income in the second quarter of 2019 was $27.6 million compared to $35.7 million for the second quarter of 2018. Operating margin was 17.9% for the second quarter of 2019 versus 25.2% for the same quarter in the prior year. Operating income and margin have primarily decreased due to our commitment to strategically invest in a business transition to a Cloud first company focused on delivering long-term sustainable growth and earnings leverage. As a result, we have significantly increased R&D investments in innovation to achieve our strategic objectives. In addition, our innovation releases have fueled strong demand for our global Consulting Services and we are actively hiring to fulfill customer demand, which pressures operating income and margins until new resources ramp to full utilization. Finally, our performance-based compensation expense has increased over prior year based on strong execution against target objectives. Operating income increased $1.8 million in the EMEA segment, and decreased $9.8 million and $0.1 million in the Americas and APAC segments, respectively.

Other Income and Income Taxes

	Three Months Ended June 30,
	2019	2018	% Change vs. Prior Year

Other (loss) income, net	$(71)	$986	-107%
Income tax provision	6,586	9,003	-27%

Other income, net.  Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $1.1 million in the second quarter of 2019 compared to the same quarter in the prior year primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency losses of $0.4 million in the second quarter of 2019 and net foreign currency gains of $0.7 million in the second quarter of 2018.

Income tax provision.  Our effective income tax rates were 23.9% and 24.6% for the quarters ended June 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the three months ended June 30, 2019 compared to the same quarter in the prior year, is the result of an increase in deductible tax expense of $0.2 million in excess tax benefits on restricted stock vestings.

Condensed Consolidated Financial Summary – First Six Months of 2019

•	Consolidated revenue: $302.7 million for the six months ended June 30, 2019 compared to $272.4 million for the six months ended June 30, 2018.
•	Cloud subscription revenue: $16.9 million for the six months ended June 30, 2019 compared to $9.8 million for the six months ended June 30, 2018.
•	Software license revenue: $24.1 million for the six months ended June 30, 2019, compared to $20.5 million for the six months ended June 30, 2018.

•	Operating income: $55.9 million for the six months ended June 30, 2019, compared to $63.5 million for the six months ended June 30, 2018.
•	Operating margins: 18.5% for the six months ended June 30, 2019 compared to 23.3% for the six months ended June 30, 2018.
•	Diluted earnings per share: $0.64 for the six months ended June 30, 2019 compared to $0.75 for the six months ended June 30, 2018.
•	Cash flow from operations: $72.4 million for the six months ended June 30, 2019, compared to $68.1 million for the six months ended June 30, 2018.
•	Cash and investments: $119.4 million at June 30, 2019, compared to $100.6 million at December 31, 2018.
•

Share repurchases: During the six months ended June 30, 2019, we reduced our common shares outstanding by approximately 0.8% primarily through the repurchase of approximately 0.8 million shares of our common stock, under the share repurchase program authorized by our board of directors, for a total investment of $44.9 million.

Below we discuss our consolidated results of operations for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2019	2018	Prior Year	2019	2018
	(in thousands)

Cloud subscriptions	$16,868	$9,846	71%	6%	4%
Software license	24,135	20,528	18%	8%	7%
Maintenance	73,422	73,390	0%	24%	27%
Services	182,582	161,024	13%	60%	59%
Hardware	5,738	7,652	-25%	2%	3%
Total revenue	$302,745	$272,440	11%	100%	100%

Cloud Subscription Revenue. Due to the release of Manhattan Active™ Solutions, cloud subscriptions revenue increased $7.0 million, or 71% in the six months ended June 30, 2019 compared to the same period in the prior year, as customers began to purchase our SaaS offerings in lieu of a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $5.6 million, $1.1 million and $0.3 million, respectively, in the six months ended June 30, 2019.

Software License Revenue.  Software license revenue increased $3.6 million, or 18% in the six months ended June 30, 2019 compared to the same period in the prior year. Our license revenue performance depends on the number and relative value of large deals we close in the period.  License revenue for the Americas and EMEA segments increased $2.1 million, $4.3 million, respectively, and license revenue for the APAC segment decreased $2.8 million, in the six months ended June 30, 2019.

The license sales percentage mix across our product suite in the six months ended June 30, 2019 was approximately 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue remained relatively flat in the six months ended June 30, 2019 compared to the same period in the prior year. Maintenance revenue for the Americas and EMEA segments decreased $0.2 million and $0.1 million, respectively, and maintenance revenue for the APAC segment increased $0.3 million, in the six months ended June 30, 2019 compared to the same period in the prior year.

Services revenue.  Services revenue increased $21.6 million in the six months ended June 30, 2019 compared to the same period in the prior year on improving demand in the Americas and solid growth in EMEA and APAC. Services revenue for the Americas, EMEA and APAC segments increased $13.3 million, $5.5 million and $2.8 million, respectively, in the six months ended June 30, 2019 compared with the same period in the prior year.

Hardware Revenue.  Hardware sales decreased $1.9 million in the six months ended June 30, 2019 compared to the same period in the prior year.  The majority of our hardware revenue is derived from our Americas segment.  Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Six Months Ended June 30,
	2019	2018	% Change vs. Prior Year
Cost of software license	$1,215	$3,404	-64%
Cost of cloud subscriptions, maintenance and services	137,533	113,471	21%
Total cost of revenue	$138,748	$116,875	19%

Cost of Software License.  Cost of software license decreased $2.2 million in the six months ended June 30, 2019 compared with the same period in the prior year due primarily to decreased third-party software expenses due to decreased sales of third-party software.

Cost of Cloud Subscriptions, Maintenance and Services. The $24.1 million increase in the six months ended June 30, 2019 compared to the same period in the prior year was principally due to a $12.8 million increase in compensation and other personnel-related expenses resulting from increased headcount in professional services, a $5.4 million increase in performance-based compensation expense, and a $4.0 million increase in computer infrastructure costs related to cloud business transition.

Operating Expenses

	Six Months Ended June 30,
	2019	2018	% Change vs. Prior Year
	(in thousands)

Research and development	$43,210	$35,235	23%
Sales and marketing	29,301	26,693	10%
General and administrative	31,855	25,685	24%
Depreciation and amortization	3,773	4,437	-15%
Operating expenses	$108,139	$92,050	17%

Research and Development.  R&D expenses for the six months ended June 30, 2019 increased $8.0 million compared to the same period in the prior year principally due to a $5.3 million increase in compensation and other personnel-related expenses resulting from increased headcount to support R&D activities, and a $1.7 million increase in performance-based compensation expense. For the same reasons included in the quarterly R&D discussion above, no R&D costs were capitalized during the six months ended June 30, 2019 and 2018.

Sales and Marketing.  Sales and marketing expenses increased $2.6 million in the six months ended June 30, 2019 compared to the same period in the prior year primarily due to a $2.8 million increase in performance-based compensation expense and a $1.4 million increase in compensation and other personnel related expenses, offset by a $1.7 million decrease in marketing and campaign programs.

General and Administrative.  General and administrative expenses increased $6.2 million in the six months ended June 30, 2019 compared to the same period in the prior year, primarily due to a $4.0 million increase in compensation and other personnel-related expenses and a $1.0 million increase in performance-based compensation expense, and a $0.9 million increase in computer infrastructure costs.

Depreciation and Amortization.  Depreciation expense for the six months ended June 30, 2019 and 2018 was $3.2 million and $3.9 million, respectively.  Amortization of intangibles and software for the six months ended June 30, 2019 and 2018 was $0.6 million and $0.5 million, respectively.

Operating Income

Operating income for the six months ended June 30, 2019 was $55.9 million compared to $63.5 million for the same period in the prior year. Operating margin was 18.5% for the first six months of 2019 versus 23.3% for the same period in the prior year. Operating income and margin have primarily decreased due to our commitment to strategically invest in a business transition to a Cloud first company focused on delivering long-term sustainable growth and earnings leverage. As a result, we have significantly increased R&D investments in innovation to achieve our strategic objectives. In addition, our innovation releases have fueled strong demand for our global Consulting Services and we are actively hiring to fulfill customer demand, which pressures operating income and margins until new resources ramp to full utilization. Finally, our performance-based compensation expense has increased over prior year based on strong execution against target objectives. Operating income increased $4.1 million and $0.3 million in the EMEA and APAC segments, respectively, and decreased $12.0 million in the Americas segment.

Other Income and Income Taxes

	Six Months Ended June 30,
	2019	2018	% Change vs. Prior Year

Other (loss) income, net	$(442)	$1,707	-126%
Income tax provision	13,519	14,902	-9%

Other income, net.  Other income, net decreased $2.1 million in the six months ended June 30, 2019 compared to the same period in the prior year, primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency losses of $1.0 million in the six months ended June 30, 2019 and net foreign currency gains of $1.1 million in the six months ended June 30, 2018.

Income tax provision.  Our effective income tax rates were 24.4% and 22.8% for the six months ended June 30, 2019 and 2018, respectively. The increase is the result of a decrease in deductible tax expense of: $0.7 million in excess tax benefits on restricted stock vestings and $0.3 million related to a provisional one-time estimate for the impact of 2017 U.S. Tax reform recorded in 2018.

Liquidity and Capital Resources

During the first six months of 2019, we funded our business through cash generated from operations. Our cash and cash equivalents as of June 30, 2019 included $69.7 million held in the U.S. and $49.7 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations, and we do not intend to repatriate foreign funds to the U.S.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act in December 2017, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $72.4 million and $68.1 million in the six months ended June 30, 2019 and 2018 respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the six months ended June 30, 2019 increased $4.3 million compared to the same period in the prior year, which is mainly due to the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers.

Cash flow used in investing activities totaled $1.9 million and $9.3 million in the six months ended June 30, 2018.  Our investing activities for both the six months ended June 30, 2019 and 2018 consisted of capital spending to support company growth and short-term investing. For the six months ended June 30, 2019, net investment maturities totaled $1.4 million, while capital spending was $3.3 million.  For the six months ended June 30, 2018, net purchases of investments totaled $5.2 million, while capital spending was $4.1 million.

Financing activities used cash of $50.2 million and $103.7 million for the six months ended June 30, 2019 and 2018, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the six months ended June 30, 2019 and 2018 totaled $50.2 million and $103.7 million, respectively, including shares withheld for taxes of $5.3 million and $5.9 million, respectively.

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

Critical Accounting Policies and Estimates

In the first six months of 2019, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to expectations about global macroeconomic trends and industry developments, plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development, selling, general and administrative activities, and liquidity and capital needs and resources. When used in this quarterly report, the words “may,” “expect,” “forecast,” “anticipate,” “intend,” “plan,” “believe,” “could,” “seek,” “project,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

The following table provides information regarding common stock purchases under our publicly-announced repurchase program for the quarter ended June 30, 2019,

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2019	-	$-	-	50,000,000
May 1 - May 31, 2019	137,517	66.00	137,517	40,924,414
June 1 - June 30, 2019	164,467	66.38	164,467	30,007,327
Total	301,984		301,984

In July 2019, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.
Exhibit 10.36	Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated May 1, 2019 – 5,318 sq. ft.

Exhibit 10.37	Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated May 1, 2019 – 10,001 sq. ft.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*

In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

EXHIBIT INDEX

Exhibit 10.36	Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated May 1, 2019 – 5,318 sq. ft.

Exhibit 10.37	Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated May 1, 2019 – 10,001 sq. ft.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

MANHATTAN ASSOCIATES, INC.

Date:	July 25, 2019	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 25, 2019	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)