Form 10-Q
period 2019-09-30
MANHATTAN ASSOCIATES INC
filed 2019-10-25
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the Registrant’s class of capital stock outstanding as of October 21, 2019, the latest practicable date, is as follows: 63,900,824 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended September 30, 2019

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,618	$99,126
Short-term investments	-	1,440
Accounts receivable, net of allowance of $2,611 and $2,589, respectively	108,397	100,108
Prepaid expenses and other current assets	19,580	14,708
Total current assets	241,595	215,382

Property and equipment, net	20,959	14,318
Operating lease right-of-use assets	37,178	-
Goodwill, net	62,233	62,240
Deferred income taxes	6,747	5,442
Other assets	11,585	9,768
Total assets	$380,297	$307,150

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,190	$18,181
Accrued compensation and benefits	40,023	29,485
Accrued and other liabilities	19,334	12,161
Deferred revenue	97,302	81,894
Income taxes payable	4,645	3,543
Total current liabilities	182,494	145,264

Operating lease liabilities, long-term	33,929	-
Other non-current liabilities	12,224	14,739

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2019 and 2018	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 63,900,528 and 64,860,419 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	639	649
Retained earnings	169,560	163,359
Accumulated other comprehensive loss	(18,549)	(16,861)
Total shareholders' equity	151,650	147,147
Total liabilities and shareholders' equity	$380,297	$307,150

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$14,242	$6,455	$31,110	$16,301
Software license	15,486	11,526	39,621	32,054
Maintenance	37,763	37,177	111,185	110,567
Services	91,626	84,136	274,208	245,160
Hardware	3,158	3,057	8,896	10,709
Total revenue	162,275	142,351	465,020	414,791
Costs and expenses:
Cost of software license	748	1,211	1,963	4,615
Cost of cloud subscriptions, maintenance and services	73,618	59,975	211,151	173,446
Research and development	22,614	18,453	65,824	53,688
Sales and marketing	12,125	10,726	41,426	37,419
General and administrative	16,236	13,711	48,091	39,396
Depreciation and amortization	1,937	2,179	5,710	6,616
Total costs and expenses	127,278	106,255	374,165	315,180
Operating income	34,997	36,096	90,855	99,611
Other income, net	810	1,538	368	3,245
Income before income taxes	35,807	37,634	91,223	102,856
Income tax provision	8,700	9,179	22,219	24,081
Net income	$27,107	$28,455	$69,004	$78,775

Basic earnings per share	$0.42	$0.43	$1.07	$1.18
Diluted earnings per share	$0.42	$0.43	$1.06	$1.18

Weighted average number of shares:
Basic	64,247	65,658	64,591	66,539
Diluted	64,992	65,901	65,112	66,717

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$27,107	$28,455	$69,004	$78,775
Foreign currency translation adjustment	(1,925)	(2,478)	(1,688)	(6,049)
Comprehensive income	$25,182	$25,977	$67,316	$72,726

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Operating activities:
Net income	$69,004	$78,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,710	6,616
Equity-based compensation	23,646	14,573
(Gain) loss on disposal of equipment	(436)	56
Deferred income taxes	(1,331)	(244)
Unrealized foreign currency gain	(570)	(1,373)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,178)	(1,995)
Other assets	(7,042)	(5,296)
Accounts payable, accrued and other liabilities	16,271	11,059
Income taxes	576	(7,488)
Deferred revenue	15,696	8,635
Net cash provided by operating activities	112,346	103,318

Investing activities:
Purchase of property and equipment	(11,358)	(5,536)
Net maturities (purchases) of investments	1,439	(5,196)
Net cash used in investing activities	(9,919)	(10,732)

Financing activities:
Purchase of common stock	(86,459)	(124,558)
Net cash used in financing activities	(86,459)	(124,558)

Foreign currency impact on cash	(1,476)	(3,801)

Net change in cash and cash equivalents	14,492	(35,773)
Cash and cash equivalents at beginning of period	99,126	125,522
Cash and cash equivalents at end of period	$113,618	$89,749

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended September 30, 2019
Balance, June 30,2019 (unaudited)	64,322,067	$643	$-	$170,668	$(16,624)	$154,687
Repurchase of common stock	(432,995)	(4)	(8,002)	(28,215)	-	(36,221)
Restricted stock units issuance	11,456	-	-	-	-	-
Equity-based compensation	-	-	8,002	-	-	8,002
Foreign currency translation adjustment	-	-	-	-	(1,925)	(1,925)
Net income	-	-	-	27,107	-	27,107
Balance, September 30, 2019 (unaudited)	63,900,528	$639	$-	$169,560	$(18,549)	$151,650

For the Nine Months Ended September 30, 2019
Balance, December 31, 2018 (audited)	64,860,419	$649	$-	$163,359	$(16,861)	$147,147
Repurchase of common stock	(1,306,193)	(13)	(23,643)	(62,803)	-	(86,459)
Restricted stock units issuance	346,302	3	(3)	-	-	-
Equity-based compensation	-	-	23,646	-	-	23,646
Foreign currency translation adjustment	-	-	-	-	(1,688)	(1,688)
Net income	-	-	-	69,004	-	69,004
Balance, September 30, 2019 (unaudited)	63,900,528	$639	$-	$169,560	$(18,549)	$151,650

For the Three Months Ended September 30, 2018
Balance, June 30,2018 (unaudited)	65,759,735	$658	$-	$143,994	$(15,410)	$129,242
Repurchase of common stock	(391,814)	(4)	(5,303)	(15,537)	-	(20,844)
Restricted stock units issuance	10,548	-	-	-	-	-
Equity-based compensation	-	-	5,303	-	-	5,303
Foreign currency translation adjustment	-	-	-	-	(2,478)	(2,478)
Net income	-	-	-	28,455	-	28,455
Balance, September 30, 2018 (unaudited)	65,378,469	$654	$-	$156,912	$(17,888)	$139,678

For the Nine Months Ended September 30, 2018
Balance, December 31, 2017 (audited)	67,776,138	$678	$-	$186,117	$(11,839)	$174,956
Repurchase of common stock	(2,744,126)	(27)	(14,570)	(109,961)	-	(124,558)
Restricted stock units issuance	346,457	3	(3)	-	-	-
Equity-based compensation	-	-	14,573	-	-	14,573
Adjustment due to adoption of ASC 2014-09 Revenue from Contracts with Customers (Topic 606)	-	-	-	1,981	-	1,981
Foreign currency translation adjustment	-	-	-	-	(6,049)	(6,049)
Net income	-	-	-	78,775	-	78,775
Balance, September 30, 2018 (unaudited)	65,378,469	$654	$-	$156,912	$(17,888)	$139,678

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2018.

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

Cloud subscriptions includes software as a service (SaaS) and arrangements which provide customers with the right to use our software within a cloud-based environment that we provide and manage where the customer does not have the right to take possession of the software without significant penalty. SaaS and hosting revenues are recognized ratably over the contract period. For contracts that include a perpetual license and hosting services, we generally consider the arrangement as an overall service, recognized over the initial hosting term.  The software license fee typically due at the outset of the arrangement is not payable again if the customer renews the hosting services, so that the customer’s option to renew the hosting services is a material right, the revenue from which, if the option is exercised, we will recognize over the applicable renewal period.

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

Our services revenue consists of fees generated from implementation, training, and application managed services, including reimbursements of out-pocket expenses in connection with our implementation services. Implementation services include system planning, design, configuration, testing, and other software implementation support, and are typically optional and distinct from our software. Following implementation, customers may purchase application managed services to support and maintain our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. In certain situations, we render professional services under agreements based upon a fixed fee for portions of or all of the engagement. Revenue related to fixed-fee-based services contracts is recognized over time based on the proportion performed.

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

Significant Judgements

Our contracts with customers typically contain promises to transfer multiple products and services to a customer. Judgement is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. We allocate the transaction price to the distinct performance obligations based on relative standalone selling price (SSP). We estimate SSP based on the prices charged to customers, or by using information such as market conditions and other observable inputs. However, the selling price of our software licenses is highly variable. Thus, we estimate SSP for software licenses using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of maintenance, cloud subscriptions and professional services. $13.4 million and $73.9 million of revenue that was included in the deferred revenue balance as of December 31, 2018 was recognized during the three and nine months ended September 30, 2019, respectively. $41.0 million of revenue that was included in the deferred revenue balance as of June 30, 2019 was recognized during the three months ended September 30, 2019.

No revenue was recognized during the three and nine months ended September 30, 2019 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of September 30, 2019, approximately $152.0 million of revenue is expected to be recognized from remaining performance obligations for cloud subscriptions, maintenance contracts, and application managed services with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately 50% of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $1.8 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $3.6 million and $3.2 million for the nine months ended September 30, 2019 and 2018, respectively. In estimating the allowance for doubtful accounts, we consider the age of the accounts receivable, our historical write-offs, and the creditworthiness of the customer, among other factors. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year.  We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $8.0 million as of September 30, 2019, of which $5.9 million is included in other assets and $2.1 million is included in prepaid expenses and other current assets. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $0.6 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $1.4 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively. No impairment losses were recognized during the periods.

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

At September 30, 2019, our cash and cash equivalents were $100.3 million and $13.3 million, respectively. We had no short-term investments at September 30, 2019, and, currently, have no long-term investments. Cash equivalents consist of highly liquid money market funds of $9.8 million and certificates of deposit of $3.5 million. Short-term investments in the prior period consisted of certificates of deposit. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at September 30, 2019.

4.	Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. In 2019, we entered into four lease agreements for office space in Bangalore, India for a ten-year term. The total operating lease liabilities for these leases at September 30, 2019 was approximately $13.8 million. In 2014, we amended our Atlanta headquarters lease to obtain additional space and extended the lease term to September 2025. As part of this amended lease agreement, we received reimbursement of $1.3 million from the landlord in 2018 for leasehold improvements. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of September 30, 2019 (in thousands):

September 30, 2019
ASSETS
Operating lease right-of-use assets	$37,178

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$6,501
Operating lease liabilities, long-term	33,929
Total operating lease liabilities	$40,430

Aggregate future minimum lease payments under noncancelable operating leases as of September 30, 2019 are as follows (in thousands):

Year Ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$1,848
2020	6,877
2021	6,629
2022	6,367
2023	6,536
Thereafter	19,920
Total minimum payments required	48,177
Less short-term leases	(129)
Less imputed interest	(7,618)
Total operating lease liabilities	$40,430

The total lease cost for the three and nine months ended September 30, 2019 was $2.2 million and $6.4 million, respectively. Total lease cost for the three months ended September 30, 2019 consisted of $2.1 million of operating lease costs, and $0.1 million of short-term lease costs. For the nine months ended September 30, 2019, total lease cost consisted of $6.1 million of operating lease cost, and $0.3 million of short-term lease costs.  Our variable lease costs for the three and nine months ended September 30, 2019 were immaterial. Total lease costs for the three and nine months ended September 30, 2018 was $1.8 million and $5.3 million, respectively.

Other information related to operating leases are as follows:

Weighted average remaining lease term	7.1 years
Weighted average discount rate	4%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,961

5.	Equity-Based Compensation

We granted 4,653 and 13,665 restricted stock units (RSUs) during the three months ended September 30, 2019 and 2018, respectively, and granted 943,384 and 522,672 RSUs during the nine months ended September 30, 2019 and 2018, respectively. Equity-based compensation expense related to RSUs was $8.0 million and $5.3 million during the three months ended September 30, 2019 and 2018, respectively, and $23.6 million and $14.6 million during the nine months ended September 30, 2019 and 2018, respectively.

We present below a summary of changes during the nine months ended September 30, 2019 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2018	997,173
Granted	943,384
Vested	(384,288)
Forfeited	(54,213)
Outstanding at September 30, 2019	1,502,056

6.	Income Taxes

Our effective tax rate was 24.3% and 24.4% for the three months ended September 30, 2019 and 2018, respectively, and 24.4% and 23.4% for the nine months ended September 30, 2019 and 2018, respectively. The increase in the effective tax rate for the nine months ended September 30, 2019 is the result of a decrease of $0.6 million in excess tax benefits on restricted stock vestings and $0.3 million tax benefit related to a provisional one-time estimate for the impact of 2017 U.S. Tax Reform recorded in 2018.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with ASC 740, Income Taxes. For the three months ended September 30, 2019, there were no material changes to our uncertain tax positions. There has been no change to our policy that recognizes potential interest and penalties related to uncertain tax positions within our global operations in income tax expense.

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

Diluted net income per share is computed using net income divided by Weighted Shares and the treasury stock method effect of common equivalent shares (CESs) outstanding for each period presented.

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$27,107	$28,455	$69,004	$78,775
Earnings per share:
Basic	$0.42	$0.43	$1.07	$1.18
Effect of CESs	-	-	(0.01)	-
Diluted	$0.42	$0.43	$1.06	$1.18

Weighted average number of shares:
Basic	64,247	65,658	64,591	66,539
Effect of CESs	745	243	521	178
Diluted	64,992	65,901	65,112	66,717

The number of anti-dilutive CESs during the three and nine months ended September 30, 2019 and 2018 was immaterial.

8.	Contingencies

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $0.7 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively, and $3.5 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support.  Certain corporate expenses included in the Americas segment are not charged to the other segments.  Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Accounting Standards Codification, we present below certain financial information by reportable segment for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019				2018
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$12,501	$1,444	$297	$14,242	$5,650	$673	$132	$6,455
Software license	13,753	874	859	15,486	7,456	2,743	1,327	11,526
Maintenance	30,342	5,235	2,186	37,763	29,761	5,268	2,148	37,177
Services	72,274	15,425	3,927	91,626	67,973	12,487	3,676	84,136
Hardware	3,158	-	-	3,158	3,046	10	1	3,057
Total revenue	132,028	22,978	7,269	162,275	113,886	21,181	7,284	142,351

Costs and Expenses:
Cost of revenue	58,040	12,634	3,692	74,366	47,099	10,440	3,647	61,186
Operating expenses	46,001	3,778	1,196	50,975	38,655	3,151	1,084	42,890
Depreciation and amortization	1,677	195	65	1,937	1,932	177	70	2,179
Total costs and expenses	105,718	16,607	4,953	127,278	87,686	13,768	4,801	106,255
Operating income	$26,310	$6,371	$2,316	$34,997	$26,200	$7,413	$2,483	$36,096

	Nine Months Ended September 30,
	2019				2018
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$27,105	$3,312	$693	$31,110	$14,623	$1,441	$237	$16,301
Software license	28,033	9,796	1,792	39,621	19,599	7,357	5,098	32,054
Maintenance	88,747	15,759	6,679	111,185	88,340	15,898	6,329	110,567
Services	215,898	45,442	12,868	274,208	198,352	36,995	9,813	245,160
Hardware	8,896	-	-	8,896	10,532	10	167	10,709
Total revenue	368,679	74,309	22,032	465,020	331,446	61,701	21,644	414,791

Costs and Expenses:
Cost of revenue	164,307	38,049	10,758	213,114	135,662	31,614	10,785	178,061
Operating expenses	138,236	13,530	3,575	155,341	116,828	10,382	3,293	130,503
Depreciation and amortization	4,949	568	193	5,710	5,849	565	202	6,616
Total costs and expenses	307,492	52,147	14,526	374,165	258,339	42,561	14,280	315,180
Operating income	$61,187	$22,162	$7,506	$90,855	$73,107	$19,140	$7,364	$99,611

The majority of our software license revenue relates to our warehouse management product group, which was approximately 65% and 75% for the three and nine months ended September 30, 2019, respectively. Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel and transportation management solutions.

Total assets of our reportable segments increased during the three and nine months ended September 30, 2019 primarily as a result of the adoption of ASC 842. At September 30, 2019, total assets for the Americas, EMEA and APAC segments were $317.8 million, $47.5 million and $15.0 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

We have five principal sources of revenue:

•	cloud subscriptions, including software as a service (SaaS) and hosting of software;
•	licenses of our software;
•	customer support services and software enhancements (collectively, “maintenance”);
•

professional services, including solutions planning and implementation, related consulting, customer training, and reimbursements from customers for out-of-pocket expenses (collectively, “services”); and

•	hardware sales.

In the three and nine months ended September 30, 2019, we generated $162.3 million and $465.0 million in total revenue. The revenue mix for the three months ended September 30, 2019 was: cloud subscriptions 9%; software license 10%; maintenance 23%; services 56%; and hardware 2%. The revenue mix for the nine months ended September 30, 2019 was: cloud subscriptions 7%; software license 8%; maintenance 24%; services 59%; and hardware 2%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC).  Geographic revenue is based on the location of the sale. Our international revenue was approximately $45.7 million and $141.3 million for the three and nine months ended September 30, 2019, respectively, which represents approximately 28% and 30% of our total revenue for the three and nine months ended September 30, 2019, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2019, we employed approximately 3,400 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Our transition to a cloud subscription model, shifting industry dynamics, economic uncertainty in retail, and our adoption of the new revenue recognition standard (ASC Topic 606) on January 1, 2018, impacted our revenue and earnings growth in 2018 and the first nine months of 2019. We expect that, going forward, our transition to a cloud subscription model, including enterprise investments in innovation, sales and marketing, IT, facilities and people, as well as retail global macroeconomic conditions as a whole, could impact revenue and earnings growth. The pace at which the market for our products transitions from perpetual, on-premises installation to cloud subscriptions, which result in revenue recognition spread out over the subscription period rather than up front, and the lead times for developing new business, which can be long for our products, can cause uncertainty for our future expectations, particularly with respect to our ability to accurately forecast bookings and revenues from quarter to quarter and over the longer term.

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

Cloud Subscription

Historically, our software licenses were sold as perpetual licenses, under which customers own the software license and revenue is recognized at the time of sale. In 2017, we released Manhattan Active™ Solutions, accelerating our business transition to cloud subscriptions. Under a cloud subscription, customers pay a periodic fee for the right to use our software within a cloud-based environment that we provide and manage over a specified period of time. As part of our subscription program, we allow our existing customers to convert their maintenance contracts to cloud subscription contracts. While it is early in our transition, a few customers converted their maintenance contracts to subscriptions in 2017, 2018 and in the first nine months of 2019, and we expect there will be continued opportunities to convert existing maintenance contracts to cloud subscription contracts in the remaining months of 2019 and beyond.

With the launch of Manhattan Active™ Solutions, the transition to a cloud subscription model has had, and will continue to have, an impact on revenue, and an adverse impact on earnings and cash flow relative to periods in which we primarily sell perpetual licenses. This effect will continue until a stable, recurring mix of perpetual license to cloud subscription revenue develops.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and nine months ended September 30, 2019, approximately 72% and 70% of our total revenue was generated in the United States, 14% and 16% in EMEA, respectively, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

Revenue

Software License and Cloud Subscriptions revenue.  Software license and cloud subscriptions revenue, leading indicators of our business performance, are primarily derived from software license, and cloud subscription fees that customers pay for supply chain solutions. In the three months ended September 30, 2019, software license revenue totaled $15.5 million, or 10% of total revenue, with a gross margin of 95.2%. For the nine months ended September 30, 2019, software license revenue totaled $39.6 million or 8% of total revenue with a gross margin of 95.0%. Software license revenue recognized by the Americas, EMEA, and APAC segments totaled $13.8 million, $0.9 million, and $0.8 million, respectively, in the three months ended September 30, 2019. For the nine months ended September 30, 2019, software license revenue recognized by the Americas, EMEA, and APAC segments totaled $28.0 million, $9.8 million and $1.8 million, respectively. Prior to 2017, the overall trend was steady for our large license sales. However, in 2017, we began experiencing extended sales cycles and evaluations with greater focus on capital prioritization as retailers evaluated restructuring and transforming their omni-channel/digital commerce businesses. In addition, during 2017, we introduced

Manhattan Active Solutions, our cloud-based solutions, and began to see our customer’s transition from perpetual software licenses to cloud-based services solutions. In the three months ended September 30, 2019, cloud subscriptions revenue totaled $14.2 million or 9% of total revenues. For the nine months ended September 30, 2019, cloud subscriptions revenue totaled $31.1 million or 7% of total revenue. The Americas, EMEA and APAC segments recognized $12.5 million, $1.4 million and $0.3 million in cloud subscriptions revenue, respectively, in the three months ended September 30, 2019. For the nine months ended September 30, 2019, cloud subscriptions revenue recognized by the Americas, EMEA, and APAC segments totaled $27.1 million, $3.3 million and $0.7 million, respectively. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically 36 to 60 months. In the three and nine months ended September 30, 2019, the percentage mix of new to existing customers for the combination of software license and cloud subscriptions sales was approximately 30/70.

Software license and cloud subscriptions revenue growth are influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. In addition, the timing of the closing of a few large software license transactions can have a material impact on our software license revenues, operating profit, operating margins and earnings per share. For example, $0.9 million of either pre-tax profit or expense in the third quarter of 2019 equates to approximately one cent of diluted earnings per share impact.

Our software solutions are focused on core supply chain commerce operations (Warehouse Management, Transportation Management and Labor Management), Inventory optimization and Omnichannel operations (e-commerce, retail store operations and point of sale), which are intensely competitive markets characterized by rapid technological change. We are a market leader in the supply chain management and omnichannel software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our software license and cloud subscriptions revenues faster than our competitors through investment in innovation. We expect to continue to face increased competition from Enterprise Resource Planning (ERP) and Supply Chain Management application vendors and business application software vendors that may broaden their solutions offerings by internally developing, or by acquiring or partnering with independent developers of supply chain planning and execution software. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

Maintenance Revenue. Our maintenance revenue for the three months ended September 30, 2019 totaled $37.8 million, or 23% of total revenue. For the nine months ended September 30, 2019, maintenance revenue totaled $111.2 million or 24% of total revenue. The Americas, EMEA and APAC segments recognized $30.4 million, $5.2 million and $2.2 million in maintenance revenue, respectively, in the three months ended September 30, 2019. For the nine months ended September 30, 2019, maintenance revenue recognized by the Americas, EMEA, and APAC segments totaled $88.7 million, $15.8 million and $6.7 million, respectively.  For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. The growth of maintenance revenues is influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services revenue.  In the three months ended September 30, 2019, our services revenue totaled $91.6 million, or 56% of total revenue. For the nine months ended September 30, 2019, services revenue totaled $274.2 million or 59% of total revenue. The Americas, EMEA and APAC segments recognized $72.3 million, $15.4 million and $3.9 million in services revenue, respectively, in the three months ended September 30, 2019. For the nine months ended September 30, 2019, services revenue recognized by the Americas, EMEA, and APAC segments totaled $215.9 million, $45.4 million and $12.9 million, respectively. Due to our large services revenue mix as a percentage of total revenue, our consolidated operating margin profile may be lower than those of our competitors, and while we believe our services margins are strong, they do lower our operating margin profile as services margins are inherently lower than the margin for software license revenue and some of our other revenue sources.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs as of January 1, 2018, totaled $3.2 million in the three months ended September 30, 2019 representing 2% of total revenue. For the nine months ended September 30, 2019, hardware revenue totaled $8.9 million or 2% of total revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global retailers, manufacturers, wholesalers, distributors, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our R&D expenses were $22.6 million and $65.8 million for the three and nine months ended September 30, 2019.

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

Cash Flow and Financial Condition

For the three and nine months ended September 30, 2019, we generated cash flow from operating activities of $39.9 million and $112.3 million, respectively. Our cash at September 30, 2019 totaled $113.6 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash continue to be to provide funding for investments in R&D, in operations to drive earnings growth, and repurchases of our common stock.

During the nine months ended September 30, 2019, we repurchased 1,195,203 shares of Manhattan Associates’ outstanding common stock for approximately $80.9 million under the share repurchase program approved by our Board of Directors, and in October 2019, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our common stock.

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

Results of Operations

In the following table, we present a summary of our consolidated results for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)

Revenue	$162,275	$142,351	$465,020	$414,791
Costs and expenses	127,278	106,255	374,165	315,180
Operating income	34,997	36,096	90,855	99,611
Other income, net	810	1,538	368	3,245
Income before income taxes	35,807	37,634	91,223	102,856
Net income	$27,107	$28,455	$69,004	$78,775
Diluted earnings per share	$0.42	$0.43	$1.06	$1.18
Diluted weighted average number of shares	64,992	65,901	65,112	66,717

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three and nine months ended September 30, 2019 and 2018, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change vs. Prior Year	2019	2018	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Cloud subscriptions
Americas	12,501	5,650	121%	27,105	14,623	85%
EMEA	1,444	673	115%	3,312	1,441	130%
APAC	297	132	125%	693	237	192%
Total cloud subscriptions	14,242	6,455	121%	31,110	16,301	91%

Software license
Americas	13,753	7,456	84%	28,033	19,599	43%
EMEA	874	2,743	-68%	9,796	7,357	33%
APAC	859	1,327	-35%	1,792	5,098	-65%
Total software license	15,486	11,526	34%	39,621	32,054	24%

Maintenance
Americas	30,342	29,761	2%	88,747	88,340	0%
EMEA	5,235	5,268	-1%	15,759	15,898	-1%
APAC	2,186	2,148	2%	6,679	6,329	6%
Total maintenance	37,763	37,177	2%	111,185	110,567	1%

Services
Americas	72,274	67,973	6%	215,898	198,352	9%
EMEA	15,425	12,487	24%	45,442	36,995	23%
APAC	3,927	3,676	7%	12,868	9,813	31%
Total services	91,626	84,136	9%	274,208	245,160	12%

Hardware
Americas	3,158	3,046	4%	8,896	10,532	-16%
EMEA	-	10	-100%	-	10	-100%
APAC	-	1	-100%	-	167	-100%
Total hardware and other	3,158	3,057	3%	8,896	10,709	-17%

Total Revenue
Americas	132,028	113,886	16%	368,679	331,446	11%
EMEA	22,978	21,181	8%	74,309	61,701	20%
APAC	7,269	7,284	0%	22,032	21,644	2%
Total revenue	$162,275	$142,351	14%	$465,020	$414,791	12%

Operating income:
Americas	26,310	26,200	0%	61,187	73,107	-16%
EMEA	6,371	7,413	-14%	22,162	19,140	16%
APAC	2,316	2,483	-7%	7,506	7,364	2%
Total operating income	$34,997	$36,096	-3%	$90,855	$99,611	-9%

Condensed Consolidated Financial Summary - Third Quarter 2019

•	Consolidated total revenue: $162.3 million for the third quarter of 2019, compared to $142.4 million for the third quarter of 2018;
•	Cloud subscription revenue: $14.2 million for the third quarter of 2019, compared to $6.5 million for the third quarter of 2018;
•	Software license revenue: $15.5 million for the third quarter of 2019, compared to $11.5 million for the third quarter of 2018;
•	Operating income: $35.0 million for the third quarter of 2019, compared to $36.1 million for the third quarter of 2018;
•	Operating margins: 21.6% for the third quarter of 2019, compared to 25.4% for the third quarter of 2018;
•	Diluted earnings per share: $0.42 for the third quarter of 2019 compared to $0.43 for the third quarter of 2018;
•	Cash flow from operations: $39.9 million in the third quarter of 2019, compared to $35.2 million in the third quarter of 2018;
•	Days sales outstanding: 61 days at September 30, 2019, compared to 59 days at June 30, 2019;
•	Cash and investments: $113.6 million at September 30, 2019, compared to $119.4 million at June 30, 2019;
•

Share repurchases: In the three months ended September 30, 2019, we reduced our common shares outstanding by approximately 0.7%, primarily through the repurchase of approximately 0.4 million shares of our common stock, under the share repurchase program authorized by our board of directors, for a total investment of $36.0 million. In October 2019, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

Below we discuss our consolidated results of operations for the third quarters of 2019 and 2018.

Revenue

	Three Months Ended September 30,
			% Change vs.	% of Total Revenue
	2019	2018	Prior Year	2019	2018
	(in thousands)

Cloud subscriptions	$14,242	$6,455	121%	9%	5%
Software license	15,486	11,526	34%	10%	8%
Maintenance	37,763	37,177	2%	23%	26%
Services	91,626	84,136	9%	56%	59%
Hardware	3,158	3,057	3%	2%	2%
Total revenue	$162,275	$142,351	14%	100%	100%

Cloud Subscriptions revenue. In 2017, we released Manhattan Active™ Solutions accelerating our business transition to cloud subscriptions. In the third quarter of 2019, cloud subscriptions revenue increased $7.8 million compared to the same quarter in the prior year, as customers began to purchase our SaaS offerings rather than a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $6.8 million, $0.8 million and $0.2 million in the third quarter of 2019, respectively.

Software License revenue.  Software license revenue increased $4.0 million in the third quarter of 2019 compared to the same quarter in the prior year. Our license revenue performance depends on the number and relative value of large deals we close in the period. License revenue for the Americas segment increased $6.3 million, while the EMEA and APAC segments decreased $1.9 million and $0.4 million in the third quarter of 2019, respectively.

The perpetual license sales percentage mix across our product suite in the third quarter ended September 30, 2019 was approximately 65% warehouse management solutions.

Maintenance revenue. Maintenance revenue increased $0.6 million in the third quarter of 2019 compared to the same quarter in the prior year. Maintenance revenue for the Americas segment increased $0.6 million, respectively, while maintenance revenue for the EMEA and APAC segments were relatively flat in the third quarter of 2019 compared to the same quarter in the prior year.

Services revenue.  Services revenue increased $7.5 million in the third quarter of 2019 compared to the same quarter in the prior year on improving demand in the Americas and solid growth in EMEA. Services revenue for the Americas, EMEA and APAC segments increased $4.3 million, $2.9 million and $0.3 million, respectively, compared to the same quarter in the prior year.

Hardware revenue.  Hardware sales increased $0.1 million in the third quarter of 2019 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended September 30,
	2019	2018	% Change vs. Prior Year
Cost of software license	$748	$1,211	-38%
Cost of cloud subscriptions, maintenance and services	73,618	59,975	23%
Total cost of revenue	$74,366	$61,186	22%

Cost of Software License.  Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license decreased $0.5 million in the third quarter of 2019 compared with the same quarter in the prior year due primarily to decreased third-party software costs due to decreased sales of third-party software.

Cost of Cloud Subscriptions, Maintenance and Services.  Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud operations; maintenance services; and professional and technical services as well as hosting fees. The $13.6 million increase in the quarter ended September 30, 2019 compared to the same quarter in the prior year was principally due to a $7.4 million increase in compensation and other personnel-related expenses resulting from increased headcount in cloud operations and professional services, a $2.6 million increase in performance-based compensation expense, and a $2.3 million increase in computer infrastructure costs related to cloud business transition.

Operating Expenses

	Three Months Ended September 30,
	2019	2018	% Change vs. Prior Year
	(in thousands)

Research and development	$22,614	$18,453	23%
Sales and marketing	12,125	10,726	13%
General and administrative	16,236	13,711	18%
Depreciation and amortization	1,937	2,179	-11%
Operating expenses	$52,912	$45,069	17%

Research and Development.  Our principal R&D activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omni-Channel, including cloud-based solutions, point-of-sale and tablet retailing.

For each of the quarters ended September 30, 2019 and 2018, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended September 30, 2019 increased by $4.2 million, compared to the same quarter of 2018 principally due to a $2.8 million increase in compensation and other personnel related expenses resulting from increased headcount to support R&D activities, and a $0.9 million increase in performance-based compensation expense.

Sales and Marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $1.4 million in the quarter ended September 30, 2019 compared to the same quarter in the prior year primarily due to a $1.1 million increase in performance-based compensation expense, and a $0.7 million increase in compensation and other personnel related expense.

General and administrative (G&A).  G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $2.5 million, in the current year quarter compared to the same quarter in the prior year, primarily due to a $1.9 million increase in compensation and other personnel related expenses, and a $0.6 million increase in performance-based compensation expense

Depreciation and Amortization.  Depreciation and amortization of intangibles and software expense for the third quarter of 2019 and 2018 was $1.9 million and $2.2 million, respectively. Amortization of acquisitions expense for the third quarter of 2019 and 2018 was immaterial.

Operating Income

Operating income in the third quarter of 2019 was $35.0 million compared to $36.1 million for the third quarter of 2018. Operating margin was 21.6% for the third quarter of 2019 versus 25.4% for the same quarter in the prior year. Operating income and margin have primarily decreased due to our commitment to strategically invest in a business transition to a Cloud first company focused on delivering long-term sustainable growth and earnings leverage. As a result, we are investing significantly in R&D to deliver new innovation, cloud operations headcount, infrastructure and technology to support our ability to scale our cloud business to achieve our growth objectives. In addition, our innovation releases have fueled strong demand for our global Consulting Services and we are actively hiring to fulfill customer demand, which pressures operating income and margins until new resources ramp to full utilization. Finally, our performance-based compensation expense has increased over the prior year based on strong execution against target objectives.

Other Income and Income Taxes

	Three Months Ended September 30,
	2019	2018	% Change vs. Prior Year

Other income, net	$810	$1,538	-47%
Income tax provision	8,700	9,179	-5%

Other income, net.  Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $0.7 million in the third quarter of 2019 compared to the same quarter in the prior year primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $0.3 million and $1.4 in the third quarter of 2019 and 2018, respectively.

Income tax provision.  Our effective income tax rates were 24.3% and 24.4% for the quarters ended September 30, 2019 and 2018, respectively.

Condensed Consolidated Financial Summary – First Nine Months of 2019

•	Consolidated revenue: $465.0 million for the nine months ended September 30, 2019 compared to $414.8 million for the nine months ended September 30, 2018.
•	Cloud subscription revenue: $31.1 million for the nine months ended September 30, 2019 compared to $16.3 million for the nine months ended September 30, 2018.
•	Software license revenue: $39.6 million for the nine months ended September 30, 2019, compared to $32.1 million for the nine months ended September 30, 2018.
•	Operating income: $90.9 million for the nine months ended September 30, 2019, compared to $99.6 million for the nine months ended September 30, 2018.
•	Operating margins: 19.5% for the nine months ended September 30, 2019 compared to 24.0% for the nine months ended September 30, 2018.

•	Diluted earnings per share: $1.06 for the nine months ended September 30, 2019 compared to $1.18 for the nine months ended September 30, 2018.
•	Cash flow from operations: $112.3 million for the nine months ended September 30, 2019, compared to $103.3 million for the nine months ended September 30, 2018.
•	Cash and investments: $113.6 million at September 30, 2019, compared to $100.6 million at December 31, 2018.
•

Share repurchases: During the nine months ended September 30, 2019, we reduced our common shares outstanding by approximately 1.5% primarily through the repurchase of approximately 1.2 million shares of our common stock, under the share repurchase program authorized by our board of directors, for a total investment of $80.9 million.

Below we discuss our consolidated results of operations for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
			% Change vs.	% of Total Revenue
	2019	2018	Prior Year	2019	2018
	(in thousands)

Cloud subscriptions	$31,110	$16,301	91%	7%	4%
Software license	39,621	32,054	24%	8%	7%
Maintenance	111,185	110,567	1%	24%	27%
Services	274,208	245,160	12%	59%	59%
Hardware	8,896	10,709	-17%	2%	3%
Total revenue	$465,020	$414,791	12%	100%	100%

Cloud Subscription Revenue. Due to the release of Manhattan Active™ Solutions, cloud subscriptions revenue increased $14.8 million, or 91% in the nine months ended September 30, 2019 compared to the same period in the prior year, as customers began to purchase our SaaS offerings in lieu of a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $12.5 million, $1.9 million and $0.4 million, respectively, in the nine months ended September 30, 2019.

Software License Revenue.  Software license revenue increased $7.6 million, or 24% in the nine months ended September 30, 2019 compared to the same period in the prior year. Our license revenue performance depends on the number and relative value of large deals we close in the period.  License revenue for the Americas and EMEA segments increased $8.4 million, $2.5 million, respectively, and license revenue for the APAC segments decreased $3.3 million, in the nine months ended September 30, 2019.

The license sales percentage mix across our product suite in the nine months ended September 30, 2019 was approximately 75% warehouse management solutions.

Maintenance Revenue. Maintenance revenue increased $0.6 million, or 1% in the nine months ended September 30, 2019 compared to the same period in the prior year. Maintenance revenue for the Americas and EMEA segments increased $0.4 million and $0.3 million, respectively, and maintenance revenue for the APAC segment decreased $0.1 million, in the nine months ended September 30, 2019 compared to the same period in the prior year.

Services revenue.  Services revenue increased $29.0 million in the nine months ended September 30, 2019 compared to the same period in the prior year on improving demand in the Americas and solid growth in EMEA and APAC. Services revenue for the Americas, EMEA and APAC segments increased $17.5 million, $8.4 million and $3.1 million, respectively, in the nine months ended September 30, 2019 compared with the same period in the prior year.

Hardware Revenue.  Hardware sales decreased $1.8 million in the nine months ended September 30, 2019 compared to the same period in the prior year.  The majority of our hardware revenue is derived from our Americas segment.  Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Nine Months Ended September 30,
	2019	2018	% Change vs. Prior Year
Cost of software license	$1,963	$4,615	-57%
Cost of cloud subscriptions, maintenance and services	211,151	173,446	22%
Total cost of revenue	$213,114	$178,061	20%

Cost of Software License.  Cost of software license decreased $2.7 million in the nine months ended September 30, 2019 compared with the same period in the prior year due primarily to decreased third-party software expenses due to decreased sales of third-party software.

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud operations; maintenance services; and professional and technical services as well as hosting fees. The $37.7 million increase in the nine months ended September 30, 2019 compared to the same period in the prior year was principally due to a $20.2 million increase in compensation and other personnel-related expenses resulting from increased headcount in cloud operations and professional services, a $8.0 million increase in performance-based compensation expense, and a $6.3 million increase in computer infrastructure costs related to cloud business transition.

Operating Expenses

	Nine Months Ended September 30,
	2019	2018	% Change vs. Prior Year
	(in thousands)

Research and development	$65,824	$53,688	23%
Sales and marketing	41,426	37,419	11%
General and administrative	48,091	39,396	22%
Depreciation and amortization	5,710	6,616	-14%
Operating expenses	$161,051	$137,119	17%

Research and Development.  R&D expenses for the nine months ended September 30, 2019 increased $12.1 million compared to the same period in the prior year principally due to a $8.1 million increase in compensation and other personnel-related expenses resulting from increased headcount to support R&D activities, a $2.6 million increase in performance-based compensation expense, and a $1.2 million increase in computer infrastructure costs. For the same reasons included in the quarterly R&D discussion above, no R&D costs were capitalized during the nine months ended September 30, 2019 and 2018.

Sales and Marketing.  Sales and marketing expenses increased $4.0 million in the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to a $3.9 million increase in performance-based compensation expense and a $2.2 million increase in compensation and other personnel related expenses, offset by a $2.1 million decrease in marketing and campaign programs.

General and Administrative.  General and administrative expenses increased $8.7 million in the nine months ended September 30, 2019 compared to the same period in the prior year, primarily due to a $5.9 million increase in compensation and other personnel-related expenses and a $1.6 million increase in performance-based compensation expense, and a $1.1 million increase in computer infrastructure costs.

Depreciation and Amortization.  Depreciation and amortization of intangibles and software expense for the nine months ended September 30, 2019 and 2018 was $5.7 million and $6.6 million, respectively.  Amortization of acquisitions expense for the nine months ended September 30, 2019 and 2018 was immaterial.

Operating Income

Operating income for the nine months ended September 30, 2019 was $90.9 million compared to $99.6 million for the same period in the prior year. Operating margin was 19.5% for the first nine months of 2019 versus 24.0% for the same period in the prior year. Operating income and margin have primarily decreased due to our commitment to strategically invest in a business transition to a Cloud first company focused on delivering long-term sustainable growth and earnings leverage. As a result, we are investing significantly in R&D to deliver new innovation, cloud operations headcount, infrastructure and technology to support our ability to scale our cloud business to achieve our growth objectives. In addition, our innovation releases have fueled strong demand for our global Consulting Services and we are actively hiring to fulfill customer demand, which pressures operating income and margins until new resources ramp to full utilization. Finally, our performance-based compensation expense has increased over the prior year based on strong execution against target objectives. Operating income increased $3.0 million and $0.1 million in the EMEA and APAC segments, respectively, and decreased $11.9 million in the Americas segment.

Other Income and Income Taxes

	Nine Months Ended September 30,
	2019	2018	% Change vs. Prior Year

Other income, net	$368	$3,245	-89%
Income tax provision	22,219	24,081	-8%

Other income, net.  Other income, net decreased $2.9 million in the nine months ended September 30, 2019 compared to the same period in the prior year, primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency losses of $0.7 million in the nine months ended September 30, 2019 and net foreign currency gains of $2.5 million in the nine months ended September 30, 2018.

Income tax provision.  Our effective income tax rates were 24.4% and 23.4% for the nine months ended September 30, 2019 and 2018, respectively. The increase is the result of a decrease of $0.6 million in excess tax benefits on restricted stock vestings and $0.3 million tax benefit related to a provisional one-time estimate for the impact of 2017 U.S. Tax reform recorded in 2018.

Liquidity and Capital Resources

During the first nine months of 2019, we funded our business through cash generated from operations. Our cash and cash equivalents as of September 30, 2019 included $68.8 million held in the U.S. and $44.8 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations, and we do not intend to repatriate foreign funds to the U.S.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act in December 2017, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $112.3 million and $103.3 million in the nine months ended September 30, 2019 and 2018, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the nine months ended September 30, 2019 increased $9.0 million compared to the same period in the prior year, which is mainly due to the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers.

Cash flow used in investing activities totaled $9.9 million and $10.7 million in the nine months ended September 30, 2019 and 2018, respectively.  Our investing activities for both the nine months ended September 30, 2019 and 2018 consisted of capital spending to support company growth and short-term investing. For the nine months ended September 30, 2019, net investment maturities totaled $1.4 million, while capital spending was $11.4 million.  For the nine months ended September 30, 2018, net purchases of investments totaled $5.2 million, while capital spending was $5.5 million.

Financing activities used cash of $86.5 million and $124.6 million for the nine months ended September 30, 2019 and 2018, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the nine months ended September 30, 2019 and 2018 totaled $86.5 million and $124.6 million, respectively, including shares withheld for taxes of $5.6 million and $6.0 million, respectively.

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

Critical Accounting Policies and Estimates

In the first nine months of 2019, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

The following table provides information regarding common stock purchases under our publicly-announced repurchase program for the quarter ended September 30, 2019,

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2019	34,035	$87.60	34,035	47,018,386
August 1 - August 31, 2019	261,599	84.01	261,599	25,042,051
September 1 - September 30, 2019	133,905	82.13	133,905	14,043,946
Total	429,539		429,539

In October 2019, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

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

EXHIBIT INDEX

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.
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

MANHATTAN ASSOCIATES, INC.

Date:	October 24, 2019	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2019	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)