Form 10-K
period 2019-12-31
MANHATTAN ASSOCIATES INC
filed 2020-02-10
CIK 1056696

PERCENTAGE MIX

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2019 was $4,459,448,905, which was calculated based upon a closing sales price of $69.33 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of January 31, 2020, the Registrant had outstanding 63,767,447 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2020 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

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

Some of the factors that could cause actual results to differ materially from the results discussed in forward-looking statements include:

•	The operational and financial effects of our business transition to cloud subscription-based solutions;
•	economic, political and market conditions, including disruption in the retail sector;
•	our ability to attract and retain highly skilled employees;
•	competition;
•	our dependence on generating revenue from software licenses and cloud subscriptions to drive business;
•	undetected errors or “bugs” in our software;
•	the risk of defects, delays or interruptions in our cloud subscription services;
•	possible compromises of our data protection and IT security measures;
•	risks associated with large system implementations;
•	possible liability to customers if our products fail;
•	the requirement to maintain high quality professional service capabilities;
•	the risks of international operations, including foreign currency exchange risk;
•	the possibility that research and developments investments may not yield sufficient returns;
•	the long sales cycle associated with our products;
•	the difficulty of predicting operating results;
•	the need to continually improve our technology;
•	risks associated with managing growth;
•	reliance on third party and open source software;
•	the need for our products to interoperate with other systems;
•	the need to protect our intellectual property, and our exposure to intellectual property claims of others;
•	economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union;
•	the possible effects on international commerce of new or increased tariffs, or a “trade war;” and
•	other risks described under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

•

Omnichannel - Meeting ever-evolving consumer expectations of service, inventory availability, and delivery convenience is a challenge every merchant must meet head on.  Manhattan’s Omnichannel solutions provide an operating platform for digital commerce, retailers, and wholesale businesses. Comprising Order Management, Store Inventory Fulfillment, Call Center, Point of Sale, and Customer Engagement as its core applications, Manhattan Omnichannel solutions provide CRM capabilities for contact center agents; end-to-end process enablement for store associates, and enterprise-wide inventory availability determination, order fulfillment optimization, and point of sale capabilities.

•

Inventory – Manhattan’s solutions provide distributors of finished goods (apparel, food, auto parts, pharmaceuticals, etc.) the ability to forecast demand, determine when, where and how much inventory is needed, and translate this into a profitable inventory buying plan. These areas are ever more complex and critical to profitability as more wholesalers and retailers engage in omnichannel operations. Through the use of advanced science and sophisticated analytics, customer service level is maximized with the minimum necessary inventory investment.  Industry changes driven by omnichannel retail, pharmaceutical regulations and other trends make this an area of particular need for many retailers and wholesale distributors.

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

Omnichannel Solutions

As omnichannel retail has placed new demands on organizations, it has also created new software solution needs.  These range from the ability to leverage inventory across the entire network to meet any demand, to providing store associates and call center representatives the means to take advantage of the available inventory.  Our Manhattan Active™ Omni set of solutions brings together Order Management, Store Inventory & Fulfillment, Point of Sale and Customer Engagement tools into a single application built on a shared, cloud-native, microservices platform.  This architecture enables our customers to more easily expand their systems to include more capabilities and quarterly product enhancements while always maintaining their customizations.

•

Enterprise Omnichannel Solutions - There is a wide range of new capabilities that must be leveraged at a corporate or ‘central’ level in retail today in order to enable best in class customer service, full inventory visibility, direct to client distribution and seamless fulfillment operations. The goal is to enable an omnichannel commerce platform that can be tapped into by any selling system—webstore, ERP, point-of-sale, call center, mobile app, etc. in order to more cost-effectively fulfill orders and inventory demand. Manhattan’s Enterprise Inventory builds out a complete inventory availability picture that can be updated in near-real time with feeds from the warehouse, the store and the network.  Enterprise Order Management merges this inventory availability data with demand feeds from across the organization to match supply with demand in a way that satisfies customer delivery expectations while also striving to maximize revenue and profitability.  Finally, Manhattan offers a unique Customer Engagement solution that enables contact center associates to see a holistic view of the customer, as well as a complete customer sales and interaction history to better satisfy shopper needs while optimizing potential revenue and profit opportunities, regardless of whether it is an exchange, a return or a new order.

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

Technology Platform

Our solutions can be deployed on Linux, IBM System i, Microsoft’s .NET computing platforms, as well as on all of the major public cloud infrastructures. As omnichannel and supply chain solutions necessarily interact with other business operation systems, our solutions are designed to interoperate with software from other providers as well as with a company’s existing legacy systems. This interfacing and open system capability enables customers to continue using existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We provide a framework to facilitate rapid and reliable integration to any Enterprise Resource Planning (ERP) or host business system (including certified integration to both SAP and Microsoft Dynamics AX).  We also offer certain solutions in either on-premise software or cloud computing models so that customers can select the option that best meets their requirements for control, flexibility, cost of ownership, and time-to-deployment.

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

Our Professional Services team delivers deep supply chain and enterprise commerce domain expertise to our customers through industry-specific “best-practices” protocols and processes developed through the collective knowledge we have gained from 30 years of implementing our supply chain solutions worldwide. We also extensively train our consulting personnel on enterprise commerce operations and on our solutions.

Business consultants, systems analysts, and technical personnel assist customers in all phases of implementing our systems, including planning and design, customer-specific module configuration, on-site implementation or conversion from existing systems, and integration with customer systems such as Enterprise Resource Planning, web- and mobile-based commerce platforms, and Material Handling Equipment systems. At times, third-party consultants, such as those from major systems integrators, assist our customers with certain implementations.

Training and Change Management Services

We offer training and change management services for new and existing users, enabling our customers to align systems, people and processes. Services provided by Manhattan training experts cover a wide range of support from the intended design to the front-line of the customer’s business, including critical end-user adoption with hands-on, live training in a virtualized Manhattan software environment. These programs are provided at fixed fees per-person, per-class. In addition, computer-based training programs can be purchased for a fixed fee for use at client sites. Customers can also pursue certification at the Associate or Professional level through our certification programs for Omnichannel, Supply Chain or Inventory.

Manhattan Training and Change Management Services are offered under six categories: Role-Based Training Paths, Comprehensive Training Programs, Change Management Services, Individual Product Training Courses, End-User Enablement and Knowledge Resources.

Hardware Sales

As a convenience for our customers, we resell a variety of hardware developed and manufactured by others, including (but are not limited to) computer hardware, radio frequency terminal networks, radio frequency identification (RFID) chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We do not maintain hardware inventory as we generally purchase hardware from vendors only after receiving related customer orders.

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

Expand International Presence. Our solutions offer significant benefits to customers in markets around the world, and for organizations with global operations. We have offices in Australia, Chile, China, France, Germany, India, Japan, the Netherlands, Singapore, Spain, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia. Our Europe, Middle East, and Africa (EMEA) operations support sales, implementation services, and customer support functions for customers in Europe, as well as a number of customers across the Middle East, concentrated in countries we consider politically and economically stable. Our Asia Pacific (APAC) operations service emerging opportunities in China, Southeast Asia, and India, as well as more established markets in Japan, Australia and New Zealand. Our emerging markets international strategy includes leveraging the strength of our relationships with current U.S. and Europe-based customers that also have significant international operations.

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

Customers

To date, our customers have been suppliers, manufacturers, distributors, retailers, and logistics providers in a variety of industries. Our top five customers (new or pre-existing) in the aggregate accounted for 11%, 13%, and 9% of total revenue for the years ended December 31, 2019 (“2019”), the year ended December 31, 2018 (“2018”) and the year ended December 31, 2017 (“2017”), respectively. No single customer accounted for more than 10% of our total revenue in 2019, 2018 and 2017.

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

We conduct most research and development internally in the U.S. and India to retain domain knowledge, and to promote programming continuity standards. However, we may periodically outsource some projects that can be performed separately and/or that require special skills. We also use third-party translation companies to localize our application software into various languages including, but not limited to, Chinese, French, Japanese, and Spanish.

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

Our competitors are diverse and offer a variety of solutions directed at various aspects of enterprise commerce. Existing competitors include:

•	Corporate information technology departments of current or potential customers capable of internally developing solutions;

•	ERP vendors, including: Oracle, SAP, and Infor, among others;
•	Supply chain execution and planning vendors, including JDA Software Group, Inc. (JDA), HighJump Software Inc., SAS Institute Inc., and the Sterling Commerce division of IBM, among others;
•	Point of sale vendors, including Aptos, Inc., Salesforce.com, Oracle, among others; and
•	Smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or planning solutions that apply in specific countries and/or globally.

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

International Operations: Segments

We have three reportable segments based on geographic location: North and Latin America (“the Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). For further information on our segments, see Note 8 of the Notes to our Consolidated Financial Statements. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2019 we employed approximately 2,000 employees in our international operations.

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

Employees

At December 31, 2019, we employed approximately 3,400 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

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

Until we have fully transitioned to a stable mix of cloud subscription and on-premise perpetual license arrangements, we expect our combined license and cloud subscription revenue may decrease due to the difference in revenue recognition for a cloud subscription (for which revenue is recognized ratably over the term of the subscription arrangement) and a perpetual license (for which revenue is generally recognized upon purchase) and that our maintenance revenue (which comprises a significant portion of our revenue) may also decrease due to software enhancement and support being included in the cloud subscription offering.

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

Macroeconomic developments in the United States and Europe and in parts of Asia and South America could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce or eliminate their information technology budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services; or cause customers not to pay us; or to delay paying us for previously purchased products and services.

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

In addition, we believe the retail business transformation from retail brick-and-mortar to technology-enabled omnichannel commerce models will be a multi-year trend.  Consequently, we cannot predict when the repercussions from the disruption in retail may moderate or end.

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

We anticipate facing increased competition from ERP and SCM applications vendors and business application software vendors that may broaden their solution offerings by internally developing or by acquiring or partnering with independent developers of supply chain planning and execution software. Some of these ERP and other potential competitors have longer operating histories, significantly more financial, technical, marketing, and other resources, greater name recognition, broader solutions, and larger installed bases of customers than we do. To the extent that ERP and SCM vendors or other large competitors develop or acquire systems with functionality comparable or superior to ours, their larger customer bases, long-standing customer relationships, and ability to offer broader solutions outside the scope of supply chain could create significant competitive advantage for them. It also is possible that new competitors or alliances among current and/or new competitors could emerge to win significant market share. Increased competition could result in price reductions, fewer customer orders, reduced earnings and margins, and loss of market share. In turn, this could have a material adverse effect on our business, results of operations, cash flow, and financial condition.

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

If a cyber-attack or other security incident were to occur, we could suffer damage to our brand and reputation, which could reduce our revenue, earnings, and operating cash flow resulting from increased expenses, including potential legal claims and regulatory actions to address and fix the incidents.

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

We have international offices in the Americas: the United States and Chile; in Europe: the United Kingdom, the Netherlands, France, Germany, and Spain; and in Asia: China, Japan, Singapore, and India; and Australia. We have committed resources to maintaining and further expanding, where appropriate, our sales offices and sales and support channels in key international markets. However, our efforts may not be successful. International sales are subject to many risks and difficulties, including those arising from the following: building and maintaining a competitive presence in new markets; staffing and managing foreign operations; managing international systems integrators; complying with a variety of foreign laws; producing localized versions of our products; import and export restrictions and tariffs, including as a result of a trade war; enforcing contracts and collecting accounts receivable; unexpected changes in regulatory requirements; reduced protection for intellectual property rights in some countries; potential adverse tax treatment; less stringent adherence to ethical and legal standards by prospective customers in some countries; language and cultural barriers; currency fluctuations; political and economic instability abroad; and seasonal fluctuations.

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

Our growth is dependent upon the successful development of our direct and indirect sales channel mix. We believe that our future growth also will depend on further developing and maintaining a successful direct sales force and strategic relationships with systems integrators and other technology companies. We invest significant resources to maintain and develop our sales channels. Our investment could adversely affect our operating results if these efforts do not generate license and service revenue necessary to offset the investment. Also, our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, a disproportionate increase in indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels typically do not generate consulting services revenue for us at the same levels as direct sales, as the third-

party systems integrators generally provide these services. Similarly, indirect sales typically do not generate the same levels of direct contact between our associates and those of our customer, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction, and recognizing emerging customer requirements. In addition, these systems integrators and third-party software providers may develop, acquire, or market products competitive with our products.

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

Economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union could adversely affect our business. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as Brexit. On March 29, 2017, the United Kingdom notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. On October 22, 2019, the House of Commons of the United Kingdom voted for a withdrawal agreement to enact Brexit. The United Kingdom exited the European Union on January 31, 2020, which will be followed by an 11-month transition period by which to leave the single market and customs union. Brexit has caused, and may continue to result in, significant volatility in global stock market and currency exchange rate fluctuations of the U.S. dollar relative to other foreign currencies in which we conduct business.  While the specific terms and impact of Brexit are not yet known, Brexit may cause our customers to closely monitor their costs and reduce their spending budgets. This could adversely affect our business, financial condition, operating results and cash flows. Our EMEA operations represented approximately 16% and 15% of our total revenue for 2019 and 2018, respectively.

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

Market for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The number of registered shareholders of record of our common stock as of January 30, 2020 was 13. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Equity Compensation Plan Information

In the following table, we provide information regarding our current equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,496,693	$0.00	8,073,256
Equity compensation plans not approved by security holders	-	-	-
Total	1,496,693	$0.00	8,073,256

You may find additional information regarding our equity compensation plans in Note 2 of the Notes to our Consolidated Financial Statements.

Purchase of Equity Securities

In the following table, we provide information regarding our common stock repurchases under our publicly-announced share repurchase program for the quarter ended December 31, 2019. All repurchases related to the share repurchase program were made on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2019	13,425	$78.21	13,425	$48,950,059
November 1 - November 30, 2019	245,454	76.95	245,454	30,062,919
December 1 - December 31, 2019	185,973	80.95	185,973	15,008,242
Total	444,852		444,852

During the year ended December 31, 2019, we repurchased a total of 1,640,055 shares at an average price per share of $70.65 under our publicly-announced share repurchase program. In January 2020, our Board of Directors authorized the Company to repurchase up to an aggregate of $50 million of the Company’s common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income and cash flow data for the years ended December 31, 2019, 2018 and 2017, and the balance sheet data as of December 31, 2019 and 2018, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income and cash flow data for the years ended December 31, 2016 (“2016”) and 2015 (“2015”) and the balance sheet data as of December 31, 2017, 2016, and 2015 are derived from audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2015	2016	2017	2018	2019
	(in thousands, except per share data)
Statement of Income Data:
Cloud subscriptions	$4,617	$5,783	$9,596	$23,104	$46,831
Software license	$73,998	$79,213	$72,313	$45,368	$48,855
Total revenue	$556,371	$604,557	$594,599	$559,157	$617,949
Operating income	$161,446	$194,307	$185,645	$133,887	$115,924
Net income	$103,475	$124,234	$116,481	$104,690	$85,762
Earnings per diluted share	$1.40	$1.72	$1.68	$1.58	$1.32

	December 31,
	2015	2016	2017	2018	2019
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$128,760	$95,615	$125,522	$100,566	$110,678
Total assets	$337,913	$297,140	$314,995	$307,150	$372,279
Debt	$-	$-	$-	$-	$-
Shareholders' equity	$195,492	$169,366	$174,956	$147,147	$142,278

	Year Ended December 31,
	2015	2016	2017	2018	2019
	(in thousands)
Statement of Cash Flow Data:
Operating cash flow	$120,153	$139,346	$164,066	$137,349	$146,908

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 2019, we generated $617.9 million in total revenue, with a revenue mix of: cloud subscriptions 8%; software license 8%; maintenance 24%; services revenue 58%; and hardware 2%.

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue is based on the location of the sale. Our international revenue was approximately $189.1 million, $174.1 million and $168.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, which represents approximately 31%, 31% and 28% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2019, we employed approximately 3,400 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Japan, the Netherlands, Singapore, Spain, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Our transition to a cloud subscription model, shifting industry dynamics, economic uncertainty in retail, and our adoption of the new revenue recognition standard (ASC Topic 606) on January 1, 2018, impacted our revenue and earnings growth in 2019, 2018 and 2017. We expect that, going forward, our transition to a cloud subscription model, including enterprise investments in innovation, sales and marketing, IT, facilities and people, as well as retail global macroeconomic conditions as a whole, may continue to impact revenue and earnings growth. The pace at which the market for our products transitions from perpetual, on-premises installation to cloud subscriptions, which result in revenue recognition spread out over the subscription period rather than up front, and the lead times for developing new business, which can be long for our products, can cause uncertainty for our future expectations, particularly with respect to our ability to accurately forecast bookings and revenues from quarter to quarter and over the longer term.

As we move into 2020, our five strategic goals continue to be:

•	Focus on customer success and drive sustainable long-term growth;
•	Aggressively invest in innovation to expand our products and total addressable market;
•	Develop and grow our cloud operations and cloud subscription revenue;
•	Expand our Manhattan Active Omni/Point-of-Sale/Customer Engagement Business; and
•	Expand our global sales and marketing teams.

Cloud Subscription

Historically, our software licenses were sold as perpetual licenses, under which customers own the software license and revenue is recognized at the time of sale. In 2017, we released Manhattan Active™ Solutions, accelerating our business transition to cloud subscriptions. Under a cloud subscription, customers pay a periodic fee for the right to use our software within a cloud-based environment that we provide and manage over a specified period of time. As part of our subscription program, we allow our existing customers to convert their maintenance contracts to cloud subscription contracts. Some customers have converted their maintenance contracts to cloud subscriptions, and we expect there will be continued opportunities to convert existing maintenance contracts to cloud subscription contracts in the future.

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

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In 2019, approximately 69% of our total revenue was generated in the United States, 16% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc., an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

In January 2020, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update. The WEO update noted, “Global growth is projected to rise from an estimated 2.9 percent in 2019 to 3.3 percent in 2020 and 3.4 percent for 2021—a downward revision of 0.1 percentage point for 2019 and 2020 and 0.2 for 2021 compared to those in the October World Economic

Outlook (WEO). The downward revision primarily reflects negative surprises to economic activity in a few emerging market economies, notably India, which led to a reassessment of growth prospects over the next two years.”

The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 1.6 percent in 2020 and 2021, while the emerging and developing economies would grow at about 4.4 percent in 2020 and 4.6 percent in 2021.

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

Revenue

Software License and Cloud Subscriptions revenue: Software license and cloud subscriptions revenue, leading indicators of our business performance, are primarily derived from software license and cloud subscription fees that customers pay for supply chain solutions. In 2019, license revenue totaled $48.9 million, or 8% of total revenue, with gross margins of 94.6%. The Americas, EMEA, and APAC segments totaled $34.5 million, $11.5 million, and $2.8 million in license revenue, respectively, in 2019. Prior to 2017, the overall trend was steady for our large license sales. However, in 2017, we began experiencing extended sales cycles and evaluations with greater focus on capital prioritization as retailers restructure and transform their omnichannel/digital commerce businesses. In addition, during 2017, we introduced Manhattan Active Solutions, our cloud-based solutions, and began to see our customer’s transition from perpetual software licenses to cloud-based services solutions. In 2019, cloud subscriptions revenue totaled $46.8 million, or 8% of total revenue. The Americas, EMEA, and APAC segments recognized $40.9 million, $4.8 million and $1.1 million in cloud subscriptions revenue, respectively, in 2019. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically 36 to 60 months. In 2019, the percentage mix of new to existing customers for the combination of software license revenue and cloud subscriptions deals was approximately 30/70. As we transition to be a cloud first company, we expect software license revenue to decline significantly, diminishing its impact as a leading indicator. In 2017, software license and cloud subscriptions revenue represented 88% and 12%, respectively, of our total software license and cloud revenue mix. In 2019, software license and cloud subscriptions revenue represented 51% and 49%, respectively, of our total software license and cloud revenue mix. In the fourth quarter of 2019, cloud revenue surpassed software license revenue, represented 63% of the total software license and cloud revenue mix. Going forward, we expect cloud revenue to increase as a percentage of total software and cloud revenue mix as market demand for cloud solutions is supplanting legacy perpetual license demand.

Software license and cloud subscriptions revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. In addition, the timing of the closing of a few large software license transactions can have a material impact on our software license revenues, operating profit, operating margins and earnings per share. For example, $0.9 million of either pre-tax profit or expense in 2019 equates to approximately one cent of diluted earnings per share impact.

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

Maintenance revenue: Our maintenance revenue totaled $149.2 million, or 24% of total revenue. The Americas, EMEA and APAC segments recognized $118.9 million, $21.3 million, and $9.0 million, respectively, in maintenance revenue in 2019. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. The growth of maintenance revenues is influenced by: (1) new software license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services revenue: In 2019, our services revenue totaled $360.5 million, or 58% of total revenue. The Americas, EMEA, and APAC segments recognized $283.0 million, $60.6 million, and $16.9 million, respectively. Due to our large services revenue mix as a percentage of total revenue, our consolidated operating margin profile may be lower than those of our competitors, and while we believe our services margins are strong, they do lower our operating margin profile as services margins are inherently lower than the margin for software license revenue and some of our other revenue sources.

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

Hardware: Our hardware revenue, which we recognize net of related costs as of January 1, 2018, totaled $12.5 million in 2019 representing 2% of total revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global retailers, manufacturers, wholesalers, distributors and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our research and development expenses for the years ended December 31, 2019, 2018 and 2017 were $87.6 million, $71.9 million, and $57.7 million, respectively.

We expect to continue to focus our R&D resources on the development and enhancement of our core supply chain, inventory optimization, omnichannel and point of sale software solutions. We offer what we believe to be the broadest solutions portfolio in the supply chain solutions marketplace, to address all aspects of inventory optimization, transportation management, distribution management, planning, and omnichannel operations including order management, store inventory & fulfillment, call center and point of sale.

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

Cash Flow and Financial Condition

For 2019, we generated cash flow from operating activities of $146.9 million and have generated a cumulative total of $448.3 million for the three years ended December 31, 2019. Our cash at December 31, 2019 totaled $110.7 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been for funding investments in R&D, in operations to drive earnings growth, and in repurchases of our common stock.

During 2019, we repurchased approximately $115.9 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors throughout the year.

In 2020, our priorities for use of cash will continue to be investments in product development and growth of our business. We expect to continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We also expect to continue weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2020 for general corporate purposes.

Full Year 2019 Financial Summary

•	Diluted earnings per share: $1.32 for 2019 compared to $1.58 for 2018;
•	Consolidated revenue: $617.9 million for 2019 compared to $559.2 million for 2018;
•	Cloud subscription revenue: $46.8 million for 2019 compared to $23.1 million for 2018;
•	License revenue: $48.9 million for 2019 compared to $45.4 million for 2018;
•	Operating income: $115.9 million for 2019 compared to $133.9 million for 2018;
•	Operating margins: 18.8% for 2019 compared to operating margins of 23.9% for 2018;
•	Cash flow from operations: $146.9 million for 2019 compared to $137.3 million for 2018;
•	Cash on hand: $110.7 million at December 31, 2019 compared to $100.6 million at December 31, 2018; and
•

Share repurchases: In 2019, we reduced common shares outstanding by 2%, primarily through the repurchase of approximately 1.6 million shares of our common stock, under the share repurchase program authorized by our Board of Directors. In January 2020, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50 million of our outstanding common stock.

Results of Operations

In the following table, we present a selection of certain Statement of Income data for 2019, 2018, and 2017. With our transition to and growth in cloud subscriptions, which began in 2017, we believe separate disclosures of our software license, cloud subscriptions, maintenance and services revenue is meaningful to investors and provides an important measure of our business performance.

	Year Ended December 31,
				% Change vs. Prior Year
	2019	2018	2017	2019	2018
	(in thousands)
Revenue:
Cloud subscriptions	$46,831	$23,104	$9,596	103%	141%
Software license	48,855	45,368	72,313	8%	-37%
Maintenance	149,230	147,033	142,998	1%	3%
Services	360,516	329,685	326,502	9%	1%
Hardware	12,517	13,967	43,190	-10%	-68%
Total revenue	617,949	559,157	594,599	11%	-6%
Costs and expenses:
Cost of software license	2,626	5,297	5,483	-50%	-3%
Cost of cloud subscriptions, maintenance and services	282,341	235,584	208,045	20%	13%
Cost of hardware	-	-	32,205	NA	-100%
Research and development	87,608	71,896	57,704	22%	25%
Sales and marketing	56,860	51,262	47,482	11%	8%
General and administrative	64,603	52,618	46,054	23%	14%
Depreciation and amortization	7,987	8,613	9,060	-7%	-5%
Restructuring charges	-	-	2,921	NA	-100%
Total costs and expenses	502,025	425,270	408,954	18%	4%
Income from operations	$115,924	$133,887	$185,645	-13%	-28%
Operating margin	18.8%	23.9%	31.2%

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with our operations in India. During 2019, 2018, or 2017, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating profit by segment:

	Year Ended December 31,
				% Change vs. Prior Year
	2019	2018	2017	2019	2018
Revenue:	(in thousands)
Cloud subscriptions
Americas	$40,927	$20,611	$9,274	99%	122%
EMEA	4,762	2,075	322	129%	544%
APAC	1,142	418	-	173%	NA
Total cloud subscriptions	46,831	23,104	9,596	103%	141%

Software license
Americas	34,544	28,423	44,145	22%	-36%
EMEA	11,518	11,406	22,875	1%	-50%
APAC	2,793	5,539	5,293	-50%	5%
Total software license	48,855	45,368	72,313	8%	-37%

Maintenance
Americas	118,891	117,489	116,426	1%	1%
EMEA	21,322	20,933	18,710	2%	12%
APAC	9,017	8,611	7,862	5%	10%
Total maintenance	149,230	147,033	142,998	1%	3%

Services
Americas	283,008	265,165	264,186	7%	0%
EMEA	60,618	50,328	43,431	20%	16%
APAC	16,890	14,192	18,885	19%	-25%
Total services	360,516	329,685	326,502	9%	1%

Hardware
Americas	12,464	13,798	43,118	-10%	-68%
EMEA	53	2	11	2550%	-82%
APAC	-	167	61	-100%	174%
Total hardware	12,517	13,967	43,190	-10%	-68%

Total Revenue
Americas	489,834	445,486	477,149	10%	-7%
EMEA	98,273	84,744	85,349	16%	-1%
APAC	29,842	28,927	32,101	3%	-10%
Total revenue	$617,949	$559,157	$594,599	11%	-6%

Operating income:
Americas	$78,624	$97,529	$136,693	-19%	-29%
EMEA	26,934	26,437	35,829	2%	-26%
APAC	10,366	9,921	13,123	4%	-24%
Total operating income	$115,924	$133,887	$185,645	-13%	-28%

The consolidated results of our operations for the years ended December 31, 2019, 2018 and 2017 are discussed below.

Revenue

Our revenue consists of fees generated from cloud subscriptions, software licensing, maintenance, professional services, and hardware sales.

	Year Ended December 31,
				% Change vs. Prior Year		% of Total Revenue
	2019	2018	2017	2019	2018	2019	2018	2017
	(in thousands)
Cloud subscriptions	$46,831	$23,104	$9,596	103%	141%	8%	4%	2%
Software license	48,855	45,368	72,313	8%	-37%	8%	8%	12%
Maintenance	149,230	147,033	142,998	1%	3%	24%	26%	24%
Services	360,516	329,685	326,502	9%	1%	58%	59%	55%
Hardware	12,517	13,967	43,190	-10%	-68%	2%	3%	7%
Total revenue	$617,949	$559,157	$594,599	11%	-6%	100%	100%	100%

Cloud Subscriptions Revenue

Year 2019 compared with year 2018

In 2017, we released Manhattan Active™ Solutions accelerating our business transition to cloud subscriptions. As a result, cloud subscriptions revenue increased $23.7 million, or 103%, to $46.8 million in 2019 compared to 2018 as customers began to purchase our SaaS offerings rather than a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $20.3 million, $2.7 million and $0.7 million, respectively.

Year 2018 compared with year 2017

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

Software License Revenue

Year 2019 compared with year 2018

Software license revenue increased $3.5 million to $48.9 million in 2019 compared to 2018. License revenue for the Americas and EMEA segments increased $6.1 million and $0.1 million, respectively, and license revenue for the APAC segment decreased $2.7 million, in 2019 over 2018.

The perpetual license sales percentage mix across our product suite in 2019 was approximately 80% warehouse management solutions.

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

Maintenance Revenue

Year 2019 compared with year 2018

Maintenance revenue increased $2.2 million in 2019 compared to 2018 primarily due to (1) an increase in the first-year maintenance revenue; (2) our annual renewal rate of customers subscribing to maintenance, which was greater than 90%; and (3) increases in the maintenance renewal prices. Maintenance revenue for the Americas, EMEA and APAC segments increased $1.4 million, $0.4 million and $0.4 million, respectively, compared to 2018.

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

Services Revenue

Year 2019 compared with year 2018

Services revenue increased $30.8 million, or 9%, in 2019 compared to 2018. The Americas, EMEA and APAC segments increased $17.8 million, $10.3 million and $2.7 million, respectively, compared to 2018.

Year 2018 compared with year 2017

Services revenue increased $3.2 million in 2018 compared to 2017 primarily due to improving demand in the Americas and solid growth in EMEA. Services revenue for the Americas and EMEA segment increased $1.0 million and $6.9 million, respectively, and services revenue for the APAC segment decreased $4.7 million, compared to 2017.

Hardware

Hardware sales, net decreased $1.5 million, or -10% in 2019 compared to 2018. We adopted the new ASC 606 standard as of January 1, 2018 and elected to use the modified retrospective method. Historical hardware sales prior to the adoption of ASC 606 were recorded on a gross basis, as we were the principal in the transaction in accordance with the previous standard, ASC 605-45. Under the new standard, we are an agent in the transaction as we do not physically control the hardware which we sell. Accordingly, starting January 1, 2018, we recognize our hardware revenue net of related cost which reduces both hardware revenue and cost of sales as compared to our accounting prior to 2018. For comparison purposes only, had we implemented ASC 606 using the full retrospective method, we would have also presented hardware revenue net of cost for prior periods as shown below.

	Year Ended December 31,
				% Change vs. Prior Year
	2019	2018	2017	2019	2018

Hardware Revenue (Pre ASC 606 Adoption)	$44,972	$49,914	43,190	-10%	16%
Cost of hardware	(32,455)	(35,947)	(32,205)	-10%	12%
Hardware Revenue, net (Post ASC 606 Adoption)	$12,517	$13,967	$10,985	-10%	27%

The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Year Ended December 31,
				% Change vs. Prior Year
	2019	2018	2017	2019	2018
	(in thousands)

Cost of software license	$2,626	$5,297	$5,483	-50%	-3%
Cost of cloud subscriptions, maintenance and services	282,341	235,584	208,045	20%	13%
Cost of hardware	-	-	32,205	N/A	-100%
Total cost of revenue	$284,967	$240,881	$245,733	18%	-2%

Cost of Software License

Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. In 2019, cost of license decreased by $2.7 million, compared to 2018 principally due to a $1.7 million decrease in third-party software license fees and a $1.0 million decrease in royalty costs. In 2018, cost of software license decreased $0.2 million compared to 2017 principally due to the decrease in license revenue which resulted in lower royalty costs. Royalty costs decreased $2.1 million and were partially offset by a $1.7 million increase in third-party software license fees.

Cost of Cloud Subscriptions, Maintenance and Services

Year 2019 compared with year 2018

Cost of cloud subscriptions, maintenance and services consists primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $46.8 million increase in 2019 compared to 2018 was principally due to a $25.8 million increase in compensation and other personnel-related expense resulting from increased headcount in cloud operations and professional services, a $9.4 million increase in performance-based compensation expense, and a $8.5 million increase in computer infrastructure costs related to cloud business transition.

Year 2018 compared with year 2017

The $27.5 million increase in 2018 compared to 2017 was principally due to an $11.6 million increase in performance-based compensation expense, an $8.8 million increase in computer infrastructure cost related to cloud business transition, and a $7.0 million increase in other compensation and other personnel-related expenses resulting from increased headcount in professional services.

Cost of Hardware

As discussed above, we adopted the new revenue recognition standard as of January 1, 2018. As a result, we now recognize our hardware revenue net of related costs which reduces both hardware revenue and cost of sales as compared to our accounting prior to 2018. Had we presented the results for 2017 under ASC 606, cost of hardware would have been presented as zero as we would have recognized our hardware revenue net of related costs. In 2019, cost of hardware decreased $3.5 million compared to 2018 on decreased hardware sales, while in 2018, cost of hardware increased $3.7 million compared with 2017 on increased hardware sales.

Operating Expenses

	Year Ended December 31,
				% Change vs. Prior Year
	2019	2018	2017	2019	2018
	(in thousands)

Research and development	$87,608	$71,896	$57,704	22%	25%
Sales and marketing	56,860	51,262	47,482	11%	8%
General and administrative	64,603	52,618	46,054	23%	14%
Depreciation and amortization	7,987	8,613	9,060	-7%	-5%
Restructuring charge	-	-	2,921	NA	-100%
Operating expenses	$217,058	$184,389	$163,221	18%	13%

Research and Development

Our principal research and development (R&D) activities during 2019, 2018 and 2017 focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omnichannel including cloud-based solutions, point-of-sale and tablet retailing.

For 2019, 2018 and 2017, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Year 2019 compared with year 2018

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses in 2019 increased by $15.7 million, or 22%, compared to 2018. This increase is primarily due to a $10.6 million increase in compensation and other personnel-related expenses, $3.0 million increase in performance-based compensation expense, and $1.7 million increase in computer infrastructure costs, resulting from increased headcount to support R&D activities.

Year 2018 compared with year 2017

Research and development expenses in 2018 increased by $14.2 million compared to 2017. The increase is primarily attributable to an $8.9 million increase in compensation and other personnel-related expenses, resulting from increased headcount to support R&D activities, a $4.0 million increase in performance-based compensation and a $0.7 million increase in computer infrastructure costs.

Sales and Marketing

Year 2019 compared with year 2018

Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $5.6 million, or 11%, in 2019 compared to 2018, primarily due to a $4.9 million increase in performance-based compensation expense and a $2.5 million increase in compensation and other personnel-related expenses, offset by a $1.9 million decrease in marketing related expenses.

Year 2018 compared with year 2017

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

General and Administrative

Year 2019 compared with year 2018

General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased $12.0 million, or 23%, in 2019 primarily attributable to a $8.9 million increase in compensation and other personnel-related expenses resulting from increased headcount, a $1.9 million increase in performance-based compensation expense, and a $1.1 million increase in computer infrastructure costs.

Year 2018 compared with year 2017

     General and administrative expenses increased $6.6 million in 2018 due primarily to a $3.6 million increase in compensation and other personnel-related expenses and a $2.4 million increase in performance-based compensation.

Depreciation and Amortization

Depreciation and amortization of intangibles and software expense amounted to $8.0 million, $8.6 million, and $9.1 million in 2019, 2018 and 2017, respectively. Amortization of intangibles was immaterial in 2019, 2018 and 2017. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions.

Restructuring Charge

In May 2017, we eliminated about 100 positions due primarily to U.S. retail sector headwinds, aligning services capacity with demand. We recorded a restructuring charge of approximately $2.9 million pretax ($1.8 million after-tax or $0.03 per fully diluted share). The charge primarily consisted of employee severance, employee transition costs and outplacement services. The charge is classified in “Restructuring charge” in our Consolidated Statements of Income.

Operating Income

Operating income in 2019 decreased $18.0 million to $115.9 million, compared to $133.9 million for 2018. Operating margins were 18.8% for 2019 versus 23.9% for 2018. Operating income and margin decreased primarily due to our commitment to strategically invest in a business transition to a cloud first company focused on delivering long-term sustainable growth and earnings leverage. As a result, we are investing significantly in R&D to deliver new innovation, cloud operations headcount, infrastructure and technology to support our ability to scale our cloud business to achieve our growth objectives. In addition, our innovation releases have fueled strong demand for our global consulting services and we are actively hiring to fulfill customer demand, which pressures operating income and margins until new resources ramp to full utilization. Finally, our performance-based compensation expense has increased over the prior year based on strong execution against target objectives. In 2019, operating income in the Americas segment decreased by $18.9 million and remained relatively flat in the EMEA and APAC segments.

Operating income in 2018 decreased $51.7 million to $133.9 million, compared to $185.6 million for 2017. Operating margins were 23.9% for 2018 versus 31.2% for 2017. Operating income and margin decreased primarily as a result of our investment in cloud transition combined with lower license revenue. The operating income decrease in the Americas, EMEA and APAC segments was $39.1 million, $9.4 million and $3.2 million, respectively.

Other Income and Income Taxes

	Year Ended December 31,
				% Change vs. Prior Year
	2019	2018	2017	2019	2018

Other income, net	$153	$2,344	$(812)	-93%	389%
Income tax provision	30,315	31,541	68,352	-4%	-54%

Other Income, net

Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Interest income was $0.7 million, $1.1 million and $1.2 million for 2019, 2018 and 2017, respectively. The weighted-average interest rate earned on cash and investments was approximately 1% for the years ended 2019, 2018 and 2017, respectively. We recorded net foreign currency losses of $1.0 million and $1.8 million in 2019 and 2017, respectively, and a net foreign currency gain of $1.3 million in 2018. The foreign currency gains and losses mainly resulted from gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound sterling and the Indian Rupee.

Income Tax Provision

Our effective income tax rates were 26.1%, 23.2%, and 37.0% in 2019, 2018 and 2017, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits.

The effective tax rate in 2019 increased from 2018 mainly due to an increase in tax contingencies and a decrease in excess tax benefits on restricted stock vesting.

The effective income tax rate in 2018 decreased from 2017 primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017 that reduced the U.S. federal corporate income tax rate to 21% from 35%.

In December 2017, we recorded a provisional estimate of $3.3 million for the one-time deemed repatriation transition tax on unrepatriated foreign earnings. The provisional amount was based on information available at that time, including estimated tax earnings and profits from foreign investments.  In the fourth quarter of 2018, we finalized our transition tax calculation and recorded additional tax expense of $0.3 million.  In December 2017, we also recorded a provisional write-down to deferred tax assets of $0.7 million related to changes in Section 162(m), Internal Revenue Code of 1986, regarding deductions for excessive employee compensation. In 2018, we finalized our calculation under Section 162(m) and recorded a tax benefit of $0.5 million.  We also recorded a one-time tax benefit in December 2017 of $1.2 million from the remeasurement of deferred tax assets and liabilities from 35% to 21%.  As of December 31, 2018, we completed the accounting for all of the impacts of the Act.

The income tax provision for 2019, 2018, and 2017 included excess tax benefits of $0.2 million, $0.8 million, and $1.9 million on vesting of restricted stock.

Liquidity and Capital Resources

During 2019, 2018 and 2017, we funded our business through cash generated from operations. Our cash and investments as of December 31, 2019 included $70.7 million held in the U.S. and $40.0 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations, and we do not intend to repatriate foreign funds to the U.S. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes due to the enactment of the Tax Cut and Jobs Act in December 2017, but could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $146.9 million, $137.3 million, and $164.1 million in 2019, 2018 and 2017, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for 2019 increased $9.6 million compared to 2018 primarily attributable to the timing of cash collections and income tax payments. Cash flow from operating activities for 2018 decreased $26.8 million compared to 2017 primarily attributable to our transition to cloud subscriptions. Days sales outstanding was 61, 64 and 59 at December 31, 2019, 2018 and 2017, respectively, reflecting solid cash collections.

Investing activities used cash of approximately $13.8 million, $9.8 million, and $5.8 million in 2019, 2018 and 2017, respectively. Our investing activities for 2019, 2018 and 2017 consisted of capital spending to support company growth and short-term investing. For 2019, 2018 and 2017, capital expenditure was $15.2 million, $7.3 million, and $6.2 million, respectively.  Net investment proceeds in 2019 and 2017 was $1.4 million and $0.4 million, respectively. Net investment purchases in 2018 was $2.5 million.

Financing activities used cash of approximately $121.5 million, $149.3 million, and $131.7 million in 2019, 2018 and 2017, respectively. The principal use of cash for financing activities in 2019, 2018 and 2017 was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for 2019, 2018 and 2017 totaled $121.5 million, $149.3 million, and $131.7 million, respectively, including shares withheld for taxes of $5.6 million, $6.0 million and $6.8 million, respectively. In January 2020, our Board of Directors authorized us to repurchase up to an aggregate of $50 million of the Company’s common stock.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In 2020, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements in 2020 for general corporate purposes.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of December 31, 2019 consist of obligations under operating leases. We expect to fulfill all of the following commitments from our working capital. We have no off-balance sheet arrangements within the meaning of the rules of the Securities and Exchange Commission.

Lease Commitments

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2025. Rent expense for these leases aggregated $8.4 million, $7.1 million, and $7.1 million during 2019, 2018 and 2017, respectively.

In the following table, we present a summary of our contractual commitments as of December 31, 2019 (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Operating Lease Obligations	$46,696	$7,070	$6,780	$6,390	$6,560	$6,359	$13,537

Indemnities

Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with the FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2019.

Warranties

In general, in our customer software license contracts, we warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. We also generally warrant in our cloud subscription agreements that we will perform the Cloud services in all material respects as defined in the agreement during the service period. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claims history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2019.

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

Cloud subscriptions includes software as a service and arrangements which provide customers with the right to use our software within a cloud-based environment that we provide and manage where the customer does not have the right to take possession of the software without significant penalty.  SaaS and hosting revenues are recognized ratably over the contract period. For contracts that include a perpetual license and hosting services, we generally consider the arrangement as an overall service, recognized over the initial hosting term.  The software license fee typically due at the outset of the arrangement is not payable again if the customer renews the hosting services, so that the customer’s option to renew the hosting services is a material right, the revenue from which, if the option is exercised, we will recognize over the applicable renewal period.

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

Foreign Business

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the United Kingdom, the Netherlands, France, Germany, Australia, Chile, China, Japan, Singapore, Spain and India. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized foreign exchange losses of $1.0 million and $1.8 million in 2019 and 2017, respectively, and recognized gains of $1.3 million in 2018. Foreign exchange rate transaction gains and losses are classified in “Other income (loss), net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2019 relative to the U.S. dollar would have resulted in a change of approximately $2.6 million in the reported foreign currency loss. A fluctuation of 10% in the period end exchange rates at December 31, 2018 relative to the U.S. dollar would have resulted in a change of approximately $1.2 million in the reported foreign currency gain.

Interest Rates

We currently invest our cash and cash equivalents in a variety of financial instruments, including taxable floating rate obligations in money market funds and certificate of deposits with original maturities of less than three months when purchased. These investments are mainly denominated in U.S. dollars. Cash balances in foreign currencies overseas, except for India, are derived from business operations. Our operations in India are funded by the U.S. operations. At December 31, 2019, our cash and cash equivalents balances totaled $110.7 million, of which all is highly liquid. Our cash equivalents balance at December 31, 2019 was $11.0 million.

Investments in both fixed rate and floating rate interest-earning instruments carry interest rate risks. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash equivalents and short-term investments was approximately 1% for the years ended December 31, 2019 and 2018. The fair value of cash equivalents and short-term investments held at December 31, 2019 and 2018 was $11.0 million and $22.1 million, respectively. Based on the average cash equivalents and short-term investments outstanding during 2019 and 2018, increases or decreases in the rates of return of 25 basis points would result in increases or decreases to interest income of approximately $0.3 million for both years from the reported interest income.

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

As of the end of the Company’s 2019 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2019, has audited the Company’s internal control over financial reporting as of December 31, 2019 and has issued a report regarding the Company’s internal control over financial reporting appearing on page 41, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer

February 7, 2020

/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer, and Treasurer

February 7, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Manhattan Associates, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Manhattan Associates, Inc. and subsidiaries (the Company), maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of  December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2019 , and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 7, 2020 expressed an unqualified opinion thereon.

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

February 7, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders

Manhattan Associates, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter on the account or disclosure to which is relates.

Revenue Recognition – Multi-Element Arrangements
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company's sales contracts typically contain promises to transfer multiple products and services to a customer. Substantially all of the Company’s transactions involve multiple element arrangements, primarily consisting of sales for software licenses, cloud subscriptions, maintenance and services, which represent potential multi-element arrangements. The Company also collects payments prior to having completed performance of maintenance, cloud subscription and professional services and defers the recognition of revenue until performance obligations are satisfied.

Auditing the Company's multi-element arrangements with customers is challenging because of the numerous judgements required in allocating the transaction price to the distinct performance obligations. The Company allocates the transaction price to the distinct performance obligations based on relative standalone selling price (“SSP”).  SSP is estimated based on the prices charged to customers by region, size and offering. However, the selling price of software licenses is highly variable and therefore, the Company uses the residual approach, determined based on total transaction price less the SSP allocated to other goods and services promised in the contract.

How We Addressed the Matter

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to identify the elements in a customer arrangement, calculate the standalone selling price, allocate the revenue between revenue financial statement categories, and recognize the revenue or record the deferral of revenue when applicable.

Our audit procedures included, among others, reviewing significant individual contracts based on size or risk as well as reviewing a randomly selected sample of contracts from the remaining population and considering the requirements for revenue recognition as well as related deferral of revenue.  We reviewed the selected contracts to evaluate whether there was an agreement with a customer, significant performance obligations were identified, a transaction price was determined, and proper allocation of the revenue between performance obligations in the contract was made. We reviewed delivery evidence to determine whether delivery had occurred per the agreement or if revenue was recognized when the entity satisfied the performance obligation.  We tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration. We held discussions with Project managers to understand the services related to the implementation of the software, compared stated pricing in the selected contract to the “SSP” range, reviewed Management’s analysis of pricing offered to customers for future purchases  identified in the selected contract to identify material rights, and sent contract confirmations directly to customers to confirm the terms and conditions of the arrangement and obtained sales personnel confirmation to evaluate completeness of  significant elements of the agreement. In addition, we tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002

Atlanta, Georgia

February 7, 2020

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017

Revenue:
Cloud subscriptions	$46,831	$23,104	$9,596
Software license	48,855	45,368	72,313
Maintenance	149,230	147,033	142,998
Services	360,516	329,685	326,502
Hardware	12,517	13,967	43,190
Total revenue	617,949	559,157	594,599
Costs and expenses:
Cost of software license	2,626	5,297	5,483
Cost of cloud subscriptions, maintenance and services	282,341	235,584	208,045
Cost of hardware	-	-	32,205
Research and development	87,608	71,896	57,704
Sales and marketing	56,860	51,262	47,482
General and administrative	64,603	52,618	46,054
Depreciation and amortization	7,987	8,613	9,060
Restructuring charge	-	-	2,921
Total costs and expenses	502,025	425,270	408,954
Operating income	115,924	133,887	185,645
Interest income	715	1,067	1,174
Other (loss) income, net	(562)	1,277	(1,986)
Income before income taxes	116,077	136,231	184,833
Income tax provision	30,315	31,541	68,352
Net income	$85,762	$104,690	$116,481

Basic earnings per share	$1.33	$1.58	$1.68
Diluted earnings per share	$1.32	$1.58	$1.68

Weighted average number of shares:
Basic	64,397	66,201	69,175
Diluted	65,103	66,434	69,424

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2019	2018	2017

Net income	$85,762	$104,690	$116,481
Foreign currency translation adjustment	(985)	(5,022)	4,055
Comprehensive income	$84,777	$99,668	$120,536

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018

ASSETS
Current Assets:
Cash and cash equivalents	$110,678	$99,126
Short-term investments	-	1,440
Accounts receivable, net of allowance of $2,826 and $2,589 at December 31, 2019 and December 31, 2018, respectively	100,937	100,108
Income taxes receivable	1,332	767
Prepaid expenses	14,159	11,171
Other current assets	4,935	2,770
Total current assets	232,041	215,382

Property and equipment, net	22,725	14,318
Operating lease right-of-use assets	35,896	-
Goodwill, net	62,237	62,240
Deferred income taxes	6,814	5,442
Other assets	12,566	9,768
Total assets	$372,279	$307,150

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,561	$18,181
Accrued compensation and benefits	45,991	29,485
Accrued and other liabilities	19,325	12,161
Deferred revenue	94,371	81,894
Income taxes payable	1,348	3,543
Total current liabilities	181,596	145,264

Operating lease liabilities, long-term	32,416	-
Deferred income taxes	37	53
Other non-current liabilities	15,952	14,686

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2019 and December 31, 2018	-	-
Common stock, $.01 par value; 200,000,000 shares authorized; 63,456,986 and 64,860,419 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	635	649
Retained earnings	159,490	163,359
Accumulated other comprehensive loss	(17,847)	(16,861)
Total shareholders' equity	142,278	147,147
Total liabilities and shareholders' equity	$372,279	$307,150

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017

Operating activities:
Net income	$85,762	$104,690	$116,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,987	8,613	9,060
Equity-based compensation	31,841	19,864	16,229
(Gain) loss on disposal of equipment	(429)	59	152
Deferred income taxes	(1,406)	(4,265)	1,574
Unrealized foreign currency (gain) loss	(708)	298	196
Changes in operating assets and liabilities:
Accounts receivable, net	(1,065)	(9,341)	10,139
Other assets	(8,924)	(4,357)	661
Accounts payable, accrued and other liabilities	20,812	18,603	(5,354)
Income taxes	1,180	(4,390)	1,876
Deferred revenue	11,858	7,575	13,052
Net cash provided by operating activities	146,908	137,349	164,066

Investing activities:
Purchases of property and equipment	(15,193)	(7,306)	(6,199)
Purchases of short-term investments	-	(14,584)	(12,873)
Maturities of short-term investments	1,439	12,052	13,302
Net cash used in investing activities	(13,754)	(9,838)	(5,770)

Financing activities:
Purchase of common stock	(121,487)	(149,322)	(131,707)
Net cash used in financing activities	(121,487)	(149,322)	(131,707)

Foreign currency impact on cash	(115)	(4,585)	3,318

Net change in cash and cash equivalents	11,552	(26,396)	29,907
Cash and cash equivalents at beginning of period	99,126	125,522	95,615
Cash and cash equivalents at end of period	$110,678	$99,126	$125,522

Supplemental disclosures of cash flow information:
Cash paid for taxes	$30,492	$40,215	$64,910

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2016	70,233,955	702	-	184,558	(15,894)	169,366
Repurchase of common stock	(2,829,850)	(28)	(18,050)	(113,629)	-	(131,707)
Restricted stock units issuance	372,033	4	(4)	-	-	-
Equity-based compensation	-	-	16,229	-	-	16,229
Adjustment due to adoption of ASC 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting	-	-	1,825	(1,293)	-	532
Foreign currency translation adjustment	-	-	-	-	4,055	4,055
Net income	-	-	-	116,481	-	116,481
Balance, December 31, 2017	67,776,138	678	-	186,117	(11,839)	174,956
Repurchase of common stock	(3,262,835)	(33)	(19,860)	(129,429)	-	(149,322)
Restricted stock units issuance	347,116	4	(4)	-	-	-
Equity-based compensation	-	-	19,864	-	-	19,864
Adjustment due to adoption of ASC 2014-09, Revenue from Contracts with Customers (Topic 606)	-	-	-	1,981	-	1,981
Foreign currency translation adjustment	-	-	-	-	(5,022)	(5,022)
Net income	-	-	-	104,690	-	104,690
Balance, December 31, 2018	64,860,419	649	-	163,359	(16,861)	147,147
Repurchase of common stock	(1,751,507)	(18)	(31,837)	(89,631)	-	(121,487)
Restricted stock units issuance	348,074	4	(4)	-	-	-
Equity-based compensation	-	-	31,841	-	-	31,841
Foreign currency translation adjustment	-	-	-	-	(985)	(985)
Net income	-	-	-	85,762	-	85,762
Balance, December 31, 2019	63,456,986	635	-	159,490	(17,847)	142,278

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

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

Our operations are in North and South America (the “Americas"), Europe (EMEA), and the Asia/Pacific (APAC) region. The Americas operation are conducted through the Parent Company, Manhattan Associates, Inc., and its wholly-owned subsidiary, Manhattan Associates Chile Spa. The European operations are conducted through our wholly-owned subsidiaries, Manhattan Associates Limited, Manhattan Associates Europe B.V., Manhattan France SARL, and Manhattan Associates GmbH, in the United Kingdom, the Netherlands, France, and Germany, respectively. Our Asia/Pacific operations are conducted through our wholly-owned subsidiaries, Manhattan Associates Pty Ltd., Manhattan Associates KK, Manhattan Associates Software (Shanghai), Co. Ltd., Manhattan Associates Software Pte Ltd., and Manhattan Associates (India) Development Centre Private Limited in Australia, Japan, China, Singapore, and India, respectively. We occasionally sell our products and services in other countries, such as countries in Latin America, Eastern Europe, Middle East, and Asia, through our direct sales channel as well as various reseller channels.

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

Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We recognized foreign exchange loss of $1.0 million and $1.8 million in 2019 and 2017, respectively, and a foreign exchange gain of $1.3 million in 2018. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” on the Consolidated Statements of Income.

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

New Accounting Pronouncements Not Yet Adopted as of December 31, 2019

Credit Impairment

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. This guidance is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. Entities will apply the amendments using a modified retrospective approach. The impact of adopting this guidance is not expected to have a material impact on our consolidated financial statements.

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

Our sales are primarily to companies located in the United States, Europe and Asia. We perform periodic credit evaluations of our customers’ financial condition and do not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2019 for the Americas, EMEA, and APAC segments were $81.8 million, $14.6 million, and $4.5 million, respectively. Accounts receivable, net as of December 31, 2018 for the Americas, EMEA, and APAC segments were $80.5 million, $15.2 million, and $4.4 million, respectively. Our top five customers in aggregate accounted for 11%, 13%, and 9% of total revenue recognized for each of the years ended December 31, 2019 (“2019”), the year ended December 31, 2018 (“2018”), and the year ended December 31, 2017 (“2017”), respectively. No single customer accounted for more than 10% of revenue in 2019, 2018, and 2017, or more than 10% of accounts receivable as of December 31, 2019 and 2018.

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

At December 31, 2019, the Company’s cash and cash equivalents were $99.7 million and $11.0 million, respectively. We currently have no long-term investments. Cash equivalents consist of highly liquid money market funds of $9.9 million and certificates of deposit of $1.1 million. For money market funds, we use quoted prices from active markets that are classified as Level 1, the highest level of observable input in the disclosure hierarchy framework. The Company had no investments at December 31, 2019.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of maintenance, cloud subscriptions and professional services. $80.5 million of revenue that was included in the deferred revenue balance as of December 31, 2018 was recognized in 2019.

No revenue was recognized in 2019 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of December 31, 2019, approximately $171.7 million of revenue is expected to be recognized from remaining performance obligations for cloud subscriptions, maintenance contracts, and application managed services with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately 50% of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. Total amount charged to operations in 2019, 2018 and 2017 was $3.9 million, $3.9 million and $1.6 million, respectively. In estimating the allowance for doubtful accounts, we consider the age of the accounts receivable, our historical write-offs, and the creditworthiness of the customer, among other factors. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year.  We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $10.4 million as of December 31, 2019, of which $7.7 million is included in other assets and $2.7 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying consolidated statement of operations. Amortization of sales commissions in 2019 was $1.9 million. No impairment losses were recognized during 2019.

Property and Equipment

Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, and leasehold improvements. We depreciate the cost of furniture, computers, and other office equipment on a straight-line basis over their estimated useful lives (five years for office equipment, seven years for furniture and fixtures). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation and amortization expense for 2019, 2018, and 2017 was approximately $8.0 million, $8.6 million, and $9.1 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Income. Amortization expense on intangible assets in 2019, 2018 and 2017 was immaterial.

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2019	2018
Office equipment	$38,373	$39,633
Furniture and fixtures	5,017	4,610
Leasehold improvement	23,534	19,430
Property and equipment, gross	66,924	63,673
Less accumulated depreciation	(44,199)	(49,355)
Property and equipment, net	$22,725	$14,318

Software Development Costs

Research and development expenses are charged to expense as incurred. For 2019, 2018 and 2017, we did not capitalize any internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers were insignificant.

We determine the amount of development costs capitalizable under the provisions of FASB Codification accounting for costs of computer software to be sold, leased, or marketed. Under this guidance, computer software development costs are charged to R&D expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which we have a detailed program design or a working model of the related product, depending on the type of development efforts, and high-risk development issues have been resolved through end-to-end system testing.

Impairment of Long-Lived Assets

We review the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2019, 2018 and 2017, we did not recognize any impairment charges associated with our long-lived or intangible assets.

The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

Goodwill and Impairment of Goodwill

Goodwill

Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. We do not amortize goodwill. Instead, we test goodwill for impairment on at least an annual basis. Goodwill was $62.2 million at the end of each of the years ended December 31, 2019 and 2018.

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

We applied the simplified goodwill impairment test for 2019, that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is not more likely than not that the unit’s fair value is less than its carrying amount. To the extent we conclude that it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. We did not identify any macroeconomic or industry conditions as of December 31, 2019, that would indicate that the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate that it is more likely than not that the fair value of any reporting units have fallen below their carrying value, we would record an impairment charge based on that difference. We performed our periodic review of goodwill for impairment as of December 31, 2019 and 2018, and did not identify any impairment as a result of the review.

Guarantees and Indemnities

We account for guarantees in accordance with the guarantee accounting topic in the FASB Codification. Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2019, or 2018.

In general, in our customer software license contracts, we warrant to our customers that our software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. We also generally warrant in our Cloud subscription agreements that we will perform the Cloud services in all material respects as defined in the agreement during the service period. Additionally, we warrant to our customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we will provide for the estimated cost of product and service warranties based on specific warranty claims history. However, we have not incurred significant recurring expenses under product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2019 and 2018.

Segment Information

We have three reportable segments as defined by the FASB Codification topic for segment reporting: Americas, EMEA, and APAC. See Note 8 for discussion of our reportable segments.

Basic and Diluted Net Income Per Share

Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.

Diluted net income per share is computed using net income divided by Weighted Shares and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Net income	$85,762	$104,690	$116,481
Earnings per share:
Basic	$1.33	$1.58	$1.68
Effect of CESs	(0.01)	-	-
Diluted	$1.32	$1.58	$1.68

Weighted average number of shares:
Basic	64,397	66,201	69,175
Effect of CESs	706	233	249
Diluted	65,103	66,434	69,424

The number of anti-dilutive CESs in 2019, 2018 and 2017 was immaterial. See Note 2 for further information on those securities.

Accumulated Other Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments that are excluded from net income and reflected in shareholders’ equity. The entire accumulated other comprehensive income balance as of December 31, 2019 and 2018 represents foreign currency translation adjustments.

Accounting for Income Taxes

We provide for the effect of income taxes on our financial position and results of operations in accordance with the Income Taxes Topic of the Codification. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments, and estimates to determine our current provision for income taxes and also, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our net deferred tax asset.

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

Advertising Costs

We expense advertising costs as incurred.  Advertising expense was $2.9 million in 2018 and immaterial for 2019 and 2017.

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

As amended, a maximum of 30,000,000 shares are available for grant under the amended 2007 Plan. Each stock option or stock appreciation right granted is counted against the maximum share limitation as one share, and each share of restricted stock or restricted stock unit granted (including those that are service based or performance based) counts against the maximum share limitation as two shares. Options and stock appreciation rights cannot have a term exceeding seven years. As of December 31, 2019, there were 8,073,256 shares available for issuance under the amended 2007 Plan. The amended 2007 Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to interpret the provisions thereof.

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

Restricted Stock Awards

We present below a summary of changes in unvested units of restricted stock during 2019:

	Number of Units	Grant Date Fair Value
Outstanding at January 1, 2019	997,173	$52.22
Granted	945,159	49.48
Vested	(386,060)	51.79
Forfeited	(59,579)	50.56
Outstanding at December 31, 2019	1,496,693	$50.67

The Company recorded equity-based compensation expense related to restricted stock and RSUs (collectively “restricted stock awards”) of $31.8 million, $19.9 million, and $16.2 million in 2019, 2018 and 2017, respectively. The total fair value of restricted stock awards vested in 2019, 2018 and 2017, based on market value at the vesting dates was $18.2 million, $18.1 million, and $18.8 million, respectively. The weighted average grant-date fair value of RSUs granted during fiscal year 2019, 2018 and 2017 was $49.48, $51.72 and $49.01, respectively. As of December 31, 2019, unrecognized compensation cost related to unvested RSU totaled $47.5 million and is expected to be recognized over a weighted average period of approximately 2.5 years. In January 2017, we elected to recognize forfeitures of equity-based payments as they occur.

Included in RSU grants for the year ended December 31, 2019 are 282,327 units that have performance-based vesting criteria. The performance criteria are tied to our financial performance. As of December 31, 2019, the associated equity-based compensation expense has been recognized for the portion of the award attributable to the 2019 performance criteria.

3. Income Taxes

We are subject to future federal, state, and foreign income taxes and have recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2019 and 2018. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. We present below significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Accounts receivable	$667	$599
Accrued liabilities	8,083	5,793
Equity-based compensation	5,888	4,643
Capitalized costs	726	911
Accrued sales taxes	187	202
Operating lease liabilities	10,869	96
State tax credits	4,027	5,495
Foreign subsidiary net operating losses	62	175
Valuation allowance	(2,886)	(3,846)
Other	479	778
	28,102	14,846
Deferred tax liabilities:
Intangible assets	7,548	7,502
Depreciation	1,228	1,237
Deferred commissions	2,326	718
Operating lease right-of-use assets	10,223	-
	21,325	9,457
Net deferred tax assets	$6,777	$5,389

We present below income from domestic and foreign operations before income tax expense for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$104,878	$126,542	$177,314
Foreign	11,199	9,689	7,519
Total	$116,077	$136,231	$184,833

The components of our income tax provision for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$18,682	$22,606	$53,998
State	5,711	6,182	6,595
Foreign	7,323	7,018	6,185
	31,716	35,806	66,778
Deferred:
Federal	(863)	(3,127)	1,590
State	(326)	(674)	35
Foreign	(212)	(464)	(51)
	(1,401)	(4,265)	1,574
Total	$30,315	$31,541	$68,352

As a result of a loss in a foreign location, we have a net operating loss carry-forward (“NOL”) of approximately $0.3 million available to offset future income. All $0.3 million of the NOL expires in 2025. We have established a valuation allowance for this NOL because the ability to utilize it is not more likely than not.

We have tax credit carry-forwards of approximately $5.1 million available to offset future state tax. These tax credit carry-forwards expire in 2020 to 2029. These credits represent a deferred tax asset of $4.0 million after consideration of the federal benefit of state tax deductions. A valuation allowance of $1.8 million has been established for these credits because the ability to use them is not more likely than not.

At December 31, 2019 we had approximately $58.2 million of undistributed earnings and profits. The undistributed earnings and profits are considered previously taxed income and would not be subject to U.S. income taxes upon repatriation of those earnings, in the form of dividends.  The undistributed earnings and profits are considered to be permanently reinvested, accordingly no provision for local withholdings taxes have been provided, however, upon repatriation of those earnings, in the form of dividends, we could be subject to additional local withholding taxes.

We present below a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017

Statutory federal income tax rate	21.0%	21.0%	35.0%
Effect of:
State income tax, net of federal benefit	3.5	3.4	2.3
State credit carryforwards	1.3	0.3	(0.1)
U.S. federal R&D tax credit	(1.9)	(1.7)	(0.8)
Tax Reform	-	(0.1)	1.5
Excess benefit of equity compensation	(0.1)	(0.6)	(1.0)
Foreign-derived intangible income (FDII) deduction	(3.1)	(1.6)	-
Foreign operations	1.1	1.2	(0.1)
Tax contingencies	3.7	0.5	-
Other permanent differences	1.5	1.0	0.3
Change in valuation allowance	(0.9)	(0.2)	(0.1)
Income taxes	26.1%	23.2%	37.0%

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (“the Act”), resulting in significant modifications to existing law. In December 2017, we recorded a provisional estimate of $3.3 million for the one-time deemed repatriation transition tax on unrepatriated foreign earnings.  The provisional amount was based on information available at that time, including estimated tax earnings and profits from foreign investments.  In the fourth quarter of 2018, we finalized our transition tax calculation and recorded additional tax expense of $0.3 million.  In December 2017, we also recorded a provisional write-down to deferred tax assets of $0.7 million related to changes in Section 162(m), Internal Revenue Code of 1986, regarding deductions for excessive employee compensation.  In 2018, we finalized our calculation under Section 162(m) and recorded a tax benefit of $0.5 million.  We also recorded a one-time tax benefit in December 2017 of $1.2 million from the remeasurement of deferred tax assets and liabilities from 35% to 21%.  As of December 31, 2018, we completed the accounting for all of the impacts of the Act.

The Act provides for the global intangible low-taxed income (“GILTI”) provision which requires us in our U.S. income tax return, to include foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.   The FASB staff  provided additional guidance to address the accounting for the effects of the provisions related to the taxation of GILTI, noting that companies should make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to include the tax expense in the year it is incurred. We have elected to include the tax expense in the year that we incur it.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017

Unrecognized tax benefits at January 1,	$(7,113)	$(7,419)	$(6,938)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	(2,428)	(873)	(789)
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	445	233	145
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	(2,489)	(78)	-
Reductions to unrecognized tax benefits relating to settlements with taxing authorities	-	349	-
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	346	675	163
Unrecognized tax benefits at December 31,	$(11,239)	$(7,113)	$(7,419)

Our unrecognized tax benefits totaled $11.2 million and $7.1 million as of December 31, 2019 and 2018, respectively. Included in these amounts are unrecognized tax benefits totaling $10.2 million and $5.4 million as of December 31, 2019 and 2018, respectively, which, if recognized, would affect the effective tax rate.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our global operations in income tax expense. For the years ended December 31, 2019, 2018 and 2017, the Company recognized the following income tax expense: $0.5 million, $0.5 million, and $0.3 million, respectively, for the potential payment of interest and penalties. Accrued interest and penalties were $1.7 million and $2.1 million for the years ended December 31, 2019 and 2018. We conduct business globally and, as a result, files income tax returns in the United State federal jurisdiction and in many state and foreign jurisdictions. We are generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2012. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2020, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $3.1 million.

4. Shareholders’ Equity

During 2019, 2018 and 2017, we purchased 1,640,055, 3,147,466, and 2,695,295 shares of the Company’s common stock for $115.9 million, $143.3 million, and $124.9 million, respectively, through open market transactions as part of a publicly-announced share repurchase program. In January 2020, our Board of Directors authorized the Company to repurchase up to an aggregate of $50 million of our common stock.

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

6. Employee Benefit Plan

We sponsor the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all our employees. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $19,000, as defined, to the 401(k) Plan. The Internal Revenue Service sets the eligible compensation limit at $280,000 for 2019. Since 2012, we have provided a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the years ended December 31, 2019, 2018 and 2017, the Company made matching contributions to the 401(k) Plan of $5.0 million, $4.1 million, and $4.1 million, respectively.

7. Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. In 2019, we entered into four lease agreements for office space in Bangalore, India for a ten-year term. The total operating lease liabilities for these leases at December 31, 2019 was approximately $13.3 million. In 2014, we amended our Atlanta headquarters lease to obtain additional space and extended the lease term to September 2025. As part of this amended lease agreement, we received reimbursement of $1.3 million from the landlord in 2018 for leasehold improvements. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of December 31, 2019 (in thousands):

December 31, 2019
ASSETS
Operating lease right-of-use assets	$35,896

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$6,681
Operating lease liabilities, long-term	32,416
Total operating lease liabilities	$39,097

Aggregate future minimum lease payments under noncancelable operating leases as of December 31, 2019 are as follows (in thousands):

Year Ending December 31,
2020	7,070
2021	6,780
2022	6,390
2023	6,560
2024	6,359
Thereafter	13,537
Total minimum payments required	46,696
Less short-term leases	(25)
Less imputed interest	(7,574)
Total operating lease liabilities	$39,097

As of December 31, 2019, we have an additional operating lease for a facility that has not yet commenced with lease obligations of approximately $0.3 million. This operating lease will commence in January 2020 with lease term of 25 months.

         The total lease cost in 2019 was $8.4 million, consisting of $8.0 million of operating lease costs, and $0.4 million of short-term lease costs. Our variable lease cost during 2019 were immaterial. Total lease costs in both 2018 and 2017 were $7.1 million.

Weighted average remaining lease term	6.9 years
Weighted average discount rate	3%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,802

8. Segment Reporting

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled $4.5 million, $4.2 million, and $7.0 million in 2019, 2018 and 2017, respectively, are included in costs of revenue for each segment with a corresponding reduction in the America’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments. Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas’ segment include all research and development costs including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Codification, we present below financial information by reportable segment for 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019				2018
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$40,927	$4,762	$1,142	$46,831	$20,611	$2,075	$418	$23,104
Software license	34,544	11,518	2,793	48,855	28,423	11,406	5,539	45,368
Maintenance	118,891	21,322	9,017	149,230	117,489	20,933	8,611	147,033
Services	283,008	60,618	16,890	360,516	265,165	50,328	14,192	329,685
Hardware	12,464	53	-	12,517	13,798	2	167	13,967
Total revenue	489,834	98,273	29,842	617,949	445,486	84,744	28,927	559,157

Costs and Expenses:
Cost of revenue	218,850	51,938	14,179	284,967	183,563	43,080	14,238	240,881
Operating expenses	185,399	18,635	5,037	209,071	156,793	14,484	4,499	175,776
Depreciation and amortization	6,961	766	260	7,987	7,601	743	269	8,613
Restructuring charge	-	-	-	-	-	-	-	-
Total costs and expenses	411,210	71,339	19,476	502,025	347,957	58,307	19,006	425,270
Operating income	$78,624	$26,934	$10,366	$115,924	$97,529	$26,437	$9,921	$133,887

	Year Ended December 31, 2017
	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$9,274	$322	$-	$9,596
Software license	44,145	22,875	5,293	72,313
Maintenance	116,426	18,710	7,862	142,998
Services	264,186	43,431	18,885	326,502
Hardware	43,118	11	61	43,190
Total revenue	477,149	85,349	32,101	594,599

Costs and Expenses:
Cost of revenue	195,152	36,124	14,457	245,733
Operating expenses	134,167	12,761	4,312	151,240
Depreciation and amortization	8,324	527	209	9,060
Restructuring charge	2,813	108	-	2,921
Total costs and expenses	340,456	49,520	18,978	408,954
Operating income	$136,693	$35,829	$13,123	$185,645

In the following table, we present goodwill, long-lived assets, and total assets by reportable segment as of December 31, 2019 and 2018 (in thousands):

	As of December 31, 2019				As of December 31, 2018
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill, net	$54,766	$5,508	$1,963	$62,237	$54,766	$5,511	$1,963	$62,240
Long lived assets	61,686	7,918	1,583	71,187	20,251	3,161	674	24,086
Total assets	309,662	48,008	14,609	372,279	256,948	37,777	12,425	307,150

For the years ended December 31, 2019, 2018 and 2017, we derived revenue from sales to customers outside the United States of approximately $189.1 million, $174.1 million, and $168.3 million, respectively. Our remaining revenue was derived from domestic sales.

The majority of our software license revenue (70-80%) relates to our warehouse management product group. Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel and transportation management solutions.

9. Restructuring Charge

In May 2017, we eliminated about 100 positions due to retail sector headwinds and to align our services capacity with demand. We recorded a restructuring charge of approximately $2.9 million pretax ($1.8 million after-tax or $0.03 per fully diluted share) in 2017. The charge primarily consisted of employee severance, employee transition costs and outplacement services. The charge is classified in “Restructuring charge” in our Consolidated Statements of Income.

The following table summarizes the segment activity in the restructuring accrual for 2017:

	Americas	EMEA	APAC	Consolidated
	(in thousands)
Restructuring charge	$2,813	$108	$-	$2,921
Cash payments	(2,813)	(108)	-	(2,921)
Restructuring accrual balance at December 31, 2017	$-	$-	$-	$-

10. Subsequent Events

We evaluated all subsequent events that occurred after the date of the accompanying financial statements and determined that there were no events or transactions during this subsequent event reporting period which require recognition or disclosure in our financial statements.

11. Quarterly Results of Operations (Unaudited)

In the table below, we present our quarterly results of operations for 2019 and 2018. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements.

	Quarter Ended
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
	(In thousands, except per share data)
Statements of Income Data:
Revenue:
Cloud subscriptions	$4,469	$5,377	$6,455	$6,803	$7,859	$9,009	$14,242	$15,721
Software license	7,555	12,973	11,526	13,314	12,414	11,721	15,486	9,234
Maintenance	36,397	36,993	37,177	36,466	36,099	37,323	37,763	38,045
Services	78,757	82,267	84,136	84,525	88,631	93,951	91,626	86,308
Hardware	3,391	4,261	3,057	3,258	3,401	2,337	3,158	3,621
Total revenue	130,569	141,871	142,351	144,366	148,404	154,341	162,275	152,929
Costs and expenses:
Cost of software license	1,308	2,096	1,211	682	592	623	748	663
Cost of cloud subscriptions, maintenance and services	56,486	56,985	59,975	62,138	66,578	70,955	73,618	71,190
Research and development	17,059	18,176	18,453	18,208	21,213	21,997	22,614	21,784
Sales and marketing	12,884	13,809	10,726	13,843	14,781	14,520	12,125	15,434
General and administrative	12,800	12,885	13,711	13,222	15,050	16,805	16,236	16,512
Depreciation and amortization	2,202	2,235	2,179	1,997	1,914	1,859	1,937	2,277
Total costs and expenses	102,739	106,186	106,255	110,090	120,128	126,759	127,278	127,860
Operating income	27,830	35,685	36,096	34,276	28,276	27,582	34,997	25,069
Other income (loss), net	721	986	1,538	(901)	(371)	(71)	810	(215)
Income before income taxes	28,551	36,671	37,634	33,375	27,905	27,511	35,807	24,854
Income tax provision	5,899	9,003	9,179	7,460	6,933	6,586	8,700	8,096
Net income	$22,652	$27,668	$28,455	$25,915	$20,972	$20,925	$27,107	$16,758
Basic earnings per share	$0.34	$0.42	$0.43	$0.40	$0.32	$0.32	$0.42	$0.26
Diluted earnings per share	$0.33	$0.42	$0.43	$0.40	$0.32	$0.32	$0.42	$0.26
Shares used in computing basic earnings per share	67,553	66,429	65,658	65,199	64,909	64,623	64,247	63,822
Shares used in computing diluted earnings per share	67,736	66,535	65,901	65,526	65,204	65,093	64,992	64,807

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, and the report of Ernst & Young LLP on the effectiveness of our internal control over financial reporting are contained on pages 40 and 41 of this report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 1, 2020, under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Committees.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 1, 2020, under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 1, 2020, under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Form 10-K and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 1, 2020, under the captions “Related Party Transactions” and “Election of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 1, 2020, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1.	Financial Statements.

The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

2.	Financial Statement Schedule.

The following financial statement schedule is filed as a part of this report:

SCHEDULE II

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification:	Balance at Beginning of Period	Additions Charged to Operations	Net Deductions		Balance at End of Period
Allowance for Doubtful Accounts
For the year ended:
December 31, 2017	$3,595	$1,574	$2,477	(a)	$2,692
December 31, 2018	$2,692	$3,876	$3,979	(a)	$2,589
December 31, 2019	$2,589	$3,858	$3,621	(a)	$2,826

Deferred Tax Asset Valuation Allowance
For the year ended:
December 31, 2017	$4,031	$53	$-	(b)	$4,084
December 31, 2018	$4,084	$-	$238	(b)	$3,846
December 31, 2019	$3,846	$-	$960	(b)	$2,886

Restructuring Charge Accrual
For the year ended:
December 31, 2017	$-	$2,921	$2,921	(c)	$-
(a)	Represents write-offs of accounts, net of recoveries.
(b)	Represents current year releases credited to expenses and current year reductions due to decreases in net deferred tax assets.

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

The following exhibits or incorporated by reference as part of this Report.

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

10.34

Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated March 18, 2019 – Unit 1 (Incorporated by reference to Exhibit 10.34 to the Company’s Form 10-Q for the period ended March 31, 2019 (File No. 000-23999), filed on April 25, 2019).

10.35

Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated March 18, 2019 – Unit 2 (Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q for the period ended March 31, 2019 (File No. 000-23999), filed on April 25, 2019).

10.36

Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated May 1, 2019 – 5,318 sq. ft. (Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q for the period ended June 30, 2019 (File No. 000-23999), filed on July 25, 2019).

10.37

Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated May 1, 2019 – 10,001 sq. ft. (Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q for the period ended June 30, 2019 (File No. 000-23999), filed on July 25, 2019).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL.
*	Management contract or compensatory plan or agreement.
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

Date: February 7, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr.	Chairman of the Board	February 7, 2020
John J. Huntz, Jr.

/s/ Eddie Capel	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 7, 2020
Eddie Capel

/s/ Dennis B. Story	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 7, 2020
Dennis B. Story

/s/ Linda C. Pinne	Senior Vice President, Global Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 7, 2020
Linda C. Pinne

/s/ Edmond I. Eger III	Director	February 7, 2020
Edmond I. Eger III

/s/ Linda T. Hollembaek	Director	February 7, 2020
Linda T. Hollembaek

/s/ Charles E. Moran	Director	February 7, 2020
Charles E. Moran

/s/ Thomas E. Noonan	Director	February 7, 2020
Thomas E. Noonan

/s/ Deepak Raghavan	Director	February 7, 2020
Deepak Raghavan