Form 10-Q
period 2020-03-31
MANHATTAN ASSOCIATES INC
filed 2020-05-01
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the Registrant’s class of capital stock outstanding as of April 21, 2020, the latest practicable date, is as follows: 63,496,588 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended March 31, 2020

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,279	$110,678
Accounts receivable, net of allowance of $3,360 and $2,826, at March 31, 2020 and December 31, 2019, respectively	112,467	100,937
Prepaid expenses and other current assets	29,209	20,426
Total current assets	216,955	232,041

Property and equipment, net	21,189	22,725
Operating lease right-of-use assets	33,713	35,896
Goodwill, net	62,234	62,237
Deferred income taxes	1,212	6,814
Other assets	12,741	12,566
Total assets	$348,044	$372,279

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,517	$20,561
Accrued compensation and benefits	28,906	45,991
Accrued and other liabilities	18,801	19,325
Deferred revenue	105,475	94,371
Income taxes payable	489	1,348
Total current liabilities	176,188	181,596

Operating lease liabilities, long-term	30,093	32,416
Other non-current liabilities	15,894	15,989

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2020 and 2019	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 63,495,687 and 63,456,986 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	635	635
Retained earnings	146,552	159,490
Accumulated other comprehensive loss	(21,318)	(17,847)
Total shareholders' equity	125,869	142,278
Total liabilities and shareholders' equity	$348,044	$372,279

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$17,260	$7,859
Software license	9,735	12,414
Maintenance	35,744	36,099
Services	87,406	88,631
Hardware	3,758	3,401
Total revenue	153,903	148,404
Costs and expenses:
Cost of software license	555	592
Cost of cloud subscriptions, maintenance and services	74,276	66,578
Research and development	23,328	21,213
Sales and marketing	13,088	14,781
General and administrative	16,114	15,050
Depreciation and amortization	2,346	1,914
Total costs and expenses	129,707	120,128
Operating income	24,196	28,276
Other income (loss), net	1,420	(371)
Income before income taxes	25,616	27,905
Income tax provision	3,086	6,933
Net income	$22,530	$20,972

Basic earnings per share	$0.35	$0.32
Diluted earnings per share	$0.35	$0.32

Weighted average number of shares:
Basic	63,592	64,909
Diluted	64,342	65,204

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Net income	$22,530	$20,972
Foreign currency translation adjustment	(3,471)	259
Comprehensive income	$19,059	$21,231

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Operating activities:
Net income	$22,530	$20,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,346	1,914
Equity-based compensation	7,564	7,182
Loss on disposal of equipment	7	6
Deferred income taxes	5,511	1,782
Unrealized foreign currency (gain) loss	(1,130)	381
Changes in operating assets and liabilities:
Accounts receivable, net	(12,217)	(7,478)
Other assets	(4,889)	(3,021)
Accounts payable, accrued and other liabilities	(14,794)	(809)
Income taxes	(5,385)	1,831
Deferred revenue	12,045	12,427
Net cash provided by operating activities	11,588	35,187

Investing activities:
Purchase of property and equipment	(1,245)	(616)
Net maturities of investments	-	1,439
Net cash (used in) provided by investing activities	(1,245)	823

Financing activities:
Purchase of common stock	(43,032)	(30,160)
Net cash used in financing activities	(43,032)	(30,160)

Foreign currency impact on cash	(2,710)	(97)

Net change in cash and cash equivalents	(35,399)	5,753
Cash and cash equivalents at beginning of period	110,678	99,126
Cash and cash equivalents at end of period	$75,279	$104,879

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended March 31, 2020
Balance, December 31,2019 (audited)	63,456,986	$635	$-	$159,490	$(17,847)	$142,278
Repurchase of common stock	(556,109)	(6)	(7,558)	(35,468)	-	(43,032)
Restricted stock units issuance	594,810	6	(6)	-	-	-
Equity-based compensation	-	-	7,564	-	-	7,564
Foreign currency translation adjustment	-	-	-	-	(3,471)	(3,471)
Net income	-	-	-	22,530	-	22,530
Balance, March 31, 2020 (unaudited)	63,495,687	$635	$-	$146,552	$(21,318)	$125,869
	-	-	-	-	-	-
For the Three Months Ended March 31, 2019
Balance, December 31,2018 (audited)	64,860,419	$649	$-	$163,359	$(16,861)	$147,147
Repurchase of common stock	(569,906)	(6)	(7,179)	(22,975)	-	(30,160)
Restricted stock units issuance	303,396	3	(3)	-	-	-
Equity-based compensation	-	-	7,182	-	-	7,182
Foreign currency translation adjustment	-	-	-	-	259	259
Net income	-	-	-	20,972	-	20,972
Balance, March 31, 2019 (unaudited)	64,593,909	$646	$-	$161,356	$(16,602)	$145,400

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2019.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements Adopted in Fiscal Year 2020

Credit Impairment

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. This guidance is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted.

On January 1, 2020, we adopted ASU 2016-13 using the modified retrospective method applied for all financial assets measured at amortized cost. Our analysis involved utilizing a model of internal historical losses data. In estimating the allowance for credit losses, we considered the age of the accounts receivable, our historical write-offs, and the historical creditworthiness of the customer, among other factors. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. We also analyzed future expected credit losses given ever present changes to future risks in projected economic conditions and future risks of customer collection. The net impact of the adoption of ASU 2016-13 was immaterial on our consolidated financial statements.
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

Deferred revenue mainly represents amounts collected prior to having completed performance of maintenance, cloud subscriptions and professional services. In the three months ended March 31, 2020, we recognized $42.3 million of revenue that was included in the deferred revenue balance as of December 31, 2019.

No revenue was recognized during the three months ended March 31, 2020 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of March 31, 2020, approximately $202.8 million of revenue is expected to be recognized from remaining performance obligations for cloud subscriptions, maintenance contracts, and application managed services with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately 50% of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for credit losses generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $1.4 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $10.3 million as of March 31, 2020, of which $7.5 million is included in other assets and $2.8 million is included in prepaid expenses and other current assets. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $0.7 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. No impairment losses were recognized during the periods.

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

At March 31, 2020, our cash and cash equivalents were $65.4 million and $9.9 million, respectively. We had no short-term investments at March 31, 2020, and, currently, have no long-term investments. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at March 31, 2020.
4.	Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of March 31, 2020 (in thousands):

March 31, 2020
ASSETS
Operating lease right-of-use assets	$33,713

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$6,598
Operating lease liabilities, long-term	30,093
Total operating lease liabilities	$36,691

Aggregate future minimum lease payments under noncancelable operating leases as of March 31, 2020 are as follows (in thousands):

Year Ending December 31,
2020 (excluding the three months ended March 31, 2020)	$5,180
2021	6,760
2022	6,287
2023	6,440
2024	6,250
Thereafter	13,099
Total minimum payments required	44,016
Less short-term leases	(6)
Less imputed interest	(7,319)
Total operating lease liabilities	$36,691

The total lease cost for the three months ended March 31, 2020 and 2019 were $2.0 million, consisting of $1.9 million of operating lease costs, and $0.1 million of short-term lease costs for both periods. Our variable lease costs for the three months ended March 31, 2020 and 2019 were immaterial.

Other information related to operating leases are as follows:

Weighted average remaining lease term	6.6 years
Weighted average discount rate	4%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases for the three months ended March 31, 2020	$1,827

5.	Equity-Based Compensation

We granted 511,633 and 912,219 restricted stock units (RSUs) during the three months ended March 31, 2020 and 2019, respectively. Equity-based compensation expense related to RSUs was $7.6 million and $7.2 million during the three months ended March 31, 2020 and 2019, respectively.

We present below a summary of changes during the three months ended March 31, 2020 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2019	1,496,693
Granted	511,633
Vested	(480,876)
Forfeited	(18,556)
Outstanding at March 31, 2020	1,508,894

6.	Income Taxes

Our effective tax rate was 12.0% and 24.8% for the three months ended March 31, 2020 and 2019. The decrease in the effective tax rate for the three months ended March 31, 2020 is the result of an increase of $3.8 million in excess tax benefits on restricted stock vestings.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended March 31, 2020, there were no material changes to our uncertain tax positions. There has been no change to our policy that recognizes potential interest and penalties related to uncertain tax positions within our global operations in income tax expense.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)

Net income	$22,530	$20,972
Earnings per share:
Basic	$0.35	$0.32
Effect of CESs	-	-
Diluted	$0.35	$0.32

Weighted average number of shares:
Basic	63,592	64,909
Effect of CESs	750	295
Diluted	64,342	65,204

The number of anti-dilutive CESs during the three months ended March 31, 2020 and 2019 was immaterial.

8.	Contingencies

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $0.7 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support.  Certain corporate expenses included in the Americas segment are not charged to the other segments.  Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Accounting Standards Codification, we present below certain financial information by reportable segment for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020				2019
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$15,243	$1,488	$529	$17,260	$6,920	$744	$195	$7,859
Software license	8,450	1,024	261	9,735	6,128	6,045	241	12,414
Maintenance	28,460	5,171	2,113	35,744	29,101	4,891	2,107	36,099
Services	67,249	16,619	3,538	87,406	69,323	14,608	4,700	88,631
Hardware	3,744	11	3	3,758	3,401	-	-	3,401
Total revenue	123,146	24,313	6,444	153,903	114,873	26,288	7,243	148,404

Costs and Expenses:
Cost of revenue	57,347	14,024	3,460	74,831	50,755	12,872	3,543	67,170
Operating expenses	47,428	3,770	1,332	52,530	44,400	5,499	1,145	51,044
Depreciation and amortization	2,089	206	51	2,346	1,667	183	64	1,914
Total costs and expenses	106,864	18,000	4,843	129,707	96,822	18,554	4,752	120,128
Operating income	$16,282	$6,313	$1,601	$24,196	$18,051	$7,734	$2,491	$28,276

The majority of our software license revenue relates to our warehouse management product group (over 80%) for the three months ended March 31, 2020. Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel and transportation management solutions for the three months ended March 31, 2020.

At March 31, 2020, total assets for the Americas, EMEA and APAC segments were $280.2 million, $53.3 million and $14.5 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2020 and 2019, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2019. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly owned and consolidated subsidiaries.

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

In the three months ended March 31, 2020, we generated $153.9 million in total revenue. The revenue mix for the three months ended March 31, 2020 was: cloud subscriptions 11%; software license 6%; maintenance 23%; services 57%; and hardware 3%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $45.1 million for the three months ended March 31, 2020, respectively, which represents approximately 29% of our total revenue for the three months ended March 31, 2020. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2020, we employed approximately 3,500 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Our results for the first quarter 2020 were in line with our internal expectations due to continued demand for our cloud-based supply chain and omnichannel commerce solutions. However, the impacts of global macroeconomic disruption directly related to coronavirus disease (“COVID-19”) on our business are currently uncertain. In general, we have not seen notable cancelations and are noticing a larger pipeline of opportunities for the balance of the year versus a quarter ago. However, we would expect to see some shifts in the expected timing of deal closings from the second quarter of 2020 to the second half of the year and delays of some of our services projects. Therefore, we have taken a conservative approach and proactive measures to position our company for uncertainty in the near-term while maintaining flexibility to extend our market-leading position when a normalization of business activity resumes.

We have taken steps to best ensure the health and safety of our employees globally.  Our daily execution has evolved into a largely virtual model, and we continue to find innovative ways to engage with customers and prospects, ensuring that they are supported as they navigate their way through this period.

As previously announced, effective April 1, 2020, we reduced the salaries of the chief executive officer and the fees of the board of directors by 25%; we reduced the salary of the chief financial officer by 15% and other named executive officers and U.S. employees by 10%; we suspended our share repurchase program; and we suspended our 401k plan company match. We are aggressively reducing operating expenses globally, including by instituting a partial hiring freeze.

Importantly, these expense reductions will not materially impact our ability to support our customers or make key investments in research and development to further extend our competitive positioning. We will continue to actively monitor the situation and may take further actions that modify our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, and partners.

Going forward, we are investing significantly in our transition to a cloud business, including enterprise investments in innovation, and strategic operating expenses to support growth objectives. Our pace of investment and timing combined with global macroeconomic conditions and disruptions related to COVID-19 as a whole, have impacted and may continue to impact revenue and earnings growth, based on timing of recovery. The pace at which the market for our products transitions from perpetual license to cloud subscriptions, resulting in revenue recognition spread out over the subscription period rather than up front, combined with extended lead times for developing new business, can cause uncertainty for our future expectations, impacting our ability to accurately forecast bookings and revenues from quarter to quarter and over the longer term.

For 2020, our five strategic goals are:

•	Focus on customer success and drive sustainable long-term growth;
•	Aggressively invest in innovation to expand our products and total addressable market;
•	Expand our Manhattan Active Suite of Cloud Solutions;
•	Develop and grow our cloud business and cloud subscription revenue; and
•	Expand our global sales and marketing teams.

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

With the launch of Manhattan Active™ Solutions, the transition to a cloud subscription model has had, and may continue to have, an adverse impact on revenue, earnings and cash flow relative to periods in which we primarily sell perpetual licenses. This effect will continue until a stable, recurring mix of perpetual license to cloud subscription revenue develops.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three months ended March 31, 2020, approximately 71% of our total revenue was generated in the United States, 16% in EMEA, respectively, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software is often a part of our customers’ and prospects’ much larger capital commitment associated with facilities expansion and business improvement. We believe that, given the uncertainty in the global macro environment due to the COVID-19 pandemic, the current sales cycles for large license sales and cloud subscriptions of $1.0 million or greater in our target markets have been extended. The impact of COVID-19 on the current business climate within the United States and geographic regions we operate in have and will continue to affect customers’ and prospects’ decisions regarding timing of strategic investments. Delays with respect to such decisions can have a material adverse impact on our business and may further intensify competition in our already highly competitive markets.

While we are encouraged by our results, we, along with many of our customers, still remain cautious regarding the pace of global economic growth. We believe global geopolitical and economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it challenging to forecast sales cycles for our products and the timing of large enterprise cloud subscription and software license sales.

Revenue

Cloud Subscriptions and Software License revenue.  Cloud subscriptions revenue and remaining performance obligation growth are the leading indicators of our business performance, primarily derived from cloud subscription fees that customers pay for supply chain solutions. Since we announced our transition to becoming a cloud-first company in 2017 with our launch of Manhattan Active Solutions, we have continued to see a significant shift in demand for cloud solutions versus software license. By comparison, in 2016, cloud subscriptions and software license revenue represented 7% and 93%, respectively, of our total cloud and software license revenue mix. In the full year ended 2020, we estimate cloud subscriptions and software license revenue to be 75% and 25%, respectively, of our total cloud and software license revenue mix. From 2016 to 2020 forecast, we estimate software license revenue to decline on an annual compounded negative growth of 26%, driven by the overall strong demand for cloud solutions. In the first quarter of 2020, cloud subscriptions revenue surpassed software license revenue, representing 64% of the total cloud and software license revenue mix. Going forward, we expect cloud revenue to increase as a percentage of total software and cloud revenue mix as market demand for cloud solutions is supplanting legacy perpetual license demand.

In the three months ended March 31, 2020, cloud subscriptions revenue totaled $17.3 million or 11% of total revenues. The Americas, EMEA and APAC segments recognized $15.3 million, $1.5 million and $0.5 million in cloud subscriptions revenue, respectively, in the three months ended March 31, 2020. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically 36 to 60 months. Approximately 30% of our license and cloud deals in the three months ended March 31, 2020 was generated from either net new customers or net new products into our customer base.

In the three months ended March 31, 2020, software license revenue totaled $9.7 million, or 6% of total revenue. Software license revenue recognized by the Americas, EMEA, and APAC segments totaled $8.4 million, $1.0 million, and $0.3 million, respectively, in the three months ended March 31, 2020.

Cloud subscriptions and software license revenue growth are influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. In addition, the timing of the closing of a few large software license transactions can have a material impact on our software license revenues, operating profit, operating margins and earnings per share. For example, $0.7 million of either pre-tax profit or expense in the first quarter of 2020 equates to approximately one cent of diluted earnings per share impact.

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

Maintenance Revenue. Our maintenance revenue for the three months ended March 31, 2020 totaled $35.7 million, or 23% of total revenue. The Americas, EMEA and APAC segments recognized $28.4 million, $5.2 million and $2.1 million in maintenance revenue, respectively, in the three months ended March 31, 2020. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. The growth of maintenance revenues is influenced by: (1) new software license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services revenue.  In the three months ended March 31, 2020, our services revenue totaled $87.4 million, or 57% of total revenue. The Americas, EMEA and APAC segments recognized $67.3 million, $16.6 million and $3.5 million in services revenue, respectively, in the three months ended March 31, 2020. Due to our large services revenue mix as a percentage of total revenue, our consolidated operating margin profile may be lower than those of our competitors, and while we believe our services margins are strong, they do lower our operating margin profile.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $3.8 million in the three months ended March 31, 2020 representing 3% of total revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global retailers, manufacturers, wholesalers, distributors, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our R&D expenses were $23.3 million for the three months ended March 31, 2020.

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

Cash Flow and Financial Condition

For the three months ended March 31, 2020, we generated cash flow from operating activities of $11.6 million. Our cash at March 31, 2020 totaled $75.3 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D, in operations to drive revenue and earnings growth, and repurchases of our common stock.

During the three months ended March 31, 2020, we repurchased 337,007 shares of Manhattan Associates’ outstanding common stock for approximately $25.0 million under the share repurchase program approved by our Board of Directors. In April 2020, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our common stock. However, as we are taking proactive measures to position our Company for uncertainty in the near-term as a result of COVID-19 pandemic, we have suspended the company’s share repurchase program.

For the remainder of 2020, our priorities for use of cash will continue to be investments in product development and growth of our business. We expect to continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We also expect to continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements for the remainder of 2020 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)

Revenue	$153,903	$148,404
Costs and expenses	129,707	120,128
Operating income	24,196	28,276
Other income (loss), net	1,420	(371)
Income before income taxes	25,616	27,905
Net income	$22,530	$20,972
Diluted earnings per share	$0.35	$0.32
Diluted weighted average number of shares	64,342	65,204

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three months ended March 31, 2020 and 2019, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended March 31,
	2020	2019	% Change vs. Prior Year
Revenue:	(in thousands)
Cloud subscriptions
Americas	15,243	6,920	120%
EMEA	1,488	744	100%
APAC	529	195	171%
Total cloud subscriptions	17,260	7,859	120%

Software license
Americas	8,450	6,128	38%
EMEA	1,024	6,045	-83%
APAC	261	241	8%
Total software license	9,735	12,414	-22%

Maintenance
Americas	28,460	29,101	-2%
EMEA	5,171	4,891	6%
APAC	2,113	2,107	0%
Total maintenance	35,744	36,099	-1%

Services
Americas	67,249	69,323	-3%
EMEA	16,619	14,608	14%
APAC	3,538	4,700	-25%
Total services	87,406	88,631	-1%

Hardware
Americas	3,744	3,401	10%
EMEA	11	-	N/A
APAC	3	-	N/A
Total hardware and other	3,758	3,401	10%

Total Revenue
Americas	123,146	114,873	7%
EMEA	24,313	26,288	-8%
APAC	6,444	7,243	-11%
Total revenue	$153,903	$148,404	4%

Operating income:
Americas	16,282	18,051	-10%
EMEA	6,313	7,734	-18%
APAC	1,601	2,491	-36%
Total operating income	$24,196	$28,276	-14%

Condensed Consolidated Financial Summary - First Quarter 2020

•	Consolidated total revenue: $153.9 million for the first quarter of 2020, compared to $148.4 million for the first quarter of 2019;
•	Cloud subscription revenue: $17.3 million for the first quarter of 2020, compared to $7.9 million for the first quarter of 2019;
•	Software license revenue: $9.7 million for the first quarter of 2020, compared to $12.4 million for the first quarter of 2019;
•	Operating income: $24.2 million for the first quarter of 2020, compared to $28.3 million for the first quarter of 2019;
•	Operating margins: 15.7% for the first quarter of 2020, compared to 19.1% for the first quarter of 2019;
•	Diluted earnings per share: $0.35 for the first quarter of 2020 compared to $0.32 for the first quarter of 2019;
•	Cash flow from operations: $11.6 million in the first quarter of 2020, compared to $35.2 million in the first quarter of 2019;
•	Days sales outstanding: 67 days at March 31, 2020, compared to 61 days at December 31, 2019;
•	Cash and investments: $75.3 million at March 31, 2020, compared to $110.7 million at December 31, 2019;
•

Share repurchases: In the three months ended March 31, 2020, we reduced our common shares outstanding by approximately 0.1%, primarily through the repurchase of approximately 0.3 million shares of our common stock, under the share repurchase program authorized by our board of directors, for a total investment of $25.0 million.

•

In April 2020, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock, but we have suspended the share repurchase program to position our Company for uncertainty in the near-term as a result of COVID-19 pandemic.

Below we discuss our consolidated results of operations for the first quarters of 2020 and 2019.

Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2020	2019	Prior Year	2020	2019
	(in thousands)

Cloud subscriptions	$17,260	$7,859	120%	11%	5%
Software license	9,735	12,414	-22%	6%	8%
Maintenance	35,744	36,099	-1%	23%	24%
Services	87,406	88,631	-1%	57%	60%
Hardware	3,758	3,401	10%	3%	3%
Total revenue	$153,903	$148,404	4%	100%	100%

Cloud Subscriptions revenue. In 2017, we released Manhattan Active™ Solutions accelerating our business transition to cloud subscriptions. In the first quarter of 2020, cloud subscriptions revenue increased $9.4 million compared to the same quarter in the prior year, as customers began to purchase our SaaS offerings rather than a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $8.3 million, $0.8 million and $0.3 million in the first quarter of 2020, respectively.

Software License revenue.  Software license revenue decreased $2.7 million in the first quarter of 2020 compared to the same quarter in the prior year as customers began to purchase our SaaS offerings rather than a traditional perpetual license. Our license revenue performance depends on the number and relative value of large deals we close in the period. License revenue for the Americas segment increased $2.3 million, while the EMEA segment decreased $5.0 million in the first quarter of 2020. The APAC segment was relatively flat.

The perpetual license sales percentage mix across our product suite in the first quarter ended March 31, 2020 was over 80% warehouse management solutions.

Maintenance revenue. Maintenance revenue decreased $0.4 million in the first quarter of 2020 compared to the same quarter in the prior year. Maintenance revenue for the Americas segment decreased $0.7 million, while maintenance revenue for EMEA segment increased $0.3 million in the first quarter of 2020 compared to the same quarter in the prior year. The APAC segment was relatively flat.

Services revenue.  Services revenue decreased $1.2 million in the first quarter of 2020 compared to the same quarter in the prior year. Services revenue for the Americas and APAC segments decreased $2.1 million and $1.1 million, respectively, while services revenue for EMEA segment increased $2.0 million compared to the same quarter in the prior year.

Hardware revenue.  Hardware sales increased $0.4 million in the first quarter of 2020 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended March 31,
	2020	2019	% Change vs. Prior Year
Cost of software license	$555	$592	-6%
Cost of cloud subscriptions, maintenance and services	74,276	66,578	12%
Total cost of revenue	$74,831	$67,170	11%

Cost of Software License.  Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license remained relatively flat in the first quarter of 2020 compared with the same quarter in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services.  Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $7.7 million increase in the quarter ended March 31, 2020 compared to the same quarter in the prior year was principally due to a $6.1 million increase in compensation and other personnel-related expenses resulting from increased headcount in cloud operations and professional services, and a $3.7 million increase in computer infrastructure costs related to cloud business transition, offset by a $1.6 million decrease in performance-based compensation expense, and a $0.6 million decrease in travel expense.

Operating Expenses

	Three Months Ended March 31,
	2020	2019	% Change vs. Prior Year
	(in thousands)

Research and development	$23,328	$21,213	10%
Sales and marketing	13,088	14,781	-11%
General and administrative	16,114	15,050	7%
Depreciation and amortization	2,346	1,914	23%
Operating expenses	$54,876	$52,958	4%

Research and Development.  Our principal R&D activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omnichannel, including cloud-based solutions, point-of-sale and tablet retailing.

For each of the quarters ended March 31, 2020 and 2019, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended March 31, 2020 increased by $2.1 million, compared to the same quarter of 2019 principally due to a $2.5 million increase in compensation and other personnel related expenses resulting from increased headcount to support R&D activities.

Sales and Marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased $1.7 million in the quarter ended March 31, 2020 compared to the same quarter in the prior year primarily due to a $1.9 million decrease in performance-based compensation expense.

General and administrative (G&A).  G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $1.1 million, in the current year quarter compared to the same quarter in the prior year, primarily due to a $1.2 million increase in compensation and other personnel related expenses resulting from increased headcount, offset by a $0.4 million decrease in performance-based compensation expense

Depreciation and Amortization.  Depreciation and amortization of intangibles and software expense for the first quarter of 2020 and 2019 was $2.3 million and $1.9 million, respectively. Amortization of acquisitions expense for the first quarter of 2020 and 2019 was immaterial.

Operating Income

Operating income in the first quarter of 2020 was $24.2 million compared to $28.3 million for the first quarter of 2019. Operating margin was 15.7% for the first quarter of 2020 versus 19.1% for the same quarter in the prior year. Operating income and margin have primarily decreased due to our commitment to strategically invest in a business transition to a cloud-first company focused on delivering long-term sustainable revenue growth and earnings leverage. As a result, we are investing significantly in R&D to deliver new innovation, cloud operations headcount, infrastructure and technology to support our ability to scale our cloud business to achieve our growth objectives. In addition, our innovation releases have fueled solid demand for our global consulting services. With the impact of COVID-19, we have largely suspended hiring until the global demand environment improves.

Other Income and Income Taxes

	Three Months Ended March 31,
	2020	2019	% Change vs. Prior Year

Other income (loss), net	$1,420	$(371)	-483%
Income tax provision	3,086	6,933	-55%

Other income, net.  Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $1.8 million in the first quarter of 2020 compared to the same quarter in the prior year primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee and British Pound sterling. We recorded net foreign currency gains of $1.4 million of in the first quarter of 2020 and net foreign currency losses of $0.6 million in the first quarter of 2019.

Income tax provision.  Our effective income tax rates were 12.0% and 24.8% for the quarters ended March 31, 2020 and 2019, respectively. The decrease in the effective tax rate for the three months ended March 31, 2020 is the result of an increase of $3.8 million in excess tax benefits on restricted stock vesting.

Liquidity and Capital Resources

During the first three months of 2020, we funded our business through cash generated from operations. Our cash and cash equivalents as of March 31, 2020 included $49.5 million held in the U.S. and $25.8 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations, and we do not intend to repatriate foreign funds to the U.S.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act in December 2017, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $11.6 million and $35.2 million in the three months ended March 31, 2020 and 2019, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the three months ended March 31, 2020 decreased $23.6 million compared to the same period in the prior year, which is mainly due to an increase in employee bonus payments and the timing of cash collections.

Cash flow used in investing activities totaled $1.2 million in the three months ended March 31, 2020, while cash received from investing activities was $0.8 million in the three months ended March 31, 2019. Our investing activities for both the three months ended March 31, 2020 and 2019 consisted of capital spending to support company growth and short-term investing. For the three months ended March 31, 2020 capital spending was $1.2 million. For the three months ended March 31, 2019, net maturities of investments totaled $1.4 million, while capital spending was $0.6 million.

Financing activities used cash of $43.0 million and $30.2 million for the three months ended March 31, 2020 and 2019, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the three months ended March 31, 2020 and 2019 totaled $43.0 million and $30.2 million, respectively, including shares withheld for taxes of $18.0 million and $5.2 million, respectively. We have suspended the share repurchase program to position our Company for uncertainty in the near-term as a result of COVID-19 pandemic.

As disclosed in our Annual Report on Form 10-K, our principal commitments consist of obligations under operating leases. As we continue our business transition to a cloud subscription model, we have entered into multiple non-cancellable contracts for cloud infrastructure services.  As of March 31, 2020, our cloud infrastructure obligations are approximately $54 million over the next 5 years.  We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations.  Our obligations, as of March 31, 2020, are approximately $8 million over the next 3 years. We expect to fulfill all of these commitments from our working capital.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. With the COVID-19 impact, we are focused on preserving liquidity and protecting our headcount capacity to support our customers and grow our business when global economic activity begins to recover. For the remainder of 2020, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably and growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements for the remainder of 2020 for general corporate purposes.

Critical Accounting Policies and Estimates

In the first three months of 2020, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2019 other than the adoption of the ASC 326 Financial Instruments – Credit Losses.

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

Some of the factors that could cause actual results to differ materially from the results discussed in forward-looking statements include:

•	the duration and severity of the coronavirus (COVID-19) pandemic and of measures taken to combat its spread, and the effects of both on our employees, customers, partners and the global economy;
•	ongoing disruption and transformation in our vertical markets, including the aggravating effects of the COVID-19 pandemic on the sector;
•	the operational and financial effects of our business transition to cloud subscription-based solutions;
•	economic, political and market conditions;
•	our ability to attract and retain highly skilled employees;
•	competition;
•	our dependence on a single line of business;
•	our dependence on generating revenue from software licenses and cloud subscriptions to drive business;
•	undetected errors or “bugs” in our software;
•	the risk of defects, delays or interruptions in our cloud subscription services;
•	possible compromises of our data protection and IT security measures;

•	risks associated with large system implementations;
•	possible liability to customers if our products fail;
•	the requirement to maintain high quality professional service capabilities;
•	the risks of international operations, including foreign currency exchange risk;
•	the possibility that research and development investments may not yield sufficient returns;
•	the long sales cycle associated with our products;
•	the difficulty of predicting operating results;
•	the need to continually improve our technology;
•	risks associated with managing growth;
•	reliance on third party and open source software;
•	the need for our products to interoperate with other systems;
•	the need to protect our intellectual property, and our exposure to intellectual property claims of others;
•	economic conditions and regulatory changes caused by the United Kingdom’s pending exit from the European Union;
•	the possible effects on international commerce of new or increased tariffs, or a “trade war”;
•

other risks described under the heading “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, as these may be updated from time to time in subsequent quarterly reports.

We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the Quantitative and Qualitative Disclosures about Market Risk previously disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2019, as well as the additional or updated risk factor set forth below.

The ongoing COVID-19 pandemic could materially adversely affect our business, results of operations and financial condition.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, and the disease it causes, COVID-19, a pandemic. The pandemic continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to completely predict the full impact that COVID-19 and related remedial measures will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers, suppliers and other counterparties, for an indefinite period of time.

The negative effects of COVID-19 on the overall economy could cause our revenues and profitability to decline for numerous reasons, including:

•	Our customers could implement cost-saving measures, which may include reductions in information technology expense or requests for extended payment terms;
•	Some customers could file for bankruptcy;
•	Forced store closures could accelerate pre-existing disruption in the retail sector; and/or
•	The spending habits of our customers’ customers could change, reducing our customers’ own revenues and profitability, which in turn could affect our revenues and profitability.

In addition, restrictions on in-person interaction, whether occasioned by government orders or changed habits or customs regarding social distancing and group activity after the expiration of strict government measures, may have a material impact on our business.  For instance, implementation of our software may be impeded if either our personnel or our customer’s information technology personnel are working remotely.

A decrease in revenues could also negatively affect our liquidity, as we primarily rely on cash generated from operating activities for our liquidity needs.  Compounding this issue, the COVID-19 pandemic may make outside capital less available or more expensive.

In addition to the risks described above, there may be other risks not currently recognized or not fully appreciated at this time, as this crisis is both unprecedented and rapidly evolving.  Consequently, our business, results of operations and financial condition could be materially adversely effect not only by some of the COVID-19-related factors described above, but by other related factors of which we may be currently unaware.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended March 31, 2020,

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	-	$-	-	50,000,000
February 1 - February 29, 2020	212,024	77.58	212,024	33,551,437
March 1 - March 31, 2020	124,983	68.42	124,983	25,000,056
Total	337,007		337,007

In April 2020, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

Item 6.Exhibits.

Exhibit 4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

*

In accordance with Item 601(b)(32)(ii) of the SEC’s Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

EXHIBIT INDEX

Exhibit 4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	May 1, 2020	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2020	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)