Form 10-Q
period 2020-06-30
MANHATTAN ASSOCIATES INC
filed 2020-07-27
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the Registrant’s class of capital stock outstanding as of July 22, 2020, the latest practicable date, is as follows: 63,521,369 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended June 30, 2020

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,638	$110,678
Accounts receivable, net of allowance of $4,078 and $2,826, at June 30, 2020 and December 31, 2019, respectively	108,099	100,937
Prepaid expenses and other current assets	20,022	20,426
Total current assets	251,759	232,041

Property and equipment, net	19,458	22,725
Operating lease right-of-use assets	31,791	35,896
Goodwill, net	62,237	62,237
Deferred income taxes	2,529	6,814
Other assets	12,615	12,566
Total assets	$380,389	$372,279

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,262	$20,561
Accrued compensation and benefits	27,779	45,991
Accrued and other liabilities	19,184	19,325
Deferred revenue	118,795	94,371
Income taxes payable	1,401	1,348
Total current liabilities	183,421	181,596

Operating lease liabilities, long-term	28,431	32,416
Other non-current liabilities	15,759	15,989

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2020 and 2019	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 63,518,968 and 63,456,986 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	635	635
Retained earnings	173,125	159,490
Accumulated other comprehensive loss	(20,982)	(17,847)
Total shareholders' equity	152,778	142,278
Total liabilities and shareholders' equity	$380,389	$372,279

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$18,503	$9,009	$35,763	$16,868
Software license	5,681	11,721	15,416	24,135
Maintenance	35,898	37,323	71,642	73,422
Services	71,778	93,951	159,184	182,582
Hardware	3,770	2,337	7,528	5,738
Total revenue	135,630	154,341	289,533	302,745
Costs and expenses:
Cost of software license	591	623	1,146	1,215
Cost of cloud subscriptions, maintenance and services	62,434	70,955	136,710	137,533
Research and development	19,931	21,997	43,259	43,210
Sales and marketing	9,709	14,520	22,797	29,301
General and administrative	14,016	16,805	30,130	31,855
Depreciation and amortization	2,257	1,859	4,603	3,773
Total costs and expenses	108,938	126,759	238,645	246,887
Operating income	26,692	27,582	50,888	55,858
Other (loss) income, net	(158)	(71)	1,262	(442)
Income before income taxes	26,534	27,511	52,150	55,416
Income tax provision	7,330	6,586	10,416	13,519
Net income	$19,204	$20,925	$41,734	$41,897

Basic earnings per share	$0.30	$0.32	$0.66	$0.65
Diluted earnings per share	$0.30	$0.32	$0.65	$0.64

Weighted average number of shares:
Basic	63,509	64,623	63,550	64,765
Diluted	64,126	65,093	64,234	65,148

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$19,204	$20,925	$41,734	$41,897
Foreign currency translation adjustment	336	(22)	(3,135)	237
Comprehensive income	$19,540	$20,903	$38,599	$42,134

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)
Operating activities:
Net income	$41,734	$41,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,603	3,773
Equity-based compensation	15,056	15,644
Loss (gain) on disposal of equipment	10	(121)
Deferred income taxes	4,234	272
Unrealized foreign currency (gain) loss	(741)	156
Changes in operating assets and liabilities:
Accounts receivable, net	(7,469)	(312)
Other assets	(619)	(6,144)
Accounts payable, accrued and other liabilities	(21,787)	4,238
Income taxes	568	(3,145)
Deferred revenue	24,799	16,149
Net cash provided by operating activities	60,388	72,407

Investing activities:
Purchase of property and equipment	(1,752)	(3,305)
Net maturities of investments	-	1,439
Net cash used in investing activities	(1,752)	(1,866)

Financing activities:
Purchase of common stock	(43,155)	(50,238)
Net cash used in financing activities	(43,155)	(50,238)

Foreign currency impact on cash	(2,521)	(28)

Net change in cash and cash equivalents	12,960	20,275
Cash and cash equivalents at beginning of period	110,678	99,126
Cash and cash equivalents at end of period	$123,638	$119,401

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended June 30, 2020
Balance, March 31, 2020 (unaudited)	63,495,687	$635	$-	$146,552	$(21,318)	$125,869
Repurchase of common stock	(1,829)	-	(7,492)	7,369	-	(123)
Restricted stock units issuance	25,110	-	-	-	-	-
Equity-based compensation	-	-	7,492	-	-	7,492
Foreign currency translation adjustment	-	-	-	-	336	336
Net income	-	-	-	19,204	-	19,204
Balance, June 30, 2020 (unaudited)	63,518,968	$635	$-	$173,125	$(20,982)	$152,778

For the Six Months Ended June 30, 2020
Balance, December 31, 2019 (audited)	63,456,986	$635	$-	$159,490	$(17,847)	$142,278
Repurchase of common stock	(557,938)	(6)	(15,050)	(28,099)	-	(43,155)
Restricted stock units issuance	619,920	6	(6)	-	-	-
Equity-based compensation	-	-	15,056	-	-	15,056
Foreign currency translation adjustment	-	-	-	-	(3,135)	(3,135)
Net income	-	-	-	41,734	-	41,734
Balance, June 30, 2020 (unaudited)	63,518,968	$635	$-	$173,125	$(20,982)	$152,778

For the Three Months Ended June 30, 2019
Balance, March 31, 2019 (unaudited)	64,593,909	$646	$-	$161,356	$(16,602)	$145,400
Repurchase of common stock	(303,292)	(3)	(8,462)	(11,613)	-	(20,078)
Restricted stock units issuance	31,450	-	-	-	-	-
Equity-based compensation	-	-	8,462	-	-	8,462
Foreign currency translation adjustment	-	-	-	-	(22)	(22)
Net income	-	-	-	20,925	-	20,925
Balance, June 30, 2019 (unaudited)	64,322,067	$643	$-	$170,668	$(16,624)	$154,687

For the Six Months Ended June 30, 2019
Balance, December 31, 2018 (audited)	64,860,419	$649	$-	$163,359	$(16,861)	$147,147
Repurchase of common stock	(873,198)	(9)	(15,641)	(34,588)	-	(50,238)
Restricted stock units issuance	334,846	3	(3)	-	-	-
Equity-based compensation	-	-	15,644	-	-	15,644
Foreign currency translation adjustment	-	-	-	-	237	237
Net income	-	-	-	41,897	-	41,897
Balance, June 30, 2019 (unaudited)	64,322,067	$643	$-	$170,668	$(16,624)	$154,687

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2019.

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

New Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company beginning January 1, 2021 and would require us to recognize a cumulative effect adjustment to the opening balance of reinvested earnings, if applicable. We do not expect our adoption of this guidance to have a material impact on our consolidated financial statements.
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

Deferred revenue mainly represents amounts collected prior to having completed performance of maintenance, cloud subscriptions and professional services. In the three and six months ended June 30, 2020, we recognized $27.1 million and $69.4 million of revenue that was included in the deferred revenue balance as of December 31, 2019. In the three months ended June 30, 2020, we recognized $45.9 million of revenue that was included in the deferred revenue balance as of March 31, 2020.

No revenue was recognized during the three and six months ended June 30, 2020 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of June 30, 2020, approximately $225.5 million of revenue is expected to be recognized from remaining performance obligations for cloud subscriptions, maintenance contracts, and application managed services with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately 50% of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for credit losses generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $1.4 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and $2.7 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively.

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

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $10.5 million as of June 30, 2020, of which $7.5 million is included in other assets and $3.0 million is included in prepaid expenses and other current assets. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $0.7 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively. No impairment losses were recognized during the periods.

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

At June 30, 2020, our cash and cash equivalents were $113.1 million and $10.5 million, respectively. We had neither short-term investments nor long-term investments at June 30, 2020. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at June 30, 2020.

4.	Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of June 30, 2020 (in thousands):

June 30, 2020
ASSETS
Operating lease right-of-use assets	$31,791

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$6,554
Operating lease liabilities, long-term	28,431
Total operating lease liabilities	$34,985

Aggregate future minimum lease payments under noncancelable operating leases as of June 30, 2020 are as follows (in thousands):

Year Ending December 31,
2020 (excluding the six months ended June 30, 2020)	$3,370
2021	6,777
2022	6,286
2023	6,439
2024	6,252
Thereafter	13,091
Total minimum payments required	42,215
Less short-term leases	-
Less imputed interest	(7,230)
Total operating lease liabilities	$34,985

The total lease cost for the three and six months ended June 30, 2020 was $2.0 and $4.0 million, respectively. Total lease cost for the three months ended June 30, 2020 consisted of $1.9 million of operating lease costs, and $0.1 million of short-term lease costs. For the six months ended June 30, 2020, total lease cost consisted of $3.8 million of operating lease costs, and $0.2 of short-term lease costs.

Total lease costs for the three and six months ended June 30, 2019 was $2.2 million and $4.2 million, respectively. Total lease cost for the three months ended June 30, 2019 consisted of $2.1 million of operating lease costs, and $0.1 million of short-term lease costs. For the six months ended June 30, 2019, total lease cost consisted of $4.0 million of operating lease cost, and $0.2 million of short-term lease costs.

Our variable lease costs for the three and six months ended June 30, 2020 and 2019 were immaterial.

Other information related to operating leases are as follows:

Weighted average remaining lease term	6.4 years
Weighted average discount rate	4%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,673

5.	Equity-Based Compensation

We granted 20,834 and 26,512 restricted stock units (RSUs) during the three months ended June 30, 2020 and 2019, respectively, and granted 532,467 and 938,731 RSUs during the six months ended June 30, 2020 and 2019, respectively. Equity-based compensation expense related to RSUs was $7.5 million and $8.5 million during the three months ended June 30, 2020 and 2019, respectively, and $15.1 million and $15.6 million during the six months ended June 30, 2020 and 2019, respectively.

We present below a summary of changes during the six months ended June 30, 2020 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2019	1,496,693
Granted	532,467
Vested	(505,986)
Forfeited	(26,839)
Outstanding at June 30, 2020	1,496,335

6.	Income Taxes

Our effective tax rate was 27.6% and 23.9% for the three months ended June 30, 2020 and 2019, respectively, and 20.0% and 24.4% for the six months ended June 30, 2020 and 2019, respectively. The increase in the effective tax rate for the three months ended June 30, 2020 is due to an increase in non-deductible equity-based compensation, reduction in expected business credits and deductions, and a decrease of $0.1 million in excess tax benefits on restricted stock vestings. The decrease in the effective tax rate for the six months ended June 30, 2020 is due to an increase of $3.7 million in excess tax benefits on restricted stock vestings, partially offset by an increase in non-deductible equity-based compensation, and reduction in expected business credits and deductions.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended June 30, 2020, there were no material changes to our uncertain tax positions. There has been no change to our policy that recognizes potential interest and penalties related to uncertain tax positions within our global operations in income tax expense.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$19,204	$20,925	$41,734	$41,897
Earnings per share:
Basic	$0.30	$0.32	$0.66	$0.65
Effect of CESs	-	-	(0.01)	(0.01)
Diluted	$0.30	$0.32	$0.65	$0.64

Weighted average number of shares:
Basic	63,509	64,623	63,550	64,765
Effect of CESs	617	470	684	383
Diluted	64,126	65,093	64,234	65,148

The number of anti-dilutive CESs during the three and six months ended June 30, 2020 and 2019 was immaterial.

8.	Contingencies

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $0.8 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $2.8 million for the six months ended June 30, 2020 and 2019, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support.  Certain corporate expenses included in the Americas segment are not charged to the other segments.  Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Accounting Standards Codification, we present below certain financial information by reportable segment for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020				2019
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$16,345	$1,811	$347	$18,503	$7,684	$1,124	$201	$9,009
Software license	3,853	415	1,413	5,681	8,152	2,877	692	11,721
Maintenance	28,211	5,591	2,096	35,898	29,304	5,633	2,386	37,323
Services	55,189	13,741	2,848	71,778	74,301	15,409	4,241	93,951
Hardware	3,770	-	-	3,770	2,337	-	-	2,337
Total revenue	107,368	21,558	6,704	135,630	121,778	25,043	7,520	154,341

Costs and Expenses:
Cost of revenue	46,749	12,746	3,530	63,025	55,512	12,543	3,523	71,578
Operating expenses	39,625	3,095	936	43,656	47,835	4,253	1,234	53,322
Depreciation and amortization	2,010	202	45	2,257	1,605	190	64	1,859
Total costs and expenses	88,384	16,043	4,511	108,938	104,952	16,986	4,821	126,759
Operating income	$18,984	$5,515	$2,193	$26,692	$16,826	$8,057	$2,699	$27,582

	Six Months Ended June 30,
	2020				2019
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$31,588	$3,299	$876	$35,763	$14,604	$1,868	$396	$16,868
Software license	12,303	1,439	1,674	15,416	14,280	8,922	933	24,135
Maintenance	56,671	10,762	4,209	71,642	58,405	10,524	4,493	73,422
Services	122,438	30,360	6,386	159,184	143,624	30,017	8,941	182,582
Hardware	7,514	11	3	7,528	5,738	-	-	5,738
Total revenue	230,514	45,871	13,148	289,533	236,651	51,331	14,763	302,745

Costs and Expenses:
Cost of revenue	104,096	26,770	6,990	137,856	106,267	25,415	7,066	138,748
Operating expenses	87,053	6,865	2,268	96,186	92,235	9,752	2,379	104,366
Depreciation and amortization	4,099	408	96	4,603	3,272	373	128	3,773
Total costs and expenses	195,248	34,043	9,354	238,645	201,774	35,540	9,573	246,887
Operating income	$35,266	$11,828	$3,794	$50,888	$34,877	$15,791	$5,190	$55,858

The majority of our software license revenue relates to our warehouse management product group (over 80%) for the three and six months ended June 30, 2020. Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel and transportation management solutions for the three and six months ended June 30, 2020.

At June 30, 2020, total assets for the Americas, EMEA and APAC segments were $325.5 million, $42.6 million and $12.3 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2019. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three and six months ended June 30, 2020, we generated $135.6 million and $289.5 million in total revenue, respectively. The revenue mix for the three months ended June 30, 2020 was: cloud subscriptions 14%; software license 4%; maintenance 26%; services 53%; and hardware 3%. The revenue mix for the six months ended June 30, 2020 was: cloud subscriptions 12%; software license 5%; maintenance 25%; services 55%; and hardware 3%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $44.3 million and $89.3 million for the three and six months ended June 30, 2020, respectively, which represents approximately 33% and 31% of our total revenue for the three and six months ended June 30, 2020, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2020, we employed approximately 3,500 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Regarding the impact of the novel coronavirus disease (“COVID-19”) pandemic, we remain cautious about the global recovery, which we expect to be slow and protracted. At mid-year, we are experiencing solid demand for our cloud-based supply chain and omnichannel commerce solutions and our competitive win rates remain strong. In May, we launched Manhattan Active Warehouse Management, the next generation of Warehouse Management. We have rearchitected our warehouse management solution from the ground up as a cloud native, microservices based, versionless application. The reception has exceeded our expectations and pipeline opportunities are building. Our solutions are mission critical, supporting large and complex, global supply chains. While we expect demand to continue to grow for our Cloud solutions, sales cycles will likely extend as customers and prospects contend with the COVID-19 pandemic while evaluating our solutions. Our Professional Services business revenue through the first half of 2020 is down approximately 13% as clients delay projects due to COVID-19. We have had no notable cancellations in 2020. For the second half, we expect Services revenue to decline, driven by COVID-19 impacts to customers, as well as our traditional retail peak season impact, which typically occurs in the fourth quarter. Therefore, we have taken a conservative approach and proactive measures to position our company for uncertainty in the near-term while maintaining flexibility to extend our market-leading position when a normalization of business activity resumes.

We have taken steps to best ensure the health and safety of our employees globally.  Our daily execution has evolved into a largely virtual model, and we continue to find innovative ways to engage with customers and prospects, ensuring that they are supported as they navigate their way through this period.

As previously announced, effective April 1, 2020, we reduced the salaries of the chief executive officer and the fees of the board of directors by 25%; we reduced the salary of the chief financial officer by 15% and other named executive officers by 10%; we suspended our share repurchase program; and we suspended our 401k plan company match. We are aggressively managing operating expenses globally, including by instituting a partial hiring freeze.

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

For 2020, our five strategic goals are:

•	Focus on customer success and drive sustainable long-term growth;
•	Invest in innovation to expand our products and total addressable market;
•	Expand our Manhattan Active Suite of Cloud Solutions;
•	Develop and grow our cloud business and cloud subscription revenue; and
•	Expand our global sales and marketing teams.

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

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and six months ended June 30, 2020, approximately 67% and 69% of our total revenue was generated in the United States, respectively, 16% in EMEA in both periods, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

While we are encouraged by our results, we, along with many of our customers, still remain cautious regarding macroeconomic conditions. We believe global geopolitical and economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it challenging to forecast sales cycles for our products and the timing of large enterprise cloud subscription and software license sales.

Revenue

Cloud Subscriptions and Software License revenue.  Cloud subscriptions revenue and remaining performance obligation growth are the leading indicators of our business performance, primarily derived from cloud subscription fees that customers pay for supply chain solutions. Since we announced our transition to becoming a cloud-first company in 2017 with our launch of Manhattan Active Solutions, we have continued to see a significant shift in demand for cloud solutions versus software license. By comparison, in 2016, cloud subscriptions and software license revenue represented 7% and 93%, respectively, of our total cloud and software license revenue mix. In the full year ended 2020, we estimate cloud subscriptions and software license revenue to be 75% and 25%, respectively, of our total cloud and software license revenue mix. From 2016 to 2020 forecast, we estimate software license revenue to decline on an annual compounded negative growth of 22%, driven by the overall strong demand for cloud solutions. In the first half of 2020, cloud subscriptions revenue surpassed software license revenue, representing 70% of the total cloud and software license revenue mix. Going forward, we expect cloud revenue to increase as a percentage of total software and cloud revenue mix as market demand for cloud solutions is supplanting legacy perpetual license demand.

In the three months ended June 30, 2020, cloud subscriptions revenue totaled $18.5 million or 14% of total revenues. In the six months ended June 30, 2020, cloud subscriptions revenue totaled $35.8 million or 12% of total revenues.

The Americas, EMEA and APAC segments recognized $16.3 million, $1.8 million and $0.4 million in cloud subscriptions revenue, respectively, in the three months ended June 30, 2020. The Americas, EMEA and APAC segments recognized $31.6 million, $3.3 million and $0.9 million in cloud subscriptions revenue, respectively, in the six months ended June 30, 2020. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically 36 to 60 months. In the three and six months ended June 30, 2020, the percentage mix of new to existing customers for the combination of software license and cloud subscriptions sales was approximately 30/70 and 20/80, respectively.

In the three months ended June 30, 2020, software license revenue totaled $5.7 million, or 4% of total revenue. In the six months ended June 30, 2020, software license revenue totaled $15.4 million or 5% of total revenue. Software license revenue recognized by the Americas, EMEA, and APAC segments totaled $3.9 million, $0.4 million, and $1.4 million, respectively, in the three months ended June 30, 2020. Software license revenue recognized by the Americas, EMEA, and APAC segments totaled $12.3 million, $1.4 million, and $1.7 million, respectively, in the six months ended June 30, 2020.

Cloud subscriptions and software license revenue growth are influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. In addition, the timing of the closing of a few large software license transactions can have a material impact on our software license revenues, operating profit, operating margins and earnings per share. For example, $0.8 million of either pre-tax profit or expense in the second quarter of 2020 equates to approximately one cent of diluted earnings per share impact.

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

Maintenance Revenue. Our maintenance revenue for the three months ended June 30, 2020 totaled $35.9 million, or 26% of total revenue. For the six months ended June 30, 2020, maintenance revenue totaled $71.6 million or 25% of total revenue. The Americas, EMEA and APAC segments recognized $28.2 million, $5.6 million and $2.1 million in maintenance revenue, respectively, in the three months ended June 30, 2020. For the six months ended June 30, 2020, maintenance revenue recognized by the Americas, EMEA, and APAC segments totaled $56.6 million, $10.8 million and $4.2 million, respectively.  For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. The growth of maintenance revenues is influenced by: (1) new software license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services revenue.  In the three months ended June 30, 2020, our services revenue totaled $71.8 million, or 53% of total revenue. The Americas, EMEA and APAC segments recognized $55.2 million, $13.7 million and $2.9 million in services revenue, respectively, in the three months ended June 30, 2020. In the six months ended June 30, 2020, our services revenue totaled $159.2 million, or 55% of total revenue. The Americas, EMEA and APAC segments recognized $122.4 million, $30.4 million and $6.4 million in services revenue, respectively, in the six months ended June 30, 2020. Due to our large services revenue mix as a percentage of total revenue, our consolidated operating margin profile may be lower than those of our competitors, and while we believe our services margins are strong, they do lower our operating margin profile.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $3.8 million in the three months ended June 30, 2020 representing 3% of total revenue. For the six months ended June 30, 2020, hardware revenue totaled $7.5 million or 3%. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global retailers, manufacturers, wholesalers, distributors, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our R&D expenses were $19.9 million and $43.3 million for the three and six months ended June 30, 2020, respectively.

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

Cash Flow and Financial Condition

For the three and six months ended June 30, 2020, we generated cash flow from operating activities of $48.8 million and $60.4 million, respectively. Our cash and cash equivalents at June 30, 2020 totaled $123.6 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D, in operations to drive revenue and earnings growth, and repurchases of our common stock.

During the three months ended March 31, 2020, we repurchased 337,007 shares of Manhattan Associates’ outstanding common stock for approximately $25.0 million under the share repurchase program approved by our Board of Directors. In April 2020, the Company suspended its share repurchase program because of COVID-19-related considerations. Accordingly, during the three months ended June 30, 2020, the Company did not repurchase any shares of Manhattan Associates common stock under the share repurchase program. The Company’s authorized repurchase limit remains at $50 million.

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

Results of Operations

In the following table, we present a summary of our consolidated results for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)

Revenue	$135,630	$154,341	$289,533	$302,745
Costs and expenses	108,938	126,759	238,645	246,887
Operating income	26,692	27,582	50,888	55,858
Other (loss) income, net	(158)	(71)	1,262	(442)
Income before income taxes	26,534	27,511	52,150	55,416
Net income	$19,204	$20,925	$41,734	$41,897
Diluted earnings per share	$0.30	$0.32	$0.65	$0.64
Diluted weighted average number of shares	64,126	65,093	64,234	65,148

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three and six months ended June 30, 2020 and 2019, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change vs. Prior Year	2020	2019	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Cloud subscriptions
Americas	16,345	7,684	113%	31,588	14,604	116%
EMEA	1,811	1,124	61%	3,299	1,868	77%
APAC	347	201	73%	876	396	121%
Total cloud subscriptions	18,503	9,009	105%	35,763	16,868	112%

Software license
Americas	3,853	8,152	-53%	12,303	14,280	-14%
EMEA	415	2,877	-86%	1,439	8,922	-84%
APAC	1,413	692	104%	1,674	933	79%
Total software license	5,681	11,721	-52%	15,416	24,135	-36%

Maintenance
Americas	28,211	29,304	-4%	56,671	58,405	-3%
EMEA	5,591	5,633	-1%	10,762	10,524	2%
APAC	2,096	2,386	-12%	4,209	4,493	-6%
Total maintenance	35,898	37,323	-4%	71,642	73,422	-2%

Services
Americas	55,189	74,301	-26%	122,438	143,624	-15%
EMEA	13,741	15,409	-11%	30,360	30,017	1%
APAC	2,848	4,241	-33%	6,386	8,941	-29%
Total services	71,778	93,951	-24%	159,184	182,582	-13%

Hardware
Americas	3,770	2,337	61%	7,514	5,738	31%
EMEA	-	-	N/A	11	-	N/A
APAC	-	-	N/A	3	-	N/A
Total hardware and other	3,770	2,337	61%	7,528	5,738	31%

Total Revenue
Americas	107,368	121,778	-12%	230,514	236,651	-3%
EMEA	21,558	25,043	-14%	45,871	51,331	-11%
APAC	6,704	7,520	-11%	13,148	14,763	-11%
Total revenue	$135,630	$154,341	-12%	$289,533	$302,745	-4%

Operating income:
Americas	18,984	16,826	13%	35,266	34,877	1%
EMEA	5,515	8,057	-32%	11,828	15,791	-25%
APAC	2,193	2,699	-19%	3,794	5,190	-27%
Total operating income	$26,692	$27,582	-3%	$50,888	$55,858	-9%

Condensed Consolidated Financial Summary - Second Quarter 2020

•	Consolidated total revenue: $135.6 million for the second quarter of 2020, compared to $154.3 million for the second quarter of 2019;
•	Cloud subscription revenue: $18.5 million for the second quarter of 2020, compared to $9.0 million for the second quarter of 2019;
•	Software license revenue: $5.7 million for the second quarter of 2020, compared to $11.7 million for the second quarter of 2019;
•	Operating income: $26.7 million for the second quarter of 2020, compared to $27.6 million for the second quarter of 2019;
•	Operating margins: 19.7% for the second quarter of 2020, compared to 17.9% for the second quarter of 2019;
•	Diluted earnings per share: $0.30 for the second quarter of 2020 compared to $0.32 for the second quarter of 2019;
•	Cash flow from operations: $48.8 million in the second quarter of 2020, compared to $37.2 million in the second quarter of 2019;
•	Days sales outstanding: 73 days at June 30, 2020, compared to 67 days at March 31, 2020;
•	Cash and investments: $123.6 million at June 30, 2020, compared to $75.3 million at March 31, 2020;
•

Share repurchases: In April 2020, the Company suspended its share repurchase program because of COVID-19-related considerations. Accordingly, during the three months ended June 30, 2020, the Company did not repurchase any shares of Manhattan Associates common stock under the share repurchase program. The Company’s authorized repurchase limit remains at $50 million.

Below we discuss our consolidated results of operations for the second quarters of 2020 and 2019.

Revenue

	Three Months Ended June 30,
			% Change vs.	% of Total Revenue
	2020	2019	Prior Year	2020	2019
	(in thousands)

Cloud subscriptions	$18,503	$9,009	105%	14%	6%
Software license	5,681	11,721	-52%	4%	8%
Maintenance	35,898	37,323	-4%	26%	24%
Services	71,778	93,951	-24%	53%	61%
Hardware	3,770	2,337	61%	3%	1%
Total revenue	$135,630	$154,341	-12%	100%	100%

Cloud Subscriptions revenue. In 2017, we released Manhattan Active™ Solutions accelerating our business transition to cloud subscriptions. In the second quarter of 2020, cloud subscriptions revenue increased $9.5 million compared to the same quarter in the prior year, as customers began to purchase our SaaS offerings rather than a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $8.7 million, $0.7 million and $0.1 million in the second quarter of 2020, respectively.

Software License revenue.  Software license revenue decreased $6.0 million in the second quarter of 2020 compared to the same quarter in the prior year as customers began to purchase our SaaS offerings rather than a traditional perpetual license. We also noticed some shifts in the expected timing of deal closings from the second quarter of 2020 to the second half of the year as a result of the COVID-19 pandemic. Our license revenue performance depends on the number and relative value of large deals we close in the period. License revenue for the Americas and EMEA segment decreased $4.3 million and $2.4 million in the first quarter of 2020, respectively, while license revenue for the APAC segment increased $0.7 million.

The perpetual license sales percentage mix across our product suite in the second quarter ended June 30, 2020 was over 80% warehouse management solutions.

Maintenance revenue. Maintenance revenue decreased $1.4 million in the second quarter of 2020 compared to the same quarter in the prior year. Maintenance revenue for the Americas and APAC segment decreased $1.1 million and $0.3 million, respectively, in the second quarter of 2020 compared to the same quarter in the prior year. The EMEA segment was relatively flat.

Services revenue.  Services revenue decreased $22.2 million in the second quarter of 2020 compared to the same quarter in the prior year. Services revenue for the Americas, EMEA and APAC segments decreased $19.1 million, $1.7 million, and $1.4 million, respectively, compared to the same quarter in the prior year. The decline in services revenue was primarily due to some customers delaying project implementation and upgrades as a result of the COVID-19 pandemic.

Hardware revenue.  Hardware sales increased $1.4 million in the second quarter of 2020 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended June 30,
	2020	2019	% Change vs. Prior Year
Cost of software license	$591	$623	-5%
Cost of cloud subscriptions, maintenance and services	62,434	70,955	-12%
Total cost of revenue	$63,025	$71,578	-12%

Cost of Software License.  Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license remained relatively flat in the second quarter of 2020 compared with the same quarter in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services.  Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $8.5 million decrease in the quarter ended June 30, 2020 compared to the same quarter in the prior year was principally due to a $5.1 million decrease in performance-based compensation expense and a $5.7 million decrease in travel expense, offset by a $1.4 million increase in compensation and other personnel-related expenses and a $1.4 million increase in computer infrastructure costs related to cloud business transition.

Operating Expenses

	Three Months Ended June 30,
	2020	2019	% Change vs. Prior Year
	(in thousands)

Research and development	$19,931	$21,997	-9%
Sales and marketing	9,709	14,520	-33%
General and administrative	14,016	16,805	-17%
Depreciation and amortization	2,257	1,859	21%
Operating expenses	$45,913	$55,181	-17%

Research and Development.  Our principal R&D activities have focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omnichannel, including cloud-based solutions, point-of-sale and tablet retailing.

For each of the quarters ended June 30, 2020 and 2019, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended June 30, 2020 decreased by $2.1 million, compared to the same quarter of 2019 principally due to a $1.7 million decrease in performance-based compensation expense.

Sales and Marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased $4.8 million in the quarter ended June 30, 2020 compared to the same quarter in the prior year primarily due to a $2.3 million decrease in marketing and campaign programs, a $1.0 million decrease in performance-based compensation expense, a $0.9 million decrease in travel expense, and a $0.5 million decrease in compensation and other personnel-related expense.

General and administrative (G&A).  G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses decreased $2.8 million, in the current year quarter compared to the same quarter in the prior year, primarily due to a $1.0 million decrease in performance-based compensation expense, a $0.8 million decrease in compensation and other personnel related expenses, and a $0.6 million decrease in travel expense and professional fees.

Depreciation and Amortization.  Depreciation and amortization of intangibles and software expense for the second quarter of 2020 and 2019 was $2.3 million and $1.9 million, respectively. Amortization of acquisitions expense for the second quarter of 2020 and 2019 was immaterial.

Operating Income

Operating income in the second quarter of 2020 was $26.7 million compared to $27.6 million for the second quarter of 2019. Operating margin was 19.7% for the second quarter of 2020 versus 17.9% for the same quarter in the prior year. Operating income decreased primarily due to lower services revenue as we noticed some delays as a result of the COVID-19 pandemic. Operating margin increased primarily due to lower performance-based compensation expense and lower travel expense. With the impact of COVID-19, we have largely suspended hiring until the global demand environment improves.

Other Income and Income Taxes

	Three Months Ended June 30,
	2020	2019	% Change vs. Prior Year

Other loss, net	$(158)	$(71)	123%
Income tax provision	7,330	6,586	11%

Other income (loss), net.  Other income (loss), net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income (loss), net remained flat in the second quarter of 2020 compared to the same quarter in the prior year.

Income tax provision.  Our effective income tax rates were 27.6% and 23.9% for the quarters ended June 30, 2020 and 2019, respectively. The increase in the effective tax rate for the three months ended June 30, 2020 is due to an increase in non-deductible equity-based compensation, reduction in expected business credits and deductions, and a decrease of $0.1 million in excess tax benefits on restricted stock vestings.

Condensed Consolidated Financial Summary – First Six Months of 2020

•	Consolidated revenue: $289.5 million for the six months ended June 30, 2020 compared to $302.7 million for the six months ended June 30, 2019.
•	Cloud subscription revenue: $35.8 million for the six months ended June 30, 2020 compared to $16.9 million for the six months ended June 30, 2019.
•	Software license revenue: $15.4 million for the six months ended June 30, 2020, compared to $24.1 million for the six months ended June 30, 2019.
•	Operating income: $50.9 million for the six months ended June 30, 2020, compared to $55.9 million for the six months ended June 30, 2019.
•	Operating margins: 17.6% for the six months ended June 30, 2020 compared to 18.5% for the six months ended June 30, 2019.
•	Diluted earnings per share: $0.65 for the six months ended June 30, 2020 compared to $0.64 for the six months ended June 30, 2019.
•	Cash flow from operations: $60.4 million for the six months ended June 30, 2020, compared to $72.4 million for the six months ended June 30, 2019.
•	Cash and investments: $123.6 million at June 30, 2020, compared to $110.7 million at December 31, 2019.
•

Share repurchases: During the six months ended June 30, 2020, we reduced our common shares outstanding by approximately 0.1% primarily through the repurchase of approximately 0.3 million shares of our common stock, under the share repurchase program authorized by our board of directors, for a total investment of $25.0 million. However, as noted above, the Company’s share repurchase program is currently suspended.

Below we discuss our consolidated results of operations for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2020	2019	Prior Year	2020	2019
	(in thousands)

Cloud subscriptions	$35,763	$16,868	112%	12%	6%
Software license	15,416	24,135	-36%	5%	8%
Maintenance	71,642	73,422	-2%	25%	24%
Services	159,184	182,582	-13%	55%	60%
Hardware	7,528	5,738	31%	3%	2%
Total revenue	$289,533	$302,745	-4%	100%	100%

Cloud Subscription Revenue. Due to the release of Manhattan Active™ Solutions, cloud subscriptions revenue increased $18.9 million in the six months ended June 30, 2020 compared to the same period in the prior year, as customers began to purchase our SaaS offerings rather than a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $17.0 million, $1.4 million and $0.5 million, respectively, in the six months ended June 30, 2020.

Software License Revenue.  Software license revenue decreased $8.7 million in the six months ended June 30, 2020 compared to the same period in the prior year as customers began to purchase our SaaS offerings rather than a traditional perpetual license. We also noticed some shifts in the expected timing of deal closings from the second quarter of 2020 to the second half of the year as a result of the COVID-19 pandemic. Our license revenue performance depends on the number and relative value of large deals we close in the period.  License revenue for the Americas and EMEA segments decreased $2.0 million and $7.5 million, respectively, and license revenue for the APAC segment increased $0.8 million, in the six months ended June 30, 2020.

The license sales percentage mix across our product suite in the six months ended June 30, 2020 was over 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $1.8 million in the six months ended June 30, 2020 compared to the same period in the prior year. Maintenance revenue for the Americas and APAC segments decreased $1.7 million and $0.3 million, respectively, and maintenance revenue for the EMEA segment increased $0.2 million, in the six months ended June 30, 2020 compared to the same period in the prior year.

Services revenue.  Services revenue decreased $23.4 million in the six months ended June 30, 2020 compared to the same period in the prior year. The decline was primarily due to some customers delaying project implementation and upgrades as a result of the COVID-19 pandemic. Services revenue for the Americas and APAC segments decreased $21.2 million and $2.5 million, respectively, while services revenue for the EMEA segment increased $0.3 million in the six months ended June 30, 2020 compared with the same period in the prior year.

Hardware Revenue.  Hardware sales increased $1.8 million in the six months ended June 30, 2020 compared to the same period in the prior year.  The majority of our hardware revenue is derived from our Americas segment.  Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Six Months Ended June 30,
	2020	2019	% Change vs. Prior Year
Cost of software license	$1,146	$1,215	-6%
Cost of cloud subscriptions, maintenance and services	136,710	137,533	-1%
Total cost of revenue	$137,856	$138,748	-1%

Cost of Software License.  Cost of software license remained relatively flat in the six months ended June 30, 2020 compared with the same period in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud operations; maintenance services; and professional and technical services as well as hosting fees. The $0.8 million decrease in the six months ended June 30, 2020 compared to the same period in the prior year was principally due to a $6.7 million decrease in performance-based compensation expense, $6.4 million decrease in travel expense, offset by a $7.5 million increase in compensation and other personnel-related expense, and a $5.1 million increase in computer infrastructure costs related to cloud business transition.

Operating Expenses

	Six Months Ended June 30,
	2020	2019	% Change vs. Prior Year
	(in thousands)

Research and development	$43,259	$43,210	0%
Sales and marketing	22,797	29,301	-22%
General and administrative	30,130	31,855	-5%
Depreciation and amortization	4,603	3,773	22%
Operating expenses	$100,789	$108,139	-7%

Research and Development.  R&D expenses for the six months ended June 30, 2020 remained relatively flat compared to the same period in the prior year. For the same reasons included in the quarterly R&D discussion above, no R&D costs were capitalized during the six months ended June 30, 2020 and 2019.

Sales and Marketing.  Sales and marketing expenses decreased $6.5 million in the six months ended June 30, 2020 compared to the same period in the prior year primarily due to a $2.8 million decrease in performance-based compensation expense, a $2.2 million decrease in marketing and campaign programs, and a $1.1 million decrease in travel expense.

General and Administrative.  General and administrative expenses decreased $1.7 million in the six months ended June 30, 2020 compared to the same period in the prior year, primarily due to a $1.4 million increase in performance-based compensation expense.

Depreciation and Amortization.  Depreciation and amortization of intangibles and software expense for the six months ended June 30, 2020 and 2019 was $4.6 million and $3.8 million, respectively.  Amortization of acquisitions expense for the six months ended June 30, 2020 and 2019 was immaterial.

Operating Income

Operating income for the six months ended June 30, 2020 was $50.9 million compared to $55.9 million for the same period in the prior year. Operating margin was 17.6% for the first six months of 2020 versus 18.5% for the same period in the prior year. Operating income and margin have primarily decreased due to lower services revenue as we noticed some delays as a result of the COVID-19 pandemic.  With the impact of COVID-19, we have largely suspended hiring until the global demand environment improves. Operating income increased $0.4 million in the Americas segment, and decreased $4.0 million and $1.4 million in the EMEA and APAC segments, respectively.

Other Income and Income Taxes

	Six Months Ended June 30,
	2020	2019	% Change vs. Prior Year

Other income (loss), net	$1,262	$(442)	-386%
Income tax provision	10,416	13,519	-23%

Other income, net.  Other income, net increased $1.7 million in the six months ended June 30, 2020 compared to the same period in the prior year, primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $1.2 million in the six months ended June 30, 2020 and net foreign currency losses of $1.0 million in the six months ended June 30, 2019.

Income tax provision.  Our effective income tax rates were 20.0% and 24.4% for the six months ended June 30, 2020 and 2019, respectively. The decrease is the result of an increase of $3.7 million in excess tax benefits on restricted stock vestings, partially offset by an increase in non-deductible equity-based compensation, and reduction in expected business credits and deductions.

Liquidity and Capital Resources

During the first six months of 2020, while our UK and Australia foreign subsidiaries paid a distribution to the U.S., we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of June 30, 2020 included $95.0 million held in the U.S. and $28.6 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations, and we do not intend to further repatriate foreign funds to the U.S.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act in December 2017, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $60.4 million and $72.4 million in the six months ended June 30, 2020 and 2019, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the six months ended June 30, 2020 decreased $12.0 million compared to the same period in the prior year, which is mainly due to an increase in employee bonus payments and the timing of cash collections, partially offset by a decrease in income tax payments.

Cash flow used in investing activities totaled $1.8 million and $1.9 million in the six months ended June 30, 2020 and 2019, respectively. Our investing activities for both the six months ended June 30, 2020 and 2019 consisted of capital spending to support company growth and short-term investing. For the six months ended June 30, 2020 capital spending was $1.8 million. For the six months ended June 30, 2019, net maturities of investments totaled $1.4 million, while capital spending was $3.3 million.

Financing activities used cash of $43.2 million and $50.2 million for the six months ended June 30, 2020 and 2019, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the six months ended June 30, 2020 and 2019 totaled $43.2 million and $50.2 million, respectively, including shares withheld for taxes of $18.2 million and $5.3 million, respectively. We have suspended the share repurchase program to position our Company for uncertainty in the near-term as a result of the COVID-19 pandemic.

As disclosed in our Annual Report on Form 10-K, our principal commitments consist of obligations under operating leases. As we continue our business transition to a cloud subscription model, we have entered into multiple non-cancellable contracts for cloud infrastructure services. As of June 30, 2020, our cloud infrastructure obligations are approximately $52 million over the next 5 years.  We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations.  Our obligations, as of June 30, 2020, are approximately $7 million over the next 3 years. We expect to fulfill all of these commitments from our working capital.

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

Critical Accounting Policies and Estimates

In the first six months of 2020, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2019 other than the adoption of the ASC 326 Financial Instruments – Credit Losses.

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

Some of the factors that could cause actual results to differ materially from the results discussed in forward-looking statements include:

•

the duration and severity of the coronavirus disease (COVID-19) pandemic and of measures taken to combat its spread, and the effects of both on our employees, customers, partners and the global economy;

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2019, as supplemented by the risk factors disclosed in Item 1A, “Risk Factors” of our Form 10-Q for the quarter ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended June 30, 2020. As mentioned previously, our Board suspended the Company’s share repurchase program, because of COVID-19-related considerations and until conditions improve for the resumption of the program. Accordingly, during the three months ended June 30, 2020, the Company did not repurchase any shares of Manhattan Associates common stock under the share repurchase program. The Company’s authorized repurchase limit remains at $50 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2020	-	$-	-	50,000,000
May 1 - May 31, 2020	-	-	-	50,000,000
June 1 - June 30, 2020	-	-	-	50,000,000
Total	-		-

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

Item 6.Exhibits.

Exhibit 10.1

Manhattan Associates, Inc. 2020 Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2020 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 30, 2020 (Commission File No. 000-23999))

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	July 27, 2020	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2020	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)