Form 10-K
period 2020-12-31
MANHATTAN ASSOCIATES INC
filed 2021-02-05
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2020 was $5,983,486,786, which was calculated based upon a closing sales price of $94.20 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of January 31, 2021, the Registrant had outstanding 63,802,122 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2021 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

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

Manhattan Associates’ Software Solution Portfolios

Our portfolio of solutions takes a platform-based approach to key areas.  This approach employs a holistic technology approach that provides customers with three major benefits:

•

Industry Leading Feature Function – Manhattan solutions are consistently rated by customers and industry analysts alike as providing the most comprehensive and innovative feature function in the market. From warehouse management to point of sale, our solutions are consistently at the top of the market with respect to configurability, capability and usability. Customers choose Manhattan applications to solve the industry’s most complex supply chain problems. Our combination of deep domain expertise, an in-house data science and operations research team, and a specialized user experience team combine to differentiate Manhattan solutions.

•

Solution Unification – Manhattan solutions are organized into three groups: omni-channel, supply chain, and inventory. Each one of these groups are engineered to provide cross-application benefit that simplifies and improves operations within those three areas. This approach significantly reduces complexity, maintenance and application risk for our customers which provides an expanded set of so-called end-to-end capabilities. As complexity continues to grow for our customers, Manhattan provides value by eliminating the need to design, build and maintain complex system to system integration.

•

Delivered on a Cloud Native Platform – The Manhattan Active application architecture is highly differentiated amongst enterprise application providers, particularly within the Supply Chain category. Our microservice based architecture delivers both a versionless yet highly extensible experience for our customers. We offer our customers access to new innovation on a quarterly basis, ensuring all customers are running on a single fully up-to-date codebase. Manhattan Active also provides zero downtime updates, so access to innovation is delivered seamlessly into customer environments without the need for planned maintenance windows.

Supply Chain Solutions

As previously described, Manhattan’s Supply Chain Solutions are focused on the distribution and transportation operations of the enterprise.  There are three main components of Manhattan’s Supply Chain Solutions:

•

Distribution Management - These applications comprise Manhattan’s Warehouse Management Solutions (WMS) commonly used to manage the complexity of the modern distribution center.  WMS manages the flow of goods and information across the distribution center.  WMS is now delivered for new and upgrading customers in the form of Manhattan Active Warehouse Management (WM), a truly cloud native and versionless application which delivers new innovation on a quarterly basis. Manhattan Active WM runs on Google Cloud Platform, is offered exclusively via subscription, and includes state of the art fulfillment optimization technology; a consumer grade mobile app experience for the associate; and embedded gamification capabilities to improve associate engagement and performance. Manhattan Active WM is fully configurable and technically extensible, meaning customers can build their own componentry to work alongside our base application. Manhattan Active WM embeds labor management and slotting capabilities.  Manhattan’s WMS customers can benefit from its embedded warehouse execution system that coordinates the interaction between automation, robotics and labor for maximum efficiency. Manhattan’s WMS also enables the efficient utilization of a single distribution center for direct-to-consumer, retail replenishment and high-volume wholesale fulfilment. Our WMS provides the customer the most productive operation that can scale to meet the highest demands during peak season yet can still operate effectively and profitably throughout the course of the year.

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

SCALE is now also available as Manhattan Active SCALE, delivered in the cloud on Microsoft’s Azure platform. Manhattan Active SCALE customers receive new capability on an annual basis and enjoy full configurability and elements of technical extensibility even when delivered on Azure. SCALE continues to be offered on premise via perpetual license and on a subscription basis as part of Manhattan Active SCALE.

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

●

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

Technology Platform

To fulfill increasing market demand for software-as-a-service models, Manhattan offers Manhattan ActiveTM Solutions – cloud-native products designed to provide “always current” version-less product access. Like all Manhattan software, the solutions can be run on any type of device – mobile, tablet, or desktop. Manhattan Active solutions are sold directly in multi-year cloud subscription arrangements, typically for a period of three to five years, providing clients with regular software updates during the contract period to ensure access to the latest product features and benefiting Manhattan with a highly predictable and regular revenue stream.

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

Expand International Presence. Our solutions offer significant benefits to customers in markets around the world, and for organizations with global operations. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia. Our Europe, Middle East, and Africa (EMEA) operations support sales, implementation services, and customer support functions for customers in Europe, as well as a number of customers across the Middle East, concentrated in countries we consider politically and economically stable. Our Asia Pacific (APAC) operations service emerging opportunities in China, Southeast Asia, and India, as well as more established markets in Japan, Australia and New Zealand. Our emerging markets international strategy includes leveraging the strength of our relationships with current U.S. and Europe-based customers that also have significant international operations.

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

Our Manhattan Value Partner (Manhattan MVP™) and Manhattan GeoPartner™ programs foster joint sales and marketing with other organizations. Manhattan Value Partners are proven software and hardware providers, trusted third-party integrators and consultants who bring added value to customer engagements through vertical industry knowledge or technical specialization. Manhattan MVPs support and complement our supply chain solutions so we can provide customers with a comprehensive approach that is suited to their business requirements. This collaborative program is designed to benefit both Manhattan and our partners through tailored joint marketing, sales and, in some cases, co-development efforts. Among others, Manhattan MVPs include Google Cloud, Deloitte, Accenture, Cognizant, Zebra, and Honeywell. Manhattan GeoPartners represent a select group of companies that sell and implement our solutions in specific geographies around the world, each providing valuable localized expertise to meet customer needs in areas such as Western Europe, Eastern Europe, Russia, the Middle East, Latin America, Africa, and the Asia Pacific region.

Customers

To date, our customers have been suppliers, manufacturers, distributors, retailers, and logistics providers in a variety of industries. Our top five customers (new or pre-existing) in the aggregate accounted for 12%, 11%, and 13% of total revenue for the years ended December 31, 2020 (“2020”), the year ended December 31, 2019 (“2019”) and the year ended December 31, 2018 (“2018”), respectively. No single customer accounted for more than 10% of our total revenue in 2020, 2019 and 2018.

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

Our competitors are diverse and offer a variety of solutions directed at various aspects of enterprise commerce. Existing competitors include:

●	Corporate information technology departments of current or potential customers capable of internally developing solutions;
●	ERP vendors, including: Oracle, SAP, and Infor, among others;
●

Supply chain execution and planning vendors, including Blue Yonder Group, Inc. (formerly JDA Software Group, Inc.), HighJump Software Inc., SAS Institute Inc., and the Sterling Commerce division of IBM, among others;

●	Point of sale vendors, including Aptos, Inc., Salesforce.com, Oracle, among others; and
●	Smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or planning solutions that apply in specific countries and/or globally.

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

International Operations: Segments

We have three reportable segments based on geographic location: North and Latin America (“the Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). For further information on our segments, see Note 8 of the Notes to our Consolidated Financial Statements. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2020 we employed approximately 2,000 employees in our international operations.

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

As of December 31, 2020, we employed approximately 3,400 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Our workforce is highly educated and diverse, which we believe is important for our continued success as a leading innovator in supply chain and omnichannel commerce software and services. Our employees comprise software developers, engineers, and other technical workers and professionals in business operations and administration. None of our U.S. employees are subject to a collective bargaining agreement; our employees in both France (approximately 120 employee) and the Netherlands (approximately 60 employees) are represented by employee works councils. Globally, we have experienced no work stoppages, and we believe our relations with our employees are good.

We employ a number of strategies to best enable us to attract, retain, and engage our team members. To build a steady and diverse pipeline of talent, we have a robust in-house recruiting program, which includes campus recruiting focused on universities with leading supply chain, engineering, and computer science programs. Further, we employ recruiting processes that mitigate unconscious biases and promote diverse candidate pools. Additionally, we cultivate partnerships with organizations focused on hiring women, minorities, individuals with disabilities, and veterans, including Americas Job Exchange, Technologists of Color, and Society of Women Engineers. Our campus programs include recruitment at historically black colleges and universities (HBCUs) and other schools with a relatively high percentage of females and minorities enrolled in engineering and computer science programs. Further, as a federal contractor, we comply with federal contractor affirmative action requirements to employ and advance women, minorities, individuals with disabilities, and protected veterans.

To attract and retain employees, we provide competitive compensation and benefits programs, employee recognition, career development opportunities, and access to continual growth through online learning platforms, external training, and in-house live training. In addition, to further employee enrichment and engagement, we periodically survey our employees regarding their engagement levels. We use these survey results to determine how we can continue to create work environments that enable and energize our employees and to develop a positive working culture. We provide opportunities for our employees to take a half day each year to give back to their communities. We call this our Manhattan PurposeTM day.  Our employees are also given multiple opportunities to serve through community partnerships that we cultivate through our Manhattan ConnectTM programs. To encourage our inclusive culture, we offer our Women’s Initiative Network (WINTM) and our Multicultural Network (MCNTM). We also have a dedicated learning path for all employees regarding diversity and inclusion.

We have taken steps to best ensure the health and safety of our employees globally during the COVID-19 pandemic. With most of our workforce temporarily working virtually, we have provided learning resources to enable this transition, including how to host productive virtual meetings and managing employees remotely. We also have provided health and wellness sessions through the year to promote the continued wellbeing of our employees. Finally, despite the global pandemic, we have been able to maintain our employee workforce around the globe without material contraction.

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

Risks Related to Our Business

The ongoing COVID-19 pandemic could materially adversely affect our business, results of operations and financial condition. In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, and the disease it causes, COVID-19, a pandemic. The pandemic continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures from time to time to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to completely predict the full impact that COVID-19 and related remedial measures will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers, suppliers and other counterparties, for an indefinite period of time.

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

While we have experienced strong demand during 2020 and expect continued growth for our Cloud solutions, sales cycles could extend as our customers and prospects continue to evaluate our solutions, including Manhattan Active Warehouse Management.

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

In addition to the risks described above, there may be other risks not currently recognized or not fully appreciated at this time, as this crisis is both unprecedented and rapidly evolving. Consequently, our business, results of operations and financial condition could be materially, adversely affected not only by some of the COVID-19-related factors described above, but by other related factors of which we may be currently unaware.

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

Our liability to clients may be substantial if our systems fail, which could adversely impact our business, results of operations, cash flow, and financial condition. Our products are often critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. If our products fail to function as required—which, as described in more detail in other risk factors, could be due to software bugs, cloud hosting service failures, security breaches, faulty implementations or other reasons—we may be subject to claims for substantial damages. Courts may not enforce provisions in our contracts that would limit our liability or otherwise protect us from liability for damages. Defending a lawsuit, regardless of its merit, could be costly and divert management’s time and attention. Although we maintain general liability insurance and error and omissions coverage, these coverages may not continue to be available on reasonable terms or in sufficient amounts to cover claims against us. In addition, our insurer may disclaim coverage as to any future claim. If claims exceeding the available insurance coverage are successfully asserted against us, or our insurer imposes premium increases or large deductibles or co-insurance requirements on us, then our business, results of operations, cash flow, and financial condition could be adversely affected.

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

We may not be able to continue to successfully compete with other companies. We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings. Our current competitors come from many segments of the software industry and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. We face competition for product sales from:

●	Corporate information technology departments of current or potential customers capable of internally developing solutions;
●	ERP vendors, including: Oracle, SAP, and Infor, among others;
●

Supply chain execution and planning vendors, including Blue Yonder Group, Inc. (formerly JDA Software Group, Inc.), HighJump Software Inc., SAS Institute Inc., and the Sterling Commerce division of IBM, among others;

●	Point of sale vendors, including Aptos, Inc., Salesforce.com, Oracle, among others; and
●	Smaller independent companies that have developed or are attempting to develop supply chain execution solutions and/or planning solutions that apply in specific countries and/or globally.

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

Risks Related to Our Intellectual Property and Cybersecurity

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

Risks Related to Laws and Regulations

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

In addition, the United States government enacted tax reform and other governments are considering adopting tax reform measures that could impact future effective tax rates favorably or unfavorably. These tax reforms could come in the form of changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have a material adverse impact on our financial results.

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

Risks Related to International Operations

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

We have international offices in the Americas: Chile and the United States; in Europe: France, Germany, Italy, the Netherlands, Spain, and the United Kingdom; and in Asia: China, India, Japan, and Singapore; and Australia. We have committed resources to maintaining and further expanding, where appropriate, our sales offices and sales and support channels in key international markets. However, our efforts may not be successful. International sales are subject to many risks and difficulties, including those arising from the following: building and maintaining a competitive presence in new markets; staffing and managing foreign operations; managing international systems integrators; complying with a variety of foreign laws; producing localized versions of our products; import and export restrictions and tariffs, including as a result of a trade war; enforcing contracts and collecting accounts receivable; unexpected changes in regulatory requirements; reduced protection for intellectual property rights in some countries; potential adverse tax treatment; less stringent adherence to ethical and legal standards by prospective customers in some countries; language and cultural barriers; currency fluctuations; political and economic instability abroad; and seasonal fluctuations.

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

Economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union could adversely affect our business. The United Kingdom ceased to be a member state of the European Union on January 31, 2020, commonly referred to as Brexit, and the transition period provided for in the withdrawal agreement entered by the United Kingdom and the European Union ended on December 31, 2020. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement that covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it related to trade, transport, visas, judicial, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. Notably, under the trade and cooperation agreement, United Kingdom service suppliers no longer benefit from automatic access to the entire European Union single market, United Kingdom goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. Brexit has caused, and may continue to result in, significant volatility in global stock market and currency exchange rate fluctuations of the U.S. dollar relative to other foreign currencies in which we conduct business.  While the specific impact of Brexit is not yet known, Brexit may cause our customers to closely monitor their costs and reduce their spending budgets. This could adversely affect our business, financial condition, operating results and cash flows. Our EMEA operations represented approximately 16% of our total revenue for both 2020 and 2019.

Risks Related to Our Common Stock

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

General Risk Factors

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

Adverse litigation results could affect our business. From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business, and occasionally legal proceeding not in the ordinary course. Litigation can be lengthy, expensive and disruptive to our operations, and can divert our management’s attention away from running our core business. The results of any litigation also cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding legal matters in which we are involved, if any, can be found in Note 5 of the Notes to our Consolidated Financial Statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal administrative, sales, marketing, support, and research and development facility is located in approximately 221,000 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through September 30, 2025. We have an additional office under a multi-year agreement in New Jersey. We also occupy facilities outside of the United States under multi-year agreements in the United Kingdom, the Netherlands, France, Chile, China, Japan, Singapore, India, Italy, and Australia. We also occupy offices under short-term agreements in Germany and Spain. We believe our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.

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

Market for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The number of registered shareholders of record of our common stock as of January 29, 2021 was 13. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Equity Compensation Plan Information

In the following table, we provide information regarding our current equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,462,864	$0.00	4,526,518
Equity compensation plans not approved by security holders	-	-	-
Total	1,462,864	$0.00	4,526,518

You may find additional information regarding our equity compensation plans in Note 2 of the Notes to our Consolidated Financial Statements.

Purchase of Equity Securities

In the following table, we provide information regarding our common stock repurchases under our publicly-announced share repurchase program for the quarter ended December 31, 2020. Effective April 1, 2020, our Board suspended the Company’s share repurchase program, because of COVID-19-related considerations and until conditions improve for the resumption of the program. Accordingly, during the quarter ended December 31, 2020, the Company did not repurchase any shares of Manhattan Associates common stock under the share repurchase program. The Company’s authorized repurchase limit remains at $50 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2020	-	-	-	$50,000,000
November 1 - November 30, 2020	-	-	-	50,000,000
December 1 - December 31, 2020	-	-	-	50,000,000
Total	-		-

During the year ended December 31, 2020, we repurchased a total of 337,007 shares at an average price per share of $74.18 under our publicly-announced share repurchase program. In January 2021, our Board of Directors authorized the Company to repurchase up to an aggregate of $50 million of the Company’s common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income and cash flow data for the years ended December 31, 2020, 2019 and 2018, and the balance sheet data as of December 31, 2020 and 2019, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of income and cash flow data for the years ended December 31, 2017 (“2017”) and 2016 (“2016”) and the balance sheet data as of December 31, 2018, 2017, and 2016 are derived from audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2016	2017	2018	2019	2020
	(in thousands, except per share data)
Statement of Income Data:
Cloud subscriptions	$5,783	$9,596	$23,104	$46,831	$79,830
Software license	$79,213	$72,313	$45,368	$48,855	$38,284
Total revenue	$604,557	$594,599	$559,157	$617,949	$586,372
Operating income	$194,307	$185,645	$133,887	$115,924	$114,061
Net income	$124,234	$116,481	$104,690	$85,762	$87,240
Earnings per diluted share	$1.72	$1.68	$1.58	$1.32	$1.36

	December 31,
	2016	2017	2018	2019	2020
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$95,615	$125,522	$100,566	$110,678	$204,705
Total assets	$297,140	$314,995	$307,150	$372,279	$465,412
Debt	$ -	$ -	$ -	$ -	$-
Shareholders' equity	$169,366	$174,956	$147,147	$142,278	$218,897

	Year Ended December 31,
	2016	2017	2018	2019	2020
	(in thousands)
Statement of Cash Flow Data:
Operating cash flow	$139,346	$164,066	$137,349	$146,908	$140,885

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have five principal sources of revenue:

●	cloud subscriptions, including software as a service (SaaS) and hosting of software;
●	licenses of our software;
●	customer support services and software enhancements (collectively, “maintenance”);
●

professional services, including solutions planning and implementation, related consulting, customer training, and reimbursements from customers for out-of-pocket expenses (collectively, “services”); and

●	hardware sales.

In 2020, we generated $586.4 million in total revenue, with a revenue mix of: cloud subscriptions 14%; software license 6%; maintenance 25%; services revenue 52%; and hardware 3%.

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue is based on the location of the sale. Our international revenue was approximately $178.1 million, $189.1 million and $174.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, which represents approximately 30%, 31% and 31% of our total revenue for the years ended December 31, 2020, 2019 and 2018, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2020, we employed approximately 3,400 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Regarding the impact of the novel coronavirus disease (“COVID-19”) pandemic, we remain cautious about the global recovery, which we expect to be slow and protracted. In 2020, we experienced solid demand for our cloud-based supply chain and omnichannel commerce solutions and our competitive win rates remain strong. In May, we launched Manhattan Active® Warehouse Management, the next generation of Warehouse Management solutions. We have rearchitected our warehouse management solution from the ground up as a cloud-native, microservices based, versionless application. The reception has been positive and pipeline opportunities continue to build. Our solutions are mission critical, supporting large and complex, global supply chains. While we are experiencing strong demand and expect continued growth for our Cloud solutions, sales cycles could be extended as customers and prospects continue to evaluate our industry leading, modern solutions, including Manhattan Active Warehouse Management. Our Professional Services revenue for the year ended December 31, 2020 is approximately 16% lower, and excluding billed travel, approximately 13% lower than the year ended December 31, 2019, as clients delay projects due to COVID-19. We have had no notable cancellations in 2020. For 2021, we expect Services revenue to grow fueled by Cloud revenue growth. We expect Q1 2021 Services revenue to decrease against an all-time record Q1 2020 comparison.  While COVID-19 could create some near-term fluctuations, we are forecasting for improving year over year growth for the remaining balance of 2021.

We have taken steps to best protect the health and safety of our employees globally.  Our daily execution has evolved largely into a virtual model, but we believe we have been successful in maintaining our ability to effectively communicate with and service our customers and customer prospects during the pandemic period.

As previously announced, effective April 1, 2020, we took temporary actions to manage operating expenses and cash flow, including reduction of officer salaries and board of directors’ fees, and suspension of our 401k plan company match.  We also temporarily suspended our share repurchase program.  These actions did not materially impact our ability to support our customers or make key investments in research and development to further extend our competitive positioning. We continue to monitor and aggressively managing operating expenses globally. We also will continue to actively monitor the situation and may take further actions that modify our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, and partners.

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

For 2021, our five strategic goals continue to be:

•Focus on customer success and drive sustainable long-term growth;

•Invest in innovation to expand our products and total addressable market;

•Expand our Manhattan Active Suite of Cloud Solutions;

•Develop and grow our cloud business and cloud subscription revenue; and

•Expand our global sales and marketing teams.

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

With the launch of Manhattan Active™ Solutions, in year 3 of our cloud transition, demand for our cloud solutions is the dominant preference of customers. Our perpetual license solutions are rapidly attritting due to market demand for Cloud with 90% of our pipeline representing cloud. Cloud is our fastest growing revenue line and represents 68% of total software revenue in 2020. We believe the reduction in License and maintenance revenue in favor of our Cloud based offerings is positive for our customers and Manhattan Associates.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In 2020, approximately 70% of our total revenue was generated in the United States, 16% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc., an information technology research and advisory company, estimates that nearly 80% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

In January 2021, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update. The WEO update noted, “the global economy is projected to grow 5.5 percent in 2021 and 4.2 percent in 2022. The 2021 forecast is revised up 0.3 percentage point relative to the previous forecast, reflecting expectations of a vaccine-powered strengthening of activity later in the year and additional policy support in a few large economies.”

The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 4.3 and 3.1 percent in 2021 and 2022, while the emerging and developing economies would grow at about 6.3 percent in 2021 and 5.0 percent in 2022.

While we are encouraged by our results, we, along with many of our customers, still remain cautious regarding the pace of global economic growth. We believe global geopolitical and economic volatility associated with the pandemic likely will continue to shape customers’ and prospects’ enterprise software buying decisions, making it challenging to forecast sales cycles for our products and the timing of large enterprise software license and cloud subscription sales.

Revenue

Cloud Subscriptions and Software License revenue: Cloud subscriptions revenue and remaining performance obligation growth are the leading indicators of our business performance, primarily derived from cloud subscription fees that customers pay for supply chain solutions. Since we announced our transition to becoming a cloud-first company in 2017 with our launch of Manhattan Active Solutions, we have continued to see a significant shift in demand for cloud solutions versus software license. By comparison, in 2016, cloud subscriptions and software license revenue represented 7% and 93%, respectively, of our total cloud and software license revenue mix. In the full year ended 2020, cloud subscriptions and software license revenue were 68% and 32%, respectively, of our total cloud subscriptions and software license revenue mix. Going forward, we expect cloud revenue to increase as a percentage of total software and cloud revenue mix as market demand for cloud solutions is supplanting legacy perpetual license demand.

In 2020, cloud subscriptions revenue totaled $79.8 million, or 14% of total revenue. The Americas, EMEA, and APAC segments recognized $69.5 million, $8.4 million and $1.9 million in cloud subscriptions revenue, respectively, in 2020. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically 36 to 60 months.

In 2020, license revenue totaled $38.3 million, or 6% of total revenue, with gross margins of 92.4%. The Americas, EMEA, and APAC segments totaled $30.5 million, $4.3 million, and $3.5 million in license revenue, respectively, in 2020. The percentage mix of new to existing customers for the combination of cloud subscriptions and software license sales was approximately 20/80 in 2020.

Cloud subscriptions and software license revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. In addition, the timing of the closing of a few large software license transactions can have a material impact on our software license revenues, operating profit, operating margins and earnings per share. For example, $0.8 million of either pre-tax profit or expense in 2020 equates to approximately one cent of diluted earnings per share impact.

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

Maintenance Revenue: Our maintenance revenue totaled $147.7 million, or 25% of total revenue. The Americas, EMEA and APAC segments recognized $116.3 million, $22.2 million, and $9.2 million, respectively, in maintenance revenue in 2020. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. The growth of maintenance revenues is influenced by: (1) new software license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services Revenue: In 2020, our services revenue totaled $303.6 million, or 52% of total revenue. The Americas, EMEA, and APAC segments recognized $232.9 million, $58.4 million, and $12.3 million, respectively. Due to our large services revenue mix as a percentage of total revenue, our consolidated operating margin profile may be lower than those of our competitors, and while we believe our services margins are strong, they do lower our operating margin profile as services margins are inherently lower than the margin for software license revenue and some of our other revenue sources.

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

Hardware Revenue: Our hardware revenue, which we recognize net of related costs as of January 1, 2018, totaled $16.9 million in 2020 representing 3% of total revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global retailers, manufacturers, wholesalers, distributors and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our R&D expenses for the years ended December 31, 2020, 2019 and 2018 were $84.3 million, $87.6 million, and $71.9 million, respectively.

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

Cash Flow and Financial Condition

For 2020, we generated cash flow from operating activities of $140.9 million and have generated a cumulative total of $425.1 million for the three years ended December 31, 2020. Our cash at December 31, 2020 totaled $204.7 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been for funding investments in R&D, in operations to drive earnings growth, and in repurchases of our common stock.

During 2020, we repurchased approximately $25.0 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In April 2020, the Company suspended its share repurchase program because of COVID-19-related considerations. Accordingly, during the second, third and fourth quarters of 2020, the Company did not repurchase any shares of Manhattan Associates common stock under the share repurchase program. The Company’s authorized repurchase limit remains at $50 million.

In 2021, our priorities for use of cash will continue to be investments in product development and in our business supporting the transition to Cloud. We expect to continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We also expect to continue weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements in 2021 for general corporate purposes.

Full Year 2020 Financial Summary

●	Diluted earnings per share: $1.36 for 2020 compared to $1.32 for 2019;
●	Consolidated revenue: $586.4 million for 2020 compared to $617.9 million for 2019;
●	Cloud subscription revenue: $79.8 million for 2020 compared to $46.8 million for 2019;
●	License revenue: $38.3 million for 2020 compared to $48.9 million for 2019;
●	Operating income: $114.1 million for 2020 compared to $115.9 million for 2019;
●	Operating margins: 19.5% for 2020 compared to operating margins of 18.8% for 2019;
●	Cash flow from operations: $140.9 million for 2020 compared to $146.9 million for 2019;
●	Cash and investments: $204.7 million at December 31, 2020 compared to $110.7 million at December 31, 2019; and
●

Share repurchases: During the three months ended March 31, 2020, we repurchased 337,007 shares of Manhattan Associates’ outstanding common stock for approximately $25.0 million under the share repurchase program approved by our Board of Directors. In April 2020, the Company suspended its share repurchase program because of COVID-19-related considerations. Accordingly, during the second, third and fourth quarters of 2020, the Company did not repurchase any shares of Manhattan Associates common stock under the share repurchase program. In January 2021, our Board of Directors authorized the Company to repurchase up to an aggregate of $50 million of the Company’s common stock.

Results of Operations

In the following table, we present a selection of certain Statement of Income data for 2020, 2019 and 2018. With our transition to and growth in cloud subscriptions, which began in 2017, we believe separate disclosures of our software license, cloud subscriptions, maintenance and services revenue is meaningful to investors and provides an important measure of our business performance.

	Year Ended December 31,
				% Change vs. Prior Year
	2020	2019	2018	2020	2019
	(in thousands)
Revenue:
Cloud subscriptions	$79,830	$46,831	$23,104	70%	103%
Software license	38,284	48,855	45,368	-22%	8%
Maintenance	147,748	149,230	147,033	-1%	1%
Services	303,569	360,516	329,685	-16%	9%
Hardware	16,941	12,517	13,967	35%	-10%
Total revenue	586,372	617,949	559,157	-5%	11%
Costs and expenses:
Cost of software license	2,894	2,626	5,297	10%	-50%
Cost of cloud subscriptions, maintenance and services	266,993	282,341	235,584	-5%	20%
Research and development	84,276	87,608	71,896	-4%	22%
Sales and marketing	47,758	56,860	51,262	-16%	11%
General and administrative	61,444	64,603	52,618	-5%	23%
Depreciation and amortization	8,946	7,987	8,613	12%	-7%
Total costs and expenses	472,311	502,025	425,270	-6%	18%
Income from operations	$114,061	$115,924	$133,887	-2%	-13%
Operating margin	19.5%	18.8%	23.9%

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with our operations in India. During 2020, 2019, or 2018, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating profit by segment:

	Year Ended December 31,
				% Change vs. Prior Year
	2020	2019	2018	2020	2019
Revenue:	(in thousands)
Cloud subscriptions
Americas	$69,469	$40,927	$20,611	70%	99%
EMEA	8,465	4,762	2,075	78%	129%
APAC	1,896	1,142	418	66%	173%
Total cloud subscriptions	79,830	46,831	23,104	70%	103%

Software license
Americas	30,509	34,544	28,423	-12%	22%
EMEA	4,308	11,518	11,406	-63%	1%
APAC	3,467	2,793	5,539	24%	-50%
Total software license	38,284	48,855	45,368	-22%	8%

Maintenance
Americas	116,309	118,891	117,489	-2%	1%
EMEA	22,208	21,322	20,933	4%	2%
APAC	9,231	9,017	8,611	2%	5%
Total maintenance	147,748	149,230	147,033	-1%	1%

Services
Americas	232,954	283,008	265,165	-18%	7%
EMEA	58,360	60,618	50,328	-4%	20%
APAC	12,255	16,890	14,192	-27%	19%
Total services	303,569	360,516	329,685	-16%	9%

Hardware
Americas	16,698	12,464	13,798	34%	-10%
EMEA	241	53	2	355%	2550%
APAC	2	-	167	NA	-100%
Total hardware	16,941	12,517	13,967	35%	-10%

Total Revenue
Americas	465,939	489,834	445,486	-5%	10%
EMEA	93,582	98,273	84,744	-5%	16%
APAC	26,851	29,842	28,927	-10%	3%
Total revenue	$586,372	$617,949	$559,157	-5%	11%

Operating income:
Americas	$81,109	$78,624	$97,529	3%	-19%
EMEA	24,637	26,934	26,437	-9%	2%
APAC	8,315	10,366	9,921	-20%	4%
Total operating income	$114,061	$115,924	$133,887	-2%	-13%

The consolidated results of our operations for the years ended December 31, 2020, 2019 and 2018 are discussed below.

Revenue

Our revenue consists of fees generated from cloud subscriptions, software licensing, maintenance, professional services, and hardware sales.

	Year Ended December 31,
				% Change vs. Prior Year		% of Total Revenue
	2020	2019	2018	2020	2019	2020	2019	2018
	(in thousands)
Cloud subscriptions	$79,830	$46,831	$23,104	70%	103%	14%	8%	4%
Software license	38,284	48,855	45,368	-22%	8%	6%	8%	8%
Maintenance	147,748	149,230	147,033	-1%	1%	25%	24%	26%
Services	303,569	360,516	329,685	-16%	9%	52%	58%	59%
Hardware	16,941	12,517	13,967	35%	-10%	3%	2%	3%
Total revenue	$586,372	$617,949	$559,157	-5%	11%	100%	100%	100%

Cloud Subscriptions Revenue

Year 2020 compared with year 2019

In 2017, we released Manhattan Active™ Solutions accelerating our business transition to cloud subscriptions. As a result, cloud subscriptions revenue increased $33.0 million to $79.8 million in 2020 compared to 2019 as customers continue to purchase our SaaS offerings rather than a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $28.5 million, $3.7 million and $0.8 million, respectively.

Year 2019 compared with year 2018

Cloud subscriptions revenue increased $23.7 million to $46.8 million in 2019 compared to 2018 as customers began to purchase our SaaS offerings rather than a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $20.3 million, $2.7 million and $0.7 million, respectively.

Software License Revenue

Year 2020 compared with year 2019

Software license revenue decreased $10.6 million to $38.3 million in 2020 compared to 2019 as customers continue to purchase our SaaS offerings rather than a traditional perpetual license. Our license revenue performance depends on the number and relative value of large deals we close in the period. License revenue for the Americas and EMEA segments decreased $4.0 million and $7.2 million, respectively, and license revenue for the APAC segment increased $0.6 million, in 2020 over 2019.

The perpetual license sales percentage mix across our product suite in 2020 was approximately 80% warehouse management solutions.

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

Maintenance Revenue

Year 2020 compared with year 2019

Maintenance revenue decreased $1.5 million in 2020 compared to 2019. Maintenance revenue for the Americas segments decreased $2.6 million, while the EMEA and APAC segments increased $0.9 million and $0.2 million compared to 2019, respectively.

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

Services Revenue

Year 2020 compared with year 2019

Services revenue decreased $56.9 million in 2020 compared to 2019. The Americas, EMEA and APAC segments decreased $50.0 million, $2.3 million and $4.6 million, respectively, compared to 2019. The decline in services revenue was primarily due to some customers delaying project implementation and upgrades as a result of the COVID-19 pandemic.

Year 2019 compared with year 2018

Services revenue increased $30.8 million in 2019 compared to 2018. The Americas, EMEA and APAC segments increased $17.8 million, $10.3 million and $2.7 million, respectively, compared to 2018.

Hardware Revenue

Hardware revenue, net increased $4.4 million in 2020 compared to 2019. Hardware revenue, net decreased $1.5 million in 2019 compared to 2018. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Year Ended December 31,
				% Change vs. Prior Year
	2020	2019	2018	2020	2019
	(in thousands)

Cost of software license	$2,894	$2,626	$5,297	10%	-50%
Cost of cloud subscriptions, maintenance and services	266,993	282,341	235,584	-5%	20%
Total cost of revenue	$269,887	$284,967	$240,881	-5%	18%

Cost of Software License

Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. In 2020, cost of license increased by $0.3 million, compared to 2019. In 2019, cost of software license decreased $2.7 million compared to 2018 principally due to a $1.7 million decrease in third-party software license fees and a $1.0 million decrease in royalty costs.

Cost of Cloud Subscriptions, Maintenance and Services

Year 2020 compared with year 2019

Cost of cloud subscriptions, maintenance and services consists primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $15.3 million decrease in 2020 compared to 2019 was principally due to a $18.7 million decrease in travel expense, a $7.4 million decrease in performance-based compensation expense and a $0.7 million decrease in facilities expense, offset by a $6.1 million increase in compensation and other personnel-related expense, and a $7.0 million increase in computer infrastructure costs related to cloud business transition.

Year 2019 compared with year 2018

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

Operating Expenses

	Year Ended December 31,
				% Change vs. Prior Year
	2020	2019	2018	2020	2019
	(in thousands)

Research and development	$84,276	$87,608	$71,896	-4%	22%
Sales and marketing	47,758	56,860	51,262	-16%	11%
General and administrative	61,444	64,603	52,618	-5%	23%
Depreciation and amortization	8,946	7,987	8,613	12%	-7%
Operating expenses	$202,424	$217,058	$184,389	-7%	18%

Research and Development

Our principal research and development (R&D) activities during 2020, 2019 and 2018 focused on the expansion and integration of new products and releases, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization and Omnichannel including cloud-based solutions, point-of-sale and tablet retailing.

For 2020, 2019 and 2018, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Year 2020 compared with year 2019

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses in 2020 decreased by $3.3 million compared to 2019. This decrease is principally due to a $2.0 million decrease in performance-based compensation expense, and a $1.1 million decrease in travel related expense.

Year 2019 compared with year 2018

Research and development expenses in 2019 increased by $15.7 million compared to 2018. This increase is primarily due to a $10.6 million increase in compensation and other personnel-related expenses, $3.0 million increase in performance-based compensation expense, and $1.7 million increase in computer infrastructure costs, resulting from increased headcount to support R&D activities.

Sales and Marketing

Year 2020 compared with year 2019

Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased by $9.1 million in 2020 compared to 2019, primarily due to a $3.1 million decrease in marketing and campaign programs, a $2.7 million decrease in performance-based compensation expense, and a $2.6 million decrease in travel expenses.

Year 2019 compared with year 2018

Sales and marketing expenses increased $5.6 million in 2019 compared to 2018, primarily due to a $4.9 million increase in performance-based compensation expense and a $2.5 million increase in compensation and other personnel-related expenses, offset by a $1.9 million decrease in marketing related expenses.

General and Administrative

Year 2020 compared with year 2019

General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses decreased $3.2 million in 2020 primarily due to a $1.5 million decrease in performance-based compensation expense, a $0.5 million decrease in compensation and other personnel-related expenses, and a $0.5 million decrease in corporate event-related expenses.

Year 2019 compared with year 2018

     General and administrative expenses increased $12.0 million in 2019 primarily attributable to a $8.9 million increase in compensation and other personnel-related expenses resulting from increased headcount, a $1.9 million increase in performance-based compensation expense, and a $1.1 million increase in computer infrastructure costs.

Depreciation and Amortization

Depreciation and amortization of intangibles and software expense amounted to $8.9 million, $8.0 million, and $8.6 million in 2020, 2019 and 2018, respectively. Amortization of intangibles was immaterial in 2020, 2019 and 2018. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions.

Operating Income

Operating income in 2020 decreased $1.8 million to $114.1 million, compared to $115.9 million for 2019. Operating margins were 19.5% for 2020 versus 18.8% for 2019. Operating income has decreased due to lower services revenue as we noticed some delays as a result of the COVID-19 pandemic. In 2020, operating income in the Americas segment increased by $2.5 million, and decreased in the EMEA and APAC segments by $2.3 million and $2.0 million, respectively.

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

Other Income and Income Taxes

	Year Ended December 31,
				% Change vs. Prior Year
	2020	2019	2018	2020	2019

Other (loss) income, net	$(285)	$153	$2,344	-286%	-93%
Income tax provision	26,536	30,315	31,541	-12%	-4%

Other (Loss) Income, net

Other (loss) income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Interest income was $0.1 million, $0.7 million and $1.1 million for 2020, 2019 and 2018, respectively. The weighted-average interest rate earned on cash and investments was immaterial for 2020, 2019 and 2018. We recorded net foreign currency losses of $0.4 million and $1.0 million in 2020 and 2019, respectively, and a net foreign currency gain of $1.3 million in 2018. The foreign currency gains and losses mainly resulted from gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Euro and the Indian Rupee.

Income Tax Provision

Our effective income tax rates were 23.3%, 26.1%, and 23.2% in 2020, 2019 and 2018, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits.

The effective tax rate in 2020 decreased from 2019 is mainly due to an increase of excess tax benefits on restricted stock vesting and a decrease in expense for tax contingencies.  These benefits were partially offset by a net increase in non-deductible equity-based compensation.

The effective income tax rate in 2019 increased from 2018 mainly due to an increase in tax contingencies and a decrease in excess tax benefits on restricted stock vesting.

The income tax provision for 2020, 2019 and 2018 included excess tax benefits of $3.8 million, $0.2 million, and $0.8 million on vesting of restricted stock.

Liquidity and Capital Resources

During 2020, 2019 and 2018, we funded our business through cash generated from operations. Our cash and investments as of December 31, 2020 included $167.0 million held in the U.S. and $37.7 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations, and we do not intend to further repatriate foreign funds to the U.S. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act in December 2017, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $140.9 million, $146.9 million, and $137.3 million in 2020, 2019 and 2018, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for 2020 decreased $6.0 million compared to 2019, which is mainly due to an increase in employee bonus payments and the timing of cash collections, partially offset by a decrease in income tax payments. Cash flow from operating activities for 2019 increased $9.6 million compared to 2018 primarily attributable to the timing of cash collections and income tax payments. Days sales outstanding was 68, 61 and 64 at December 31, 2020, 2019 and 2018, respectively, reflecting solid cash collections.

Investing activities used cash of approximately $2.7 million, $13.8 million, and $9.8 million in 2020, 2019 and 2018, respectively. Our investing activities for 2020, 2019 and 2018 consisted of capital spending to support company growth and short-term investing. For 2020, 2019 and 2018, capital expenditure was $2.7 million, $15.2 million, and $7.3 million, respectively.  Net investment proceeds in 2019 was $1.4 million. Net investment purchases in 2018 was $2.5 million.

Financing activities used cash of approximately $43.6 million, $121.5 million, and $149.3 million in 2020, 2019 and 2018, respectively. The principal use of cash for financing activities in 2020, 2019 and 2018 was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for 2020, 2019 and 2018 totaled $43.6 million, $121.5 million, and $149.3 million, respectively, including shares withheld for taxes of $18.6 million, $5.6 million and $6.0 million, respectively. We suspended the share repurchase program, effective April 1, 2020, to position our Company for uncertainty in the near-term as a result of the COVID-19 pandemic. In January 2021, our Board of Directors authorized the Company to repurchase up to an aggregate of $50 million of the Company’s common stock

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. With the COVID-19 impact, we are focused on preserving liquidity and protecting our headcount capacity to support our customers and grow our business when global economic activity begins to recover. In 2021, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements in 2021 for general corporate purposes.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of December 31, 2020 consist of obligations under operating leases. As we continue our business transition to a cloud subscription model, we have entered into multiple non-cancellable contracts for cloud infrastructure services. As of December 31, 2020, our cloud infrastructure obligations are approximately $68.0 million over the next 5 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of December 31, 2020, are approximately $6.9 million over the next 3 years. We expect to fulfill all of these commitments from our working capital. We have no off-balance sheet arrangements within the meaning of the rules of the Securities and Exchange Commission.

Lease Commitments

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. Rent expense for these leases aggregated $7.9 million, $8.4 million, and $7.1 million during 2020, 2019 and 2018, respectively.

In the following table, we present a summary of our contractual commitments as of December 31, 2020 (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
Operating Lease Obligations	$39,981	$7,034	$6,437	$6,594	$6,384	$5,488	$8,044

Indemnities

Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with the FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2020.

Warranties

In general, in our customer software license contracts, we warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. We also generally warrant in our cloud subscription agreements that we will perform the Cloud services in all material respects as defined in the agreement during the service period. Additionally, we warrant to our customers that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claims history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2020.

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

Foreign Business

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, and the United Kingdom. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized foreign exchange losses of $0.4 million and $1.0 million in 2020 and 2019, respectively, and recognized gains of $1.3 million in 2018. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2020 relative to the U.S. dollar would have resulted in a change of approximately $3.0 million in the reported foreign currency loss. A fluctuation of 10% in the period end exchange rates at December 31, 2019 relative to the U.S. dollar would have resulted in a change of approximately $2.6 million in the reported foreign currency loss.

Interest Rates

We currently invest our cash and cash equivalents in a variety of financial instruments, including taxable floating rate obligations in money market funds and certificate of deposits with original maturities of less than three months when purchased. These investments are mainly denominated in U.S. dollars. Cash balances in foreign currencies overseas, except for India, are derived from business operations. Our operations in India are funded by the U.S. operations. At December 31, 2020, our cash and cash equivalents balances totaled $204.7 million, of which all is highly liquid. Our cash equivalents balance at December 31, 2020 was $11.5 million.

Investments in both fixed rate and floating rate interest-earning instruments carry interest rate risks. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash equivalents and short-term investments was immaterial for the years ended December 31, 2020 and 2019. The fair value of cash equivalents and short-term investments held at December 31, 2020 and 2019 was $11.5 million and $11.0 million, respectively. Based on the average cash equivalents and short-term investments outstanding during 2020 and 2019, increases or decreases in the rates of return of 25 basis points would result in increases or decreases to interest income of approximately $0.4 million and $0.3 million, respectively, from the reported interest income.

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

As of the end of the Company’s 2020 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2020, has audited the Company’s internal control over financial reporting as of December 31, 2020 and has issued a report regarding the Company’s internal control over financial reporting appearing on page 41, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer

February 5, 2021

/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer, and Treasurer

February 5, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of

Manhattan Associates, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Manhattan Associates, Inc. and subsidiaries (the Company), maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 5, 2021 expressed an unqualified opinion thereon.

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

February 5, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of

Manhattan Associates, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 5, 2021 expressed an unqualified opinion thereon.

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

February 5, 2021

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018

Revenue:
Cloud subscriptions	$79,830	$46,831	$23,104
Software license	38,284	48,855	45,368
Maintenance	147,748	149,230	147,033
Services	303,569	360,516	329,685
Hardware	16,941	12,517	13,967
Total revenue	586,372	617,949	559,157
Costs and expenses:
Cost of software license	2,894	2,626	5,297
Cost of cloud subscriptions, maintenance and services	266,993	282,341	235,584
Research and development	84,276	87,608	71,896
Sales and marketing	47,758	56,860	51,262
General and administrative	61,444	64,603	52,618
Depreciation and amortization	8,946	7,987	8,613
Total costs and expenses	472,311	502,025	425,270
Operating income	114,061	115,924	133,887
Interest income	98	715	1,067
Other (loss) income, net	(383)	(562)	1,277
Income before income taxes	113,776	116,077	136,231
Income tax provision	26,536	30,315	31,541
Net income	$87,240	$85,762	$104,690

Basic earnings per share	$1.37	$1.33	$1.58
Diluted earnings per share	$1.36	$1.32	$1.58

Weighted average number of shares:
Basic	63,538	64,397	66,201
Diluted	64,333	65,103	66,434

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2020	2019	2018

Net income	$87,240	$85,762	$104,690
Foreign currency translation adjustment	(415)	(985)	(5,022)
Comprehensive income	$86,825	$84,777	$99,668

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2020	2019

ASSETS
Current Assets:
Cash and cash equivalents	$204,705	$110,678
Accounts receivable, net of allowance of $3,497 and $2,826 at December 31, 2020 and December 31, 2019, respectively	109,202	100,937
Income taxes receivable	1,874	1,332
Prepaid expenses	14,717	14,159
Other current assets	3,543	4,935
Total current assets	334,041	232,041

Property and equipment, net	17,903	22,725
Operating lease right-of-use assets	31,470	35,896
Goodwill, net	62,252	62,237
Deferred income taxes	5,760	6,814
Other assets	13,986	12,566
Total assets	$465,412	$372,279

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,805	$20,561
Accrued compensation and benefits	41,962	45,991
Accrued and other liabilities	21,181	19,325
Deferred revenue	114,164	94,371
Income taxes payable	1,874	1,348
Total current liabilities	196,986	181,596

Operating lease liabilities, long-term	27,843	32,416
Deferred income taxes	-	37
Other non-current liabilities	21,686	15,952

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2020 and December 31, 2019	-	-
Common stock, $.01 par value; 200,000,000 shares authorized; 63,527,186 and 63,456,986 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	635	635
Retained earnings	236,524	159,490
Accumulated other comprehensive loss	(18,262)	(17,847)
Total shareholders' equity	218,897	142,278
Total liabilities and shareholders' equity	$465,412	$372,279

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018

Operating activities:
Net income	$87,240	$85,762	$104,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,946	7,987	8,613
Equity-based compensation	33,355	31,841	19,864
Loss (gain) on disposal of equipment	21	(429)	59
Deferred income taxes	1,036	(1,406)	(4,265)
Unrealized foreign currency loss (gain)	897	(708)	298
Changes in operating assets and liabilities:
Accounts receivable, net	(6,592)	(1,065)	(9,341)
Other assets	(971)	(8,924)	(4,357)
Accounts payable, accrued and other liabilities	(3,097)	20,812	18,603
Income taxes	1,886	1,180	(4,390)
Deferred revenue	18,164	11,858	7,575
Net cash provided by operating activities	140,885	146,908	137,349

Investing activities:
Purchases of property and equipment	(2,730)	(15,193)	(7,306)
Purchases of short-term investments	-	-	(14,584)
Maturities of short-term investments	-	1,439	12,052
Net cash used in investing activities	(2,730)	(13,754)	(9,838)

Financing activities:
Purchase of common stock	(43,561)	(121,487)	(149,322)
Net cash used in financing activities	(43,561)	(121,487)	(149,322)

Foreign currency impact on cash	(567)	(115)	(4,585)

Net change in cash and cash equivalents	94,027	11,552	(26,396)
Cash and cash equivalents at beginning of period	110,678	99,126	125,522
Cash and cash equivalents at end of period	$204,705	$110,678	$99,126

Supplemental disclosures of cash flow information:
Cash paid for taxes	$23,766	$30,492	$40,215

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2017	67,776,138	678	-	186,117	(11,839)	174,956
Repurchase of common stock	(3,262,835)	(33)	(19,860)	(129,429)	-	(149,322)
Restricted stock units issuance	347,116	4	(4)	-	-	-
Equity-based compensation	-	-	19,864	-	-	19,864
Adjustment due to adoption of ASC 2014-09, Revenue from Contracts with Customers (Topic 606)	-	-	-	1,981	-	1,981
Foreign currency translation adjustment	-	-	-	-	(5,022)	(5,022)
Net income	-	-	-	104,690	-	104,690
Balance, December 31, 2018	64,860,419	649	-	163,359	(16,861)	147,147
Repurchase of common stock	(1,751,507)	(18)	(31,837)	(89,631)	-	(121,487)
Restricted stock units issuance	348,074	4	(4)	-	-	-
Equity-based compensation	-	-	31,841	-	-	31,841
Adjustment due to adoption of ASC 2014-09, Revenue from Contracts with Customers (Topic 606)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(985)	(985)
Net income	-	-	-	85,762	-	85,762
Balance, December 31, 2019	63,456,986	635	-	159,490	(17,847)	142,278
Repurchase of common stock	(562,299)	(6)	(33,349)	(10,206)	-	(43,561)
Restricted stock units issuance	632,499	6	(6)	-	-	-
Equity-based compensation	-	-	33,355	-	-	33,355
Foreign currency translation adjustment	-	-	-	-	(415)	(415)
Net income	-	-	-	87,240	-	87,240
Balance, December 31, 2020	63,527,186	635	-	236,524	(18,262)	218,897

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

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

Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We recognized foreign exchange loss of $0.4 million and $1.0 million in 2020 and 2019, respectively, and a foreign exchange gain of $1.3 million in 2018. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” on the Consolidated Statements of Income.

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

New Accounting Pronouncements Not Yet Adopted as of December 31, 2020

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

Our sales are primarily to companies located in the United States, Europe and Asia. We perform periodic credit evaluations of our customers’ financial condition and do not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2020 for the Americas, EMEA, and APAC segments were $86.8 million, $17.3 million, and $5.1 million, respectively. Accounts receivable, net as of December 31, 2019 for the Americas, EMEA, and APAC segments were $81.8 million, $14.6 million, and $4.5 million, respectively. Our top five customers in aggregate accounted for 12%, 11%, and 13% of total revenue recognized for each of the years ended December 31, 2020 (“2020”), the year ended December 31, 2019 (“2019”), and the year ended December 31, 2018 (“2018”), respectively. No single customer accounted for more than 10% of revenue in 2020, 2019 and 2018, or more than 10% of accounts receivable as of December 31, 2020 and 2019.

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

At December 31, 2020, the Company’s cash and cash equivalents were $193.2 million and $11.5 million, respectively. We currently have no long-term investments. Cash equivalents consist of highly liquid money market funds of $10.0 million and certificates of deposit of $1.5 million. For money market funds, we use quoted prices from active markets that are classified as Level 1, the highest level of observable input in the disclosure hierarchy framework. The Company had no investments at December 31, 2020.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of maintenance, cloud subscriptions and professional services. $91.6 million of revenue that was included in the deferred revenue balance as of December 31, 2019 was recognized in 2020.

No revenue was recognized in 2020 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of December 31, 2020, approximately $308.8 million of revenue is expected to be recognized from remaining performance obligations for cloud subscriptions, maintenance contracts, and application managed services with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately 50% of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for credit losses generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. Total amount charged to operations in 2020, 2019 and 2018 was $3.5 million, $3.9 million and $3.9 million, respectively.

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

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year.  We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $12.9 million as of December 31, 2020, of which $9.2 million is included in other assets and $3.7 million is included in prepaid expenses. Deferred commissions were $10.4 million as of December 31, 2019, of which $7.7 million is included in other assets and $2.7 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying consolidated statement of operations. Amortization of sales commissions in 2020 and 2019 were $3.1 million and $1.9 million, respectively. No impairment losses were recognized during 2020 and in 2019.

Property and Equipment

Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, and leasehold improvements. We depreciate the cost of furniture, computers, and other office equipment on a straight-line basis over their estimated useful lives (five years for office equipment, seven years for furniture and fixtures). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation and amortization expense for 2020, 2019 and 2018 was approximately $8.9 million, $8.0 million, and $8.6 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Income. Amortization expense on intangible assets in 2020, 2019 and 2018 was immaterial.

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2020	2019
Office equipment	$39,250	$38,373
Furniture and fixtures	5,051	5,017
Leasehold improvement	24,362	23,534
Property and equipment, gross	68,663	66,924
Less accumulated depreciation	(50,760)	(44,199)
Property and equipment, net	$17,903	$22,725

Software Development Costs

Research and development expenses are charged to expense as incurred. For 2020, 2019 and 2018, we did not capitalize any internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers were insignificant.

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

Impairment of Long-Lived Assets

We review the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2020, 2019 and 2018, we did not recognize any impairment charges associated with our long-lived or intangible assets.

The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

Goodwill and Impairment of Goodwill

Goodwill

Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. We do not amortize goodwill. Instead, we test goodwill for impairment on at least an annual basis. Goodwill was $62.3 million and $62.2 million at the end of each of the years ended December 31, 2020 and 2019, respectively.

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

We applied the simplified goodwill impairment test for 2020, that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is not more likely than not that the unit’s fair value is less than its carrying amount. To the extent we conclude that it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. We did not identify any macroeconomic or industry conditions as of December 31, 2020, that would indicate that the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate that it is more likely than not that the fair value of any reporting units have fallen below their carrying value, we would record an impairment charge based on that difference. We performed our periodic review of goodwill for impairment as of December 31, 2020 and 2019, and did not identify any impairment as a result of the review.

Guarantees and Indemnities

We account for guarantees in accordance with the guarantee accounting topic in the FASB Codification. Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2020, or 2019.

In general, in our customer software license contracts, we warrant to our customers that our software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. We also generally warrant in our Cloud subscription agreements that we will perform the Cloud services in all material respects as defined in the agreement during the service period. Additionally, we warrant to our customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we will provide for the estimated cost of product and service warranties based on specific warranty claims history. However, we have not incurred significant recurring expenses under product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2020 and 2019.

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

Diluted net income per share is computed using net income divided by Weighted Shares and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Net income	$87,240	$85,762	$104,690
Earnings per share:
Basic	$1.37	$1.33	$1.58
Effect of CESs	(0.01)	(0.01)	-
Diluted	$1.36	$1.32	$1.58

Weighted average number of shares:
Basic	63,538	64,397	66,201
Effect of CESs	795	706	233
Diluted	64,333	65,103	66,434

The number of anti-dilutive CESs in 2020, 2019 and 2018 was immaterial. See Note 2 for further information on those securities.

Accumulated Other Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments that are excluded from net income and reflected in shareholders’ equity. The entire accumulated other comprehensive income balance as of December 31, 2020 and 2019 represents foreign currency translation adjustments.

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

Advertising Costs

We expense advertising costs as incurred.  Advertising expense was $1.6 million in 2020, $2.9 million in 2018, and immaterial for 2019.

2. Equity-Based Compensation

Equity Based Compensation Plans

In May 2020, the Manhattan Associates, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) was approved by our shareholders. The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights. Vesting conditions can be service-based or performance-based, or a combination of both. The number of shares subject to outstanding awards under the 2007 Stock Incentive Plan (the “2007 Plan”) that are forfeited or canceled or expire after the Effective Date, in accordance with the terms of the 2007 Plan, are counted as one share toward the 2020 Plan.

A maximum of 4,500,000 shares are available for grant under the amended 2020 Plan. Each stock option, stock appreciation right, restricted stock, or restricted stock unit granted is counted against the maximum share limitation as one share. Options and stock appreciation rights cannot have a term exceeding seven years. As of December 31, 2020, there were 4,526,518 shares available for issuance under the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to interpret the provisions thereof.

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

Restricted Stock Awards

We present below a summary of changes in unvested units of restricted stock during 2020:

	Number of Units	Grant Date Fair Value
Outstanding at January 1, 2020	1,496,693	$50.67
Granted	535,387	77.20
Vested	(518,565)	52.48
Forfeited	(50,651)	57.96
Outstanding at December 31, 2020	1,462,864	$59.48

The Company recorded equity-based compensation expense related to restricted stock and RSUs (collectively “restricted stock awards”) of $33.4 million, $31.8 million, and $19.9 million in 2020, 2019 and 2018, respectively. The total fair value of restricted stock awards vested in 2020, 2019 and 2018, based on market value at the vesting dates was $52.2 million, $18.2 million, and $18.1 million, respectively. The weighted average grant-date fair value of RSUs granted during fiscal year 2020, 2019 and 2018 was $77.20, $49.48 and $51.72, respectively. As of December 31, 2020, unrecognized compensation cost related to unvested RSU totaled $47.0 million and is expected to be recognized over a weighted average period of approximately 2.2 years. In January 2017, we elected to recognize forfeitures of equity-based payments as they occur.

Included in RSU grants for the year ended December 31, 2020 are 303,375 units that have performance-based vesting criteria granted at target level for 2020 and performance adjustments above target level for 2019. The performance criteria are tied to our financial performance. As of December 31, 2020, the associated equity-based compensation expense has been recognized for the portion of the award attributable to the 2020 performance criteria.

3. Income Taxes

We are subject to future federal, state, and foreign income taxes and have recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2020 and 2019. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. We present below significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accounts receivable	$832	$667
Accrued liabilities	8,407	8,083
Equity-based compensation	5,902	5,888
Capitalized costs	578	726
Accrued sales taxes	145	187
Operating lease liabilities	8,828	10,869
State tax credits	3,408	4,027
Foreign subsidiary net operating losses	78	62
Valuation allowance	(3,375)	(2,886)
Other	659	479
	25,462	28,102
Deferred tax liabilities:
Intangible assets	7,414	7,548
Depreciation	1,250	1,228
Deferred commissions	2,713	2,326
Operating lease right-of-use assets	8,325	10,223
	19,702	21,325
Net deferred tax assets	$5,760	$6,777

We present below income from domestic and foreign operations before income tax expense for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$101,681	$104,878	$126,542
Foreign	12,095	11,199	9,689
Total	$113,776	$116,077	$136,231

The components of our income tax provision for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$13,860	$18,682	$22,606
State	4,793	5,711	6,182
Foreign	6,847	7,323	7,018
	25,500	$31,716	$35,806
Deferred:
Federal	(393)	(863)	(3,127)
State	1,113	(326)	(674)
Foreign	316	(212)	(464)
	1,036	(1,401)	(4,265)
Total	$26,536	$30,315	$31,541

As a result of losses in foreign locations, we have a net operating loss carry-forwards (“NOLs”) of approximately $0.3 million available to offset future income. Approximately $0.2 million of the NOLs expire in 2025 with the remaining with no expiration. We have established a valuation allowance for a portion of these NOLs because the ability to utilize them is not more likely than not to occur.

We have tax credit carry-forwards of approximately $4.3 million available to offset future state tax. These tax credit carry-forwards expire in 2021 to 2030. These credits represent a deferred tax asset of $3.4 million after consideration of the federal benefit of state tax deductions. A valuation allowance of $2.2 million has been established for these credits because the ability to use them is not more likely than not.

At December 31, 2020 we had approximately $52.2 million of undistributed earnings and profits. The undistributed earnings and profits are considered previously taxed income and would not be subject to U.S. income taxes upon repatriation of those earnings, in the form of dividends.  The undistributed earnings and profits are considered to be permanently reinvested, accordingly no provision for local withholdings taxes have been provided, however, upon repatriation of those earnings, in the form of dividends, we could be subject to additional local withholding taxes.

We present below a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

Statutory federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State income tax, net of federal benefit	3.9	3.5	3.4
State credit carryforwards	0.5	1.3	0.3
U.S. federal R&D tax credit	(1.9)	(1.9)	(1.7)
Tax Reform	-	-	(0.1)
Excess benefit of equity compensation	(3.4)	(0.1)	(0.6)
Employee compensation limitation	2.7	2.1	0.9
Global Intangible Low Taxed Income (GILTI)	0.1	-	-
Foreign-derived intangible income (FDII) deduction	(2.7)	(3.1)	(1.6)
Foreign operations	1.0	1.1	1.2
Tax contingencies	1.9	3.7	0.5
Other permanent differences	(0.2)	(0.6)	0.1
Change in valuation allowance	0.4	(0.9)	(0.2)
Income taxes	23.3%	26.1%	23.2%

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	December 31,
	2020	2019	2018

Unrecognized tax benefits at January 1,	$(11,239)	$(7,113)	$(7,419)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	(118)	(2,428)	(873)
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	1,598	445	233
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	(3,256)	(2,489)	(78)
Reductions to unrecognized tax benefits relating to settlements with taxing authorities	-	-	349
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	211	346	675
Unrecognized tax benefits at December 31,	$(12,804)	$(11,239)	$(7,113)

Our unrecognized tax benefits totaled $12.8 million and $11.2 million as of December 31, 2020 and 2019, respectively. Included in these amounts are unrecognized tax benefits totaling $11.9 million and $10.2 million as of December 31, 2020 and 2019, respectively, which, if recognized, would affect the effective tax rate.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our global operations in income tax expense. For the years ended December 31, 2020, 2019 and 2018, the Company recognized the following income tax expense: $0.4 million, $0.5 million, and $0.5 million, respectively, for the potential payment of interest and penalties. Accrued interest and penalties were $2.0 million and $1.7 million for the years ended December 31, 2020 and 2019. We conduct business globally and, as a result, file income tax returns in the United State federal jurisdiction and in many state and foreign jurisdictions. We are generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2012. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2020, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $3.9 million.

4. Shareholders’ Equity

During 2020, 2019 and 2018, we purchased 337,007, 1,640,055, and 3,147,466 shares of the Company’s common stock for $25.0 million, $115.9 million, and $143.3 million, respectively, through open market transactions as part of a publicly-announced share repurchase program. In January 2021, our Board of Directors authorized the Company to repurchase up to an aggregate of $50 million of our common stock.

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

6. Employee Benefit Plan

We sponsor the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all our employees. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $19,500, as defined, to the 401(k) Plan. The Internal Revenue Service sets the eligible compensation limit at $285,000 for 2020. Since 2012, we have provided a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. As previously announced, effective April 1, 2020, we temporarily suspended our 401k plan company match. During the years ended December 31, 2020, 2019 and 2018, the Company made matching contributions to the 401(k) Plan of $1.7 million, $5.0 million, and $4.1 million, respectively.

7. Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. The total operating lease liabilities for these leases at December 31, 2020 was approximately $34.4 million. In 2014, we amended our Atlanta headquarters lease to obtain additional space and extended the lease term to September 2025. As part of this amended lease agreement, we received reimbursement of $1.3 million from the landlord in 2018 for leasehold improvements. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of December 31, 2020 (in thousands):

December 31, 2020
ASSETS
Operating lease right-of-use assets	$31,470

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$6,569
Operating lease liabilities, long-term	27,843
Total operating lease liabilities	$34,412

Aggregate future minimum lease payments under noncancelable operating leases as of December 31, 2020 are as follows (in thousands):

Year Ending December 31,
2021	7,034
2022	6,437
2023	6,594
2024	6,384
2025	5,488
Thereafter	8,044
Total minimum payments required	39,981
Less short-term leases	-
Less imputed interest	(5,569)
Total operating lease liabilities	$34,412

We are applying the practical expedient to not separate lease and non-lease components, which allows us to account for lease and non-lease components as a single lease component. The total lease cost in 2020 was $7.9 million, consisting of $7.5 million of operating lease costs, and $0.4 million of short-term lease costs. The total lease cost in 2019 was $8.4 million, consisting of $8.0 million of operating lease costs, and $0.4 million of short-term lease costs. Our variable lease cost during 2020 and 2019 were immaterial. Total lease costs in 2018 were $7.1 million.

Weighted average remaining lease term	6.0 years
Weighted average discount rate	3%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$7,299

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled $3.8 million, $4.5 million, and $4.2 million in 2020, 2019 and 2018, respectively, are included in costs of revenue for each segment with a corresponding reduction in the America’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments. Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas’ segment include all research and development costs including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Codification, we present below financial information by reportable segment for 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020				2019
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$69,469	$8,465	$1,896	$79,830	$40,927	$4,762	$1,142	$46,831
Software license	30,509	4,308	3,467	38,284	34,544	11,518	2,793	48,855
Maintenance	116,309	22,208	9,231	147,748	118,891	21,322	9,017	149,230
Services	232,954	58,360	12,255	303,569	283,008	60,618	16,890	360,516
Hardware	16,698	241	2	16,941	12,464	53	-	12,517
Total revenue	465,939	93,582	26,851	586,372	489,834	98,273	29,842	617,949

Costs and Expenses:
Cost of revenue	202,421	53,661	13,805	269,887	218,850	51,938	14,179	284,967
Operating expenses	174,477	14,461	4,540	193,478	185,399	18,635	5,037	209,071
Depreciation and amortization	7,932	823	191	8,946	6,961	766	260	7,987
Total costs and expenses	384,830	68,945	18,536	472,311	411,210	71,339	19,476	502,025
Operating income	$81,109	$24,637	$8,315	$114,061	$78,624	$26,934	$10,366	$115,924

	Year Ended December 31, 2018
	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$20,611	$2,075	$418	$23,104
Software license	28,423	11,406	5,539	45,368
Maintenance	117,489	20,933	8,611	$147,033
Services	265,165	50,328	14,192	329,685
Hardware	13,798	2	167	$13,967
Total revenue	445,486	84,744	28,927	559,157

Costs and Expenses:
Cost of revenue	183,563	43,080	14,238	240,881
Operating expenses	156,793	14,484	4,499	175,776
Depreciation and amortization	7,601	743	269	8,613
Total costs and expenses	347,957	58,307	19,006	425,270
Operating income	$97,529	$26,437	$9,921	$133,887

In the following table, we present goodwill, long-lived assets, and total assets by reportable segment as of December 31, 2020 and 2019 (in thousands):

	As of December 31, 2020				As of December 31, 2019
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill, net	$54,766	$5,523	$1,963	$62,252	$54,766	$5,508	$1,963	$62,237
Long lived assets	54,309	8,015	1,035	63,359	61,686	7,918	1,583	71,187
Total assets	405,618	47,529	12,265	465,412	309,662	48,008	14,609	372,279

For the years ended December 31, 2020, 2019 and 2018, we derived revenue from sales to customers outside the United States of approximately $178.1 million, $189.1 million, and $174.1 million, respectively. Our remaining revenue was derived from domestic sales.

The majority of our software license revenue (approximately 80%) relates to our warehouse management product group. Cloud subscriptions revenue was split relatively equal among the following product groups: Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions.

9. Subsequent Events

We evaluated all subsequent events that occurred after the date of the accompanying financial statements and determined that there were no events or transactions during this subsequent event reporting period which require recognition or disclosure in our financial statements.

10. Quarterly Results of Operations (Unaudited)

In the table below, we present our quarterly results of operations for 2020 and 2019. The unaudited quarterly results have been prepared on substantially the same basis as the audited Consolidated Financial Statements.

	Quarter Ended
	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020
	(In thousands, except per share data)
Statements of Income Data:
Revenue:
Cloud subscriptions	$7,859	$9,009	$14,242	$15,721	$17,260	$18,503	$21,064	$23,003
Software license	12,414	11,721	15,486	9,234	9,735	5,681	13,233	9,635
Maintenance	36,099	37,323	37,763	38,045	35,744	35,898	37,305	38,801
Services	88,631	93,951	91,626	86,308	87,406	71,778	73,470	70,915
Hardware	3,401	2,337	3,158	3,621	3,758	3,770	4,685	4,728
Total revenue	148,404	154,341	162,275	152,929	153,903	135,630	149,757	147,082
Costs and expenses:
Cost of software license	592	623	748	663	555	591	527	1,221
Cost of cloud subscriptions, maintenance and services	66,578	70,955	73,618	71,190	74,276	62,434	64,672	65,611
Research and development	21,213	21,997	22,614	21,784	23,328	19,931	20,454	20,563
Sales and marketing	14,781	14,520	12,125	15,434	13,088	9,709	11,399	13,562
General and administrative	15,050	16,805	16,236	16,512	16,114	14,016	15,536	15,778
Depreciation and amortization	1,914	1,859	1,937	2,277	2,346	2,257	2,193	2,150
Total costs and expenses	120,128	126,759	127,278	127,860	129,707	108,938	114,781	118,885
Operating income	28,276	27,582	34,997	25,069	24,196	26,692	34,976	28,197
Other (loss) income, net	(371)	(71)	810	(215)	1,420	(158)	(891)	(656)
Income before income taxes	27,905	27,511	35,807	24,854	25,616	26,534	34,085	27,541
Income tax provision	6,933	6,586	8,700	8,096	3,086	7,330	9,119	7,001
Net income	$20,972	$20,925	$27,107	$16,758	$22,530	$19,204	$24,966	$20,540
Basic earnings per share	$0.32	$0.32	$0.42	$0.26	$0.35	$0.30	$0.39	$0.32
Diluted earnings per share	$0.32	$0.32	$0.42	$0.26	$0.35	$0.30	$0.39	$0.32
Shares used in computing basic earnings per share	64,909	64,623	64,247	63,822	63,592	63,509	63,524	63,527
Shares used in computing diluted earnings per share	65,204	65,093	64,992	64,807	64,342	64,126	64,427	64,484

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, and the report of Ernst & Young LLP on the effectiveness of our internal control over financial reporting are contained on pages 40 and 41 of this report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 2, 2021, under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Committees.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 2, 2021, under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 2, 2021, under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Form 10-K and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 2, 2021, under the captions “Related Party Transactions” and “Election of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 2, 2021, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1.	Financial Statements.

The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

2.	Financial Statement Schedule.

The following financial statement schedule is filed as a part of this report:

SCHEDULE II

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification:	Balance at Beginning of Period	Additions Charged to Operations	Net Deductions		Balance at End of Period
Allowance for Doubtful Accounts
For the year ended:
December 31, 2018	$2,692	$3,876	$3,979	(a)	$2,589
December 31, 2019	$2,589	$3,858	$3,621	(a)	$2,826
December 31, 2020	$2,826	$3,451	$2,780	(a)	$3,497

Deferred Tax Asset Valuation Allowance
For the year ended:
December 31, 2018	$4,084	$-	$238	(b)	$3,846
December 31, 2019	$3,846	$-	$960	(b)	$2,886
December 31, 2020	$2,886	$489	$-	(b)	$3,375

(a)	Represents write-offs of accounts, net of recoveries.
(b)	Represents current year releases credited to expenses and current year reductions due to decreases in net deferred tax assets.

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

4.3

Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 000-23999), filed on May 1, 2020).

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

(h)*	Amendment No. 7 to the Manhattan Associates, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-8 (File No. 333-105913), filed on June 6, 2003).

10.8*	Form of Composite Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2006 (File No. 000-23999), filed on May 4, 2006).

Exhibit Number	Description

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

10.38*

Manhattan Associates, Inc. 2020 Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2020 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 30, 2020 (Commission File No. 000-23999))

21.1	List of Subsidiaries.

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.
*	Management contract or compensatory plan or agreement.
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

Date: February 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr.	Chairman of the Board	February 5, 2021
John J. Huntz, Jr.

/s/ Eddie Capel	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 5, 2021
Eddie Capel

/s/ Dennis B. Story	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 5, 2021
Dennis B. Story

/s/ Linda C. Pinne	Senior Vice President, Global Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 5, 2021
Linda C. Pinne

/s/ Edmond I. Eger III	Director	February 5, 2021
Edmond I. Eger III

/s/ Linda T. Hollembaek	Director	February 5, 2021
Linda T. Hollembaek

/s/ Charles E. Moran	Director	February 5, 2021
Charles E. Moran

/s/ Thomas E. Noonan	Director	February 5, 2021
Thomas E. Noonan

/s/ Deepak Raghavan	Director	February 5, 2021
Deepak Raghavan