Form 10-Q
period 2021-03-31
MANHATTAN ASSOCIATES INC
filed 2021-04-29
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the Registrant’s class of capital stock outstanding as of April 23, 2021, the latest practicable date, is as follows: 63,617,361 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended March 31, 2021

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$197,166	$204,705
Accounts receivable, net of allowance of $3,451 and $3,497, at March 31, 2021 and December 31, 2020, respectively	106,274	109,202
Prepaid expenses and other current assets	26,611	20,134
Total current assets	330,051	334,041

Property and equipment, net	16,484	17,903
Operating lease right-of-use assets	29,581	31,470
Goodwill, net	62,244	62,252
Deferred income taxes	2,117	5,760
Other assets	18,051	13,986
Total assets	$458,528	$465,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,327	$17,805
Accrued compensation and benefits	44,643	41,962
Accrued and other liabilities	20,401	21,181
Deferred revenue	122,939	114,164
Income taxes payable	428	1,874
Total current liabilities	206,738	196,986

Operating lease liabilities, long-term	26,132	27,843
Other non-current liabilities	20,998	21,686

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2021 and 2020	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 63,616,713 and 63,527,186 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	636	635
Retained earnings	222,815	236,524
Accumulated other comprehensive loss	(18,791)	(18,262)
Total shareholders' equity	204,660	218,897
Total liabilities and shareholders' equity	$458,528	$465,412

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$26,643	$17,260
Software license	7,838	9,735
Maintenance	36,159	35,744
Services	80,359	87,406
Hardware	5,851	3,758
Total revenue	156,850	153,903
Costs and expenses:
Cost of software license	556	555
Cost of cloud subscriptions, maintenance and services	73,509	74,276
Research and development	24,260	23,328
Sales and marketing	13,396	13,088
General and administrative	17,569	16,114
Depreciation and amortization	2,135	2,346
Total costs and expenses	131,425	129,707
Operating income	25,425	24,196
Other (loss) income, net	(293)	1,420
Income before income taxes	25,132	25,616
Income tax provision	2,489	3,086
Net income	$22,643	$22,530

Basic earnings per share	$0.36	$0.35
Diluted earnings per share	$0.35	$0.35

Weighted average number of shares:
Basic	63,645	63,592
Diluted	64,466	64,342

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Net income	$22,643	$22,530
Foreign currency translation adjustment	(529)	(3,471)
Comprehensive income	$22,114	$19,059

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Operating activities:
Net income	$22,643	$22,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,135	2,346
Equity-based compensation	10,051	7,564
(Gain) loss on disposal of equipment	(2)	7
Deferred income taxes	3,636	5,511
Unrealized foreign currency gain	(386)	(1,130)
Changes in operating assets and liabilities:
Accounts receivable, net	2,204	(12,217)
Other assets	(9,467)	(4,889)
Accounts payable, accrued and other liabilities	2,661	(14,794)
Income taxes	(2,878)	(5,385)
Deferred revenue	9,288	12,045
Net cash provided by operating activities	39,885	11,588

Investing activities:
Purchase of property and equipment	(569)	(1,245)
Net cash used in investing activities	(569)	(1,245)

Financing activities:
Purchase of common stock	(46,402)	(43,032)
Net cash used in financing activities	(46,402)	(43,032)

Foreign currency impact on cash	(453)	(2,710)

Net change in cash and cash equivalents	(7,539)	(35,399)
Cash and cash equivalents at beginning of period	204,705	110,678
Cash and cash equivalents at end of period	$197,166	$75,279

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended March 31, 2021
Balance, December 31, 2020 (audited)	63,527,186	$635	$-	$236,524	$(18,262)	$218,897
Repurchase of common stock	(386,314)	(4)	(10,046)	(36,352)	-	(46,402)
Restricted stock units issuance	475,841	5	(5)	-	-	-
Equity-based compensation	-	-	10,051	-	-	10,051
Foreign currency translation adjustment	-	-	-	-	(529)	(529)
Net income	-	-	-	22,643	-	22,643
Balance, March 31, 2021 (unaudited)	63,616,713	$636	$-	$222,815	$(18,791)	$204,660

For the Three Months Ended March 31, 2020
Balance, December 31, 2019 (audited)	63,456,986	$635	$-	$159,490	$(17,847)	$142,278
Repurchase of common stock	(556,109)	(6)	(7,558)	(35,468)	-	(43,032)
Restricted stock units issuance	594,810	6	(6)	-	-	-
Equity-based compensation	-	-	7,564	-	-	7,564
Foreign currency translation adjustment	-	-	-	-	(3,471)	(3,471)
Net income	-	-	-	22,530	-	22,530
Balance, March 31, 2020 (unaudited)	63,495,687	$635	$-	$146,552	$(21,318)	$125,869

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at March 31, 2021, the results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements Adopted in Fiscal Year 2021

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We adopted this guidance during the three months ended March 31, 2021, and the adoption did not have a material impact on our financial statements.
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

Deferred revenue mainly represents amounts collected prior to having completed performance of maintenance, cloud subscriptions and professional services. In the three months ended March 31, 2021, we recognized $52.2 million of revenue that was included in the deferred revenue balance as of December 31, 2020.

No revenue was recognized during the three months ended March 31, 2021 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of March 31, 2021, approximately $421.2 million of revenue is expected to be recognized from remaining performance obligations for cloud subscriptions, maintenance contracts, and application managed services with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately 45% of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for credit losses generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $0.7 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively.

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

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $18.8 million as of March 31, 2021, of which $13.9 million is included in other assets and $4.9 million is included in prepaid expenses and other current assets. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $1.1 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. No impairment losses were recognized during the periods.

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

At March 31, 2021, our cash and cash equivalents were $186.0 million and $11.2 million, respectively. We had neither short-term investments nor long-term investments at March 31, 2021. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at March 31, 2021.
4.	Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of March 31, 2021 (in thousands):

March 31, 2021
ASSETS
Operating lease right-of-use assets	$29,581

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$6,224
Operating lease liabilities, long-term	26,132
Total operating lease liabilities	$32,356

Aggregate future minimum lease payments under noncancelable operating leases as of March 31, 2021 are as follows (in thousands):

Year Ending December 31,
2021 (excluding the three months ended March 31, 2021)	$5,056
2022	6,409
2023	6,563
2024	6,348
2025	5,448
Thereafter	7,953
Total minimum payments required	37,777
Less short-term leases	-
Less imputed interest	(5,421)
Total operating lease liabilities	$32,356

The total lease cost for the three months ended March 31, 2021 and 2020 were $2.0 million, consisting of $1.9 million of operating lease costs, and $0.1 million of short-term lease costs for both periods. Our variable lease costs for the three months ended March 31, 2021 and 2020 were immaterial.

Other information related to operating leases are as follows:

Weighted average remaining lease term	5.9 years
Weighted average discount rate	3%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,926

5.	Equity-Based Compensation

We granted 324,591 and 511,633 restricted stock units (RSUs) during the three months ended March 31, 2021 and 2020, respectively. Equity-based compensation expense related to RSUs was $10.1 million and $7.6 million during the three months ended March 31, 2021 and 2020, respectively.

We present below a summary of changes during the three months ended March 31, 2021 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2020	1,462,864
Granted	324,591
Vested	(475,841)
Forfeited	(11,121)
Outstanding at March 31, 2021	1,300,493

6.	Income Taxes

Our effective tax rate was 9.9% and 12.0% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended March 31, 2021 is due to foreign jurisdiction business incentives and change in deductible stock compensation.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended March 31, 2021, there were no material changes to our uncertain tax positions. There has been no change to our policy that recognizes potential interest and penalties related to uncertain tax positions within our global operations in income tax expense.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)

Net income	$22,643	$22,530
Earnings per share:
Basic	$0.36	$0.35
Effect of CESs	(0.01)	-
Diluted	$0.35	$0.35

Weighted average number of shares:
Basic	63,645	63,592
Effect of CESs	821	750
Diluted	64,466	64,342

The number of anti-dilutive CESs during the three months ended March 31, 2021 and 2020 was immaterial.

8.	Contingencies

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $1.6 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support.  Certain corporate expenses included in the Americas segment are not charged to the other segments.  Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Accounting Standards Codification, we present below certain financial information by reportable segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021				2020
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$22,489	$3,578	$576	$26,643	$15,243	$1,488	$529	$17,260
Software license	4,160	3,152	526	7,838	8,450	1,024	261	9,735
Maintenance	28,236	5,562	2,361	36,159	28,460	5,171	2,113	35,744
Services	62,180	16,039	2,140	80,359	67,249	16,619	3,538	87,406
Hardware	5,748	103	-	5,851	3,744	11	3	3,758
Total revenue	122,813	28,434	5,603	156,850	123,146	24,313	6,444	153,903

Costs and Expenses:
Cost of revenue	55,307	15,424	3,334	74,065	57,347	14,024	3,460	74,831
Operating expenses	49,505	4,434	1,286	55,225	47,428	3,770	1,332	52,530
Depreciation and amortization	1,885	202	48	2,135	2,089	206	51	2,346
Total costs and expenses	106,697	20,060	4,668	131,425	106,864	18,000	4,843	129,707
Operating income	$16,116	$8,374	$935	$25,425	$16,282	$6,313	$1,601	$24,196

The majority of our software license revenue relates to our warehouse management product group (over 80%) for the three months ended March 31, 2021. Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the three months ended March 31, 2021.

At March 31, 2021, total assets for the Americas, EMEA and APAC segments were $390.0 million, $55.6 million and $12.9 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2021 and 2020, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three months ended March 31, 2021, we generated $156.9 million in total revenue. The revenue mix for the three months ended March 31, 2021 was: cloud subscriptions 17%; software license 5%; maintenance 23%; services 51%; and hardware 4%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $47.9 million for the three months ended March 31, 2021, which represents approximately 31% of our total revenue for the three months ended March 31, 2021, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2021, we employed approximately 3,500 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Regarding the impact of the novel coronavirus disease (“COVID-19”) pandemic, we remain cautious about the global recovery, which we expect to be slow and protracted. We experienced solid demand for our cloud solutions during the first quarter of 2021. Our solutions are mission critical, supporting complex global supply chains. Favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. This alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions in the quarter.

We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings. As previously announced, we have reversed the temporary actions that we had previously taken, effective on April 1, 2020, to manage operating expenses and cash flow due to the COVID-19 pandemic, and our Board of Directors has reinstated our share repurchase program.

We have taken steps to best ensure the health and safety of our employees globally.  Our daily execution has evolved into a largely virtual model, and we continue to find innovative ways to engage with customers and prospects, ensuring that they are supported as they navigate their way through this period.

We continue to monitor and aggressively manage operating expenses globally. We also will continue to actively monitor the COVID-19 pandemic and will take further actions to modify our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, and partners.

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

For the remainder of 2021, our five strategic goals remain:

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

With the launch of Manhattan Active™ Solutions, in year 4 of our cloud transition, demand for our cloud solutions is the dominant preference of customers. Our perpetual license solutions are rapidly attritting due to market demand for Cloud with 90% of our pipeline representing cloud. Cloud is our fastest growing revenue line and represents 77% of total software revenue in the first quarter of 2021. We believe the reduction in License and maintenance revenue in favor of our Cloud based offerings is positive for our customers and Manhattan Associates.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three months ended March 31, 2021, approximately 70% of our total revenue was generated in the United States, 18% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 75% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software is often a part of our customers’ and prospects’ much larger capital commitment associated with facilities expansion and business improvement. We believe that given the mission critical nature of our software, combined with a challenging global macro environment including the COVID-19 pandemic and geopolitical uncertainty, the current sales cycles for large cloud subscriptions and, to a lesser degree, license sales of $1.0 million or greater in our target markets could be extended. While cloud demand for our solutions is solid, the current business climate within the United States and geographic regions in which we operate may affect customers’ and prospects’ decisions regarding timing of strategic capital expenditures. Delays with respect to such decisions can have a material adverse impact on our business, and may further intensify competition in our already highly competitive markets.

While we are encouraged by our results, we, along with many of our customers, still remain cautious regarding the pace of global economic growth. We believe global geopolitical and economic volatility associated with the pandemic likely will continue to shape customers’ and prospects’ enterprise software buying decisions.

Revenue

Cloud Subscriptions and Software License Revenue.  Cloud subscriptions revenue and remaining performance obligation growth are the leading indicators of our business performance, primarily derived from cloud subscription fees that customers pay for supply chain solutions. Since we announced our transition to becoming a cloud-first company in 2017 with our launch of Manhattan Active Solutions, we have continued to see a significant shift in demand for cloud solutions versus software license. By comparison, in 2016, cloud subscriptions and software license revenue represented 7% and 93%, respectively, of our total cloud and software license revenue mix. In the full year ended 2021, we estimate cloud subscriptions and software license revenue to be 80% and 20%, respectively, of our total cloud and software license revenue mix. In the three months ended March 31, 2021, cloud subscriptions revenue represented 77% of the total cloud and software license revenue mix. Going forward, we expect cloud revenue to increase as a percentage of total software and cloud revenue mix as market demand for cloud solutions is supplanting legacy perpetual license demand.

In the three months ended March 31, 2021, cloud subscriptions revenue totaled $26.6 million or 17% of total revenues.

The Americas, EMEA and APAC segments recognized $22.5 million, $3.6 million, and $0.5 million in cloud subscriptions revenue, respectively, in the three months ended March 31, 2021. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically 36 to 60 months. In the three months ended March 31, 2021, the percentage mix of new to existing customers for the combination of software license and cloud subscriptions sales was approximately 25/75, respectively.

In the three months ended March 31, 2021, software license revenue totaled $7.8 million, or 5% of total revenue. Software license revenue recognized by the Americas, EMEA, and APAC segments totaled $4.2 million, $3.1 million, and $0.5 million, respectively, in the three months ended March 31, 2021.

Cloud subscriptions and software license revenue growth are influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. In addition, the timing of the closing of a few large software license transactions can have a material impact on our software license revenues, operating profit, operating margins and earnings per share. For example, $0.7 million of either pre-tax profit or expense in the first quarter of 2021 equates to approximately one cent of diluted earnings per share impact.

Our software solutions are focused on core supply chain commerce operations (Warehouse Management, Transportation Management and Labor Management), Inventory optimization and Omnichannel operations (e-commerce, retail store operations and point of sale), which are intensely competitive markets characterized by rapid technological change. We are a market leader in the supply chain management and omnichannel software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our cloud subscriptions and software license revenues faster than our competitors through investment in innovation. We expect to continue to face increased competition from Enterprise Resource Planning (ERP) and Supply Chain Management applications vendors and business application software vendors that may broaden their solutions offerings by internally developing, or by acquiring or partnering with independent developers of supply chain planning and execution software. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

Maintenance Revenue. Our maintenance revenue for the three months ended March 31, 2021 totaled $36.2 million, or 23% of total revenue. The Americas, EMEA and APAC segments recognized $28.2 million, $5.6 million and $2.4 million in maintenance revenue, respectively, in the three months ended March 31, 2021. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. The growth of maintenance revenues is influenced by: (1) new software license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services Revenue.  In the three months ended March 31, 2021, our services revenue totaled $80.4 million, or 51% of total revenue. The Americas, EMEA and APAC segments recognized $62.2 million, $16.0 million and $2.2 million in services revenue, respectively, in the three months ended March 31, 2021. Due to our large services revenue mix as a percentage of total revenue, our consolidated operating margin profile may be lower than those of our competitors, and while we believe our services margins are strong, they may impact our operating margin profile.

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

Services revenue growth is contingent upon our cloud subscriptions, software license revenue, and customer upgrade cycles, which are influenced by the strength of general economic and business conditions and the competitive position of our software products.  In addition, our professional services business has competitive exposure to offshore providers and other consulting companies.  All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins, and loss of market share.

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $5.9 million in the three months ended March 31, 2021 representing 4% of total revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global retailers, manufacturers, wholesalers, distributors, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our R&D expenses were $24.3 million for the three months ended March 31, 2021.

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

Cash Flow and Financial Condition

For the three months ended March 31, 2021, we generated cash flow from operating activities of $39.9 million. Our cash and cash equivalents at March 31, 2021 totaled $197.2 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D and across our enterprise in transition to becoming a cloud-first company to drive revenue and earnings growth.

During the three months ended March 31, 2021, we repurchased 214,422 shares of Manhattan Associates’ outstanding common stock for approximately $27.0 million under the share repurchase program approved by our Board of Directors.

For the remainder of 2021, our priorities for use of cash will continue to be investments in product development and in our business supporting the transition to Cloud. We expect to continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We also expect to continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We do not anticipate any borrowing requirements for the remainder of 2021 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)

Revenue	$156,850	$153,903
Costs and expenses	131,425	129,707
Operating income	25,425	24,196
Other (loss) income, net	(293)	1,420
Income before income taxes	25,132	25,616
Net income	$22,643	$22,530
Diluted earnings per share	$0.35	$0.35
Diluted weighted average number of shares	64,466	64,342

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three months ended March 31, 2021 and 2020, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended March 31,
	2021	2020	% Change vs. Prior Year
Revenue:	(in thousands)
Cloud subscriptions
Americas	22,489	15,243	48%
EMEA	3,578	1,488	140%
APAC	576	529	9%
Total cloud subscriptions	26,643	17,260	54%

Software license
Americas	4,160	8,450	-51%
EMEA	3,152	1,024	208%
APAC	526	261	102%
Total software license	7,838	9,735	-19%

Maintenance
Americas	28,236	28,460	-1%
EMEA	5,562	5,171	8%
APAC	2,361	2,113	12%
Total maintenance	36,159	35,744	1%

Services
Americas	62,180	67,249	-8%
EMEA	16,039	16,619	-3%
APAC	2,140	3,538	-40%
Total services	80,359	87,406	-8%

Hardware
Americas	5,748	3,744	54%
EMEA	103	11	836%
APAC	-	3	-100%
Total hardware and other	5,851	3,758	56%

Total Revenue
Americas	122,813	123,146	0%
EMEA	28,434	24,313	17%
APAC	5,603	6,444	-13%
Total revenue	$156,850	$153,903	2%

Operating income:
Americas	16,116	16,282	-1%
EMEA	8,374	6,313	33%
APAC	935	1,601	-42%
Total operating income	$25,425	$24,196	5%

Condensed Consolidated Financial Summary - First Quarter 2021

•	Consolidated total revenue: $156.9 million for the first quarter of 2021, compared to $153.9 million for the first quarter of 2020;
•	Cloud subscription revenue: $26.6 million for the first quarter of 2021, compared to $17.3 million for the first quarter of 2020;
•	Software license revenue: $7.8 million for the first quarter of 2021, compared to $9.7 million for the first quarter of 2020;
•	Operating income: $25.4 million for the first quarter of 2021, compared to $24.2 million for the first quarter of 2020;
•	Operating margins: 16.2% for the first quarter of 2021, compared to 15.7% for the first quarter of 2020;
•	Diluted earnings per share: $0.35 for both the first quarter of 2021 and 2020;
•	Cash flow from operations: $39.9 million in the first quarter of 2021, compared to $11.6 million in the first quarter of 2020;
•	Days sales outstanding: 61 days at March 31, 2021, compared to 68 days at December 31, 2020;
•	Cash: $197.2 million at March 31, 2021, compared to $204.7 million at December 31, 2020;
•

Share repurchases: In the three months ended March 31, 2021, we reduced our common shares outstanding by approximately 0.1%, primarily through the repurchase of approximately 0.2 million shares of our common stock, under the share repurchase program authorized by our board of directors for a total investment of $27.0 million. In April 2021, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

Below we discuss our consolidated results of operations for the first quarters of 2021 and 2020.

Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2021	2020	Prior Year	2021	2020
	(in thousands)

Cloud subscriptions	$26,643	$17,260	54%	17%	11%
Software license	7,838	9,735	-19%	5%	6%
Maintenance	36,159	35,744	1%	23%	23%
Services	80,359	87,406	-8%	51%	57%
Hardware	5,851	3,758	56%	4%	3%
Total revenue	$156,850	$153,903	2%	100%	100%

Cloud Subscriptions Revenue. In 2017, we released Manhattan Active™ Solutions accelerating our business transition to cloud subscriptions. In the first quarter of 2021, cloud subscriptions revenue increased $9.4 million compared to the same quarter in the prior year, as customers’ demand for our SaaS offerings is outpacing traditional perpetual license solutions. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $7.2 million, $2.1 million and $0.1 million in the first quarter of 2021, respectively.

Software License Revenue.  Software license revenue decreased $1.9 million in the first quarter of 2021 compared to the same quarter in the prior year as customers began to purchase our SaaS offerings rather than a traditional perpetual license. License revenue for the Americas decreased $4.3 million in the first quarter of 2021, while license revenue for the EMEA and APAC segments increased $2.1 million and $0.3 million, respectively.

The perpetual license sales percentage mix across our product suite in the first quarter ended March 31, 2021 was over 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue increased $0.4 million in the first quarter of 2021 compared to the same quarter in the prior year. Maintenance revenue for the Americas segment decreased $0.2 million in the first quarter of 2021 compared to the same quarter in the prior year, while the EMEA and APAC segments increased $0.4 million and $0.2 million, respectively.

Services Revenue.  Services revenue decreased $7.0 million in the first quarter of 2021 compared to the same quarter in the prior year. Services revenue for the Americas, EMEA and APAC segments decreased $5.0 million, $0.6 million, and $1.4 million, respectively, compared to the same quarter in the prior year. The decline in services revenue was primarily due to a reduction in professional services hiring in 2020 and a decrease in billed-travel revenue, as a result of the COVID-19 pandemic.

Hardware Revenue.  Hardware sales increased $2.1 million in the first quarter of 2021 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended March 31,
	2021	2020	% Change vs. Prior Year
Cost of software license	$556	$555	0%
Cost of cloud subscriptions, maintenance and services	73,509	74,276	-1%
Total cost of revenue	$74,065	$74,831	-1%

Cost of Software License.  Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license remained flat in the first quarter of 2021 compared with the same quarter in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services.  Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $0.8 million decrease in the quarter ended March 31, 2021 compared to the same quarter in the prior year was principally due to a $4.1 million decrease in travel expense, and a $1.2 million decrease in computer infrastructure costs, offset by a $4.0 million increase in performance-based compensation expense, and a $0.9 million increase in compensation and other personnel-related expenses.

Operating Expenses

	Three Months Ended March 31,
	2021	2020	% Change vs. Prior Year
	(in thousands)

Research and development	$24,260	$23,328	4%
Sales and marketing	13,396	13,088	2%
General and administrative	17,569	16,114	9%
Depreciation and amortization	2,135	2,346	-9%
Operating expenses	$57,360	$54,876	5%

Research and Development.  Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization, Omnichannel and point-of-sale.

For each of the quarters ended March 31, 2021 and 2020, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended March 31, 2021 increased by $0.9 million, compared to the same quarter of 2020 principally due to a $1.4 million increase in performance-based compensation expense, offset by a $0.6 million decrease in compensation and other personnel-related expenses.

Sales and Marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses remained relatively flat in the quarter ended March 31, 2021 compared to the same quarter in the prior year.

General and Administrative (G&A).  G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $1.5 million, in the current year quarter compared to the same quarter in the prior year, primarily due to a $0.9 million increase in compensation and other personnel related expenses, and a $0.8 million increase performance-based compensation expense.

Depreciation and Amortization.  Depreciation and amortization of intangibles and software expense for the first quarter of 2021 and 2020 was $2.1 million and $2.3 million, respectively. Amortization of acquisitions expense for the first quarter of 2021 and 2020 was immaterial.

Operating Income

Operating income in the first quarter of 2021 was $25.4 million compared to $24.2 million in the first quarter of 2020. Operating margin was 16.2% for the first quarter of 2021 versus 15.7% for the same quarter in the prior year. Operating income and operating margin increased primarily due to increased cloud subscriptions revenue and increased hardware revenue.

Other Income and Income Taxes

	Three Months Ended March 31,
	2021	2020	% Change vs. Prior Year

Other (loss) income, net	$(293)	$1,420	-121%
Income tax provision	2,489	3,086	-19%

Other (loss) income, net.  Other (loss) income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other (loss) income, net decreased $1.7 million in the first quarter of 2021 compared to the same quarter in the prior year primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency losses of $0.3 million in the first quarter of 2021, and net foreign currency gains of $1.4 million in the first quarter of 2020.

Income tax provision.  Our effective income tax rates were 9.9% and 12.0% for the quarters ended March 31, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended March 31, 2021 is due to foreign jurisdiction business incentives and change in deductible stock compensation.

Liquidity and Capital Resources

During the first three months of 2021, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of March 31, 2021 included $155.9 million held in the U.S. and $41.3 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act in December 2017, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $39.9 million and $11.6 million in the three months ended March 31, 2021 and 2020, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the three months ended March 31, 2021 increased $28.3 million compared to the same period in the prior year, which is mainly due to a decrease in employee bonus payments and the timing of cash collections from our customers.

Cash flow used in investing activities totaled $0.6 million and $1.2 million in the three months ended March 31, 2021 and 2020, respectively. Our investing activities for both the three months ended March 31, 2021 and 2020 consisted of capital spending to support company growth.

Financing activities used cash of $46.4 million and $43.0 million for the three months ended March 31, 2021 and 2020, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes of $19.4 million and $18.0 million for the three months ended March 31, 2021 and 2020, respectively.

As disclosed in our Annual Report on Form 10-K, our principal commitments consist of obligations under operating leases. As we continue our business transition to a cloud subscription model, we have entered into multiple non-cancellable contracts for cloud infrastructure services. As of March 31, 2021, our cloud infrastructure obligations are approximately $70 million over the next 5 years.  We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations.  Our obligations, as of March 31, 2021, are approximately $10 million over the next 3 years. We expect to fulfill all of these commitments from our working capital.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. With the COVID-19 impact, we are focused on preserving liquidity and protecting our headcount capacity to support our customers and grow our business when global economic activity begins to recover. For the remainder of 2021, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably and growing our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements for the remainder of 2021 for general corporate purposes.

Critical Accounting Policies and Estimates

In the first three months of 2021, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020.

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
•

other risks described under the heading “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, as these may be updated from time to time in subsequent quarterly reports.

We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the Quantitative and Qualitative Disclosures about Market Risk previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2021	-	$-	-	50,000,000
February 1 - February 28, 2021	92,439	131.81	92,439	37,815,955
March 1 - March 31, 2021	121,983	121.36	121,983	23,011,802
Total	214,422		214,422

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

Item 6.Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	April 29, 2021	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2021	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)