Form 10-Q
period 2021-06-30
MANHATTAN ASSOCIATES INC
filed 2021-07-29
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the Registrant’s class of capital stock outstanding as of July 26, 2021, the latest practicable date, is as follows: 63,399,891 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended June 30, 2021

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$209,343	$204,705
Accounts receivable, net of allowance of $4,178 and $3,497, at June 30, 2021 and December 31, 2020, respectively	113,955	109,202
Prepaid expenses and other current assets	23,934	20,134
Total current assets	347,232	334,041

Property and equipment, net	15,115	17,903
Operating lease right-of-use assets	28,744	31,470
Goodwill, net	62,246	62,252
Deferred income taxes	3,975	5,760
Other assets	17,685	13,986
Total assets	$474,997	$465,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,031	$17,805
Accrued compensation and benefits	49,728	41,962
Accrued and other liabilities	18,915	21,181
Deferred revenue	125,993	114,164
Income taxes payable	194	1,874
Total current liabilities	216,861	196,986

Operating lease liabilities, long-term	24,959	27,843
Other non-current liabilities	20,727	21,686

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2021 and 2020	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 63,397,603 and 63,527,186 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	634	635
Retained earnings	231,035	236,524
Accumulated other comprehensive loss	(19,219)	(18,262)
Total shareholders' equity	212,450	218,897
Total liabilities and shareholders' equity	$474,997	$465,412

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$28,595	$18,503	$55,238	$35,763
Software license	8,823	5,681	16,661	15,416
Maintenance	37,732	35,898	73,891	71,642
Services	84,703	71,778	165,062	159,184
Hardware	6,261	3,770	12,112	7,528
Total revenue	166,114	135,630	322,964	289,533
Costs and expenses:
Cost of software license	556	591	1,112	1,146
Cost of cloud subscriptions, maintenance and services	70,072	62,434	143,581	136,710
Research and development	23,213	19,931	47,473	43,259
Sales and marketing	13,750	9,709	27,146	22,797
General and administrative	17,082	14,016	34,651	30,130
Depreciation and amortization	2,084	2,257	4,219	4,603
Total costs and expenses	126,757	108,938	258,182	238,645
Operating income	39,357	26,692	64,782	50,888
Other income (loss), net	306	(158)	13	1,262
Income before income taxes	39,663	26,534	64,795	52,150
Income tax provision	9,070	7,330	11,559	10,416
Net income	$30,593	$19,204	$53,236	$41,734

Basic earnings per share	$0.48	$0.30	$0.84	$0.66
Diluted earnings per share	$0.48	$0.30	$0.83	$0.65

Weighted average number of shares:
Basic	63,537	63,509	63,591	63,550
Diluted	64,276	64,126	64,371	64,234

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$30,593	$19,204	$53,236	$41,734
Foreign currency translation adjustment	(428)	336	(957)	(3,135)
Comprehensive income	$30,165	$19,540	$52,279	$38,599

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)
Operating activities:
Net income	$53,236	$41,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,219	4,603
Equity-based compensation	20,760	15,056
Loss on disposal of equipment	-	10
Deferred income taxes	1,768	4,234
Unrealized foreign currency gain	(1,029)	(741)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,289)	(7,469)
Other assets	(7,912)	(619)
Accounts payable, accrued and other liabilities	9,592	(21,787)
Income taxes	(1,952)	568
Deferred revenue	12,002	24,799
Net cash provided by operating activities	85,395	60,388

Investing activities:
Purchase of property and equipment	(1,171)	(1,752)
Net cash used in investing activities	(1,171)	(1,752)

Financing activities:
Purchase of common stock	(79,486)	(43,155)
Net cash used in financing activities	(79,486)	(43,155)

Foreign currency impact on cash	(100)	(2,521)

Net change in cash and cash equivalents	4,638	12,960
Cash and cash equivalents at beginning of period	204,705	110,678
Cash and cash equivalents at end of period	$209,343	$123,638

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended June 30, 2021
Balance, March 31, 2021 (unaudited)	63,616,713	$636	$-	$222,815	$(18,791)	$204,660
Repurchase of common stock	(244,700)	(2)	(10,709)	(22,373)	-	(33,084)
Restricted stock units issuance	25,590	-	-	-	-	-
Equity-based compensation	-	-	10,709	-	-	10,709
Foreign currency translation adjustment	-	-	-	-	(428)	(428)
Net income	-	-	-	30,593	-	30,593
Balance, June 30, 2021 (unaudited)	63,397,603	$634	$-	$231,035	$(19,219)	$212,450

For the Six Months Ended June 30, 2021
Balance, December 31, 2020 (audited)	63,527,186	$635	$-	$236,524	$(18,262)	$218,897
Repurchase of common stock	(631,014)	(6)	(20,755)	(58,725)	-	(79,486)
Restricted stock units issuance	501,431	5	(5)	-	-	-
Equity-based compensation	-	-	20,760	-	-	20,760
Foreign currency translation adjustment	-	-	-	-	(957)	(957)
Net income	-	-	-	53,236	-	53,236
Balance, June 30, 2021 (unaudited)	63,397,603	$634	$-	$231,035	$(19,219)	$212,450

For the Three Months Ended June 30, 2020
Balance, March 31, 2020 (unaudited)	63,495,687	$635	$-	$146,552	$(21,318)	$125,869
Repurchase of common stock	(1,829)	-	(7,492)	7,369	-	(123)
Restricted stock units issuance	25,110	-	-	-	-	-
Equity-based compensation	-	-	7,492	-	-	7,492
Foreign currency translation adjustment	-	-	-	-	336	336
Net income	-	-	-	19,204	-	19,204
Balance, June 30, 2020 (unaudited)	63,518,968	$635	$-	$173,125	$(20,982)	$152,778

For the Six Months Ended June 30, 2020
Balance, December 31, 2019 (audited)	63,456,986	$635	$-	$159,490	$(17,847)	$142,278
Repurchase of common stock	(557,938)	(6)	(15,050)	(28,099)	-	(43,155)
Restricted stock units issuance	619,920	6	(6)	-	-	-
Equity-based compensation	-	-	15,056	-	-	15,056
Foreign currency translation adjustment	-	-	-	-	(3,135)	(3,135)
Net income	-	-	-	41,734	-	41,734
Balance, June 30, 2020 (unaudited)	63,518,968	$635	$-	$173,125	$(20,982)	$152,778

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at June 30, 2021, the results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements Adopted in Fiscal Year 2021

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. On January 1, 2021, we adopted this guidance, and the adoption did not have a material impact on our financial statements.
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

Deferred revenue mainly represents amounts collected prior to having completed performance of maintenance, cloud subscriptions and professional services. In the three and six months ended June 30, 2021, we recognized $30.3 million and $82.5 million of revenue that was included in the deferred revenue balance as of December 31, 2020. In the three months ended June 30, 2021, we recognized $52.7 million of revenue that was included in the deferred revenue balance as of March 31, 2021.

No revenue was recognized during the three and six months ended June 30, 2021 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of June 30, 2021, approximately $488.7 million of revenue is expected to be recognized from remaining performance obligations for cloud subscriptions, maintenance contracts, and application managed services with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately 45% of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for credit losses generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $1.3 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively, and $2.0 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively.

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

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $19.4 million as of June 30, 2021, of which $14.2 million is included in other assets and $5.2 million is included in prepaid expenses and other current assets. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $1.2 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively. No impairment losses were recognized during the periods.

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

At June 30, 2021, our cash and cash equivalents were $196.5 million and $12.8 million, respectively. We had neither short-term investments nor long-term investments at June 30, 2021. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at June 30, 2021.
4.	Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of June 30, 2021 (in thousands):

June 30, 2021
ASSETS
Operating lease right-of-use assets	$28,744

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$6,433
Operating lease liabilities, long-term	24,959
Total operating lease liabilities	$31,392

Aggregate future minimum lease payments under noncancelable operating leases as of June 30, 2021 are as follows (in thousands):

Year Ending December 31,
2021 (excluding the six months ended June 30, 2021)	$3,383
2022	6,821
2023	6,762
2024	6,405
2025	5,604
Thereafter	7,717
Total minimum payments required	36,692
Less short-term leases	-
Less imputed interest	(5,300)
Total operating lease liabilities	$31,392

The total lease cost for the three and six months ended June 30, 2021 was $2.0 million and $4.0 million, respectively. Total lease cost for the three months ended June 30, 2021 consisted of $1.9 million of operating lease costs, and $0.1 million of short-term lease costs. For the six months ended June 30, 2021, total lease cost consisted of $3.8 million of operating lease costs, and $0.2 of short-term lease costs.

Total lease cost for the three and six months ended June 30, 2020 was $2.0 million and $4.0 million, respectively. Total lease cost for the three months ended June 30, 2020 consisted of $1.9 million of operating lease costs, and $0.1 million of short-term lease costs. For the six months ended June 30, 2020, total lease cost consisted of $3.8 million of operating lease cost, and $0.2 million of short-term lease costs.

Our variable lease costs for the three and six months ended June 30, 2021 and 2020 were immaterial.

Other information related to operating leases are as follows:

Weighted average remaining lease term	5.6 years
Weighted average discount rate	3%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,824

5.	Equity-Based Compensation

We granted 52,237 and 20,834 restricted stock units (RSUs) during the three months ended June 30, 2021 and 2020, respectively, and granted 376,828 and 532,467 RSUs during the six months ended June 30, 2021 and 2020, respectively. Equity-based compensation expense related to RSUs was $10.7 million and $7.5 million during the three months ended June 30, 2021 and 2020, respectively, and $20.8 million and $15.1 million during the six months ended June 30, 2021 and 2020, respectively.

We present below a summary of changes during the six months ended June 30, 2021 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2020	1,462,864
Granted	376,828
Vested	(501,431)
Forfeited	(26,716)
Outstanding at June 30, 2021	1,311,545

6.	Income Taxes

Our effective tax rate was 22.9% and 27.6% for the three months ended June 30, 2021 and 2020, respectively, and 17.8% and 20.0% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate for three and six months ended June 30, 2021 and 2020 is due to foreign jurisdiction business incentives, income earned in lower tax jurisdictions, and an increase in domestic deductions.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended June 30, 2021, there were no material changes to our uncertain tax positions. There has been no change to our policy that recognizes potential interest and penalties related to uncertain tax positions within our global operations in income tax expense.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$30,593	$19,204	$53,236	$41,734
Earnings per share:
Basic	$0.48	$0.30	$0.84	$0.66
Effect of CESs	-	-	(0.01)	(0.01)
Diluted	$0.48	$0.30	$0.83	$0.65

Weighted average number of shares:
Basic	63,537	63,509	63,591	63,550
Effect of CESs	739	617	780	684
Diluted	64,276	64,126	64,371	64,234

The number of anti-dilutive CESs during the three and six months ended June 30, 2021 and 2020 was immaterial.

8.	Contingencies

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $1.3 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $2.9 million and $1.5 million for the six months ended June 30, 2021, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support.  Certain corporate expenses included in the Americas segment are not charged to the other segments.  Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Accounting Standards Codification, we present below certain financial information by reportable segment for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021				2020
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$24,654	$3,187	$754	$28,595	$16,345	$1,811	$347	$18,503
Software license	7,421	842	560	8,823	3,853	415	1,413	5,681
Maintenance	29,213	6,208	2,311	37,732	28,211	5,591	2,096	35,898
Services	64,790	16,922	2,991	84,703	55,189	13,741	2,848	71,778
Hardware	6,230	31	-	6,261	3,770	-	-	3,770
Total revenue	132,308	27,190	6,616	166,114	107,368	21,558	6,704	135,630

Costs and Expenses:
Cost of revenue	53,105	14,252	3,271	70,628	46,749	12,746	3,530	63,025
Operating expenses	48,763	4,104	1,178	54,045	39,625	3,095	936	43,656
Depreciation and amortization	1,850	191	43	2,084	2,010	202	45	2,257
Total costs and expenses	103,718	18,547	4,492	126,757	88,384	16,043	4,511	108,938
Operating income	$28,590	$8,643	$2,124	$39,357	$18,984	$5,515	$2,193	$26,692

	Six Months Ended June 30,
	2021				2020
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$47,143	$6,765	$1,330	$55,238	$31,588	$3,299	$876	$35,763
Software license	11,581	3,994	1,086	16,661	12,303	1,439	1,674	15,416
Maintenance	57,449	11,770	4,672	73,891	56,671	10,762	4,209	71,642
Services	126,970	32,961	5,131	165,062	122,438	30,360	6,386	159,184
Hardware	11,978	134	-	12,112	7,514	11	3	7,528
Total revenue	255,121	55,624	12,219	322,964	230,514	45,871	13,148	289,533

Costs and Expenses:
Cost of revenue	108,412	29,676	6,605	144,693	104,096	26,770	6,990	137,856
Operating expenses	98,268	8,538	2,464	109,270	87,053	6,865	2,268	96,186
Depreciation and amortization	3,735	393	91	4,219	4,099	408	96	4,603
Total costs and expenses	210,415	38,607	9,160	258,182	195,248	34,043	9,354	238,645
Operating income	$44,706	$17,017	$3,059	$64,782	$35,266	$11,828	$3,794	$50,888

The majority of our software license revenue relates to our warehouse management product group (over 80%) for the three and six months ended June 30, 2021. Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the six months ended June 30, 2021.

At June 30, 2021, total assets for the Americas, EMEA and APAC segments were $409.2 million, $52.6 million and $13.1 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three and six months ended June 30, 2021, we generated $166.1 million and $323.0 million in total revenue, respectively. The revenue mixes for both the three and six months ended June 30, 2021 was: cloud subscriptions 17%; software license 5%; maintenance 23%; services 51%; and hardware 4%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $49.8 million and $97.7 million for the three and six months ended June 30, 2021, respectively, which represents approximately 30% our total revenue for both the three and six months ended June 30, 2021. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2021, we employed approximately 3,500 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Regarding the impact of the novel coronavirus disease (“COVID-19”) pandemic, we remain cautious about the global recovery, which we expect to be slow and protracted. Our results for the first six months of 2021 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. Favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. This alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period.

We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings. As previously announced, we have reversed the temporary actions that we had previously taken to manage operating expenses and cash flow due to the COVID-19 pandemic, and our Board of Directors has reinstated our share repurchase program.

We have taken steps to best ensure the health and safety of our employees globally.  Our daily execution has evolved into a largely virtual model, and we continue to find innovative ways to engage with employees, customers and prospects, ensuring that they are supported as they navigate their way through this period.

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

For the remainder of 2021, our five strategic goals remain:

•	Focus on employees, customer success and drive sustainable long-term growth;
•	Invest in innovation to expand our products and total addressable market;
•	Expand our Manhattan Active Suite of Cloud Solutions;
•	Develop and grow our cloud business and cloud subscription revenue; and
•	Expand our global sales and marketing teams.

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

In year 4 of our cloud transition, demand for our cloud solutions is the dominant preference of customers. Our perpetual license solutions are rapidly attritting due to market demand for our cloud solutions with 90% of our pipeline representing cloud solutions. Cloud solutions are our fastest growing revenue line and represents 77% of total software revenue in the first half of 2021. We believe the growth reduction in license and maintenance revenue in favor of our cloud-based offerings is positive for our customers and Manhattan Associates.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and six months ended June 30, 2021, approximately 70% of our total revenue was generated in the United States in both periods, 16% and 17% in EMEA, respectively, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 75% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

Revenue

Cloud Subscriptions and Software License Revenue.  Cloud subscriptions revenue and remaining performance obligation growth are the leading indicators of our business performance, primarily derived from cloud subscription fees that customers pay for supply chain solutions. Since we announced our transition to becoming a cloud-first company in 2017 with our launch of Manhattan Active Solutions, we have continued to see a significant shift in demand for cloud solutions versus software license. By comparison, in 2016, cloud subscriptions and software license revenue represented 7% and 93%, respectively, of our total cloud and software license revenue mix. In the full year ended 2021, we estimate revenue mix for cloud subscriptions and software license revenue to be approximately 80% and 20%, respectively. In the six months ended June 30, 2021, cloud subscriptions revenue was 77% of total cloud and software license revenue. Going forward, we expect cloud revenue to increase as a percentage of total software and cloud revenue as market demand for cloud solutions is supplanting legacy perpetual license demand.

In the three months ended June 30, 2021, cloud subscriptions revenue totaled $28.6 million or 17% of total revenues. In the six months ended June 30, 2021, cloud subscriptions revenue totaled $55.2 million or 17% of total revenues.

The Americas, EMEA and APAC segments recognized $24.7 million, $3.2 million and $0.7 million in cloud subscriptions revenue, respectively, in the three months ended June 30, 2021. The Americas, EMEA and APAC segments recognized $47.1 million, $6.8 million and $1.3 million in cloud subscriptions revenue, respectively, in the six months ended June 30, 2021. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically 36 to 60 months. In the three and six months ended June 30, 2021, the percentage mix of new to existing customers for the combination of software license and cloud subscriptions sales was approximately 15/85 and 20/80, respectively.

In the three months ended June 30, 2021, software license revenue totaled $8.8 million, or 5% of total revenue. In the six months ended June 30, 2021, software license revenue totaled $16.7 million or 5% of total revenue. Software license revenue recognized by the Americas, EMEA, and APAC segments totaled $7.4 million, $0.8 million, and $0.6 million, respectively, in the three months ended June 30, 2021. Software license revenue recognized by the Americas, EMEA, and APAC segments totaled $11.6 million, $4.0 million, and $1.1 million, respectively, in the six months ended June 30, 2021.

Cloud subscriptions and software license revenue growth are influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. In addition, the timing of the closing of a few large software license transactions can have a material impact on our software license revenues, operating profit, operating margins and earnings per share. For example, $0.8 million of either pre-tax profit or expense in the second quarter of 2021 equates to approximately one cent of diluted earnings per share impact.

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

Maintenance Revenue. Our maintenance revenue for the three months ended June 30, 2021 totaled $37.7 million, or 23% of total revenue. For the six months ended June 30, 2021, maintenance revenue totaled $73.9 million or 23% of total revenue. The Americas, EMEA and APAC segments recognized $29.3 million, $6.2 million and $2.3 million in maintenance revenue, respectively, in the three months ended June 30, 2021. For the six months ended June 30, 2021, maintenance revenue recognized by the Americas, EMEA, and APAC segments totaled $57.4 million, $11.8 million and $4.7 million, respectively.  For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Maintenance revenue is influenced by: (1) new software license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services Revenue.  In the three months ended June 30, 2021, our services revenue totaled $84.7 million, or 51% of total revenue. The Americas, EMEA and APAC segments recognized $64.8 million, $16.9 million and $3.0 million in services revenue, respectively, in the three months ended June 30, 2021. In the six months ended June 30, 2021, our services revenue totaled $165.1 million, or 51% of total revenue. The Americas, EMEA and APAC segments recognized $127.0 million, $33.0 million and $5.1 million in services revenue, respectively, in the six months ended June 30, 2021. Due to our large services revenue mix as a percentage of total revenue, our consolidated operating margin profile may be lower than those of our competitors, and while we believe our services margins are strong, they may impact our operating margin profile.

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

Services revenue growth is contingent upon our cloud subscriptions, software license revenue and customer upgrade cycles, which are influenced by the strength of general economic and business conditions and the competitive position of our software products.  In addition, our professional services business has competitive exposure to offshore providers and other consulting companies.  All of these factors potentially create the risk of pricing pressure, fewer customer orders, reduced gross margins, and loss of market share.

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $6.3 million in the three months ended June 30, 2021 representing 4% of total revenue. For the six months ended June 30, 2021, hardware revenue totaled $12.1 million, or 4% of total revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global retailers, manufacturers, wholesalers, distributors, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our R&D expenses were $23.2 million and $47.5 million for the three and six months ended June 30, 2021, respectively.

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

Cash Flow and Financial Condition

For the three and six months ended June 30, 2021, we generated cash flow from operating activities of $45.5 million and $85.4 million, respectively. Our cash and cash equivalents at June 30, 2021 totaled $209.3 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D and across our enterprise in transition to becoming a cloud-first company to drive revenue and earnings growth.

During the six months ended June 30, 2021, we repurchased 457,695 shares of Manhattan Associates’ outstanding common stock for approximately $59.9 million under the share repurchase program approved by our Board of Directors. In July 2021, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our common stock under the share repurchase program.

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

Results of Operations

In the following table, we present a summary of our consolidated results for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)

Revenue	$166,114	$135,630	$322,964	$289,533
Costs and expenses	126,757	108,938	258,182	238,645
Operating income	39,357	26,692	64,782	50,888
Other income (loss), net	306	(158)	13	1,262
Income before income taxes	39,663	26,534	64,795	52,150
Net income	$30,593	$19,204	$53,236	$41,734
Diluted earnings per share	$0.48	$0.30	$0.83	$0.65
Diluted weighted average number of shares	64,276	64,126	64,371	64,234

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three and six months ended June 30, 2021 and 2020, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change vs. Prior Year	2021	2020	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Cloud subscriptions
Americas	24,654	16,345	51%	47,143	31,588	49%
EMEA	3,187	1,811	76%	6,765	3,299	105%
APAC	754	347	117%	1,330	876	52%
Total cloud subscriptions	28,595	18,503	55%	55,238	35,763	54%

Software license
Americas	7,421	3,853	93%	11,581	12,303	-6%
EMEA	842	415	103%	3,994	1,439	178%
APAC	560	1,413	-60%	1,086	1,674	-35%
Total software license	8,823	5,681	55%	16,661	15,416	8%

Maintenance
Americas	29,213	28,211	4%	57,449	56,671	1%
EMEA	6,208	5,591	11%	11,770	10,762	9%
APAC	2,311	2,096	10%	4,672	4,209	11%
Total maintenance	37,732	35,898	5%	73,891	71,642	3%

Services
Americas	64,790	55,189	17%	126,970	122,438	4%
EMEA	16,922	13,741	23%	32,961	30,360	9%
APAC	2,991	2,848	5%	5,131	6,386	-20%
Total services	84,703	71,778	18%	165,062	159,184	4%

Hardware
Americas	6,230	3,770	65%	11,978	7,514	59%
EMEA	31	-	N/A	134	11	1118%
APAC	-	-	N/A	-	3	-100%
Total hardware and other	6,261	3,770	66%	12,112	7,528	61%

Total Revenue
Americas	132,308	107,368	23%	255,121	230,514	11%
EMEA	27,190	21,558	26%	55,624	45,871	21%
APAC	6,616	6,704	-1%	12,219	13,148	-7%
Total revenue	$166,114	$135,630	22%	$322,964	$289,533	12%

Operating income:
Americas	28,590	18,984	51%	44,706	35,266	27%
EMEA	8,643	5,515	57%	17,017	11,828	44%
APAC	2,124	2,193	-3%	3,059	3,794	-19%
Total operating income	$39,357	$26,692	47%	$64,782	$50,888	27%

Condensed Consolidated Financial Summary - Second Quarter 2021

•	Consolidated total revenue: $166.1 million for the second quarter of 2021, compared to $135.6 million for the second quarter of 2020;
•	Cloud subscription revenue: $28.6 million for the second quarter of 2021, compared to $18.5 million for the second quarter of 2020;
•	Software license revenue: $8.8 million for the second quarter of 2021, compared to $5.7 million for the second quarter of 2020;
•	Operating income: $39.4 million for the second quarter of 2021, compared to $26.7 million for the second quarter of 2020;
•	Operating margins: 23.7% for the second quarter of 2021, compared to 19.7% for the second quarter of 2020;
•	Diluted earnings per share: $0.48 for the second quarter of 2021 compared to $0.30 for the second quarter of 2020;
•	Cash flow from operations: $45.5 million in the second quarter of 2021, compared to $48.8 million in the second quarter of 2020;
•	Days sales outstanding: 62 days at June 30, 2021, compared to 61 days at March 31, 2021;
•	Cash: $209.3 million at June 30, 2021, compared to $197.2 million at March 31, 2021;
•

Share repurchases: In the three months ended June 30, 2021, we reduced our common shares outstanding by approximately 0.3%, primarily through the repurchase of approximately 0.3 million shares of our common stock, under the share repurchase program authorized by our board of directors for a total investment of $32.9 million. In July 2021, our Board of Directors confirmed our existing authority to repurchase up to an aggregate of $50.0 million of our outstanding common stock.

Below we discuss our consolidated results of operations for the second quarters of 2021 and 2020.

Revenue

	Three Months Ended June 30,
			% Change vs.	% of Total Revenue
	2021	2020	Prior Year	2021	2020
	(in thousands)

Cloud subscriptions	$28,595	$18,503	55%	17%	14%
Software license	8,823	5,681	55%	5%	4%
Maintenance	37,732	35,898	5%	23%	26%
Services	84,703	71,778	18%	51%	53%
Hardware	6,261	3,770	66%	4%	3%
Total revenue	$166,114	$135,630	22%	100%	100%

Cloud Subscriptions Revenue. In 2017, we released Manhattan Active™ Solutions accelerating our business transition to cloud subscriptions. In the second quarter of 2021, cloud subscriptions revenue increased $10.1 million compared to the same quarter in the prior year, as customer demand for our SaaS offerings is outpacing traditional perpetual license solutions. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $8.3 million, $1.4 million and $0.4 million in the second quarter of 2021, respectively.

Software License Revenue.  Software license revenue increased $3.1 million in the second quarter of 2021 compared to the same quarter in the prior year. License revenue for the Americas and EMEA segments increased $3.6 million and $0.4 million in the second quarter of 2021, respectively, while license revenue for the APAC segment decreased $0.9 million.

The perpetual license sales percentage mix across our product suite in the second quarter ended June 30, 2021 was over 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue increased $1.8 million in the second quarter of 2021 compared to the same quarter in the prior year. Maintenance revenue for the Americas, EMEA and APAC segments increased $1.0 million, $0.6 million and $0.2 million in the second quarter of 2021, respectively, compared to the same quarter in the prior year.

Services Revenue.  Services revenue increased $12.9 million in the second quarter of 2021 compared to the same quarter in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $9.6 million, $3.2 million, and $0.1 million, respectively, compared to the same quarter in the prior year.

Hardware Revenue.  Hardware sales increased $2.5 million in the second quarter of 2021 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended June 30,
	2021	2020	% Change vs. Prior Year
Cost of software license	$556	$591	-6%
Cost of cloud subscriptions, maintenance and services	70,072	62,434	12%
Total cost of revenue	$70,628	$63,025	12%

Cost of Software License.  Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license remained flat in the second quarter of 2021 compared with the same quarter in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services.  Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $7.6 million increase in the quarter ended June 30, 2021 compared to the same quarter in the prior year was principally due to a $5.7 million increase in performance-based compensation and a $2.3 million increase in compensation and other personnel-related expenses.

Operating Expenses

	Three Months Ended June 30,
	2021	2020	% Change vs. Prior Year
	(in thousands)

Research and development	$23,213	$19,931	16%
Sales and marketing	13,750	9,709	42%
General and administrative	17,082	14,016	22%
Depreciation and amortization	2,084	2,257	-8%
Operating expenses	$56,129	$45,913	22%

Research and Development.  Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization, Omnichannel and point-of-sale.

For each of the quarters ended June 30, 2021 and 2020, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended June 30, 2021 increased by $3.3 million, compared to the same quarter of 2020 principally due to a $2.0 million increase in performance-based compensation expense and a $1.1 million increase in compensation and other personnel-related expenses.

Sales and Marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $4.0 million in the quarter ended June 30, 2021 compared to the same quarter in the prior year primarily due to a $2.3 million increase in performance-based compensation expense, a $1.0 million increase in compensation and other personnel-related expenses, and a $0.7 million increase in marketing and campaign programs.

General and Administrative (G&A).  G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $3.1 million, in the current year quarter compared to the same quarter in the prior year, primarily due to a $1.7 million increase in compensation and other personnel related expenses, and a $1.2 million increase performance-based compensation expense.

Depreciation and Amortization.  Depreciation and amortization of intangibles and software expense for the second quarter of 2021 and 2020 was $2.1 million and $2.3 million, respectively. Amortization of acquisitions expense for the second quarter of 2021 and 2020 was immaterial.

Operating Income

Operating income in the second quarter of 2021 was $39.4 million compared to $26.7 million in the same quarter in the prior year. Operating margin was 23.7% for the second quarter of 2021 versus 19.7% for the same quarter in the prior year. Operating income and operating margin increased primarily due to increased cloud subscriptions, software license and services revenues.

Other Income and Income Taxes

	Three Months Ended June 30,
	2021	2020	% Change vs. Prior Year

Other income (loss), net	$306	$(158)	-294%
Income tax provision	9,070	7,330	24%

Other income (loss), net.  Other income (loss), net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income (loss) income, net increased $0.5 million in the second quarter of 2021 compared to the same quarter in the prior year primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $0.3 million in the second quarter of 2021, and net foreign currency losses of $0.2 million in the same quarter in the prior year.

Income tax provision.  Our effective income tax rate was 22.9% and 27.6% for the quarters ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended June 30, 2021 is due to foreign jurisdiction business incentives, income earned in lower tax jurisdictions, and an increase in domestic deductions.

Condensed Consolidated Financial Summary – First Six Months of 2021

•	Consolidated revenue: $323.0 million for the six months ended June 30, 2021 compared to $289.5 million for the six months ended June 30, 2020.
•	Cloud subscription revenue: $55.2 million for the six months ended June 30, 2021 compared to $35.8 million for the six months ended June 30, 2020.
•	Software license revenue: $16.7 million for the six months ended June 30, 2021, compared to $15.4 million for the six months ended June 30, 2020.
•	Operating income: $64.8 million for the six months ended June 30, 2021, compared to $50.9 million for the six months ended June 30, 2020.
•	Operating margins: 20.1% for the six months ended June 30, 2021, compared to 17.6% for the six months ended June 30, 2020.
•	Diluted earnings per share: $0.83 for the six months ended June 30, 2021 compared to $0.65 for the six months ended June 30, 2020.
•	Cash flow from operations: $85.4 million for the six months ended June 30, 2021, compared to $60.4 million for the six months ended June 30, 2020.
•	Cash: $209.3 million at June 30, 2021, compared to $204.7 million at December 31, 2020.
•

Share repurchases: During the six months ended June 30, 2021, we reduced our common shares outstanding by approximately 0.2% primarily through the repurchase of approximately 0.5 million shares of our common stock, under the share repurchase program authorized by our board of directors, for a total investment of $59.9 million.

Below we discuss our consolidated results of operations for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2021	2020	Prior Year	2021	2020
	(in thousands)

Cloud subscriptions	$55,238	$35,763	54%	17%	12%
Software license	16,661	15,416	8%	5%	5%
Maintenance	73,891	71,642	3%	23%	25%
Services	165,062	159,184	4%	51%	55%
Hardware	12,112	7,528	61%	4%	3%
Total revenue	$322,964	$289,533	12%	100%	100%

Cloud Subscription Revenue. Due to the release of Manhattan Active™ Solutions, cloud subscriptions revenue increased $19.5 million in the six months ended June 30, 2021 compared to the same period in the prior year, as customers began to purchase our SaaS offerings rather than a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $15.6 million, $3.5 million and $0.4 million, respectively, in the six months ended June 30, 2021.

Software License Revenue.  Software license revenue increased $1.3 million in the six months ended June 30, 2021 compared to the same period in the prior year. Our license revenue performance depends on the number and relative value of large deals we close in the period.  License revenue for the EMEA segment increased $2.6 million in the six months ended June 30, 2021, while license revenue for the Americas and APAC segments decreased $0.7 million and $0.6 million, respectively.

The license sales percentage mix across our product suite in the six months ended June 30, 2021 was approximately 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue increased $2.3 million in the six months ended June 30, 2021 compared to the same period in the prior year. Maintenance revenue for the Americas, EMEA and APAC segments increased $0.8 million, $1.0 million and $0.5 million, respectively, in the six months ended June 30, 2021 compared to the same period in the prior year.

Services Revenue.  Services revenue increased $5.9 million in the six months ended June 30, 2021 compared to the same period in the prior year. Services revenue for the Americas and EMEA segments increased $4.5 million and $2.6 million, respectively, in the six months ended June 30, 2021 compared with the same period in the prior year, while service revenue for the APAC segment decreased $1.2 million.

Hardware Revenue.  Hardware sales increased $4.6 million in the six months ended June 30, 2021 compared to the same period in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Six Months Ended June 30,
	2021	2020	% Change vs. Prior Year

Cost of software license	$1,112	$1,146	-3%
Cost of cloud subscriptions, maintenance and services	143,581	136,710	5%
Total cost of revenue	$144,693	$137,856	5%

Cost of Software License.  Cost of software license remained flat in the six months ended June 30, 2021 compared with the same period in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud operations; maintenance services; and professional and technical services as well as hosting fees. The $6.9 million increase in the six months ended June 30, 2021 compared to the same period in the prior year was principally due to a $9.7 million increase in performance-based compensation expense and a

$3.1 million increase in compensation and other personnel-related expenses, offset by a $3.8 million decrease in travel expense, and a $1.6 million decrease in computer infrastructure costs.

Operating Expenses

	Six Months Ended June 30,
	2021	2020	% Change vs. Prior Year
	(in thousands)

Research and development	$47,473	$43,259	10%
Sales and marketing	27,146	22,797	19%
General and administrative	34,651	30,130	15%
Depreciation and amortization	4,219	4,603	-8%
Operating expenses	$113,489	$100,789	13%

Research and Development.  R&D expenses for the six months ended June 30, 2021 increased $4.2 million compared to the same period in the prior year principally due to a $3.4 million increase in performance-based compensation expense and a $1.0 million increase in computer infrastructure costs. For the same reasons included in the quarterly R&D discussion above, no R&D costs were capitalized during the six months ended June 30, 2021 and 2020.

Sales and Marketing.  Sales and marketing expenses increased $4.3 million in the six months ended June 30, 2021 compared to the same period in the prior year primarily due to a $4.1 million increase in performance-based compensation expense and a $1.4 million increase in compensation and other personnel related expenses, offset by a $0.6 million decrease in marketing and campaign programs and a $0.4 million decrease in travel expense.

General and Administrative.  General and administrative expenses increased $4.5 million in the six months ended June 30, 2021 compared to the same period in the prior year, primarily due to a $2.6 million increase in compensation and other personnel related expenses, and a $2.0 million increase performance-based compensation expense.

Depreciation and Amortization.  Depreciation and amortization of intangibles and software expense for the six months ended June 30, 2021 and 2020 was $4.2 million and $4.6 million, respectively.  Amortization of acquisitions expense for the six months ended June 30, 2021 and 2020 was immaterial.

Operating Income

Operating income for the six months ended June 30, 2021 was $64.8 million compared to $50.9 million for the same period in the prior year. Operating margin was 20.1% the first six months of 2021 versus 17.6% for the same period in the prior year. Operating income and operating margin increased primarily due to increased cloud subscriptions, services and hardware revenues.

Other Income and Income Taxes

	Six Months Ended June 30,
	2021	2020	% Change vs. Prior Year

Other income, net	$13	$1,262	-99%
Income tax provision	11,559	10,416	11%

Other income, net.  Other income, net decreased $1.2 million in the six months ended June 30, 2021 compared to the same period in the prior year primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded an immaterial amount of net foreign currency gains in the first six months of 2021, and net foreign currency gains of $1.2 million in the first six months of 2020.

Income tax provision.  Our effective income tax rate was 17.8% and 20.0% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the six months ended June 30, 2021 is due to foreign jurisdiction business incentives, income earned in lower tax jurisdictions, and an increase in domestic deductions.

Liquidity and Capital Resources

During the first six months of 2021, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of June 30, 2021 included $170.1 million held in the U.S. and $39.2 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act in December 2017, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $85.4 million and $60.4 million in the six months ended June 30, 2021 and 2020, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the six months ended June 30, 2021 increased $25.0 million compared to the same period in the prior year, which is mainly due to an increase in net income.

Cash flow used in investing activities totaled $1.2 million and $1.8 million in the six months ended June 30, 2021 and 2020, respectively. Our investing activities for both the six months ended June 30, 2021 and 2020 consisted of capital spending to support company growth.

Financing activities used cash of $79.5 million and $43.2 million for the six months ended June 30, 2021 and 2020, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the six months ended June 30, 2021 and 2020 totaled $79.5 million and $43.2 million, respectively, including shares withheld for taxes of $19.6 million and $18.2 million, respectively.

As disclosed in our Annual Report on Form 10-K, our principal commitments consist of obligations under operating leases. As we continue our business transition to a cloud subscription model, we have entered into multiple non-cancellable contracts for cloud infrastructure services. As of June 30, 2021, our cloud infrastructure obligations are approximately $72 million over the next 5 years.  We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations.  Our obligations, as of June 30, 2021, are approximately $12 million over the next 3 years. We expect to fulfill all these commitments from our working capital.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. With the continuing COVID-19 impact, we continue to focus on managing liquidity, while investing in and growing our headcount capacity to support our customers and grow our business. For the remainder of 2021, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably and investing in our business to extend our market leadership. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements for the remainder of 2021 for general corporate purposes.

Critical Accounting Policies and Estimates

In the first six months of 2021, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020 other than the adoption of the ASU 2019-12, Income Taxes (Topic 740).

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2021	-	$-	-	50,000,000
May 1 - May 31, 2021	129,077	132.19	129,077	32,937,501
June 1 - June 30, 2021	114,196	138.63	114,196	17,106,178
Total	243,273		243,273

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

Item 6.Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	July 29, 2021	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2021	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)