Form 10-Q
period 2021-09-30
MANHATTAN ASSOCIATES INC
filed 2021-10-28
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the Registrant’s class of capital stock outstanding as of October 20, 2021, the latest practicable date, is as follows: 63,281,836 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended September 30, 2021

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$246,445	$204,705
Accounts receivable, net of allowance of $3,930 and $3,497, at September 30, 2021 and December 31, 2020, respectively	115,344	109,202
Prepaid expenses and other current assets	23,878	20,134
Total current assets	385,667	334,041

Property and equipment, net	14,272	17,903
Operating lease right-of-use assets	27,602	31,470
Goodwill, net	62,242	62,252
Deferred income taxes	5,939	5,760
Other assets	18,561	13,986
Total assets	$514,283	$465,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,647	$17,805
Accrued compensation and benefits	51,626	41,962
Accrued and other liabilities	20,589	21,181
Deferred revenue	136,452	114,164
Income taxes payable	2,548	1,874
Total current liabilities	232,862	196,986

Operating lease liabilities, long-term	23,881	27,843
Other non-current liabilities	18,913	21,686

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2021 and 2020	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 63,281,757 and 63,527,186 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	633	635
Retained earnings	257,507	236,524
Accumulated other comprehensive loss	(19,513)	(18,262)
Total shareholders' equity	238,627	218,897
Total liabilities and shareholders' equity	$514,283	$465,412

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$32,196	$21,064	$87,434	$56,827
Software license	8,461	13,233	25,122	28,649
Maintenance	34,479	37,305	108,370	108,947
Services	88,172	73,470	253,234	232,654
Hardware	5,877	4,685	17,989	12,213
Total revenue	169,185	149,757	492,149	439,290
Costs and expenses:
Cost of software license	690	527	1,802	1,673
Cost of cloud subscriptions, maintenance and services	70,813	64,672	214,394	201,382
Research and development	23,372	20,454	70,845	63,713
Sales and marketing	14,057	11,399	41,203	34,196
General and administrative	15,928	15,536	50,579	45,666
Depreciation and amortization	1,917	2,193	6,136	6,796
Total costs and expenses	126,777	114,781	384,959	353,426
Operating income	42,408	34,976	107,190	85,864
Other (loss) income, net	(42)	(891)	(29)	371
Income before income taxes	42,366	34,085	107,161	86,235
Income tax provision	5,712	9,119	17,271	19,535
Net income	$36,654	$24,966	$89,890	$66,700

Basic earnings per share	$0.58	$0.39	$1.42	$1.05
Diluted earnings per share	$0.57	$0.39	$1.40	$1.04

Weighted average number of shares:
Basic	63,363	63,524	63,514	63,541
Diluted	64,238	64,427	64,339	64,298

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$36,654	$24,966	$89,890	$66,700
Foreign currency translation adjustment	(294)	1,589	(1,251)	(1,546)
Comprehensive income	$36,360	$26,555	$88,639	$65,154

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)
Operating activities:
Net income	$89,890	$66,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,136	6,796
Equity-based compensation	31,333	24,068
Loss on disposal of equipment	14	15
Deferred income taxes	(213)	2,409
Unrealized foreign currency (gain) loss	(949)	415
Changes in operating assets and liabilities:
Accounts receivable, net	(7,296)	(3,799)
Other assets	(8,328)	2,331
Accounts payable, accrued and other liabilities	13,429	(15,446)
Income taxes	(2,965)	547
Deferred revenue	24,029	18,832
Net cash provided by operating activities	145,080	102,868

Investing activities:
Purchase of property and equipment	(2,158)	(1,928)
Net cash used in investing activities	(2,158)	(1,928)

Financing activities:
Purchase of common stock	(100,242)	(43,523)
Net cash used in financing activities	(100,242)	(43,523)

Foreign currency impact on cash	(940)	(1,841)

Net change in cash and cash equivalents	41,740	55,576
Cash and cash equivalents at beginning of period	204,705	110,678
Cash and cash equivalents at end of period	$246,445	$166,254

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended September 30, 2021
Balance, June 30, 2021 (unaudited)	63,397,603	$634	$-	$231,035	$(19,219)	$212,450
Repurchase of common stock	(128,043)	(1)	(10,573)	(10,182)	-	(20,756)
Restricted stock units issuance	12,197	-	-	-	-	-
Equity-based compensation	-	-	10,573	-	-	10,573
Foreign currency translation adjustment	-	-	-	-	(294)	(294)
Net income	-	-	-	36,654	-	36,654
Balance, September 30, 2021 (unaudited)	63,281,757	$633	$-	$257,507	$(19,513)	$238,627

For the Nine Months Ended September 30, 2021
Balance, December 31, 2020 (audited)	63,527,186	$635	$ -	$236,524	$(18,262)	$218,897
Repurchase of common stock	(759,057)	(7)	(31,328)	(68,907)	-	(100,242)
Restricted stock units issuance	513,628	5	(5)	-	-	-
Equity-based compensation	-	-	31,333	-	-	31,333
Foreign currency translation adjustment	-	-	-	-	(1,251)	(1,251)
Net income	-	-	-	89,890	-	89,890
Balance, September 30, 2021 (unaudited)	63,281,757	$633	$-	$257,507	$(19,513)	$238,627

For the Three Months Ended September 30, 2020
Balance, June 30, 2020 (unaudited)	63,518,968	$635	$-	$173,125	$(20,982)	$152,778
Repurchase of common stock	(3,963)	-	(9,012)	8,644	-	(368)
Restricted stock units issuance	11,101	-	-	-	-	-
Equity-based compensation	-	-	9,012	-	-	9,012
Foreign currency translation adjustment	-	-	-	-	1,589	1,589
Net income	-	-	-	24,966	-	24,966
Balance, September 30, 2020 (unaudited)	63,526,106	$635	$-	$206,735	$(19,393)	$187,977

For the Nine Months Ended September 30, 2020
Balance, December 31, 2019 (audited)	63,456,986	$635	$-	$159,490	$(17,847)	$142,278
Repurchase of common stock	(561,901)	(6)	(24,062)	(19,455)	-	(43,523)
Restricted stock units issuance	631,021	6	(6)	-	-	-
Equity-based compensation	-	-	24,068	-	-	24,068
Foreign currency translation adjustment	-	-	-	-	(1,546)	(1,546)
Net income	-	-	-	66,700	-	66,700
Balance, September 30, 2020 (unaudited)	63,526,106	$635	$-	$206,735	$(19,393)	$187,977

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements Adopted in Fiscal Year 2021

Income Taxes

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. On January 1, 2021, we adopted this guidance, and the adoption did not have a material impact on our financial statements.
2.	Revenue Recognition

We recognize revenue when we transfer control of the promised products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We derive our revenue from cloud subscriptions, software licenses, customer support services and software enhancements (“maintenance”), implementation and training services, and sales of hardware. We exclude sales and usage-based taxes from revenue.

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

Significant Judgments

Our contracts with customers typically contain promises to transfer multiple products and services to a customer. Judgment is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. We allocate the transaction price to the distinct performance obligations based on relative standalone selling price (SSP). We estimate SSP based on the prices charged to customers, or by using information such as market conditions and other observable inputs. However, the selling price of our software licenses is highly variable. Thus, we estimate SSP for software licenses using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.

Contract Balances

Cloud subscriptions and maintenance are typically billed annually in advance. Timing of invoicing to customers may differ from timing of revenue recognition. Payment terms for our software licenses vary. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our customers. Services are typically billed monthly as performed. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we are applying the practical expedient to exclude from consideration any contracts with payment terms of one year or less as we rarely offer terms extending beyond one year.

Deferred revenue mainly represents amounts collected prior to having completed performance of cloud subscriptions, maintenance, and professional services. In the three and nine months ended September 30, 2021, we recognized $17.0 million and $99.5 million of revenue that was included in the deferred revenue balance as of December 31, 2020. In the three months ended September 30, 2021, we recognized $54.2 million of revenue that was included in the deferred revenue balance as of June 30, 2021.

No revenue was recognized during the three and nine months ended September 30, 2021 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of September 30, 2021, approximately $573.7 million of revenue is expected to be recognized from remaining performance obligations for cloud subscriptions, maintenance contracts, and application managed services with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately 45% of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for credit losses generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was immaterial for both the three months ended September 30, 2021 and 2020, and $2.1 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $21.0 million as of September 30, 2021, of which $15.3 million is included in other assets and $5.7 million is included in prepaid expenses and other current assets. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $1.4 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and $3.7 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively. No impairment losses were recognized during the periods.

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

At September 30, 2021, our cash and cash equivalents were $232.9 million and $13.5 million, respectively. We had neither short-term investments nor long-term investments at September 30, 2021. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at September 30, 2021.
4.	Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of September 30, 2021 (in thousands):

September 30, 2021
ASSETS
Operating lease right-of-use assets	$27,602

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$6,608
Operating lease liabilities, long-term	23,881
Total operating lease liabilities	$30,489

Aggregate future minimum lease payments under noncancelable operating leases as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$1,932
2022	7,126
2023	6,969
2024	6,385
2025	5,588
Thereafter	7,686
Total minimum payments required	35,686
Less short-term leases	-
Less imputed interest	(5,197)
Total operating lease liabilities	$30,489

The total lease cost for the three and nine months ended September 30, 2021 was $2.0 million and $6.0 million, respectively. Total lease cost for the three months ended September 30, 2021 consisted of $1.9 million of operating lease costs, and $0.1 million of short-term lease costs. For the nine months ended September 30, 2021, total lease cost consisted of $5.7 million of operating lease costs, and $0.3 million of short-term lease costs.

The total lease cost for the three and nine months ended September 30, 2020 was $2.0 million and $6.0 million, respectively. Total lease cost for the three months ended September 30, 2020 consisted of $1.9 million of operating lease costs, and $0.1 million of short-term lease costs. For the nine months ended September 30, 2020, total lease cost consisted of $5.7 million of operating lease cost, and $0.3 million of short-term lease costs.

Our variable lease costs for the three and nine months ended September 30, 2021 and 2020 were immaterial.

Other information related to operating leases are as follows:

Weighted average remaining lease term	5.3 years
Weighted average discount rate	3%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,290

5.	Equity-Based Compensation

We granted 123,245 and 632 restricted stock units (RSUs) during the three months ended September 30, 2021 and 2020, respectively, and granted 500,073 and 533,099 RSUs during the nine months ended September 30, 2021 and 2020, respectively. Equity-based compensation expense related to RSUs was $10.6 million and $9.0 million during the three months ended September 30, 2021 and 2020, respectively, and $31.3 million and $24.1 million during the nine months ended September 30, 2021 and 2020, respectively.

We present below a summary of changes during the nine months ended September 30, 2021 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2020	1,462,864
Granted	500,073
Vested	(513,628)
Forfeited	(68,103)
Outstanding at September 30, 2021	1,381,206

6.	Income Taxes

Our effective tax rate was 13.5% and 26.8% for the three months ended September 30, 2021 and 2020, respectively, and 16.1% and 22.7% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate for three and nine months ended September 30, 2021 and 2020 is due to statute of limitations expiry on tax reserves, foreign jurisdiction business incentives, true-up of prior year provisional tax estimates, and income earned in lower tax jurisdictions.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended September 30, 2021, there were material changes to our uncertain tax positions due to statute of limitations expiry for periods that were extended as part of a transfer pricing advance pricing agreement process since completed. There has been no change to our policy that recognizes potential interest and penalties related to uncertain tax positions within our global operations in income tax expense.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$36,654	$24,966	$89,890	$66,700
Earnings per share:
Basic	$0.58	$0.39	$1.42	$1.05
Effect of CESs	(0.01)	-	(0.02)	(0.01)
Diluted	$0.57	$0.39	$1.40	$1.04

Weighted average number of shares:
Basic	63,363	63,524	63,514	63,541
Effect of CESs	875	903	825	757
Diluted	64,238	64,427	64,339	64,298

The number of anti-dilutive CESs during the three and nine months ended September 30, 2021 and 2020 was immaterial.

8.	Contingencies

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of business, and occasionally legal proceedings not in the ordinary course. Many of our installations involve products that are critical to the operations of our clients’ businesses. Any failure in one of our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances. We are not currently a party to any legal proceedings in the ordinary course of business or other legal proceedings the result of which we believe is likely to have a material adverse impact on our business, financial position, results of operations, or cash flows. We expense legal costs associated with loss contingencies as such legal costs are incurred.
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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $1.5 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and $4.4 million and $2.5 million for the nine months ended September 30, 2021, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support.  Certain corporate expenses included in the Americas segment are not charged to the other segments.  Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Accounting Standards Codification, we present below certain financial information by reportable segment for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021				2020
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$27,355	$4,182	$659	$32,196	$18,112	$2,447	$505	$21,064
Software license	7,065	1,024	372	8,461	11,468	1,048	717	13,233
Maintenance	26,551	5,639	2,289	34,479	29,164	5,630	2,511	37,305
Services	68,421	16,521	3,230	88,172	57,789	12,546	3,135	73,470
Hardware	5,841	36	-	5,877	4,635	50	-	4,685
Total revenue	135,233	27,402	6,550	169,185	121,168	21,721	6,868	149,757

Costs and Expenses:
Cost of revenue	55,213	13,185	3,105	71,503	49,300	12,497	3,402	65,199
Operating expenses	48,594	3,554	1,209	53,357	42,634	3,696	1,059	47,389
Depreciation and amortization	1,699	178	40	1,917	1,938	209	46	2,193
Total costs and expenses	105,506	16,917	4,354	126,777	93,872	16,402	4,507	114,781
Operating income	$29,727	$10,485	$2,196	$42,408	$27,296	$5,319	$2,361	$34,976

	Nine Months Ended September 30,
	2021				2020
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$74,498	$10,947	$1,989	$87,434	$49,700	$5,746	$1,381	$56,827
Software license	18,646	5,018	1,458	25,122	23,771	2,487	2,391	28,649
Maintenance	84,000	17,409	6,961	108,370	85,835	16,392	6,720	108,947
Services	195,391	49,482	8,361	253,234	180,227	42,906	9,521	232,654
Hardware	17,819	170	-	17,989	12,149	61	3	12,213
Total revenue	390,354	83,026	18,769	492,149	351,682	67,592	20,016	439,290

Costs and Expenses:
Cost of revenue	163,625	42,861	9,710	216,196	153,396	39,267	10,392	203,055
Operating expenses	146,862	12,092	3,673	162,627	129,687	10,561	3,327	143,575
Depreciation and amortization	5,434	571	131	6,136	6,037	617	142	6,796
Total costs and expenses	315,921	55,524	13,514	384,959	289,120	50,445	13,861	353,426
Operating income	$74,433	$27,502	$5,255	$107,190	$62,562	$17,147	$6,155	$85,864

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the nine months ended September 30, 2021. The majority of our software license revenue relates to our warehouse management product group (over 80%) for the three and nine months ended September 30, 2021.

At September 30, 2021, total assets for the Americas, EMEA and APAC segments were $448.3 million, $52.2 million and $13.8 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three and nine months ended September 30, 2021, we generated $169.2 million and $492.1 million in total revenue, respectively. The revenue mix for the three months ended September 30, 2021 was: cloud subscriptions 19%; software license 5%; maintenance 20%; services 52%; and hardware 4%. The revenue mix for the nine months ended September 30, 2021 was: cloud subscriptions 18%; software license 5%; maintenance 22%; services 51%; and hardware 4%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $49.1 million and $146.8 million for the three and nine months ended September 30, 2021, respectively, which represents approximately 29% and 30% our total revenue for the three and nine months ended September 30, 2021, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2021, we employed approximately 3,500 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Regarding the impact of the novel coronavirus disease (“COVID-19”) pandemic, we remain cautious about the global recovery, which we expect to be slow and protracted. Despite the COVID-19 pandemic, our results for the first nine months of 2021 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. Favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. This alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period.

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

In year 4 of our cloud transition, demand for our cloud solutions is the dominant preference of customers. Our perpetual license solutions are rapidly attritting due to market demand for our cloud solutions with 90% of our pipeline representing cloud solutions. Cloud solutions are our fastest growing revenue line and represents 78% of total software revenue in the first nine months of 2021. We believe the growth reduction in license and maintenance revenue in favor of our cloud-based offerings is positive for our customers and Manhattan Associates.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and nine months ended September 30, 2021, approximately 71% and 70% of our total revenue was generated in the United States, respectively, 16% and 17% in EMEA, respectively, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 75% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software is often a part of our customers’ and prospects’ much larger capital commitment associated with facilities expansion and business improvement. We believe that given the mission critical nature of our software, combined with a challenging global macro environment including the COVID-19 pandemic and geopolitical uncertainty, the current sales cycles for large cloud subscriptions and, to a lesser degree, license sales of $1.0 million or greater in our target markets could be extended. While demand for our solutions is solid, the current business climate within the United States and geographic regions in which we operate may affect customers’ and prospects’ decisions regarding timing of strategic capital expenditures. Delays with respect to such decisions can have a material adverse impact on our business and may further intensify competition in our already highly competitive markets.

While we are encouraged by our results, we, along with many of our customers, still remain cautious regarding the pace of global economic growth. We believe global geopolitical and economic volatility associated with the pandemic likely will continue to shape customers’ and prospects’ enterprise software buying decisions.

Revenue

Cloud Subscriptions and Software License Revenue.  Cloud subscriptions revenue and remaining performance obligation growth are the leading indicators of our business performance, primarily derived from cloud subscription fees that customers pay for supply chain solutions. Since we announced our transition to becoming a cloud-first company in 2017 with our launch of Manhattan Active Solutions, we have continued to see a significant shift in demand for cloud solutions versus software licenses. By comparison, in 2016, cloud subscriptions and software license revenue represented 7% and 93%, respectively, of our total cloud and software license revenue mix. In the full year ended 2021, we estimate revenue mix for cloud subscriptions and software license revenue to be approximately 80% and 20%, respectively. In the nine months ended September 30, 2021, cloud subscriptions revenue was 78% of total cloud and software license revenue. Going forward, we expect cloud revenue to increase as a percentage of total software and cloud revenue as market demand for cloud solutions is supplanting legacy perpetual license demand.

In the three months ended September 30, 2021, cloud subscriptions revenue totaled $32.2 million or 19% of total revenues. In the nine months ended September 30, 2021, cloud subscriptions revenue totaled $87.4 million or 18% of total revenues.

The Americas, EMEA and APAC segments recognized $27.3 million, $4.2 million and $0.7 million in cloud subscriptions revenue, respectively, in the three months ended September 30, 2021. The Americas, EMEA and APAC segments recognized $74.5 million, $10.9 million and $2.0 million in cloud subscriptions revenue, respectively, in the nine months ended September 30, 2021. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically 36 to 60 months. In the three and nine months ended September 30, 2021, the percentage mix of new to existing customers for the combination of software license and cloud subscriptions sales was approximately 40/60 and 20/80, respectively.

In the three months ended September 30, 2021, software license revenue totaled $8.5 million, or 5% of total revenue. In the nine months ended September 30, 2021, software license revenue totaled $25.1 million or 5% of total revenue. Software license revenue recognized by the Americas, EMEA, and APAC segments totaled $7.1 million, $1.0 million, and $0.4 million, respectively, in the three months ended September 30, 2021. Software license revenue recognized by the Americas, EMEA, and APAC segments totaled $18.6 million, $5.0 million, and $1.5 million, respectively, in the nine months ended September 30, 2021.

Cloud subscriptions and software license revenue growth are influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. In addition, the timing of the closing of a few large software license transactions can have a material impact on our software license revenues, operating profit, operating margins and earnings per share. For example, $0.7 million of either pre-tax profit or expense in the third quarter of 2021 equates to approximately one cent of diluted earnings per share impact.

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

Maintenance Revenue. Our maintenance revenue for the three months ended September 30, 2021 totaled $34.5 million, or 20% of total revenue. For the nine months ended September 30, 2021, maintenance revenue totaled $108.4 million or 22% of total revenue. The Americas, EMEA and APAC segments recognized $26.6 million, $5.6 million and $2.3 million in maintenance revenue, respectively, in the three months ended September 30, 2021. For the nine months ended September 30, 2021, maintenance revenue recognized by the Americas, EMEA, and APAC segments totaled $84.0 million, $17.4 million and $7.0 million, respectively.  For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Maintenance revenue is influenced by: (1) new software license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to comprehensive support and enhancements has been greater than 90%. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services Revenue.  In the three months ended September 30, 2021, our services revenue totaled $88.2 million, or 52% of total revenue. The Americas, EMEA and APAC segments recognized $68.4 million, $16.6 million and $3.2 million in services revenue, respectively, in the three months ended September 30, 2021. In the nine months ended September 30, 2021, our services revenue totaled $253.2 million, or 51% of total revenue. The Americas, EMEA and APAC segments recognized $195.4 million, $49.4 million and $8.4 million in services revenue, respectively, in the nine months ended September 30, 2021. Due to our large services revenue mix as a percentage of total revenue, our consolidated operating margin profile may be lower than those of our competitors, and while we believe our services margins are strong, they may impact our operating margin profile.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $5.9 million in the three months ended September 30, 2021 representing 4% of total revenue. For the nine months ended September 30, 2021, hardware revenue totaled $18.0 million, or 4% of total revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading solutions that help global retailers, manufacturers, wholesalers, distributors, and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our R&D expenses were $23.4 million and $70.8 million for the three and nine months ended September 30, 2021, respectively.

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

Cash Flow and Financial Condition

For the three and nine months ended September 30, 2021, we generated cash flow from operating activities of $59.7 million and $145.1 million, respectively. Our cash and cash equivalents at September 30, 2021 totaled $246.4 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D and across our enterprise in transition to becoming a cloud-first company to drive revenue and earnings growth.

During the nine months ended September 30, 2021, we repurchased 580,826 shares of Manhattan Associates’ outstanding common stock for approximately $79.9 million under the share repurchase program approved by our Board of Directors. In October 2021, our Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $50.0 million of our common stock.

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

Results of Operations

In the following table, we present a summary of our consolidated results for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)

Revenue	$169,185	$149,757	$492,149	$439,290
Costs and expenses	126,777	114,781	384,959	353,426
Operating income	42,408	34,976	107,190	85,864
Other (loss) income, net	(42)	(891)	(29)	371
Income before income taxes	42,366	34,085	107,161	86,235
Net income	$36,654	$24,966	$89,890	$66,700
Diluted earnings per share	$0.57	$0.39	$1.40	$1.04
Diluted weighted average number of shares	64,238	64,427	64,339	64,298

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three and nine months ended September 30, 2021 and 2020, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change vs. Prior Year	2021	2020	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Cloud subscriptions
Americas	27,355	18,112	51%	74,498	49,700	50%
EMEA	4,182	2,447	71%	10,947	5,746	91%
APAC	659	505	30%	1,989	1,381	44%
Total cloud subscriptions	32,196	21,064	53%	87,434	56,827	54%

Software license
Americas	7,065	11,468	-38%	18,646	23,771	-22%
EMEA	1,024	1,048	-2%	5,018	2,487	102%
APAC	372	717	-48%	1,458	2,391	-39%
Total software license	8,461	13,233	-36%	25,122	28,649	-12%

Maintenance
Americas	26,551	29,164	-9%	84,000	85,835	-2%
EMEA	5,639	5,630	0%	17,409	16,392	6%
APAC	2,289	2,511	-9%	6,961	6,720	4%
Total maintenance	34,479	37,305	-8%	108,370	108,947	-1%

Services
Americas	68,421	57,789	18%	195,391	180,227	8%
EMEA	16,521	12,546	32%	49,482	42,906	15%
APAC	3,230	3,135	3%	8,361	9,521	-12%
Total services	88,172	73,470	20%	253,234	232,654	9%

Hardware
Americas	5,841	4,635	26%	17,819	12,149	47%
EMEA	36	50	-28%	170	61	179%
APAC	-	-	-	-	3	-100%
Total hardware and other	5,877	4,685	25%	17,989	12,213	47%

Total Revenue
Americas	135,233	121,168	12%	390,354	351,682	11%
EMEA	27,402	21,721	26%	83,026	67,592	23%
APAC	6,550	6,868	-5%	18,769	20,016	-6%
Total revenue	$169,185	$149,757	13%	$492,149	$439,290	12%

Operating income:
Americas	29,727	27,296	9%	74,433	62,562	19%
EMEA	10,485	5,319	97%	27,502	17,147	60%
APAC	2,196	2,361	-7%	5,255	6,155	-15%
Total operating income	$42,408	$34,976	21%	$107,190	$85,864	25%

Condensed Consolidated Financial Summary - Third Quarter 2021

•	Consolidated total revenue: $169.2 million for the third quarter of 2021, compared to $149.8 million for the third quarter of 2020;
•	Cloud subscription revenue: $32.2 million for the third quarter of 2021, compared to $21.1 million for the third quarter of 2020;
•	Software license revenue: $8.5 million for the third quarter of 2021, compared to $13.2 million for the third quarter of 2020;
•	Operating income: $42.4 million for the third quarter of 2021, compared to $35.0 million for the third quarter of 2020;
•	Operating margins: 25.1% for the third quarter of 2021, compared to 23.4% for the third quarter of 2020;
•	Diluted earnings per share: $0.57 for the third quarter of 2021 compared to $0.39 for the third quarter of 2020;
•	Cash flow from operations: $59.7 million in the third quarter of 2021, compared to $42.5 million in the third quarter of 2020;
•	Days sales outstanding: 63 days at September 30, 2021, compared to 62 days at June 30, 2021;
•	Cash: $246.4 million at September 30, 2021, compared to $209.3 million at June 30, 2021;
•

Share repurchases: In the three months ended September 30, 2021, we reduced our common shares outstanding by approximately 0.2%, primarily through the repurchase of approximately 0.1 million shares of our common stock, under the share repurchase program authorized by our board of directors for a total investment of $20.0 million. In October 2021, our Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $50.0 million of our outstanding common stock.

Below we discuss our consolidated results of operations for the third quarters of 2021 and 2020.

Revenue

	Three Months Ended September 30,
			% Change vs.	% of Total Revenue
	2021	2020	Prior Year	2021	2020
	(in thousands)

Cloud subscriptions	$32,196	$21,064	53%	19%	14%
Software license	8,461	13,233	-36%	5%	9%
Maintenance	34,479	37,305	-8%	20%	25%
Services	88,172	73,470	20%	52%	49%
Hardware	5,877	4,685	25%	4%	3%
Total revenue	$169,185	$149,757	13%	100%	100%

Cloud Subscriptions Revenue. In 2017, we released Manhattan Active™ Solutions accelerating our business transition to cloud subscriptions. In the third quarter of 2021, cloud subscriptions revenue increased $11.1 million compared to the same quarter in the prior year, as customer demand for our SaaS offerings is outpacing traditional perpetual license solutions. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $9.2 million, $1.7 million and $0.2 million in the third quarter of 2021, respectively.

Software License Revenue.  Software license revenue decreased $4.8 million in the third quarter of 2021 compared to the same quarter in the prior year. License revenue for the Americas, EMEA and APAC segments decreased $4.4 million, $0.1 million and $0.3 million in the third quarter of 2021, respectively.

The perpetual license sales percentage mix across our product suite in the third quarter ended September 30, 2021 was over 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $2.8 million in the third quarter of 2021 compared to the same quarter in the prior year. Maintenance revenue for the Americas and APAC segments decreased $2.6 million and $0.2 million in the third quarter of 2021 respectively, while maintenance revenue for EMEA was in line with the same quarter in the prior year.

Services Revenue.  Services revenue increased $14.7 million in the third quarter of 2021 compared to the same quarter in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $10.6 million, $4.0 million, and $0.1 million, respectively, compared to the same quarter in the prior year.

Hardware Revenue.  Hardware sales increased $1.2 million in the third quarter of 2021 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended September 30,
	2021	2020	% Change vs. Prior Year
Cost of software license	$690	$527	31%
Cost of cloud subscriptions, maintenance and services	70,813	64,672	9%
Total cost of revenue	$71,503	$65,199	10%

Cost of Software License.  Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license increased by$0.2 million in the third quarter of 2021 compared with the same quarter in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services.  Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $6.1 million increase in the quarter ended September 30, 2021 compared to the same quarter in the prior year was principally due to a $3.4 million increase in compensation and other personnel-related expenses, a $1.8 million increase in performance-based compensation, and a $1.1 million increase in travel expenses.

Operating Expenses

	Three Months Ended September 30,
	2021	2020	% Change vs. Prior Year
	(in thousands)

Research and development	$23,372	$20,454	14%
Sales and marketing	14,057	11,399	23%
General and administrative	15,928	15,536	3%
Depreciation and amortization	1,917	2,193	-13%
Operating expenses	$55,274	$49,582	11%

Research and Development.  Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization, Omnichannel and point-of-sale.

For each of the quarters ended September 30, 2021 and 2020, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended September 30, 2021 increased by $2.9 million, compared to the same quarter of 2020 principally due to a $2.3 million increase in compensation and other personnel-related expenses and a $0.8 million increase in the computer infrastructure costs.

Sales and Marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $2.7 million in the quarter ended September 30, 2021 compared to the same quarter in the prior year primarily due to a $1.6 million increase in performance-based compensation expense, a $0.5 million increase in compensation and other personnel-related expenses, and a $0.5 million increase in marketing and campaign programs.

General and Administrative (G&A).  G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $0.4 million, in the current year quarter compared to the same quarter in the prior year.

Depreciation and Amortization.  Depreciation and amortization of intangibles and software expense for the third quarter of 2021 and 2020 was $1.9 million and $2.2 million, respectively. Amortization of acquisitions expense for the third quarter of 2021 and 2020 was immaterial.

Operating Income

Operating income in the third quarter of 2021 was $42.4 million compared to $35.0 million in the same quarter in the prior year. Operating margin was 25.1% for the third quarter of 2021 versus 23.4% for the same quarter in the prior year. Operating income and operating margin increased primarily due to increased cloud subscriptions and services revenues.

Other Income and Income Taxes

	Three Months Ended September 30,
	2021	2020	% Change vs. Prior Year

Other loss, net	$(42)	$(891)	-95%
Income tax provision	5,712	9,119	-37%

Other loss, net.  Other loss, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other loss, net increased $0.8 million in the third quarter of 2021 compared to the same quarter in the prior year primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. The net foreign currency loss was immaterial and $0.9 million in the third quarter of 2021 and 2020, respectively.

Income tax provision.  Our effective income tax rate was 13.5% and 26.8% for the quarters ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended September 30, 2021 is due to statute of limitations expiry on tax reserves, foreign jurisdiction business incentives, true-up of prior year provisional tax estimates, and income earned in lower tax jurisdictions.

Condensed Consolidated Financial Summary – First Nine Months of 2021

•	Consolidated revenue: $492.1 million for the nine months ended September 30, 2021 compared to $439.3 million for the nine months ended September 30, 2020.
•	Cloud subscription revenue: $87.4 million for the nine months ended September 30, 2021 compared to $56.8 million for the nine months ended September 30, 2020.
•	Software license revenue: $25.1 million for the nine months ended September 30, 2021, compared to $28.6 million for the nine months ended September 30, 2020.
•	Operating income: $107.2 million for the nine months ended September 30, 2021, compared to $85.9 million for the nine months ended September 30, 2020.
•	Operating margins: 21.8% for the nine months ended September 30, 2021, compared to 19.5% for the nine months ended September 30, 2020.
•	Diluted earnings per share: $1.40 for the nine months ended September 30, 2021 compared to $1.04 for the nine months ended September 30, 2020.
•	Cash flow from operations: $145.1 million for the nine months ended September 30, 2021, compared to $102.9 million for the nine months ended September 30, 2020.
•	Cash: $246.4 million at September 30, 2021, compared to $204.7 million at December 31, 2020.
•

Share repurchases: During the nine months ended September 30, 2021, we reduced our common shares outstanding by approximately 0.4% primarily through the repurchase of approximately 0.6 million shares of our common stock, under the share repurchase program authorized by our board of directors, for a total investment of $79.9 million.

Below we discuss our consolidated results of operations for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
			% Change vs.	% of Total Revenue
	2021	2020	Prior Year	2021	2020
	(in thousands)

Cloud subscriptions	$87,434	$56,827	54%	18%	13%
Software license	25,122	28,649	-12%	5%	6%
Maintenance	108,370	108,947	-1%	22%	25%
Services	253,234	232,654	9%	51%	53%
Hardware	17,989	12,213	47%	4%	3%
Total revenue	$492,149	$439,290	12%	100%	100%

Cloud Subscription Revenue. Due to the release of Manhattan Active™ Solutions, cloud subscriptions revenue increased $30.6 million in the nine months ended September 30, 2021 compared to the same period in the prior year, as customers began to purchase our SaaS offerings rather than a traditional perpetual license. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $24.8 million, $5.2 million and $0.6 million, respectively, in the nine months ended September 30, 2021.

Software License Revenue.  Software license revenue decreased $3.5 million in the nine months ended September 30, 2021 compared to the same period in the prior year. Our license revenue performance depends on the number and relative value of large deals we close in the period.  License revenue for the EMEA segment increased $2.5 million in the nine months ended September 30, 2021, while license revenue for the Americas and APAC segments decreased $5.1 million and $0.9 million, respectively.

The license sales percentage mix across our product suite in the nine months ended September 30, 2021 was over 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $0.6 million in the nine months ended September 30, 2021 compared to the same period in the prior year. Maintenance revenue for the Americas segment decreased $1.8 million in the nine months ended September 30, 2021 compared to the same period in the prior year, while maintenance revenue for the EMEA and APAC segments increased $1.0 million and $0.2 million respectively.

Services Revenue.  Services revenue increased $20.6 million in the nine months ended September 30, 2021 compared to the same period in the prior year. Services revenue for the Americas and EMEA segments increased $15.2 million and $6.6 million, respectively, in the nine months ended September 30, 2021 compared with the same period in the prior year, while service revenue for the APAC segment decreased $1.2 million.

Hardware Revenue.  Hardware sales increased $5.8 million in the nine months ended September 30, 2021 compared to the same period in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Nine Months Ended September 30,
	2021	2020	% Change vs. Prior Year

Cost of software license	$1,802	$1,673	8%
Cost of cloud subscriptions, maintenance and services	214,394	201,382	6%
Total cost of revenue	$216,196	$203,055	6%

Cost of Software License.  Cost of software license was relatively flat in the nine months ended September 30, 2021 compared with the same period in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud operations; maintenance services; and professional and technical services as well as hosting fees. The $13.0 million increase in the nine months ended September 30, 2021 compared to the same period in the prior year was principally due to a $11.5 million increase in performance-based compensation expense and a $6.6 million increase in compensation and other personnel-related expenses, offset by a $2.7 million decrease in travel expense, and a $2.1 million decrease in computer infrastructure costs.

Operating Expenses

	Nine Months Ended September 30,
	2021	2020	% Change vs. Prior Year
	(in thousands)

Research and development	$70,845	$63,713	11%
Sales and marketing	41,203	34,196	20%
General and administrative	50,579	45,666	11%
Depreciation and amortization	6,136	6,796	-10%
Operating expenses	$168,763	$150,371	12%

Research and Development.  R&D expenses for the nine months ended September 30, 2021 increased $7.1 million compared to the same period in the prior year principally due to a $3.9 million increase in performance-based compensation expense and a $2.8 million increase in compensation and other personnel related expenses. For the same reasons included in the quarterly R&D discussion above, no R&D costs were capitalized during the nine months ended September 30, 2021 and 2020.

Sales and Marketing.  Sales and marketing expenses increased $7.0 million in the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to a $5.6 million increase in performance-based compensation expense and a $1.9 million increase in compensation and other personnel related expenses.

General and Administrative.  General and administrative expenses increased $4.9 million in the nine months ended September 30, 2021 compared to the same period in the prior year, primarily due to a $3.0 million increase in compensation and other personnel related expenses, and a $2.2 million increase performance-based compensation expense.

Depreciation and Amortization.  Depreciation and amortization of intangibles and software expense for the nine months ended September 30, 2021 and 2020 was $6.1 million and $6.8 million, respectively.  Amortization of acquisitions expense for the nine months ended September 30, 2021 and 2020 was immaterial.

Operating Income

Operating income for the nine months ended September 30, 2021 was $107.2 million compared to $85.9 million for the same period in the prior year. Operating margin was 21.8% the first nine months of 2021 versus 19.5% for the same period in the prior year. Operating income and operating margin increased primarily due to increased cloud subscriptions, services and hardware revenues.

Other Income and Income Taxes

	Nine Months Ended September 30,
	2021	2020	% Change vs. Prior Year

Other (loss) income, net	$(29)	$371	-108%
Income tax provision	17,271	19,535	-12%

Other (loss) income, net.  Other (loss) income, net decreased $0.4 million in the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee.

Income tax provision.  Our effective income tax rate was 16.1% and 22.7% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2021 is due to statue of limitations expiry on tax reserves, foreign jurisdiction business incentives, true-up of prior year provisional tax estimates, and income earned in lower tax jurisdictions.

Liquidity and Capital Resources

During the first nine months of 2021, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of September 30, 2021 included $207.3 million held in the U.S. and $39.1 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act in December 2017, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $145.1 million and $102.9 million in the nine months ended September 30, 2021 and 2020, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the nine months ended September 30, 2021 increased $42.2 million compared to the same period in the prior year, which is mainly due to a decrease in employee bonus payments and an increase in net income.

Cash flow used in investing activities totaled $2.2 million and $1.9 million in the nine months ended September 30, 2021 and 2020, respectively. Our investing activities for both the nine months ended September 30, 2021 and 2020 consisted of capital spending to support company growth.

Financing activities used cash of $100.2 million and $43.5 million for the nine months ended September 30, 2021 and 2020, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the nine months ended September 30, 2021 and 2020 totaled $100.2 million and $43.5 million, respectively, including shares withheld for taxes of $20.4 million and $18.5 million, respectively.

Our principal commitments consist of obligations under operating leases and non-cancellable contracts for cloud infrastructure services. As of September 30, 2021, our cloud infrastructure obligations are approximately $67 million over the next 5 years.  We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations.  Our obligations, as of September 30, 2021, are approximately $12 million over the next 3 years. We expect to fulfill all these commitments from our working capital.

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

Critical Accounting Policies and Estimates

In the first nine months of 2021, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020 other than the adoption of the ASU 2019-12, Income Taxes (Topic 740).

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2021	-	$-	-	50,000,000
August 1 - August 31, 2021	49,887	160.34	49,887	42,001,298
September 1 - September 30, 2021	73,244	163.77	73,244	30,006,432
Total	123,131		123,131

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

Item 6.Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	October 28, 2021	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2021	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)