Form 10-K
period 2021-12-31
MANHATTAN ASSOCIATES INC
filed 2022-02-07
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2021 was $9,182,508,819, which was calculated based upon a closing sales price of $144.84 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of January 27, 2022, the Registrant had outstanding 63,154,907 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2022 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young	Auditor Location:	Atlanta, GA

MANHATTAN ASSOCIATES, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

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

•	ongoing disruption and transformation in our vertical markets, including the aggravating effects of the COVID-19 pandemic on the sector;
•	economic, political and market conditions;
•	our ability to attract and retain highly skilled employees;
•	competition;
•	our dependence on a single line of business;
•	our dependence on generating revenue from cloud subscriptions and software licenses to drive business;
•	undetected errors or “bugs” in our software;
•	the risk of defects, delays or interruptions in our cloud subscription services;
•	possible compromises of our data protection and IT security measures;
•	risks associated with large system implementations;
•	possible liability to customers if our products fail;
•	the requirement to maintain high quality professional service capabilities;
•	the risks of international operations, including foreign currency exchange risk;
•	the possibility that research and developments investments may not yield sufficient returns;
•	the long sales cycle associated with our products;
•	the difficulty of predicting operating results;
•	the need to continually improve our technology;
•	risks associated with managing growth;
•	reliance on third party and open source software;
•	the need for our products to interoperate with other systems;
•	the need to protect our intellectual property, and our exposure to intellectual property claims of others;
•	the possible effects on international commerce of new or increased tariffs, or a “trade war;” and
•

other risks described under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K, as there may be updated from time to time in subsequent documents that we file with the Security and Exchange Commission.

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

We develop, sell, deploy, service and maintain software solutions designed to manage supply chains, inventory and omnichannel operations for retailers, wholesalers, manufacturers, logistics providers and other organizations. Our customers include many of the world’s premier and most profitable brands. Our Manhattan Active® applications are run in the cloud and delivered as subscription-based software as a service (SaaS), and its architecture is highly differentiated among enterprise application providers, particularly within the Omni Channel and Supply Chain categories. Our microservice based architecture delivers a versionless yet highly extensible experience for our customers. We offer our customers access to new innovation on a quarterly basis, ensuring all customers are running on a single fully up-to-date codebase. Manhattan Active also provides zero downtime updates, so access to innovation is delivered seamlessly into customer environments without the need for planned maintenance windows.

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

Manhattan Associates’ Software Solution Portfolios

Our portfolio of solutions takes a platform-based approach to key areas.  This approach employs a holistic technology approach that provides customers with three major benefits:

•

Industry Leading Feature Function – Manhattan solutions are consistently rated by customers and industry analysts alike as providing the most comprehensive and innovative feature functionality in the market. From warehouse management to point of sale, our solutions are consistently at the top of the market with respect to configurability, capability and usability. Customers choose Manhattan applications to solve the industry’s most complex supply chain problems. Our combination of deep domain expertise, an in-house data science and operations research team, and a specialized user experience team combine to differentiate Manhattan solutions.

•

Solution Unification – Manhattan solutions are organized into three groups: omni-channel, supply chain, and inventory. Each one of these groups are engineered to provide cross-application benefit that simplifies and improves operations within those three areas. This approach significantly reduces complexity, maintenance and application risk for our customers, providing an expanded set of so-called end-to-end capabilities. As complexity continues to grow for our customers, Manhattan provides value by eliminating the need to design, build and maintain complex system to system integration.

As previously described, Manhattan’s Supply Chain Solutions are focused on the distribution and transportation operations of the enterprise.  There are three main components of Manhattan’s Supply Chain Solutions:

•

Distribution Management - These applications comprise Manhattan’s Warehouse Management Solutions (WMS) commonly used to manage the complexity of the modern distribution center.  WMS manages the flow of goods and information across the distribution center.  WMS is now delivered for new and upgrading customers in the form of Manhattan Active Warehouse Management (MAWM), a cloud native and versionless application that delivers new innovation on a quarterly basis. Manhattan Active WM runs on Google Cloud Platform, is offered exclusively via subscription, and includes state of the art fulfillment optimization technology, a consumer grade mobile app experience for the associate; and embedded gamification capabilities to improve associate engagement and performance. Manhattan Active WM is fully configurable and technically extensible, meaning customers can build their own componentry to work alongside our base application. Manhattan Active WM also embeds labor management and slotting optimization capabilities. Manhattan’s WMS customers benefit from its embedded warehouse execution system that coordinates the interaction between automation, robotics and labor for maximum efficiency. Manhattan’s WMS also enables the efficient utilization of a single distribution center for direct-to-consumer, retail replenishment and high-volume wholesale fulfilment. Our WMS provides the customer the most productive operation that can scale to meet the highest demands during peak season while operating effectively and profitably throughout the course of the year.

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

•

Visibility - Visibility into the movement of goods between locations in the supply chain and outside the enterprise’s realm of control is crucial to effective supply chain management. Manhattan provides best in class visibility and event management tools that not only alerts our customer when events occur in the global supply chain, but also when they don’t occur (such as missing a vessel overseas), as that can have a cascading effect on production lines, freight and most importantly, customer commitments.

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

Because SCALE solutions leverage a common platform, they share common data elements, and each user can access all applications through a single sign-on. Users also can set up “dashboards” that enable easy access to real-time information most relevant to their jobs. SCALE’s ease of deployment, operation and support make it a popular choice for organizations operating in countries with emerging and developing economies, and where technical support resources are limited.

SCALE is now also available as Manhattan Active SCALE, delivered in the cloud on Microsoft’s Azure platform. Manhattan Active SCALE customers receive new capability on an annual basis and enjoy full configurability and elements of technical extensibility even when delivered on Azure. We continue to offer SCALE on premise via perpetual licenses or via the cloud on a subscription basis as Manhattan Active SCALE.

Omnichannel Solutions

As omnichannel retail has placed new demands on organizations, it has also created new software solution needs. These range from the ability to leverage inventory across the entire network to meet any demand, to providing store associates and call center representatives the means to take advantage of the available inventory. Our Manhattan Active Omni set of solutions brings together Order Management, Store Inventory & Fulfillment, Point of Sale and Customer Engagement tools into a single application built on a shared, cloud-native, microservices platform. This architecture enables our customers to more easily expand their systems to include more capabilities and quarterly product enhancements while always maintaining their customizations.

●

Enterprise Omnichannel Solutions - There is a wide range of new capabilities that must be leveraged at a corporate or ‘central’ level in retail today to enable best-in-class customer service, full inventory visibility, direct to client distribution and seamless fulfillment operations. Our goal is to enable an omnichannel commerce platform that can be tapped into by any selling system—such as webstore, ERP, point-of-sale, call center, and mobile app, to more cost-effectively promise and then meet delivery dates. Manhattan’s Enterprise Inventory builds out a complete inventory availability picture that can be updated in near-real time with feeds from the warehouse, the store and other fulfillment locations in the network. Enterprise Order Management merges this inventory availability data with demand feeds from across the organization to match supply with demand satisfying customer delivery expectations while striving to maximize revenue and profitability. Finally, Manhattan offers a unique Customer Engagement solution that enables contact center associates to see a holistic view of the customer, including a complete customer sales and interaction history, to better satisfy shopper needs while optimizing potential revenue and profit opportunities through new orders, exchanges or a returns. Manhattan Active Omni now also includes a set of Digital Self-Service capabilities, allowing consumers to manage their orders after they have placed them.

●

Omnichannel Solutions for the Store - As the consumer enters the store with more information than ever, it is vital to equip the sales associate with relevant information and capabilities to satisfy their demands. Store solutions include Point of Sale, available on mobile and fixed stations, to process purchase transactions and Customer Engagement to provide the associate with a complete picture of the shopper’s purchase history. Manhattan brings these solutions together on a single mobile platform to enable retailers to offer unparalleled service and convenience for the shopper.

Another important part of the Manhattan Active store offering is Store Inventory and Fulfillment. Most retailers are now looking to leverage store inventory to fulfill ecommerce demand (driving greater sales revenue with less inventory). This requires solutions that can accurately maintain inventory integrity and enable productive, reliable fulfillment. Manhattan’s Store Fulfillment solutions provide store associates with capabilities that power fulfillment experiences like buy online, pickup in store, curbside pickup, same day delivery and ship from store.

Inventory Solutions

The ability to accurately forecast demand and project inventory needs is heightened by omnichannel retail requirements that change traditional approaches to inventory management. Manhattan’s Inventory solutions address which products should be carried and the quantity that will be needed at each location by date.

●

Inventory Optimization - This set of applications includes sophisticated demand forecasting capabilities that can address the particularly challenging slow-moving and intermittent products that frequently result in excess inventory due to unpredictability.  Also included is the Replenishment module that can evaluate inventory needs across all locations and channels. This module can even suggest transferring inventory between locations (warehouses or stores) or ‘protect’ merchandise at a store from online sales to save it for walk-in traffic.

●

Planning - Manhattan’s Planning solutions provide merchants the tools they need to create channel-, store- or region-specific assortments. These tools offer channel-specific metrics and methodologies that optimize the planning process and maximize retailer revenues.

●

Allocation – Manhattan’s Allocation is designed to serve the softlines/apparel market. It provides inventory planning capabilities from first receipt in the distribution center through to the end of season for a given assortment. Built on the Manhattan Active architecture, Manhattan Active Allocation is cloud native, versionless, runs on Google Cloud Platform and updated on a quarterly basis.

Technology Platform

To fulfill increasing market demand for software-as-a-service models, Manhattan offers Manhattan ActiveTM Solutions – cloud-native products designed to provide “always current” version-less product access. The server side full stack runs exclusively on Google Cloud Platform, and end users can access the system from almost any type of device – mobile, tablet or desktop. Manhattan Active solutions are sold directly in multi-year cloud subscription arrangements, typically for a period of five years or more, providing clients with regular software updates during the contract period to ensure access to the latest product features and benefiting Manhattan with a highly predictable and regular revenue stream.

As omnichannel and supply chain solutions necessarily interact with other business operation systems, our solutions are designed to interoperate with software from other providers as well as with a company’s existing legacy systems. This interfacing and open system capability enables customers to continue using existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We also offer certain solutions in either on-premise software or cloud computing models so that customers can select the option that best meets their requirements for control, flexibility, cost of ownership and time-to-deployment.

Maintenance

We offer a comprehensive program that provides our on-premises software licensees with software upgrades for additional or improved functionality and technological advances incorporating emerging supply chain and industry advances. We are able to remotely access customer systems to perform diagnostics, provide online assistance, and facilitate software upgrades. We offer 24-

hour customer support 365 days in the year plus software upgrades for a pre-paid annual fee based on the specific solutions the customer has and the service level required. We provide software upgrades on a when-and-if-available basis.

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

Our business consultants, systems analysts and technical personnel assist customers in all phases of implementing our systems, including planning and design, customer-specific module configuration, on-site implementation or conversion from existing systems and integration with customer systems such as Enterprise Resource Planning, web- and mobile-based commerce platforms, and Material Handling Equipment systems. At times, third-party consultants, such as those from major systems integrators, assist our customers with certain implementations.

Training and Change Management Services

We offer training and change management services for new and existing users, enabling our customers to align systems, people and processes. Services provided by Manhattan training experts cover a wide range of support from the intended design to the front line of the customer’s business, including critical end-user adoption with hands-on, live training in a virtualized Manhattan software environment. These programs are provided on a fixed fee per-person, per-class basis. In addition, computer-based training programs can be purchased for a fixed fee for use at client sites. Customers can also pursue certification at the Associate or Professional level through our certification programs for Omnichannel, Supply Chain or Inventory.

We offer Manhattan Training and Change Management Services under six categories: Role-Based Training Paths, Comprehensive Training Programs, Change Management Services, Individual Product Training Courses, End-User Enablement and Knowledge Resources.

Hardware Sales

As a convenience for our customers, we resell a variety of hardware developed and manufactured by others, including computer hardware, radio frequency terminal networks, radio frequency identification (RFID) chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We do not maintain hardware inventory as we generally purchase hardware from vendors only after receiving related customer orders.

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

Develop and Enhance Software Solutions. We continue to focus our research and development resources on enhancing our Supply Chain, Omnichannel Commerce and Inventory Solutions. We offer what we believe to be the broadest and most richly featured software portfolio in the marketplace. To continually expand functionality and value, we provide enhancements to existing solutions and introduce new solutions to address evolving industry standards and market needs. We identify these opportunities through our Product Management, Professional Services, Customer Support and Account Management organizations, through interactions such as ongoing customer consulting engagements and implementations, sessions with our solution user groups, association with leading industry analyst and market research firms and participation on industry standards and research committees. Our solutions address needs in various vertical markets, including retail, consumer goods, food and grocery, logistics service providers, industrial and wholesale, high technology and electronics, life sciences and government. We intend to continue to enhance our solutions to meet the dynamic requirements of these and new vertical markets as business opportunities dictate.

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

Acquire or Invest in Complementary Businesses. We evaluate strategic acquisition opportunities of technologies, solutions and businesses that are consistent with our platform-based strategy and enable us to enhance and expand our offerings. Preferred acquisition targets are those that would complement our existing solutions and technologies, expand our geographic presence and distribution channels, extend our presence into additional vertical markets with challenges and requirements similar to those we currently serve, and further solidify our leadership position within the primary components of supply chain planning and execution.

Sales and Marketing

We employ multi-disciplinary sales teams of professionals with industry experience in sales and technical sales support. We have generated the majority of our cloud subscription revenue and software license revenue through our direct sales force. We plan to continue to invest in our sales, services, and marketing organizations within the Americas, EMEA and APAC, and to pursue strategic marketing partnerships. We conduct comprehensive global marketing programs that include advertising, prospect profiling and targeting, lead generation, public relations, analyst relations, trade show attendance and sponsorships, supply chain conference hosting, digital marketing, joint promotion programs with vendors and consultants, and ongoing customer communication programs.

Our sales cycle typically begins with the generation of a sales lead — through in-house marketing efforts, advertising, targeted promotions, web inquiries, trade show presence, speaking engagements, hosted seminars, or other means of referral — or the receipt of a request for proposal from a prospective customer. Leads are qualified and opportunities are closed through a process that includes telephone-based assessments of requirements, responses to requests for proposals, presentations and product demonstrations, site visits and reference calls with organizations already using our supply chain solutions, and contract negotiations. Sales cycles vary substantially from opportunity to opportunity, but typically require nine to twelve months.

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

Customers

To date, our customers have been suppliers, manufacturers, distributors, retailers, and logistics providers in a variety of industries. Our top five customers (new or pre-existing) in the aggregate accounted for 12%, 12%, and 11% of total revenue for the year ended December 31, 2021 (“2021”), the year ended December 31, 2020 (“2020”) and the year ended December 31, 2019 (“2019”), respectively. No single customer accounted for more than 10% of our total revenue in 2021, 2020 and 2019.

Product Development

We focus our development efforts on new product innovation and on adding new functionality to existing solutions; integrating our various solution offerings; and enhancing the operability of our solutions across our platform and across distributed and alternative hardware platforms, operating systems, and database systems. We believe that our future success depends, in part, on our ability to continue to enhance existing solutions, respond to dynamically changing customer requirements and develop new or enhanced solutions that incorporate new technological developments and emerging supply chain and industry standards. To that end, development frequently focuses on base system enhancements and incorporating new user requirements and features into our solutions. As a result, we deliver packaged, highly configurable solutions with increasingly rich functionality rather than custom-developed software. We also deliver interface toolkits for many major ERP systems to enhance communication and improve data flows between our core solutions and our customers’ host systems.

We leverage internal and external scientific advisors to inform our solution strategies and research and development approaches with the most advanced thinking on supply chain opportunities, challenges and technologies. Our internal research team is comprised of Ph.D.-credentialed math and science experts who work on creating and solving algorithms and other constructs that advance the optimization capabilities and other aspects of our solutions. We also regularly communicate with and are advised by experts from leading educational institutions known for their supply chain disciplines and practitioners from organizations deploying supply chain technology in innovative and market-advancing ways. Together, our research team and external advisors inform both the practical business approaches and the mathematical and scientific inventiveness of our solutions.

We conduct most research and development internally in the U.S. and India to retain domain knowledge and promote programming continuity standards. However, we may periodically outsource some projects that can be performed separately or that require special skills. We also use third-party translation companies to localize our application software into various languages including Chinese, French, Japanese and Spanish.

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

Our competitors are diverse and offer a variety of solutions directed at various aspects of enterprise commerce. Existing competitors include:

●	Corporate information technology departments of current or potential customers capable of internally developing solutions;
●	ERP vendors, including: Oracle, SAP and Infor, among others;

●	Supply chain execution and planning vendors, including Blue Yonder (formerly JDA), Korber (formerly HighJump), SAS Institute, the Sterling Commerce division of IBM, Relex, and others;
●	Point of sale vendors, including Aptos, Oracle, and others; and
●	Smaller independent companies that have developed or are attempting to develop supply chain execution solutions or planning solutions that apply either globally or in specific countries.

We anticipate ongoing competition from ERP and supply chain management (SCM) applications vendors and from business application software vendors that may broaden their solution offerings by internally developing or acquiring or partnering with independent developers of supply chain planning and execution software. Some of these ERP and other potential competitors have longer operating histories; significantly more financial, technical, marketing and other resources; greater name recognition; broader solutions; and larger installed bases of customers than us. To the extent that ERP and SCM vendors or other large competitors develop or acquire systems with functionality comparable or superior to ours, their larger customer bases, long-standing customer relationships and ability to offer broader solutions outside the scope of supply chain could create significant competitive advantage for them. It also is possible that new competitors or alliances among current or new competitors could emerge to win significant market share. Increased competition could result in price reductions, fewer customer orders, reduced earnings and margins and loss of market share. In turn, this could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We believe we have established meaningful competitive differentiation through our supply chain and omnichannel commerce expertise; our platform-based solution approach; our track record of continuous supply chain commerce innovation and investment; our strong and endorsing customer relationships; our significant success in deploying and supporting supply chain, inventory and omnichannel solutions for market-leading companies; our success in helping our clients address the enterprise impacts of digital commerce; and our ability to out-execute others in identifying sales opportunities and demonstrating expertise throughout the sales cycle. However, to further our market success, we must continue to respond promptly and effectively to economic consumption models such as cloud subscription, technological change and competitors’ innovations. Consequently, we cannot assure that we will not be required to make substantial additional investments in research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future.

International Operations: Segments

We have three reportable segments based on geographic location: North and Latin America (“the Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). For further information on our segments, see Note 8 of the Notes to our Consolidated Financial Statements. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2021, we employed approximately 2,100 employees in our international operations.

Proprietary Rights

We rely on a combination of copyright, patent, trade secret, trademark and trade dress laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products, processes and technology. We have registered trademarks for Manhattan Associates and the Manhattan Associates logo, as well as a number of our products and features. Generally, we enter into confidentiality and assignment-of-rights agreements with our employees, consultants, customers and potential customers and limit access to, and distribution of, our proprietary information. We provide our SaaS services and license our proprietary products to our customers under services contracts and license agreements that we believe contain appropriate use and other restrictions in order to try to best protect our ownership of our services and products and our proprietary rights and to protect our revenue potential. However, despite our efforts to safeguard and maintain our proprietary rights, we cannot ensure that we will successfully deter misappropriation, unintended disclosure or independent third-party development of our technology or our proprietary rights or information. Policing unauthorized use of our products is difficult, and, while we are unable to determine the extent to which piracy of our software solutions exists, as is the case with any software company, piracy could become a problem. Further, to the extent that we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced, our efforts to protect our proprietary rights may be ineffective. Whether we seek to enforce our proprietary rights in the U.S. or abroad, our efforts, including litigation to enforce our rights, can result in substantial costs and diversion of resources, and such efforts, or our failure to succeed in such efforts, could have a material adverse effect on our business, financial condition, results of operations or cash flows, regardless of the final outcome.

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

Employees and Human Capital Management

At Manhattan, employees are our most-valued resource and are key to our success. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia. As of December 31, 2021, we employed approximately 3,600 employees worldwide.

Diversity & Inclusion: Our workforce is highly educated and diverse, which we believe is important for our continued success as a leading innovator in supply chain and omnichannel commerce software and services. Our employees comprise software developers, engineers, and other technical workers and professionals in business operations and administration. To encourage our inclusive culture, we offer our Women’s Initiative Network (WINTM) and our Multicultural Network (MCNTM). We also have a dedicated learning path for all employees regarding diversity and inclusion.

Talent Acquisition, Retaining, and Engagement: We employ a number of strategies to best enable us to attract, retain, and engage our team members. To build a steady and diverse pipeline of talent, we have a robust in-house recruiting program, which includes campus recruiting focused on universities with leading supply chain, engineering, and computer science programs. Further, we employ recruiting processes that mitigate unconscious biases and promote diverse candidate pools. Additionally, we cultivate partnerships with organizations focused on hiring women, minorities, individuals with disabilities, and veterans, including Circa, Technologists of Color, and Society of Women Engineers. Our campus programs include recruitment at historically black colleges and universities (HBCUs) and other schools with a relatively high percentage of females and minorities enrolled in engineering and computer science programs. Further, as a federal contractor, we comply with federal contractor affirmative action requirements to employ and advance women, minorities, individuals with disabilities, and protected veterans.

To attract and retain employees, we provide competitive compensation and benefits programs, employee recognition, career development opportunities, and access to continual growth through online learning platforms, external training, and in-house live training.

To further employee enrichment and engagement, we periodically survey our employees regarding their engagement levels. We use these survey results to determine how we can continue to create work environments that enable and energize our employees and to develop a positive working culture. None of our U.S. employees are subject to a collective bargaining agreement; our employees in both France (approximately 120 employees) and the Netherlands (approximately 70 employees) are represented by employee works councils. Globally, we have experienced no work stoppages, and we believe our relations with our employees are good.

Social Responsibilities: At Manhattan, we provide opportunities for our employees to take a half day each year to give back to their communities. We call this our Manhattan PurposeTM day.  Our employees are also given multiple opportunities to serve through community partnerships that we cultivate through our Manhattan ConnectTM program.

Health and Safety: We have taken steps to best ensure the health and safety of our employees globally during the COVID-19 pandemic. With most of our workforce temporarily working virtually, we have provided learning resources to enable this transition, including how to host productive virtual meetings and managing employees remotely. We also have provided health and wellness sessions through the year to promote the continued wellbeing of our employees. Finally, despite the global pandemic, we have been able to maintain our employee workforce around the globe without material contraction.

Environmental, Social and Governance (ESG)

At Manhattan, we are committed to meeting our responsibilities to our stakeholders in the areas of Environmental, Social and Governance (ESG) and believe our ESG objectives align favorably with their interests. To set objectives, ensure our focus and track our progress, we have formed an Environmental, Social and Governance (ESG) Steering Committee, chaired by our CEO, and overseen by our Board of Directors. With participation of management at various levels throughout our organization, our Committee is creating our inaugural ESG Impact Report and committed to regularly reporting our progress on ESG.

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

Additionally, our code of business conduct and ethics and the charters of the Audit, Compensation, and Nomination and Governance Committees of our Board of Directors are available on our website.

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

While we have experienced strong demand during 2021 and expect continued growth for our Cloud solutions, sales cycles could extend as our customers and prospects continue to evaluate our solutions, including Manhattan Active Warehouse Management.

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

Our future revenue is dependent on continuing sales from cloud subscriptions, which in turn drive sales of professional services. We are dependent on our new customers as well as our large installed customer base to purchase additional cloud subscriptions and professional services from us. In future periods customers may discontinue the cloud subscriptions, and in turn may not renew post-contract support agreements or purchase additional professional services from us. If our customers decide to discontinue the cloud subscription, or if they reduce the scope of their professional services agreements, our revenue could decrease significantly, and that could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

If we encounter defects, delays or interruptions in our cloud subscription services, the demand for these services could diminish, and we could incur significant liability. We currently utilize data center hosting facilities, which are managed by third-parties, to provide cloud solutions and hosting services to our customers. If the data center facilities fail or encounter any damage, it could result in interruptions in services to our customers. This could result in unanticipated downtime for our customers, and in turn, our reputation and business could be adversely affected. In addition, if our customers use our cloud arrangements in unanticipated ways, this could cause an interruption in service for other customers attempting to access their data.

If any defects, delays or interruption in our cloud solutions occur, customers could elect to cancel their service, delay or withhold payment to us, not purchase from us in the future or make claims against us, which could adversely affect our business reputation, results of operations, cash flow, and financial condition.

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

Our ability to sell our cloud solutions is highly dependent on the quality of our services offerings, and our failure to offer high quality services could adversely impact our business, results of operations, cash flow, and financial condition. Most of our customers rely to some extent on our professional services to aid in the implementation of our software solutions. Once our software has been installed and deployed, our customers may depend on us to provide them with ongoing support and resolution of issues relating to our software. Therefore, a high level of service is critical for the continued marketing and sale of our solutions. If we or our partners do not efficiently and effectively install and deploy our software products, or succeed in helping our customers quickly resolve post-deployment issues, our ability to sell software products to these customers would be adversely affected and our reputation in the marketplace with potential customers could suffer.

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

Disruption in our vertical markets could materially affect our revenues and results of operations. Our largest market, retail, is experiencing significant business disruption and transformation, primarily driven by digital commerce. We believe that disruption is causing many traditional retailers to assess the challenges of the transformation and evaluate their store networks and costs, as they face increasing competitive pressures from ecommerce retailers. Since our solutions often require our customers to make significant capital investments, traditional retailers could delay purchase decisions on our products. While this disruption may present significant opportunity for our company, we believe extended sales cycles for large cloud subscriptions could have a material adverse effect on our revenues and results of operations.

Inability to attract, integrate, and retain management and other personnel could adversely impact our business, results of operations, cash flow, and financial condition. Our success greatly depends on the continued service of our executives, as well as our other key senior management, technical personnel, and sales personnel. Our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled executives and employees. We face significant competition for individuals with the skills required to perform the services we offer, and thus we may encounter increased compensation costs that are not offset by increased revenue. In the broader technology industry in which we compete for talented hires, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software, as well as competition for sales executives and operations personnel. We cannot guarantee that we will be able to attract and retain sufficient numbers of these highly skilled employees or motivate them. Because of the complexity of the supply chain market, we may experience a significant time lag between the date on which technical and sales personnel are hired and the time at which these persons become fully productive.

We may not be able to continue to successfully compete with other companies. We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings. Our current competitors come from many segments of the software industry and offer a variety of solutions directed at various aspects of the extended supply chain, as well as the enterprise as a whole. We face competition for product sales from:

●	Corporate information technology departments of current or potential customers capable of internally developing solutions;
●	ERP vendors, including: Oracle, SAP, and Infor, among others;
●	Supply chain execution and planning vendors, including Blue Yonder (formerly JDA), Korber (formerly HighJump), SAS Institute, the Sterling Commerce division of IBM, Relex, and others;
●	Point of sale vendors, including Aptos, Oracle, and others; and
●	Smaller independent companies that have developed or are attempting to develop supply chain execution solutions or planning solutions that apply either globally or in specific countries.

Some of these potential competitors have longer operating histories, significantly more financial, technical, marketing, and other resources, greater name recognition, broader solutions, and larger installed bases of customers than we do. We believe the domain expertise required to continuously innovate supply chain technology in our target markets, effectively and efficiently implement solutions, identify and attract sales opportunities, and compete successfully in the sales cycle provides us with a competitive advantage and is a significant barrier to market entry. However, in order to be successful in the future, we must continue to respond promptly and effectively to technological change and competitors’ innovations, and consequently we cannot assure you that we will not be required to make substantial additional investments in connection with our research, development, marketing, sales, and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future. Some of our competitors have significant resources at their disposal, and the degree to which we will compete with their new innovative products in the marketplace is undetermined. Increased competition could result in price reductions, fewer customer orders, reduced earnings and margins, and loss of market share. In turn, this could have a material adverse effect on our business, results of operations, cash flow, and financial condition.

Our operating results are substantially dependent on one line of business. We continue to derive our revenues from sales of our supply chain cloud solutions and related professional services. Accordingly, any factor adversely affecting the markets for supply chain cloud solutions could have an adverse effect on our business, results of operations, cash flow, and financial condition.

Our research and development activities may not generate significant returns. We anticipate continuing to make significant investments in software research and development and related product opportunities because we believe that we must continue to allocate a significant amount of resources to our research and development activities in order to compete successfully. We cannot estimate with any certainty when we will, if ever, receive significant revenues from these investments.

Our growth is dependent upon the successful development of our direct and indirect sales channel mix. We believe that our future growth also will depend on further developing and maintaining a successful direct sales force and strategic relationships with systems integrators and other technology companies. We invest significant resources to maintain and develop our sales channels. Our investment could adversely affect our operating results if these efforts do not generate cloud and services revenue necessary to offset the investment.

Mergers or other strategic transactions involving our competitors could weaken our competitive position or reduce our revenue. Our competitors have been consolidating, which may make them more formidable. Competing with stronger companies may cause us to experience pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations, cash flow, and financial condition.

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

Fires or other catastrophic events at our principal facilities could disrupt our business.  Fires, natural disasters or other catastrophic events, particularly those affecting our Atlanta headquarters or India research and development center, may cause damage or disruption to our operations, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers.

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

Other laws and regulations. We face risks related to other laws and regulations in areas discussed elsewhere in “Risk Factors” section, including data protection, export controls and immigration.

Risks Related to International Operations

Our international operations have many associated risks. We continue to strategically manage our presence in international markets, and these efforts require significant management attention and financial resources. We may not be able to successfully penetrate international markets, or, if we do, there can be no assurance that we will grow our business in these markets at the same rate as in North America. International sales are subject to many risks and difficulties, including those arising from complying with a variety of foreign laws, import and export restrictions and tariffs, reduced protection for intellectual property rights in some countries, potential adverse tax treatment, less stringent adherence to ethical and legal standards by prospective customers in some countries, language and cultural barriers and political and economic instability. Because of these inherent complexities and challenges, lack of success in international markets could adversely affect our business, results of operations, cash flow, and financial condition.

Our operating results may include foreign currency gains and losses. We conduct a portion of our business in currencies other than the United States dollar. Our revenues, expenses, operating profit and net income are affected when the dollar weakens or strengthens in relation to other currencies. In addition, we have a large development center in Bangalore, India, that does not have a natural in-market revenue hedge to mitigate currency risk to our operating expense in India. Fluctuations in the value of other currencies could materially impact our revenues, expenses, operating profit and net income.

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

Our articles of incorporation and bylaws and Georgia law may inhibit a takeover of our company. Our corporate organizational documents and Georgia law contain provisions that might enable our management to resist a takeover of our company. These provisions might discourage, delay or prevent a change in control of our company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect their own director nominees and compel other corporate actions. The existence of these provisions could also limit the price that investors might be willing to pay for shares of our common stock.

General Risk Factors

Changes in, or interpretation of, accounting principles could result in unfavorable accounting changes. Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and accompanying accounting pronouncements, implementation guidelines, and interpretations. These rules are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these rules or their interpretation could significantly change our reported results and may even retroactively affect previously reported transactions. Changes resulting from these new accounting standards or the adoption of other new or revised accounting principles may result in materially different financial results and may require that we make changes to our systems, processes, and controls. In addition, as we work to align with the guidelines of the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (“TCFD”) and the Sustainability Accounting Standards Board (“SASB”) environmental metrics, we may continue to expand our disclosure in these areas. Our failure to report accurately or achieve progress on our metrics timely could adversely affect our reputation, financial performance and business growth. For further detail, please see new accounting pronouncements discussion in Note 1 to the Consolidated Financial Statements.

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

Our principal administrative, sales, marketing, support, and research and development facility is located in approximately 221,000 square feet of modern office space in Atlanta, Georgia. Substantially all of this space is leased to us through September 30, 2025. We have an additional office under a multi-year agreement in New Jersey. We also occupy facilities outside of the United States under multi-year agreements in the United Kingdom, the Netherlands, France, Chile, China, Japan, Singapore, India, Italy and Australia. We also occupy offices under short-term agreements in Germany and Spain. We believe our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.

Item 3.	Legal Proceedings

From time to time, we may be a party to legal proceedings arising in the ordinary course of business or outside of the ordinary course. We are not currently a party to any legal proceeding the result of which we believe could have a material adverse impact upon our business, financial position, results of operations or cash flows.

Many of our customer engagements involve services or products that are critical to the operations of our clients’ businesses. Any downtime or failure of our services or products could result in a claim for substantial damages against us, regardless of our responsibility for that failure. Although we attempt to contractually limit our liability for damages arising from services or product downtime or failures or negligent acts or omissions, there can be no assurance that the limitations of liability in our contracts will be enforceable.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The number of registered shareholders of record of our common stock as of January 27, 2022 was 14. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Equity Compensation Plan Information

In the following table, we provide information regarding our current equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,388,467	$0.00	4,085,825
Equity compensation plans not approved by security holders	-	-	-
Total	1,388,467	$0.00	4,085,825

You may find additional information regarding our equity compensation plans in Note 2 of the Notes to our Consolidated Financial Statements.

Purchase of Equity Securities

In the following table, we provide information regarding our common stock repurchases under our publicly-announced share repurchase program for the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2021	-	$-	-	$50,000,000
November 1 - November 30, 2021	42,742	164.72	42,742	42,959,641
December 1 - December 31, 2021	85,632	152.72	85,632	29,882,135
Total	128,374		128,374

During the year ended December 31, 2021, we repurchased a total of 709,200 shares at an average price per share of $140.99 under our publicly-announced share repurchase program. In January 2022, our Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $50.0 million of our common stock.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We develop, sell, deploy, service and maintain software solutions designed to manage Unified Omnichannel Commerce and Digital Supply Chain, inventory and omnichannel operations for retailers, wholesalers, manufacturers, logistics providers and other organizations. Our customers include many of the world’s most premier and profitable brands.

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

In 2021, we generated $663.6 million in total revenue, with a revenue mix of: cloud subscriptions 18%; software license 6%; maintenance 22%; services revenue 50%; and hardware 4%.

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue is based on the location of the sale. Our international revenue was approximately $196.4 million, $178.1 million and $189.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, which represents approximately 30%, 30% and 31% of our total revenue for the years ended December 31, 2021, 2020 and 2019, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2021, we employed approximately 3,600 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Regarding the impact of the COVID-19 pandemic, we remain cautious about the global recovery, which we expect to be protracted. Despite the COVID-19 pandemic, our results for the full year ended 2021 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. Favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. This alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period.

We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings. We have taken steps to best ensure the health and safety of our employees globally.  Our daily execution has evolved into hybrid model, and we continue to find innovative ways to engage with employees, customers and prospects, ensuring that they are supported as they navigate their way through this period.

Going forward, we are investing in our cloud business, including enterprise investments in innovation, and strategic operating expenses to support growth objectives. The pace at which the market adopts our cloud subscriptions, resulting in revenue recognition spread out over the subscription period rather than up front, combined with extended lead times for developing new business, can cause uncertainty, impacting our ability to accurately forecast bookings and revenues from quarter to quarter and over the longer term.

For 2022, our five strategic goals continue to be:

•Focus on customer success and drive sustainable long-term growth;

•Invest in innovation to expand our products and total addressable market;

•Expand our cloud suites of Unified Omnichannel Commerce and Digital Supply Chain solutions;

•Develop and grow our cloud business and cloud subscription revenue; and

•Expand our global sales, marketing, and professional service teams.

Cloud Subscription

In 2017, we released Manhattan Active™ Solutions, accelerating our business transition to cloud subscriptions. Under a cloud subscription, customers pay a periodic fee for the right to use our software within a cloud environment that we provide and manage over a specified period of time. As part of our subscription program, we allow our existing customers to convert their maintenance contracts to cloud subscription contracts. Some customers have converted their maintenance contracts to cloud subscriptions, and we expect there will be continued opportunities to convert existing maintenance contracts to cloud subscription contracts in the future.

In the fourth year of our cloud transition, demand for our cloud solutions is the dominant preference of customers. Our perpetual license solutions are rapidly attritting due to market demand for cloud with 95% of our pipeline representing cloud. Cloud solutions are our fastest growing revenue line and represents 77% of total software revenue in 2021. We believe the reduction in license and maintenance revenue in favor of our cloud offerings is positive for our customers and Manhattan Associates.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In 2021, approximately 70% of our total revenue was generated in the United States, 17% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 75% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

We sell technology-based solutions with total pricing, including software and services, in many cases exceeding $1.0 million. Our software is often a part of our customers’ and prospects’ much larger capital commitment associated with facilities expansion and business improvement. We believe that, given the mission critical nature of our software, combined with a challenging global macro environment, our current sales cycles for large cloud subscriptions in our target markets could be extended. While demand for our solutions is solid, the current business climate within the United States and geographic regions in which we operate may affect customers’ and prospects’ decisions regarding timing of strategic capital expenditures.

In January 2022, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update. The WEO update noted, “global growth is expected to moderate from 5.9 in 2021 to 4.4 percent in 2022. Global growth is expected to slow to 3.8 percent in 2023. The forecast is conditional on adverse health outcomes declining to low levels in most countries by end-2022, assuming vaccination rates improve worldwide and therapies become more effective.”

The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 3.9 and 2.6 percent in 2022 and 2023, while the emerging and developing economies would grow at about 4.8 percent in 2022 and 4.7 percent in 2023.

While we are encouraged by our results, we remain cautious regarding the pace of global economic growth. We believe global geopolitical and economic volatility associated with the pandemic likely will continue to shape customers’ and prospects’ enterprise software buying decisions.

Revenue

Cloud Subscriptions and Software License revenue: Cloud subscriptions revenue and remaining performance obligation (“RPO”) growth are the leading indicators of our business performance, primarily derived from cloud subscription fees that customers pay for our Unified Omnichannel Commerce and Digital Supply Chain solutions. Since we announced our transition to becoming a cloud-first company in 2017 with our launch of Manhattan ActiveTM Solutions, we have continued to see a significant shift in demand for cloud solutions versus software license. By comparison, in 2016, cloud subscriptions and software license revenue represented 7% and 93%, respectively, of our total cloud and software license revenue mix.

In the full year ended 2021, cloud subscriptions and software license revenue were 77% and 23%, respectively, of our total cloud subscriptions and software license revenue mix. RPO increased 126% over prior year on strong demand. As of December 31, 2021, approximately $699.2 million of revenue is expected to be recognized from RPO for cloud subscriptions, maintenance contracts, and application managed services with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods). Going forward, we expect cloud revenue to increase as a percentage of total software revenue mix on solid market demand supplanting legacy perpetual license demand.

In 2021, cloud subscriptions revenue totaled $122.2 million, or 18% of total revenue. The Americas, EMEA, and APAC segments recognized $103.9 million, $15.4 million and $2.9 million in cloud subscriptions revenue, respectively, in 2021. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically five years or more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles.

In 2021, license revenue totaled $37.1 million, or 6% of total revenue. The Americas, EMEA, and APAC segments totaled $29.3 million, $5.7 million, and $2.1 million in license revenue, respectively, in 2021. The percentage mix of new to existing customers for the combination of cloud subscriptions and software license sales was approximately 20/80 in 2021.

Our Unified Omnichannel Commerce and Digital Supply Chain solutions are focused on core omnichannel operation (e-commerce, retail store operations and point of sale), supply chain commerce operations (Warehouse Management, Transportation Management and Labor Management), and Inventory Optimization, which are intensely competitive markets characterized by rapid technological change. We are a market leader in the supply chain management and omnichannel software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our cloud subscriptions and software license revenues faster than our competitors through investment in innovation.

Maintenance Revenue: Our maintenance revenue totaled $145.8 million, or 22% of total revenue. The Americas, EMEA and APAC segments recognized $113.1 million, $23.1 million, and $9.6 million, respectively, in maintenance revenue in 2021. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. The growth of maintenance revenues is influenced by: (1) new software license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services Revenue: In 2021, our services revenue totaled $334.8 million, or 50% of total revenue. The Americas, EMEA, and APAC segments recognized $256.4 million, $66.1 million, and $12.3 million, respectively.

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

Services revenue growth is contingent upon cloud sales and customer upgrade cycles, which are influenced by the strength of general economic and business conditions and the competitive position of our software products. In addition, our professional services business has competitive exposure to offshore providers and other consulting companies.

Hardware Revenue: Our hardware revenue, which we recognize net of related costs, totaled $23.7 million in 2021 representing 4% of total revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our R&D expenses for the years ended December 31, 2021, 2020 and 2019 were $97.6 million, $84.3 million, and $87.6 million, respectively.

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

Cash Flow and Financial Condition

For 2021, we generated cash flow from operating activities of $185.2 million and have generated a cumulative total of $473.0 million for the three years ended December 31, 2021. Our cash at December 31, 2021 totaled $263.7 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, we repurchased approximately $100.0 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In January 2022, our Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $50.0 million of our common stock.

In 2022, our priorities for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also will prioritize capital allocation in our global teams to fund growth, and accretive share repurchases. We do not anticipate any borrowing requirements in 2022 for general corporate purposes.

Full Year 2021 Financial Summary

●	Diluted earnings per share: $1.72 for 2021 compared to $1.36 for 2020;
●	Consolidated revenue: $663.6 million for 2021 compared to $586.4 million for 2020;
●	Cloud subscription revenue: $122.2 million for 2021 compared to $79.8 million for 2020;
●	License revenue: $37.1 million for 2021 compared to $38.3 million for 2020;
●	Operating income: $134.3 million for 2021 compared to $114.1 million for 2020;
●	Operating margins: 20.2% for 2021 compared to operating margins of 19.5% for 2020;
●	Cash flow from operations: $185.2 million for 2021 compared to $140.9 million for 2020;
●	Cash and investments: $263.7 million at December 31, 2021 compared to $204.7 million at December 31, 2020; and
●

Share repurchases: In 2021, we repurchased 709,200 shares of Manhattan Associates’ outstanding common stock for approximately $100.0 million under the share repurchase program approved by our Board of Directors. In January 2022, our Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $50.0 million of our common stock.

Results of Operations

In the following table, we present a selection of certain Statement of Income data for 2021, 2020 and 2019.

	Year Ended December 31,
				% Change vs. Prior Year
	2021	2020	2019	2021	2020
	(in thousands)
Revenue:
Cloud subscriptions	$122,195	$79,830	$46,831	53%	70%
Software license	37,070	38,284	48,855	-3%	-22%
Maintenance	145,841	147,748	149,230	-1%	-1%
Services	334,799	303,569	360,516	10%	-16%
Hardware	23,738	16,941	12,517	40%	35%
Total revenue	663,643	586,372	617,949	13%	-5%
Costs and expenses:
Cost of software license	2,309	2,894	2,626	-20%	10%
Cost of cloud subscriptions, maintenance and services	295,518	266,993	282,341	11%	-5%
Research and development	97,628	84,276	87,608	16%	-4%
Sales and marketing	57,855	47,758	56,860	21%	-16%
General and administrative	68,086	61,444	64,603	11%	-5%
Depreciation and amortization	7,914	8,946	7,987	-12%	12%
Total costs and expenses	529,310	472,311	502,025	12%	-6%
Income from operations	$134,333	$114,061	$115,924	18%	-2%
Operating margin	20.2%	19.5%	18.8%

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with our operations in India. During 2021, 2020, or 2019, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating profit by segment:

	Year Ended December 31,
				% Change vs. Prior Year
	2021	2020	2019	2021	2020
Revenue:	(in thousands)
Cloud subscriptions
Americas	$103,863	$69,469	$40,927	50%	70%
EMEA	15,380	8,465	4,762	82%	78%
APAC	2,952	1,896	1,142	56%	66%
Total cloud subscriptions	122,195	79,830	46,831	53%	70%

Software license
Americas	29,300	30,509	34,544	-4%	-12%
EMEA	5,729	4,308	11,518	33%	-63%
APAC	2,041	3,467	2,793	-41%	24%
Total software license	37,070	38,284	48,855	-3%	-22%

Maintenance
Americas	113,169	116,309	118,891	-3%	-2%
EMEA	23,091	22,208	21,322	4%	4%
APAC	9,581	9,231	9,017	4%	2%
Total maintenance	145,841	147,748	149,230	-1%	-1%

Services
Americas	256,392	232,954	283,008	10%	-18%
EMEA	66,131	58,360	60,618	13%	-4%
APAC	12,276	12,255	16,890	0%	-27%
Total services	334,799	303,569	360,516	10%	-16%

Hardware
Americas	23,491	16,698	12,464	41%	34%
EMEA	243	241	53	1%	355%
APAC	4	2	-	100%	NA
Total hardware	23,738	16,941	12,517	40%	35%

Total Revenue
Americas	526,215	465,939	489,834	13%	-5%
EMEA	110,574	93,582	98,273	18%	-5%
APAC	26,854	26,851	29,842	0%	-10%
Total revenue	$663,643	$586,372	$617,949	13%	-5%

Operating income:
Americas	$91,179	$81,109	$78,624	12%	3%
EMEA	34,747	24,637	26,934	41%	-9%
APAC	8,407	8,315	10,366	1%	-20%
Total operating income	$134,333	$114,061	$115,924	18%	-2%

The consolidated results of our operations for the years ended December 31, 2021, 2020 and 2019 are discussed below.

Revenue

Our revenue consists of fees generated from cloud subscriptions, software licensing, maintenance, professional services, and hardware sales.

	Year Ended December 31,
				% Change vs. Prior Year		% of Total Revenue
	2021	2020	2019	2021	2020	2021	2020	2019
	(in thousands)
Cloud subscriptions	$122,195	$79,830	$46,831	53%	70%	18%	14%	8%
Software license	37,070	38,284	48,855	-3%	-22%	6%	6%	8%
Maintenance	145,841	147,748	149,230	-1%	-1%	22%	25%	24%
Services	334,799	303,569	360,516	10%	-16%	50%	52%	58%
Hardware	23,738	16,941	12,517	40%	35%	4%	3%	2%
Total revenue	$663,643	$586,372	$617,949	13%	-5%	100%	100%	100%

Cloud Subscriptions Revenue

Year 2021 compared with year 2020

Cloud subscriptions revenue increased $42.4 million to $122.2 million in 2021 compared to 2020 as customers demand for our SaaS offerings is outpacing traditional perpetual license solutions. Our customers increasingly prefer cloud solutions, including existing customers that are migrating from on-premise to cloud offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $34.4 million, $6.9 million and $1.1 million, respectively.

Year 2020 compared with year 2019

Cloud subscriptions revenue increased $33.0 million to $79.8 million in 2020 compared to 2019 as customers continue to purchase our SaaS offerings rather than a traditional perpetual license. Our customers increasingly prefer cloud solutions, including existing customers that are migrating from on-premise to cloud offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $28.5 million, $3.7 million and $0.8 million, respectively.

Software License Revenue

Year 2021 compared with year 2020

Software license revenue decreased $1.2 million to $37.1 million in 2021 compared to 2020 as customers continue to purchase our SaaS offerings rather than a traditional perpetual license. License revenue for the Americas and APAC segments decreased $1.2 million and $1.4 million, respectively, and license revenue for the EMEA segment increased $1.4 million, in 2021 over 2020. The perpetual license sales percentage mix across our product suite in 2021 was approximately 85% warehouse management solutions.

Year 2020 compared with year 2019

Software license revenue decreased $10.6 million to $38.3 million in 2020 compared to 2019. License revenue for the Americas and EMEA segments decreased $4.0 million and $7.2 million, respectively, and license revenue for the APAC segment increased $0.6 million, in 2020 over 2019. The perpetual license sales percentage mix across our product suite in 2020 was approximately 80% warehouse management solutions.

Maintenance Revenue

Year 2021 compared with year 2020

Maintenance revenue decreased $1.9 million in 2021 compared to 2020. The Americas segment decreased $3.1 million, while the EMEA and APAC segments increased $0.9 million and $0.3 million compared to 2020, respectively.

Year 2020 compared with year 2019

Maintenance revenue increased $1.5 million in 2020 compared to 2019. Maintenance revenue for the Americas segments decreased $2.6 million, while EMEA and APAC segments increased $0.9 million and $0.2 million compared to 2019, respectively.

Services Revenue

Year 2021 compared with year 2020

Services revenue increased $31.2 million in 2021 compared to 2020. The Americas and EMEA segments increased $23.4 million and $7.8 million, respectively, while the APAC segment remained flat, compared to 2020. Services revenue was driven by adoption and implementation of our cloud solutions.

Year 2020 compared with year 2019

Services revenue decreased $56.9 million in 2020 compared to 2019. The Americas, EMEA and APAC segments decreased $50.0 million, $2.3 million and $4.6 million, respectively, compared to 2019. The decline in services revenue was primarily due to some customers delaying project implementation and upgrades as a result of the COVID-19 pandemic.

Hardware Revenue

Hardware revenue, net increased $6.8 million in 2021 compared to 2020. Hardware revenue, net increased $4.4 million in 2020 compared to 2019. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Year Ended December 31,
				% Change vs. Prior Year
	2021	2020	2019	2021	2020
	(in thousands)

Cost of software license	$2,309	$2,894	$2,626	-20%	10%
Cost of cloud subscriptions, maintenance and services	295,518	266,993	282,341	11%	-5%
Total cost of revenue	$297,827	$269,887	$284,967	10%	-5%

Cost of Software License

Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. In 2021, cost of license decreased by $0.6 million, compared to 2020. In 2020, cost of software license increased by $0.3 million compared to 2019.

Cost of Cloud Subscriptions, Maintenance and Services

Year 2021 compared with year 2020

Cost of cloud subscriptions, maintenance and services consists primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $28.5 million increase in 2021 compared to 2020 was principally due to a $17.0 million increase in compensation and other personnel-related expenses, and a $15.1 million increase in performance-based compensation expense, offset by a $2.0 million decrease in computer infrastructure costs and a $1.8 million decrease in travel expense.

Year 2020 compared with year 2019

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

Operating Expenses

	Year Ended December 31,
				% Change vs. Prior Year
	2021	2020	2019	2021	2020
	(in thousands)

Research and development	$97,628	$84,276	$87,608	16%	-4%
Sales and marketing	57,855	47,758	56,860	21%	-16%
General and administrative	68,086	61,444	64,603	11%	-5%
Depreciation and amortization	7,914	8,946	7,987	-12%	12%
Operating expenses	$231,483	$202,424	$217,058	14%	-7%

Research and Development

Our principal research and development (R&D) activities during 2021, 2020 and 2019 focused on the expansion and integration of new products and releases, including cloud solutions, while expanding the product footprint of our Unified Omnichannel Commerce and Digital Supply Chain solutions, including Inventory Optimization and point-of-sale.

For 2021, 2020 and 2019, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Year 2021 compared with year 2020

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses in 2021 increased by $13.4 million compared to 2020. This increase is principally due to a $7.8 million increase in compensation and other personnel-related expenses, and a $4.4 million increase in performance-based compensation expense.

Year 2020 compared with year 2019

Research and development expenses in 2020 decreased by $3.3 million compared to 2019. This decrease is primarily due to a $2.0 million decrease in performance-based compensation expense, and $1.1 million decrease in travel related expense.

Sales and Marketing

Year 2021 compared with year 2020

Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $10.1 million in 2021 compared to 2020, primarily due to a $6.2 million increase in performance-based compensation expense, a $2.5 million increase in compensation and other personnel-related expenses, and a $1.6 million increase in marketing and campaign programs.

Year 2020 compared with year 2019

Sales and marketing expenses decreased $9.1 million in 2020 compared to 2019, primarily due to a $3.1 million decrease in marketing and campaign programs, a $2.7 million decrease in performance-based compensation expense, and a $2.6 million decrease in travel expenses.

General and Administrative

Year 2021 compared with year 2020

General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased $6.6 million in 2021 primarily due to a $4.0 million increase in compensation and other personnel-related expenses, and a $2.5 million increase in performance-based compensation expenses.

Year 2020 compared with year 2019

     General and administrative expenses decreased $3.2 million in 2020 primarily due to a $1.5 million decrease in performance-based compensation expense, a $0.5 million decrease in compensation and other personnel-related expenses, and a $0.5 million decrease in corporate event-related expenses.

Depreciation and Amortization

Depreciation and amortization of intangibles and software expense amounted to $7.9 million, $8.9 million, and $8.0 million in 2021, 2020 and 2019, respectively. Amortization of intangibles was immaterial in 2021, 2020 and 2019. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions.

Operating Income

Operating income in 2021 increased $20.2 million to $134.3 million, compared to $114.1 million for 2020. Operating margins were 20.2% for 2021 versus 19.5% for 2020. Operating income and operating margin increased primarily due to increased cloud subscriptions and services revenues. In 2021, operating income increased in both of the Americas and EMEA segments by $10.1 million, while the APAC segment remained relatively flat.

Operating income in 2020 decreased $1.8 million to $114.1 million, compared to $115.9 million for 2019. Operating margins were 19.5% for 2020 versus 18.8% for 2019. Operating income and margin decreased due to lower services revenue as we noticed some delays as a result of the COVID-19 pandemic. In 2020, operating income in the Americas segment increased by $2.5 million, and decreased in the EMEA and APAC segments by $2.3 million and $2.0 million, respectively.

Other Income and Income Taxes

	Year Ended December 31,
				% Change vs. Prior Year
	2021	2020	2019	2021	2020

Other (loss) income, net	$(261)	$(285)	$153	-8%	-286%
Income tax provision	23,600	26,536	30,315	-11%	-12%

Other (Loss) Income, net

Other (loss) income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Interest income was $0.1 million, $0.1 million and $0.7 million for 2021, 2020 and 2019, respectively. The weighted-average interest rate earned on cash and investments was immaterial for 2021, 2020 and 2019. We recorded net foreign currency losses of $0.2 million, $0.4 million and $1.0 million in 2021, 2020 and 2019, respectively. The foreign currency gains and losses mainly resulted from gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound Sterling, Euro and Indian Rupee.

Income Tax Provision

Our effective income tax rates were 17.6%, 23.3%, and 26.1% in 2021, 2020 and 2019, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits.

The effective tax rate in 2021 decreased from 2020 is mainly due to an increase of excess tax benefits on restricted stock vesting, a decrease in expense for tax contingencies, and an increase in foreign jurisdiction business incentives.  These benefits were partially offset by a net increase in non-deductible equity-based compensation.

The effective income tax rate in 2020 decreased from 2019 mainly due to an increase of excess tax benefits on restricted stock vesting and a decrease in expense for tax contingencies. These benefits were partially offset by a net increase in non-deductible equity-based compensation.

The income tax provision for 2021, 2020 and 2019 included excess tax benefits of $6.6 million, $3.8 million, and $0.2 million on vesting of restricted stock.

Liquidity and Capital Resources

During 2021, 2020 and 2019, we funded our business through cash generated from operations. Our cash and cash equivalents as of December 31, 2021 included $219.6 million held in the U.S. and $44.1 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act in December 2017, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $185.2 million, $140.9 million, and $146.9 million in 2021, 2020 and 2019, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for 2021 increased $44.3 million compared to 2020, which is mainly due to earnings growth in 2021, and the timing of cash collections, partially offset by an increase in income tax payments. Cash flow from operating activities for 2020 decreased $6.0 million compared to 2019, which is mainly due to an increase in employee bonus payments and the timing of cash collections, partially offset by a decrease in income tax payments. Days sales outstanding was 67, 68 and 61 at December 31, 2021, 2020 and 2019, respectively, reflecting solid cash collections.

Investing activities used cash of approximately $4.0 million, $2.7 million, and $13.8 million in 2021, 2020 and 2019, respectively. Our investing activities for 2021, 2020 and 2019 consisted of capital spending to support company growth and short-term investing. For 2021, 2020 and 2019, capital expenditure was $4.0 million, $2.7 million, and $15.2 million, respectively. Net investment proceeds in 2019 was $1.4 million.

Financing activities used cash of approximately $120.4 million, $43.6 million, and $121.5 million in 2021, 2020 and 2019, respectively. The principal use of cash for financing activities in 2021, 2020 and 2019 was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for 2021, 2020 and 2019 totaled $120.4 million, $43.6 million, and $121.5 million, respectively, including shares withheld for taxes of $20.4 million, $18.6 million, and $5.6 million, respectively. We suspended the share repurchase program, effective April 1, 2020, to position our Company for uncertainty in the near-term as a result of the COVID-19 pandemic. Our Board of Directors reinstated the program in January 2021. In January 2022, our Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $50.0 million of our outstanding common stock.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. With the COVID-19 impact, we continue to focus on managing liquidity, while investing in and growing our headcount capacity to support our customers and grow our business. In 2022, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and in our business to extend our market leadership. We will evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements in 2022 for general corporate purposes.

Aggregate Contractual Obligations

Our principal commitments as of December 31, 2021 consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of December 31, 2021, our cloud infrastructure obligations are approximately $128.6 million over the next 5 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of December 31, 2021, are approximately $13.5 million over the next 3 years. We expect to fulfill all of these commitments from our working capital.

Lease Commitments

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. Rent expense for these leases aggregated $7.9 million, $7.9 million, and $8.4 million during 2021, 2020 and 2019, respectively.

In the following table, we present a summary of our contractual commitments as of December 31, 2021 (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Operating Lease Obligations	$34,060	$7,364	$7,116	$6,369	$5,568	$2,732	$4,911

Indemnities

Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software services and products infringe third party intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our services or products because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the services or products, (ii) replace or modify the services or products so that the customer’s use does not infringe, or, if neither of those options is reasonably feasible, terminate that particular services or products and provide, as applicable, a refund of services fees paid for services not received or a refund of the unamortized portion of the license fees paid for the products (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability, but they do not cover indirect or consequential damages, such as our customers’ lost revenues or profits. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with the FASB guidance on accounting for contingencies and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these indemnification obligations as of December 31, 2021.

Warranties

In general, in our customer contracts for purchase of our cloud SaaS services or license of our on-premises software products, we warrant that our services or software will perform in accordance with our published services or product specifications. Additionally, we may include other warranties such as “no-malware” warranties and warranties that we will perform our SaaS services consistent with generally accepted industry standards or similar standards. In our SaaS services agreements, we also include service level agreements (SLAs) under which we agree to provide service credits to our customers if our services availability drops below certain defined levels. If necessary, we would reserve for the estimated cost of product and service warranties based on specific warranty claims and claims history. However, we have not incurred significant recurring expense under our services or product warranties. As a result, we believe the estimated fair value of our warranty obligations is nominal and we have no liabilities recorded for them as of December 31, 2021.

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

Nature of Products and Services

Cloud subscriptions includes software as a service and arrangements which provide customers with the right to use our software within a cloud environment that we provide and manage where the customer does not have the right to take possession of the software without significant penalty.  SaaS and hosting revenues are recognized ratably over the contract period. For contracts that include a perpetual license and hosting services, we generally consider the arrangement as an overall service, recognized over the initial hosting term.  The software license fee typically due at the outset of the arrangement is not payable again if the customer renews the hosting services, so that the customer’s option to renew the hosting services is a material right, the revenue from which, if the option is exercised, we will recognize over the applicable renewal period.

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

Significant Judgements

Our customer contracts include the sale of multiple SaaS services or licensed products. Judgement is required to determine whether each service or product sold is a distinct performance obligation that should be accounted for separately. We allocate the transaction price to the distinct performance obligations based on relative standalone selling price (“SSP”). We estimate SSP based on the prices we charge our customers or by using other information such as market conditions and other observable inputs. However, the selling price of our software licenses is highly variable. Thus, we estimate SSP for software licenses using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.

Contract Balances

Timing of invoicing to customers may differ from timing of revenue recognition. Payment terms for our software licenses vary. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our customers.  Cloud subscriptions and maintenance are typically billed annually in advance. We typically bill our professional services monthly as performed.  In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we are applying the practical expedient to exclude from consideration any contracts with payment terms of one year or less as we rarely offer terms extending beyond one year.

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

Foreign Business

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, and the United Kingdom. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized foreign exchange losses of $0.2 million, $0.4 million, and $1.0 million in 2021, 2020 and 2019, respectively. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2021 relative to the U.S. dollar would have resulted in a change of approximately $4.4 million in the reported foreign currency loss. A fluctuation of 10% in the period end exchange rates at December 31, 2020 relative to the U.S. dollar would have resulted in a change of approximately $3.0 million in the reported foreign currency loss.

Interest Rates

We currently invest our cash and cash equivalents in a variety of financial instruments, including taxable floating rate obligations in money market funds and certificate of deposits with original maturities of less than three months when purchased. These investments are mainly denominated in U.S. dollars. Cash balances in foreign currencies overseas, except for India, are derived from business operations. Our operations in India are funded by the U.S. operations. At December 31, 2021, our cash and cash equivalents balances totaled $263.7 million, of which all is highly liquid. Our cash equivalents balance at December 31, 2021 was $13.8 million.

Investments in both fixed rate and floating rate interest-earning instruments carry interest rate risks. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash equivalents and short-term investments was immaterial for the years ended December 31, 2021 and 2020. The fair value of cash equivalents held at December 31, 2021 and 2020 was $13.8 million and $11.5 million, respectively. Based on the average cash equivalents and short-term investments outstanding during 2021 and 2020, increases or decreases in the rates of return of 25 basis points would result in increases or decreases to interest income of approximately $0.6 million and $0.4 million, respectively, from the reported interest income.

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

As of the end of the Company’s 2021 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2021, has audited the Company’s internal control over financial reporting as of December 31, 2021 and has issued a report regarding the Company’s internal control over financial reporting appearing on page 37, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer

February 7, 2022

/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer, and Treasurer

February 7, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and the Board of Directors of Manhattan Associates, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Manhattan Associates, Inc. and subsidiaries (the Company), maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 7, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia

February 7, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Shareholders and the Board of Directors of Manhattan Associates, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2022 expressed an unqualified opinion thereon.

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

February 7, 2022

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019

Revenue:
Cloud subscriptions	$122,195	$79,830	$46,831
Software license	37,070	38,284	48,855
Maintenance	145,841	147,748	149,230
Services	334,799	303,569	360,516
Hardware	23,738	16,941	12,517
Total revenue	663,643	586,372	617,949
Costs and expenses:
Cost of software license	2,309	2,894	2,626
Cost of cloud subscriptions, maintenance and services	295,518	266,993	282,341
Research and development	97,628	84,276	87,608
Sales and marketing	57,855	47,758	56,860
General and administrative	68,086	61,444	64,603
Depreciation and amortization	7,914	8,946	7,987
Total costs and expenses	529,310	472,311	502,025
Operating income	134,333	114,061	115,924
Interest income	68	98	715
Other loss, net	(329)	(383)	(562)
Income before income taxes	134,072	113,776	116,077
Income tax provision	23,600	26,536	30,315
Net income	$110,472	$87,240	$85,762

Basic earnings per share	$1.74	$1.37	$1.33
Diluted earnings per share	$1.72	$1.36	$1.32

Weighted average number of shares:
Basic	63,445	63,538	64,397
Diluted	64,323	64,333	65,103

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2021	2020	2019

Net income	$110,472	$87,240	$85,762
Foreign currency translation adjustment	(1,566)	(415)	(985)
Comprehensive income	$108,906	$86,825	$84,777

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$263,706	$204,705
Accounts receivable, net of allowance of $2,419 and $3,497 at December 31, 2021 and December 31, 2020, respectively	124,420	109,202
Income taxes receivable	2,597	1,874
Prepaid expenses	17,053	14,717
Other current assets	643	3,543
Total current assets	408,419	334,041

Property and equipment, net	13,889	17,903
Operating lease right-of-use assets	27,272	31,470
Goodwill, net	62,239	62,252
Deferred income taxes	7,650	5,760
Other assets	20,239	13,986
Total assets	$539,708	$465,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,625	$17,805
Accrued compensation and benefits	53,104	41,962
Accrued and other liabilities	22,741	21,181
Deferred revenue	153,196	114,164
Income taxes payable	376	1,874
Total current liabilities	249,042	196,986

Operating lease liabilities, long-term	23,157	27,843
Other non-current liabilities	16,865	21,686

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2021 and December 31, 2020	-	-
Common stock, $.01 par value; 200,000,000 shares authorized; 63,154,494 and 63,527,186 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	631	635
Retained earnings	269,841	236,524
Accumulated other comprehensive loss	(19,828)	(18,262)
Total shareholders' equity	250,644	218,897
Total liabilities and shareholders' equity	$539,708	$465,412

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019

Operating activities:
Net income	$110,472	$87,240	$85,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,914	8,946	7,987
Equity-based compensation	43,259	33,355	31,841
Loss (gain) on disposal of equipment	7	21	(429)
Deferred income taxes	(1,912)	1,036	(1,406)
Unrealized foreign currency (gain) loss	(493)	897	(708)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,650)	(6,592)	(1,065)
Other assets	(6,533)	(971)	(8,924)
Accounts payable, accrued and other liabilities	12,256	(3,097)	20,812
Income taxes	(3,667)	1,886	1,180
Deferred revenue	40,530	18,164	11,858
Net cash provided by operating activities	185,183	140,885	146,908

Investing activities:
Purchases of property and equipment	(4,016)	(2,730)	(15,193)
Maturities of short-term investments	-	-	1,439
Net cash used in investing activities	(4,016)	(2,730)	(13,754)

Financing activities:
Purchase of common stock	(120,418)	(43,561)	(121,487)
Net cash used in financing activities	(120,418)	(43,561)	(121,487)

Foreign currency impact on cash	(1,748)	(567)	(115)

Net change in cash and cash equivalents	59,001	94,027	11,552
Cash and cash equivalents at beginning of period	204,705	110,678	99,126
Cash and cash equivalents at end of period	$263,706	$204,705	$110,678

Supplemental disclosures of cash flow information:
Cash paid for taxes	$29,162	$23,766	$30,492

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2018	64,860,419	$649	$-	$163,359	$(16,861)	$147,147
Repurchase of common stock	(1,751,507)	(18)	(31,837)	(89,631)	-	(121,487)
Restricted stock units issuance	348,074	4	(4)	-	-	-
Equity-based compensation	-	-	31,841	-	-	31,841
Foreign currency translation adjustment	-	-	-	-	(985)	(985)
Net income	-	-	-	85,762	-	85,762
Balance, December 31, 2019	63,456,986	635	-	159,490	(17,847)	142,278
Repurchase of common stock	(562,299)	(6)	(33,349)	(10,206)	-	(43,561)
Restricted stock units issuance	632,499	6	(6)	-	-	-
Equity-based compensation	-	-	33,355	-	-	33,355
Foreign currency translation adjustment	-	-	-	-	(415)	(415)
Net income	-	-	-	87,240	-	87,240
Balance, December 31, 2020	63,527,186	635	-	236,524	(18,262)	218,897
Repurchase of common stock	(887,782)	(9)	(43,254)	(77,155)	-	(120,418)
Restricted stock units issuance	515,090	5	(5)	-	-	-
Equity-based compensation	-	-	43,259	-	-	43,259
Foreign currency translation adjustment	-	-	-	-	(1,566)	(1,566)
Net income	-	-	-	110,472	-	110,472
Balance, December 31, 2021	63,154,494	$631	$-	$269,841	$(19,828)	$250,644

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

Risks Associated with Single Business Line, Technological Advances, and Foreign Operations

We currently derive a substantial portion of our revenues from sales of cloud solutions and related services and hardware. The markets for supply chain commerce solutions are highly competitive, subject to rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, our position in these markets could be eroded rapidly by unforeseen changes in customer requirements for application features, functions, and technologies.

Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We recognized foreign exchange loss of $0.2 million, $0.4 million and $1.0 million in 2021, 2020 and 2019, respectively. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” on the Consolidated Statements of Income.

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

Our sales are primarily to companies located in the United States, Europe and Asia. We perform periodic credit evaluations of our customers’ financial condition and do not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2021 for the Americas, EMEA, and APAC segments were $100.4 million, $19.5 million, and $4.5 million, respectively. Accounts receivable, net as of December 31, 2020 for the Americas, EMEA, and APAC segments were $86.8 million, $17.3 million, and $5.1 million, respectively. Our top five customers in aggregate accounted for 12%, 12%, and 11% of total revenue recognized for each of the years ended December 31, 2021 (“2021”), the year ended December 31, 2020 (“2020”), and the year ended December 31, 2019 (“2019”), respectively. No single customer accounted for more than 10% of revenue in 2021, 2020 and 2019, or more than 10% of accounts receivable as of December 31, 2021 and 2020.

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

At December 31, 2021, the Company’s cash and cash equivalents were $249.9 million and $13.8 million, respectively. We currently have no long-term investments. Cash equivalents consist of highly liquid money market funds of $10.0 million and certificates of deposit of $3.8 million. For money market funds, we use quoted prices from active markets that are classified as Level 1, the highest level of observable input in the disclosure hierarchy framework. The Company had no investments at December 31, 2021.

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

Nature of Products and Services

Cloud subscriptions includes software as a service (“SaaS”) and arrangements which provide customers with the right to use our software within a cloud environment that we provide and manage where the customer does not have the right to take possession of the software without significant penalty. SaaS and hosting revenues are recognized ratably over the contract period. For contracts that include a perpetual license and hosting services, we generally consider the arrangement as an overall service, recognized over the initial hosting term.  The software license fee typically due at the outset of the arrangement is not payable again if the customer renews the hosting services, so that the customer’s option to renew the hosting services is a material right, the revenue from which, if the option is exercised, we will recognize over the applicable renewal period.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of maintenance, cloud subscriptions and professional services. $107.8 million of revenue that was included in the deferred revenue balance as of December 31, 2020 was recognized in 2021.

No revenue was recognized in 2021 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of December 31, 2021, approximately $699.2 million of revenue is expected to be recognized from remaining performance obligations for cloud subscriptions, maintenance contracts, and application managed services with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately 40% of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for credit losses generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. Total amount charged to operations in 2021, 2020 and 2019 was $2.5 million, $3.5 million and $3.9 million, respectively.

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

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year.  We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $23.2 million as of December 31, 2021, of which $16.9 million is included in other assets and $6.3 million is included in prepaid expenses. Deferred commissions were $12.9 million as of December 31, 2020, of which $9.2 million is included in other assets and $3.7 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying consolidated statement of operations. Amortization of sales commissions in 2021, 2020 and 2019 was $5.2 million, $3.1 million and $1.9 million respectively. No impairment losses were recognized during 2021, 2020 and 2019.

Property and Equipment

Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, and leasehold improvements. We depreciate the cost of furniture, computers, and other office equipment on a straight-line basis over their estimated useful lives (five years for office equipment, seven years for furniture and fixtures). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation and amortization expense for 2021, 2020 and 2019 was approximately

$7.9 million, $8.9 million, and $8.0 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Income. Amortization expense on intangible assets in 2021, 2020 and 2019 was immaterial.

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2021	2020
Office equipment	$37,435	$39,250
Furniture and fixtures	5,012	5,051
Leasehold improvement	24,142	24,362
Property and equipment, gross	66,589	68,663
Less accumulated depreciation	(52,700)	(50,760)
Property and equipment, net	$13,889	$17,903

Software Development Costs

Research and development expenses are charged to expense as incurred. For 2021, 2020 and 2019, we did not capitalize any internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers were insignificant.

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

Impairment of Long-Lived Assets

We review the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2021, 2020 and 2019, we did not recognize any impairment charges associated with our long-lived or intangible assets.

The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

Goodwill and Impairment of Goodwill

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of net identified tangible and intangible assets and liabilities acquired. We do not amortize goodwill. Instead, we test goodwill for impairment on at least an annual basis. Goodwill was $62.2 million and $62.3 million at the end of each of the years ended December 31, 2021 and 2020, respectively.

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

We applied the simplified goodwill impairment test for 2021, that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is not more likely than not that the unit’s fair value is less than its carrying amount. To the extent we conclude that it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying amount. If the carrying amount exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. We did not identify any macroeconomic or industry conditions as of December 31, 2021, that would indicate that the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate that it is more likely than not that the fair value of any reporting units have fallen below their carrying amount, we would record an impairment charge based on that difference. We performed our periodic review of goodwill for impairment as of December 31, 2021 and 2020, and did not identify any impairment as a result of the review.

Guarantees and Indemnities

We account for guarantees in accordance with the guarantee accounting topic in the FASB Codification. Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2021, or 2020.

In general, in our customer software license contracts, we warrant to our customers that our software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. We also generally warrant in our Cloud subscription agreements that we will perform the Cloud services in all material respects as defined in the agreement during the service period. Additionally, we warrant to our customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we will provide for the estimated cost of product and service warranties based on specific warranty claims history. However, we have not incurred significant recurring expenses under product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2021 and 2020.

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

Diluted net income per share is computed using net income divided by Weighted Shares and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Net income	$110,472	$87,240	$85,762
Earnings per share:
Basic	$1.74	$1.37	$1.33
Effect of CESs	(0.02)	(0.01)	(0.01)
Diluted	$1.72	$1.36	$1.32

Weighted average number of shares:
Basic	63,445	63,538	64,397
Effect of CESs	878	795	706
Diluted	64,323	64,333	65,103

The number of anti-dilutive CESs in 2021, 2020 and 2019 was immaterial. See Note 2 for further information on those securities.

Accumulated Other Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments that are excluded from net income and reflected in shareholders’ equity. The entire accumulated other comprehensive income balance as of December 31, 2021 and 2020 represents foreign currency translation adjustments.

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

Advertising Costs

We expense advertising costs as incurred.  Advertising expense was $2.3 million in 2021, $1.6 million in 2020, and immaterial for 2019.

Retirement of Repurchased Shares

We immediately retire shares repurchased pursuant to any share repurchase program. We allocate the share purchase price in excess of par value between additional paid-in capital and retained earnings.

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

A maximum of 4,500,000 shares are available for grant under the amended 2020 Plan. Each stock option, stock appreciation right, restricted stock, or restricted stock unit granted is counted against the maximum share limitation as one share. Options and stock appreciation rights cannot have a term exceeding seven years. As of December 31, 2021, there were 4,085,825 shares available for issuance under the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to interpret the provisions thereof.

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

Restricted Stock Awards

We present below a summary of changes in unvested units of restricted stock during 2021:

	Number of Units	Grant Date Fair Value
Outstanding at January 1, 2021	1,462,864	$59.48
Granted	515,724	128.62
Vested	(515,090)	57.01
Forfeited	(75,031)	78.58
Outstanding at December 31, 2021	1,388,467	$85.05

The Company recorded equity-based compensation expense related to restricted stock and RSUs (collectively “restricted stock awards”) of $43.3 million, $33.4 million, and $31.8 million in 2021, 2020 and 2019, respectively. The total fair value of restricted stock awards vested in 2021, 2020 and 2019, based on market value at the vesting dates was $59.8 million, $52.2 million, and $18.2 million, respectively. The weighted average grant-date fair value of RSUs granted during fiscal year 2021, 2020 and 2019 was $128.62, $77.2 and $49.48, respectively. As of December 31, 2021, unrecognized compensation cost related to unvested RSU totaled $70.3 million and is expected to be recognized over a weighted average period of approximately 2.6 years. In January 2017, we elected to recognize forfeitures of equity-based payments as they occur.

Included in RSU grants for the year ended December 31, 2021 are 144,788 units that have performance-based vesting criteria granted at target level for 2021 and performance adjustments above target level for 2020. The performance criteria are tied to our financial performance. As of December 31, 2021, the associated equity-based compensation expense has been recognized for the portion of the award attributable to the 2021 performance criteria.

3. Income Taxes

We are subject to future federal, state, and foreign income taxes and have recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2021 and 2020. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. We present below significant components of our deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accounts receivable	$ 570	$ 832
Accrued liabilities	9,273	8,407
Equity-based compensation	7,763	5,902
Capitalized costs	515	578
Accrued sales taxes	196	145
Operating lease liabilities	4,593	8,828
State tax credits	4,521	3,408
Foreign subsidiary net operating losses	-	78
Tax credit - foreign	1,238	-
Valuation allowance	(4,403)	(3,375)
Other	531	659
	24,797	25,462
Deferred tax liabilities:
Intangible Assets	7,380	7,414
Depreciation	666	1,250
Deferred commissions	4,763	2,713
Operating lease right-of-use assets	4,338	8,325
	17,147	19,702
Net deferred tax assets	$7,650	$5,760

We present below income from domestic and foreign operations before income tax expense for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$120,565	$101,681	$104,878
Foreign	13,507	12,095	11,199
Total	$134,072	$113,776	$116,077

The components of our income tax provision for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	14,042	$13,860	$18,682
State	5,188	4,793	5,711
Foreign	6,309	6,847	7,323
	25,539	$25,500	$31,716
Deferred:
Federal	(427)	(393)	(863)
State	(531)	1,113	(326)
Foreign	(981)	316	(212)
	(1,939)	1,036	(1,401)
Total	$23,600	$26,536	$30,315

We currently have a tax holiday in India under the Special Economic Zone Act through March 2029.  As a result of this holiday, we had pre-tax income of approximately $8.7 million, for the year ended December 31, 2021, that was not subject to tax.  Separately, we are subject to India’s Minimum Alternate Tax (“MAT”) and accordingly incurred income tax expense of approximately $1.2 million in 2021.  The impact on diluted earnings per share if the income had been fully taxable would have been a decrease of $0.02 per share in 2021.

We have tax credit carry-forwards of approximately $5.7 million available to offset future state tax. These tax credit carry-forwards expire in 2025 to 2031. These credits represent a deferred tax asset of $4.5 million after consideration of the federal benefit of state tax deductions. A valuation allowance of $3.2 million has been established for these credits because the ability to use them is not more likely than not. We also have a tax credit carry-forward of approximately $1.2 million available to offset future foreign tax.  This tax credit carryforward expires in 2036.

At December 31, 2021 we had approximately $62.2 million of undistributed earnings and profits. The undistributed earnings and profits are considered previously taxed income and would not be subject to U.S. income taxes upon repatriation of those earnings, in the form of dividends.  The undistributed earnings and profits are considered to be permanently reinvested, accordingly no provision for local withholdings taxes have been provided, however, upon repatriation of those earnings, in the form of dividends, we could be subject to additional local withholding taxes.

We present below a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

Statutory federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State income tax, net of federal benefit	3.6	3.9	3.5
State credit carryforwards	(0.8)	0.5	1.3
U.S. federal R&D tax credit	(1.8)	(1.9)	(1.9)
Excess benefit of equity compensation	(4.9)	(3.4)	(0.1)
Employee compensation limitation	3.4	2.7	2.1
Global Intangible Low Taxed Income (GILTI)	0.2	0.1	-
Foreign-derived intangible income (FDII) deduction	(3.1)	(2.7)	(3.1)
Foreign operations	(0.7)	1.0	1.1
Tax contingencies	(0.3)	1.9	3.7
Other permanent differences	0.3	(0.2)	(0.6)
Change in valuation allowance	0.7	0.4	(0.9)
Income taxes	17.6%	23.3%	26.1%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	December 31,
	2021	2020	2019

Unrecognized tax benefits at January 1,	$(12,804)	$(11,239)	$(7,113)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	(408)	(118)	(2,428)
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	147	1,598	445
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	(3,117)	(3,256)	(2,489)
Reductions to unrecognized tax benefits relating to settlements with taxing authorities	148	-	-
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	2,848	211	346
Unrecognized tax benefits at December 31,	$(13,186)	$(12,804)	$(11,239)

Our unrecognized tax benefits totaled $13.2 million and $12.8 million as of December 31, 2021 and 2020, respectively. Included in these amounts are unrecognized tax benefits totaling $11.8 million and $11.9 million as of December 31, 2021 and 2020, respectively, which, if recognized, would affect the effective tax rate.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our global operations in income tax expense. For the years ended December 31, 2021, 2020 and 2019, the Company recognized the following income tax expense: $0.4 million, $0.4 million, and $0.5 million, respectively, for the potential payment of interest and penalties. Accrued interest and penalties were $1.3 million and $2.0 million for the years ended December 31, 2021 and 2020. We conduct business globally and, as a result, file income tax returns in the United State federal jurisdiction and in many state and foreign jurisdictions. We are generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2010. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2020, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $2.6 million.

4. Shareholders’ Equity

During 2021, 2020 and 2019, we purchased 709,200, 337,007, and 1,640,055 shares of the Company’s common stock for $100.0 million, $25.0 million, and $115.9 million, respectively, through open market transactions as part of a publicly-announced share repurchase program. In January 2022, our Board of Directors authorized the Company to repurchase up to an aggregate of $50 million of our common stock.

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

6. Employee Benefit Plan

We sponsor the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all our employees. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $19,500, as defined, to the 401(k) Plan. The Internal Revenue Service sets the eligible compensation limit at $290,000 for 2021. Since 2012, we have provided a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. We temporarily suspended our 401k plan company match effective April 1, 2020 and reinstated the plan effective January 1, 2021. During the years ended December 31, 2021, 2020 and 2019, the Company made matching contributions to the 401(k) Plan of $5.2 million, $1.7 million, and $5.0 million, respectively.

7. Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. The total operating lease liabilities for these leases at December 31, 2021 was approximately $30.0 million. In 2014, we amended our Atlanta headquarters lease to obtain additional space and extended the lease term to September 2025. As part of this amended lease agreement, we received reimbursement of $1.3 million from the landlord in 2018 for leasehold improvements. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of December 31, 2021 (in thousands):

December 31, 2021
ASSETS
Operating lease right-of-use assets	$27,272

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$6,813
Operating lease liabilities, long-term	23,157
Total operating lease liabilities	$29,970

Aggregate future minimum lease payments under noncancelable operating leases as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,
2022	7,364
2023	7,116
2024	6,369
2025	5,568
2026	2,732
Thereafter	4,911
Total minimum payments required	34,060
Less short-term leases	-
Less imputed interest	(4,090)
Total operating lease liabilities	$29,970

We are applying the practical expedient to not separate lease and non-lease components, which allows us to account for lease and non-lease components as a single lease component. The total lease cost in 2021 was $7.9 million, consisting of $7.5 million of operating lease costs, and $0.4 million of short-term lease costs. The total lease cost in 2020 was $7.9 million, consisting of $7.5 million of operating lease costs, and $0.4 million of short-term lease costs. Total lease costs in 2019 were $8.4 million, consisting of $8.0 million of operating lease costs, and $0.4 million of short-term lease costs. Our variable lease cost during 2021, 2020 and 2019 were immaterial.

Weighted average remaining lease term	5.1 years
Weighted average discount rate	2%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$7,197

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

The Americas segment charges royalty fees to the other segments based on cloud subscriptions and software licenses sold by those reportable segments. The royalties, which totaled $6.1 million, $3.8 million, and $4.5 million in 2021, 2020 and 2019, respectively, are included in costs of revenue for each segment with a corresponding reduction in the America’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments. Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas’ segment include all research and development costs including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Codification, we present below financial information by reportable segment for 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021				2020
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$103,863	$15,380	$2,952	$122,195	$69,469	$8,465	$1,896	$79,830
Software license	29,300	5,729	2,041	37,070	30,509	4,308	3,467	38,284
Maintenance	113,169	23,091	9,581	145,841	116,309	22,208	9,231	147,748
Services	256,392	66,131	12,276	334,799	232,954	58,360	12,255	303,569
Hardware	23,491	243	4	23,738	16,698	241	2	16,941
Total revenue	526,215	110,574	26,854	663,643	465,939	93,582	26,851	586,372

Costs and Expenses:
Cost of revenue	225,799	58,593	13,435	297,827	202,421	53,661	13,805	269,887
Operating expenses	202,217	16,496	4,856	223,569	174,477	14,461	4,540	193,478
Depreciation and amortization	7,020	738	156	7,914	7,932	823	191	8,946
Total costs and expenses	435,036	75,827	18,447	529,310	384,830	68,945	18,536	472,311
Operating income	$91,179	$34,747	$8,407	$134,333	$81,109	$24,637	$8,315	$114,061

	Year Ended December 31, 2019
	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$40,927	$4,762	$1,142	$46,831
Software license	34,544	11,518	2,793	48,855
Maintenance	118,891	21,322	9,017	$149,230
Services	283,008	60,618	16,890	360,516
Hardware	12,464	53	-	$12,517
Total revenue	489,834	98,273	29,842	617,949

Costs and Expenses:
Cost of revenue	218,850	51,938	14,179	284,967
Operating expenses	185,399	18,635	5,037	209,071
Depreciation and amortization	6,961	766	260	7,987
Total costs and expenses	411,210	71,339	19,476	502,025
Operating income	$78,624	$26,934	$10,366	$115,924

In the following table, we present goodwill, long-lived assets, and total assets by reportable segment as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021				As of December 31, 2020
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill, net	$54,766	$5,510	$1,963	$62,239	$54,766	$5,523	$1,963	$62,252
Long lived assets	51,246	8,214	1,940	61,400	54,309	8,015	1,035	63,359
Total assets	468,600	54,021	17,087	539,708	405,618	47,529	12,265	465,412

For the years ended December 31, 2021, 2020 and 2019, we derived revenue from sales to customers outside the United States of approximately $196.4 million, $178.1 million, and $189.1 million, respectively. Our remaining revenue was derived from domestic sales.

Cloud subscriptions revenue primarily relates to the following product groups: Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions. The majority of our software license revenue (approximately 85%) relates to our warehouse management product group.

9. Subsequent Events

We evaluated all subsequent events that occurred after the date of the accompanying financial statements and determined that there were no events or transactions during this subsequent event reporting period which require recognition or disclosure in our financial statements.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Report on Internal Control over Financial Reporting

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, and the report of Ernst & Young LLP on the effectiveness of our internal control over financial reporting are contained on pages 36 and 37 of this report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 2, 2022, under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Committees.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 2, 2022, under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 2, 2022, under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Form 10-K and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 2, 2022, under the captions “Related Party Transactions” and “Election of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 2, 2022, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1.	Financial Statements.

The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

2.	Financial Statement Schedule.

The following financial statement schedule is filed as a part of this report:

SCHEDULE II

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification:	Balance at Beginning of Period	Additions Charged to Operations	Net Deductions		Balance at End of Period
Allowance for Doubtful Accounts
For the year ended:
December 31, 2019	$2,589	$3,858	$3,621	(a)	$2,826
December 31, 2020	$2,826	$3,451	$2,780	(a)	$3,497
December 31, 2021	$3,497	$2,471	$3,549	(a)	$2,419

Deferred Tax Asset Valuation Allowance
For the year ended:
December 31, 2019	$3,846	$-	$960	(b)	$2,886
December 31, 2020	$2,886	$489	$-	(b)	$3,375
December 31, 2021	$3,375	$1,028	$-	(b)	$4,403

(a)	Represents write-offs of accounts, net of recoveries.
(b)	Represents current year releases credited to expenses and current year reductions due to decreases in net deferred tax assets.

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

Date: February 7, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr.	Chairman of the Board	February 7, 2022
John J. Huntz, Jr.

/s/ Eddie Capel	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 7, 2022
Eddie Capel

/s/ Dennis B. Story	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 7, 2022
Dennis B. Story

/s/ Linda C. Pinne	Senior Vice President, Global Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 7, 2022
Linda C. Pinne

/s/ Edmond I. Eger III	Director	February 7, 2022
Edmond I. Eger III

/s/ Linda T. Hollembaek	Director	February 7, 2022
Linda T. Hollembaek

/s/ Charles E. Moran	Director	February 7, 2022
Charles E. Moran

/s/ Thomas E. Noonan	Director	February 7, 2022
Thomas E. Noonan

/s/ Deepak Raghavan	Director	February 7, 2022
Deepak Raghavan