Form 10-Q
period 2022-03-31
MANHATTAN ASSOCIATES INC
filed 2022-04-28
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the Registrant’s class of capital stock outstanding as of April 22, 2022, the latest practicable date, is as follows: 63,113,541 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended March 31, 2022

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$216,317	$263,706
Accounts receivable, net of allowance of $2,968 and $2,419, at March 31, 2022 and December 31, 2021, respectively	132,038	124,420
Prepaid expenses and other current assets	28,915	20,293
Total current assets	377,270	$408,419

Property and equipment, net	13,218	13,889
Operating lease right-of-use assets	25,539	27,272
Goodwill, net	62,236	62,239
Deferred income taxes	11,627	7,650
Other assets	21,864	20,239
Total assets	$511,754	$539,708

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,586	$19,625
Accrued compensation and benefits	40,070	53,104
Accrued and other liabilities	24,678	22,741
Deferred revenue	161,615	153,196
Income taxes payable	6,099	376
Total current liabilities	257,048	249,042

Operating lease liabilities, long-term	21,247	23,157
Other non-current liabilities	16,323	16,865

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2022 and 2021	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 63,113,221 and 63,154,494 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	631	631
Retained earnings	237,463	269,841
Accumulated other comprehensive loss	(20,958)	(19,828)
Total shareholders' equity	217,136	250,644
Total liabilities and shareholders' equity	$511,754	$539,708

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$37,297	$26,643
Software license	8,358	7,838
Maintenance	35,302	36,159
Services	89,918	80,359
Hardware	8,081	5,851
Total revenue	178,956	156,850
Costs and expenses:
Cost of software license	402	556
Cost of cloud subscriptions, maintenance and services	83,025	73,509
Research and development	27,455	24,260
Sales and marketing	14,390	13,396
General and administrative	17,965	17,569
Depreciation and amortization	1,747	2,135
Total costs and expenses	144,984	131,425
Operating income	33,972	25,425
Other income (loss), net	738	(293)
Income before income taxes	34,710	25,132
Income tax provision	4,118	2,489
Net income	$30,592	$22,643

Basic earnings per share	$0.48	$0.36
Diluted earnings per share	$0.48	$0.35

Weighted average number of shares:
Basic	63,213	63,645
Diluted	63,871	64,466

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Net income	$30,592	$22,643
Foreign currency translation adjustment	(1,130)	(529)
Comprehensive income	$29,462	$22,114

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Operating activities:
Net income	$30,592	$22,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,747	2,135
Equity-based compensation	14,138	10,051
(Gain) loss on disposal of equipment	-	(2)
Deferred income taxes	(3,985)	3,636
Unrealized foreign currency gain	(494)	(386)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,077)	2,204
Other assets	(10,934)	(9,467)
Accounts payable, accrued and other liabilities	(6,177)	2,661
Income taxes	6,175	(2,878)
Deferred revenue	8,807	9,288
Net cash provided by operating activities	31,792	39,885

Investing activities:
Purchase of property and equipment	(1,159)	(569)
Net cash used in investing activities	(1,159)	(569)

Financing activities:
Purchase of common stock	(77,108)	(46,402)
Net cash used in financing activities	(77,108)	(46,402)

Foreign currency impact on cash	(914)	(453)

Net change in cash and cash equivalents	(47,389)	(7,539)
Cash and cash equivalents at beginning of period	263,706	204,705
Cash and cash equivalents at end of period	$216,317	$197,166

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended March 31, 2022
Balance, December 31, 2021 (audited)	63,154,494	$631	$-	$269,841	$(19,828)	$250,644
Repurchase of common stock	(586,109)	(5)	(14,133)	(62,970)	-	(77,108)
Restricted stock units issuance	544,836	5	(5)	-	-	-
Equity-based compensation	-	-	14,138	-	-	14,138
Foreign currency translation adjustment	-	-	-	-	(1,130)	(1,130)
Net income	-	-	-	30,592	-	30,592
Balance, March 31, 2022 (unaudited)	63,113,221	$631	$-	$237,463	$(20,958)	$217,136

For the Three Months Ended March 31, 2021
Balance, December 31, 2020 (audited)	63,527,186	$635	$-	$236,524	$(18,262)	$218,897
Repurchase of common stock	(386,314)	(4)	(10,046)	(36,352)	-	(46,402)
Restricted stock units issuance	475,841	5	(5)	-	-	-
Equity-based compensation	-	-	10,051	-	-	10,051
Foreign currency translation adjustment	-	-	-	-	(529)	(529)
Net income	-	-	-	22,643	-	22,643
Balance, March 31, 2021 (unaudited)	63,616,713	$636	$-	$222,815	$(18,791)	$204,660

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2021.

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

Our services revenue consists of fees generated from implementation, training, and application managed services, including reimbursements of out-of-pocket expenses in connection with our implementation services. Implementation services include system planning, design, configuration, testing, and other software implementation support, and are typically optional and distinct from our software. Following implementation, customers may purchase application managed services to support and maintain our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. In certain situations, we render professional services under agreements based upon a fixed fee for portions of or all of the engagement. Revenue related to fixed-fee-based services contracts is recognized over time based on the proportion performed.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of cloud subscriptions, maintenance, and professional services. In the three months ended March 31, 2022, we recognized $65.1 million of revenue that was included in the deferred revenue balance as of December 31, 2021.

No revenue was recognized during the three months ended March 31, 2022 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of March 31, 2022, approximately $809.5 million of revenue, over 97% of which is cloud native subscriptions, is expected to be recognized from remaining performance obligations (“RPO”) with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately 40% of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for credit losses generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $1.0 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

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

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $25.8 million as of March 31, 2022, of which $18.9 million is included in other assets and $6.9 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $1.8 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. No impairment losses were recognized during the periods.

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

At March 31, 2022, our cash and cash equivalents were $202.3 million and $14.0 million, respectively. We had neither short-term investments nor long-term investments at March 31, 2022. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at March 31, 2022.
4.	Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of March 31, 2022 (in thousands):

March 31, 2022
ASSETS
Operating lease right-of-use assets	$25,539

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$6,821
Operating lease liabilities, long-term	21,247
Total operating lease liabilities	$28,068

Aggregate future minimum lease payments under noncancelable operating leases as of March 31, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (excluding the three months ended March 31, 2022)	$5,559
2023	7,176
2024	6,322
2025	5,525
2026	2,685
Thereafter	4,828
Total minimum payments required	32,095
Less short-term leases	(101)
Less imputed interest	(3,926)
Total operating lease liabilities	$28,068

The total lease cost for the three months ended March 31, 2022 was $2.0 million. Total lease cost for the three months ended March 31, 2022 consisted of $1.9 million of operating lease costs, and $0.1 million of short-term lease costs. Our variable lease costs for the three months ended March 31, 2022 and 2021 were immaterial.

Other information related to operating leases are as follows:

Weighted average remaining lease term	4.9
Weighted average discount rate	2%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,915

5.	Equity-Based Compensation

We granted 653,206 and 324,591 restricted stock units (RSUs) during the three months ended March 31, 2022 and 2021, respectively. Equity-based compensation expense related to RSUs was $14.1 million and $10.1 million during the three months ended March 31, 2022 and 2021, respectively.

We present below a summary of changes during the three months ended March 31, 2022 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2021	1,388,467
Granted	653,206
Vested	(544,836)
Forfeited	(11,967)
Outstanding at March 31, 2022	1,484,870

6.	Income Taxes

Our effective tax rate was 11.9% and 9.9% for the three months ended March 31, 2022 and 2021, respectively. The decrease in the effective tax rate for three months ended March 31, 2022 and 2021 is due to a decrease of excess tax benefits on restricted stock vesting as a percentage of pre-tax income and an increase in expense related to restricted stock compensation limit.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended March 31, 2022, there were no material changes to our uncertain tax positions. There has been no change to our policy that recognizes potential interest and penalties related to uncertain tax positions within our global operations in income tax expense.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)

Net income	$30,592	$22,643
Earnings per share:
Basic	$0.48	$0.36
Effect of CESs	-	(0.01)
Diluted	$0.48	$0.35

Weighted average number of shares:
Basic	63,213	63,645
Effect of CESs	658	821
Diluted	63,871	64,466

The number of anti-dilutive CESs during the three months ended March 31, 2022 and 2021 was immaterial.

8.	Contingencies

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $2.5 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support.  Certain corporate expenses included in the Americas segment are not charged to the other segments.  Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Accounting Standards Codification, we present below certain financial information by reportable segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022				2021
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$31,429	$4,902	$966	$37,297	$22,489	$3,578	$576	$26,643
Software license	4,002	3,999	357	8,358	4,160	3,152	526	7,838
Maintenance	27,957	4,893	2,452	35,302	28,236	5,562	2,361	36,159
Services	68,119	18,309	3,490	89,918	62,180	16,039	2,140	80,359
Hardware	8,033	48	-	8,081	5,748	103	-	5,851
Total revenue	139,540	32,151	7,265	178,956	122,813	28,434	5,603	156,850

Costs and Expenses:
Cost of revenue	62,743	16,735	3,949	83,427	55,307	15,424	3,334	74,065
Operating expenses	53,841	4,737	1,232	59,810	49,505	4,434	1,286	55,225
Depreciation and amortization	1,563	162	22	1,747	1,885	202	48	2,135
Total costs and expenses	118,147	21,634	5,203	144,984	106,697	20,060	4,668	131,425
Operating income	$21,393	$10,517	$2,062	$33,972	$16,116	$8,374	$935	$25,425

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the three months ended March 31, 2022. The majority of our software license revenue relates to our warehouse management product group (over 90%) for the three months ended March 31, 2022.

At March 31, 2022, total assets for the Americas, EMEA and APAC segments were $427.6 million, $65.3 million and $18.9 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three months ended March 31, 2022, we generated $179.0 million in total revenue. The revenue mix for the three months ended March 31, 2022 was: cloud subscriptions 21%; software license 5%; maintenance 20%; services 50%; and hardware 4%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $56.5 million for the three months ended March 31, 2022, which represents approximately 32% our total revenue for the three months ended March 31, 2022. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2022, we employed approximately 3,600 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Regarding the impact of the COVID-19 pandemic, we remain cautious about the global recovery, which we expect to be protracted. Despite the COVID-19 pandemic, our results for the first three months of 2022 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. We believe that this alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period.

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

For the remainder of 2022, our five strategic goals remain:

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

In the fifth year of our cloud transition, demand for our cloud solutions is the dominant preference of customers. Our perpetual license solutions are rapidly attritting due to market demand for our cloud solutions with 90% of our pipeline representing cloud solutions. Cloud solutions are our fastest growing revenue line and represents 82% of total software revenue in the first three months of 2022. We believe the reduction in license and maintenance revenue in favor of our cloud offerings is positive for our customers and Manhattan Associates.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three months ended March 31, 2022, approximately 68% of our total revenue was generated in the United States, 18% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 75% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

While we are encouraged by our results, we remain cautious regarding the pace of global economic growth. We believe global geopolitical and economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions.

Revenue

Cloud Subscriptions and Software License Revenue.  Cloud subscriptions revenue and remaining performance obligation (“RPO”) growth are the leading indicators of our business performance, primarily derived from cloud native subscription fees that customers pay for our Unified Omnichannel Commerce and Digital Supply Chain solutions. Since we announced our transition to becoming a cloud-first company in 2017 with our launch of Manhattan ActiveTM Solutions, we have continued to see a significant shift in demand for cloud solutions versus software licenses. By comparison, in 2016, cloud subscriptions and software license revenue represented 7% and 93%, respectively, of our total cloud and software license revenue mix.

In the three months ended March 31, 2022, cloud subscriptions revenue was 82% of total cloud and software license revenue. RPO increased 92% over prior year on strong demand. As of March 31, 2022, approximately $809.5 million of revenue, over 97% of which is cloud native subscriptions, is expected to be recognized from RPO with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods). Going forward, we expect cloud revenue to increase as a percentage of total software and cloud revenue as market demand for cloud solutions is supplanting legacy perpetual license demand.

In the three months ended March 31, 2022, cloud subscriptions revenue totaled $37.3 million or 21% of total revenues. The Americas, EMEA and APAC segments recognized $31.4 million, $4.9 million and $1.0 million in cloud subscriptions revenue, respectively, in the three months ended March 31, 2022. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically five years and more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. In the three months ended March 31, 2022, the percentage mix of new to existing customers for the combination of software license and cloud subscriptions sales was approximately 55/45.

In the three months ended March 31, 2022, software license revenue totaled $8.4 million, or 5% of total revenue. Software license revenue recognized by the Americas, EMEA, and APAC segments totaled $4.0 million, $4.0 million, and $0.4 million, respectively, in the three months ended March 31, 2022.

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

Maintenance Revenue. Our maintenance revenue for the three months ended March 31, 2022 totaled $35.3 million, or 20% of total revenue. The Americas, EMEA and APAC segments recognized $28.0 million, $4.9 million, and $2.4 million in maintenance revenue, respectively, in the three months ended March 31, 2022. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our perpetual software license customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Maintenance revenue is influenced by: (1) new software license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services Revenue.  In the three months ended March 31, 2022, our services revenue totaled $89.9 million, or 50% of total revenue. The Americas, EMEA and APAC segments recognized $68.1 million, $18.3 million and $3.5 million in services revenue, respectively, in the three months ended March 31, 2022.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $8.1 million in the three months ended March 31, 2022 representing 4% of total revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors, and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and points of sale. Our R&D expenses were $27.5 million for the three months ended March 31, 2022.

We expect to continue to focus our R&D resources on the development and enhancement of our core supply chain, inventory optimization, omnichannel and point of sale software solutions.  We offer what we believe to be the broadest solutions portfolio in the supply chain solutions marketplace, addressing all aspects of inventory optimization, transportation management, distribution management, planning, and omnichannel operations including order management, store inventory & fulfillment, call center and point-of-sale.

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

Cash Flow and Financial Condition

For the three months ended March 31, 2022, we generated cash flow from operating activities of $31.8 million. Our cash and cash equivalents at March 31, 2022 totaled $216.3 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, during the three months ended March 31, 2022, we repurchased approximately $50.0 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In April 2022, our Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our common stock.

For the remainder of 2022, our priorities for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also will prioritize capital allocation in our global teams to fund growth, and accretive share repurchases. We do not anticipate any borrowing requirements in 2022 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)

Revenue	$178,956	$156,850
Costs and expenses	144,984	131,425
Operating income	33,972	25,425
Other income (loss), net	738	(293)
Income before income taxes	34,710	25,132
Net income	$30,592	$22,643
Diluted earnings per share	$0.48	$0.35
Diluted weighted average number of shares	63,871	64,466

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three months ended March 31, 2022 and 2021, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended March 31,
	2022	2021	% Change vs. Prior Year
Revenue:	(in thousands)
Cloud subscriptions
Americas	31,429	22,489	40%
EMEA	4,902	3,578	37%
APAC	966	576	68%
Total cloud subscriptions	37,297	26,643	40%

Software license
Americas	4,002	4,160	-4%
EMEA	3,999	3,152	27%
APAC	357	526	-32%
Total software license	8,358	7,838	7%

Maintenance
Americas	27,957	28,236	-1%
EMEA	4,893	5,562	-12%
APAC	2,452	2,361	4%
Total maintenance	35,302	36,159	-2%

Services
Americas	68,119	62,180	10%
EMEA	18,309	16,039	14%
APAC	3,490	2,140	63%
Total services	89,918	80,359	12%

Hardware
Americas	8,033	5,748	40%
EMEA	48	103	-53%
APAC	-	-	-
Total hardware and other	8,081	5,851	38%

Total Revenue
Americas	139,540	122,813	14%
EMEA	32,151	28,434	13%
APAC	7,265	5,603	30%
Total revenue	$178,956	$156,850	14%

Operating income:
Americas	21,393	16,116	33%
EMEA	10,517	8,374	26%
APAC	2,062	935	121%
Total operating income	$33,972	$25,425	34%

Condensed Consolidated Financial Summary - First Quarter 2022

•	Consolidated total revenue: $179.0 million for the first quarter of 2022, compared to $156.9 million for the first quarter of 2021;
•	Cloud subscription revenue: $37.3 million for the first quarter of 2022, compared to $26.6 million for the first quarter of 2021;
•	Software license revenue: $8.4 million for the first quarter of 2022, compared to $7.8 million for the first quarter of 2021;
•	Operating income: $34.0 million for the first quarter of 2022, compared to $25.4 million for the first quarter of 2021;

•	Operating margins: 19.0% for the first quarter of 2022, compared to 16.2% for the first quarter of 2021;
•	Diluted earnings per share: $0.48 for the first quarter of 2022 compared to $0.35 for the first quarter of 2021;
•	Cash flow from operations: $31.8 million in the first quarter of 2022, compared to $39.9 million in the first quarter of 2021;
•	Days sales outstanding: 66 days at March 31, 2022, compared to 67 days at December 31, 2021;
•	Cash: $216.3 million at March 31, 2022, compared to $263.7 million at December 31, 2021;
•

Share repurchases: In the three months ended March 31, 2022, we reduced our common shares outstanding by approximately 0.1%, primarily through the repurchase of approximately 0.4 million shares of our common stock, under the share repurchase program authorized by our board of directors for a total investment of $50.0 million. In April 2022, our Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our outstanding common stock.

Below we discuss our consolidated results of operations for the first quarters of 2022 and 2021.

Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2022	2021	Prior Year	2022	2021
	(in thousands)

Cloud subscriptions	$37,297	$26,643	40%	21%	17%
Software license	8,358	7,838	7%	5%	5%
Maintenance	35,302	36,159	-2%	20%	23%
Services	89,918	80,359	12%	50%	51%
Hardware	8,081	5,851	38%	4%	4%
Total revenue	$178,956	$156,850	14%	100%	100%

Cloud Subscriptions Revenue. In the first quarter of 2022, cloud subscriptions revenue increased $10.7 million compared to the same quarter in the prior year, as customer demand for our SaaS offerings is outpacing traditional perpetual license solutions. Our customers increasingly prefer cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $9.0 million, $1.3 million and $0.4 million in the first quarter of 2022, respectively.

Software License Revenue.  Software license revenue increased $0.5 million in the first quarter of 2022 compared to the same quarter in the prior year. License revenue for the EMEA segment increased $0.8 million, while Americas and APAC segments decreased $0.1 million and $0.2 million in the first quarter of 2022, respectively. The perpetual license sales percentage mix across our product suite in the first quarter ended March 31, 2022 was over 90% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $0.9 million in the first quarter of 2022 compared to the same quarter in the prior year. Maintenance revenue for the Americas and EMEA segments decreased $0.3 million and $0.7 million in the first quarter of 2022 respectively, while maintenance revenue for APAC increased $0.1 million compared to the same quarter in the prior year.

Services Revenue.  Services revenue increased $9.6 million in the first quarter of 2022 compared to the same quarter in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $5.9 million, $2.3 million, and $1.4 million, respectively, compared to the same quarter in the prior year.

Hardware Revenue.  Hardware sales increased $2.2 million in the first quarter of 2022 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended March 31,
	2022	2021	% Change vs. Prior Year
Cost of software license	$402	$556	-28%
Cost of cloud subscriptions, maintenance and services	83,025	73,509	13%
Total cost of revenue	$83,427	$74,065	13%

Cost of Software License.  Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license decreased by $0.2 million in the first quarter of 2022 compared with the same quarter in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services.  Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $9.5 million increase in the quarter ended March 31, 2022 compared to the same quarter in the prior year was principally due to a $8.8 million increase in compensation and other personnel-related expenses, and a $1.0 million increase in travel expenses, partially offset by a $0.5 million decrease in performance-based compensation.

Operating Expenses

	Three Months Ended March 31,
	2022	2021	% Change vs. Prior Year
	(in thousands)

Research and development	$27,455	$24,260	13%
Sales and marketing	14,390	13,396	7%
General and administrative	17,965	17,569	2%
Depreciation and amortization	1,747	2,135	-18%
Operating expenses	$61,557	$57,360	7%

Research and Development.  Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization, Omnichannel and point-of-sale.

For each of the quarters ended March 31, 2022 and 2021, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended March 31, 2022 increased by $3.2 million, compared to the same quarter of 2021 principally due to a $3.4 million increase in compensation and other personnel-related expenses.

Sales and Marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $1.0 million in the quarter ended March 31, 2022 compared to the same quarter in the prior year primarily due to a $0.6 million increase in compensation and other personnel-related expenses.

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

Depreciation and Amortization.  Depreciation and amortization of intangibles and software expense for the first quarter of 2022 and 2021 was $1.7 million and $2.1 million, respectively. Amortization of acquisitions expense for the first quarter of 2022 and 2021 was immaterial.

Operating Income

Operating income in the first quarter of 2022 was $34.0 million compared to $25.4 million in the same quarter in the prior year. Operating margin was 19.0% for the first quarter of 2022 versus 16.2% for the same quarter in the prior year. Operating income and operating margin increased primarily due to increased cloud subscriptions and services revenues.

Other Income and Income Taxes

	Three Months Ended March 31,
	2022	2021	% Change vs. Prior Year

Other income (loss), net	$738	$(293)	-352%
Income tax provision	4,118	2,489	65%

Other income (loss), net.  Other income (loss), net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income (loss), net increased $1.0 million in the first quarter of 2022 compared to the same quarter in the prior year primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $0.7 million in the first quarter of 2022 and net foreign currency losses of $0.3 million in the first quarter of 2021.

Income tax provision.  Our effective income tax rate was 11.9% and 9.9% for the quarters ended March 31, 2022 and 2021, respectively. The decrease in the effective tax rate for the three months ended March 31, 2022 is due to a decrease of excess tax benefits on restricted stock vesting as a percentage of pre-tax income and an increase in expense related to restricted stock compensation limits.

Liquidity and Capital Resources

During the first three months of 2022, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of March 31, 2022 included $162.6 million held in the U.S. and $53.7 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would not be subject to additional U.S. income taxes on such earnings, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $31.8 million and $39.9 million in the three months ended March 31, 2022 and 2021, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the three months ended March 31, 2022 decreased $8.1 million compared to the same period in the prior year, which is mainly due to an increase in employee bonus payments and the timing of cash collections from our customers.

Cash flow used in investing activities totaled $1.2 million and $0.6 million in the three months ended March 31, 2022 and 2021, respectively. Our investing activities for both the three months ended March 31, 2022 and 2021 consisted of capital spending to support company growth.

Financing activities used cash of $77.1 million and $46.4 million for the three months ended March 31, 2022 and 2021, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the three months ended March 31, 2022 and 2021 totaled $77.1 million and $46.4 million, respectively, including shares withheld for taxes of $27.1 million and $19.4 million, respectively.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. We continue to focus on managing liquidity, while investing in and growing our headcount capacity to support our customers and grow our business. For the remainder of 2022, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably and investing in our business to extend our market leadership. We will continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We will also continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. At this time, we do not anticipate any borrowing requirements for the remainder of 2022 for general corporate purposes.

Aggregate Contractual Obligations

Our principal commitments consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of March 31, 2022, our cloud infrastructure obligations are approximately $124.2 million over the next 5 years.  We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations.  Our obligations, as of March 31, 2022, are approximately $20.9 million over the next 3 years. We expect to fulfill all these commitments from our working capital.

Critical Accounting Policies and Estimates

In the first three months of 2022, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021.

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

•	ongoing disruption and transformation in our vertical markets, including the aggravating effects of the COVID-19 pandemic on the sector;
•	the operational and financial effects of our business transition to cloud subscription-based solutions;
•	economic, political and market conditions, including inflation;
•	our ability to attract and retain highly skilled employees;
•	competition;
•	our dependence on a single line of business;
•	our dependence on generating revenue from software licenses and cloud subscriptions to drive business;
•	undetected errors or “bugs” in our software;
•	the risk of defects, delays or interruptions in our cloud subscription services;
•	possible compromises of our data protection and IT security measures;

•	risks associated with large system implementations;
•	possible liability to customers if our products fail;
•	the requirement to maintain high quality professional service capabilities;
•	the risks of international operations, including foreign currency exchange risk;
•	the war in Ukraine;
•	the possibility that research and development investments may not yield sufficient returns;
•	the long sales cycle associated with our products;
•	the difficulty of predicting operating results;
•	the need to continually improve our technology;
•	risks associated with managing growth;
•	reliance on third party and open source software;
•	the need for our products to interoperate with other systems;
•	the need to protect our intellectual property, and our exposure to intellectual property claims of others;
•	the possible effects on international commerce of new or increased tariffs, or a “trade war”;
•

other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as these may be updated from time to time in subsequent quarterly reports.

We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the Quantitative and Qualitative Disclosures about Market Risk previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2022	-	$-	-	50,000,000
February 1 - February 28, 2022	232,168	129.14	232,168	20,018,126
March 1 - March 31, 2022	151,190	132.18	151,190	34,567
Total	383,358		383,358

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

Item 6.Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	April 28, 2022	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2022	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)