Form 10-Q
period 2022-06-30
MANHATTAN ASSOCIATES INC
filed 2022-07-28
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the Registrant’s class of capital stock outstanding as of July 22, 2022, the latest practicable date, is as follows: 62,718,739 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended June 30, 2022

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$213,771	$263,706
Accounts receivable, net of allowance of $3,046 and $2,419, at June 30, 2022 and December 31, 2021, respectively	133,852	124,420
Prepaid expenses and other current assets	26,929	20,293
Total current assets	374,552	$408,419

Property and equipment, net	12,343	13,889
Operating lease right-of-use assets	23,198	27,272
Goodwill, net	62,227	62,239
Deferred income taxes	20,093	7,650
Other assets	21,876	20,239
Total assets	$514,289	$539,708

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,154	$19,625
Accrued compensation and benefits	45,598	53,104
Accrued and other liabilities	22,385	22,741
Deferred revenue	178,019	153,196
Income taxes payable	70	376
Total current liabilities	271,226	249,042

Operating lease liabilities, long-term	18,934	23,157
Other non-current liabilities	15,394	16,865

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2022 and 2021	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,718,513 and 63,154,494 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	627	631
Retained earnings	233,151	269,841
Accumulated other comprehensive loss	(25,043)	(19,828)
Total shareholders' equity	208,735	250,644
Total liabilities and shareholders' equity	$514,289	$539,708

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$42,203	$28,595	$79,500	$55,238
Software license	5,125	8,823	13,483	16,661
Maintenance	35,993	37,732	71,295	73,891
Services	100,941	84,703	190,859	165,062
Hardware	7,662	6,261	15,743	12,112
Total revenue	191,924	166,114	370,880	322,964
Costs and expenses:
Cost of software license	880	556	1,282	1,112
Cost of cloud subscriptions, maintenance, and services	87,766	70,072	170,791	143,581
Research and development	27,924	23,213	55,379	47,473
Sales and marketing	17,749	13,750	32,139	27,146
General and administrative	18,606	17,082	36,571	34,651
Depreciation and amortization	1,746	2,084	3,493	4,219
Total costs and expenses	154,671	126,757	299,655	258,182
Operating income	37,253	39,357	71,225	64,782
Other income, net	2,243	306	2,981	13
Income before income taxes	39,496	39,663	74,206	64,795
Income tax provision	8,671	9,070	12,789	11,559
Net income	$30,825	$30,593	$61,417	$53,236

Basic earnings per share	$0.49	$0.48	$0.97	$0.84
Diluted earnings per share	$0.49	$0.48	$0.97	$0.83

Weighted average number of shares:
Basic	62,954	63,537	63,083	63,591
Diluted	63,419	64,276	63,644	64,371

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$30,825	$30,593	$61,417	$53,236
Foreign currency translation adjustment	(4,085)	(428)	(5,215)	(957)
Comprehensive income	$26,740	$30,165	$56,202	$52,279

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2022	2021
	(unaudited)	(unaudited)
Operating activities:
Net income	$61,417	$53,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,493	4,219
Equity-based compensation	29,676	20,760
(Gain) loss on disposal of equipment	(92)	-
Deferred income taxes	(12,535)	1,768
Unrealized foreign currency gain	(2,087)	(1,029)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,703)	(5,289)
Other assets	(6,697)	(7,912)
Accounts payable, accrued and other liabilities	(587)	9,592
Income taxes	(3,519)	(1,952)
Deferred revenue	27,116	12,002
Net cash provided by operating activities	84,482	85,395

Investing activities:
Purchase of property and equipment	(2,243)	(1,171)
Net cash used in investing activities	(2,243)	(1,171)

Financing activities:
Purchase of common stock	(127,787)	(79,486)
Net cash used in financing activities	(127,787)	(79,486)

Foreign currency impact on cash	(4,387)	(100)

Net change in cash and cash equivalents	(49,935)	4,638
Cash and cash equivalents at beginning of period	263,706	204,705
Cash and cash equivalents at end of period	$213,771	$209,343

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1.	Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended June 30, 2022
Balance, March 31, 2022 (unaudited)	63,113,221	$631	$ -	$237,463	$(20,958)	$217,136
Repurchase of common stock	(420,785)	(5)	(15,537)	(35,137)	-	(50,679)
Restricted stock units issuance	26,077	1	(1)	-	-	-
Equity-based compensation	-	-	15,538	-	-	15,538
Foreign currency translation adjustment	-	-	-	-	(4,085)	(4,085)
Net income	-	-	-	30,825	-	30,825
Balance, June 30, 2022 (unaudited)	62,718,513	$627	$-	$233,151	$(25,043)	$208,735

For the Six Months Ended June 30, 2022
Balance, December 31, 2021 (audited)	63,154,494	$631	$-	$269,841	$(19,828)	$250,644
Repurchase of common stock	(1,006,894)	(10)	(29,670)	(98,107)	-	(127,787)
Restricted stock units issuance	570,913	6	(6)	-	-	-
Equity-based compensation	-	-	29,676	-	-	29,676
Foreign currency translation adjustment	-	-	-	-	(5,215)	(5,215)
Net income	-	-	-	61,417	-	61,417
Balance, June 30, 2022 (unaudited)	62,718,513	$627	$-	$233,151	$(25,043)	$208,735

For the Three Months Ended June 30, 2021
Balance, March 31, 2021 (unaudited)	63,616,713	$636	$ -	$222,815	$(18,791)	$204,660
Repurchase of common stock	(244,700)	(2)	(10,709)	(22,373)	-	(33,084)
Restricted stock units issuance	25,590	-	-	-	-	-
Equity-based compensation	-	-	10,709	-	-	10,709
Foreign currency translation adjustment	-	-	-	-	(428)	(428)
Net income	-	-	-	30,593	-	30,593
Balance, June 30, 2021 (unaudited)	63,397,603	$634	$ -	$231,035	$(19,219)	$212,450

For the Six Months Ended June 30, 2021
Balance, December 31, 2020 (audited)	63,527,186	$635	$ -	$236,524	$(18,262)	$218,897
Repurchase of common stock	(631,014)	(6)	(20,755)	(58,725)	-	(79,486)
Restricted stock units issuance	501,431	5	(5)	-	-	-
Equity-based compensation	-	-	20,760	-	-	20,760
Foreign currency translation adjustment	-	-	-	-	(957)	(957)
Net income	-	-	-	53,236	-	53,236
Balance, June 30, 2021 (unaudited)	63,397,603	$634	$ -	$231,035	$(19,219)	$212,450

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2021.

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

Nature of Products and Services

Cloud subscriptions includes software as a service (SaaS) and arrangements which provide customers with the right to use our software within a cloud environment that we provide and manage where the customer does not have the right to take possession of the software without significant penalty. SaaS and hosting revenues are recognized ratably over the contract period. For contracts that include a perpetual license and hosting services, we generally consider the arrangement as an overall service, recognized over the initial hosting term. The software license fee typically due at the outset of the arrangement is not payable again if the customer renews the hosting services, so that the customer’s option to renew the hosting services is a material right, the revenue from which, if the option is exercised, we will recognize over the applicable renewal period. Managed services account for less than 3% of our Cloud subscription contracts.

Our perpetual software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer. Our perpetual software licenses are typically sold with maintenance under which we provide a comprehensive 24 hours per day, 365 days per year program that provides customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Perpetual software license revenue accounts for approximately 3.6% of total revenue.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of cloud subscriptions, maintenance, and professional services. In the three and six months ended June 30, 2022, we recognized $42.9 million and $108.0 million of revenue that was included in the deferred revenue balance as of December 31, 2021. In the three months ended June 30, 2022, we recognized $62.5 million of revenue that was included in the deferred revenue balance as of March 31, 2022.

Remaining Performance Obligations

As of June 30, 2022, approximately $897.7 million of revenue, over 97% of which is cloud-native subscriptions, is expected to be recognized from remaining performance obligations (“RPO”) with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).  We expect to recognize revenue on approximately 40% of these remaining performance obligations over the next 24 months with the balance recognized thereafter.  We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for credit losses generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $0.2 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $1.2 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively.

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

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $26.0 million as of June 30, 2022, of which $18.9 million is included in other assets and $7.1 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $1.9 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and $3.7 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively. No impairment losses were recognized during the periods.

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

At June 30, 2022, our cash and cash equivalents were $198.2 million and $15.6 million, respectively. We had neither short-term investments nor long-term investments at June 30, 2022. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at June 30, 2022.
4.	Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of June 30, 2022 (in thousands):

June 30, 2022
ASSETS
Operating lease right-of-use assets	$23,198

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$6,575
Operating lease liabilities, long-term	18,934
Total operating lease liabilities	$25,509

Aggregate future minimum lease payments under noncancelable operating leases as of June 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (excluding the three months ended March 31, 2022)	$3,509
2023	6,982
2024	6,196
2025	5,409
2026	2,560
Thereafter	4,618
Total minimum payments required	29,274
Less short-term leases	(75)
Less imputed interest	(3,690)
Total operating lease liabilities	$25,509

The total lease cost for the three and six months ended June 30, 2022 was $1.9 million and $3.9 million, respectively. Total lease cost for the three months ended June 30, 2022 consisted of $1.8 million of operating lease costs, and $0.1 million of short-term lease costs. For the six months ended June 30, 2022, total lease cost consisted of $3.7 million of operating lease costs, and $0.2 of short-term lease costs.

Total lease cost for the three and six months ended June 30, 2021 was $2.0 million and $4.0 million, respectively. Total lease cost for the three months ended June 30, 2021 consisted of $1.9 million of operating lease costs, and $0.1 million of short-term lease costs. For the six months ended June 30, 2021, total lease cost consisted of $3.8 million of operating lease cost, and $0.2 million of short-term lease costs.

Our variable lease costs for the three and six months ended June 30, 2022 and 2021 were immaterial.

Other information related to operating leases are as follows:

Weighted average remaining lease term	4.7
Weighted average discount rate	2%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,723

5.	Equity-Based Compensation

We granted 23,923 and 52,237 restricted stock units (RSUs) during the three months ended June 30, 2022 and 2021, respectively, and granted 677,129 and 376,828 RSUs during the six months ended June 30, 2022 and 2021, respectively. Equity-based compensation expense related to RSUs was $15.5 million and $10.7 million during the three months ended June 30, 2022 and 2021, respectively, and $29.7 million and $20.8 million during the six months ended June 30, 2022 and 2021, respectively.

We present below a summary of changes during the six months ended June 30, 2022 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2021	1,388,467
Granted	677,129
Vested	(570,913)
Forfeited	(24,073)
Outstanding at June 30, 2022	1,470,610

6.	Income Taxes

Our effective tax rate was 22.0% and 22.9% for the three months ended June 30, 2022 and 2021, respectively, and 17.2% and 17.8% for the six months ended June 30, 2022 and 2021, respectively. The decrease in the effective tax rate for three months ended June 30, 2022 is due to a settlement of a tax contingency reserve, offset by a decrease in excess tax benefits on restricted stock vesting as a percentage of pretax income. The decrease in the effective tax rate for the six months ended June 30, 2022 is due to the same settlement of a tax contingency reserve offset by a decrease of excess tax benefits on restricted stock vesting.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended June 30, 2022, our uncertain tax positions decreased by $0.7 million due to settlement of a tax contingency. There has been no change to our policy that recognizes potential interest and penalties related to uncertain tax positions within our global operations in income tax expense.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$30,825	$30,593	$61,417	$53,236
Earnings per share:
Basic	$0.49	$0.48	$0.97	$0.84
Effect of CESs	-	-	-	(0.01)
Diluted	$0.49	$0.48	$0.97	$0.83

Weighted average number of shares:
Basic	62,954	63,537	63,083	63,591
Effect of CESs	465	739	561	780
Diluted	63,419	64,276	63,644	64,371

The number of anti-dilutive CESs during the three and six months ended June 30, 2022 and 2021 was immaterial.

8.	Contingencies

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $1.9 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $4.4 million and $2.9 million for the six months ended June 30, 2022, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support.  Certain corporate expenses included in the Americas segment are not charged to the other segments.  Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Accounting Standards Codification, we present below certain financial information by reportable segment for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022				2021
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$36,184	$4,947	$1,072	$42,203	$24,654	$3,187	$754	$28,595
Software license	3,459	1,262	404	5,125	7,421	842	560	8,823
Maintenance	29,126	4,738	2,129	35,993	29,213	6,208	2,311	37,732
Services	75,608	20,624	4,709	100,941	64,790	16,922	2,991	84,703
Hardware	7,619	43	-	7,662	6,230	31	-	6,261
Total revenue	151,996	31,614	8,314	191,924	132,308	27,190	6,616	166,114

Costs and Expenses:
Cost of revenue	67,062	17,700	3,884	88,646	53,105	14,252	3,271	70,628
Operating expenses	58,863	4,331	1,085	64,279	48,763	4,104	1,178	54,045
Depreciation and amortization	1,564	160	22	1,746	1,850	191	43	2,084
Total costs and expenses	127,489	22,191	4,991	154,671	103,718	18,547	4,492	126,757
Operating income	$24,507	$9,423	$3,323	$37,253	$28,590	$8,643	$2,124	$39,357

	Six Months Ended June 30,
	2022				2021
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$67,613	$9,849	$2,038	$79,500	$47,143	$6,765	$1,330	$55,238
Software license	7,461	5,261	761	13,483	11,581	3,994	1,086	16,661
Maintenance	57,083	9,631	4,581	71,295	57,449	11,770	4,672	73,891
Services	143,727	38,933	8,199	190,859	126,970	32,961	5,131	165,062
Hardware	15,652	91	-	15,743	11,978	134	-	12,112
Total revenue	291,536	63,765	15,579	370,880	255,121	55,624	12,219	322,964

Costs and Expenses:
Cost of revenue	129,805	34,435	7,833	172,073	108,412	29,676	6,605	144,693
Operating expenses	112,704	9,068	2,317	124,089	98,268	8,538	2,464	109,270
Depreciation and amortization	3,127	322	44	3,493	3,735	393	91	4,219
Total costs and expenses	245,636	43,825	10,194	299,655	210,415	38,607	9,160	258,182
Operating income	$45,900	$19,940	$5,385	$71,225	$44,706	$17,017	$3,059	$64,782

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the six months ended June 30, 2022. The majority of our software license revenue relates to our warehouse management product group (over 80%) for the three and six months ended June 30, 2022.

At June 30, 2022, total assets for the Americas, EMEA and APAC segments were $439.2 million, $57.8 million and $17.3 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors.  See “Forward-Looking Statements” below.

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

In the three and six months ended June 30, 2022, we generated $191.9 million and $370.9 million in total revenue, respectively. The revenue mix for the three months ended June 30, 2022  was: cloud subscriptions 22%; software license 3%; maintenance 19%; services 52%; and hardware 4%. The revenue mix for the six months ended June 30, 2022 was: cloud subscriptions 21%; software license 4%; maintenance 19%; services 52%; and hardware 4%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $59.4 million and $115.9 for the three and six months ended June 30, 2022, respectively, which represents approximately 31% of our total revenue for both three and six months ended June 30, 2022. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2022, we employed approximately 3,860 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Regarding the impact of the COVID-19 pandemic, we remain cautious about the global recovery, which we expect to be protracted. Despite the COVID-19 pandemic, our results for the first half of 2022 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. We believe that this alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period.

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

In the fifth year of our cloud transition, demand for our cloud solutions is the dominant preference of customers. Our perpetual license solutions are rapidly attritting due to market demand for our cloud solutions with over 95% of our pipeline representing cloud solutions. Cloud solutions are our fastest growing revenue line and represents 85% of total software revenue in the first half of 2022. We believe the reduction in license and maintenance revenue in favor of our cloud offerings is positive for our customers and Manhattan Associates.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and six months ended June 30, 2022, both approximately 69% of our total revenue was generated in the United States, 16% and 17% in EMEA, respectively, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 75% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

In the six months ended June 30, 2022, cloud subscriptions revenue was 85% of total cloud and software license revenue. RPO increased 84% over prior year on strong demand. As of June 30, 2022, approximately $897.7 million of revenue, over 97% of which is cloud native subscriptions, is expected to be recognized from RPO with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).

In the three months ended June 30, 2022, cloud subscriptions revenue totaled $42.2 million or 22% of total revenues. In the six months ended June 30, 2022, cloud subscriptions revenue totaled $79.5 million or 21% of total revenues.

The Americas, EMEA and APAC segments recognized $36.2 million, $4.9 million and $1.1 million in cloud subscriptions revenue, respectively, in the three months ended June 30, 2022. The Americas, EMEA and APAC segments recognized $67.6 million, $9.9 million and $2.0 million in cloud subscriptions revenue, respectively, in the six months ended June 30, 2022. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically five years and more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. In the three and six months ended June 30, 2022, the percentage mix of new to existing customers for the combination of software license and cloud subscriptions sales was approximately 49/51 and 53/47, respectively.

In the three months ended June 30, 2022, software license revenue totaled $5.1 million, or 3% of total revenue. In the six months ended June 30, 2022, software license revenue totaled $13.5 million or 4% of total revenue. Software license revenue recognized by the Americas, EMEA, and APAC segments totaled $3.5 million, $1.2 million, and $0.4 million, respectively, in the three months ended June 30, 2022. Software license revenue recognized by the Americas, EMEA, and APAC segments totaled $7.4 million, $5.3 million, and $0.8 million, respectively, in the six months ended June 30, 2022.

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

Maintenance Revenue. Our maintenance revenue for the three months ended June 30, 2022 totaled $36.0 million, or 19% of total revenue. For the six months ended June 30, 2022, maintenance revenue totaled $71.3 million or 19% of total revenue. The Americas, EMEA and APAC segments recognized $29.1 million, $4.8 million, and $2.1 million in maintenance revenue, respectively, in the three months ended June 30, 2022. For the six months ended June 30, 2022, maintenance revenue recognized by the Americas, EMEA, and APAC segments totaled $57.1 million, $9.6 million and $4.6 million, respectively.  For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our perpetual software license customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

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

Services Revenue.  In the three months ended June 30, 2022, our services revenue totaled $100.9 million, or 52% of total revenue. The Americas, EMEA and APAC segments recognized $75.6 million, $20.6 million and $4.7 million in services revenue, respectively, in the three months ended June 30, 2022. In the six months ended June 30, 2022, our services revenue totaled $190.9 million, or 52% of total revenue. The Americas, EMEA and APAC segments recognized $143.8 million, $38.9 million and $8.2 million in services revenue, respectively, in the six months ended June 30, 2022.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $7.7 million in the three months ended June 30, 2022 representing 4% of total revenue. For the six months ended June 30, 2022, hardware revenue totaled $15.7 million, or 4% of total revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties.  These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.  We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices.  We generally purchase hardware from our vendors only after receiving an order from a customer.  As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors, and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and points of sale. Our R&D expenses were $27.9 million and $55.4 million for the three and six months ended June 30, 2022.

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

Cash Flow and Financial Condition

For the three and six months ended June 30, 2022, we generated cash flow from operating activities of $52.7 million and $84.5 million, respectively. Our cash and cash equivalents at June 30, 2022 totaled $213.8 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, during the six months ended June 30, 2022, we repurchased approximately $100.1 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In July 2022, our Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our common stock.

For the remainder of 2022, our priorities for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also will prioritize capital allocation in our global teams to fund growth, and share repurchases. We do not anticipate any borrowing requirements in 2022 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)

Revenue	$191,924	$166,114	$370,880	$322,964
Costs and expenses	154,671	126,757	299,655	258,182
Operating income	37,253	39,357	71,225	64,782
Other income, net	2,243	306	2,981	13
Income before income taxes	39,496	39,663	74,206	64,795
Net income	$30,825	$30,593	$61,417	$53,236
Diluted earnings per share	$0.49	$0.48	$0.97	$0.83
Diluted weighted average number of shares	63,419	64,276	63,644	64,371

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only.  The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business.  There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.  Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three and six months ended June 30, 2022 and 2021, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change vs. Prior Year	2022	2021	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Cloud subscriptions
Americas	36,184	24,654	47%	67,613	47,143	43%
EMEA	4,947	3,187	55%	9,849	6,765	46%
APAC	1,072	754	42%	2,038	1,330	53%
Total cloud subscriptions	42,203	28,595	48%	79,500	55,238	44%

Software license
Americas	3,459	7,421	-53%	7,461	11,581	-36%
EMEA	1,262	842	50%	5,261	3,994	32%
APAC	404	560	-28%	761	1,086	-30%
Total software license	5,125	8,823	-42%	13,483	16,661	-19%

Maintenance
Americas	29,126	29,213	0%	57,083	57,449	-1%
EMEA	4,738	6,208	-24%	9,631	11,770	-18%
APAC	2,129	2,311	-8%	4,581	4,672	-2%
Total maintenance	35,993	37,732	-5%	71,295	73,891	-4%

Services
Americas	75,608	64,790	17%	143,727	126,970	13%
EMEA	20,624	16,922	22%	38,933	32,961	18%
APAC	4,709	2,991	57%	8,199	5,131	60%
Total services	100,941	84,703	19%	190,859	165,062	16%

Hardware
Americas	7,619	6,230	22%	15,652	11,978	31%
EMEA	43	31	39%	91	134	-32%
APAC	-	-	#DIV/0 !	-	-	#DIV/0 !
Total hardware and other	7,662	6,261	22%	15,743	12,112	30%

Total Revenue
Americas	151,996	132,308	15%	291,536	255,121	14%
EMEA	31,614	27,190	16%	63,765	55,624	15%
APAC	8,314	6,616	26%	15,579	12,219	27%
Total revenue	$191,924	$166,114	16%	$370,880	$322,964	15%

Operating income:
Americas	24,507	28,590	-14%	45,900	44,706	3%
EMEA	9,423	8,643	9%	19,940	17,017	17%
APAC	3,323	2,124	56%	5,385	3,059	76%
Total operating income	$37,253	$39,357	-5%	$71,225	$64,782	10%

Condensed Consolidated Financial Summary - Second Quarter 2022

•	Consolidated total revenue: $191.9 million for the second quarter of 2022, compared to $166.1 million for the second quarter of 2021;
•	Cloud subscription revenue: $42.2 million for the second quarter of 2022, compared to $28.6 million for the second quarter of 2021;
•	Software license revenue: $5.1 million for the second quarter of 2022, compared to $8.8 million for the second quarter of 2021;

•	Operating income: $37.3 million for the second quarter of 2022, compared to $39.4 million for the second quarter of 2021;
•	Operating margins: 19.4% for the second quarter of 2022, compared to 23.7% for the second quarter of 2021;
•	Diluted earnings per share: $0.49 for the second quarter of 2022 compared to $0.48 for the second quarter of 2021;
•	Cash flow from operations: $52.7 million in the second quarter of 2022, compared to $45.5 million in the second quarter of 2021;
•	Days sales outstanding: 63 days at June 30, 2022, compared to 66 days at March 31, 2022;
•	Cash: $213.8 million at June 30, 2022, compared to $216.3 million at March 31, 2022;
•

Share repurchases: In the three months ended June 30, 2022, we reduced our common shares outstanding by approximately 0.6%, primarily through the repurchase of approximately 0.4 million shares of our common stock, under the share repurchase program authorized by our board of directors for a total investment of $50.1 million. In July 2022, our Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our outstanding common stock.

Below we discuss our consolidated results of operations for the second quarters of 2022 and 2021.

Revenue

	Three Months Ended June 30,
			% Change vs.	% of Total Revenue
	2022	2021	Prior Year	2022	2021
	(in thousands)

Cloud subscriptions	$42,203	$28,595	48%	22%	17%
Software license	5,125	8,823	-42%	3%	5%
Maintenance	35,993	37,732	-5%	19%	23%
Services	100,941	84,703	19%	52%	51%
Hardware	7,662	6,261	22%	4%	4%
Total revenue	$191,924	$166,114	16%	100%	100%

Cloud Subscriptions Revenue. In the second quarter of 2022, cloud subscriptions revenue increased $13.6 million compared to the same quarter in the prior year, as customer demand for our SaaS offerings continued to outpace traditional perpetual license solutions. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $11.5 million, $1.8 million and $0.3 million in the second quarter of 2022, respectively.

Software License Revenue.  Software license revenue decreased $3.7 million in the second quarter of 2022 compared to the same quarter in the prior year on strong market preference for our cloud-native solutions. License revenue for the Americas and APAC segments decreased $4.0 million and $0.2 million in the first quarter of 2022, respectively, while the EMEA segment increased $0.4 million. The perpetual license sales percentage mix across our product suite in the second quarter ended June 30, 2022 was over 70% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $1.7 million in the second quarter of 2022 compared to the same quarter in the prior year. Maintenance revenue for the Americas, EMEA and APAC segments decreased $0.1 million, $1.4 million and $0.2 million in the second quarter of 2022, respectively.

Services Revenue.  Services revenue increased $16.2 million in the second quarter of 2022 compared to the same quarter in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $10.8 million, $3.7 million, and $1.7 million, respectively, compared to the same quarter in the prior year.

Hardware Revenue.  Hardware sales increased $1.4 million in the second quarter of 2022 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended June 30,
	2022	2021	% Change vs. Prior Year
Cost of software license	$880	$556	58%
Cost of cloud subscriptions, maintenance and services	87,766	70,072	25%
Total cost of revenue	$88,646	$70,628	26%

Cost of Software License.  Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license increased by $0.3 million in the second quarter of 2022 compared with the same quarter in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services.  Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $17.7 million increase in the quarter ended June 30, 2022 compared to the same quarter in the prior year was principally due to a $12.8 million increase in compensation and other personnel-related expenses, a $1.8 million increase in travel expenses, a $1.4 million increase in computer infrastructure costs, and a $1.1 million increase in performance-based compensation.

Operating Expenses

	Three Months Ended June 30,
	2022	2021	% Change vs. Prior Year
	(in thousands)

Research and development	$27,924	$23,213	20%
Sales and marketing	17,749	13,750	29%
General and administrative	18,606	17,082	9%
Depreciation and amortization	1,746	2,084	-16%
Operating expenses	$66,025	$56,129	18%

Research and Development.  Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization, Omnichannel and point-of-sale.

For each of the quarters ended June 30, 2022 and 2021, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended June 30, 2022 increased by $4.7 million, compared to the same quarter of 2021 principally due to a $4.2 million increase in compensation and other personnel-related expenses.

Sales and Marketing.  Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $4.0 million in the quarter ended June 30, 2022 compared to the same quarter in the prior year primarily due to a $1.9 million increase in marketing and campaign programs, a $1.2 million increase in performance-based compensation expense, and a $0.5 million increase in compensation and other personnel-related expenses.

General and Administrative (G&A).  G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $1.5 million, in the current year quarter compared to the same quarter in the prior year, primarily due to a $1.2 million increase in compensation and other personnel-related expenses.

Depreciation and Amortization.  Depreciation and amortization of intangibles and software expense for the second quarter of 2022 and 2021 was $1.7 million and $2.1 million, respectively. Acquisition expense was fully amortized by the first quarter of 2022. Amortization of acquisition expense for the second quarter of 2021 was immaterial.

Operating Income

Operating income in the second quarter of 2022 was $37.3 million compared to $39.4 million in the same quarter in the prior year. Operating margin was 19.4% for the second quarter of 2022 versus 23.7% for the same quarter in the prior year. Operating income and margin decreased primarily due to our commitment to strategically invest in a business as a cloud first company focused on delivering long-term sustainable growth and earnings leverage. As a result, we are investing significantly in R&D to deliver new innovation, cloud operations headcount, infrastructure and technology to support our ability to scale our cloud business to achieve our growth objectives. In addition, our innovation releases have fueled strong demand for our global consulting services, and we are actively hiring to fulfill customer demand, which pressures operating income and margins until new resources ramp to full utilization.

Other Income and Income Taxes

	Three Months Ended June 30,
	2022	2021	% Change vs. Prior Year

Other income, net	$2,243	$306	633%
Income tax provision	8,671	9,070	-4%

Other income, net.  Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income (loss), net increased $1.9 million in the second quarter of 2022 compared to the same quarter in the prior year primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $2.1 million in the second quarter of 2022 and net foreign currency gains of $0.3 million in the same quarter in the prior year.

Income tax provision.  Our effective income tax rate was 22.0% and 22.9% for the quarters ended June 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the three months ended June 30, 2022 is due to a settlement of a tax contingency reserve, offset by a decrease in excess tax benefits on restricted stock vesting as a percentage of pretax income.

Condensed Consolidated Financial Summary – First Six Months of 2022

•	Consolidated revenue: $370.9 million for the six months ended June 30, 2022 compared to $323.0 million for the six months ended June 30, 2021.
•	Cloud subscription revenue: $79.5 million for the six months ended June 30, 2022 compared to $55.2 million for the six months ended June 30, 2021.
•	Software license revenue: $13.5 million for the six months ended June 30, 2022, compared to $16.7 million for the six months ended June 30, 2021.
•	Operating income: $71.2 million for the six months ended June 30, 2022, compared to $64.8 million for the six months ended June 30, 2021.
•	Operating margins: 19.2% for the six months ended June 30, 2022, compared to 20.1% for the six months ended June 30, 2021.
•	Diluted earnings per share: $0.97 for the six months ended June 30, 2022 compared to $0.83 for the six months ended June 30, 2021.
•	Cash flow from operations: $84.5 million for the six months ended June 30, 2022, compared to $85.4 million for the six months ended June 30, 2021.
•	Cash: $213.8 million at June 30, 2022, compared to $263.7 million at December 31, 2021.
•

Share repurchases: During the six months ended June 30, 2022, we reduced our common shares outstanding by approximately 0.7% primarily through the repurchase of approximately 0.8 million shares of our common stock, under the share repurchase program authorized by our board of directors, for a total investment of $100.1 million.

Below we discuss our consolidated results of operations for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2022	2021	Prior Year	2022	2021
	(in thousands)

Cloud subscriptions	$79,500	$55,238	44%	21%	17%
Software license	13,483	16,661	-19%	4%	5%
Maintenance	71,295	73,891	-4%	19%	23%
Services	190,859	165,062	16%	52%	51%
Hardware	15,743	12,112	30%	4%	4%
Total revenue	$370,880	$322,964	15%	100%	100%

Cloud Subscription Revenue. Cloud subscriptions revenue increased $24.3 million in the six months ended June 30, 2022 compared to the same period in the prior year, as customers continued to purchase our SaaS offerings rather than a traditional perpetual license. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $20.5 million, $3.1 million and $0.7 million, respectively, in the six months ended June 30, 2022.

Software License Revenue.  Software license revenue decreased $3.2 million in the six months ended June 30, 2022 compared to the same period in the prior year on strong market preference for our cloud-native solutions. Our license revenue performance depends on the number and relative value of large deals we close in the period.  License revenue for the Americas and APAC segments decreased $4.1 million and $0.3 million in the six months ended June 30, 2022, respectively, while license revenue for the EMEA segment increased $1.3 million.

The license sales percentage mix across our product suite in the six months ended June 30, 2022 was over 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $2.6 million in the six months ended June 30, 2022 compared to the same period in the prior year. Maintenance revenue for the Americas, EMEA and APAC segments decreased $0.4 million, $2.1 million and $0.1 million, respectively, in the six months ended June 30, 2022 compared to the same period in the prior year.

Services Revenue.  Services revenue increased $25.8 million in the six months ended June 30, 2022 compared to the same period in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $16.8 million, $6.0 million and $3.1 million in the six months ended June 30, 2022, respectively, compared with the same period in the prior year.

Hardware Revenue.  Hardware sales increased $3.6 million in the six months ended June 30, 2022 compared to the same period in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Six Months Ended June 30,
	2022	2021	% Change vs. Prior Year

Cost of software license	$1,282	$1,112	15%
Cost of cloud subscriptions, maintenance and services	170,791	143,581	19%
Total cost of revenue	$172,073	$144,693	19%

Cost of Software License.  Cost of software license slightly increased by $0.2 million in the six months ended June 30, 2022 compared with the same period in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud operations; maintenance services; and professional and technical services as well as hosting fees. The $27.2 million increase in the six months ended June 30, 2022 compared to the same period in the prior year was principally due to a $21.6 million increase in compensation and other personnel-related expenses, a $2.8 million increase in travel expense, a $1.4 million increase in computer infrastructure costs, and a $0.6 million increase in performance-based compensation expense.

Operating Expenses

	Six Months Ended June 30,
	2022	2021	% Change vs. Prior Year
	(in thousands)

Research and development	$55,379	$47,473	17%
Sales and marketing	32,139	27,146	18%
General and administrative	36,571	34,651	6%
Depreciation and amortization	3,493	4,219	-17%
Operating expenses	$127,582	$113,489	12%

Research and Development.  R&D expenses for the six months ended June 30, 2022 increased $7.9 million compared to the same period in the prior year principally due to a $7.5 million increase in compensation and other personnel-related expenses. For the same reasons included in the quarterly R&D discussion above, no R&D costs were capitalized during the six months ended June 30, 2022 and 2021.

Sales and Marketing.  Sales and marketing expenses increased $5.0 million in the six months ended June 30, 2022 compared to the same period in the prior year primarily due to a $1.8 million increase in marketing and campaign programs, a $1.6 million increase in performance-based compensation expense and a $1.1 million increase in compensation and other personnel related expenses.

General and Administrative.  General and administrative expenses increased $1.9 million in the six months ended June 30, 2022 compared to the same period in the prior year, primarily due to a $1.9 million increase in compensation and other personnel related expenses.

Depreciation and Amortization.  Depreciation and amortization of intangibles and software expense for the six months ended June 30, 2022 and 2021 was $3.5 million and $4.2 million, respectively.  Acquisitions expense was fully amortized by the first quarter of 2022. Amortization of acquisitions expense for the six months ended June 30, 2021 was immaterial.

Operating Income

Operating income for the six months ended June 30, 2022 was $71.2 million compared to $64.8 million for the same period in the prior year. Operating margin was 19.2% the first six months of 2022 versus 20.1% for the same period in the prior year. Operating income and operating margin decreased primarily due to our commitment to strategically invest in a business as a cloud first company focused on delivering long-term sustainable growth and earnings leverage. As a result, we are investing significantly in R&D to deliver new innovation, cloud operations headcount, infrastructure and technology to support our ability to scale our cloud business to achieve our growth objectives. In addition, our innovation releases have fueled strong demand for our global consulting services, and we are actively hiring to fulfill customer demand, which pressures operating income and margins until new resources ramp to full utilization.

Other Income and Income Taxes

	Six Months Ended June 30,
	2022	2021	% Change vs. Prior Year

Other income, net	$2,981	$13	22831%
Income tax provision	12,789	11,559	11%

Other income, net.  Other income, net increased $3.0 million in the six months ended June 30, 2022 compared to the same period in the prior year primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $2.8 million in the first six months of 2022, and an immaterial amount of net foreign currency gains in the first six months of 2021.

Income tax provision.  Our effective income tax rate was 17.2% and 17.8% for the six months ended June 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the six months ended June 30, 2022 is due the settlement of a tax contingency reserve offset by a decrease of excess tax benefits on restricted stock vesting.

Liquidity and Capital Resources

During the first six months of 2022, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of June 30, 2022 included $172.0 million held in the U.S. and $41.8 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations.  In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would not be subject to additional U.S. income taxes on such earnings, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $84.5 million and $85.4 million in the six months ended June 30, 2022 and 2021, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the six months ended June 30, 2022 decreased $0.9 million compared to the same period in the prior year, which is mainly due to increase in tax payments associated with the U.S. Tax Cuts and Jobs Act that requires capitalization of R&D costs for tax purposes beginning in 2022.

Cash flow used in investing activities totaled $2.2 million and $1.2 million in the six months ended June 30, 2022 and 2021, respectively. Our investing activities for both the six months ended June 30, 2022 and 2021 consisted of capital spending to support company growth.

Financing activities used cash of $127.8 million and $79.5 million for the six months ended June 30, 2022 and 2021, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the six months ended June 30, 2022 and 2021 totaled $127.8 million and $79.5 million, respectively, including shares withheld for taxes of $27.7 million and $19.6 million, respectively.

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

Aggregate Contractual Obligations

Our principal commitments consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of June 30, 2022, our cloud infrastructure obligations are approximately $119.6 million over the next 5 years.  We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations.  Our obligations, as of June 30, 2022, are approximately $19.0 million over the next 3 years. We expect to fulfill all these commitments from our working capital.

Critical Accounting Policies and Estimates

In the first six months of 2022, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2022	-	$-	-	75,000,000
May 1 - May 31, 2022	232,412	119.92	232,412	47,128,244
June 1 - June 30, 2022	184,146	120.98	184,146	24,849,826
Total	416,558		416,558

Item 3.	Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

Item 6.Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	July 28, 2022	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2022	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)