Form 10-Q
period 2022-09-30
MANHATTAN ASSOCIATES INC
filed 2022-10-28
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the Registrant’s class of capital stock outstanding as of October 21, 2022, the latest practicable date, is as follows: 62,396,842 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended September 30, 2022

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$197,055	$263,706
Accounts receivable, net of allowance of $3,296 and $2,419, at September 30, 2022 and December 31, 2021, respectively	143,504	124,420
Prepaid expenses and other current assets	26,136	20,293
Total current assets	366,695	408,419

Property and equipment, net	12,265	13,889
Operating lease right-of-use assets	21,169	27,272
Goodwill, net	62,218	62,239
Deferred income taxes	28,231	7,650
Other assets	24,141	20,239
Total assets	$514,719	$539,708

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,360	$19,625
Accrued compensation and benefits	62,560	53,104
Accrued and other liabilities	22,507	22,741
Deferred revenue	169,390	153,196
Income taxes payable	2,153	376
Total current liabilities	283,970	249,042

Operating lease liabilities, long-term	17,186	23,157
Other non-current liabilities	15,429	16,865

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2022 and 2021	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,394,460 and 63,154,494 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	624	631
Retained earnings	226,119	269,841
Accumulated other comprehensive loss	(28,609)	(19,828)
Total shareholders' equity	198,134	250,644
Total liabilities and shareholders' equity	$514,719	$539,708

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$45,267	$32,196	$124,767	$87,434
Software license	6,386	8,461	19,869	25,122
Maintenance	35,820	34,479	107,115	108,370
Services	103,425	88,172	294,284	253,234
Hardware	7,203	5,877	22,946	17,989
Total revenue	198,101	169,185	568,981	492,149
Costs and expenses:
Cost of software license	467	690	1,749	1,802
Cost of cloud subscriptions, maintenance and services	95,691	70,813	266,482	214,394
Research and development	29,375	23,372	84,754	70,845
Sales and marketing	15,742	14,057	47,881	41,203
General and administrative	18,392	15,928	54,963	50,579
Depreciation and amortization	1,664	1,917	5,157	6,136
Total costs and expenses	161,331	126,777	460,986	384,959
Operating income	36,770	42,408	107,995	107,190
Other income (loss), net	1,612	(42)	4,593	(29)
Income before income taxes	38,382	42,366	112,588	107,161
Income tax provision	8,708	5,712	21,497	17,271
Net income	$29,674	$36,654	$91,091	$89,890

Basic earnings per share	$0.47	$0.58	$1.45	$1.42
Diluted earnings per share	$0.47	$0.57	$1.43	$1.40

Weighted average number of shares:
Basic	62,592	63,363	62,917	63,514
Diluted	63,165	64,238	63,483	64,339

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$29,674	$36,654	$91,091	$89,890
Foreign currency translation adjustment	(3,566)	(294)	(8,781)	(1,251)
Comprehensive income	$26,108	$36,360	$82,310	$88,639

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Operating activities:
Net income	$91,091	$89,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,157	6,136
Equity-based compensation	44,209	31,333
(Gain) loss on disposal of equipment	(20)	14
Deferred income taxes	(20,736)	(213)
Unrealized foreign currency gain	(2,933)	(949)
Changes in operating assets and liabilities:
Accounts receivable, net	(23,384)	(7,296)
Other assets	(9,190)	(8,328)
Accounts payable, accrued and other liabilities	20,743	13,429
Income taxes	(730)	(2,965)
Deferred revenue	20,195	24,029
Net cash provided by operating activities	124,402	145,080

Investing activities:
Purchase of property and equipment	(4,152)	(2,158)
Net cash used in investing activities	(4,152)	(2,158)

Financing activities:
Purchase of common stock	(179,029)	(100,242)
Net cash used in financing activities	(179,029)	(100,242)

Foreign currency impact on cash	(7,872)	(940)

Net change in cash and cash equivalents	(66,651)	41,740
Cash and cash equivalents at beginning of period	263,706	204,705
Cash and cash equivalents at end of period	$197,055	$246,445

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended September 30, 2022
Balance, June 30, 2022 (unaudited)	62,718,513	$627	$-	$233,151	$(25,043)	$208,735
Repurchase of common stock	(354,711)	(3)	(14,533)	(36,706)	-	(51,242)
Restricted stock units issuance	30,658	-	-	-	-	-
Equity-based compensation	-	-	14,533	-	-	14,533
Foreign currency translation adjustment	-	-	-	-	(3,566)	(3,566)
Net income	-	-	-	29,674	-	29,674
Balance, September 30, 2022 (unaudited)	62,394,460	$624	$-	$226,119	$(28,609)	$198,134

For the Nine Months Ended September 30, 2022
Balance, December 31, 2021 (audited)	63,154,494	$631	$-	$269,841	$(19,828)	$250,644
Repurchase of common stock	(1,361,605)	(13)	(44,203)	(134,813)	-	(179,029)
Restricted stock units issuance	601,571	6	(6)	-	-	-
Equity-based compensation	-	-	44,209	-	-	44,209
Foreign currency translation adjustment	-	-	-	-	(8,781)	(8,781)
Net income	-	-	-	91,091	-	91,091
Balance, September 30, 2022 (unaudited)	62,394,460	$624	$-	$226,119	$(28,609)	$198,134

For the Three Months Ended September 30, 2021
Balance, June 30, 2021 (unaudited)	63,397,603	$634	$-	$231,035	$(19,219)	$212,450
Repurchase of common stock	(128,043)	(1)	(10,573)	(10,182)	-	(20,756)
Restricted stock units issuance	12,197	-	-	-	-	-
Equity-based compensation	-	-	10,573	-	-	10,573
Foreign currency translation adjustment	-	-	-	-	(294)	(294)
Net income	-	-	-	36,654	-	36,654
Balance, September 30, 2021 (unaudited)	63,281,757	$633	$-	$257,507	$(19,513)	$238,627

For the Nine Months Ended September 30, 2021
Balance, December 31, 2020 (audited)	63,527,186	$635	$-	$236,524	$(18,262)	$218,897
Repurchase of common stock	(759,057)	(7)	(31,328)	(68,907)	-	(100,242)
Restricted stock units issuance	513,628	5	(5)	-	-	-
Equity-based compensation	-	-	31,333	-	-	31,333
Foreign currency translation adjustment	-	-	-	-	(1,251)	(1,251)
Net income	-	-	-	89,890	-	89,890
Balance, September 30, 2021 (unaudited)	63,281,757	$633	$-	$257,507	$(19,513)	$238,627

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2021.

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

Nature of Products and Services

Cloud subscriptions includes software as a service (SaaS) and arrangements which provide customers with the right to use our software within a cloud environment that we provide and manage, where the customer does not have the right to take possession of the software without significant penalty. SaaS and hosting revenues are recognized ratably over the contract period. For contracts that include a perpetual license and hosting services, we generally consider the arrangement as an overall service, recognized over the initial hosting term. The software license fee typically due at the outset of the arrangement is not payable again if the customer renews the hosting services, so that the customer’s option to renew the hosting services is a material right, the revenue from which, if the option is exercised, we will recognize over the applicable renewal period. Managed services account for less than 3% of our Cloud subscription contracts.

Our perpetual software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer. Our perpetual software licenses are typically sold with maintenance under which we provide a comprehensive 24 hours per day, 365 days per year program that provides customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Perpetual software license revenue accounts for approximately 3.5% of total revenue.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of cloud subscriptions, maintenance, and professional services. In the three and nine months ended September 30, 2022, we recognized $25.8 million and $133.8 million of revenue that was included in the deferred revenue balance as of December 31, 2021. In the three months ended September 30, 2022, we recognized $74.9 million of revenue that was included in the deferred revenue balance as of June 30, 2022.

Remaining Performance Obligations

As of September 30, 2022, approximately $969.6 million of revenue, over 97% of which is cloud-native subscriptions, is expected to be recognized from remaining performance obligations (“RPO”) with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods). We expect to recognize revenue on approximately 40% of these remaining performance obligations over the next 24 months with the balance recognized thereafter. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses based on historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for credit losses generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $0.9 million and immaterial for the three months ended September 30, 2022 and 2021, respectively, and $2.1 million for both the nine months ended September 30, 2022 and 2021.

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

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $28.8 million as of September 30, 2022, of which $21.2 million is included in other assets and $7.6 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $1.8 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $5.5 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively. No impairment losses were recognized during the periods.

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

At September 30, 2022, our cash and cash equivalents were $183.2 million and $13.9 million, respectively. We had neither short-term investments nor long-term investments at September 30, 2022. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at September 30, 2022.

4.
Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of September 30, 2022 (in thousands):

September 30, 2022
ASSETS
Operating lease right-of-use assets	$21,169

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$6,405
Operating lease liabilities, long-term	17,186
Total operating lease liabilities	$23,591

Aggregate future minimum lease payments under noncancelable operating leases as of September 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$1,947
2023	6,983
2024	6,082
2025	5,310
2026	2,453
Thereafter	4,447
Total minimum payments required	27,222
Less short-term leases	(133)
Less imputed interest	(3,498)
Total operating lease liabilities	$23,591

The total lease cost for the three and nine months ended September 30, 2022 was $1.9 million and $5.8 million, respectively. Total lease cost for the three months ended September 30, 2022 consisted of $1.8 million of operating lease costs, and $0.1 million of short-term lease costs. For the nine months ended September 30, 2022, total lease cost consisted of $5.5 million of operating lease costs, and $0.3 million of short-term lease costs.

Total lease cost for the three and nine months ended September 30, 2021 was $2.0 million and $6.0 million, respectively. Total lease cost for the three months ended September 30, 2021 consisted of $1.9 million of operating lease costs, and $0.1 million of short-term lease costs. For the nine months ended September 30, 2021, total lease cost consisted of $5.7 million of operating lease cost, and $0.3 million of short-term lease costs.

Our variable lease costs for the three and nine months ended September 30, 2022 and 2021 were immaterial.

Other information related to operating leases are as follows:

Weighted average remaining lease term	4.5
Weighted average discount rate	2%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,103

5.
Equity-Based Compensation

We granted 2,411 and 123,245 restricted stock units (RSUs) during the three months ended September 30, 2022 and 2021, respectively, and granted 679,540 and 500,073 RSUs during the nine months ended September 30, 2022 and 2021, respectively. Equity-based compensation expense related to RSUs was $14.5 million and $10.6 million during the three months ended September 30, 2022 and 2021, respectively, and $44.2 million and $31.3 million during the nine months ended September 30, 2022 and 2021, respectively.

We present below a summary of changes during the nine months ended September 30, 2022 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2021	1,388,467
Granted	679,540
Vested	(601,571)
Forfeited	(35,555)
Outstanding at September 30, 2022	1,430,881

6.
Income Taxes

Our effective tax rate was 22.7% and 13.5% for the three months ended September 30, 2022 and 2021, respectively, and 19.1% and 16.1% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate for three months ended September 30, 2022 is due to decreases of statute of limitations expiry on tax reserves and favorable prior year provisional tax estimate true-ups. The increase in the effective tax rate for the nine months ended September 30, 2022 is due to the same decrease of statute of limitation expiry on tax reserves, decrease of favorable prior year provisional tax estimate true-ups, and income earned in higher tax jurisdictions.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended September 30, 2022, our uncertain tax positions increased by a net $0.3 million due to accrual of tax audit reserves and unfavorable prior year provisional tax estimate true-ups, offset by statute of limitations expiry. There has been no change to our policy that recognizes potential interest and penalties related to uncertain tax positions within our global operations in income tax expense.

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

Under the Inflation Reduction Act of 2022, we will be subject to a 1% excise tax on stock repurchases, net of stock issuances, beginning in 2023. We expect to include the tax in the cost of our stock repurchases as a reduction of shareholders' equity.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$29,674	$36,654	$91,091	$89,890
Earnings per share:
Basic	$0.47	$0.58	$1.45	$1.42
Effect of CESs	-	(0.01)	(0.02)	(0.02)
Diluted	$0.47	$0.57	$1.43	$1.40

Weighted average number of shares:
Basic	62,592	63,363	62,917	63,514
Effect of CESs	573	875	566	825
Diluted	63,165	64,238	63,483	64,339

The number of anti-dilutive CESs during the three and nine months ended September 30, 2022 and 2021 was immaterial.

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $2.1 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, and $6.6 million and $4.4 million for the nine months ended September 30, 2022, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. Certain corporate expenses included in the Americas segment are not charged to the other segments. Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Accounting Standards Codification, we present below certain financial information by reportable segment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022				2021
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$38,451	$5,695	$1,121	$45,267	$27,355	$4,182	$659	$32,196
Software license	4,686	708	992	6,386	7,065	1,024	372	8,461
Maintenance	27,901	5,657	2,262	35,820	26,551	5,639	2,289	34,479
Services	78,479	19,737	5,209	103,425	68,421	16,521	3,230	88,172
Hardware	7,157	46	-	7,203	5,841	36	-	5,877
Total revenue	156,674	31,843	9,584	198,101	135,233	27,402	6,550	169,185

Costs and Expenses:
Cost of revenue	73,787	18,117	4,254	96,158	55,213	13,185	3,105	71,503
Operating expenses	58,475	3,731	1,303	63,509	48,594	3,554	1,209	53,357
Depreciation and amortization	1,498	144	22	1,664	1,699	178	40	1,917
Total costs and expenses	133,760	21,992	5,579	161,331	105,506	16,917	4,354	126,777
Operating income	$22,914	$9,851	$4,005	$36,770	$29,727	$10,485	$2,196	$42,408

	Nine Months Ended September 30,
	2022				2021
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$106,064	$15,544	$3,159	$124,767	$74,498	$10,947	$1,989	$87,434
Software license	12,147	5,969	1,753	19,869	18,646	5,018	1,458	25,122
Maintenance	84,984	15,288	6,843	107,115	84,000	17,409	6,961	108,370
Services	222,206	58,670	13,408	294,284	195,391	49,482	8,361	253,234
Hardware	22,809	137	-	22,946	17,819	170	-	17,989
Total revenue	448,210	95,608	25,163	568,981	390,354	83,026	18,769	492,149

Costs and Expenses:
Cost of revenue	203,592	52,552	12,087	268,231	163,625	42,861	9,710	216,196
Operating expenses	171,179	12,799	3,620	187,598	146,862	12,092	3,673	162,627
Depreciation and amortization	4,625	466	66	5,157	5,434	571	131	6,136
Total costs and expenses	379,396	65,817	15,773	460,986	315,921	55,524	13,514	384,959
Operating income	$68,814	$29,791	$9,390	$107,995	$74,433	$27,502	$5,255	$107,190

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the nine months ended September 30, 2022. The majority of our software license revenue relates to our warehouse management product group (over 85%) for the three and nine months ended September 30, 2022.

At September 30, 2022, total assets for the Americas, EMEA and APAC segments were $440.8 million, $56.5 million and $17.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors. See “Forward-Looking Statements” below.

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

Our business model is singularly focused on the development and implementation of complex commerce enablement software solutions that are designed to optimize supply chains, and retail store operations including point-of-sale effectiveness and efficiency for our customers.

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
•
hardware sales.

In the three and nine months ended September 30, 2022, we generated $198.1 million and $569.0 million in total revenue, respectively. The revenue mix for the three months ended September 30, 2022 was: cloud subscriptions 23%; software license 3%; maintenance 18%; services 52%; and hardware 4%. The revenue mix for the nine months ended September 30, 2022 was: cloud subscriptions 22%; software license 3%; maintenance 19%; services 52%; and hardware 4%.

During this quarter, the US dollar strengthened materially against certain foreign currencies in markets in which we operate, particularly the Pound Sterling and the Euro, which negatively impacted total revenue and our remaining performance obligations (“RPO”) balance. Foreign currency negatively impacted total revenue by approximately 4% in the three months ended September 30, 2022, compared to what we would have reported based on the exchange rates for the three months ended September 30, 2021. Currency volatility also negatively impacted our RPO growth by approximately 7% from September 30, 2021 to September 30, 2022, compared to what we would have reported had the exchange rates remained the same from 2021 to 2022. Despite the negative currency impact, we continued to deliver solid revenue growth.

While the majority of our contracts are in US dollars, as we continue to grow our Cloud subscription business in EMEA and APAC, fluctuations in foreign exchange rates may add variability to, and could have a material adverse impact on our financial results.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $60.7 million and $176.6 million for the three and nine months ended September 30, 2022, respectively, which represents approximately 31% of our total revenue for both three and nine months ended September 30, 2022. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2022, we employed approximately 4,080 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

Our results for the first nine months of 2022 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. We believe that this alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period.

We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings. We have taken steps to best ensure the health and safety of our employees globally. Our daily execution has evolved into a hybrid (office and virtual) model, and we continue to find innovative ways to engage with employees, customers and prospects, ensuring that they are supported as they navigate their way through this period.

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

In the fifth year of our cloud transition, demand for our cloud solutions is the dominant preference of customers. Cloud solutions are our fastest growing revenue line and represents 86% of total software revenue in the first nine months of 2022. We believe the reduction in license and maintenance revenue in favor of our cloud offerings is positive for our customers and Manhattan Associates.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and nine months ended September 30, 2022, both approximately 69% of our total revenue was generated in the United States, 16% and 17% in EMEA, respectively, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 75% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

In the nine months ended September 30, 2022, cloud subscriptions revenue was 86% of total cloud and software license revenue. RPO increased 69% over prior year on strong demand. As of September 30, 2022, approximately $969.6 million of revenue, over 97% of which is cloud native subscriptions, is expected to be recognized from RPO with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).

In the three months ended September 30, 2022, cloud subscriptions revenue totaled $45.3 million or 23% of total revenues. In the nine months ended September 30, 2022, cloud subscriptions revenue totaled $124.8 million or 22% of total revenues.

Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically five years and more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. In the three and nine months ended September 30, 2022, the percentage mix of new to existing customers for the combination of software license and cloud subscriptions sales was approximately 35/65 and 47/53, respectively.

In the three months ended September 30, 2022, software license revenue totaled $6.4 million, or 3% of total revenue. In the nine months ended September 30, 2022, software license revenue totaled $19.9 million or 3% of total revenue.

Our Unified Omnichannel Commerce and Digital Supply Chain solutions are focused on core omnichannel operation (e-commerce, retail store operations and point-of-sale), supply chain commerce operations (Warehouse Management, Transportation Management and Labor Management), and Inventory Optimization, which are intensely competitive markets characterized by rapid technological change. We are a market leader in the supply chain management and omnichannel software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our cloud subscriptions and software license revenues faster than our competitors through investment in innovation.

Maintenance Revenue. Our maintenance revenue for the three months ended September 30, 2022 totaled $35.8 million, or 18% of total revenue. For the nine months ended September 30, 2022, maintenance revenue totaled $107.1 million or 19% of total revenue. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our perpetual software license customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

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

Services Revenue. In the three months ended September 30, 2022, our services revenue totaled $103.4 million, or 52% of total revenue. In the nine months ended September 30, 2022, our services revenue totaled $294.3 million, or 52% of total revenue.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $7.2 million in the three months ended September 30, 2022 representing 4% of total revenue. For the nine months ended September 30, 2022, hardware revenue totaled $22.9 million, or 4% of total revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors, and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and points of sale. Our R&D expenses were $29.4 million and $84.8 million for the three and nine months ended September 30, 2022.

We expect to continue to focus our R&D resources on the development and enhancement of our core supply chain, inventory optimization, omnichannel and point-of-sale software solutions. We offer what we believe to be the broadest solutions portfolio in the supply chain solutions marketplace, addressing all aspects of inventory optimization, transportation management, distribution management, planning, and omnichannel operations including order management, store inventory & fulfillment, call center and point-of-sale.

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

Cash Flow and Financial Condition

For the three and nine months ended September 30, 2022, we generated cash flow from operating activities of $39.9 million and $124.4 million, respectively. Our cash and cash equivalents at September 30, 2022 totaled $197.1 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, during the nine months ended September 30, 2022, we repurchased approximately $150.1 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In October 2022, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our common stock.

For the remainder of 2022, we expect our first priority for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also expect to prioritize capital allocation in our global teams to fund growth, and share repurchases. We do not anticipate any borrowing requirements in 2022 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)

Revenue	$198,101	$169,185	$568,981	$492,149
Costs and expenses	161,331	126,777	460,986	384,959
Operating income	36,770	42,408	107,995	107,190
Other income (loss), net	1,612	(42)	4,593	(29)
Income before income taxes	38,382	42,366	112,588	107,161
Net income	$29,674	$36,654	$91,091	$89,890
Diluted earnings per share	$0.47	$0.57	$1.43	$1.40
Diluted weighted average number of shares	63,165	64,238	63,483	64,339

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three and nine months ended September 30, 2022 and 2021, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change vs. Prior Year	2022	2021	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Cloud subscriptions
Americas	38,451	27,355	41%	106,064	74,498	42%
EMEA	5,695	4,182	36%	15,544	10,947	42%
APAC	1,121	659	70%	3,159	1,989	59%
Total cloud subscriptions	45,267	32,196	41%	124,767	87,434	43%

Software license
Americas	4,686	7,065	-34%	12,147	18,646	-35%
EMEA	708	1,024	-31%	5,969	5,018	19%
APAC	992	372	167%	1,753	1,458	20%
Total software license	6,386	8,461	-25%	19,869	25,122	-21%

Maintenance
Americas	27,901	26,551	5%	84,984	84,000	1%
EMEA	5,657	5,639	0%	15,288	17,409	-12%
APAC	2,262	2,289	-1%	6,843	6,961	-2%
Total maintenance	35,820	34,479	4%	107,115	108,370	-1%

Services
Americas	78,479	68,421	15%	222,206	195,391	14%
EMEA	19,737	16,521	19%	58,670	49,482	19%
APAC	5,209	3,230	61%	13,408	8,361	60%
Total services	103,425	88,172	17%	294,284	253,234	16%

Hardware
Americas	7,157	5,841	23%	22,809	17,819	28%
EMEA	46	36	28%	137	170	-19%
APAC	-	-	-	-	-	-
Total hardware and other	7,203	5,877	23%	22,946	17,989	28%

Total Revenue
Americas	156,674	135,233	16%	448,210	390,354	15%
EMEA	31,843	27,402	16%	95,608	83,026	15%
APAC	9,584	6,550	46%	25,163	18,769	34%
Total revenue	$198,101	$169,185	17%	$568,981	$492,149	16%

Operating income:
Americas	22,914	29,727	-23%	68,814	74,433	-8%
EMEA	9,851	10,485	-6%	29,791	27,502	8%
APAC	4,005	2,196	82%	9,390	5,255	79%
Total operating income	$36,770	$42,408	-13%	$107,995	$107,190	1%

Condensed Consolidated Financial Summary - Third Quarter 2022

•
Consolidated total revenue: $198.1 million for the third quarter of 2022, compared to $169.2 million for the third quarter of 2021;
•
Cloud subscription revenue: $45.3 million for the third quarter of 2022, compared to $32.2 million for the third quarter of 2021;
•
Software license revenue: $6.4 million for the third quarter of 2022, compared to $8.5 million for the third quarter of 2021;
•
Operating income: $36.8 million for the third quarter of 2022, compared to $42.4 million for the third quarter of 2021;
•
Operating margins: 18.6% for the third quarter of 2022, compared to 25.1% for the third quarter of 2021;
•
Diluted earnings per share: $0.47 for the third quarter of 2022 compared to $0.57 for the third quarter of 2021;
•
Cash flow from operations: $39.9 million in the third quarter of 2022, compared to $59.7 million in the third quarter of 2021;
•
Days sales outstanding: 67 days at September 30, 2022, compared to 63 days at June 30, 2022;
•
Cash: $197.1 million at September 30, 2022, compared to $213.8 million at June 30, 2022;
•
Share repurchases: In the three months ended September 30, 2022, we reduced our common shares outstanding by approximately 0.5%, primarily through the repurchase of approximately 0.3 million shares of our common stock, under the share repurchase program authorized by our board of directors for a total investment of $50.0 million. In October 2022, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our outstanding common stock.

Below we discuss our consolidated results of operations for the third quarters of 2022 and 2021.

Revenue

	Three Months Ended September 30,
			% Change vs.	% of Total Revenue
	2022	2021	Prior Year	2022	2021
	(in thousands)

Cloud subscriptions	$45,267	$32,196	41%	23%	19%
Software license	6,386	8,461	-25%	3%	5%
Maintenance	35,820	34,479	4%	18%	20%
Services	103,425	88,172	17%	52%	52%
Hardware	7,203	5,877	23%	4%	4%
Total revenue	$198,101	$169,185	17%	100%	100%

Cloud Subscriptions Revenue. In the third quarter of 2022, cloud subscriptions revenue increased $13.1 million compared to the same quarter in the prior year. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $11.1 million, $1.5 million and $0.5 million in the third quarter of 2022, respectively.

Software License Revenue. Software license revenue decreased $2.1 million in the third quarter of 2022 compared to the same quarter in the prior year on strong market preference for our cloud-native solutions. The perpetual license sales percentage mix across our product suite in the third quarter ended September 30, 2022 was over 90% warehouse management solutions.

Maintenance Revenue. Maintenance revenue increased $1.3 million in the third quarter of 2022 compared to the same quarter in the prior year. The majority of our maintenance revenue is derived from our Americas segment.

Services Revenue. Services revenue increased $15.3 million in the third quarter of 2022 compared to the same quarter in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $10.1 million, $3.2 million, and $2.0 million, respectively, compared to the same quarter in the prior year, primarily driven by the increase in cloud subscriptions.

Hardware Revenue. Hardware sales increased $1.3 million in the third quarter of 2022 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended September 30,
	2022	2021	% Change vs. Prior Year
Cost of software license	$467	$690	-32%
Cost of cloud subscriptions, maintenance and services	95,691	70,813	35%
Total cost of revenue	$96,158	$71,503	34%

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license decreased by $0.2 million in the third quarter of 2022 compared with the same quarter in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $24.9 million increase in the quarter ended September 30, 2022 compared to the same quarter in the prior year was principally due to a $12.3 million increase in compensation and other personnel-related expenses, a $8.9 million increase in performance-based compensation, a $1.6 million increase in travel expenses, and a $1.3 million increase in computer infrastructure costs.

Operating Expenses

	Three Months Ended September 30,
	2022	2021	% Change vs. Prior Year
	(in thousands)

Research and development	$29,375	$23,372	26%
Sales and marketing	15,742	14,057	12%
General and administrative	18,392	15,928	15%
Depreciation and amortization	1,664	1,917	-13%
Operating expenses	$65,173	$55,274	18%

Research and Development. Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization, Omnichannel and point-of-sale.

For each of the quarters ended September 30, 2022 and 2021, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended September 30, 2022 increased by $6.0 million, compared to the same quarter of 2021 principally due to a $2.8 million increase in compensation and other personnel-related expenses, and a $2.7 million increase in performance-based compensation.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $1.7 million in the quarter ended September 30, 2022 compared to the same quarter in the prior year primarily due to a $1.3 million increase in performance-based compensation expense.

General and Administrative (G&A). G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $2.5 million, in the current year quarter compared to the same quarter in the prior year, primarily due to a $1.4 million increase in compensation and other personnel-related expenses, and a $0.9 million increase in performance-based compensation.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the third quarter of 2022 and 2021 was $1.7 million and $1.9 million, respectively.

Operating Income

Operating income in the third quarter of 2022 was $36.8 million compared to $42.4 million in the same quarter in the prior year. Operating margin was 18.6% for the third quarter of 2022 versus 25.1% for the same quarter in the prior year. Operating income and margin decreased primarily due to our commitment to strategically invest in a business as a cloud first company focused on delivering long-term sustainable growth and earnings leverage. As a result, we are investing significantly in R&D to deliver new innovation, cloud operations headcount, infrastructure and technology to support our ability to scale our cloud business to achieve our growth objectives. In addition, our innovation releases have fueled strong demand for our global consulting services, and we are actively hiring to fulfill customer demand, which impacts operating income and margins until new resources ramp to full utilization.

Other Income and Income Taxes

	Three Months Ended September 30,
	2022	2021	% Change vs. Prior Year

Other income (loss), net	$1,612	$(42)	-3938%
Income tax provision	8,708	5,712	52%

Other income (loss), net. Other income (loss), net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income (loss), net increased $1.7 million in the third quarter of 2022 compared to the same quarter in the prior year primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $1.6 million in the third quarter of 2022, and an immaterial amount of net foreign currency gains in the same quarter in the prior year.

Income tax provision. Our effective income tax rate was 22.7% and 13.5% for the quarters ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate for the three months ended September 30, 2022 due to decreases of statute of limitations expiry on tax reserves and favorable prior year provisional tax estimate true-ups.

Condensed Consolidated Financial Summary – First Nine Months of 2022

•
Consolidated revenue: $569.0 million for the nine months ended September 30, 2022 compared to $492.1 million for the nine months ended September 30, 2021.
•
Cloud subscription revenue: $124.8 million for the nine months ended September 30, 2022 compared to $87.4 million for the nine months ended September 30, 2021.
•
Software license revenue: $19.9 million for the nine months ended September 30, 2022, compared to $25.1 million for the nine months ended September 30, 2021.
•
Operating income: $108.0 million for the nine months ended September 30, 2022, compared to $107.2 million for the nine months ended September 30, 2021.
•
Operating margins: 19.0% for the nine months ended September 30, 2022, compared to 21.8% for the nine months ended September 30, 2021.
•
Diluted earnings per share: $1.43 for the nine months ended September 30, 2022 compared to $1.40 for the nine months ended September 30, 2021.
•
Cash flow from operations: $124.4 million for the nine months ended September 30, 2022, compared to $145.1 million for the nine months ended September 30, 2021.
•
Cash: $197.1 million at September 30, 2022, compared to $263.7 million at December 31, 2021.
•
Share repurchases: During the nine months ended September 30, 2022, we reduced our common shares outstanding by approximately 1.2% primarily through the repurchase of approximately 1.1 million shares of our common stock, under the share repurchase program authorized by our board of directors, for a total investment of $150.1 million.

Below we discuss our consolidated results of operations for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
			% Change vs.	% of Total Revenue
	2022	2021	Prior Year	2022	2021
	(in thousands)

Cloud subscriptions	$124,767	$87,434	43%	22%	18%
Software license	19,869	25,122	-21%	3%	5%
Maintenance	107,115	108,370	-1%	19%	22%
Services	294,284	253,234	16%	52%	51%
Hardware	22,946	17,989	28%	4%	4%
Total revenue	$568,981	$492,149	16%	100%	100%

Cloud Subscription Revenue. Cloud subscriptions revenue increased $37.3 million in the nine months ended September 30, 2022 compared to the same period in the prior year, as customers continued to purchase our SaaS offerings rather than a traditional perpetual license. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $31.5 million, $4.6 million and $1.2 million, respectively, in the nine months ended September 30, 2022.

Software License Revenue. Software license revenue decreased $5.2 million in the nine months ended September 30, 2022 compared to the same period in the prior year. We believe the decrease reflects a strong market preference for our cloud-native solutions.

The license sales percentage mix across our product suite in the nine months ended September 30, 2022 was over 85% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $1.3 million in the nine months ended September 30, 2022 compared to the same period in the prior year. Maintenance revenue for the EMEA and APAC segments decreased $2.2 million and $0.1 million, respectively, in the nine months ended September 30, 2022 , while the Americas segment increased $1.0 million.

Services Revenue. Services revenue increased $41.1 million in the nine months ended September 30, 2022 compared to the same period in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $26.8 million, $9.2 million and $5.1 million in the nine months ended September 30, 2022, respectively, compared with the same period in the prior year, primarily driven by the increase in cloud subscriptions.

Hardware Revenue. Hardware sales increased $5.0 million in the nine months ended September 30, 2022 compared to the same period in the prior year.

Cost of Revenue

	Nine Months Ended September 30,
	2022	2021	% Change vs. Prior Year

Cost of software license	$1,749	$1,802	-3%
Cost of cloud subscriptions, maintenance and services	266,482	214,394	24%
Total cost of revenue	$268,231	$216,196	24%

Cost of Software License. Cost of software license slightly decreased by $0.1 million in the nine months ended September 30, 2022 compared with the same period in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud operations; maintenance services; and professional and technical services as well as hosting fees. The $52.1 million increase in the nine months ended September 30, 2022 compared to the same period in the prior year was principally due to a $33.9 million increase in compensation and other personnel-related expenses, a $9.5 million increase in performance-based compensation expense, a $4.5 million increase in travel expense, and a $2.7 million increase in computer infrastructure cost.

Operating Expenses

	Nine Months Ended September 30,
	2022	2021	% Change vs. Prior Year
	(in thousands)

Research and development	$84,754	$70,845	20%
Sales and marketing	47,881	41,203	16%
General and administrative	54,963	50,579	9%
Depreciation and amortization	5,157	6,136	-16%
Operating expenses	$192,755	$168,763	14%

Research and Development. R&D expenses for the nine months ended September 30, 2022 increased $13.9 million compared to the same period in the prior year principally due to a $10.4 million increase in compensation and other personnel-related expenses, and a $2.8 million increase in performance-based compensation expense. For the same reasons included in the quarterly R&D discussion above, no R&D costs were capitalized during the nine months ended September 30, 2022 and 2021.

Sales and Marketing. Sales and marketing expenses increased $6.7 million in the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to a $2.9 million increase in performance-based compensation expense, a $1.6 million increase in compensation and other personnel related expenses, a $1.4 million increase in marketing and campaign programs, and a $0.8 million increase in travel expense.

General and Administrative. General and administrative expenses increased $4.4 million in the nine months ended September 30, 2022 compared to the same period in the prior year, primarily due to a $3.3 million increase in compensation and other personnel related expenses, and a $0.6 million increase in performance-based compensation expense.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the nine months ended September 30, 2022 and 2021 was $5.2 million and $6.1 million, respectively.

Operating Income

Operating income for the nine months ended September 30, 2022 was $108.0 million compared to $107.2 million for the same period in the prior year. Operating margin was 19.0% the first nine months of 2022 versus 21.8% for the same period in the prior year. Operating income was relatively flat and operating margin decreased primarily due to our commitment to strategically invest in a business as a cloud first company focused on delivering long-term sustainable growth and earnings leverage. As a result, we are investing significantly in R&D to deliver new innovation, cloud operations headcount, infrastructure and technology to support our ability to scale our cloud business to achieve our growth objectives. In addition, our innovation releases have fueled strong demand for our global consulting services, and we are actively hiring to fulfill customer demand, which impacts operating income and margins until new resources ramp to full utilization.

Other Income and Income Taxes

	Nine Months Ended September 30,
	2022	2021	% Change vs. Prior Year

Other income (loss), net	$4,593	$(29)	-15938%
Income tax provision	21,497	17,271	24%

Other income (loss), net. Other income (loss), net increased $4.6 million in the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $4.3 million in the first nine months of 2022, and an immaterial amount of net foreign currency gains in the first nine months of 2021.

Income tax provision. Our effective income tax rate was 19.1% and 16.1% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate for the nine months ended September 30, 2022 is due to the decrease of statute of limitation expiry on tax reserves, decrease of favorable prior year provisional tax estimate true-ups, and income earned in higher tax jurisdictions.

Liquidity and Capital Resources

During the first nine months of 2022, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of September 30, 2022 included $157.6 million held in the U.S. and $39.5 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would not be subject to additional U.S. income taxes on such earnings, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $124.4 million and $145.1 million in the nine months ended September 30, 2022 and 2021, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the nine months ended September 30, 2022 decreased $20.7 million compared to the same period in the prior year, which is mainly due to increase in tax payments associated with the U.S. Tax Cuts and Jobs Act that requires capitalization of R&D costs for tax purposes beginning in 2022.

Cash flow used in investing activities totaled $4.2 million and $2.2 million in the nine months ended September 30, 2022 and 2021, respectively. Our investing activities for both the nine months ended September 30, 2022 and 2021 consisted of capital spending to support company growth.

Financing activities used cash of $179.0 million and $100.2 million for the nine months ended September 30, 2022 and 2021, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the nine months ended September 30, 2022 and 2021 totaled $179.0 million and $100.2 million, respectively, including shares withheld for taxes of $28.9 million and $20.4 million, respectively.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. We continue to focus on managing liquidity, while investing in and growing our headcount capacity to support our customers and grow our business. For the remainder of 2022, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably investing in our business to extend our market leadership. We will continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We will also continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. At this time, we do not anticipate any borrowing requirements for the remainder of 2022 for general corporate purposes.

Aggregate Contractual Obligations

Our principal commitments consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of September 30, 2022, our cloud infrastructure obligations are approximately $122.9 million over the next 5 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of September 30, 2022, are approximately $19.8 million over the next 5 years. We expect to fulfill all these commitments from our working capital.

Critical Accounting Policies and Estimates

In the first nine months of 2022, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2022	-	$-	-	75,000,000
August 1 - August 31, 2022	207,030	146.58	207,030	44,653,177
September 1 - September 30, 2022	139,590	140.79	139,590	25,000,009
Total	346,620		346,620

Item 3. Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	October 28, 2022	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2022	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)