Form 10-K
period 2022-12-31
MANHATTAN ASSOCIATES INC
filed 2023-02-06
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2022 was $7,187,541,590, which was calculated based upon a closing sales price of $114.60 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of January 31, 2023, the Registrant had outstanding 62,495,971 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2023 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young	Auditor Location:	Atlanta, GA

MANHATTAN ASSOCIATES, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

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

Some of the factors that could cause actual results to differ materially from the results discussed in forward-looking statements include:

•
ongoing disruption and transformation in our vertical markets, including a major public health concern such as the COVID-19 pandemic;
•
general economic, political and market conditions, including inflation;
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

Specifically, Manhattan Associates develops modern commerce solutions that help its customers in three distinct areas of their business:

•
Supply Chain - We provide companies the tools needed to manage distribution and optimize transportation costs throughout their entire commercial network. Manhattan’s Warehouse Management solutions are widely regarded as industry-leading systems designed to optimize productivity and throughput in distribution centers and warehouses around the world. Our software helps optimize fulfillment models to support our customers across a wide range of channels and fulfillment methods. Likewise, we design our offerings with the aim of providing shippers and carriers the most comprehensive transportation management solutions in the market. This includes software to help them move freight via the most cost-effective means possible while also meeting service-level expectations, to model their transportation network, and to automate the procurement-to-pay process.
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

Manhattan Associates’ Software Solution Portfolios

Our portfolio of solutions takes a platform-based approach to key areas. This approach employs a holistic technology approach that provides customers with two major benefits:

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

Manhattan SCALETM (SCALE)

SCALE is our portfolio of logistics execution solutions built on Microsoft’s .NET® platform. Purpose-built for rapid development and a value-based total cost of ownership, it is targeted toward companies with execution-focused supply chain needs that require speed-to-value, resource-light system configuration and maintenance, and the ability to quickly scale their logistics operations up or down in response to market fluctuations or business requirement changes. SCALE combines the features of Trading Partner Management, Yard Management, Optimization, Warehouse Management and Transportation Execution.

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
•
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
•
Allocation – Manhattan’s Allocation is designed to serve the softlines/apparel market. It provides inventory planning capabilities from first receipt in the distribution center through to the end of season for a given assortment. Built on the Manhattan Active architecture, Manhattan Active Allocation is cloud native, versionless, runs on Google Cloud Platform and updated on a quarterly basis.

Technology Platform

To fulfill increasing market demand for software-as-a-service models, Manhattan offers Manhattan Active Platform solutions – cloud-native products designed to provide “always current” version-less product access. The server side full stack runs exclusively on Google Cloud Platform, and end users can access the system from almost any type of device – mobile, tablet or desktop. Manhattan Active solutions are sold directly in multi-year cloud subscription arrangements, typically for a period of five years or more, providing clients with regular software updates during the contract period to ensure access to the latest product features and benefiting Manhattan with a highly predictable and regular revenue stream.

Part of the key value proposition of Manhattan Active Platform is extensibility. In addition to the business configurability offered within each line of business application, Manhattan Active Platform also allows our customers to change the underlying data model, the user interface, and the core business logic within each application. Key to this process is Manhattan ProActive, our developer enablement toolkit which allows for the types of technical modifications noted above (and more). While we don’t charge separately for Manhattan ProActive (it comes as part to the subscription to any Manhattan Active Platform application), we do enhance it on the same cadence as we do our line of business application, i.e. quarterly.

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

Maintenance

We offer a comprehensive program that provides our on-premises software licensees with software upgrades for additional or improved functionality and technological advances incorporating emerging supply chain and industry advances. We are able to remotely access customer systems to perform diagnostics, provide online assistance, and facilitate software upgrades. We offer 24-hour customer support 365 days in the year plus software upgrades for a pre-paid annual fee based on the specific solutions the customer has and the service level required. We provide software upgrades on a when-and-if-available basis.

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

Sales and Marketing

We employ multi-disciplinary sales teams of professionals with industry experience in sales and technical sales support. We generated the majority of our cloud subscription revenue and software license revenue through direct sales. We plan to continue to invest in our sales, services, and marketing organizations within the Americas, EMEA and APAC, and to pursue strategic marketing partnerships. Our marketing strategy is to promote our brand, differentiate our value proposition, and generate demand for our offerings. We use multi-channel global marketing programs to reach new prospects and expand relationships with current customers. Our marketing efforts and lead generation activities consist primarily of press and industry analyst relations, customer endorsements, content marketing, digital marketing including social media such as LinkedIn, Twitter and YouTube, advertising, trade shows, industry events, joint marketing with strategic partners, and targeted lead generation through account-based marketing. We also host our annual Momentum and Exchange user conferences, webinars, and regional user groups where the Manhattan community comes together to connect on important topics and each other, get inspired to drive their digital transformation, and get educated on Manhattan solutions and offerings.

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

Our Manhattan Value Partner (Manhattan MVP™) and Manhattan GeoPartner™ programs foster joint sales and marketing with other organizations. Manhattan Value Partners are proven software and hardware providers, trusted third-party integrators and consultants who bring added value to customer engagements through vertical industry knowledge or technical specialization. Manhattan MVPs support and complement our supply chain solutions so we can provide customers with a comprehensive approach that is suited to their business requirements. This collaborative program is designed to benefit both Manhattan and our partners through tailored joint marketing, sales and, in some cases, co-development efforts. Among others, Manhattan MVPs include Google Cloud, Deloitte, Accenture, Cognizant, Zebra, and Honeywell. Manhattan GeoPartners represent a select group of companies that sell and implement our solutions in specific geographies around the world, each providing valuable localized expertise to meet customer needs in areas such as Western Europe, Eastern Europe, the Middle East, Latin America, Africa, and the Asia Pacific region.

Customers

To date, our customers have been suppliers, manufacturers, distributors, retailers, and logistics providers in a variety of industries. Our top five customers (new or pre-existing) in the aggregate accounted for 11%, 12%, and 12% of total revenue for the year ended December 31, 2022 (“2022”), the year ended December 31, 2021 (“2021”) and the year ended December 31, 2020 (“2020”), respectively. No single customer accounted for more than 10% of our total revenue in 2022, 2021 and 2020.

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
•
ERP vendors, including: Oracle, SAP and Infor, among others;
•
Supply chain execution and planning vendors, including Blue Yonder/Panasonic (formerly JDA), Korber (formerly HighJump), SAS Institute, the Sterling Commerce division of IBM, Relex, and others;
•
Point of sale vendors, including Aptos, Oracle, and others; and
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

International Operations: Segments

We have three reportable segments based on geographic location: North and Latin America (“the Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). For further information on our segments, see Note 8 of the Notes to our Consolidated Financial Statements. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2022, we employed approximately 2,500 employees in our international operations.

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

Employees and Human Capital Management

At Manhattan, employees are our most-valued asset and are the key to our success. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia. As of December 31, 2022, we employed approximately 4,150 employees worldwide.

Diversity & Inclusion: Our workforce is highly educated and diverse, which we believe is important for our continued success as a leading innovator in supply chain and omnichannel commerce software and services. Our employees comprise software developers, engineers, and other technical workers and professionals in business operations and administration. Manhattan’s PRISMTM embodies our long-standing global diversity and inclusion strategy and is driven by team members with a passion for creating an innovative and inclusive environment. It brings our diverse cultures together to form a collective brilliance in an environment where individuals from all backgrounds and experiences can feel comfortable as themselves. Through PRISM, we offer our Women’s Initiative Network (WINTM) and our Multicultural Network (MCNTM). We also have a dedicated learning path for all employees regarding diversity and inclusion.

Talent Acquisition, Retaining, and Engagement: We employ several strategies for attracting, retaining, and engaging our talented workforce. To build a steady and diverse pipeline of talent, we have a robust in-house recruiting program, which includes campus recruiting focused on universities with leading supply chain, engineering, and computer science programs. Further, we employ recruiting processes that mitigate unconscious biases and promote diverse candidate pools. Additionally, we cultivate partnerships with organizations focused on hiring women, minorities, individuals with disabilities, and veterans, including Circa, Technologists of Color, and Society of Women Engineers. Our campus programs include recruitment at historically black colleges and universities (HBCUs) and other schools with a high percentage of females and minorities enrolled in engineering and computer science programs. Further, as a federal contractor, we comply with federal contractor affirmative action requirements to employ and advance women, minorities, individuals with disabilities, and protected veterans.

To attract and retain employees, we provide competitive compensation and benefits programs, employee recognition, career development opportunities, and access to continual growth through online learning platforms, external training, and in-house live training.

To further employee enrichment and engagement, we periodically survey our employees regarding their engagement levels. We use these survey results to determine how we can continue to create work environments that enable and energize our employees and to develop a positive culture. None of our U.S. employees are subject to a collective bargaining agreement; our employees in both France

(approximately 160 employees) and the Netherlands (approximately 90 employees) are represented by employee works councils. Globally, we have experienced no work stoppages, and we believe our relations with our employees are strong.

Social Responsibility: At Manhattan, we provide opportunities for our employees to take a full day each year to give back to their communities. We call this our Manhattan PurposeTM day. We also give our employees multiple opportunities to serve through community partnerships that we cultivate through our Manhattan ConnectTM program.

Well-being: We support the mental, emotional, physical, and financial well-being of our employees around the world with various company-provided programs and self-service tools, including free virtual mental health counseling, free gym access in certain locations, and free educational webinars, speakers, and other resources for personal financial and benefit plan management. In 2022, we hired our first director of global well-being, who oversees our well-being programs and continues to look for ways to enhance our offerings.

Environmental, Social and Governance (ESG)

At Manhattan, we are committed to meeting our responsibilities to our stakeholders in the areas of Environmental, Social and Governance (ESG) and believe our ESG objectives align favorably with their interests. Our Environmental, Social and Governance (ESG) Steering Committee, chaired by our CEO, overseen by our Board of Directors, and representing various levels of company management, sets our ESG objectives, ensures our focus and track our progress. More information on our ESG programs can be found on our ESG website, https://www.manh.com/esg.

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

Risks Related to Our Business

The effects of a pandemic or major public health concern such as the COVID-19 pandemic could materially adversely affect our business, results of operations and financial condition. In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, and the disease it causes, COVID-19, a pandemic. The pandemic spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures from time to time to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to completely predict the full impact that a pandemic and related remedial measures will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures could impact our day-to-day operations and could disrupt our business and operations, as well as that of our customers, suppliers and other counterparties, for an indefinite period of time.

The negative effects of a global pandemic such as COVID-19 on the overall economy could cause our revenues and profitability to decline for numerous reasons, including:

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

While we have experienced strong demand during 2022 and expect continued growth for our cloud solutions, sales cycles could extend as our customers and prospects continue to evaluate our solutions, including Manhattan Active Warehouse Management.

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

A decrease in revenues could also negatively affect our liquidity, as we primarily rely on cash generated from operating activities for our liquidity needs. Compounding this issue, a pandemic may make outside capital less available or more expensive.

Our future revenue is dependent on continuing sales from cloud subscriptions, which in turn drive sales of professional services. We are dependent on our new customers as well as our large installed customer base to purchase additional cloud subscriptions and professional services from us. In future periods customers may discontinue the cloud subscriptions and in turn may not purchase additional professional services from us. If our customers decide to discontinue the cloud subscription, or if they reduce the scope of their professional services agreements, our revenue could decrease significantly, and that could have a material adverse effect on our business, results of operations, cash flow and financial condition.

In addition, many of our customers are using older versions of our products for which we are no longer developing any further upgrades or enhancements. While we intend to migrate our customers who are using these versions to newer versions, products or convert them to cloud subscription, there can be no assurance that these customers will do so. If customers using older versions of our products decide not to license our current software products, or decide to discontinue the use of our products and associated post-contract support services, our revenue could decrease and our operating results could be materially adversely affected.

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
•
interest rate and inflation rate trends and fluctuations;
•
overall demand for enterprise software and services;
•
governmental policy, budgetary constraints or shifts in government spending priorities;

•
general geo-political developments, such as the war in Ukraine; and
•
currency exchange rate fluctuations.

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

In addition, political unrest and the related potential impact on global stability, acts of war or terrorism and the potential for other hostilities in various parts of the world, as well as potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability.

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
•
Supply chain execution and planning vendors, including Blue Yonder/Panasonic (formerly JDA), Korber (formerly HighJump), SAS Institute, the Sterling Commerce division of IBM, Relex, and others;
•
Point of sale vendors, including Aptos, Oracle, and others; and
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

Our failure to adequately protect our proprietary rights could adversely impact our business, results of operations, cash flow, and financial condition. Our success and ability to compete is dependent in part upon our proprietary technology. There are no assurances that we will be able to protect our proprietary rights against unauthorized disclosure or third-party copying or use. We rely on a combination of copyright, patent, trademark, and trade secret laws, as well as confidentiality agreements, licensing arrangements, and contractual commitments to establish and protect our proprietary rights. Despite our efforts to protect our proprietary rights, existing copyright, patent, trademark, and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Any infringement of our proprietary rights could negatively impact our future operating results. Furthermore, policing the unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources. In turn, our business, results of operations, cash flow, and financial condition could be materially adversely affected.

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

In addition, the United States and other governments adopt tax reform measures from time to time that impact future effective tax rates favorably or unfavorably. These tax reforms may be in the form of changes in tax rates, changes in the valuation of deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes can have a material adverse impact on our financial results. In 2022, the United States enacted the Inflation Reduction Act, which includes a 1% excise tax on corporate stock repurchases. While we do not anticipate that changes in the tax laws or rates in that Act will have a material, direct impact on the Company, imposition of new excise taxes and minimum corporate tax rates such as these can have a material adverse impact on the Company in the future.

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

Adverse litigation results could affect our business. From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business, and occasionally legal proceeding not in the ordinary course. Litigation can be lengthy, expensive and disruptive to our operations, and can divert our management’s attention away from running our core business. The results of any litigation also cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding legal matters in which we are involved, if any, can be found in Note 5 to our Consolidated Financial Statements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The number of registered shareholders of record of our common stock as of January 31, 2023 was 14. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Equity Compensation Plan Information

In the following table, we provide information regarding our current equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,427,831	$0.00	3,439,854
Equity compensation plans not approved by security holders	-	-	-
Total	1,427,831	-	3,439,854

You may find additional information regarding our equity compensation plans in Note 2 of the Notes to our Consolidated Financial Statements.

Purchase of Equity Securities

In the following table, we provide information regarding our common stock repurchases under our publicly-announced share repurchase program for the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2022	-	$-	-	$75,000,000
November 1 - November 30, 2022	88,990	123.14	88,990	64,041,974
December 1 - December 31, 2022	117,428	121.57	117,428	49,765,853
Total	206,418		206,418

During the year ended December 31, 2022, we repurchased a total of 1,352,954 shares at an average price per share of $129.61 under our publicly-announced share repurchase program. In January 2023, our Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our common stock.

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
•
hardware sales.

In 2022, we generated $767.1 million in total revenue, with a revenue mix of: cloud subscriptions 23%; software license 3%; maintenance 19%; services revenue 51%; and hardware 4%.

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue is based on the location of the sale. Our international revenue was approximately $238.4 million, $196.4 million and $178.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, which represents approximately 31%, 30% and 30% of our total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2022, we employed approximately 4,150 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

While we remain cautious about the global economy, our results for the full year ended 2022 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. Favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. This alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period.

We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings. We have taken steps to best ensure the health and safety of our employees globally. Our daily execution has evolved into hybrid model, and we continue to find innovative ways to engage with employees, customers and prospects.

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

For 2023, our five strategic goals continue to be:

•
Focus on customer success and drive sustainable long-term growth;
•
Invest in innovation to expand our products and total addressable market;
•
Expand our cloud suites of Unified Omnichannel Commerce and Digital Supply Chain solutions;
•
Develop and grow our cloud business and cloud subscription revenue; and
•
Expand our global sales, marketing, and professional service teams.

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

In the fifth year of our cloud transition, demand for our cloud solutions is the dominant preference of customers. Our perpetual license solutions are rapidly attritting due to market demand for cloud with almost all of our pipeline representing cloud. Cloud solutions are our fastest growing revenue line and represents 88% of total software revenue in 2022. We believe the reduction in license and maintenance revenue in favor of our cloud offerings is positive for our customers and Manhattan Associates.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In 2022, approximately 69% of our total revenue was generated in the United States, 17% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 75% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

In January 2023, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update. The WEO update noted, “global growth is projected to fall from an estimated 3.4 percent in 2022 to 2.9 percent in 2023, then rise to 3.1 percent in 2024. The rise in central bank rates to fight inflation and Russia’s war in Ukraine continue to weigh on economic activity. The rapid spread of COVID-19 in China dampened growth in 2022, but the recent reopening has paved the way for a faster than expected recovery.”

The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 1.2 and 1.4 percent in 2023 and 2024, while the emerging and developing economies would grow at about 4.0 percent in 2023 and 4.2 percent in 2024.

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

In the full year ended 2022, cloud subscriptions and software license revenue were 88% and 12%, respectively, of our total cloud subscriptions and software license revenue mix. RPO increased 50% over prior year on strong demand. As of December 31, 2022, approximately $1,051.5 million of revenue is expected to be recognized from RPO. Over 97% of RPO represent cloud native subscriptions with a non-cancelable term greater than one year (including cloud deferred revenue as well as amounts we will invoice and recognize as revenue from our performance of cloud services in future periods). Maintenance contracts are typically one year in duration and are not included in RPO. Going forward, we expect cloud revenue to increase as a percentage of total software revenue mix on solid market demand supplanting legacy perpetual license demand.

In 2022, cloud subscriptions revenue totaled $176.5 million, or 23% of total revenue. The Americas, EMEA, and APAC segments recognized $149.0 million, $23.0 million and $4.5 million in cloud subscriptions revenue, respectively, in 2022. Cloud subscriptions revenue is recognized over the term of the agreement, typically five years or more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles.

In 2022, license revenue totaled $24.8 million, or 3% of total revenue. The Americas, EMEA, and APAC segments totaled $16.4 million, $6.4 million, and $2.1 million in license revenue, respectively, in 2022. The percentage mix of new to existing customers for the combination of cloud subscriptions and software license sales was approximately 40/60 in 2022.

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

Maintenance Revenue: Our maintenance revenue totaled $142.2 million, or 19% of total revenue. The Americas, EMEA and APAC segments recognized $113.3 million, $19.8 million, and $9.2 million, respectively, in maintenance revenue in 2022. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. The growth of maintenance revenues is influenced by: (1) new software license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and is offset by conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Maintenance revenue is generally paid in advance and recognized over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services Revenue: In 2022, our services revenue totaled $394.1 million, or 51% of total revenue. The Americas, EMEA, and APAC segments recognized $296.0 million, $79.6 million, and $18.5 million, respectively.

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

Hardware Revenue: Our hardware revenue, which we recognize net of related costs, totaled $29.5 million in 2022 representing 4% of total revenue. As a convenience for our cloud and software customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and point of sale. Our R&D expenses for the years ended December 31, 2022, 2021 and 2020 were $111.9 million, $97.6 million, and $84.3 million, respectively.

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

Cash Flow and Financial Condition

For 2022, we generated cash flow from operating activities of $179.6 million and have generated a cumulative total of $505.7 million for the three years ended December 31, 2022. Our cash at December 31, 2022 totaled $225.5 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, we repurchased approximately $175.4 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In January 2023, our Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our common stock.

In 2023, our priorities for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also will prioritize capital allocation in our global teams to fund growth, and accretive share repurchases. We do not anticipate any borrowing requirements in 2023 for general corporate purposes.

Full Year 2022 Financial Summary

•
Diluted earnings per share: $2.03 for 2022 compared to $1.72 for 2021;
•
Consolidated revenue: $767.1 million for 2022 compared to $663.6 million for 2021;
•
Cloud subscription revenue: $176.5 million for 2022 compared to $122.2 million for 2021;
•
License revenue: $24.8 million for 2022 compared to $37.1 million for 2021;
•
Operating income: $152.7 million for 2022 compared to $134.3 million for 2021;
•
Operating margins: 19.9% for 2022 compared to operating margins of 20.2% for 2021;
•
Cash flow from operations: $179.6 million for 2022 compared to $185.2 million for 2021;
•
Cash paid for income taxes: $58.0 million for 2022 compared to $29.2 million for 2021;
•
Cash and investments: $225.5 million at December 31, 2022 compared to $263.7 million at December 31, 2021; and
•
Share repurchases: In 2022, we repurchased 1,352,954 shares of Manhattan Associates’ outstanding common stock for approximately $175.4 million under the share repurchase program approved by our Board of Directors. In January 2023, our Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our common stock.

Results of Operations

In the following table, we present a selection of certain Statement of Income data for 2022, 2021 and 2020.

	Year Ended December 31,
				% Change vs. Prior Year
	2022	2021	2020	2022	2021
	(in thousands)
Revenue:
Cloud subscriptions	$176,458	$122,195	$79,830	44%	53%
Software license	24,848	37,070	38,284	-33%	-3%
Maintenance	142,198	145,841	147,748	-2%	-1%
Services	394,096	334,799	303,569	18%	10%
Hardware	29,484	23,738	16,941	24%	40%
Total revenue	767,084	663,643	586,372	16%	13%
Costs and expenses:
Cost of software license	2,126	2,309	2,894	-8%	-20%
Cost of cloud subscriptions, maintenance and services	356,111	295,518	266,993	21%	11%
Research and development	111,877	97,628	84,276	15%	16%
Sales and marketing	64,537	57,855	47,758	12%	21%
General and administrative	73,070	68,086	61,444	7%	11%
Depreciation and amortization	6,663	7,914	8,946	-16%	-12%
Total costs and expenses	614,384	529,310	472,311	16%	12%
Income from operations	$152,700	$134,333	$114,061	14%	18%
Operating margin	19.9%	20.2%	19.5%

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with our operations in India. During 2022, 2021, or 2020, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating profit by segment:

	Year Ended December 31,
				% Change vs. Prior Year
	2022	2021	2020	2022	2021
Revenue:	(in thousands)
Cloud subscriptions
Americas	$148,943	$103,863	$69,469	43%	50%
EMEA	22,988	15,380	8,465	49%	82%
APAC	4,527	2,952	1,896	53%	56%
Total cloud subscriptions	176,458	122,195	79,830	44%	53%

Software license
Americas	16,364	29,300	30,509	-44%	-4%
EMEA	6,380	5,729	4,308	11%	33%
APAC	2,104	2,041	3,467	3%	-41%
Total software license	24,848	37,070	38,284	-33%	-3%

Maintenance
Americas	113,258	113,169	116,309	0%	-3%
EMEA	19,784	23,091	22,208	-14%	4%
APAC	9,156	9,581	9,231	-4%	4%
Total maintenance	142,198	145,841	147,748	-2%	-1%

Services
Americas	295,998	256,392	232,954	15%	10%
EMEA	79,628	66,131	58,360	20%	13%
APAC	18,470	12,276	12,255	50%	0%
Total services	394,096	334,799	303,569	18%	10%

Hardware
Americas	29,321	23,491	16,698	25%	41%
EMEA	158	243	241	-35%	1%
APAC	5	4	2	25%	100%
Total hardware	29,484	23,738	16,941	24%	40%

Total Revenue
Americas	603,884	526,215	465,939	15%	13%
EMEA	128,938	110,574	93,582	17%	18%
APAC	34,262	26,854	26,851	28%	0%
Total revenue	$767,084	$663,643	$586,372	16%	13%

Operating income:
Americas	$99,289	$91,179	$81,109	9%	12%
EMEA	40,030	34,747	24,637	15%	41%
APAC	13,381	8,407	8,315	59%	1%
Total operating income	$152,700	$134,333	$114,061	14%	18%

The consolidated results of our operations for the years ended December 31, 2022, 2021 and 2020 are discussed below.

Revenue

Our revenue consists of fees generated from cloud subscriptions, software licensing, maintenance, professional services, and hardware sales.

	Year Ended December 31,
				% Change vs. Prior Year		% of Total Revenue
	2022	2021	2020	2022	2021	2022	2021	2020
	(in thousands)
Cloud subscriptions	$176,458	$122,195	$79,830	44%	53%	23%	18%	14%
Software license	24,848	37,070	38,284	-33%	-3%	3%	6%	6%
Maintenance	142,198	145,841	147,748	-2%	-1%	19%	22%	25%
Services	394,096	334,799	303,569	18%	10%	51%	50%	52%
Hardware	29,484	23,738	16,941	24%	40%	4%	4%	3%
Total revenue	$767,084	$663,643	$586,372	16%	13%	100%	100%	100%

Cloud Subscriptions Revenue

Year 2022 compared with year 2021

Cloud subscriptions revenue increased $54.3 million to $176.5 million in 2022 compared to 2021 on customers demand for our SaaS offerings. Our customers increasingly prefer cloud solutions, including existing customers that are migrating from on-premise to cloud offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $45.1 million, $7.6 million and $1.6 million, respectively.

Year 2021 compared with year 2020

Cloud subscriptions revenue increased $42.4 million to $122.2 million in 2021 compared to 2020 as customers continue to purchase our SaaS offerings rather than a traditional perpetual license. Our customers increasingly prefer cloud solutions, including existing customers that are migrating from on-premise to cloud offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $34.4 million, $6.9 million and $1.1 million, respectively.

Software License Revenue

Year 2022 compared with year 2021

Software license revenue decreased $12.3 million to $24.8 million in 2022 compared to 2021 as customers continue to purchase our SaaS offerings rather than a traditional perpetual license. License revenue for the Americas decreased $13.0 million, while license revenue for the EMEA and APAC segments increased $0.6 million and $0.1 million, respectively, in 2022 over 2021. The majority of our software license revenue relates to our warehouse management product group (over 85%) for the year ended December 31, 2022.

Year 2021 compared with year 2020

Software license revenue decreased $1.2 million to $37.1 million in 2021 compared to 2020. License revenue for the Americas and APAC segments decreased $1.2 million and $1.4 million, respectively, and license revenue for the EMEA segment increased $1.4 million, in 2021 over 2020. The majority of our software license revenue relates to our warehouse management product group (approximately 85%) for the year ended December 31, 2021.

Maintenance Revenue

Year 2022 compared with year 2021

Maintenance revenue decreased $3.6 million in 2022 compared to 2021 as customers have continued to convert their maintenance contracts to cloud subscriptions. The EMEA and APAC segments decreased $3.3 million and $0.4 million respectively, compared to 2021, while the Americas segment increased $0.1 million.

Year 2021 compared with year 2020

Maintenance revenue decreased $1.9 million in 2021 compared to 2020. Maintenance revenue for the Americas segments decreased $3.1 million, while EMEA and APAC segments increased $0.9 million and $0.3 million compared to 2020, respectively.

Services Revenue

Year 2022 compared with year 2021

Services revenue increased $59.3 million in 2022 compared to 2021. Service revenue for the Americas, EMEA and APAC segments increased $39.6 million, $13.5 million and $6.2 million, respectively, compared to 2021. Services revenue was driven by adoption and implementation of our cloud solutions.

Year 2021 compared with year 2020

Services revenue increased $31.2 million in 2021 compared to 2020. The Americas and EMEA segments increased $23.4 million and $7.8 million, respectively, while the APAC segment remained flat, compared to 2020. Services revenue was driven by adoption and implementation of our cloud solutions.

Hardware Revenue

Hardware revenue, net increased $5.8 million in 2022 compared to 2021. Hardware revenue, net increased $6.8 million in 2021 compared to 2020. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Year Ended December 31,
				% Change vs. Prior Year
	2022	2021	2020	2022	2021
	(in thousands)

Cost of software license	$2,126	$2,309	$2,894	-8%	-20%
Cost of cloud subscriptions, maintenance and services	356,111	295,518	266,993	21%	11%
Total cost of revenue	$358,237	$297,827	$269,887	20%	10%

Cost of Software License

Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. In 2022, cost of license decreased by $0.2 million, compared to 2021. In 2021, cost of software license decreased by $0.6 million compared to 2020.

Cost of Cloud Subscriptions, Maintenance and Services

Year 2022 compared with year 2021

Cost of cloud subscriptions, maintenance and services consists primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $60.6 million increase in 2022 compared to 2021 was principally due to a $43.7 million increase in compensation and other personnel-related expenses, a $6.2 million increase in travel expense, a $5.1 million increase in performance-based compensation expense, a $3.7 million increase in computer infrastructure cost and a $0.8 million increase in professional expense.

Year 2021 compared with year 2020

The $28.5 million increase in 2021 compared to 2020 was principally due to a $17.0 million increase in compensation and other personnel-related expenses, and a $15.1 million increase in performance-based compensation expense, offset by a $2.0 million decrease in computer infrastructure costs and a $1.8 million decrease in travel expense.

Operating Expenses

	Year Ended December 31,
				% Change vs. Prior Year
	2022	2021	2020	2022	2021
	(in thousands)

Research and development	$111,877	$97,628	$84,276	15%	16%
Sales and marketing	64,537	57,855	47,758	12%	21%
General and administrative	73,070	68,086	61,444	7%	11%
Depreciation and amortization	6,663	7,914	8,946	-16%	-12%
Operating expenses	$256,147	$231,483	$202,424	11%	14%

Research and Development

Our principal research and development (R&D) activities during 2022, 2021 and 2020 focused on the expansion and integration of new products and releases, including cloud solutions, while expanding the product footprint of our Unified Omnichannel Commerce and Digital Supply Chain solutions, including Inventory Optimization and point-of-sale.

For 2022, 2021 and 2020, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

Year 2022 compared with year 2021

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses in 2022 increased by $14.3 million compared to 2021. This increase is principally due to a $12.1 million increase in compensation and other personnel-related expenses, and a $1.1 million increase in performance-based compensation expense.

Year 2021 compared with year 2020

Research and development expenses in 2021 increased by $13.4 million compared to 2020. This increase is principally due to a $7.8 million increase in compensation and other personnel-related expenses, and a $4.4 million increase in performance-based compensation expense.

Sales and Marketing

Year 2022 compared with year 2021

Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $6.7 million in 2022 compared to 2021, primarily due to a $2.7 million increase in performance-based compensation expense, a $2.1 million increase in compensation and other personnel-related expenses, a $1.1 million in travel expense, and a $0.8 million increase in marketing and campaign programs.

Year 2021 compared with year 2020

Sales and marketing expenses increased $10.1 million in 2021 compared to 2020, primarily due to a $6.2 million increase in performance-based compensation expense, a $2.5 million increase in compensation and other personnel-related expenses, and a $1.6 million increase in marketing and campaign programs.

General and Administrative

Year 2022 compared with year 2021

General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased $5.0 million in 2022 primarily due to a $4.1 million increase in compensation and other personnel-related expenses, and a $0.6 million increase in travel expenses.

Year 2021 compared with year 2020

General and administrative expenses increased $6.6 million in 2021 primarily due to a $4.0 million increase in compensation and other personnel-related expenses, and a $2.5 million increase in performance-based compensation expenses.

Depreciation and Amortization

Depreciation and amortization of intangibles and software expense amounted to $6.7 million, $7.9 million, and $8.9 million in 2022, 2021 and 2020, respectively. Amortization of intangibles was immaterial in 2022, 2021 and 2020. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions.

Operating Income

Operating income in 2022 increased $18.4 million to $152.7 million, compared to $134.3 million for 2021. Operating margins were 19.9% for 2022 versus 20.2% for 2021. Operating income increased primarily due to increased cloud subscriptions and services revenues. In 2022, operating income increased by $8.1 million, $5.3 million, and $5.0 million in the Americas, EMEA and APAC segment, respectively. Our operating margin decreased slightly due to our commitment to strategically invest in the business as a cloud first company focused on delivering long term sustainable growth and earnings leverage. We are investing significantly in R&D to deliver new innovation as well as cloud operations headcount, infrastructure, and technology to support our ability to scale our cloud business to achieve our growth objectives.

Operating income in 2021 increased $20.2 million to $134.3 million, compared to $114.1 million for 2020. Operating margins were 20.2% for 2021 versus 19.5% for 2020. Operating income and operating margin increased primarily due to increased cloud subscriptions and services revenues. In 2021, operating income increased in both of the Americas and EMEA segments by $10.1 million while the APAC segment remained relatively flat.

Other Income and Income Taxes

	Year Ended December 31,
				% Change vs. Prior Year
	2022	2021	2020	2022	2021

Other (loss) income, net	$5,421	$(261)	$(285)	-2177%	-8%
Income tax provision	29,162	23,600	26,536	24%	-11%

Other (Loss) Income, net

Other (loss) income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Interest income was $0.6 million, $0.1 million and $0.1 million for 2022, 2021 and 2020, respectively. The weighted-average interest rate earned on cash and investments was immaterial for 2022, 2021 and 2020. We recorded net foreign currency gains of $4.7 million in 2022, compared to net foreign loss of $0.2 million and $0.4 million in 2021 and 2020, respectively. The foreign currency gains and losses mainly resulted from gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound Sterling and Indian Rupee.

Income Tax Provision

Our effective income tax rates were 18.4%, 17.6%, and 23.3% in 2022, 2021 and 2020, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits.

The effective tax rate in 2022 increased from 2021 mainly due to an increase of expense from an unfavorable tax law change limiting creditability of foreign tax offset by a decrease in expense for tax contingencies.

The effective income tax rate in 2021 decreased from 2020 mainly due to an increase of excess tax benefits on restricted stock vesting, a decrease in expense for tax contingencies, and an increase in foreign jurisdiction business incentives. These benefits were partially offset by a net increase in non-deductible equity-based compensation.

The income tax provision for 2022, 2021 and 2020 included excess tax benefits of $7.6 million, $6.6 million, and $3.8 million on vesting of restricted stock.

Liquidity and Capital Resources

During 2022, 2021 and 2020, we funded our business through cash generated from operations. Our cash and cash equivalents as of December 31, 2022 included $172.5 million held in the U.S. and $53.0 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act in December 2017, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $179.6 million, $185.2 million, and $140.9 million in 2022, 2021 and 2020, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for 2022 decreased $5.6 million compared to 2021, which is mainly due to an increase in income tax payments from the 2017 U.S. Tax Cuts and Jobs Act elimination of the expensing of research and development costs as incurred for tax purposes beginning in 2022. Cash flow from operating activities for 2021 increased $44.3 million compared to 2020, which is mainly due to earnings growth in 2021, and the timing of cash collections, partially offset by an increase in income tax payments. Days sales outstanding was 77, 67 and 68 at December 31, 2022, 2021 and 2020, respectively, reflecting solid cash collections.

Investing activities used cash of approximately $6.6 million, $4.0 million, and $2.7 million in 2022, 2021 and 2020, respectively. Our investing activities for 2022, 2021 and 2020 consisted of capital spending to support company growth and short-term investing. For 2022, 2021 and 2020, capital expenditure was $6.6 million, $4.0 million, and $2.7 million, respectively.

Financing activities used cash of approximately $204.5 million, $120.4 million, and $43.6 million in 2022, 2021 and 2020, respectively. The principal use of cash for financing activities in 2022, 2021 and 2020 was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for 2022, 2021 and 2020 totaled $204.5 million, $120.4 million, and $43.6 million, respectively, including shares withheld for taxes of $29.1 million, $20.4 million, and $18.6 million, respectively. In January 2023, our Board of Directors approved raising the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our outstanding common stock.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In 2023, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and in our business to extend our market leadership. We will evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements in 2023 for general corporate purposes.

Aggregate Contractual Obligations

Our principal commitments as of December 31, 2022 consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of December 31, 2022, our cloud infrastructure obligations are approximately $116.6 million over the next 4 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of December 31, 2022, are approximately $24.2 million over the next 5 years. We expect to fulfill all of these commitments from our working capital.

Lease Commitments

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. Rent expense for these leases aggregated $7.7 million, $7.9 million, and $7.9 million during 2022, 2021 and 2020, respectively.

In the following table, we present a summary of our contractual commitments as of December 31, 2022 (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
Operating Lease Obligations	$25,516	$7,109	$6,130	$5,344	$2,491	$2,351	$2,091

Indemnities

Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software services and products infringe third party intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our services or products because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the services or products, (ii) replace or modify the services or products so that the customer’s use does not infringe, or, if neither of those options is reasonably feasible, terminate that particular services or products and provide, as applicable, a refund of services fees paid for services not received or a refund of the unamortized portion of the license fees paid for the products (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability, but they do not cover indirect or consequential damages, such as our customers’ lost revenues or profits. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with the FASB guidance on accounting for contingencies and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these indemnification obligations as of December 31, 2022.

Warranties

In general, in our customer contracts for purchase of our cloud SaaS services or license of our on-premises software products, we warrant that our services or software will perform in accordance with our published services or product specifications. Additionally, we may include other warranties such as “no-malware” warranties and warranties that we will perform our SaaS services consistent with generally accepted industry standards or similar standards. In our SaaS services agreements, we also include service level agreements (SLAs) under which we agree to provide service credits to our customers if our services availability drops below certain defined levels. If necessary, we would reserve for the estimated cost of product and service warranties based on specific warranty claims and claims history. However, we have not incurred significant recurring expense under our services or product warranties. As a result, we believe the estimated fair value of our warranty obligations is nominal and we have no liabilities recorded for them as of December 31, 2022.

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

Nature of Products and Services

Cloud subscriptions includes software as a service and arrangements which provide customers with the right to use our software within a cloud environment that we provide and manage where the customer does not have the right to take possession of the software without significant penalty. SaaS and hosting revenues are recognized over the contract period. For contracts that include a perpetual license and hosting services, we generally consider the arrangement as an overall service, recognized over the initial hosting term. The software license fee typically due at the outset of the arrangement is not payable again if the customer renews the hosting services, so that the customer’s option to renew the hosting services is a material right, the revenue from which, if the option is exercised, we will recognize over the applicable renewal period.

Our perpetual software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer. Our perpetual software licenses are typically sold with maintenance under which we provide a comprehensive 24 hours per day, 365 days per year program that provides customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Revenue related to maintenance is generally paid in advance and recognized over the term of the agreement, typically twelve months.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Business

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, and the United Kingdom. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized foreign exchange gains of $4.7 million in 2022, compared to foreign exchange losses of $0.2 million, and $0.4 million in 2021 and 2020, respectively. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2022 relative to the U.S. dollar would have resulted in a change of approximately $4.6 million in the reported foreign currency loss. A fluctuation of 10% in the period end exchange rates at December 31, 2021 relative to the U.S. dollar would have resulted in a change of approximately $4.4 million in the reported foreign currency loss.

Interest Rates

We currently invest our cash and cash equivalents in a variety of financial instruments, including taxable floating rate obligations in money market funds and certificate of deposits with original maturities of less than three months when purchased. These investments are mainly denominated in U.S. dollars. Cash balances in foreign currencies overseas, except for India, are derived from business operations. Our operations in India are funded by the U.S. operations. At December 31, 2022, our cash and cash equivalents balances totaled $225.5 million, of which all is highly liquid.

Investments in both fixed rate and floating rate interest-earning instruments carry interest rate risks. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash equivalents and short-term investments was immaterial for the years ended December 31, 2022 and 2021. The fair value of cash equivalents held at December 31, 2022 and 2021 was $106.6 million and $13.8 million, respectively. Based on the average cash equivalents and short-term investments outstanding during 2022 and 2021, increases or decreases in the rates of return of 25 basis points would result in increases or decreases to interest income of approximately $0.6 million from the reported interest income for both 2022 and 2021.

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

As of the end of the Company’s 2022 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2022, has audited the Company’s internal control over financial reporting as of December 31, 2022 and has issued a report regarding the Company’s internal control over financial reporting appearing on page 38, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer

February 6, 2023

/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer, and Treasurer

February 6, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and the Board of Directors of Manhattan Associates, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Manhattan Associates, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 6, 2023 expressed an unqualified opinion thereon.

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

February 6, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Shareholders and the Board of Directors of Manhattan Associates, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2023 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services.

The Company enters into contracts with its customers that may include promises to transfer SaaS offerings, software licenses, software maintenance and professional services. Significant judgment may be required by the Company in determining the amount of revenue recognition for these customer contracts which include multiple performance obligations, including the determination of standalone selling prices for each distinct performance obligation, particularly for products and services that are not sold separately.

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How We Addressed the Matter

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to identify the performance obligations in a customer arrangement, determine the standalone selling price and allocate the transaction price to those performance obligations.

Our audit procedures included, among others, reading executed contracts for a sample of sales transactions to assess management’s evaluation of significant terms, including the determination of distinct performance obligations, and tested the amounts recognized as revenue or recorded in deferred revenue. To test management’s determination of relative standalone selling price for performance obligations, we performed audit procedures that included, among others, assessing the appropriateness of the methodology applied, testing mathematical accuracy of the underlying data and calculations, and testing transactions to corroborate the data underlying the Company’s calculations. We also assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

February 6, 2023

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020

Revenue:
Cloud subscriptions	$176,458	$122,195	$79,830
Software license	24,848	37,070	38,284
Maintenance	142,198	145,841	147,748
Services	394,096	334,799	303,569
Hardware	29,484	23,738	16,941
Total revenue	767,084	663,643	586,372
Costs and expenses:
Cost of software license	2,126	2,309	2,894
Cost of cloud subscriptions, maintenance and services	356,111	295,518	266,993
Research and development	111,877	97,628	84,276
Sales and marketing	64,537	57,855	47,758
General and administrative	73,070	68,086	61,444
Depreciation and amortization	6,663	7,914	8,946
Total costs and expenses	614,384	529,310	472,311
Operating income	152,700	134,333	114,061
Interest income	596	68	98
Other loss, net	4,825	(329)	(383)
Income before income taxes	158,121	134,072	113,776
Income tax provision	29,162	23,600	26,536
Net income	$128,959	$110,472	$87,240

Basic earnings per share	$2.05	$1.74	$1.37
Diluted earnings per share	$2.03	$1.72	$1.36

Weighted average number of shares:
Basic	62,768	63,445	63,538
Diluted	63,408	64,323	64,333

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2022	2021	2020

Net income	$128,959	$110,472	$87,240
Foreign currency translation adjustment	(7,704)	(1,566)	(415)
Comprehensive income	$121,255	$108,906	$86,825

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$225,463	$263,706
Accounts receivable, net of allowance of $6,009 and $2,419, at December 31, 2022 and December 31, 2021, respectively	166,767	124,420
Income taxes receivable	647	2,597
Prepaid expenses	18,884	17,053
Other current assets	3,614	643
Total current assets	415,375	408,419

Property and equipment, net	12,803	13,889
Operating lease right-of-use assets	17,794	27,272
Goodwill, net	62,230	62,239
Deferred income taxes	37,206	7,650
Other assets	24,770	20,239
Total assets	$570,178	$539,708

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,701	$19,625
Accrued compensation and benefits	54,469	53,104
Accrued and other liabilities	24,569	22,741
Deferred revenue	208,807	153,196
Income taxes payable	2,049	376
Total current liabilities	315,595	249,042

Operating lease liabilities, long-term	14,065	23,157
Other non-current liabilities	13,718	16,865

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2022 and December 31, 2021	-	-
Common stock, $.01 par value; 200,000,000 shares authorized; 62,191,570 and 63,154,494 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	621	631
Retained earnings	253,711	269,841
Accumulated other comprehensive loss	(27,532)	(19,828)
Total shareholders' equity	226,800	250,644
Total liabilities and shareholders' equity	$570,178	$539,708

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020

Operating activities:
Net income	$128,959	$110,472	$87,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,663	7,914	8,946
Equity-based compensation	59,361	43,259	33,355
Loss (gain) on disposal of equipment	(89)	7	21
Deferred income taxes	(29,711)	(1,912)	1,036
Unrealized foreign currency (gain) loss	(1,515)	(493)	897
Changes in operating assets and liabilities:
Accounts receivable, net	(44,056)	(16,650)	(6,592)
Other assets	(10,247)	(6,533)	(971)
Accounts payable, accrued and other liabilities	11,794	12,256	(3,097)
Income taxes	765	(3,667)	1,886
Deferred revenue	57,706	40,530	18,164
Net cash provided by operating activities	179,630	185,183	140,885

Investing activities:
Purchases of property and equipment	(6,587)	(4,016)	(2,730)
Net cash used in investing activities	(6,587)	(4,016)	(2,730)

Financing activities:
Purchase of common stock	(204,460)	(120,418)	(43,561)
Net cash used in financing activities	(204,460)	(120,418)	(43,561)

Foreign currency impact on cash	(6,826)	(1,748)	(567)

Net change in cash and cash equivalents	(38,243)	59,001	94,027
Cash and cash equivalents at beginning of period	263,706	204,705	110,678
Cash and cash equivalents at end of period	$225,463	$263,706	$204,705

Supplemental disclosures of cash flow information:
Cash paid for taxes	$58,022	$29,162	$23,766

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2019	63,456,986	$635	$-	$159,490	$(17,847)	$142,278
Repurchase of common stock	(562,299)	(6)	(33,349)	(10,206)	-	(43,561)
Restricted stock units issuance	632,499	6	(6)	-	-	-
Equity-based compensation	-	-	33,355	-	-	33,355
Foreign currency translation adjustment	-	-	-	-	(415)	(415)
Net income	-	-	-	87,240	-	87,240
Balance, December 31, 2020	63,527,186	635	-	236,524	(18,262)	218,897
Repurchase of common stock	(887,782)	(9)	(43,254)	(77,155)	-	(120,418)
Restricted stock units issuance	515,090	5	(5)	-	-	-
Equity-based compensation	-	-	43,259	-	-	43,259
Foreign currency translation adjustment	-	-	-	-	(1,566)	(1,566)
Net income	-	-	-	110,472	-	110,472
Balance, December 31, 2021	63,154,494	631	-	269,841	(19,828)	250,644
Repurchase of common stock	(1,569,531)	(16)	(59,355)	(145,089)	-	(204,460)
Restricted stock units issuance	606,607	6	(6)	-	-	-
Equity-based compensation	-	-	59,361	-	-	59,361
Foreign currency translation adjustment	-	-	-	-	(7,704)	(7,704)
Net income	-	-	-	128,959	-	128,959
Balance, December 31, 2022	62,191,570	621	-	253,711	(27,532)	226,800

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

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

Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We recognized foreign exchange gains of $4.7 million in 2022, compared to foreign exchange losses of $0.2 million and $0.4 million in 2021 and 2020, respectively. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” on the Consolidated Statements of Income.

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

Our sales are primarily to companies located in the United States, Europe and Asia. We perform periodic credit evaluations of our customers’ financial condition and do not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2022 for the Americas, EMEA, and APAC segments were $133.6 million, $28.1 million, and $5.0 million, respectively. Accounts receivable, net as of December 31, 2021 for the Americas, EMEA, and APAC segments were $100.4 million, $19.5 million, and $4.5 million, respectively. Our top five customers in aggregate accounted for 11%, 12%, and 12% of total revenue recognized for each of the years ended December 31, 2022 (“2022”), the year ended December 31, 2021 (“2021”), and the year ended December 31, 2020 (“2020”), respectively. No single customer accounted for more than 10% of revenue in 2022, 2021 and 2020, or more than 10% of accounts receivable as of December 31, 2022 and 2021.

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

At December 31, 2022, the Company’s cash and cash equivalents were $118.9 million and $106.6 million, respectively. We currently have no long-term investments. Cash equivalents consist of highly liquid money market funds of $100.4 million and certificates of deposit of $6.2 million. For money market funds, we use quoted prices from active markets that are classified as Level 1, the highest level of observable input in the disclosure hierarchy framework. The Company had no investments at December 31, 2022.

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

Nature of Products and Services

Cloud subscriptions includes software as a service (“SaaS”) and arrangements which provide customers with the right to use our software within a cloud environment that we provide and manage where the customer does not have the right to take possession of the software without significant penalty. SaaS and hosting revenues are recognized over the contract period. For contracts that include a perpetual license and hosting services, we generally consider the arrangement as an overall service, recognized over the initial hosting term. The software license fee typically due at the outset of the arrangement is not payable again if the customer renews the hosting services, so that the customer’s option to renew the hosting services is a material right, the revenue from which, if the option is exercised, we will recognize over the applicable renewal period.

Our perpetual software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer. Our perpetual software licenses are typically sold with maintenance under which we provide a comprehensive 24 hours per day, 365 days per year program that provides customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Revenue related to maintenance is generally paid in advance and recognized over the term of the agreement, typically twelve months.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of maintenance, cloud subscriptions and professional services. $147.5 million of revenue that was included in the deferred revenue balance as of December 31, 2021 was recognized in 2022.

No revenue was recognized in 2022 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of December 31, 2022, approximately $1,051.5 million of revenue is expected to be recognized from remaining performance obligations. Over 97% of our reported performance obligations represent cloud native subscriptions with a non-cancelable term greater than one year (including cloud-deferred revenue as well as amounts we will invoice and recognize as revenue from our performance of cloud services in future periods). Maintenance contracts are typically one year in duration and are not included in the remaining performance obligations. We expect to recognize revenue on approximately 40% of these remaining performance obligations over the next 24 months with the balance recognized thereafter. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for doubtful accounts based on historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for credit losses generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. Total amount charged to operations in 2022, 2021 and 2020 was $5.4 million, $2.5 million and $3.5 million, respectively.

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

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $29.9 million as of December 31, 2022, of which $21.9 million is included in other assets and $8.0 million is included in prepaid expenses. Deferred commissions were $23.2 million as of December 31, 2021, of which $16.9 million is included in other assets and $6.3 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying consolidated statement of operations. Amortization of sales commissions in 2022, 2021 and 2020 was $7.5 million, $5.2 million and $3.1 million respectively. No impairment losses were recognized during 2022, 2021 and 2020.

Property and Equipment

Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, and leasehold improvements. We depreciate the cost of furniture, computers, and other office equipment on a straight-line basis over their estimated useful lives (five years for office equipment, seven years for furniture and fixtures). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation and amortization expense for 2022, 2021 and 2020 was approximately $6.7 million, $7.9 million, and $8.9 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Income. Amortization expense on intangible assets in 2022, 2021 and 2020 was immaterial.

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2022	2021
Office equipment	$39,273	$37,435
Furniture and fixtures	4,871	5,012
Leasehold improvement	23,518	24,142
Property and equipment, gross	67,662	66,589
Less accumulated depreciation	(54,859)	(52,700)
Property and equipment, net	$12,803	$13,889

Software Development Costs

Research and development expenses are charged to expense as incurred. For 2022, 2021 and 2020, we did not capitalize any internal research and development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product was available for general release to customers were insignificant.

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

Impairment of Long-Lived Assets

We review the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2022, 2021 and 2020, we did not recognize any impairment charges associated with our long-lived or intangible assets.

The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

Goodwill and Impairment of Goodwill

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of net identified tangible and intangible assets and liabilities acquired. We do not amortize goodwill. Instead, we evaluate goodwill for impairment on at least an annual basis. Goodwill was $62.2 million at the end of both years ended December 31, 2022 and 2021.

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

We applied the simplified goodwill impairment test for 2022, that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is not more likely than not that the unit’s fair value is less than its carrying amount. To the extent we conclude that it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying amount. If the carrying amount exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. We did not identify any macroeconomic or industry conditions as of December 31, 2022, that would indicate that the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate that it is more likely than not that the fair value of any reporting units have fallen below their carrying amount, we would record an impairment charge based on that difference. We performed our periodic review of goodwill for impairment as of December 31, 2022 and 2021, and did not identify any impairment as a result of the review.

Guarantees and Indemnities

We account for guarantees in accordance with the guarantee accounting topic in the FASB Codification. Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) to replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, to terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2022, or 2021.

In general, in our customer software license contracts, we warrant to our customers that our software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer for six months after first use of the licensed products, but no more than 24 months after execution of the license agreement. We also generally warrant in our Cloud subscription agreements that we will perform the Cloud services in all material respects as defined in the agreement during the service period. Additionally, we warrant to our customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we will provide for the estimated cost of product and service warranties based on specific warranty claims history. However, we have not incurred significant recurring expenses under product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2022 and 2021.

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

Diluted net income per share is computed using net income divided by Weighted Shares and the treasury stock method effect of common equivalent shares (“CESs”) outstanding for each period presented. In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Net income	$128,959	$110,472	$87,240
Earnings per share:
Basic	$2.05	$1.74	$1.37
Effect of CESs	(0.02)	(0.02)	(0.01)
Diluted	$2.03	$1.72	$1.36

Weighted average number of shares:
Basic	62,768	63,445	63,538
Effect of CESs	640	878	795
Diluted	63,408	64,323	64,333

The number of anti-dilutive CESs in 2022, 2021 and 2020 was immaterial. See Note 2 for further information on those securities.

Accumulated Other Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments that are excluded from net income and reflected in shareholders’ equity. The entire accumulated other comprehensive income balance as of December 31, 2022 and 2021 represents foreign currency translation adjustments.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense was $1.2 million in 2022, $2.3 million in 2021, and $1.6 million in 2020.

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

A maximum of 4,500,000 shares are available for grant under the amended 2020 Plan. Each stock option, stock appreciation right, restricted stock, or restricted stock unit granted is counted against the maximum share limitation as one share. Options and stock appreciation rights cannot have a term exceeding seven years. As of December 31, 2022, there were 3,439,854 shares available for issuance under the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to interpret the provisions thereof.

The restricted stock awards contain vesting provisions that are 50% service based and 50% performance based for employee awards and 100% service based for non-employee members of the Board of Directors (“Outside Directors”). The employee awards have a four year vesting period, with the performance portion tied to annual revenue and operating income targets. The awards to Outside Directors have a one year vesting period. We recognize compensation cost for service-based restricted awards with graded vesting on a straight-line basis over the entire vesting period, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. For our performance-based restricted stock awards with graded vesting, we recognize compensation cost on an accelerated basis applying straight-line expensing for each separately vesting portion of each award.

Restricted Stock Awards

We present below a summary of changes in unvested units of restricted stock during 2022:

	Number of Units	Grant Date Fair Value
Outstanding at January 1, 2022	1,388,467	$85.05
Granted	683,271	123.75
Vested	(606,607)	76.33
Forfeited	(37,300)	114.56
Outstanding at December 31, 2022	1,427,831	$106.50

The Company recorded equity-based compensation expense related to restricted stock and RSUs (collectively “restricted stock awards”) of $59.4 million, $43.3 million, and $33.4 million in 2022, 2021 and 2020, respectively. The total fair value of restricted stock awards vested in 2022, 2021 and 2020, based on market value at the vesting dates was $81.4 million, $59.8 million, and $52.2 million, respectively. The weighted average grant-date fair value of RSUs granted during fiscal year 2022, 2021 and 2020 was $123.75, $128.62 and $77.20, respectively. As of December 31, 2022, unrecognized compensation cost related to unvested RSU totaled $93.7 million and is expected to be recognized over a weighted average period of approximately 2.7 years. We recognize forfeitures of equity-based payments as they occur.

Included in RSU grants for the year ended December 31, 2022 are 273,158 units that have performance-based vesting criteria granted at target level for 2022 and performance adjustments above target level for 2021. The performance criteria are tied to our financial performance. As of December 31, 2022, the associated equity-based compensation expense has been recognized for the portion of the award attributable to the 2022 performance criteria.

3. Income Taxes

We are subject to future federal, state, and foreign income taxes and have recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2022 and 2021. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. We present below significant components of our deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accounts receivable	$1,321	$570
Accrued liabilities	9,208	9,273
Equity-based compensation	9,832	7,763
Capitalized costs	27,516	515
Accrued sales taxes	190	196
Operating lease liabilities	2,974	4,593
State tax credits	2,700	4,521
Tax credit - foreign	3,108	1,238
Valuation allowance	(2,735)	(4,403)
Other	279	531
	54,393	24,797
Deferred tax liabilities:
Intangible Assets	7,428	7,380
Depreciation	580	666
Deferred commissions	6,408	4,763
Operating lease right-of-use assets	2,771	4,338
	17,187	17,147
Net deferred tax assets	$37,206	$7,650

We present below income from domestic and foreign operations before income tax expense for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$139,217	$120,565	$101,681
Foreign	18,904	13,507	12,095
Total	$158,121	$134,072	$113,776

The components of our income tax provision for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$42,198	$14,042	$13,860
State	11,183	5,188	4,793
Foreign	5,492	6,309	6,847
	$58,873	$25,539	$25,500
Deferred:
Federal	(22,383)	(427)	(393)
State	(5,200)	(531)	1,113
Foreign	(2,128)	(981)	316
	(29,711)	(1,939)	1,036
Total	$29,162	$23,600	$26,536

We currently have a tax holiday in India under the Special Economic Zone Act through March 2029. As a result of this holiday, we had pre-tax income of approximately $12.2 million, for the year ended December 31, 2022, that was not subject to tax. Separately, we are subject to India’s Minimum Alternate Tax (“MAT”) and accordingly incurred income tax expense of approximately $2.0 million in 2022. The impact on diluted earnings per share if the income had been fully taxable would have been a decrease of $0.03 per share in 2022.

We have tax credit carry-forwards of approximately $3.4 million available to offset future state tax. These tax credit carry-forwards expire in 2026 to 2033. These credits represent a deferred tax asset of $2.7 million after consideration of the federal benefit of state tax deductions. A valuation allowance of $1.4 million has been established for these credits because the ability to use them is not more likely than not. We also have a tax credit carry-forward of approximately $3.1 million available to offset future foreign tax. This tax credit carryforward begins expiring in 2036.

At December 31, 2022 we had approximately $72.0 million of undistributed earnings and profits. The undistributed earnings and profits are considered previously taxed income and would not be subject to U.S. income taxes upon repatriation of those earnings, in the form of dividends. The undistributed earnings and profits are considered to be permanently reinvested, accordingly no provision for local withholdings taxes have been provided, however, upon repatriation of those earnings, in the form of dividends, we could be subject to additional local withholding taxes.

We present below a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

Statutory federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State income tax, net of federal benefit	3.6	3.6	3.9
State credit carryforwards	1.2	(0.8)	0.5
U.S. federal R&D tax credit	(1.8)	(1.8)	(1.9)
Excess benefit of equity compensation	(4.8)	(4.9)	(3.4)
Employee compensation limitation	3.7	3.4	2.7
Global Intangible Low Taxed Income (GILTI)	0.1	0.2	0.1
Foreign-derived intangible income (FDII) deduction	(3.3)	(3.1)	(2.7)
Foreign operations	1.0	(0.7)	1.0
Tax contingencies	(1.3)	(0.3)	1.9
Other permanent differences	0.3	0.3	(0.2)
Change in valuation allowance	(1.3)	0.7	0.4
Income taxes	18.4%	17.6%	23.3%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
	2022	2021	2020

Unrecognized tax benefits at January 1,	$(13,186)	$(12,804)	$(11,239)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	(199)	(408)	(118)
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	2,583	147	1,598
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	(1,787)	(3,117)	(3,256)
Reductions to unrecognized tax benefits relating to settlements with taxing authorities	-	148	-
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	2,057	2,848	211
Unrecognized tax benefits at December 31,	$(10,532)	$(13,186)	$(12,804)

Our unrecognized tax benefits totaled $10.5 million and $13.2 million as of December 31, 2022 and 2021, respectively. Included in these amounts are unrecognized tax benefits totaling $9.9 million and $11.8 million as of December 31, 2022 and 2021, respectively, which, if recognized, would affect the effective tax rate.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our global operations in income tax expense. For the years ended December 31, 2022, 2021 and 2020, the Company recognized the following income tax expense: $0.7 million, $0.4 million, and $0.4 million, respectively, for the potential payment of interest and penalties. Accrued interest and penalties were $1.2 million and $1.3 million for the years ended December 31, 2022 and 2021. We conduct business globally and, as a result, file income tax returns in the United State federal jurisdiction and in many state and foreign jurisdictions. We are generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2010. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2023, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $3.3 million.

4. Shareholders’ Equity

During 2022, 2021 and 2020, we purchased 1,352,954, 709,200, and 337,007 shares of the Company’s common stock for $175.4 million, $100.0 million, and $25.0 million, respectively, through open market transactions as part of a publicly-announced share repurchase program. In January 2023, our Board of Directors authorized the Company to repurchase up to an aggregate of $75 million of our common stock. Beginning in 2023, we will be subject to a 1% excise tax on stock repurchases as enacted by the United States Inflation Reduction Act which we will include in the cost of stock repurchases as a reduction of shareholders’ equity.

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

6. Employee Benefit Plan

We sponsor the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all our employees. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $20,500, as defined, to the 401(k) Plan. The Internal Revenue Service sets the eligible compensation limit at $305,000 for 2022. Since 2012, we have provided a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the years ended December 31, 2022, 2021 and 2020, the Company made matching contributions to the 401(k) Plan of $6.1 million, $5.2 million, and $1.7 million, respectively.

7. Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. The total operating lease liabilities for these leases at December 31, 2022 was approximately $20.0 million. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of December 31, 2022 (in thousands):

December 31, 2022
ASSETS
Operating lease right-of-use assets	$17,794

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$5,962
Operating lease liabilities, long-term	14,065
Total operating lease liabilities	$20,027

Aggregate future minimum lease payments under noncancelable operating leases as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,
2023	$7,109
2024	6,130
2025	5,344
2026	2,491
2027	2,351
Thereafter	2,091
Total minimum payments required	25,516
Less short-term leases	(91)
Less imputed interest	(5,398)
Total operating lease liabilities	$20,027

We are applying the practical expedient to not separate lease and non-lease components, which allows us to account for lease and non-lease components as a single lease component. The total lease cost in 2022 was $7.7 million, consisting of $7.3 million of operating lease costs, and $0.4 million of short-term lease costs. The total lease cost in 2021 was $7.9 million, consisting of $7.5 million of operating lease costs, and $0.4 million of short-term lease costs. Total lease costs in 2020 were $7.9 million, consisting of $7.5 million of operating lease costs, and $0.4 million of short-term lease costs. Our variable lease cost during 2022, 2021 and 2020 were immaterial.

Weighted average remaining lease term	4.2 years
Weighted average discount rate	4%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$7,159

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

The Americas segment charges royalty fees to the other segments based on cloud subscriptions and software licenses sold by those reportable segments. The royalties, which totaled $8.9 million, $6.1 million, and $3.8 million in 2022, 2021 and 2020, respectively, are included in costs of revenue for each segment with a corresponding reduction in the America’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments. Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas’ segment include all research and development costs including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Codification, we present below financial information by reportable segment for 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022				2021
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$148,943	$22,988	$4,527	$176,458	$103,863	$15,380	$2,952	$122,195
Software license	16,364	6,380	2,104	24,848	29,300	5,729	2,041	37,070
Maintenance	113,258	19,784	9,156	142,198	113,169	23,091	9,581	145,841
Services	295,998	79,628	18,470	394,096	256,392	66,131	12,276	334,799
Hardware	29,321	158	5	29,484	23,491	243	4	23,738
Total revenue	603,884	128,938	34,262	767,084	526,215	110,574	26,854	663,643

Costs and Expenses:
Cost of revenue	271,222	71,108	15,907	358,237	225,799	58,593	13,435	297,827
Operating expenses	227,409	17,187	4,888	249,484	202,217	16,496	4,856	223,569
Depreciation and amortization	5,964	613	86	6,663	7,020	738	156	7,914
Total costs and expenses	504,595	88,908	20,881	614,384	435,036	75,827	18,447	529,310
Operating income	$99,289	$40,030	$13,381	$152,700	$91,179	$34,747	$8,407	$134,333

	Year Ended December 31, 2020
	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$69,469	$8,465	$1,896	$79,830
Software license	30,509	4,308	3,467	38,284
Maintenance	116,309	22,208	9,231	147,748
Services	232,954	58,360	12,255	303,569
Hardware	16,698	241	2	16,941
Total revenue	465,939	93,582	26,851	586,372

Costs and Expenses:
Cost of revenue	202,421	53,661	13,805	269,887
Operating expenses	174,477	14,461	4,540	193,478
Depreciation and amortization	7,932	823	191	8,946
Total costs and expenses	384,830	68,945	18,536	472,311
Operating income	$81,109	$24,637	$8,315	$114,061

In the following table, we present goodwill, long-lived assets, and total assets by reportable segment as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022				As of December 31, 2021
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill, net	$54,766	$5,501	$1,963	$62,230	$54,766	$5,510	$1,963	$62,239
Long lived assets	47,591	6,640	1,136	55,367	51,246	8,214	1,940	61,400
Total assets	488,064	65,491	16,623	570,178	468,600	54,021	17,087	539,708

For the years ended December 31, 2022, 2021 and 2020, we derived revenue from sales to customers outside the United States of approximately $238.4 million, $196.4 million, and $178.1 million, respectively. Our remaining revenue was derived from domestic sales.

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the year ended December 31, 2022. The majority of our software license revenue (over 85%) relates to our warehouse management product group for the same period.

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

Management’s Report on Internal Control over Financial Reporting

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, and the report of Ernst & Young LLP on the effectiveness of our internal control over financial reporting are contained on pages 37 and 38 of this report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 1, 2023, under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Committees.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 1, 2023, under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 1, 2023, under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Form 10-K and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 1, 2023, under the captions “Related Party Transactions” and “Election of Directors.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 1, 2023, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements.

The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

2. Financial Statement Schedule.

The following financial statement schedule is filed as a part of this report:

SCHEDULE II

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification:	Balance at Beginning of Period	Additions Charged to Operations	Net Deductions		Balance at End of Period
Allowance for Doubtful Accounts
For the year ended:
December 31, 2020	$2,826	$3,451	$2,780	(a)	$3,497
December 31, 2021	$3,497	$2,471	$3,549	(a)	$2,419
December 31, 2022	$2,419	$5,416	$1,826	(a)	$6,009

Deferred Tax Asset Valuation Allowance
For the year ended:
December 31, 2020	$2,886	$489	$-	(b)	$3,375
December 31, 2021	$3,375	$1,028	$-	(b)	$4,403
December 31, 2022	$4,403	$-	$1,668	(b)	$2,735

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

3.2	Amended Bylaws of the Registrant (As Amended Effective July 18, 2019) (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-23999), filed on March 9, 2022).

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

10.1(b)

First Amendment to Lease Agreement between Wildwood Associates, and the Registrant, dated June 10, 2002 (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

10.1(c)

Second Amendment to Lease Agreement between 2300 Windy Ridge Parkway Investors LLC, and the Registrant, dated February 27, 2007 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2006 (File No. 000-23999), filed on March 14, 2007).

10.1(d)

Third Amendment to Lease Agreement between 2300 Windy Ridge Parkway Investors LLC, and the Registrant, dated June 14, 2007 (Incorporated by reference to Exhibit 10.2(d) to the Company’s Annual Report for the period ended December 31, 2014 (File No. 000-23999), filed on February 5, 2015).

10.1(e)

Fourth Amendment to Lease Agreement between SP4 2300 Windy Ridge LP, and the Registrant, dated August 14, 2012 (Incorporated by reference to Exhibit 10.2(e) to the Company’s Annual Report for the period ended December 31, 2014 (File No. 000-23999), filed on February 5, 2015).

10.1(f)

Fifth Amendment to Lease Agreement between 2300 Windy Ridge LLC, and the Registrant, dated May 19, 2014 (Incorporated by reference to Exhibit 10.2(f) to the Company’s Annual Report for the period ended December 31, 2014 (File No. 000-23999), filed on February 5, 2015).

10.1(g)

Sixth Amendment to Lease Agreement between 2300 Windy Ridge LLC, and the Registrant, dated August 13, 2014 (Incorporated by reference to Exhibit 10.2(g) to the Company’s Annual Report for the period ended December 31, 2014 (File No. 000-23999), filed on February 5, 2015).

10.1(h)

Seventh Amendment to Lease Agreement between 2300 Windy Ridge LLC and the Registrant, dated April 29, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 (File No. 000-23999), filed on July 28, 2015).

10.2(a)

Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated March 18, 2019 – Unit 1 (Incorporated by reference to Exhibit 10.34 to the Company’s Form 10-Q for the period ended March 31, 2019 (File No. 000-23999), filed on April 25, 2019).

10.2(b)

Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated March 18, 2019 – Unit 2 (Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q for the period ended March 31, 2019 (File No. 000-23999), filed on April 25, 2019).

10.2(c)

Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated May 1, 2019 – 5,318 sq. ft. (Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q for the period ended June 30, 2019 (File No. 000-23999), filed on July 25, 2019).

Exhibit Number	Description

10.2(d)

Lease Deed by and between Brookefields Real Estate and Projects Private Limited and Manhattan Associates India Development Centre Private Ltd dated May 1, 2019 – 10,001 sq. ft. (Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q for the period ended June 30, 2019 (File No. 000-23999), filed on July 25, 2019).

10.20(a)*

2007 Stock Incentive Plan, as amended by the First Amendment thereto (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2009 Annual Meeting of Shareholders (File No. 000-23999) filed on April 20, 2009).

10.20(b)*

Second amendment to 2007 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2011 Annual Meeting of Shareholders (File No. 000-23999) filed on April 15, 2011).

10.20(c)*

Third amendment to 2007 Stock Incentive Plan (Incorporated by reference to Annex A to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 (File No. 000-23999) filed on October 30, 2017).

10.21*

Form of Manhattan Associates, Inc. Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report for the period ended December 31, 2009 (File No. 000-23999), filed on February 19, 2010).

10.22*	Form of Manhattan Associates, Inc. Restricted Stock Unit Award Agreement for Employees

10.23*	Form of Manhattan Associates, Inc. Restricted Stock Unit Award Agreement for Non-Employee Directors

10.24*

Manhattan Associates, Inc. 2020 Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement related to its 2020 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 30, 2020 (Commission File No. 000-23999))

10.30*

2016 Annual Cash Bonus Plan (Incorporated by reference from Annex B to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders filed with the SEC on April 8, 2016 (SEC File No. 000-23999)).

10.40*	Form of Executive Employment Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2018 (File No. 000-23999), filed on October 25, 2018).

10.41*	Schedule to Form of Executive Employment Agreement of Initial Salaries and Target Bonus Opportunities for Named Executive Officers.

10.42

Form of Director and Officer Indemnification Agreement with all Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-23999) filed on April 4, 2013).

10.43*

Executive Employment Letter Agreement, dated July 27, 2016, by and between the Registrant and Dennis Story (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-23999), filed on August 1, 2016).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

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

Date: February 6, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr.	Chairman of the Board	February 6, 2023
John J. Huntz, Jr.

/s/ Eddie Capel	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 6, 2023
Eddie Capel

/s/ Dennis B. Story	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 6, 2023
Dennis B. Story

/s/ Linda C. Pinne	Senior Vice President, Global Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 6, 2023
Linda C. Pinne

/s/ Edmond I. Eger III	Director	February 6, 2023
Edmond I. Eger III

/s/ Linda T. Hollembaek	Director	February 6, 2023
Linda T. Hollembaek

/s/ Kimberly A. Kuryea	Director	February 6, 2023
Kimberly A. Kuryea

/s/ Charles E. Moran	Director	February 6, 2023
Charles E. Moran

/s/ Thomas E. Noonan	Director	February 6, 2023
Thomas E. Noonan

/s/ Deepak Raghavan	Director	February 6, 2023
Deepak Raghavan