Form 10-Q
period 2023-03-31
MANHATTAN ASSOCIATES INC
filed 2023-04-28
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the Registrant’s class of capital stock outstanding as of April 21, 2023, the latest practicable date, is as follows: 62,027,409 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended March 31, 2023

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,595	$225,463
Accounts receivable, net of allowance of $6,140 and $6,009, at March 31, 2023 and December 31, 2022, respectively	160,568	166,767
Prepaid expenses and other current assets	29,341	23,145
Total current assets	371,504	415,375

Property and equipment, net	12,049	12,803
Operating lease right-of-use assets	16,973	17,794
Goodwill, net	62,233	62,230
Deferred income taxes	39,743	37,206
Other assets	28,341	24,770
Total assets	$530,843	$570,178

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,357	$25,701
Accrued compensation and benefits	45,802	54,469
Accrued and other liabilities	24,452	24,569
Deferred revenue	216,312	208,807
Income taxes payable	10,830	2,049
Total current liabilities	322,753	315,595

Operating lease liabilities, long-term	13,044	14,065
Other non-current liabilities	13,974	13,718

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2023 and 2022	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,026,840 and 62,191,570 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	620	621
Retained earnings	207,176	253,711
Accumulated other comprehensive loss	(26,724)	(27,532)
Total shareholders' equity	181,072	226,800
Total liabilities and shareholders' equity	$530,843	$570,178

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$57,220	$37,297
Software license	5,352	8,358
Maintenance	35,650	35,302
Services	116,170	89,918
Hardware	6,621	8,081
Total revenue	221,013	178,956
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	103,327	83,025
Cost of software license	302	402
Research and development	30,794	27,455
Sales and marketing	18,065	14,390
General and administrative	19,953	17,965
Depreciation and amortization	1,487	1,747
Total costs and expenses	173,928	144,984
Operating income	47,085	33,972
Other income, net	143	738
Income before income taxes	47,228	34,710
Income tax provision	8,437	4,118
Net income	$38,791	$30,592

Basic earnings per share	$0.62	$0.48
Diluted earnings per share	$0.62	$0.48

Weighted average number of shares:
Basic	62,211	63,213
Diluted	62,767	63,871

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Net income	$38,791	$30,592
Foreign currency translation adjustment	808	(1,130)
Comprehensive income	$39,599	$29,462

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Operating activities:
Net income	$38,791	$30,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,487	1,747
Equity-based compensation	16,640	14,138
Loss on disposal of equipment	16	-
Deferred income taxes	(2,523)	(3,985)
Unrealized foreign currency loss (gain)	1,167	(494)
Changes in operating assets and liabilities:
Accounts receivable, net	6,730	(8,077)
Other assets	(8,760)	(10,934)
Accounts payable, accrued and other liabilities	(10,009)	(6,177)
Income taxes	7,850	6,175
Deferred revenue	7,327	8,807
Net cash provided by operating activities	58,716	31,792

Investing activities:
Purchase of property and equipment	(666)	(1,159)
Net cash used in investing activities	(666)	(1,159)

Financing activities:
Repurchase of common stock	(101,688)	(77,108)
Net cash used in financing activities	(101,688)	(77,108)

Foreign currency impact on cash	(230)	(914)

Net change in cash and cash equivalents	(43,868)	(47,389)
Cash and cash equivalents at beginning of period	225,463	263,706
Cash and cash equivalents at end of period	$181,595	$216,317

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended March 31, 2023
Balance, December 31, 2022 (unaudited)	62,191,570	$621	$-	$253,711	$(27,532)	$226,800
Repurchase of common stock	(723,368)	(7)	(16,355)	(85,326)	-	(101,688)
Restricted stock units issuance	558,638	6	(6)	-	-	-
Excise tax on net stock repurchases	-	-	(279)	-	-	(279)
Equity-based compensation	-	-	16,640	-	-	16,640
Foreign currency translation adjustment	-	-	-	-	808	808
Net income	-	-	-	38,791	-	38,791
Balance, March 31, 2023 (unaudited)	62,026,840	$620	$-	$207,176	$(26,724)	$181,072

For the Three Months Ended March 31, 2022
Balance, December 31, 2021 (unaudited)	63,154,494	$631	$-	$269,841	$(19,828)	$250,644
Repurchase of common stock	(568,109)	(5)	(14,133)	(62,970)	-	(77,108)
Restricted stock units issuance	544,836	5	(5)	-	-	-
Equity-based compensation	-	-	14,138	-	-	14,138
Foreign currency translation adjustment	-	-	-	-	(1,130)	(1,130)
Net income	-	-	-	30,592	-	30,592
Balance, March 31, 2022 (unaudited)	63,131,221	$631	$-	$237,463	$(20,958)	$217,136

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Nature of Products and Services

Cloud subscriptions includes software as a service (SaaS) and arrangements which provide customers with the right to use our software within a cloud environment that we provide and manage, where the customer does not have the right to take possession of the software without significant penalty. SaaS and hosting revenues are recognized ratably over the contract period. For contracts that include a perpetual license and hosting services, we generally consider the arrangement as an overall service, recognized over the initial hosting term. The software license fee typically due at the outset of the arrangement is not payable again if the customer renews the hosting services, so that the customer’s option to renew the hosting services is a material right, the revenue from which, if the option is exercised, we will recognize over the applicable renewal period. Managed services account for less than 2% of our Cloud subscription contracts.

Our perpetual software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer. Our perpetual software licenses are typically sold with maintenance under which we provide a comprehensive 24 hours per day, 365 days per year program that provides customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Perpetual software license revenue accounts for approximately 2% of total revenue.

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

Significant Judgments

Our customer contracts include the sale of multiple SaaS services or licensed products. Judgment is required to determine whether each service or product sold is a distinct performance obligation that should be accounted for separately. We allocate the transaction price to the distinct performance obligations based on relative standalone selling price (“SSP”). We estimate SSP based on the prices we charge our customers or by using other information such as market conditions and other observable inputs. However, the selling price of our software licenses is highly variable. Thus, we estimate SSP for software licenses using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of cloud subscriptions, maintenance, and professional services. In the three months ended March 31, 2023, we recognized $83.3 million of revenue that was included in the deferred revenue balance as of December 31, 2022.

Remaining Performance Obligations

As of March 31, 2023, approximately $1.2 billion of revenue, approximately 98% of which is cloud-native subscriptions, is expected to be recognized from remaining performance obligations (“RPO”) with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods). We expect to recognize revenue on approximately 40% of these remaining performance obligations over the next 24 months with the balance recognized thereafter. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses based on historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for credit losses generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $0.5 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

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

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $34.1 million as of March 31, 2023, of which $25.5 million is included in other assets and $8.5 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $2.3 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively. No impairment losses were recognized during the periods.

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

At March 31, 2023, our cash and cash equivalents were $77.9 million and $103.7 million, respectively. We had neither short-term investments nor long-term investments at March 31, 2023. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at March 31, 2023.

4.
Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of March 31, 2023 (in thousands):

March 31, 2023
ASSETS
Operating lease right-of-use assets	$16,973

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$5,991
Operating lease liabilities, long-term	13,044
Total operating lease liabilities	$19,035

Aggregate future minimum lease payments under noncancelable operating leases as of March 31, 2023 are as follows (in thousands):

Year Ending December 31,
2023 (excluding the three months ended March 31, 2023)	$5,514
2024	6,494
2025	5,447
2026	2,514
2027	2,371
Thereafter	2,105
Total minimum payments required	24,444
Less short-term leases	(218)
Less imputed interest	(5,191)
Total operating lease liabilities	$19,035

The total lease cost for the three months ended March 31, 2023 was $1.9 million. Total lease cost for the three months ended March 31, 2023 consisted of $1.8 million of operating lease costs, and $0.1 million of short-term lease costs.

Our variable lease costs for the three months ended March 31, 2023 and 2022 were immaterial.

Other information related to operating leases are as follows:

Weighted average remaining lease term	4.0
Weighted average discount rate	4%

5.
Equity-Based Compensation

We granted 570,226 and 653,206 restricted stock units (RSUs) during the three months ended March 31, 2023 and 2022, respectively. Equity-based compensation expense related to RSUs was $16.6 million and $14.1 million during the three months ended March 31, 2023 and 2022, respectively.

We present below a summary of changes during the three months ended March 31, 2023 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2022	1,427,831
Granted	570,226
Vested	(558,638)
Forfeited	(6,724)
Outstanding at March 31, 2023	1,432,695

6.
Income Taxes

Our effective tax rate was 17.9% and 11.9% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate for three months ended March 31, 2023 is due to a net decrease of excess tax benefits on restricted stock vesting.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended March 31, 2023, there were no material changes to our uncertain tax positions.

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

Under the Inflation Reduction Act of 2022, we are subject to a 1% excise tax on stock repurchases, net of stock issuances, beginning in 2023. We have included the tax in the cost of our stock repurchases as a reduction of shareholders’ equity.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)

Net income	$38,791	$30,592
Earnings per share:
Basic	$0.62	$0.48
Effect of CESs	-	-
Diluted	$0.62	$0.48

Weighted average number of shares:
Basic	62,211	63,213
Effect of CESs	556	658
Diluted	62,767	63,871

The number of anti-dilutive CESs during the three months ended March 31, 2023 and 2022 was immaterial.

8.
Contingencies

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of business, and occasionally legal proceedings not in the ordinary course. Many of our installations involve products that are critical to the operations of our clients’ businesses. Any failure in one of our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances. We are not currently a party to any legal proceedings outside the ordinary course of business or other legal proceedings the result of which we believe is likely to have a material adverse impact on our business, financial position, results of operations, or cash flows. We expense legal costs associated with loss contingencies as such legal costs are incurred.

9.
Reportable Segments

We manage our business by geographic region and have three geographic reportable segments: North and Latin America (the “Americas”); Europe, the Middle East and Africa (EMEA); and Asia Pacific (APAC). All segments derive revenue from the sale and implementation of our supply chain commerce solutions. The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain commerce. We use the same accounting policies for each reportable segment. The chief operating decision maker evaluates performance based on revenue and operating results for each reportable segment.

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $3.4 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively, are included in costs of revenue for each segment with a corresponding reduction in the

Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. Certain corporate expenses included in the Americas segment are not charged to the other segments. Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Accounting Standards Codification, we present below certain financial information by reportable segment for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023				2022
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$46,354	$9,329	$1,537	$57,220	$31,429	$4,902	$966	$37,297
Software license	2,586	1,350	1,416	5,352	4,002	3,999	357	8,358
Maintenance	28,416	4,858	2,376	35,650	27,957	4,893	2,452	35,302
Services	86,814	24,089	5,267	116,170	68,119	18,309	3,490	89,918
Hardware	6,589	32	-	6,621	8,033	48	-	8,081
Total revenue	170,759	39,658	10,596	221,013	139,540	32,151	7,265	178,956

Costs and Expenses:
Cost of revenue	77,367	21,675	4,587	103,629	62,743	16,735	3,949	83,427
Operating expenses	62,368	5,098	1,346	68,812	53,841	4,737	1,232	59,810
Depreciation and amortization	1,377	92	18	1,487	1,563	162	22	1,747
Total costs and expenses	141,112	26,865	5,951	173,928	118,147	21,634	5,203	144,984
Operating income	$29,647	$12,793	$4,645	$47,085	$21,393	$10,517	$2,062	$33,972

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the three months ended March 31, 2023. The majority of our software license revenue (over 75% ) relates to our warehouse management product group for the three months ended March 31, 2023.

At March 31, 2023, total assets for the Americas, EMEA and APAC segments were $431.3 million, $79.8 million and $19.7 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors. See “Forward-Looking Statements” below.

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
•
hardware sales.

In the three months ended March 31, 2023, we generated $221.0 million in total revenue. The revenue mix for the three months ended March 31, 2023 was: cloud subscriptions 26%; software license 2%; maintenance 16%; services 53%; and hardware 3%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $72.7 million for the three months ended March 31, 2023, respectively, which represents approximately 33% of our total revenue for the three months ended March 31, 2023. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2023, we employed approximately 4,340 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

While we remain cautious about the global economy, our results for the first three months of 2023 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. We believe that this alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period.

We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings. We have taken steps to best ensure the health and safety of our employees globally. Our daily execution is a hybrid (office and virtual) model, and we continue to find innovative ways to engage with employees, customers and prospects, ensuring that they are supported.

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

For 2023, our five strategic goals remain to:

•
Focus on employees, customer success and drive sustainable long-term growth;

•
Invest in innovation to expand our products and total addressable market;
•
Expand our Manhattan Active Suite of Cloud Solutions;
•
Develop and grow our cloud business and cloud subscription revenue; and
•
Expand our global sales and marketing teams.

Cloud Subscription

In 2017, we released Manhattan Active™ Solutions, accelerating our business transition to cloud subscriptions. Under a cloud subscription, customers pay a periodic fee for the right to use our software within a cloud environment that we provide and manage over a specified period of time. As part of our subscription program, we allow legacy perpetual license customers to convert their maintenance contracts to cloud subscription contracts.

In the sixth year of our cloud transition, demand for our cloud solutions is the dominant preference of customers. Cloud solutions are our fastest growing revenue line and represents 91% of total software revenue in the first three months of 2023. We believe the reduction in license and maintenance revenue in favor of our cloud offerings is positive for our customers and Manhattan Associates.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three months ended March 31, 2023, approximately 67% of our total revenue was generated in the United States, 18% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 75% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

In the three months ended March 31, 2023, cloud subscriptions revenue was 91% of total cloud and software license revenue. RPO increased 42% over prior year on strong demand. As of March 31, 2023, approximately $1.2 billion of revenue, 98% of which is cloud native subscriptions, is expected to be recognized from RPO with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods).

In the three months ended March 31, 2023, cloud subscriptions revenue totaled $57.2 million or 26% of total revenues. The percentage mix of new to existing customers for cloud subscriptions was approximately 25/75 in 2023. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically five years and more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. In the three months ended March 31, 2023, software license revenue totaled $5.4 million, or 2% of total revenue.

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

Maintenance Revenue. Our maintenance revenue for the three months ended March 31, 2023 totaled $35.7 million, or 16% of total revenue. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our perpetual software license customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

Maintenance revenue is influenced by: (1) the amount of new software license revenue; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates, and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services Revenue. In the three months ended March 31, 2023, our services revenue totaled $116.2 million, or 53% of total revenue.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $6.6 million in the three months ended March 31, 2023 representing 3% of total revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors, and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and points of sale. Our R&D expenses were $30.8 million for the three months ended March 31, 2023.

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

Cash Flow and Financial Condition

For the three months ended March 31, 2023, we generated cash flow from operating activities of $58.7 million. Our cash and cash equivalents at March 31, 2023 totaled $181.6 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, during the three months ended March 31, 2023, we repurchased approximately $74.2 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In April 2023, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our common stock.

For the remainder of 2023, we expect our first priority for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also expect to prioritize capital allocation in our global teams to fund growth, and share repurchases. We do not anticipate any borrowing requirements in 2023 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)

Revenue	$221,013	$178,956
Costs and expenses	173,928	144,984
Operating income	47,085	33,972
Other income, net	143	738
Income before income taxes	47,228	34,710
Net income	$38,791	$30,592
Diluted earnings per share	$0.62	$0.48
Diluted weighted average number of shares	62,767	63,871

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three months ended March 31, 2023 and 2022, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended March 31,
	2023	2022	% Change vs. Prior Year
Revenue:	(in thousands)
Cloud subscriptions
Americas	46,354	31,429	47%
EMEA	9,329	4,902	90%
APAC	1,537	966	59%
Total cloud subscriptions	57,220	37,297	53%

Software license
Americas	2,586	4,002	-35%
EMEA	1,350	3,999	-66%
APAC	1,416	357	297%
Total software license	5,352	8,358	-36%

Maintenance
Americas	28,416	27,957	2%
EMEA	4,858	4,893	-1%
APAC	2,376	2,452	-3%
Total maintenance	35,650	35,302	1%

Services
Americas	86,814	68,119	27%
EMEA	24,089	18,309	32%
APAC	5,267	3,490	51%
Total services	116,170	89,918	29%

Hardware
Americas	6,589	8,033	-18%
EMEA	32	48	-33%
APAC	-	-	-
Total hardware and other	6,621	8,081	-18%

Total Revenue
Americas	170,759	139,540	22%
EMEA	39,658	32,151	23%
APAC	10,596	7,265	46%
Total revenue	$221,013	$178,956	24%

Operating income:
Americas	29,647	21,393	39%
EMEA	12,793	10,517	22%
APAC	4,645	2,062	125%
Total operating income	$47,085	$33,972	39%

Condensed Consolidated Financial Summary - First Quarter 2023

•
Consolidated total revenue: $221.0 million for the first quarter of 2023, compared to $179.0 million for the first quarter of 2022;
•
Cloud subscription revenue: $57.2 million for the first quarter of 2023, compared to $37.3 million for the first quarter of 2022;
•
Software license revenue: $5.4 million for the first quarter of 2023, compared to $8.4 million for the first quarter of 2022;
•
Service revenue was $116.2 million for the first quarter of 2023, compared to $89.9 million for the first quarter of 2022;
•
Operating income: $47.1 million for the first quarter of 2023, compared to $34.0 million for the first quarter of 2022;
•
Operating margins: 21.3% for the first quarter of 2023, compared to 19.0% for the first quarter of 2022;

•
Diluted earnings per share: $0.62 for the first quarter of 2023 compared to $0.48 for the first quarter of 2022;
•
Cash flow from operations: $58.7 million in the first quarter of 2023, compared to $31.8 million in the first quarter of 2022;
•
Days sales outstanding: 65 days at March 31, 2023, compared to 77 days at December 31, 2022;
•
Cash: $181.6 million at March 31, 2023, compared to $225.5 million at December 31, 2022;
•
Share repurchases: In the three months ended March 31, 2023, we reduced our common shares outstanding by approximately 0.3%, primarily through the repurchase of approximately 0.5 million shares of our common stock, under the share repurchase program authorized by our board of directors for a total investment of $74.2 million. In April 2023, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our outstanding common stock.

Below we discuss our consolidated results of operations for the first quarters of 2023 and 2022.

Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2023	2022	Prior Year	2023	2022
	(in thousands)

Cloud subscriptions	$57,220	$37,297	53%	26%	21%
Software license	5,352	8,358	-36%	2%	5%
Maintenance	35,650	35,302	1%	16%	20%
Services	116,170	89,918	29%	53%	50%
Hardware	6,621	8,081	-18%	3%	4%
Total revenue	$221,013	$178,956	24%	100%	100%

Cloud Subscriptions Revenue. In the first quarter of 2023, cloud subscriptions revenue increased $19.9 million compared to the same quarter in the prior year. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $14.9 million, $4.4 million and $0.6 million in the first quarter of 2023, respectively.

Software License Revenue. Software license revenue decreased $3.0 million in the first quarter of 2023 compared to the same quarter in the prior year on strong market preference for our cloud-native solutions. The perpetual license sales percentage mix across our product suite in the first quarter ended March 31, 2023 was over 75% warehouse management solutions.

Maintenance Revenue. Maintenance revenue increased $0.4 million in the first quarter of 2023 compared to the same quarter in the prior year. The majority of our maintenance revenue is derived from our Americas segment.

Services Revenue. Services revenue increased $26.3 million in the first quarter of 2023 compared to the same quarter in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $18.7 million, $5.8 million, and $1.8 million, respectively, compared to the same quarter in the prior year, primarily driven by the increase in cloud subscriptions.

Hardware Revenue. Hardware sales decreased $1.5 million in the first quarter of 2023 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific demand, which fluctuate.

Cost of Revenue

	Three Months Ended March 31,
	2023	2022	% Change vs. Prior Year
Cost of software license	$302	$402	-25%
Cost of cloud subscriptions, maintenance and services	103,327	83,025	24%
Total cost of revenue	$103,629	$83,427	24%

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license decreased by $0.1 million in the first quarter of 2023 compared with the same quarter in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $20.3 million increase in the quarter ended March 31, 2023 compared to the same quarter in the prior year was principally due to a $14.9 million increase in compensation and other personnel-related expenses, a $1.9 million increase in travel expenses, a $1.4 million increase in performance-based compensation, and a $1.2 million increase in computer infrastructure costs.

Operating Expenses

	Three Months Ended March 31,
	2023	2022	% Change vs. Prior Year
	(in thousands)

Research and development	$30,794	$27,455	12%
Sales and marketing	18,065	14,390	26%
General and administrative	19,953	17,965	11%
Depreciation and amortization	1,487	1,747	-15%
Operating expenses	$70,299	$61,557	14%

Research and Development. Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization, Omnichannel and point-of-sale.

For each of the quarters ended March 31, 2023 and 2022, we did not capitalize any R&D costs because the costs incurred following the attainment of technological feasibility for the related software product through the date of general release were insignificant.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended March 31, 2023 increased by $3.3 million, compared to the same quarter of 2022 principally due to a $2.7 million increase in compensation and other personnel-related expenses, and a $0.2 million increase in performance-based compensation.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $3.7 million in the quarter ended March 31, 2023 compared to the same quarter in the prior year primarily due to a $2.2 million increase in marketing program expense, and a $0.9 million increase in performance-based compensation expense.

General and Administrative (G&A). G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $2.0 million, in the current year quarter compared to the same quarter in the prior year, primarily due to a $1.6 million increase in compensation and other personnel-related expense.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the first quarter of 2023 and 2022 was $1.5 million and $1.7 million, respectively.

Operating Income

Operating income in the first quarter of 2023 was $47.1 million compared to $34.0 million in the same quarter in the prior year. Operating margin was 21.3% for the first quarter of 2023 versus 19.0% for the same quarter in the prior year. Operating income and margin increased primarily due to increased cloud subscriptions and services revenues.

Other Income and Income Taxes

	Three Months Ended March 31,
	2023	2022	% Change vs. Prior Year

Other income, net	$143	$738	-81%
Income tax provision	8,437	4,118	105%

Other income, net. Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $0.6 million in the first quarter of 2023 compared to the same quarter in the prior year primarily due to a $1.5 million decrease in foreign currency gains partially offset by a $0.9 million increase in interest income. The decrease of foreign currency gains is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency losses of $0.8 million in the first quarter of 2023, and $0.7 million of net foreign currency gains in the same quarter in the prior year.

Income tax provision. Our effective income tax rate was 17.9% and 11.9% for the quarters ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate for the three months ended March 31, 2023 is due to a net decrease of excess tax benefits on restricted stock vesting.

Liquidity and Capital Resources

During the first three months of 2023, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of March 31, 2023 included $120.0 million held in the U.S. and $61.6 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would not be subject to additional U.S. income taxes on such earnings, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $58.7 million and $31.8 million in the three months ended March 31, 2023 and 2022, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the three months ended March 31, 2023 increased $26.9 million compared to the same period in the prior year, which is mainly due to earnings growth for the first three months in 2023, and the timing of cash collections from our customers.

Cash flow used in investing activities totaled $0.7 million and $1.2 million in the three months ended March 31, 2023 and 2022, respectively. Our investing activities for both the three months ended March 31, 2023 and 2022 consisted of capital spending to support company growth.

Financing activities used cash of $101.7 million and $77.1 million for the three months ended March 31, 2023 and 2022, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the three months ended March 31, 2023 and 2022 totaled $101.7 million and $77.1 million, respectively, including shares withheld for taxes of $27.5 million and $27.1 million, respectively.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. We continue to focus on managing liquidity, while investing in and growing our headcount capacity to support our customers and grow our business. For the remainder of 2023, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably investing in our business to extend our market leadership. We will continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We will also continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. At this time, we do not anticipate any borrowing requirements for the remainder of 2023 for general corporate purposes.

Aggregate Contractual Obligations

Our principal commitments consist of multiple non-cancelable contracts for cloud infrastructure services and obligations under operating leases. As of March 31, 2023, our cloud infrastructure obligations are approximately $117.7 million over the next 5 years. We also enter into non-cancelable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of March 31, 2023, are approximately $19.9 million over the next 5 years. We expect to fulfill all these commitments from our working capital.

Critical Accounting Policies and Estimates

In the first three months of 2023, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022.

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

•
ongoing disruption and transformation in our vertical markets;
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
•
the possible effects on international commerce of new or increased tariffs, or a “trade war”; and
•
other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as these may be updated from time to time in subsequent quarterly reports.

We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the Quantitative and Qualitative Disclosures about Market Risk previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our ongoing publicly announced repurchase program for the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2023	-	$-	-	$75,000,000
February 1 - February 28, 2023	274,254	144.89	274,254	35,262,573
March 1 - March 31, 2023	240,584	143.15	240,584	823,262
Total	514,838		514,838

In April 2023, our Board of Directors approved replenishing the Company’s share repurchase authority to an aggregate of $75.0 million of our common stock.

Item 3. Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	April 28, 2023	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2023	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)