Form 10-Q
period 2023-06-30
MANHATTAN ASSOCIATES INC
filed 2023-07-28
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the Registrant’s class of capital stock outstanding as of July 21, 2023, the latest practicable date, is as follows: 61,668,802 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended June 30, 2023

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$153,294	$225,463
Accounts receivable, net of allowance of $5,903 and $6,009, at June 30, 2023 and December 31, 2022, respectively	178,453	166,767
Prepaid expenses and other current assets	28,272	23,145
Total current assets	360,019	415,375

Property and equipment, net	11,754	12,803
Operating lease right-of-use assets	16,052	17,794
Goodwill, net	62,233	62,230
Deferred income taxes	48,259	37,206
Other assets	28,677	24,770
Total assets	$526,994	$570,178

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,124	$25,701
Accrued compensation and benefits	51,937	54,469
Accrued and other liabilities	25,339	24,569
Deferred revenue	227,100	208,807
Income taxes payable	109	2,049
Total current liabilities	330,609	315,595

Operating lease liabilities, long-term	12,459	14,065
Other non-current liabilities	13,376	13,718

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2023 and 2022	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 61,668,512 and 62,191,570 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	617	621
Retained earnings	196,673	253,711
Accumulated other comprehensive loss	(26,740)	(27,532)
Total shareholders' equity	170,550	226,800
Total liabilities and shareholders' equity	$526,994	$570,178

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$60,943	$42,203	$118,163	$79,500
Software license	3,745	5,125	9,097	13,483
Maintenance	35,826	35,993	71,476	71,295
Services	124,609	100,941	240,779	190,859
Hardware	5,893	7,662	12,514	15,743
Total revenue	231,016	191,924	452,029	370,880
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	108,445	87,766	211,772	170,791
Cost of software license	368	880	670	1,282
Research and development	31,600	27,924	62,394	55,379
Sales and marketing	18,563	17,749	36,628	32,139
General and administrative	20,237	18,606	40,190	36,571
Depreciation and amortization	1,320	1,746	2,807	3,493
Total costs and expenses	180,533	154,671	354,461	299,655
Operating income	50,483	37,253	97,568	71,225
Other income, net	1,041	2,243	1,184	2,981
Income before income taxes	51,524	39,496	98,752	74,206
Income tax provision	11,904	8,671	20,341	12,789
Net income	$39,620	$30,825	$78,411	$61,417

Basic earnings per share	$0.64	$0.49	$1.26	$0.97
Diluted earnings per share	$0.63	$0.49	$1.25	$0.97

Weighted average number of shares:
Basic	61,862	62,954	62,036	63,083
Diluted	62,432	63,419	62,599	63,644

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$39,620	$30,825	$78,411	$61,417
Foreign currency translation adjustment	(16)	(4,085)	792	(5,215)
Comprehensive income	$39,604	$26,740	$79,203	$56,202

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2023	2022
	(unaudited)	(unaudited)
Operating activities:
Net income	$78,411	$61,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,807	3,493
Equity-based compensation	34,568	29,676
Loss (gain) on disposal of equipment	22	(92)
Deferred income taxes	(11,038)	(12,535)
Unrealized foreign currency loss (gain)	1,577	(2,087)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,024)	(11,703)
Other assets	(5,825)	(6,697)
Accounts payable, accrued and other liabilities	(2,593)	(587)
Income taxes	(5,359)	(3,519)
Deferred revenue	17,740	27,116
Net cash provided by operating activities	99,286	84,482

Investing activities:
Purchase of property and equipment	(1,675)	(2,243)
Net cash used in investing activities	(1,675)	(2,243)

Financing activities:
Repurchase of common stock	(169,115)	(127,787)
Net cash used in financing activities	(169,115)	(127,787)

Foreign currency impact on cash	(665)	(4,387)

Net change in cash and cash equivalents	(72,169)	(49,935)
Cash and cash equivalents at beginning of period	225,463	263,706
Cash and cash equivalents at end of period	$153,294	$213,771

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended June 30, 2023
Balance, March 31, 2023 (unaudited)	62,026,840	$620	$-	$207,176	$(26,724)	$181,072
Repurchase of common stock	(385,047)	(3)	(17,301)	(50,123)	-	(67,427)
Restricted stock units issuance	26,719	-	-	-	-	-
Excise tax on net stock repurchases	-	-	(627)	-	-	(627)
Equity-based compensation	-	-	17,928	-	-	17,928
Foreign currency translation adjustment	-	-	-	-	(16)	(16)
Net income	-	-	-	39,620	-	39,620
Balance, June 30, 2023 (unaudited)	61,668,512	$617	$0	$196,673	$(26,740)	$170,550

For the Six Months Ended June 30, 2023
Balance, December 31, 2022 (audited)	62,191,570	$621	$-	$253,711	$(27,532)	$226,800
Repurchase of common stock	(1,108,415)	(10)	(33,656)	(135,449)	-	(169,115)
Restricted stock units issuance	585,357	6	(6)	-	-	-
Excise tax accrued			(906)			(906)
Equity-based compensation	-	-	34,568	-	-	34,568
Foreign currency translation adjustment	-	-	-	-	792	792
Net income	-	-	-	78,411	-	78,411
Balance, June 30, 2023 (unaudited)	61,668,512	$617	$0	$196,673	$(26,740)	$170,550

For the Three Months Ended June 30, 2022
Balance, March 31, 2022 (unaudited)	63,113,221	$631	$-	$237,463	$(20,958)	$217,136
Repurchase of common stock	(420,785)	(5)	(15,537)	(35,137)	-	(50,679)
Restricted stock units issuance	26,077	1	(1)	-	-	-
Equity-based compensation	-	-	15,538	-	-	15,538
Foreign currency translation adjustment	-	-	-	-	(4,085)	(4,085)
Net income	-	-	-	30,825	-	30,825
Balance, June 30, 2022 (unaudited)	62,718,513	$627	$-	$233,151	$(25,043)	$208,735

For the Six Months Ended June 30, 2022
Balance, December 31, 2021 (audited)	63,154,494	$631	$-	$269,841	$(19,828)	$250,644
Repurchase of common stock	(1,006,894)	(10)	(29,670)	(98,107)	-	(127,787)
Restricted stock units issuance	570,913	6	(6)	-	-	-
Equity-based compensation	-	-	29,676	-	-	29,676
Foreign currency translation adjustment	-	-	-	-	(5,215)	(5,215)
Net income	-	-	-	61,417	-	61,417
Balance, June 30, 2022 (unaudited)	62,718,513	$627	$-	$233,151	$(25,043)	$208,735

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2022.

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

Our services revenue consists of fees generated from implementation, training, and application managed services, including reimbursements of out-of-pocket expenses in connection with our implementation services. Implementation services include system planning, design, configuration, testing, and other software implementation support, and are typically optional and distinct from our software. Following implementation, customers who have purchased perpetual licenses may purchase application managed services to support and maintain our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. In certain situations, we render professional services under agreements based upon a fixed fee for portions of or all of the engagement. Revenue related to fixed-fee-based services contracts is recognized over time based on the proportion performed.

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

Contract Balances

Timing of invoicing to customers may differ from timing of revenue recognition. Payment terms for our software licenses vary. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our customers. Cloud subscriptions and maintenance are typically billed annually in advance. We typically bill our professional services monthly as performed. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we are applying the practical expedient to exclude from consideration any contracts with payment terms of one year or less as we rarely offer terms extending beyond one year or invoice more than a year in advance.

Deferred revenue mainly represents amounts collected prior to having completed performance of cloud subscriptions, maintenance, and professional services. In the three and six months ended June 30, 2023, we recognized $59.4 million and $142.7 million of revenue that was included in the deferred revenue balance as of December 31, 2022. In the three months ended June 30, 2023, we recognized $89.4 million of revenue that was included in the deferred revenue balance as of March 31, 2023.

Remaining Performance Obligations

As of June 30, 2023, approximately $1.2 billion of revenue, approximately 98% of which is cloud-native subscriptions, is expected to be recognized from remaining performance obligations (“RPO”) with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that are expected to be invoiced and recognized as revenue in future periods). We expect to recognize revenue on approximately 40% of these remaining performance obligations over the next 24 months with the balance recognized thereafter. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses based on historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for credit losses generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $0.7 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million for both the six months ended June 30, 2023 and 2022.

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

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $35.1 million as of June 30, 2023, of which $26.2 million is included in other assets and $8.9 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $2.3 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively, and $4.6 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively. No impairment losses were recognized during the periods.

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

At June 30, 2023, our cash and cash equivalents were $70.4 million and $82.9 million, respectively. We had neither short-term investments nor long-term investments at June 30, 2023. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at June 30, 2023.

4.
Equity-Based Compensation

We granted 11,107 and 23,923 restricted stock units (RSUs) during the three months ended June 30, 2023 and 2022, respectively, and granted 581,333 and 677,129 RSUs during the six months ended June 30, 2023 and 2022, respectively. Equity-based compensation expense related to RSUs was $17.9 million and $15.5 million during the three months ended June 30, 2023 and 2022, respectively, and $34.6 million and $29.7 million during the six months ended June 30, 2023 and 2022, respectively.

We present below a summary of changes during the six months ended June 30, 2023 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2022	1,427,831
Granted	581,333
Vested	(585,357)
Forfeited	(10,608)
Outstanding at June 30, 2023	1,413,199

5.
Income Taxes

Our effective tax rate was 23.1% and 22.0% for the three months ended June 30, 2023 and 2022, respectively, and 20.6% and 17.2% for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate for three months ended June 30, 2023 is due to a decrease of favorable tax contingency reserve settlements. The increase in the effective tax rate for the six months ended June 30, 2023 is due to a net decrease of excess tax benefits on restricted stock vesting and a decrease of favorable tax contingency reserve settlements.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended June 30, 2023, our uncertain tax positions decreased by a net $0.3 million due to the settlement of a tax contingency reserve.

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

6.
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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$39,620	$30,825	$78,411	$61,417
Earnings per share:
Basic	$0.64	$0.49	$1.26	$0.97
Effect of CESs	(0.01)	-	(0.01)	-
Diluted	$0.63	$0.49	$1.25	$0.97

Weighted average number of shares:
Basic	61,862	62,954	62,036	63,083
Effect of CESs	570	465	563	561
Diluted	62,432	63,419	62,599	63,644

The number of anti-dilutive CESs during the three and six months ended June 30, 2023 and 2022 was immaterial.

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $3.1 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively, and $6.5 million and $4.5 million for the three and six months ended June 30, 2023 and 2022, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. Certain corporate expenses included in the Americas segment are not charged to the other segments. Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Accounting Standards Codification, we present below certain financial information by reportable segment for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023				2022
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$49,612	$9,782	$1,549	$60,943	$36,184	$4,947	$1,072	$42,203
Software license	2,468	501	776	3,745	3,459	1,262	404	5,125
Maintenance	28,571	4,902	2,353	35,826	29,126	4,738	2,129	35,993
Services	92,743	25,638	6,228	124,609	75,608	20,624	4,709	100,941
Hardware	5,814	79	-	5,893	7,619	43	-	7,662
Total revenue	179,208	40,902	10,906	231,016	151,996	31,614	8,314	191,924

Costs and Expenses:
Cost of revenue	81,356	22,592	4,865	108,813	67,062	17,700	3,884	88,646
Operating expenses	64,356	4,626	1,418	70,400	58,863	4,331	1,085	64,279
Depreciation and amortization	1,170	128	22	1,320	1,564	160	22	1,746
Total costs and expenses	146,882	27,346	6,305	180,533	127,489	22,191	4,991	154,671
Operating income	$32,326	$13,556	$4,601	$50,483	$24,507	$9,423	$3,323	$37,253

	Six Months Ended June 30,
	2023				2022
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$95,966	$19,111	$3,086	$118,163	$67,613	$9,849	$2,038	$79,500
Software license	5,054	1,851	2,192	9,097	7,461	5,261	761	13,483
Maintenance	56,987	9,760	4,729	71,476	57,083	9,631	4,581	71,295
Services	179,557	49,727	11,495	240,779	143,727	38,933	8,199	190,859
Hardware	12,403	111	-	12,514	15,652	91	-	15,743
Total revenue	349,967	80,560	21,502	452,029	291,536	63,765	15,579	370,880

Costs and Expenses:
Cost of revenue	158,723	44,267	9,452	212,442	129,805	34,435	7,833	172,073
Operating expenses	126,724	9,724	2,764	139,212	112,704	9,068	2,317	124,089
Depreciation and amortization	2,547	220	40	2,807	3,127	322	44	3,493
Total costs and expenses	287,994	54,211	12,256	354,461	245,636	43,825	10,194	299,655
Operating income	$61,973	$26,349	$9,246	$97,568	$45,900	$19,940	$5,385	$71,225

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the six months ended June 30, 2023. The majority of our software license revenue (over 75%) relates to our warehouse management product group for the three and six months ended June 30, 2023.

At June 30, 2023, total assets for the Americas, EMEA and APAC segments were $424.1 million, $83.0 million and $19.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors. See “Forward-Looking Statements” below.

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
•
hardware sales.

In the three and six months ended June 30, 2023, we generated $231.0 million and $452.0 million in total revenue, respectively. The revenue mix for the three months ended June 30, 2023 was: cloud subscriptions 26%; software license 2%; maintenance 16%; services 54%; and hardware 2%. The revenue mix for the six months ended June 30, 2023 was: cloud subscriptions 26%; software license 2%; maintenance 16%; services 53%; and hardware 3%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $76.3 million and $149.0 million for the three and six months ended June 30, 2023, respectively, which represents approximately 33% of our total revenue for both three and six months ended June 30, 2023. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2023, we employed approximately 4,500 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

While we remain cautious about the global economy, our results for the first six months of 2023 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. We believe that this alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period.

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

For the remainder of 2023, our five strategic goals remain to:

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

In the sixth year of our cloud transition, demand for our cloud solutions is the dominant preference of customers. Cloud solutions are our fastest growing revenue line and represents 93% of total software revenue in the first six months of 2023. We believe the reduction in license and maintenance revenue in favor of our cloud offerings is positive for our customers and Manhattan Associates.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In both the three and six months ended June 30, 2023, approximately 67% of our total revenue was generated in the United States, 18% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 75% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

In the six months ended June 30, 2023, cloud subscriptions revenue was 93% of total cloud and software license revenue. RPO increased 38% over prior year on strong demand. As of June 30, 2023, approximately $1.2 billion of revenue, 98% of which is cloud native subscriptions, is expected to be recognized from RPO with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that are expected to be invoiced and recognized as revenue in future periods).

In the three months ended June 30, 2023, cloud subscriptions revenue totaled $60.9 million or 26% of total revenues. In the six months ended June 30, 2023, cloud subscriptions revenue totaled $118.2 million or 26% of total revenues. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically five years and more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. In the three months ended June 30, 2023, software license revenue totaled $3.7 million, or 2% of total revenue. In the six months ended June 30, 2023, software license revenue totaled $9.1 million or 2% of total revenue.

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

Maintenance Revenue. Our maintenance revenue for the three months ended June 30, 2023 totaled $35.8 million, or 16% of total revenue. For the six months ended June 30, 2023, maintenance revenue totaled $71.5 million or 16% of total revenue. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our perpetual software license customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

Maintenance revenue is influenced by: (1) the amount of new software license revenue; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates; and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services Revenue. In the three months ended June 30, 2023, our services revenue totaled $124.6 million, or 54% of total revenue. In the six months ended June 30, 2023, our services revenue totaled $240.8 million, or 53% of total revenue.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $5.9 million in the three months ended June 30, 2023 representing 2% of total revenue. For the six months ended June 30, 2023, hardware revenue totaled $12.5 million, or 3% of total revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors, and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and points of sale. Our R&D expenses were $31.6 million and $62.4 million for the three and six months ended June 30, 2023.

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

Cash Flow and Financial Condition

For the three and six months ended June 30, 2023, we generated cash flow from operating activities of $40.6 million and $99.3 million, respectively. Our cash and cash equivalents at June 30, 2023 totaled $153.3 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, during the six months ended June 30, 2023, we repurchased approximately $140.9 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In July 2023, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our common stock.

For the remainder of 2023, we expect our first priority for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also expect to prioritize capital allocation in our global teams to fund growth, and share repurchases. We do not anticipate any borrowing requirements in 2023 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)

Revenue	$231,016	$191,924	$452,029	$370,880
Costs and expenses	180,533	154,671	354,461	299,655
Operating income	50,483	37,253	97,568	71,225
Other income, net	1,041	2,243	1,184	2,981
Income before income taxes	51,524	39,496	98,752	74,206
Net income	$39,620	$30,825	$78,411	$61,417
Diluted earnings per share	$0.63	$0.49	$1.25	$0.97
Diluted weighted average number of shares	62,432	63,419	62,599	63,644

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three and six months ended June 30, 2023 and 2022, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change vs. Prior Year	2023	2022	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Cloud subscriptions
Americas	49,612	36,184	37%	95,966	67,613	42%
EMEA	9,782	4,947	98%	19,111	9,849	94%
APAC	1,549	1,072	44%	3,086	2,038	51%
Total cloud subscriptions	60,943	42,203	44%	118,163	79,500	49%

Software license
Americas	2,468	3,459	-29%	5,054	7,461	-32%
EMEA	501	1,262	-60%	1,851	5,261	-65%
APAC	776	404	92%	2,192	761	188%
Total software license	3,745	5,125	-27%	9,097	13,483	-33%

Maintenance
Americas	28,571	29,126	-2%	56,987	57,083	0%
EMEA	4,902	4,738	3%	9,760	9,631	1%
APAC	2,353	2,129	11%	4,729	4,581	3%
Total maintenance	35,826	35,993	0%	71,476	71,295	0%

Services
Americas	92,743	75,608	23%	179,557	143,727	25%
EMEA	25,638	20,624	24%	49,727	38,933	28%
APAC	6,228	4,709	32%	11,495	8,199	40%
Total services	124,609	100,941	23%	240,779	190,859	26%

Hardware
Americas	5,814	7,619	-24%	12,403	15,652	-21%
EMEA	79	43	84%	111	91	22%
APAC	-	-	-	-	-	-
Total hardware and other	5,893	7,662	-23%	12,514	15,743	-21%

Total Revenue
Americas	179,208	151,996	18%	349,967	291,536	20%
EMEA	40,902	31,614	29%	80,560	63,765	26%
APAC	10,906	8,314	31%	21,502	15,579	38%
Total revenue	$231,016	$191,924	20%	$452,029	$370,880	22%

Operating income:
Americas	32,326	24,507	32%	61,973	45,900	35%
EMEA	13,556	9,423	44%	26,349	19,940	32%
APAC	4,601	3,323	38%	9,246	5,385	72%
Total operating income	$50,483	$37,253	36%	$97,568	$71,225	37%

Condensed Consolidated Financial Summary - Second Quarter 2023

•
Consolidated total revenue: $231.0 million for the second quarter of 2023, compared to $191.9 million for the second quarter of 2022;
•
Cloud subscription revenue: $60.9 million for the second quarter of 2023, compared to $42.2 million for the second quarter of 2022;
•
Software license revenue: $3.7 million for the second quarter of 2023, compared to $5.1 million for the second quarter of 2022;
•
Services revenue: $124.6 million for the second quarter of 2023, compared to $100.9 million for the second quarter of 2022;

•
Operating income: $50.5 million for the second quarter of 2023, compared to $37.3 million for the second quarter of 2022;
•
Operating margins: 21.9% for the second quarter of 2023, compared to 19.4% for the second quarter of 2022;
•
Diluted earnings per share: $0.63 for the second quarter of 2023 compared to $0.49 for the second quarter of 2022;
•
Cash flow from operations: $40.6 million in the second quarter of 2023, compared to $52.7 million in the second quarter of 2022;
•
Days sales outstanding: 70 days at June 30, 2023, compared to 65 days at March 31, 2023;
•
Cash: $153.3 million at June 30, 2023, compared to $181.6 million at March 31, 2023;
•
Share repurchases: In the three months ended June 30, 2023, we reduced our common shares outstanding by approximately 0.6%, primarily through the repurchase of approximately 0.4 million shares of our common stock, under the share repurchase program authorized by our board of directors for a total investment of $66.7 million. In July 2023, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our outstanding common stock.

Below we discuss our consolidated results of operations for the second quarters of 2023 and 2022.

Revenue

	Three Months Ended June 30,
			% Change vs.	% of Total Revenue
	2023	2022	Prior Year	2023	2022
	(in thousands)

Cloud subscriptions	$60,943	$42,203	44%	26%	22%
Software license	3,745	5,125	-27%	2%	3%
Maintenance	35,826	35,993	0%	16%	19%
Services	124,609	100,941	23%	54%	52%
Hardware	5,893	7,662	-23%	2%	4%
Total revenue	$231,016	$191,924	20%	100%	100%

Cloud Subscriptions Revenue. In the second quarter of 2023, cloud subscriptions revenue increased $18.7 million compared to the same quarter in the prior year. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $13.4 million, $4.8 million and $0.5 million in the second quarter of 2023, respectively.

Software License Revenue. Software license revenue decreased $1.4 million in the second quarter of 2023 compared to the same quarter in the prior year on strong market preference for our cloud-native solutions. The perpetual license sales percentage mix across our product suite in the second quarter ended June 30, 2023 was over 75% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $0.2 million in the second quarter of 2023 compared to the same quarter in the prior year. The majority of our maintenance revenue is derived from our Americas segment.

Services Revenue. Services revenue increased $23.7 million in the second quarter of 2023 compared to the same quarter in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $17.2 million, $5.0 million, and $1.5 million, respectively, compared to the same quarter in the prior year, primarily driven by the increase in cloud subscriptions.

Hardware Revenue. Hardware sales decreased $1.8 million in the second quarter of 2023 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended June 30,
	2023	2022	% Change vs. Prior Year
Cost of software license	$368	$880	-58%
Cost of cloud subscriptions, maintenance and services	108,445	87,766	24%
Total cost of revenue	$108,813	$88,646	23%

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license decreased by $0.5 million in the second quarter of 2023 compared with the same quarter in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $20.7 million increase in the quarter ended June 30, 2023 compared to the same quarter in the prior year was principally due to a $12.9 million increase in compensation and other personnel-related expenses, a $3.2 million increase in performance-based compensation, a $2.5 million increase in travel expenses, and a $1.4 million increase in computer infrastructure costs.

Operating Expenses

	Three Months Ended June 30,
	2023	2022	% Change vs. Prior Year
	(in thousands)

Research and development	$31,600	$27,924	13%
Sales and marketing	18,563	17,749	5%
General and administrative	20,237	18,606	9%
Depreciation and amortization	1,320	1,746	-24%
Operating expenses	$71,720	$66,025	9%

Research and Development. Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization, Omnichannel and point-of-sale.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended June 30, 2023 increased by $3.7 million, compared to the same quarter of 2022 principally due to a $2.6 million increase in compensation and other personnel-related expenses, and a $0.8 million increase in performance-based compensation.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $0.8 million in the quarter ended June 30, 2023 compared to the same quarter in the prior year primarily due to a $1.0 million increase in compensation and other personnel-related expenses.

General and Administrative (G&A). G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $1.6 million, in the current year quarter compared to the same quarter in the prior year, primarily due to a $0.8 million increase in compensation and other personnel-related expenses, and a $0.3 million increase in performance-based compensation.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the second quarter of 2023 and 2022 was $1.3 million and $1.7 million, respectively.

Operating Income

Operating income in the second quarter of 2023 was $50.5 million compared to $37.3 million in the same quarter in the prior year. Operating margin was 21.9% for the second quarter of 2023 versus 19.4% for the same quarter in the prior year. Operating income and margin increased primarily due to increased cloud subscriptions and services revenues.

Other Income and Income Taxes

	Three Months Ended June 30,
	2023	2022	% Change vs. Prior Year

Other income, net	$1,041	$2,243	-54%
Income tax provision	11,904	8,671	37%

Other income, net. Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $1.2 million in the second quarter of 2023 compared to the same quarter in the prior year primarily due to a $2.6 million decrease in foreign currency gains partially offset by a $1.4 million increase in interest income. The decrease of foreign currency gains is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency losses of $0.5 million in the second quarter of 2023, and a $2.1 million of net foreign currency gains in the same quarter in the prior year.

Income tax provision. Our effective income tax rate was 23.1% and 22.0% for the quarters ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate for the three months ended June 30, 2023 due to a decrease of favorable tax contingency reserve settlements.

Condensed Consolidated Financial Summary – First Six Months of 2023

•
Consolidated revenue: $452.0 million for the six months ended June 30, 2023 compared to $370.9 million for the six months ended June 30, 2022.
•
Cloud subscription revenue: $118.2 million for the six months ended June 30, 2023 compared to $79.5 million for the six months ended June 30, 2022.
•
Software license revenue: $9.1 million for the six months ended June 30, 2023, compared to $13.5 million for the six months ended June 30, 2022.
•
Services revenue: $240.8 million for the six months ended June 30, 2023, compared to $190.9 million for the six months ended June 30, 2022.
•
Operating income: $97.6 million for the six months ended June 30, 2023, compared to $71.2 million for the six months ended June 30, 2022.
•
Operating margins: 21.6% for the six months ended June 30, 2023, compared to 19.2% for the six months ended June 30, 2022.
•
Diluted earnings per share: $1.25 for the six months ended June 30, 2023 compared to $0.97 for the six months ended June 30, 2022.
•
Cash flow from operations: $99.3 million for the six months ended June 30, 2023, compared to $84.5 million for the six months ended June 30, 2022.
•
Cash: $153.3 million at June 30, 2023, compared to $225.5 million at December 31, 2022.
•
Share repurchases: During the six months ended June 30, 2023, we reduced our common shares outstanding by approximately 0.8% primarily through the repurchase of approximately 0.9 million shares of our common stock, under the share repurchase program authorized by our board of directors, for a total investment of $140.9 million.

Below we discuss our consolidated results of operations for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2023	2022	Prior Year	2023	2022
	(in thousands)

Cloud subscriptions	$118,163	$79,500	49%	26%	21%
Software license	9,097	13,483	-33%	2%	4%
Maintenance	71,476	71,295	0%	16%	19%
Services	240,779	190,859	26%	53%	52%
Hardware	12,514	15,743	-21%	3%	4%
Total revenue	$452,029	$370,880	22%	100%	100%

Cloud Subscription Revenue. Cloud subscriptions revenue increased $38.7 million in the six months ended June 30, 2023 compared to the same period in the prior year, as customers continued to purchase our SaaS offerings rather than a traditional perpetual license. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $28.4 million, $9.3 million and $1.0 million, respectively, in the six months ended June 30, 2023.

Software License Revenue. Software license revenue decreased $4.4 million in the six months ended June 30, 2023 compared to the same period in the prior year. We believe the decrease reflects a strong market preference for our cloud-native solutions.

The license sales percentage mix across our product suite in the six months ended June 30, 2023 was over 75% warehouse management solutions.

Maintenance Revenue. Maintenance revenue increased $0.1 million in the six months ended June 30, 2023 compared to the same period in the prior year. Maintenance revenue for EMEA and APAC segments both increased $0.1 million, in the six months ended June 30, 2023, while the Americas segment decreased $0.1 million.

Services Revenue. Services revenue increased $49.9 million in the six months ended June 30, 2023 compared to the same period in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $35.8 million, $10.8 million and $3.3 million in the six months ended June 30, 2023, respectively, compared with the same period in the prior year, primarily driven by the increase in cloud subscriptions.

Hardware Revenue. Hardware sales decreased $3.2 million in the six months ended June 30, 2023 compared to the same period in the prior year.

Cost of Revenue

	Six Months Ended June 30,
	2023	2022	% Change vs. Prior Year

Cost of software license	$670	$1,282	-48%
Cost of cloud subscriptions, maintenance and services	211,772	170,791	24%
Total cost of revenue	$212,442	$172,073	23%

Cost of Software License. Cost of software license slightly decreased by $0.6 million in the six months ended June 30, 2023 compared with the same period in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud operations; maintenance services; and professional and technical services as well as hosting fees. The $41.0 million increase in the six months ended June 30, 2023 compared to the same period in the prior year was principally due to a $27.8 million increase in compensation and other personnel-related expenses, a $4.6 million increase in performance-based compensation expense, a $4.4 million increase in travel expense, and a $2.6 million increase in computer infrastructure cost.

Operating Expenses

	Six Months Ended June 30,
	2023	2022	% Change vs. Prior Year
	(in thousands)

Research and development	$62,394	$55,379	13%
Sales and marketing	36,628	32,139	14%
General and administrative	40,190	36,571	10%
Depreciation and amortization	2,807	3,493	-20%
Operating expenses	$142,019	$127,582	11%

Research and Development. R&D expenses for the six months ended June 30, 2023 increased $7.0 million compared to the same period in the prior year principally due to a $5.4 million increase in compensation and other personnel-related expenses, and a $1.1 million increase in performance-based compensation expense.

Sales and Marketing. Sales and marketing expenses increased $4.5 million in the six months ended June 30, 2023 compared to the same period in the prior year primarily due to a $2.6 million increase in marketing and campaign programs, and a $1.9 million increase in compensation and other personnel related expenses.

General and Administrative. General and administrative expenses increased $3.6 million in the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to a $2.4 million increase in compensation and other personnel related expenses, and a $0.4 million increase in performance-based compensation expense.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the six months ended June 30, 2023 and 2022 was $2.8 million and $3.5 million, respectively.

Operating Income

Operating income for the six months ended June 30, 2023 was $97.6 million compared to $71.2 million for the same period in the prior year. Operating margin was 21.6% the first six months of 2023 versus 19.2% for the same period in the prior year. Operating income and margin increased primarily due to increased cloud subscriptions and services revenues.

Other Income and Income Taxes

	Six Months Ended June 30,
	2023	2022	% Change vs. Prior Year

Other income, net	$1,184	$2,981	-60%
Income tax provision	20,341	12,789	59%

Other income, net. Other income, net decreased $1.8 million in the six months ended June 30, 2023 compared to the same period in the prior year primarily due to a $4.1 million decrease in foreign currency gains partially offset by a $2.4 million increase in interest income. The decrease of foreign currency gains is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency losses of $1.3 million in the first six months of 2023, and $2.8 million of net foreign currency gains in the first six months of 2022.

Income tax provision. Our effective income tax rate was 20.6% and 17.2% for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate for the six months ended June 30, 2023 is due to a net decrease of excess tax benefits on restricted stock vesting and a decrease of favorable tax contingency reserve settlements.

Liquidity and Capital Resources

During the first six months of 2023, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of June 30, 2023 included $92.1 million held in the U.S. and $61.2 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would not be subject to additional U.S. income taxes on such earnings, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $99.3 million and $84.5 million in the six months ended June 30, 2023 and 2022, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the six months ended June 30, 2023 increased $14.8 million compared to the same period in the prior year, which is mainly due to earnings growth for the first six months of 2023, and the timing of cash collections from our customers.

Cash flow used in investing activities totaled $1.7 million and $2.2 million in the six months ended June 30, 2023 and 2022, respectively. Our investing activities for both the six months ended June 30, 2023 and 2022 consisted of capital spending to support company growth.

Financing activities used cash of $169.1 million and $127.8 million for the six months ended June 30, 2023 and 2022, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the six months ended June 30, 2023 and 2022 totaled $169.1 million and $127.8 million, respectively, including shares withheld for taxes of $28.2 million and $27.7 million, respectively.

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

Aggregate Contractual Obligations

Our principal commitments consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of June 30, 2023, our cloud infrastructure obligations are approximately $129.9 million over the next 5 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of June 30, 2023, are approximately $18.7 million over the next 5 years. We expect to fulfill all these commitments from our working capital.

Critical Accounting Policies and Estimates

In the first six months of 2023, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2023	8,365	$169.04	8,365	$73,585,954
May 1 - May 31, 2023	262,809	171.48	262,809	28,518,939
June 1 - June 30, 2023	110,183	184.13	110,183	8,231,022
Total	381,357		381,357

Item 3. Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	July 28, 2023	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2023	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)