Form 10-Q
period 2023-09-30
MANHATTAN ASSOCIATES INC
filed 2023-10-26
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the Registrant’s class of capital stock outstanding as of October 26, 2023, the latest practicable date, is as follows: 61,565,157 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended September 30, 2023

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$182,312	$225,463
Accounts receivable, net of allowance of $5,367 and $6,009, at September 30, 2023 and December 31, 2022, respectively	183,377	166,767
Prepaid expenses and other current assets	27,170	23,145
Total current assets	392,859	415,375

Property and equipment, net	11,266	12,803
Operating lease right-of-use assets	19,976	17,794
Goodwill, net	62,228	62,230
Deferred income taxes	55,523	37,206
Other assets	31,143	24,770
Total assets	$572,995	$570,178

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,253	$25,701
Accrued compensation and benefits	67,187	54,469
Accrued and other liabilities	26,429	24,569
Deferred revenue	213,440	208,807
Income taxes payable	517	2,049
Total current liabilities	332,826	315,595

Operating lease liabilities, long-term	16,237	14,065
Other non-current liabilities	13,827	13,718

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2023 and 2022	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 61,562,480 and 62,191,570 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	616	621
Retained earnings	238,315	253,711
Accumulated other comprehensive loss	(28,826)	(27,532)
Total shareholders' equity	210,105	226,800
Total liabilities and shareholders' equity	$572,995	$570,178

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$65,033	$45,267	$183,196	$124,767
Software license	3,870	6,386	12,967	19,869
Maintenance	35,296	35,820	106,772	107,115
Services	127,965	103,425	368,744	294,284
Hardware	6,277	7,203	18,791	22,946
Total revenue	238,441	198,101	690,470	568,981
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	111,142	95,691	322,914	266,482
Cost of software license	297	467	967	1,749
Research and development	33,093	29,375	95,487	84,754
Sales and marketing	17,650	15,742	54,278	47,881
General and administrative	21,371	18,392	61,561	54,963
Depreciation and amortization	1,440	1,664	4,247	5,157
Total costs and expenses	184,993	161,331	539,454	460,986
Operating income	53,448	36,770	151,016	107,995
Other income, net	1,739	1,612	2,923	4,593
Income before income taxes	55,187	38,382	153,939	112,588
Income tax provision	5,766	8,708	26,107	21,497
Net income	$49,421	$29,674	$127,832	$91,091

Basic earnings per share	$0.80	$0.47	$2.07	$1.45
Diluted earnings per share	$0.79	$0.47	$2.05	$1.43

Weighted average number of shares:
Basic	61,639	62,592	61,902	62,917
Diluted	62,310	63,165	62,501	63,483

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$49,421	$29,674	$127,832	$91,091
Foreign currency translation adjustment	(2,086)	(3,566)	(1,294)	(8,781)
Comprehensive income	$47,335	$26,108	$126,538	$82,310

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2023	2022
	(unaudited)	(unaudited)
Operating activities:
Net income	$127,832	$91,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,247	5,157
Equity-based compensation	53,598	44,209
Loss (gain) on disposal of equipment	42	(20)
Deferred income taxes	(18,359)	(20,736)
Unrealized foreign currency loss (gain)	922	(2,933)
Changes in operating assets and liabilities:
Accounts receivable, net	(17,168)	(23,384)
Other assets	(7,747)	(9,190)
Accounts payable, accrued and other liabilities	13,477	20,743
Income taxes	(4,347)	(730)
Deferred revenue	5,362	20,195
Net cash provided by operating activities	157,859	124,402

Investing activities:
Purchase of property and equipment	(2,761)	(4,152)
Net cash used in investing activities	(2,761)	(4,152)

Financing activities:
Repurchase of common stock	(195,716)	(179,029)
Net cash used in financing activities	(195,716)	(179,029)

Foreign currency impact on cash	(2,533)	(7,872)

Net change in cash and cash equivalents	(43,151)	(66,651)
Cash and cash equivalents at beginning of period	225,463	263,706
Cash and cash equivalents at end of period	$182,312	$197,055

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended September 30, 2023
Balance, June 30, 2023 (unaudited)	61,668,512	$617	$-	$196,673	$(26,740)	$170,550
Repurchase of common stock	(136,165)	(1)	(18,821)	(7,779)	-	(26,601)
Restricted stock units issuance	30,133	-	-	-	-	-
Excise tax on net stock repurchases	-	-	(209)	-	-	(209)
Equity-based compensation	-	-	19,030	-	-	19,030
Foreign currency translation adjustment	-	-	-	-	(2,086)	(2,086)
Net income	-	-	-	49,421	-	49,421
Balance, September 30, 2023 (unaudited)	61,562,480	$616	$-	$238,315	$(28,826)	$210,105

For the Nine Months Ended September 30, 2023
Balance, December 31, 2022 (audited)	62,191,570	$621	$-	$253,711	$(27,532)	$226,800
Repurchase of common stock	(1,244,580)	(11)	(52,477)	(143,228)	-	(195,716)
Restricted stock units issuance	615,490	6	(6)	-	-	-
Excise tax accrued			(1,115)			(1,115)
Equity-based compensation	-	-	53,598	-	-	53,598
Foreign currency translation adjustment	-	-	-	-	(1,294)	(1,294)
Net income	-	-	-	127,832	-	127,832
Balance, September 30, 2023 (unaudited)	61,562,480	$616	$-	$238,315	$(28,826)	$210,105

For the Three Months Ended September 30, 2022
Balance, June 30, 2022 (unaudited)	62,718,513	$627	$-	$233,151	$(25,043)	$208,735
Repurchase of common stock	(354,711)	(3)	(14,533)	(36,706)	-	(51,242)
Restricted stock units issuance	30,658	-	-	-	-	-
Equity-based compensation	-	-	14,533	-	-	14,533
Foreign currency translation adjustment	-	-	-	-	(3,566)	(3,566)
Net income	-	-	-	29,674	-	29,674
Balance, September 30, 2022 (unaudited)	62,394,460	$624	$-	$226,119	$(28,609)	$198,134

For the Nine Months Ended September 30, 2022
Balance, December 31, 2021 (audited)	63,154,494	$631	$-	$269,841	$(19,828)	$250,644
Repurchase of common stock	(1,361,605)	(13)	(44,203)	(134,813)	-	(179,029)
Restricted stock units issuance	601,571	6	(6)	-	-	-
Equity-based compensation	-	-	44,209	-	-	44,209
Foreign currency translation adjustment	-	-	-	-	(8,781)	(8,781)
Net income	-	-	-	91,091	-	91,091
Balance, September 30, 2022 (unaudited)	62,394,460	$624	$-	$226,119	$(28,609)	$198,134

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2022.

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

Deferred revenue represents amounts collected prior to having completed performance of cloud subscriptions, maintenance, and professional services. In the three and nine months ended September 30, 2023, we recognized $39.2 million and $181.9 million of revenue that was included in the deferred revenue balance as of December 31, 2022. In the three months ended September 30, 2023, we recognized $97.9 million of revenue that was included in the deferred revenue balance as of June 30, 2023.

Remaining Performance Obligations

As of September 30, 2023, approximately $1.3 billion of revenue - approximately 98% of which is cloud-native subscriptions - is expected to be recognized from remaining performance obligations (RPO) with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that are expected to be invoiced and recognized as revenue in future periods). We expect to recognize revenue on approximately 40% of these remaining performance obligations over the next 24 months with the balance recognized thereafter. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses based on historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for credit losses generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amount charged to operations was $2.8 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $4.0 million and $2.1 million for both the nine months ended September 30, 2023 and 2022.

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

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $38.0 million as of September 30, 2023, of which $28.7 million is included in other assets and $9.3 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $2.4 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and $7.0 million and $5.5 million for the nine months ended September 30, 2023 and 2022, respectively. No impairment losses were recognized during the periods.

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

At September 30, 2023, our cash and cash equivalents were $98.4 million and $83.9 million, respectively. We had neither short-term investments nor long-term investments at September 30, 2023. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at September 30, 2023.

4.
Equity-Based Compensation

We granted 876 and 2,411 restricted stock units (RSUs) during the three months ended September 30, 2023 and 2022, respectively, and granted 582,209 and 679,540 RSUs during the nine months ended September 30, 2023 and 2022, respectively. Equity-based compensation expense related to RSUs was $19.0 million and $14.5 million during the three months ended September 30, 2023 and 2022, respectively, and $53.6 million and $44.2 million during the nine months ended September 30, 2023 and 2022, respectively.

We present below a summary of changes during the nine months ended September 30, 2023 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2022	1,427,831
Granted	582,209
Vested	(615,490)
Forfeited	(12,726)
Outstanding at September 30, 2023	1,381,824

5.
Income Taxes

Our effective tax rate was 10.4% and 22.7% for the three months ended September 30, 2023 and 2022, respectively, and 17.0% and 19.1% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate for three months ended September 30, 2023 is due to a decrease of tax with respect to foreign tax creditability in the United States, allowable United States research and development credits, and favorable return to provision estimates. The decrease in the effective tax rate for the nine months ended September 30, 2023 is due to a decrease of tax with respect to foreign tax creditability in the United States, allowable United States research and development credits, and favorable return to provision estimates offset by a decrease of excess tax benefits on restricted stock vesting.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended September 30, 2023, our uncertain tax positions increased by a net $0.3 million due to the settlement of a tax contingency reserve.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$49,421	$29,674	$127,832	$91,091
Earnings per share:
Basic	$0.80	$0.47	$2.07	$1.45
Effect of CESs	(0.01)	-	(0.02)	(0.02)
Diluted	$0.79	$0.47	$2.05	$1.43

Weighted average number of shares:
Basic	61,639	62,592	61,902	62,917
Effect of CESs	671	573	599	566
Diluted	62,310	63,165	62,501	63,483

The number of anti-dilutive CESs during the three and nine months ended September 30, 2023 and 2022 was immaterial.

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $3.1 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively, and $9.7 million and $6.6 million for the three and nine months ended September 30, 2023 and 2022, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. Certain corporate expenses included in the Americas segment are not charged to the other segments. Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with ASC 280, Segment Reporting, we present below certain financial information by reportable segment for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023				2022
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$52,846	$10,343	$1,844	$65,033	$38,451	$5,695	$1,121	$45,267
Software license	3,502	51	317	3,870	4,686	708	992	6,386
Maintenance	27,951	5,159	2,186	35,296	27,901	5,657	2,262	35,820
Services	96,045	25,594	6,326	127,965	78,479	19,737	5,209	103,425
Hardware	6,220	57	-	6,277	7,157	46	-	7,203
Total revenue	186,564	41,204	10,673	238,441	156,674	31,843	9,584	198,101

Costs and Expenses:
Cost of revenue	84,275	22,134	5,030	111,439	73,787	18,117	4,254	96,158
Operating expenses	66,356	4,514	1,244	72,114	58,475	3,731	1,303	63,509
Depreciation and amortization	1,278	141	21	1,440	1,498	144	22	1,664
Total costs and expenses	151,909	26,789	6,295	184,993	133,760	21,992	5,579	161,331
Operating income	$34,655	$14,415	$4,378	$53,448	$22,914	$9,851	$4,005	$36,770

	Nine Months Ended September 30,
	2023				2022
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$148,812	$29,454	$4,930	$183,196	$106,064	$15,544	$3,159	$124,767
Software license	8,556	1,902	2,509	12,967	12,147	5,969	1,753	19,869
Maintenance	84,938	14,919	6,915	106,772	84,984	15,288	6,843	107,115
Services	275,602	75,321	17,821	368,744	222,206	58,670	13,408	294,284
Hardware	18,623	168	-	18,791	22,809	137	-	22,946
Total revenue	536,531	121,764	32,175	690,470	448,210	95,608	25,163	568,981

Costs and Expenses:
Cost of revenue	242,998	66,401	14,482	323,881	203,592	52,552	12,087	268,231
Operating expenses	193,080	14,238	4,008	211,326	171,179	12,799	3,620	187,598
Depreciation and amortization	3,825	361	61	4,247	4,625	466	66	5,157
Total costs and expenses	439,903	81,000	18,551	539,454	379,396	65,817	15,773	460,986
Operating income	$96,628	$40,764	$13,624	$151,016	$68,814	$29,791	$9,390	$107,995

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the nine months ended September 30, 2023. The majority of our software license revenue (over 80%) relates to our warehouse management product group for the three and nine months ended September 30, 2023.

At September 30, 2023, total assets for the Americas, EMEA and APAC segments were $464.4 million, $81.3 million, and $27.3 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors. See “Forward-Looking Statements” below.

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
•
hardware sales.

In the three and nine months ended September 30, 2023, we generated $238.4 million and $690.5 million in total revenue, respectively. The revenue mix for the three and nine months ended September 30, 2023 was: cloud subscriptions 27%; software license 2%; maintenance 15%; services 53%; and hardware 3%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $72.4 million and $221.4 million for the three and nine months ended September 30, 2023, respectively, which represents approximately 30% and 32% of our total revenue for three and nine months ended September 30, 2023, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2023, we employed approximately 4,500 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

While we remain cautious about the global economy, our results for the first nine months of 2023 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. We believe that this alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period. We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings.

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

Cloud Subscription

In 2017, we released Manhattan Active™ Solutions, a cloud subscription service. Under a cloud subscription, customers pay a periodic fee for the right to use our software within a cloud environment that we provide and manage over a specified period of time. As part of our subscription program, we allow customers to convert their maintenance contracts to cloud subscription contracts.

In the sixth year of our cloud transition, demand for our cloud solutions is the dominant preference of customers. Cloud solutions are our fastest growing revenue line and represents 93% of total software revenue in the first nine months of 2023. We believe the reduction in license and maintenance revenue in favor of our cloud offerings is positive for our customers and Manhattan Associates.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In both the three and nine months ended September 30, 2023, approximately 68% of our total revenue was generated in the United States, 18% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that approximately 77% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

Revenue

Cloud Subscriptions and Software License Revenue. Cloud subscriptions revenue and remaining performance obligation (RPO) growth are the leading indicators of our business performance, primarily derived from cloud native subscription fees that customers pay for our Unified Omnichannel Commerce and Digital Supply Chain solutions.

In the nine months ended September 30, 2023, cloud subscriptions revenue was 93% of total cloud and software license revenue. RPO increased 37% over prior year on strong demand. As of September 30, 2023, approximately $1.3 billion of revenue, 98% of which is cloud native subscriptions, is expected to be recognized from RPO with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that are expected to be invoiced and recognized as revenue in future periods).

In the three months ended September 30, 2023, cloud subscriptions revenue totaled $65.0 million or 27% of total revenues. In the nine months ended September 30, 2023, cloud subscriptions revenue totaled $183.2 million or 27% of total revenues. Cloud subscriptions revenue is recognized ratably over the term of the agreement, typically five years and more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. In the three months ended September 30, 2023, software license revenue totaled $3.9 million, or 2% of total revenue. In the nine months ended September 30, 2023, software license revenue totaled $13.0 million or 2% of total revenue.

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

Maintenance Revenue. Our maintenance revenue for the three months ended September 30, 2023 totaled $35.3 million, or 15% of total revenue. For the nine months ended September 30, 2023, maintenance revenue totaled $106.8 million or 15% of total revenue. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our perpetual software license customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

Maintenance revenue is influenced by: (1) the amount of new software license revenue; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates; and (5) conversion of maintenance contracts to cloud subscription contracts. Substantially all of our customers renew their annual support contracts or convert to cloud subscription contracts. Maintenance revenue is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services Revenue. In the three months ended September 30, 2023, our services revenue totaled $128.0 million, or 53% of total revenue. In the nine months ended September 30, 2023, our services revenue totaled $368.7 million, or 53% of total revenue.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $6.3 million in the three months ended September 30, 2023 representing 3% of total revenue. For the nine months ended September 30, 2023, hardware revenue totaled $18.8 million, or 3% of total revenue. In conjunction with the licensing of our software, and as a convenience for our customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors, and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and points of sale. Our R&D expenses were $33.1 million and $95.5 million for the three and nine months ended September 30, 2023.

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

Cash Flow and Financial Condition

For the three and nine months ended September 30, 2023, we generated cash flow from operating activities of $58.6 million and $157.9 million, respectively. Our cash and cash equivalents at September 30, 2023 totaled $182.3 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, during the nine months ended September 30, 2023, we repurchased approximately $166.0 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In October 2023, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our common stock.

For the remainder of 2023, we expect our first priority for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also expect to prioritize capital allocation in our global teams to fund growth, and share repurchases. We do not anticipate any borrowing requirements in 2023 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)

Revenue	$238,441	$198,101	$690,470	$568,981
Costs and expenses	184,993	161,331	539,454	460,986
Operating income	53,448	36,770	151,016	107,995
Other income, net	1,739	1,612	2,923	4,593
Income before income taxes	55,187	38,382	153,939	112,588
Net income	$49,421	$29,674	$127,832	$91,091
Diluted earnings per share	$0.79	$0.47	$2.05	$1.43
Diluted weighted average number of shares	62,310	63,165	62,501	63,483

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three and nine months ended September 30, 2023 and 2022, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change vs. Prior Year	2023	2022	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Cloud subscriptions
Americas	52,846	38,451	37%	148,812	106,064	40%
EMEA	10,343	5,695	82%	29,454	15,544	89%
APAC	1,844	1,121	64%	4,930	3,159	56%
Total cloud subscriptions	65,033	45,267	44%	183,196	124,767	47%

Software license
Americas	3,502	4,686	-25%	8,556	12,147	-30%
EMEA	51	708	-93%	1,902	5,969	-68%
APAC	317	992	-68%	2,509	1,753	43%
Total software license	3,870	6,386	-39%	12,967	19,869	-35%

Maintenance
Americas	27,951	27,901	0%	84,938	84,984	0%
EMEA	5,159	5,657	-9%	14,919	15,288	-2%
APAC	2,186	2,262	-3%	6,915	6,843	1%
Total maintenance	35,296	35,820	-1%	106,772	107,115	0%

Services
Americas	96,045	78,479	22%	275,602	222,206	24%
EMEA	25,594	19,737	30%	75,321	58,670	28%
APAC	6,326	5,209	21%	17,821	13,408	33%
Total services	127,965	103,425	24%	368,744	294,284	25%

Hardware
Americas	6,220	7,157	-13%	18,623	22,809	-18%
EMEA	57	46	24%	168	137	23%
APAC	-	-	-	-	-	-
Total hardware and other	6,277	7,203	-13%	18,791	22,946	-18%

Total Revenue
Americas	186,564	156,674	19%	536,531	448,210	20%
EMEA	41,204	31,843	29%	121,764	95,608	27%
APAC	10,673	9,584	11%	32,175	25,163	28%
Total revenue	$238,441	$198,101	20%	$690,470	$568,981	21%

Operating income:
Americas	34,655	22,914	51%	96,628	68,814	40%
EMEA	14,415	9,851	46%	40,764	29,791	37%
APAC	4,378	4,005	9%	13,624	9,390	45%
Total operating income	$53,448	$36,770	45%	$151,016	$107,995	40%

Condensed Consolidated Financial Summary - Third Quarter 2023

•
Consolidated total revenue: $238.4 million for the third quarter of 2023, compared to $198.1 million for the third quarter of 2022;
•
Cloud subscription revenue: $65.0 million for the third quarter of 2023, compared to $45.3 million for the third quarter of 2022;
•
Software license revenue: $3.9 million for the third quarter of 2023, compared to $6.4 million for the third quarter of 2022;
•
Services revenue: $128.0 million for the third quarter of 2023, compared to $103.4 million for the third quarter of 2022;
•
Operating income: $53.4 million for the third quarter of 2023, compared to $36.8 million for the third quarter of 2022;

•
Operating margins: 22.4% for the third quarter of 2023, compared to 18.6% for the third quarter of 2022;
•
Diluted earnings per share: $0.79 for the third quarter of 2023 compared to $0.47 for the third quarter of 2022;
•
Cash flow from operations: $58.6 million in the third quarter of 2023, compared to $39.9 million in the third quarter of 2022;
•
Days sales outstanding: 71 days at September 30, 2023, compared to 70 days at June 30, 2023;
•
Cash: $182.3 million at September 30, 2023, compared to $153.3 million at June 30, 2023;
•
Share repurchases: In the three months ended September 30, 2023, we reduced our common shares outstanding by approximately 0.2%, primarily through the repurchase of approximately 0.1 million shares of our common stock, under the share repurchase program authorized by our board of directors for a total investment of $25.1 million. In October 2023, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our outstanding common stock.

Below we discuss our consolidated results of operations for the third quarters of 2023 and 2022.

Revenue

	Three Months Ended September 30,
			% Change vs.	% of Total Revenue
	2023	2022	Prior Year	2023	2022
	(in thousands)

Cloud subscriptions	$65,033	$45,267	44%	27%	23%
Software license	3,870	6,386	-39%	2%	3%
Maintenance	35,296	35,820	-1%	15%	18%
Services	127,965	103,425	24%	53%	52%
Hardware	6,277	7,203	-13%	3%	4%
Total revenue	$238,441	$198,101	20%	100%	100%

Cloud Subscriptions Revenue. In the third quarter of 2023, cloud subscriptions revenue increased $19.8 million compared to the same quarter in the prior year. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $14.4 million, $4.7 million and $0.7 million in the third quarter of 2023, respectively.

Software License Revenue. Software license revenue decreased $2.5 million in the third quarter of 2023 compared to the same quarter in the prior year on strong market preference for our cloud-native solutions. The perpetual license sales percentage mix across our product suite in the third quarter ended September 30, 2023 was approximately 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $0.5 million in the third quarter of 2023 compared to the same quarter in the prior year. The majority of our maintenance revenue is derived from our Americas segment.

Services Revenue. Services revenue increased $24.5 million in the third quarter of 2023 compared to the same quarter in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $17.5 million, $5.9 million, and $1.1 million, respectively, compared to the same quarter in the prior year, primarily driven by the increase in cloud subscriptions.

Hardware Revenue. Hardware sales decreased $0.9 million in the third quarter of 2023 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended September 30,
	2023	2022	% Change vs. Prior Year
Cost of software license	$297	$467	-36%
Cost of cloud subscriptions, maintenance and services	111,142	95,691	16%
Total cost of revenue	$111,439	$96,158	16%

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license decreased by $0.2 million in the third quarter of 2023 compared with the same quarter in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as computer infrastructure costs. The $15.5 million increase in the quarter ended September 30, 2023 compared to the same quarter in the prior year was principally due to a $15.0 million increase in compensation and other personnel-related expenses, a $1.4 million increase in travel expenses, and a $0.9 million increase in computer infrastructure costs, partially offset by a $2.1 million decrease in performance-based compensation.

Operating Expenses

	Three Months Ended September 30,
	2023	2022	% Change vs. Prior Year
	(in thousands)

Research and development	$33,093	$29,375	13%
Sales and marketing	17,650	15,742	12%
General and administrative	21,371	18,392	16%
Depreciation and amortization	1,440	1,664	-13%
Operating expenses	$73,554	$65,173	13%

Research and Development. Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization, Omnichannel and point-of-sale.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended September 30, 2023 increased by $3.7 million, compared to the same quarter of 2022 principally due to an increase in compensation and other personnel-related expenses.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $1.9 million in the quarter ended September 30, 2023 compared to the same quarter in the prior year primarily due to a $1.2 million increase in compensation and other personnel-related expenses and a $0.3 million increase in marketing and campaign program expenses.

General and Administrative (G&A). G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $3.0 million, in the current year quarter compared to the same quarter in the prior year, primarily due to a $2.2 million increase in compensation and other personnel-related expenses..

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the third quarter of 2023 and 2022 was $1.4 million and $1.7 million, respectively.

Operating Income

Operating income in the third quarter of 2023 was $53.4 million compared to $36.8 million in the same quarter in the prior year. Operating margin was 22.4% for the third quarter of 2023 versus 18.6% for the same quarter in the prior year. Operating income and margin increased primarily due to increased cloud subscriptions and services revenues.

Other Income and Income Taxes

	Three Months Ended September 30,
	2023	2022	% Change vs. Prior Year

Other income, net	$1,739	$1,612	8%
Income tax provision	5,766	8,708	-34%

Other income, net. Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $0.1 million in the third quarter of 2023 compared to the same quarter in the prior year primarily due to a $1.3 million increase in interest income partially offset by a $1.2 million decrease in foreign currency gains. The decrease of foreign currency gains is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $0.4 million in the third quarter of 2023, and a $1.6 million of net foreign currency gains in the same quarter in the prior year.

Income tax provision. Our effective income tax rate was 10.4% and 22.7% for the quarters ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate for the three months ended September 30, 2023 is due to a decrease of tax with respect to foreign tax creditability in the United States, allowable United States research and development credits, and favorable return to provision estimates.

Condensed Consolidated Financial Summary – First Nine Months of 2023

•
Consolidated revenue: $690.5 million for the nine months ended September 30, 2023 compared to $569.0 million for the nine months ended September 30, 2022.
•
Cloud subscription revenue: $183.2 million for the nine months ended September 30, 2023 compared to $124.8 million for the nine months ended September 30, 2022.
•
Software license revenue: $13.0 million for the nine months ended September 30, 2023, compared to $19.9 million for the nine months ended September 30, 2022.
•
Services revenue: $368.7 million for the nine months ended September 30, 2023, compared to $294.3 million for the nine months ended September 30, 2022.
•
Operating income: $151.0 million for the nine months ended September 30, 2023, compared to $108.0 million for the nine months ended September 30, 2022.
•
Operating margins: 21.9% for the nine months ended September 30, 2023, compared to 19.0% for the nine months ended September 30, 2022.
•
Diluted earnings per share: $2.05 for the nine months ended September 30, 2023 compared to $1.43 for the nine months ended September 30, 2022.
•
Cash flow from operations: $157.9 million for the nine months ended September 30, 2023, compared to $124.4 million for the nine months ended September 30, 2022.
•
Cash: $182.3 million at September 30, 2023, compared to $225.5 million at December 31, 2022.
•
Share repurchases: During the nine months ended September 30, 2023, we reduced our common shares outstanding by approximately 1.6% primarily through the repurchase of approximately 1.0 million shares of our common stock, under the share repurchase program authorized by our board of directors, for a total investment of $166.0 million.

Below we discuss our consolidated results of operations for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
			% Change vs.	% of Total Revenue
	2023	2022	Prior Year	2023	2022
	(in thousands)

Cloud subscriptions	$183,196	$124,767	47%	27%	22%
Software license	12,967	19,869	-35%	2%	3%
Maintenance	106,772	107,115	0%	15%	19%
Services	368,744	294,284	25%	53%	52%
Hardware	18,791	22,946	-18%	3%	4%
Total revenue	$690,470	$568,981	21%	100%	100%

Cloud Subscription Revenue. Cloud subscriptions revenue increased $58.4 million in the nine months ended September 30, 2023 compared to the same period in the prior year, as customers continued to purchase our SaaS offerings rather than a traditional perpetual license. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $42.7 million, $13.9 million and $1.8 million, respectively, in the nine months ended September 30, 2023.

Software License Revenue. Software license revenue decreased $6.9 million in the nine months ended September 30, 2023 compared to the same period in the prior year on strong market preference for our cloud-native solutions. The perpetual license sales percentage mix across our product suite in the nine months ended September 30, 2023 was over 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $0.3 million in the nine months ended September 30, 2023 compared to the same period in the prior year. The majority of maintenance revenue is derived through the Americas segment.

Services Revenue. Services revenue increased $74.5 million in the nine months ended September 30, 2023 compared to the same period in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $53.4 million, $16.7 million and $4.4 million in the nine months ended September 30, 2023, respectively, compared with the same period in the prior year, primarily driven by the increase in cloud subscriptions.

Hardware Revenue. Hardware sales decreased $4.2 million in the nine months ended September 30, 2023 compared to the same period in the prior year.

Cost of Revenue

	Nine Months Ended September 30,
	2023	2022	% Change vs. Prior Year

Cost of software license	$967	$1,749	-45%
Cost of cloud subscriptions, maintenance and services	322,914	266,482	21%
Total cost of revenue	$323,881	$268,231	21%

Cost of Software License. Cost of software license slightly decreased by $0.8 million in the nine months ended September 30, 2023 compared with the same period in the prior year.

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud operations; maintenance services; and professional and technical services as well as computer infrastructure costs. The $56.4 million increase in the nine months ended September 30, 2023 compared to the same period in the prior year was principally due to a $42.8 million increase in compensation and other personnel-related expenses, a $2.5 million increase in performance-based compensation expense, a $5.8 million increase in travel expense, and a $3.5 million increase in computer infrastructure cost.

Operating Expenses

	Nine Months Ended September 30,
	2023	2022	% Change vs. Prior Year
	(in thousands)

Research and development	$95,487	$84,754	13%
Sales and marketing	54,278	47,881	13%
General and administrative	61,561	54,963	12%
Depreciation and amortization	4,247	5,157	-18%
Operating expenses	$215,573	$192,755	12%

Research and Development. R&D expenses for the nine months ended September 30, 2023 increased $10.7 million compared to the same period in the prior year principally due to a $9.4 million increase in compensation and other personnel-related expenses, and a $0.7 million increase in performance-based compensation expense.

Sales and Marketing. Sales and marketing expenses increased $6.4 million in the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to a $2.9 million increase in marketing and campaign programs, and a $3.0 million increase in compensation and other personnel related expenses.

General and Administrative. General and administrative expenses increased $6.6 million in the nine months ended September 30, 2023 compared to the same period in the prior year, primarily due to a $4.6 million increase in compensation and other personnel related expenses, a $0.6 million increase in performance-based compensation expense, and a $0.6 million increase in other professional expenses.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the nine months ended September 30, 2023 and 2022 was $4.2 million and $5.2 million, respectively.

Operating Income

Operating income for the nine months ended September 30, 2023 was $151.0 million compared to $108.0 million for the same period in the prior year. Operating margin was 21.9% the first nine months of 2023 versus 19.0% for the same period in the prior year. Operating income and margin increased primarily due to increased cloud subscriptions and services revenues.

Other Income and Income Taxes

	Nine Months Ended September 30,
	2023	2022	% Change vs. Prior Year

Other income, net	$2,923	$4,593	-36%
Income tax provision	26,107	21,497	21%

Other income, net. Other income, net decreased $1.7 million in the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to a $5.3 million decrease in foreign currency gains partially offset by a $3.6 million increase in interest income. The decrease of foreign currency gains is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency losses of $0.9 million in the first nine months of 2023, and $4.3 million of net foreign currency gains in the first nine months of 2022.

Income tax provision. Our effective income tax rate was 17.0% and 19.1% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2023 is due to a decrease of tax with respect to foreign tax creditability in the United States, allowable United States research and development credits, and favorable return to provision estimates.

Liquidity and Capital Resources

During the first nine months of 2023, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of September 30, 2023 included $122.7 million held in the U.S. and $59.6 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would not be subject to additional U.S. income taxes on such earnings, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $157.9 million and $124.4 million in the nine months ended September 30, 2023 and 2022, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the nine months ended September 30, 2023 increased $33.5 million compared to the same period in the prior year, which is mainly due to earnings growth for the first nine months of 2023, and the timing of cash collections from our customers.

Cash flow used in investing activities totaled $2.8 million and $4.2 million in the nine months ended September 30, 2023 and 2022, respectively. Our investing activities for both the nine months ended September 30, 2023 and 2022 consisted of capital spending to support company growth.

Financing activities used cash of $195.7 million and $179.0 million for the nine months ended September 30, 2023 and 2022, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the nine months ended September 30, 2023 and 2022 totaled $195.7 million and $179.0 million, respectively, including shares withheld for taxes of $29.7 million and $28.9 million, respectively.

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

Aggregate Contractual Obligations

Our principal commitments consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of September 30, 2023, our cloud infrastructure obligations are approximately $105.1 million over the next 5 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of September 30, 2023, are approximately $17.3 million over the next 5 years. We expect to fulfill all these commitments from our working capital.

Critical Accounting Policies and Estimates

In the first nine months of 2023, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022.

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
•
the wars in Ukraine and the Middle East;
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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2023	-	$-	-	$75,000,000
August 1 - August 31, 2023	65,267	191.07	65,267	62,529,337
September 1 - September 30, 2023	62,866	200.45	62,866	49,928,113
Total	128,133		128,133

Item 3. Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	October 26, 2023	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2023	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)