Form 10-K
period 2023-12-31
MANHATTAN ASSOCIATES INC
filed 2024-02-06
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2023 was $12,326,302,179, which was calculated based upon a closing sales price of $199.88 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of January 30, 2024, the Registrant had outstanding 61,566,215 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2024 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to expectations about global macroeconomic trends and industry developments, plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development, selling, general and administrative activities, and liquidity and capital needs and resources. When used in this Annual Report, on Form 10-K (this “Form 10-K”) the words “may,” “expect,” “forecast,” “anticipate,” “intend,” “plan,” "design", “believe,” “could,” “seek,” “estimate,” “project,” and similar expressions are generally intended to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect opinions only as of the date of this Form 10-K. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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
•
the effects of wars, such as the wars in Ukraine and the Middle East, natural disasters and pandemics, such as the Covid-19 pandemic;
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

We develop, sell, deploy, service and maintain software solutions designed to manage supply chains, inventory and omnichannel operations for retailers, wholesalers, manufacturers, logistics providers and other organizations. Our customers include many of the world’s premier and most profitable brands. We run our Manhattan Active® applications in the cloud and deliver them as subscription-based software as a service (SaaS), and its architecture is highly differentiated among enterprise application providers, particularly within the Omni Channel and Supply Chain categories. We believe our application architecture delivers a versionless yet highly extensible experience for our customers. We offer our customers access to new innovation on a quarterly basis, ensuring all customers are running on a single fully up-to-date codebase. Manhattan Active also provides zero downtime updates, so we are able to deliver innovation seamlessly into customer environments without the need for planned maintenance windows.

Manhattan Associates develops modern commerce solutions that help its customers in three distinct areas of their business:

•
Supply Chain - We provide companies the tools needed to manage distribution and optimize transportation costs throughout their entire commercial network. Manhattan’s Warehouse Management solutions are widely regarded as industry-leading systems designed to optimize productivity and throughput in distribution centers and warehouses around the world. Our software helps optimize fulfillment models to support our customers across a wide range of channels and fulfillment methods. Likewise, we design our offerings to provide shippers and carriers the most comprehensive transportation management solutions in the market. This includes software to help them move freight via the most cost-effective means possible while also meeting service-level expectations, to model their transportation network, and to automate the procurement-to-pay process.
•
Omnichannel - Meeting ever-evolving consumer expectations of service, inventory availability, and delivery convenience is a challenge every merchant must meet head on. Manhattan’s Omnichannel solutions provide an operating platform for digital commerce, retailers, and wholesale businesses. Comprising Order Management, Store Inventory Fulfillment, Call Center, Point of Sale (POS), and Customer Engagement as their core applications, Manhattan Omnichannel solutions provide CRM capabilities for contact center agents; end-to-end process enablement for store associates, and enterprise-wide inventory availability determination, order fulfillment optimization, and POS capabilities.
•
Inventory – Manhattan’s solutions provide distributors of finished goods (apparel, food, auto parts, pharmaceuticals, etc.) the ability to forecast demand, determine when, where and how much inventory is needed, and translate this into profitable inventory buying plans. These areas are ever more complex and critical to profitability as more wholesalers and retailers engage in omnichannel operations. Through the use of advanced science and sophisticated analytics, customer service level is maximized with minimum inventory investment. Industry changes driven by omnichannel retail, pharmaceutical regulations and other trends make this an area of particular need for many retailers and wholesale distributors.

Manhattan Associates’ Software Solution Portfolios

Our portfolio of solutions is built around holistic-based, technology platform, which provides customers with two major benefits:

•
Industry Leading Feature Function – Manhattan solutions are consistently rated by customers and industry analysts alike as providing the most comprehensive and innovative feature functionality in the market. From warehouse management to POS, our solutions are consistently at the top of the market with respect to configurability, capability and usability. Customers choose Manhattan applications to solve the industry’s most complex supply chain problems. Our combination of deep domain expertise, an in-house data science and operations research team, and a specialized user experience team combine to differentiate Manhattan solutions.
•
Solution Unification – Manhattan solutions are organized into three groups: omni-channel, supply chain, and inventory. Each one of these groups are engineered to provide cross-application benefit that simplifies and improves operations within those three areas. This approach significantly reduces complexity, maintenance and application risk for our customers, providing an expanded set of end-to-end capabilities. As complexity continues to grow for our customers, Manhattan provides value by eliminating the need to design, build and maintain complex system to system integration.

Manhattan’s Supply Chain Solutions are focused on the distribution and transportation operations of the enterprise. There are three main components of Manhattan’s Supply Chain Solutions:

•
Distribution Management - These applications comprise Manhattan’s Warehouse Management Solutions (WMS) commonly used to manage the complexity of the modern distribution center. WMS manages the flow of goods and information across the distribution center. WMS is delivered for new and upgrading customers in the form of Manhattan Active Warehouse Management (MAWM), a cloud native and versionless application that delivers new innovation on a quarterly basis. Manhattan Active WM runs on Google Cloud Platform, is offered exclusively via subscription, and includes state of the art fulfillment optimization technology, a consumer grade mobile app experience for the associate, and embedded gamification capabilities to improve associate engagement and performance. Manhattan Active WM is fully configurable and technically extensible, meaning customers can build their own componentry to work alongside our base application. Manhattan Active WM also embeds labor management and slotting optimization capabilities. Manhattan’s WMS customers benefit from its embedded warehouse execution system that coordinates the interaction between automation, robotics and labor for maximum efficiency. Manhattan’s WMS also enables the efficient utilization of a single distribution center for direct-to-consumer, retail replenishment and high-volume wholesale fulfilment. Our WMS provides the customer the most productive operation that can scale to meet the highest demands during peak season while operating effectively and profitably throughout the course of the year.
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

SCALE is delivered as a cloud-based solution on Microsoft’s Azure platform. Through this platform, Manhattan Active SCALE customers receive new capability on an annual basis and enjoy full configurability and elements of technical extensibility even when delivered on Azure. We continue to offer SCALE on premise via perpetual licenses.

Omnichannel Solutions

As omnichannel retail has placed new demands on retailers, it has also created new software solution needs. These range from the ability to leverage inventory across the entire network to meet any demand, to providing store associates and call center representatives the means to take advantage of the available inventory. Our Manhattan Active Omni set of solutions brings together Order Management, Store Inventory & Fulfillment, POS and Customer Engagement tools into a single application built on a shared, cloud-native, microservices platform. This architecture enables our customers to more easily expand their systems to include more capabilities and quarterly product enhancements while always maintaining their customizations.

•
Enterprise Omnichannel Solutions - There is a wide range of new capabilities that must be leveraged at a corporate or ‘central’ level in retail today to enable best-in-class customer service, full inventory visibility, direct to client distribution and seamless fulfillment operations. Our goal is to enable an omnichannel commerce platform that can be tapped into by any selling system—such as webstore, ERP, point-of-sale, call center, and mobile app, to more cost-effectively promise and then meet delivery dates. Manhattan’s Enterprise Inventory builds out a complete inventory availability picture that can be updated in near-real time with feeds from the warehouse, the store and other fulfillment locations in the network. Enterprise Order Management merges this inventory availability data with demand feeds from across the organization to match supply with demand - satisfying customer delivery expectations while striving to maximize revenue and profitability. Finally, Manhattan offers a unique Customer Engagement solution that enables contact center associates to see a holistic view of the customer, including a complete customer sales and interaction history, to better satisfy shopper needs while optimizing potential revenue and profit opportunities through new orders, exchanges or a returns. Manhattan Active Omni now also includes a set of Digital Self-Service capabilities, allowing consumers to manage their orders after they have placed them.
•
Omnichannel Solutions for the Store - As the consumer enters the store with more information than ever, it is vital to equip the sales associate with relevant information and capabilities to satisfy their demands. Store solutions available on mobile and fixed stations include POS to process purchase transactions and Customer Engagement to provide the associate with a complete picture of the shopper’s purchase history. Manhattan brings these solutions together on a single mobile platform to enable retailers to offer unparalleled service and convenience for the shopper.
•
Another important part of the Manhattan Active store offering is Store Inventory and Fulfillment. Most retailers are now looking to leverage store inventory to fulfill e-commerce demand (driving greater sales revenue with less inventory). This requires solutions that can accurately maintain inventory integrity and enable productive, reliable fulfillment. Manhattan’s Store Fulfillment solutions provide store associates with capabilities that power fulfillment experiences like buy online, pickup in store, curbside pickup, same day delivery and ship from store.

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

Technology Platform

Manhattan's Active Platform solutions are cloud-native products designed to provide “always current” version-less product access. The server side full stack runs exclusively on Google Cloud Platform, and end users can access the system from almost any type of device – mobile, tablet or desktop. Manhattan Active solutions are sold directly in multi-year cloud subscription arrangements, typically for a period of five years or more, providing clients with regular software updates during the contract period to ensure access to the latest product features and benefiting Manhattan with a predictable and regular revenue stream.

Part of the key value proposition of Manhattan Active Platform is extensibility. In addition to the business configurability offered within each line of business application, Manhattan Active Platform also allows our customers to change the underlying data model, the user interface, and the core business logic within each application. Key to this process is Manhattan ProActive, our developer enablement toolkit which allows for the types of technical modifications noted above (and more). While we don’t charge separately for Manhattan ProActive (it comes as part of the subscription to any Manhattan Active Platform application), we do enhance it on the same cadence as we do our line of business application, i.e. quarterly.

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

Maintenance

We offer a comprehensive program that provides our on-premises software licensees with software upgrades for additional or improved functionality and technological advances incorporating emerging supply chain and industry advances. We are able to remotely access customer systems to perform diagnostics, provide online assistance, and facilitate software upgrades. We offer 24-hour customer support 365 days a year plus software upgrades for a pre-paid annual fee based on the specific solutions the customer has and the service level required. We provide software upgrades on a when-and-if-available basis.

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

In addition to new customer sales, we continue to leverage our existing customer base to drive revenue from expansions of their existing solutions as well as sales of new or add-on solutions. To efficiently penetrate emerging global markets, we leverage indirect sales channels, including sales through reseller agreements, marketing agreements, and agreements with third-party logistics providers. To extend our market coverage, generate new business leads, and provide access to trained implementation personnel, we leverage strategic alliances with systems integrators skilled at implementing our solutions. Business referrals and leads are positively influenced by systems integrators, which include most of the large consulting firms and other systems consulting firms specializing in our targeted industries.

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

Customers

To date, our customers have been suppliers, manufacturers, distributors, retailers, and logistics providers in a variety of industries. Our top five customers (new or pre-existing) in the aggregate accounted for 11%, 11%, and 12% of total revenue for the year ended December 31, 2023, the year ended December 31, 2022, and the year ended December 31, 2021, respectively. No single customer accounted for more than 10% of our total revenue in 2023, 2022 and 2021.

Product Development

We focus our development efforts on new product innovation and on adding new functionality to existing solutions; integrating our various solution offerings; and enhancing the operability of our solutions across our platforms. We believe that our future success depends, in part, on our ability to continue to enhance existing solutions, respond to dynamically changing customer requirements and develop new or enhanced solutions that incorporate new technological developments and emerging supply chain and industry standards. To that end, development frequently focuses on base system enhancements and incorporating new user requirements and features into our solutions. As a result, we deliver packaged, highly configurable solutions with increasingly rich functionality rather than custom-developed software.

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

The principal competitive factors affecting the markets for our solutions include: industry expertise; company and solution reputation; company viability; compliance with industry standards; solution architecture; solution functionality and features; integration experience, particularly with enterprise resource planning (ERP) providers and material handling equipment providers; ease and speed of implementation; proven return on investment; historical and current solution quality and performance; total cost of ownership; solution price; and ongoing solution support structure. We believe we compete favorably with respect to each of these factors.

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
•
POS vendors, including Aptos, Oracle, and others; and
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

International Operations: Segments

We have three reportable segments based on geographic location: North and Latin America (“the Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). For further information on our segments, see Note 8 of the Notes to our Consolidated Financial Statements. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2023, we employed approximately 2,700 employees in our international operations.

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

Employees and Human Capital Management

At Manhattan, employees are our most-valued asset and are the key to our success. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia. As of December 31, 2023, we employed approximately 4,580 employees worldwide.

In response to the Covid-19 pandemic, we took steps to best ensure the health and safety of our employees globally. Our daily execution is a hybrid (office and virtual) model, and we continue to find innovative ways to engage with employees, customers and prospects, ensuring that they are supported.

Diversity & Inclusion: Our workforce is highly educated and diverse, which we believe is important for our continued success as a leading innovator in supply chain and omnichannel commerce software and services. Our employees comprise software developers, engineers, and other technical workers and professionals in business operations and administration. Manhattan’s PRISMTM embodies our long-standing global diversity and inclusion strategy and is driven by team members with a passion for creating an innovative and inclusive environment. It brings our diverse cultures together to form a collective brilliance in an environment where individuals from all backgrounds and experiences can feel comfortable as themselves. Through PRISM, we support employee resource groups (ERGs), including our Women’s Initiative Network (WINTM), our Multicultural Network (MCNTM) and Pride Alliance, which serves our LGBTQ+ community and its allies and focuses on the important of education, authenticity and belonging at work. We also have a dedicated learning path for all employees regarding diversity, equity and inclusion (DEI), and encourage our employees to take DEI training.

Talent Acquisition, Retaining, and Engagement: We employ several strategies for attracting, retaining, and engaging our talented workforce. To build a steady and diverse pipeline of talent, we have a robust in-house recruiting program, which includes campus recruiting focused on universities with leading supply chain, engineering, and computer science programs. Further, we employ recruiting processes that mitigate unconscious biases and promote diverse candidate pools. Additionally, we cultivate partnerships with organizations focused on hiring women, minorities, individuals with disabilities, and veterans, including Circa, Technologists of Color, and Society of Women Engineers. Our campus programs include recruitment at historically black colleges and universities (HBCUs) and other schools with a high percentage of women and minorities enrolled in engineering and computer science programs. Further, as a federal contractor, we comply with federal contractor affirmative action requirements to employ and advance women, minorities, individuals with disabilities, and protected veterans.

To attract and retain employees, we provide competitive compensation and benefits programs, employee recognition, career development opportunities, and access to continual growth through online learning platforms, external training, and in-house live training.

To further employee enrichment and engagement, we periodically survey our employees regarding their engagement levels. We use these survey results to determine how we can continue to create work environments that enable and energize our employees and to develop a positive culture. None of our U.S. employees are subject to a collective bargaining agreement; our employees in both France (approximately 180 employees) and the Netherlands (approximately 100 employees) are represented by employee works councils. Globally, we have experienced no work stoppages, and we believe our relations with our employees are strong.

Social Responsibility: At Manhattan, we provide opportunities for our employees to take a full day each year to give back to their communities. We call this our Manhattan PurposeTM day. We also give our employees multiple opportunities to serve through community partnerships that we cultivate through our Manhattan ConnectTM program.

Career Development: Through MPOWERTM, our performance management program, each employee is empowered to drive their career and gain meaningful experiences. Through automated feedback tools and one-on-one meetings with leaders, employees receive guidance and support to enhance their performance and professional development. We prioritize continuous learning for our employees, offering diverse learning opportunities for skill enhancement and growth.

Well-being: We support the mental, emotional, physical, and financial well-being of our employees around the world with various company-provided programs and self-service tools, including free virtual mental health counseling, free gym access in certain locations, and free educational webinars, speakers, and other resources for personal financial and benefit plan management. Our director of global well-being oversees our well-being programs and continues to look for ways to enhance our offerings.

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

We depend on third-party data centers to provide our cloud-based solutions. If these providers encounter defects, delays or interruptions in service, our business and operating results could be harmed. Furthermore, if we are unable to manage the costs of these services, our results may be negatively affected. We utilize data center hosting facilities, which are managed by third parties, to provide cloud solutions and hosting services to our customers. If the third-party data center facilities fail or encounter any damage, it could result in interruptions in services to our customers. This could result in unanticipated downtime for our customers, and in turn, our reputation and business could be adversely affected. In addition, if our customers use our cloud arrangements in unanticipated ways, this could cause an interruption in service for other customers attempting to access their data.

Our data center providers may experience events such as natural disasters, fires, power loss, telecommunications failures, or similar events. The systems, infrastructure, and services of our data center providers may also be subject to human or software errors, viruses, cyber threats, fraud, spikes in customer usage, break-ins, sabotage, acts of vandalism, acts of terrorism, and other misconduct. In addition, they may experience other unanticipated problems, including but not limited to financial difficulties and bankruptcy. Further, we may experience in the future periodic interruptions, delays, and outages in service and availability with our data center providers due to a variety of factors, including Internet connectivity failures, infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints.

Remediation of any service interruptions may take significant time. If any defects, delays or interruption in our cloud solutions occur, customers could elect to cancel their service, delay or withhold payment to us, not purchase from us in the future or make claims against us, which could adversely affect our business reputation, results of operations, cash flow, and financial condition.

Furthermore, our data center providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew agreements with them on commercially reasonable terms, if our agreements with our providers are prematurely terminated for any reason, or if our providers are acquired or cease business, we may be required to transfer our infrastructure to new public cloud facilities, and we may incur significant costs and possible service interruptions in connection with doing so. Renewals at higher prices or costs incurred in switching providers may negatively affect our profitability and results. In addition, consolidation in the data center industry may result in overall higher costs for such services, which could also negatively affect our profitability and results.

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

Disruption in our vertical markets could materially affect our revenues and results of operations. Our largest market, retail, is experiencing significant business disruption and transformation, primarily driven by digital commerce. We believe that disruption is causing many traditional retailers to assess the challenges of the transformation and evaluate their store networks and costs, as they face increasing competitive pressures from e-commerce retailers. Since our solutions often require our customers to make significant capital investments, traditional retailers could delay purchase decisions on our products. While this disruption may present significant opportunity for our company, we believe extended sales cycles for large cloud subscriptions could have a material adverse effect on our revenues and results of operations.

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
•
POS vendors, including Aptos, Oracle, and others; and
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

Because we recognize revenue from our cloud subscriptions over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our results of operations. We recognize revenue from cloud customers over the terms of their subscription agreements. As a result, most of the cloud revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may have a minimal impact on our revenue for that quarter but will negatively affect our revenue in future quarters. Accordingly, if we experience significant downturns in sales and market acceptance of our offerings, it may not be fully reflected in our results of operations until future periods.

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

Other laws and regulations. We face risks related to other laws and regulations in areas discussed elsewhere in this “Risk Factors” section, including data protection, export controls and immigration.

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

Other Risk Factors

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
•
general geo-political developments, such as the wars in Ukraine and the Middle East; and
•
currency exchange rate fluctuations.

Macroeconomic developments in the United States and Europe and in parts of Asia and South America could negatively affect our business, operating results, financial condition, and outlook, which, in turn, could adversely affect our stock price. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce or eliminate their information technology budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services; or cause customers not to pay us; or to delay paying us for previously purchased products and services.

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

The effects of a pandemic or major public health concern such as the COVID-19 pandemic could materially adversely affect our business, results of operations and financial condition. In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, and the disease it causes, COVID-19, a pandemic. The pandemic spread throughout the U.S. and the world and resulted in authorities implementing numerous measures from time to time to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.

While we are unable to completely predict the full impact that a future pandemic and related remedial measures will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures could impact our day-to-day operations and could disrupt our business and operations, as well as that of our customers, suppliers and other counterparties, for an indefinite period of time.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We believe Manhattan has appropriate processes for assessing, identifying, and managing material risks from cybersecurity threats. Those processes are embodied in our enterprise-wide Cyber Risk Management Program (the “Cyber Program”), which includes our cybersecurity governance structure and our cybersecurity strategy and processes.

Governance Structure

Board Oversight. Our Board of Directors has delegated oversight of our Cyber Program to the Board Audit Committee. Despite that delegation, the full Board also remains informed, through quarterly presentations to the full Board by our Chief Financial Officer or their designee (or more frequently as necessary), followed by the opportunity for Q&A and discussion, on the status of the Cyber Program. The presentations cover, among other things, our cyber incident experience, ongoing cyber threats, material risks, deployment of cybersecurity controls and risk mitigants, engagement of third parties (e.g., consultants and auditors) and third-party tools, our cyber insurance coverages, and our employee-training programs. If further Board engagement on cybersecurity matters is required, management, through the CEO, CFO or CLO, communicate directly with the Audit Committee chair, who engages the Audit Committee as they deem appropriate.

Management’s Assessment and Management of Cybersecurity Threats. Members of Manhattan’s executive management team, along with others from Company senior management, and others with varying areas of expertise, are engaged as part of our Cyber Program:

•
Chief Financial Officer and Chief Information Officer – Direct management of our Cyber Program falls within our Information Technology department, which reports up through our CIO, who reports to our CFO. Both our CIO and CFO have familiarity and oversight experience, appropriate for their positions, regarding general cybersecurity matters and threats affecting business-to-business software and cloud services vendors such as Manhattan. The CFO is a member of our Disclosure Committee, which is responsible for determining whether a Cybersecurity Incident is “material” for purposes of publicly reporting cybersecurity incidents, and is a member of our “Core Response Team” under the Company’s Crisis Response Program. Our CFO also chairs our management Cybersecurity Committee.
•
Chief Legal Officer – Our CLO has experience providing legal advice regarding cybersecurity-related programs as well as engaging with outside advisors and insurance brokers and underwriters on cybersecurity coverage, claims, and loss mitigation. Our CLO also is member of the Disclosure Committee and the Core Response Team.
•
Senior Director, Global Security – Our Senior Director, Global Security, has managed our Cyber Program for seven years. He manages its day-to-day operations, oversees our security analysts and engineers, and leads our Cybersecurity Committee meetings. He is trained in cybersecurity strategy, planning, and execution and holds industry recognized security certifications, including Certified Information Systems Security Professional (CISSP) from the International Information System Security Certification Consortium (ISC2) and Certified Information Security Manager (CISM) from the Information Systems Audit and Control Association (ISACA).
•
Cybersecurity Committee – Members include, in addition to the CFO and SD, Global Security, business representatives of Manhattan’s material business lines and administrative departments, cyber-risk operational heads from our material business lines, and our VP, Contracts and Administration (or their designee). The Cybersecurity Committee’s purpose is to review cybersecurity risks, discuss emerging threats, prioritize cybersecurity efforts, and make recommendations to leadership.
•
Crisis Response Team – Pursuant to our Crisis Response Program, our Crisis Response Team, which comprises the CLO, CFO, Chief People Officer and Chief Marketing Officer, and an expanded team from our material business lines and administrative departments, as well as outside advisors/experts (cyber forensics, external legal counsel, law enforcement, public relations), is charged with managing the Company through a cybersecurity incident (or other event or series of events) that rise to the level of a Company “crisis.” The Program includes protocols by which the CLO, on behalf of the Team, will report to or engage the CEO and the Chairman of the Board if and when an incident becomes a crisis or potential crisis.
•
Other Roles – The Cyber Program includes engagement of other Company management employees and outside service providers to oversee or perform specific roles in connection with cybersecurity risk assessment and management, and incident management. That includes risk and security heads from our material business lines who implement and administer policies specific to those business lines and independent auditors to certify compliance with the Company’s internal control over financial reporting, the American Institute of Certified Public Accountants’ Systems and Organization Controls (SOC 2) security framework, and the Federal Government’s Federal Risk and Authorization and Management Program (FedRAMP) criteria for federal use of cloud services. We also conduct reviews for compliance with data protection regulation such as Europe’s General Data Protection Regulation (GDPR) and regulation of various U.S. states such as the California Consumer Privacy Act (CCPA).

Risk Management and Strategy

Overview of Processes for Assessing, Identifying, and Managing Material Cyber Risks.

The principal objectives of our Cyber Program are to minimize the risks associated with cybersecurity threats to our business operations, financial performance and financial condition, and protect the confidential information, intellectual property, and other assets of Manhattan, and those of our customers, vendors, partners, employees, and consumers that can be at risk due to cybersecurity threats to Manhattan.

Manhattan has incorporated industry recognized cybersecurity frameworks and standards into its Cyber Program, including frameworks from the National Institute of Standards and Technology (NIST) and security control auditing protocols from the Center for Internet Security (CIS) and the International Organizations for Standardization (ISO). Recognizing that the nature of cybersecurity threats and the particular threat vectors we face continually change, we continue to invest in updating and enhancing our Cyber Program. Annually, as part of Manhattan’s budgeting process, our Senior Director, Global Security, submits to our CIO their recommendations for Cyber Program enhancements, including the associated capital requests, for inclusion in the CIO’s proposed IT budget. Those recommendations are then evaluated at the executive level, taking into account the projected return on investment and the anticipated enhancement of our cybersecurity risk profile.

Under our Cyber Program, our Senior Director, Global Security, and the staff. along with our management-led Cybersecurity Committee, with input where appropriate from our third-party advisors, work to identify our cybersecurity threats, assess the risks, and deploy appropriate technologies and processes to mitigate the risks. When cybersecurity incidents occur, these resources work to manage through the incident utilizing advanced security tools and playbooks, and in accordance with processes set out in various Company policies and practice documents, which include internal communications protocols to keep the executive team and, where appropriate, the Audit Committee and Board, informed. Pertinent policy and practice documents include, among others, Manhattan’s Incident Response Policy, our Incident Escalation Matrix, our Materiality Determination Process for Cybersecurity Incidents (governing the Company’s materiality determination for reporting purposes) and our Crisis Response Plan.

As an important cybersecurity risk mitigant, Manhattan provides mandatory training to its new hires and quarterly training of its employees, including phishing simulation tests and follow-up tests as needed, along with monthly cybersecurity newsletters and other cyber risk-related communications.

Integration into Overall Risk Management System or Processes. Our risk management systems and processes comprise numerous components, including published policies and procedures, risk detection systems, tools, and protocols (automated and human), internal and external independent auditing, management committee review, defined lines of communications, employee training, engagement of outside advisors and experts, assessment and utilization of both commercial and self-insurance opportunities, customer contract standardization where possible, legal review of vendor engagements and new products for regulatory compliance, regular operations reviews with the CEO, and Board (and Board Committee) oversight. Manhattan utilizes the foregoing systems and processes to best ensure effective management of our risks and associated cybersecurity threats. The CFO or their designee reports to the full Board at least quarterly on the status of our Cyber Program.

Engagement of Third Parties. As part of its Cyber Program, Manhattan engages outside independent auditors, consultants, and professional advisors. We also engage industry-leading cybersecurity service and systems providers to assist with protection from and detection of cybersecurity threats and incidents and our responses to them.

Risks from Third Party Service Providers and Others. Manhattan’s cybersecurity team, under the oversight of the Senior Director, Global Security, performs risk assessments on third party service providers and other third parties (such as partner companies), as well as third party software and hardware utilized in its operations, that may have the potential to create cybersecurity threats to our data and operations.

Risks from Cybersecurity Threats—Likely Material Impact. See Item 1A, ”Risk Factors—Risks Related to Our Intellectual Property and Cybersecurity.” We do not believe any risks from previous cybersecurity threats have materially affected or are reasonably likely to materially affect Manhattan.

Item 2. Properties

Our principal administrative, sales, marketing, support, and research and development facility is located in approximately 221,000 square feet of modern office space in Atlanta, Georgia. This space is leased to us through September 30, 2025. On January 31, 2024, we entered into an amendment to the lease for our headquarters facility that would extend our tenancy for substantially all of the leased premises until September 30, 2036 for approximately 209,000 square feet of office space. Effectiveness of the amendment is subject to the satisfaction or waiver of certain conditions. See Part II, Item 9B “Other Information” for further information on the amendment.

We have an additional office under a multi-year agreement in New Jersey. We also occupy facilities outside of the United States under multi-year agreements in the United Kingdom, the Netherlands, France, China, Japan, Spain, Italy, Singapore, India, Australia, and Germany. We also occupy an office under a short-term agreement in Chile. We believe our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The number of registered shareholders of record of our common stock as of January 31, 2024 was 12. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business, including share repurchases.

Equity Compensation Plan Information

In the following table, we provide information regarding our current equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,376,063	$0.00	2,870,924
Equity compensation plans not approved by security holders	-	-	-
Total	1,376,063	-	2,870,924

You may find additional information regarding our equity compensation plans in Note 2 of the Notes to our Consolidated Financial Statements.

Purchase of Equity Securities

In the following table, we provide information regarding our common stock repurchases under our publicly-announced share repurchase program for the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2023	-	$-	-	$75,000,000
November 1 - November 30, 2023	-	-	-	75,000,000
December 1 - December 31, 2023	-	-	-	75,000,000
Total	-		-

During the year ended December 31, 2023, we repurchased a total of 1,024,328 shares at an average price per share of $162.07 under our publicly-announced share repurchase program. Our $75.0 million repurchase authority replenished by our Board of Directors in October 2023 remains in effect.

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

Our business model is singularly focused on the development and implementation of complex commerce enablement software solutions that are designed to optimize supply chains, and retail store operations including POS effectiveness and efficiency for our customers.

We have five principal sources of revenue:

•
cloud subscriptions, including software as a service (SaaS) and hosting of software;
•
licenses of our software;
•
customer support services and software enhancements (collectively, “maintenance”) related to software licenses;
•
professional services, including solutions planning and implementation, related consulting, customer training, and reimbursements from customers for out-of-pocket expenses (collectively, “services”); and
•
hardware sales.

In 2023, we generated $928.7 million in total revenue, with a revenue mix of: cloud subscriptions 27%; software license 2%; maintenance 15%; services revenue 53%; and hardware 3%.

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue is based on the location of the sale. Our international revenue was approximately $301.4 million, $238.4 million, and $196.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, which represents approximately 32%, 31%, and 30% of our total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2023, we employed approximately 4,580 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

While we remain cautious about the global economy, our results for the full year ended 2023 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. We believe this alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period. We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings.

Going forward, we are investing in our cloud business, including enterprise investments in innovation, and strategic operating expenses to support growth objectives.

For 2024, our five strategic goals continue to be:

•
Focus on customer success and drive sustainable long-term growth;
•
Invest in innovation to expand our products and total addressable market;
•
Expand our Manhattan Active suite of cloud solutions;

•
Develop and grow our cloud business and cloud subscription revenue; and
•
Expand our global sales and marketing teams.

Cloud Subscription

Under our Manhattan Active® Solutions cloud subscription offering, customers pay a periodic fee for the right to use our software within a cloud environment that we provide and manage over a specified period of time. Adoption of our Manhattan Active® cloud solutions continues to increase nicely, with cloud revenue up 44% over 2022. Cloud revenue now represents about 93% of our total software revenue.

Customers on our legacy perpetual license program can convert their maintenance contracts to cloud subscription contracts.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In 2023, we generated approximately 68% of our total revenue in the United States, 18% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that over 75% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

In January 2024, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update. The WEO update noted, “global growth is projected at 3.1 percent in 2024 and 3.2 percent in 2025. The forecast for 2024–25 is, however, below the historical (2000–19) average of 3.8 percent, with elevated central bank policy rates to fight inflation, a withdrawal of fiscal support amid high debt weighing on economic activity, and low underlying productivity growth. Inflation is falling faster than expected in most regions, in the midst of unwinding supply-side issues and restrictive monetary policy.”

The WEO update projected that advanced economies, which represent our primary revenue markets, would grow at about 1.5 and 1.8 percent in 2024 and 2025, while the emerging and developing economies would grow at about 4.1 percent in 2024 and 4.2 percent in 2025.

While we are encouraged by our results, we remain cautious regarding the pace of global economic growth. We believe global geopolitical and economic volatility associated with the pandemic likely will continue to shape customers’ and prospects’ enterprise software buying decisions.

Key Performance Metrics

We regularly review metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe cloud subscriptions revenue growth and remaining performance obligation (RPO) growth are the leading indicators of our business performance, primarily derived from cloud subscription fees that customers pay for our Unified Omnichannel Commerce and Digital Supply Chain solutions.

Cloud Subscriptions Revenue Growth

Our cloud revenue growth provides insight into our ability to maintain and grow our cloud customer base. Total cloud revenue increased from $176.5 million in 2022 to $254.6 million in 2023, representing a 44% year-over-year increase. Total cloud revenue increased from $122.2 million in 2021 to $176.5 million in 2022, representing a 44% year-over-year increase. Cloud revenue growth is being driven by strong demand for our cloud offerings.

Remaining Performance Obligations

Transaction price allocated to RPO represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that we expect to invoice and recognize as revenue in future periods. Over 98% of our RPO represent cloud native subscriptions with a non-cancelable term greater than one year. Maintenance contracts typically are for one year and not included in RPO. RPO provides insight into our contracted backlog of future business. As of December 31, 2023, our RPO was approximately $1.4 billion, an increase of 36% over December 31, 2022 on strong demand.

Revenue

Cloud Subscriptions and Software License revenue: In the full year ended 2023, cloud subscriptions revenue was 93% of total cloud and software license revenue. In 2023, cloud subscriptions revenue totaled $254.6 million, or 27% of total revenue. The Americas, EMEA, and APAC segments recognized $205.6 million, $42.2 million and $6.8 million in cloud subscriptions revenue, respectively, in 2023. Cloud subscriptions revenue is recognized over the term of the agreement, typically five years or more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. Approximately 34% of the total value of new non-cancelable cloud subscriptions (excluding renewals) signed during 2023 was with new customers and 66% was with existing customers. We define new customers as entities from which we either have never earned revenue or have not recognized revenue in the last five years.

In 2023, license revenue totaled $18.2 million, or 2% of total revenue. The Americas, EMEA, and APAC segments totaled $12.0 million, $2.9 million, and $3.2 million in license revenue, respectively, in 2023.

Our Unified Omnichannel Commerce and Digital Supply Chain solutions are focused on core omnichannel operation (e-commerce, retail store operations and POS), supply chain commerce operations (Warehouse Management, Transportation Management and Labor Management), and Inventory Optimization, which are intensely competitive markets characterized by rapid technological change. We are a market leader in the supply chain management and omnichannel software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our cloud subscriptions and software license revenues faster than our competitors through investment in innovation.

Maintenance Revenue: Our maintenance revenue totaled $143.9 million, or 15% of total revenue. The Americas, EMEA and APAC segments recognized $115.0 million, $19.7 million, and $9.2 million, respectively, in maintenance revenue in 2023. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

Maintenance relates to our traditional perpetual license sales. We expect maintenance revenues to decline as we continue to develop our cloud offerings, and be offset by additional cloud revenue, including from customers converting their maintenance contracts to cloud subscriptions. The growth of maintenance revenues is influenced by: (1) new software license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts or convert their maintenance contracts to cloud subscriptions. Maintenance revenue is generally paid in advance and recognized over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services Revenue: In 2023, our services revenue totaled $487.9 million, or 53% of total revenue. The Americas, EMEA, and APAC segments recognized $363.0 million, $101.3 million, and $23.6 million, respectively.

Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants assist customers with the initial implementation of a system or service, the conversion and transfer of the customer’s historical data to the new system or service, and ongoing training, education, and system/service upgrades. We believe our professional services enable customers to implement our software rapidly, ensure the customer’s success with our solutions, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations.

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

Hardware Revenue: Our hardware revenue, which we recognize net of related costs, totaled $24.1 million in 2023 representing 3% of total revenue. As a convenience for our cloud and software customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors and logistics providers successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and POS. Our R&D expenses for the years ended December 31, 2023, 2022 and 2021 were $126.8 million, $111.9 million, and $97.6 million, respectively.

We expect to continue to focus our R&D resources on the development and enhancement of our core supply chain, inventory optimization, omnichannel and POS software solutions. We offer what we believe to be the broadest solutions portfolio in the supply chain solutions marketplace, to address all aspects of inventory optimization, transportation management, distribution management, planning, and omnichannel operations including order management, store inventory & fulfillment, call center and POS.

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

Cash Flow and Financial Condition

For 2023, we generated cash flow from operating activities of $246.2 million and have generated a cumulative total of $611.0 million for the three years ended December 31, 2023. Our cash at December 31, 2023 totaled $270.7 million, with no debt on our balance sheet. We currently have no credit facilities. During the past three years, our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, we repurchased approximately $166.0 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. Our $75.0 million repurchase authority replenished by our Board of Directors in October 2023 remains in effect.

In 2024, our priorities for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also will prioritize capital allocation in our global teams to fund growth, and accretive share repurchases. We do not anticipate any borrowing requirements in 2024 for general corporate purposes.

Full Year 2023 Financial Summary

•
Diluted earnings per share: $2.82 for 2023 compared to $2.03 for 2022;
•
Consolidated revenue: $928.7 million for 2023 compared to $767.1 million for 2022;
•
Cloud subscription revenue: $254.6 million for 2023 compared to $176.5 million for 2022;
•
License revenue: $18.2 million for 2023 compared to $24.8 million for 2022;
•
Operating income: $209.9 million for 2023 compared to $152.7 million for 2022;
•
Operating margins: 22.6% for 2023 compared to operating margins of 19.9% for 2022;
•
Cash flow from operations: $246.2 million for 2023 compared to $179.6 million for 2022;
•
Cash paid for income taxes: $67.4 million for 2023 compared to $58.0 million for 2022;
•
Cash and investments: $270.7 million at December 31, 2023 compared to $225.5 million at December 31, 2022; and
•
Share repurchases: In 2023, we repurchased 1,024,328 shares of Manhattan Associates’ outstanding common stock for approximately $166.0 million under the share repurchase program approved by our Board of Directors. Our $75.0 million repurchase authority replenished by our Board of Directors in October 2023 remains in effect.

Results of Operations

In the following table, we present a selection of certain Statement of Income data for 2023, 2022 and 2021.

	Year Ended December 31,
				% Change vs. Prior Year
	2023	2022	2021	2023	2022
	(in thousands)
Revenue:
Cloud subscriptions	$254,612	$176,458	$122,195	44%	44%
Software license	18,206	24,848	37,070	-27%	-33%
Maintenance	143,936	142,198	145,841	1%	-2%
Services	487,869	394,096	334,799	24%	18%
Hardware	24,102	29,484	23,738	-18%	24%
Total revenue	928,725	767,084	663,643	21%	16%
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	429,263	356,111	295,518	21%	21%
Cost of software license	1,351	2,126	2,309	-36%	-8%
Research and development	126,814	111,877	97,628	13%	15%
Sales and marketing	74,490	64,537	57,855	15%	12%
General and administrative	81,174	73,070	68,086	11%	7%
Depreciation and amortization	5,752	6,663	7,914	-14%	-16%
Total costs and expenses	718,844	614,384	529,310	17%	16%
Income from operations	$209,881	$152,700	$134,333	37%	14%
Operating margin	22.6%	19.9%	20.2%

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with our operations in India. During 2023, 2022, or 2021, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating profit by segment:

	Year Ended December 31,
				% Change vs. Prior Year
	2023	2022	2021	2023	2022
Revenue:	(in thousands)
Cloud subscriptions
Americas	$205,611	$148,943	$103,863	38%	43%
EMEA	42,243	22,988	15,380	84%	49%
APAC	6,758	4,527	2,952	49%	53%
Total cloud subscriptions	254,612	176,458	122,195	44%	44%

Software license
Americas	12,040	16,364	29,300	-26%	-44%
EMEA	2,925	6,380	5,729	-54%	11%
APAC	3,241	2,104	2,041	54%	3%
Total software license	18,206	24,848	37,070	-27%	-33%

Maintenance
Americas	114,963	113,258	113,169	2%	0%
EMEA	19,721	19,784	23,091	0%	-14%
APAC	9,252	9,156	9,581	1%	-4%
Total maintenance	143,936	142,198	145,841	1%	-2%

Services
Americas	362,979	295,998	256,392	23%	15%
EMEA	101,254	79,628	66,131	27%	20%
APAC	23,636	18,470	12,276	28%	50%
Total services	487,869	394,096	334,799	24%	18%

Hardware
Americas	23,602	29,321	23,491	-20%	25%
EMEA	495	158	243	213%	-35%
APAC	5	5	4	0%	25%
Total hardware	24,102	29,484	23,738	-18%	24%

Total Revenue
Americas	719,195	603,884	526,215	19%	15%
EMEA	166,638	128,938	110,574	29%	17%
APAC	42,892	34,262	26,854	25%	28%
Total revenue	$928,725	$767,084	$663,643	21%	16%

Operating income:
Americas	$135,158	$99,289	$91,179	36%	9%
EMEA	56,723	40,030	34,747	42%	15%
APAC	18,000	13,381	8,407	35%	59%
Total operating income	$209,881	$152,700	$134,333	37%	14%

The consolidated results of our operations for the years ended December 31, 2023, 2022 and 2021 are discussed below.

Revenue

Our revenue consists of fees generated from cloud subscriptions, software licensing, maintenance, professional services, and hardware sales.

	Year Ended December 31,
				% Change vs. Prior Year		% of Total Revenue
	2023	2022	2021	2023	2022	2023	2022	2021
	(in thousands)
Cloud subscriptions	$254,612	$176,458	$122,195	44%	44%	27%	23%	18%
Software license	18,206	24,848	37,070	-27%	-33%	2%	3%	6%
Maintenance	143,936	142,198	145,841	1%	-2%	15%	19%	22%
Services	487,869	394,096	334,799	24%	18%	53%	51%	50%
Hardware	24,102	29,484	23,738	-18%	24%	3%	4%	4%
Total revenue	$928,725	$767,084	$663,643	21%	16%	100%	100%	100%

Cloud Subscriptions Revenue

Year 2023 compared with year 2022

Cloud subscriptions revenue increased $78.2 million to $254.6 million in 2023 compared to 2022 on customers demand for our SaaS offerings. Cloud subscriptions revenue increased $56.7 million, $19.2 million and $2.3 million for the Americas, EMEA, and APAC segments, respectively. Cloud subscriptions revenue recognized from first time cloud customers (defined as customers with no prior cloud subscriptions) during the year in which their initial cloud subscription began was approximately 3% and 7% of total cloud revenue in 2023 and 2022, respectively. Our customers contract for multi-year subscriptions which typically increase in scope and price over the term, and thus revenue recognized during the year when the contract is signed tends to be small relative to the total contract value. Revenue recognized in the initial year excludes revenue from additional solutions sold to the customer in future years and could be skewed by the timing of the start date of the subscription during the year.

Year 2022 compared with year 2021

Cloud subscriptions revenue increased $54.3 million to $176.5 million in 2022 compared to 2021. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $45.1 million, $7.6 million and $1.6 million, respectively. Revenue recognized from first time cloud customers (defined as customers with no prior cloud subscriptions) during the year in which their initial cloud subscription began was 7% and 12% of total cloud revenue in 2022 and 2021, respectively.

Software License Revenue

Year 2023 compared with year 2022

Software license revenue decreased $6.6 million to $18.2 million in 2023 compared to 2022 as customers continue to purchase our SaaS offerings rather than a traditional perpetual license. License revenue for the Americas and EMEA segments decreased $4.3 million and $3.5 million, respectively, while license revenue for the APAC segment increased $1.1 million in 2023 over 2022. The majority of our software license revenue relates to our warehouse management product group (approximately 85%) for the year ended December 31, 2023.

Year 2022 compared with year 2021

Software license revenue decreased $12.3 million to $24.8 million in 2022 compared to 2021. License revenue for the Americas segment decreased $13.0 million, while license revenue from the EMEA & APAC segments increased $0.6 million and $0.1 million, in 2022 over 2021. The majority of our software license revenue relates to our warehouse management product group (over 85%) for the year ended December 31, 2022.

Maintenance Revenue

Year 2023 compared with year 2022

Maintenance revenue increased by $1.7 million in 2023 compared to 2022. The Americas increased $1.7 million, compared to 2022, while the EMEA and APAC segments remained relatively flat.

Year 2022 compared with year 2021

Maintenance revenue decreased $3.6 million in 2022 compared to 2021. Maintenance revenue for the Americas segments increased $0.1 million, while EMEA and APAC segments decreased $3.3 million and $0.4 million compared to 2021, respectively.

Services Revenue

Year 2023 compared with year 2022

Services revenue increased $93.8 million in 2023 compared to 2022. Service revenue for the Americas, EMEA and APAC segments increased $67.0 million, $21.7 million, and $5.1 million, respectively, compared to 2022. Services revenue was driven by adoption and implementation of our cloud solutions. The percentage of professional services revenue that relates to cloud subscriptions in 2023 and 2022 was approximately 70% and 55%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software. Professional services revenue recognized from first time cloud customers (defined as customers with no prior cloud subscriptions) during the year in which their initial cloud subscription began was approximately 8% and 12% of total services revenue in 2023 and 2022, respectively. As with our cloud subscriptions, customers often continue to purchase our professional services beyond their initial implementation to roll out additional locations, implement additional features and functionality, and implement additional products, as well as for general support. Professional services revenue recognized from first time cloud customers excludes those services we provided after the year in which the initial cloud subscription began. Further, the professional services revenue attributable to first time cloud customers could be affected by the timing of the start date of the subscription during the year.

Year 2022 compared with year 2021

Services revenue increased $59.3 million in 2022 compared to 2021. The Americas, EMEA, and APAC segments increased $39.6 million, $13.5 million and $6.2 million, respectively, compared to 2021. Services revenue was driven by adoption and implementation of our cloud solutions. The percentage of professional services revenue that relates to cloud subscriptions in 2022 and 2021 was approximately 55% and 40%, respectively. Professional services revenue recognized from first time cloud customers (defined as customers with no prior cloud subscriptions) during the year in which their initial cloud subscription began was approximately 12% and 14% of total services revenue in 2022 and 2021, respectively.

Hardware Revenue

Hardware revenue, net decreased $5.4 million in 2023 compared to 2022. Hardware revenue, net increased $5.8 million in 2022 compared to 2021. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Year Ended December 31,
				% Change vs. Prior Year
	2023	2022	2021	2023	2022
	(in thousands)

Cost of cloud subscriptions, maintenance and services	$429,263	$356,111	$295,518	21%	21%
Cost of software license	$1,351	$2,126	$2,309	-36%	-8%
Total cost of revenue	$430,614	$358,237	$297,827	20%	20%

Cost of Cloud Subscriptions, Maintenance and Services

Year 2023 compared with year 2022

Cost of cloud subscriptions, maintenance and services consists primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services related to perpetual software licenses; and professional and technical services as well as hosting fees. The $73.2 million increase in 2023 compared to 2022 was principally due to a $52.0 million increase in compensation and other personnel-related expenses, a $6.3 million increase in travel expense, a $8.3 million increase in performance-based compensation expense, a $4.4 million increase in computer infrastructure cost and a $1.1 million increase in facilities expense.

Year 2022 compared with year 2021

The $60.6 million increase in 2022 compared to 2021 was principally due to a $43.7 million increase in compensation and other personnel-related expenses, a $6.2 million increase in travel expense, a $5.1 million increase in performance-based compensation expense, a $3.7 million increase in computer infrastructure cost and a $0.8 million increase in professional expense.

Cost of Software License

Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. In 2023, cost of license decreased by $0.7 million, compared to 2022. In 2022, cost of software license decreased by $0.2 million compared to 2021.

Operating Expenses

	Year Ended December 31,
				% Change vs. Prior Year
	2023	2022	2021	2023	2022
	(in thousands)

Research and development	$126,814	$111,877	$97,628	13%	15%
Sales and marketing	74,490	64,537	57,855	15%	12%
General and administrative	81,174	73,070	68,086	11%	7%
Depreciation and amortization	5,752	6,663	7,914	-14%	-16%
Operating expenses	$288,230	$256,147	$231,483	13%	11%

Research and Development

Our principal research and development (R&D) activities during 2023, 2022 and 2021 focused on the expansion and integration of new products and releases, including cloud solutions, while expanding the product footprint of our Unified Omnichannel Commerce and Digital Supply Chain solutions, including Inventory Optimization and point-of-sale.

For 2023, 2022 and 2021, we did not capitalize any R&D costs as the period between determining technological feasibility was established or that it is probable the software product would be used to perform the function intended were insignificant.

Year 2023 compared with year 2022

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses in 2023 increased by $14.9 million compared to 2022. This increase is principally due to a $10.9 million increase in compensation and other personnel-related expenses, a $3.1 million increase in performance-based compensation expense, and a $0.6 million increase in computer infrastructure costs.

Year 2022 compared with year 2021

Research and development expenses in 2022 increased by $14.3 million compared to 2021. This increase is principally due to a $12.1 million increase in compensation and other personnel-related expenses and a $1.1 million increase in performance-based compensation expense.

Sales and Marketing

Year 2023 compared with year 2022

Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $10.0 million in 2023 compared to 2022, primarily due to a $4.3 million increase in compensation and other personnel-related expense, a $3.7 million increase in marketing and campaign expenses, a $1.0 million increase in performance-based compensation expense, and a $0.8 million in travel expense.

Year 2022 compared with year 2021

Sales and marketing expenses increased $6.7 million in 2022 compared to 2021, primarily due to a $2.7 million increase in performance-based compensation expense, a $2.1 million increase in compensation and other personnel-related expenses, a $1.1 million increase in travel expense, and a $0.8 million increase in marketing and campaign programs.

General and Administrative

Year 2023 compared with year 2022

General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased $8.1 million in 2023 primarily due to a $5.3 million increase in compensation and other personnel-related expenses, a $1.3 million increase in performance-based compensation expense, a $0.6 million increase in professional expenses, and a $0.6 million increase in computer infrastructure costs.

Year 2022 compared with year 2021

General and administrative expenses increased $5.0 million in 2022 primarily due to a $4.1 million increase in compensation and other personnel-related expenses and a $0.6 million increase in travel expenses.

Depreciation and Amortization

Depreciation and amortization of intangibles and software expense amounted to $5.8 million, $6.7 million, and $7.9 million in 2023, 2022 and 2021, respectively. Amortization of intangibles was immaterial in 2023, 2022 and 2021. We have recorded goodwill and other acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions.

Operating Income

Operating income in 2023 increased $57.2 million to $209.9 million, compared to $152.7 million for 2022. Operating margins were 22.6% for 2023 versus 19.9% for 2022. Operating income and margin increased primarily due to increased cloud subscriptions and services revenues. In 2023, operating income increased by $35.9 million, $16.7 million, and $4.6 million in the Americas, EMEA and APAC segment, respectively.

Operating income in 2022 increased $18.4 million to $152.7 million, compared to $134.3 million for 2021. Operating margins were 19.9% for 2022 versus 20.2% for 2021. Operating income increased primarily due to increased cloud subscriptions and services revenues. In 2022, operating income increased by $8.1 million, $5.3 million, and $5.0 million in the Americas, EMEA and APAC segments. Operating margin decreased slightly due to our commitment to strategically invest in the business as a cloud first company focused on delivering long term sustainable growth and earnings leverage.

Other Income and Income Taxes

	Year Ended December 31,
				% Change vs. Prior Year
	2023	2022	2021	2023	2022

Other (loss) income, net	$3,790	$5,421	$(261)	-30%	-2177%
Income tax provision	37,103	29,162	23,600	27%	24%

Other (Loss) Income, net

Other (loss) income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Interest income was $5.3 million, $0.6 million and $0.1 million for 2023, 2022 and 2021, respectively. The weighted-average interest rate earned on cash and investments was approximately 2% in 2023 and immaterial for 2022 and 2021. We recorded net foreign currency losses of $1.5 million in 2023, gains of $4.7 million in 2022, and losses of $0.2 million in 2021. The foreign currency gains and losses mainly resulted from gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound Sterling, Euro, and Indian Rupee.

Income Tax Provision

Our effective income tax rates were 17.4%, 18.4%, and 17.6% in 2023, 2022 and 2021, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits.

The effective tax rate in 2023 decreased from 2022 mainly due to a decrease of expense from a favorable tax law change allowing creditability of foreign tax offset by a decrease of net excess tax benefits on restricted stock vesting and adjustments for tax contingencies.

The effective income tax rate in 2022 increased from 2021 mainly due to an increase of expense from an unfavorable tax law change limiting creditability of foreign tax offset by a decrease in expense for tax contingencies.

The income tax provision for 2023, 2022 and 2021 included excess tax benefits of $6.8 million, $7.6 million, and $6.6 million on vesting of restricted stock.

Liquidity and Capital Resources

During 2023, 2022 and 2021, we funded our business through cash generated from operations. Our cash and cash equivalents as of December 31, 2023 included $203.3 million held in the U.S. and $67.4 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act in December 2017, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $246.2 million, $179.6 million, and $185.2 million in 2023, 2022 and 2021, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for 2023 increased $66.6 million compared to 2022 on higher earnings. Cash flow from operating activities for 2022 decreased $5.6 million compared to 2021, which is mainly due to an increase in income tax payments from the 2017 U.S. Tax Cuts and Jobs Act elimination of the expensing of research and development costs as incurred for tax purposes beginning in 2022. Days sales outstanding was 70, 77, and 67 for quarter ending December 31, 2023, 2022 and 2021, respectively, reflecting solid cash collections.

Investing activities used cash of approximately $4.7 million, $6.6 million, and $4.0 million in 2023, 2022 and 2021, respectively. Our investing activities for 2023, 2022 and 2021 consisted of capital spending to support company growth and short-term investing. For 2023, 2022 and 2021, capital expenditure was $4.7 million, $6.6 million, and $4.0 million, respectively.

Financing activities used cash of approximately $196.0 million, $204.5 million, and $120.4 million in 2023, 2022 and 2021, respectively. The principal use of cash for financing activities in 2023, 2022 and 2021 was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for 2023, 2022 and 2021 totaled $196.0 million, $204.5 million, and $120.4 million, respectively, including shares withheld for taxes of $30.0 million, $29.1 million, and $20.4 million, respectively. Our $75.0 million repurchase authority replenished by our Board of Directors in October 2023 remains in effect.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In 2024, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and in our business to extend our market leadership. We will evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements in 2024 for general corporate purposes.

Aggregate Contractual Obligations

Our principal commitments as of December 31, 2023 consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of December 31, 2023, our cloud infrastructure obligations are approximately $98.5 million over the next 4 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of December 31, 2023, are approximately $20.0 million over the next 4 years. We expect to fulfill all of these commitments from our working capital.

Lease Commitments

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. Rent expense for these leases aggregated $8.1 million, $7.7 million, and $7.9 million during 2023, 2022 and 2021, respectively.

In the following table, we present a summary of our contractual commitments as of December 31, 2023 (in thousands):

	Total	2024	2025	2026	2027	2028	Thereafter
Operating Lease Obligations	$25,842	$7,096	$6,729	$3,690	$3,769	$3,823	$735

Indemnities

Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software services and products infringe third party intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our services or products because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the services or products, (ii) replace or modify the services or products so that the customer’s use does not infringe, or, if neither of those options is reasonably feasible, terminate that particular services or products and provide, as applicable, a refund of services fees paid for services not received or a refund of the unamortized portion of the license fees paid for the products (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability, but they do not cover indirect or consequential damages, such as our customers’ lost revenues or profits. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with the Financial Accounting Standards Board's guidance on accounting for contingencies and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these indemnification obligations as of December 31, 2023.

Warranties

In general, in our customer contracts for purchase of our cloud SaaS services or license of our on-premises software products, we warrant that our services or software will perform in accordance with our published services or product specifications. Additionally, we may include other warranties such as “no-malware” warranties and warranties that we will perform our SaaS services consistent with generally accepted industry standards or similar standards. In our SaaS services agreements, we also include service level agreements (SLAs) under which we agree to provide service credits to our customers if our services availability drops below certain defined levels. If necessary, we would reserve for the estimated cost of product and service warranties based on specific warranty claims and claims history. However, we have not incurred significant recurring expense under our services or product warranties. As a result, we believe the estimated fair value of our warranty obligations is nominal and we have no liabilities recorded for them as of December 31, 2023.

Application of Critical Accounting Policies and Estimates

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based on information available to us at the time that these estimates, judgments, and assumptions are made. To the extent there are material differences between those estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policy that reflect our more significant estimates, judgments, and assumptions is Revenue Recognition.

Revenue Recognition

We recognize revenue when we transfer control of the promised products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We derive our revenue mainly from cloud subscriptions, software licenses, customer support services and software enhancements (“maintenance”), and implementation services. We exclude sales and usage-based taxes from revenue.

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

Significant Judgments

Our customer contracts include the sale of multiple SaaS services or licensed products. Judgment is required to determine whether each service or product sold is a distinct performance obligation that should be accounted for separately. We allocate the transaction price to the distinct performance obligations based on relative standalone selling price (“SSP”). We estimate SSP based on the prices we charge our customers or by using other information such as market conditions and other observable inputs. However, the selling price of our cloud subscriptions and software licenses are highly variable. Thus, we estimate SSP for cloud subscriptions and software licenses using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Business

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, and the United Kingdom. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized foreign exchange losses of $1.5 million in 2023, compared to gains of $4.7 million in 2022, and losses of $0.2 million in and 2021. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2023 relative to the U.S. dollar would have resulted in a change of approximately $6.7 million in the reported foreign currency loss.

Interest Rates

We currently invest our cash and cash equivalents in a variety of financial instruments, including taxable floating rate obligations in money market funds and certificate of deposits with original maturities of less than three months when purchased. These investments are mainly denominated in U.S. dollars. Cash balances in foreign currencies overseas, except for India, are derived from business operations. Our operations in India are funded by the U.S. operations. At December 31, 2023, our cash and cash equivalents balances totaled $270.7 million, of which all is highly liquid.

Investments in both fixed rate and floating rate interest-earning instruments carry interest rate risks. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash equivalents and short-term investments was approximately 2% and immaterial for the years ended December 31, 2023 and 2022, respectively. The fair value of cash equivalents held at December 31, 2023 and 2022 was $86.2 million and $106.6 million, respectively. Based on the average cash equivalents and short-term investments outstanding during 2023 and 2022, increases or decreases in the rates of return of 25 basis points would result in increases or decreases to interest income of approximately $0.6 million from the reported interest income for both 2023 and 2022.

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

As of the end of the Company’s 2023 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2023, has audited the Company’s internal control over financial reporting as of December 31, 2023 and has issued a report regarding the Company’s internal control over financial reporting appearing on page 41, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer

February 5, 2024

/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer, and Treasurer

February 5, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Manhattan Associates, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Manhattan Associates, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 5, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Atlanta, Georgia

February 5, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Manhattan Associates, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 5, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition - Identification of Performance Obligations
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company enters into contracts with its customers that may include promises to transfer SaaS offerings, software licenses, software maintenance, or professional services. Significant judgment may be required by the Company in determining the amount of revenue recognition for these customer contracts which include multiple performance obligations. The audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to identify the performance obligations in a customer contract. Our audit procedures included, among others, reading a sample of executed contracts to assess management’s evaluation of significant terms, including the identification of distinct performance obligations, and tested the amounts recognized as revenue or recorded in deferred revenue.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

February 5, 2024

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021

Revenue:
Cloud subscriptions	$254,612	$176,458	$122,195
Software license	18,206	24,848	37,070
Maintenance	143,936	142,198	145,841
Services	487,869	394,096	334,799
Hardware	24,102	29,484	23,738
Total revenue	928,725	767,084	663,643
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	429,263	356,111	295,518
Cost of software license	1,351	2,126	2,309
Research and development	126,814	111,877	97,628
Sales and marketing	74,490	64,537	57,855
General and administrative	81,174	73,070	68,086
Depreciation and amortization	5,752	6,663	7,914
Total costs and expenses	718,844	614,384	529,310
Operating income	209,881	152,700	134,333
Interest income	5,304	596	68
Other (loss) income, net	(1,514)	4,825	(329)
Income before income taxes	213,671	158,121	134,072
Income tax provision	37,103	29,162	23,600
Net income	$176,568	$128,959	$110,472

Basic earnings per share	$2.86	$2.05	$1.74
Diluted earnings per share	$2.82	$2.03	$1.72

Weighted average number of shares:
Basic	61,817	62,768	63,445
Diluted	62,608	63,408	64,323

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2023	2022	2021

Net income	$176,568	$128,959	$110,472
Foreign currency translation adjustment, net of tax	494	(7,704)	(1,566)
Comprehensive income	$177,062	$121,255	$108,906

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$270,741	$225,463
Accounts receivable, net	181,173	166,767
Income taxes receivable	1,371	647
Prepaid expenses	20,710	18,884
Other current assets	5,195	3,614
Total current assets	479,190	415,375

Property and equipment, net	11,795	12,803
Operating lease right-of-use assets	21,645	17,794
Goodwill, net	62,235	62,230
Deferred income taxes	66,043	37,206
Other assets	32,445	24,770
Total assets	$673,353	$570,178

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,508	$25,701
Accrued compensation and benefits	73,210	54,469
Accrued and other liabilities	27,374	24,569
Deferred revenue	237,793	208,807
Income taxes payable	3,030	2,049
Total current liabilities	365,915	315,595

Operating lease liabilities, long-term	17,694	14,065
Other non-current liabilities	11,466	13,718

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2023 and December 31, 2022	-	-
Common stock, $.01 par value; 200,000,000 shares authorized; 61,566,037 and 62,191,570 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	615	621
Retained earnings	304,701	253,711
Accumulated other comprehensive loss	(27,038)	(27,532)
Total shareholders' equity	278,278	226,800
Total liabilities and shareholders' equity	$673,353	$570,178

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021

Operating activities:
Net income	$176,568	$128,959	$110,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,752	6,663	7,914
Equity-based compensation	71,571	59,361	43,259
Loss (gain) on disposal of equipment	57	(89)	7
Deferred income taxes	(28,844)	(29,711)	(1,912)
Unrealized foreign currency loss (gain)	1,280	(1,515)	(493)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,084)	(44,056)	(16,650)
Other assets	(10,925)	(10,247)	(6,533)
Accounts payable, accrued and other liabilities	18,123	11,794	12,256
Income taxes	(1,416)	765	(3,667)
Deferred revenue	27,136	57,706	40,530
Net cash provided by operating activities	246,218	179,630	185,183

Investing activities:
Purchases of property and equipment	(4,730)	(6,587)	(4,016)
Net cash used in investing activities	(4,730)	(6,587)	(4,016)

Financing activities:
Purchase of common stock	(196,047)	(204,460)	(120,418)
Net cash used in financing activities	(196,047)	(204,460)	(120,418)

Foreign currency impact on cash	(163)	(6,826)	(1,748)

Net change in cash and cash equivalents	45,278	(38,243)	59,001
Cash and cash equivalents at beginning of period	225,463	263,706	204,705
Cash and cash equivalents at end of period	$270,741	$225,463	$263,706
	$-	$-	$-
Supplemental disclosures of cash flow information:
Cash paid for taxes	$67,376	$58,022	$29,162

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	63,527,186	$635	$-	$236,524	$(18,262)	$218,897
Repurchase of common stock	(887,782)	(9)	(43,254)	(77,155)	-	(120,418)
Restricted stock units issuance	515,090	5	(5)	-	-	-
Equity-based compensation	-	-	43,259	-	-	43,259
Foreign currency translation adjustment	-	-	-	-	(1,566)	(1,566)
Net income	-	-	-	110,472	-	110,472
Balance, December 31, 2021	63,154,494	631	-	269,841	(19,828)	250,644
Repurchase of common stock	(1,569,531)	(16)	(59,355)	(145,089)	-	(204,460)
Restricted stock units issuance	606,607	6	(6)	-	-	-
Equity-based compensation	-	-	59,361	-	-	59,361
Foreign currency translation adjustment	-	-	-	-	(7,704)	(7,704)
Net income	-	-	-	128,959	-	128,959
Balance, December 31, 2022	62,191,570	621	-	253,711	(27,532)	226,800
Repurchase of common stock	(1,246,231)	(12)	(70,457)	(125,578)	-	(196,047)
Restricted stock units issuance	620,698	6	(6)	-	-	-
Excise tax accrued	-	-	(1,108)	-	-	(1,108)
Equity-based compensation	-	-	71,571	-	-	71,571
Foreign currency translation adjustment	-	-	-	-	494	494
Net income	-	-	-	176,568	-	176,568
Balance, December 31, 2023	61,566,037	615	-	304,701	(27,038)	278,278

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

Our operations are in North and South America (the “Americas"), Europe (EMEA), and the Asia/Pacific (APAC) region. The Americas operation are conducted through the Parent Company, Manhattan Associates, Inc., and its wholly-owned subsidiary, Manhattan Associates Chile Spa. Our European and Asia Pacific operations are conducted through wholly owned subsidiaries within their respective geographies. We occasionally sell our products and services in other countries, such as countries in Latin America, Eastern Europe, Middle East, and Asia, through our direct sales channel as well as various reseller channels.

Risks Associated with Single Business Line, Technological Advances, and Foreign Operations

We currently derive a substantial portion of our revenues from sales of cloud solutions and related services. The markets for supply chain commerce solutions are highly competitive, subject to rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, our position in these markets could be eroded rapidly by unforeseen changes in customer requirements for application features, functions, and technologies.

Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We recognized foreign exchange losses of $1.5 million in 2023, compared to gains of $4.7 million in 2022, and losses of $0.2 million in 2021. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” on the Consolidated Statements of Income.

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

Principles of Consolidation and Foreign Currency Translation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The financial statements of foreign subsidiaries have been translated into United States dollars in accordance with the foreign currency matters topic in the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (the “Codification”). Revenues and expenses from international operations were denominated in the respective local currencies and translated using the average monthly exchange rates for the year. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date and the effect of changes in exchange rates from year to year are disclosed as a separate component of shareholders’ equity and comprehensive income.

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

Our sales are primarily to companies located in the United States, Europe and Asia. We perform periodic credit evaluations of our customers’ financial condition and do not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2023 for the Americas, EMEA, and APAC segments were $137.2 million, $34.6 million, and $9.4 million, respectively. Accounts receivable, net as of December 31, 2022 for the Americas, EMEA, and APAC segments were $133.6 million, $28.1 million, and $5.0 million, respectively. Our top five customers in aggregate accounted for 11%, 11%, and 12% of total revenue recognized for each of the years ended December 31, 2023 (“2023”), the year ended December 31, 2022 (“2022”), and the year ended December 31, 2021 (“2021”), respectively. No single customer accounted for more than 10% of revenue in 2023, 2022 and 2021, or more than 10% of accounts receivable as of December 31, 2023 and 2022.

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

At December 31, 2023, the Company’s cash and cash equivalents were $184.5 million and $86.2 million, respectively. Cash equivalents consist of highly liquid money market funds of $79.7 million and certificates of deposit of $6.5 million. For money market funds, we use quoted prices from active markets that are classified as Level 1, the highest level of observable input in the disclosure hierarchy framework. The Company had no investments at December 31, 2023.

The carrying values of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable included in the accompanying Consolidated Balance Sheets approximate their fair values principally due to the short-term maturities of these instruments.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for credit losses, which is based upon an evaluation of historical amounts written-off, the customers’ ability to pay, and general economic conditions; self-insurance accruals; impairment testing of goodwill; and our effective income tax rate (including the impact of unrecognized tax benefits) and deferred tax assets, which are based upon our expectations of future taxable income, allowable deductions, and projected tax credits. Actual results will differ from these estimates.

Revenue Recognition

We recognize revenue when we transfer control of the promised products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We derive our revenue from cloud subscriptions, software licenses, customer support services and software enhancements (“maintenance”) for software licenses, implementation and training services, and sales of hardware. We exclude sales and usage-based taxes from revenue.

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

Significant Judgments

Our contracts with customers typically contain promises to transfer multiple products and services to a customer. Judgment is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. We allocate the transaction price to the distinct performance obligations based on relative standalone selling price (“SSP”). We estimate SSP based on the prices charged to customers, or by using information such as market conditions and other observable inputs. However, the selling price of our cloud subscriptions and software licenses are highly variable. Thus, we estimate SSP for our cloud subscriptions and software licenses using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.

Contract Balances

Cloud subscriptions and maintenance for perpetual software licenses are typically billed annually in advance. Timing of invoicing to customers may differ from timing of revenue recognition. Payment terms for our software licenses vary. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our customers. Services are typically billed monthly as performed. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we are applying the practical expedient to exclude from consideration any contracts with payment terms of one year or less as we rarely offer terms extending beyond one year.

Deferred revenue mainly represents amounts collected prior to having completed performance of cloud subscriptions, maintenance and professional services. $200.3 million of revenue that was included in the deferred revenue balance as of December 31, 2022 was recognized in 2023.

No revenue was recognized in 2023 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of December 31, 2023, approximately $1.4 billion of revenue is expected to be recognized from remaining performance obligations. Over 98% of our reported performance obligations represent cloud native subscriptions with a non-cancelable term greater than one year (including cloud-deferred revenue as well as amounts we will invoice and recognize as revenue from our performance of cloud services in future periods). Maintenance contracts for perpetual software licenses are typically one year in duration and are not included in the remaining performance obligations. We expect to recognize revenue on approximately 40% of these remaining performance obligations over the next 24 months with the majority of the remaining balance recognized over the following 36 months. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses utilizing a model of internal historical losses data. In estimating the allowance for credit losses, we considered our historical write-offs, the historical creditworthiness of the customer, and other factors. We also analyzed expected credit losses given future risks in projected economic conditions and future risks of customer collection. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Additions to the allowance for credit losses are recorded in general and administrative expense and were immaterial in all periods presented. Our credit loss reserve was $0.9 million and $0.6 million as of December 31, 2023 and 2022, respectively.

We also reduce accounts receivable with a corresponding reduction in services revenue for the most likely amount of potential service revenue adjustments based on a detailed assessment of accounts receivable. The total amount recorded to services revenue was $4.9 million, $5.4 million, and $2.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, we have reduced our accounts receivable balance by $4.4 million and $5.4 million, respectively, for these potential adjustments.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We amortize these amounts over the expected benefit period which we estimate by considering several factors, including the rate of technological change and duration of our customer contracts. Sales commissions for renewal contracts are amortized over the related contractual renewal period. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $39.6 million as of December 31, 2023, of which $29.6 million is included in other assets and $10.0 million is included in prepaid expenses. Deferred commissions were $29.9 million as of December 31, 2022, of which $21.9 million is included in other assets and $8.0 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying consolidated statement of operations. Amortization of sales commissions in 2023, 2022 and 2021 was $9.8 million, $7.5 million, and $5.2 million respectively. No impairment losses were recognized during 2023, 2022 and 2021.

Property and Equipment

Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, and leasehold improvements. We depreciate the cost of furniture, computers, and other office equipment on a straight-line basis over their estimated useful lives (five years for office equipment, seven years for furniture and fixtures). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation and amortization expense for 2023, 2022 and 2021 was approximately $5.8 million, $6.7 million, and $7.9 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Income. Amortization expense on intangible assets in 2023, 2022 and 2021 was immaterial.

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2023	2022
Office equipment	$40,072	$39,273
Furniture and fixtures	5,005	4,871
Leasehold improvement	23,849	23,518
Property and equipment, gross	68,926	67,662
Less accumulated depreciation	(57,131)	(54,859)
Property and equipment, net	$11,795	$12,803

Software Development Costs

Software may be for internal use or for resale. Costs related to certain software, which is for resale, are capitalized in accordance with Accounting Standards Codification (“ASC”) 985-20, Costs of Software to be Sold, Leased, or Marketed. Under this guidance, computer software development costs are charged to research and development (R&D) expense until technological feasibility is established, after which remaining software production costs are capitalized. We have defined technological feasibility as the point in time at which we have a detailed program design or a working model of the related product, depending on the type of development efforts, and high-risk development issues have been resolved through end-to-end system testing.

We do not typically capitalize costs related to software for resale as technological feasibility generally coincides with general availability of the software. We capitalize the costs of software developed or obtained for internal use in accordance with ASC 350-40, Internal Use Software. We expense all costs incurred during the preliminary project stage of our development and capitalizes the costs incurred during the application development stage once it is probable that development will be completed and the software will be used to perform the function intended. These costs are typically insignificant. All other costs, primarily related to maintenance and minor software fixes as well as research and development, are expensed as incurred.

Impairment of Long-Lived Assets

We review the values assigned to long-lived assets, including property and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2023, 2022 and 2021, we did not recognize any impairment charges associated with our long-lived or intangible assets.

The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

Goodwill and Impairment of Goodwill

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of net identified tangible and intangible assets and liabilities acquired. We evaluate goodwill for impairment on at least an annual basis. During 2023 and 2022, we did not recognize any impairment charges associated with our goodwill. We do not have any accumulated impairment loses as of 2023. Goodwill was $62.2 million at the end of both years ended December 31, 2023 and 2022.

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

We applied the simplified goodwill impairment test for 2023, that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is not more likely than not that the unit’s fair value is less than its carrying amount. To the extent we conclude that it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying amount. If the carrying amount exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. We did not identify any macroeconomic or industry conditions as of December 31, 2023, that would indicate that the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate that it is more likely than not that the fair value of any reporting units have fallen below their carrying amount, we would record an impairment charge based on that difference. We performed our periodic review of goodwill for impairment as of December 31, 2023 and 2022, and did not identify any impairment as a result of the review.

Guarantees and Indemnities

We account for guarantees in accordance with the guarantee accounting topic in the FASB Codification. Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, (iii) terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2023, or 2022.

In general, in our customer contracts for purchase of our cloud SaaS services or license of our on-premises software products, we warrant that our services or software will perform in accordance with our published services or product specifications. Additionally, we may include other warranties such as “no-malware” warranties and warranties that we will perform our SaaS services consistent with generally accepted industry standards or similar standards. We also warrant to our customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we will provide for the estimated cost of product and service warranties based on specific warranty claims history. However, we have not incurred significant recurring expenses under product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2023 and 2022.

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

Diluted net income per share is computed using net income divided by Weighted Shares and the treasury stock method effect of common equivalent shares (CES) outstanding for each period presented. In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Net income	$176,568	$128,959	$110,472
Earnings per share:
Basic	$2.86	$2.05	$1.74
Effect of CESs	(0.04)	(0.02)	(0.02)
Diluted	$2.82	$2.03	$1.72

Weighted average number of shares:
Basic	61,817	62,768	63,445
Effect of CESs	791	640	878
Diluted	62,608	63,408	64,323

The number of anti-dilutive CESs in 2023, 2022 and 2021 was immaterial. See Note 2 for further information on those securities.

Accumulated Other Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments that are excluded from net income and reflected in shareholders’ equity. The entire accumulated other comprehensive income balance as of December 31, 2023 and 2022 represents foreign currency translation adjustments.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense was $2.4 million in 2023, $2.3 million in 2022, and $2.3 million in 2021.

Retirement of Repurchased Shares

We immediately retire shares repurchased pursuant to any share repurchase program. We allocate the share purchase price in excess of par value between additional paid-in capital and retained earnings.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We expect to adopt the updated accounting guidance in our Annual Report on Form 10-K for the year ended December 31, 2024. We are currently evaluating the impact the adoption of the new accounting guidance will have on our segment disclosures in Note 8.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance, among other things, requires additional disclosure primarily related to the income tax rate reconciliation and income taxes paid. We expect to adopt the updated accounting guidance in our Annual Report on Form 10-K for the year ended December 31, 2025. We are currently evaluating the impact the adoption of the new accounting guidance will have on our income tax disclosures in Note 3.

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

A maximum of 4,500,000 shares are available for grant under the amended 2020 Plan. Each stock option, stock appreciation right, restricted stock, or restricted stock unit granted is counted against the maximum share limitation as one share. Options and stock appreciation rights cannot have a term exceeding seven years. As of December 31, 2023, there were 2,870,924 shares available for issuance under the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to interpret the provisions thereof.

The restricted stock unit awards contain vesting provisions that are 50% service based and 50% performance based for employee awards and 100% service based for non-employee members of the Board of Directors (“Outside Directors”). The employee awards have a four year vesting period, with the performance portion tied to annual revenue and operating income targets. The awards to Outside Directors have a one year vesting period. We recognize compensation cost for service-based restricted awards with graded vesting on a straight-line basis over the entire vesting period, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. For our performance-based restricted stock awards with graded vesting, we recognize compensation cost on an accelerated basis applying straight-line expensing for each separately vesting portion of each award. We utilize the price of our publicly traded shares to determine the fair value of restricted stock units on the grant date.

Restricted Stock Unit Awards

We present below a summary of changes in unvested units of restricted stock during 2023:

	Number of Units	Grant Date Fair Value
Outstanding at January 1, 2023	1,427,831	$106.50
Granted	582,710	127.51
Vested	(620,698)	86.72
Forfeited	(13,780)	125.61
Outstanding at December 31, 2023	1,376,063

The Company recorded equity-based compensation expense related to restricted stock and RSUs (collectively “restricted stock awards”) of $71.6 million, $59.4 million, and $43.3 million in 2023, 2022 and 2021, respectively. The total fair value of restricted stock awards vested in 2023, 2022 and 2021, based on market value at the vesting dates was $85.2 million, $81.4 million, $59.8 million, respectively. The weighted average grant-date fair value of RSUs granted during fiscal year 2023, 2022 and 2021 was

$127.51, $123.75, and $128.62, respectively. As of December 31, 2023, unrecognized compensation cost related to unvested RSU totaled $102.3 million and is expected to be recognized over a weighted average period of approximately 2.3 years. We recognize forfeitures of equity-based payments as they occur.

Included in RSU grants for the year ended December 31, 2023 are 319,109 units that have performance-based vesting criteria granted at target level for 2023 and performance adjustments above target level for 2022. The performance criteria are tied to our financial performance. As of December 31, 2023, the associated equity-based compensation expense has been recognized for the portion of the award attributable to the 2023 performance criteria.

3. Income Taxes

We are subject to future federal, state, and foreign income taxes and have recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2023 and 2022. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. We present below significant components of our deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accounts receivable	$1,179	$1,321
Accrued liabilities	12,255	9,208
Equity-based compensation	12,148	9,832
Capitalized R&D costs	50,654	27,516
Accrued sales taxes	189	190
Operating lease liabilities	3,219	2,974
State tax credits	3,102	2,700
Tax credit - foreign	5,397	3,108
Valuation allowance	(2,881)	(2,735)
Other	295	279
	85,557	54,393
Deferred tax liabilities:
Intangible Assets	7,417	7,428
Depreciation	429	580
Deferred commissions	8,638	6,408
Operating lease right-of-use assets	3,030	2,771
	19,514	17,187
Net deferred tax assets	$66,043	$37,206

We present below income from domestic and foreign operations before income tax expense for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$193,727	$139,217	$120,565
Foreign	19,944	18,904	13,507
Total	$213,671	$158,121	$134,072

The components of our income tax provision for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$46,497	$42,198	$14,042
State	10,911	11,183	5,188
Foreign	8,539	5,492	6,309
	$65,947	$58,873	$25,539
Deferred:
Federal	(23,116)	(22,383)	(427)
State	(3,132)	(5,200)	(531)
Foreign	(2,596)	(2,128)	(981)
	(28,844)	(29,711)	(1,939)
Total	$37,103	$29,162	$23,600

We currently have a tax holiday in India under the Special Economic Zone Act through March 2029. As a result of this holiday, we had pre-tax income of approximately $14.3 million, for the year ended December 31, 2023, that was not subject to tax. Separately, we are subject to India’s Minimum Alternate Tax (MAT) and accordingly incurred income tax expense of approximately $2.3 million in 2023. The impact on diluted earnings per share if the income had been fully taxable would have been a decrease of $0.04 per share in 2023.

We have tax credit carry-forwards of approximately $3.9 million available to offset future state tax. These tax credit carry-forwards expire in 2026 to 2034. These credits represent a deferred tax asset of $3.1 million after consideration of the federal benefit of state tax deductions. A valuation allowance of $1.5 million has been established for these credits because the ability to use them is not more likely than not. We also have a tax credit carry-forward of approximately $5.4 million available to offset future foreign tax. This tax credit carryforward begins expiring in 2036.

At December 31, 2023 we had approximately $90.4 million of undistributed earnings and profits. The undistributed earnings and profits are considered previously taxed income and would not be subject to U.S. income taxes upon repatriation of those earnings, in the form of dividends. The undistributed earnings and profits are considered to be permanently reinvested, accordingly no provision for local withholdings taxes have been provided, however, upon repatriation of those earnings, in the form of dividends, we could be subject to additional local withholding taxes.

We present below a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

Statutory federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State income tax, net of federal benefit	3.0	3.6	3.6
State credit carryforwards	(0.2)	1.2	(0.8)
U.S. federal R&D tax credit	(1.8)	(1.8)	(1.8)
Non-deductible equity compensation	1.1	1.1	0.9
Excess benefit of equity compensation	(3.2)	(4.8)	(4.9)
Employee compensation limitation	3.4	3.7	3.4
Global Intangible Low Taxed Income (GILTI)	0.1	0.1	0.2
Foreign-derived intangible income (FDII) deduction	(3.6)	(3.3)	(3.1)
Foreign operations	(2.9)	0.5	(0.7)
Tax contingencies	(0.3)	(1.3)	(0.3)
Other permanent differences	0.7	(0.3)	(0.6)
Change in valuation allowance	0.1	(1.3)	0.7
Income taxes	17.4%	18.4%	17.6%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021

Unrecognized tax benefits at January 1,	$(10,532)	$(13,186)	$(12,804)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	(425)	(199)	(408)
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	908	2,583	147
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	(2,182)	(1,787)	(3,117)
Reductions to unrecognized tax benefits relating to settlements with taxing authorities	-	-	148
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	2,543	2,057	2,848
Unrecognized tax benefits at December 31,	$(9,688)	$(10,532)	$(13,186)

Our unrecognized tax benefits totaled $9.7 million and $10.5 million as of December 31, 2023 and 2022, respectively. Included in these amounts are unrecognized tax benefits totaling $9.1 million and $9.9 million as of December 31, 2023 and 2022, respectively, which, if recognized, would affect the effective tax rate.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our global operations in income tax expense. For the years ended December 31, 2023, 2022 and 2021, the Company recognized the following income tax expense: $0.1 million, $0.7 million, and $0.4 million, respectively, for the potential payment of interest and penalties. Accrued interest and penalties were $1.3 million and $1.2 million for the years ended December 31, 2023 and 2022. We conduct business globally and, as a result, file income tax returns in the United State federal jurisdiction and in many state and foreign jurisdictions. We are generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2010. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2023, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $3.2 million.

4. Shareholders’ Equity

During 2023, 2022 and 2021, we purchased 1,024,328, 1,352,954, and 709,200 shares of the Company’s common stock for $166.0 million, $175.4 million, and $100.0 million, respectively, through open market transactions as part of a publicly-announced share repurchase program. Our $75.0 million repurchase authority replenished by our Board of Directors in October 2023 remains in effect.

As of 2023, we are subject to a 1% excise tax on stock repurchases as enacted by the United States Inflation Reduction Act which we include in the cost of stock repurchases as a reduction of shareholders’ equity.

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

6. Employee Benefit Plan

We sponsor the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all our employees. Under the 401(k) Plan’s deferred compensation arrangement, eligible employees who elect to participate in the 401(k) Plan may contribute up to 60% of eligible compensation up to $22,500, as defined, to the 401(k) Plan. The Internal Revenue Service sets the eligible compensation limit at $330,000 for 2023. Since 2012, we have provided a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the years ended December 31, 2023, 2022 and 2021, the Company expensed matching contributions to the 401(k) Plan of $7.8 million, $6.7 million, and $5.2 million, respectively.

7. Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2029. The total operating lease liabilities for these leases at December 31, 2023 was approximately $24.1 million. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of December 31, 2023 (in thousands):

December 31, 2023
ASSETS
Operating lease right-of-use assets	$21,645

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$6,428
Operating lease liabilities, long-term	17,694
Total operating lease liabilities	$24,122

Aggregate future minimum lease payments under noncancelable operating leases as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,
2024	$7,096
2025	6,729
2026	3,690
2027	3,769
2028	3,823
Thereafter	735
Total minimum payments required	25,842
Less short-term leases	(97)
Less imputed interest	(1,623)
Total operating lease liabilities	$24,122

We are applying the practical expedient to not separate lease and non-lease components, which allows us to account for lease and non-lease components as a single lease component. The total lease cost in 2023 was $8.1 million, consisting of $7.8 million of operating lease costs, and $0.3 million of short-term lease costs. The total lease cost in 2022 was $7.7 million, consisting of $7.3 million of operating lease costs, and $0.4 million of short-term lease costs. Total lease costs in 2021 were $7.9 million, consisting of $7.5 million of operating lease costs, and $0.4 million of short-term lease costs. Our variable lease cost during 2023, 2022 and 2021 were immaterial.

Weighted average remaining lease term	4.1 years
Weighted average discount rate	4%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$7,016

See Note 9 for information regarding an amendment to our headquarters lease that we entered into after December 31, 2024.

8. Segment Reporting

We manage our business by geographic segment and have three geographic reportable segments: the Americas, EMEA, and APAC. All segments derive revenue from the sale and implementation of our supply chain commerce solutions. The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain commerce. We use the same accounting policies for each reportable segment. The chief operating decision maker (chief executive officer and chief financial officer) evaluate performance based on revenue and operating results for each reportable segment.

The Americas segment charges royalty fees to the other segments based on cloud subscriptions and software licenses sold by those reportable segments. The royalties, which totaled $13.7 million, $8.9 million, and $6.1 million in 2023, 2022 and 2021, respectively, are included in costs of revenue for each segment with a corresponding reduction in the America’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments. Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas’ segment include all research and development costs including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Codification, we present below financial information by reportable segment for 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023				2022
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$205,611	$42,243	$6,758	$254,612	$148,943	$22,988	$4,527	$176,458
Software license	12,040	2,925	3,241	18,206	16,364	6,380	2,104	24,848
Maintenance	114,963	19,721	9,252	143,936	113,258	19,784	9,156	142,198
Services	362,979	101,254	23,636	487,869	295,998	79,628	18,470	394,096
Hardware	23,602	495	5	24,102	29,321	158	5	29,484
Total revenue	719,195	166,638	42,892	928,725	603,884	128,938	34,262	767,084

Costs and Expenses:
Cost of revenue	321,701	89,523	19,390	430,614	271,222	71,108	15,907	358,237
Operating expenses	257,172	19,889	5,417	282,478	227,409	17,187	4,888	249,484
Depreciation and amortization	5,164	503	85	5,752	5,964	613	86	6,663
Total costs and expenses	584,037	109,915	24,892	718,844	504,595	88,908	20,881	614,384
Operating income	$135,158	$56,723	$18,000	$209,881	$99,289	$40,030	$13,381	$152,700

	Year Ended December 31, 2021
	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$103,863	$15,380	$2,952	$122,195
Software license	29,300	5,729	2,041	37,070
Maintenance	113,169	23,091	9,581	145,841
Services	256,392	66,131	12,276	334,799
Hardware	23,491	243	4	23,738
Total revenue	526,215	110,574	26,854	663,643

Costs and Expenses:
Cost of revenue	225,799	58,593	13,435	297,827
Operating expenses	202,217	16,496	4,856	223,569
Depreciation and amortization	7,020	738	156	7,914
Total costs and expenses	435,036	75,827	18,447	529,310
Operating income	$91,179	$34,747	$8,407	$134,333

In the following table, we present goodwill, long-lived assets, and total assets by reportable segment as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023				As of December 31, 2022
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill, net	$54,766	$5,506	$1,963	$62,235	$54,766	$5,501	$1,963	$62,230
Long lived assets	53,061	10,129	2,696	65,886	47,591	6,640	1,136	55,367
Total assets	566,826	85,709	20,819	673,353	488,064	65,491	16,623	570,178

For the years ended December 31, 2023, 2022 and 2021, we derived revenue from sales to customers outside the United States of approximately $301.4 million, $238.4 million, and $196.4 million, respectively. Our remaining revenue was derived from domestic sales.

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the year ended December 31, 2023. The majority of our software license revenue (approximately 85%) relates to our warehouse management product group for the same period.

9. Subsequent Events

On January 31, 2024, Manhattan executed the eighth amendment to its corporate headquarters lease agreement with 2300 Windy Ridge LLC ("Lessor”). Under the amendment, Manhattan extended its lease termination date from September 30, 2025, to September 30, 2036 for substantially all of its leased premises, for additional minimum rental payments of $67.2 million over the extended lease term and changed its base square footage from approximately 221,000 to 209,000 square feet. Manhattan also received $12.6 million in tenant allowances. While the parties delivered executed copies of the amendment into escrow, effectiveness of the amendment is subject to the satisfaction or waiver of several conditions, including the Lessor obtaining new financing for the property and delivery of a letter of credit in favor of Manhattan for the tenant allowance.

We evaluated all other subsequent events that occurred after the date of the accompanying financial statements and determined that there were no other events or transactions during this subsequent event reporting period which require recognition or disclosure in our financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, and the report of Ernst & Young LLP on the effectiveness of our internal control over financial reporting are contained on pages 40 and 41 of this report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to March 29, 2024, including under the captions "Governance—Proposal 1 Election of Directors,” “Executive Compensation—Executive Officers Biographies,” “Section 16(a) Beneficial Ownership Reporting Compliance,” "Governance—Board of Directors and Committees—Code of Ethics,” “Governance—Board of Directors and Committees—Board Committees,” and if applicable, "Security Ownership—Delinquent Section 16(a) Reports."

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to March 29, 2024, including under the captions “Governance—Director Compensation” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to March 29, 2024, including under the caption “Security Ownership—Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Form 10-K and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to March 29, 2024, including under the captions “Governance—Related Party Transactions” and “Election of Directors.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to March 29, 2024, including under the caption “Audit Matters—Proposal 4—Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

3.2	Amended Bylaws of the Registrant (As Amended Effective July 18, 2019) (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-23999), filed on March 9, 2023).

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

10.1(i)	Eighth Amendment to Lease Agreement between 2300 Windy Ridge LLC and the Registrant, dated January 31, 2024

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

10.22*

Form of Manhattan Associates, Inc. Restricted Stock Unit Award Agreement for Employees (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 2022 (File No. 000-23999), filed on February 6, 2023).

10.23*

Form of Manhattan Associates, Inc. Restricted Stock Unit Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the period ended December 31, 2022 (File No. 000-23999), filed on February 6, 2023).

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

10.51	Insider Trading Policy

19.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Incentive Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Description

101.SCH	Inline XBRL taxonomy Extension Schema with embedded Linkbases document

104	The cover page from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

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

Date: February 5, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr.	Chairman of the Board	February 5, 2024
John J. Huntz, Jr.

/s/ Eddie Capel	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 5, 2024
Eddie Capel

/s/ Dennis B. Story	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 5, 2024
Dennis B. Story

/s/ Linda C. Pinne	Senior Vice President, Global Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 5, 2024
Linda C. Pinne

/s/ Edmond I. Eger III	Director	February 5, 2024
Edmond I. Eger III

/s/ Linda T. Hollembaek	Director	February 5, 2024
Linda T. Hollembaek

/s/ Kimberly A. Kuryea	Director	February 5, 2024
Kimberly A. Kuryea

/s/ Charles E. Moran	Director	February 5, 2024
Charles E. Moran

/s/ Thomas E. Noonan	Director	February 5, 2024
Thomas E. Noonan

/s/ Deepak Raghavan	Director	February 5, 2024
Deepak Raghavan