Form 10-Q
period 2024-03-31
MANHATTAN ASSOCIATES INC
filed 2024-04-26
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the Registrant’s class of capital stock outstanding as of April 24, 2024, the latest practicable date, is as follows: 61,569,883 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended March 31, 2024

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$207,524	$270,741
Accounts receivable, net	205,701	181,173
Prepaid expenses and other current assets	31,981	27,276
Total current assets	445,206	479,190

Property and equipment, net	12,684	11,795
Operating lease right-of-use assets	52,031	21,645
Goodwill, net	62,232	62,235
Deferred income taxes	69,868	66,043
Other assets	32,741	32,445
Total assets	$674,762	$673,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,401	$24,508
Accrued compensation and benefits	48,517	73,210
Accrued and other liabilities	24,920	27,374
Deferred revenue	263,905	237,793
Income taxes payable	8,277	3,030
Total current liabilities	372,020	365,915

Operating lease liabilities, long-term	51,813	17,694
Other non-current liabilities	11,322	11,466

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2024 and 2023	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 61,569,549 and 61,566,037 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	615	615
Retained earnings	266,757	304,701
Accumulated other comprehensive loss	(27,765)	(27,038)
Total shareholders' equity	239,607	278,278
Total liabilities and shareholders' equity	$674,762	$673,353

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$78,027	$57,220
Software license	2,810	5,352
Maintenance	34,972	35,650
Services	132,195	116,170
Hardware	6,548	6,621
Total revenue	254,552	221,013
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	118,955	103,327
Cost of software license	332	302
Research and development	35,010	30,794
Sales and marketing	19,929	18,065
General and administrative	21,203	19,953
Depreciation and amortization	1,493	1,487
Total costs and expenses	196,922	173,928
Operating income	57,630	47,085
Other income, net	996	143
Income before income taxes	58,626	47,228
Income tax provision	4,825	8,437
Net income	$53,801	$38,791

Basic earnings per share	$0.87	$0.62
Diluted earnings per share	$0.86	$0.62

Weighted average number of shares:
Basic	61,625	62,211
Diluted	62,493	62,767

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Net income	$53,801	$38,791
Foreign currency translation adjustment, net of tax	(727)	808
Comprehensive income	$53,074	$39,599

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Operating activities:
Net income	$53,801	$38,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,493	1,487
Equity-based compensation	22,095	16,640
(Gain) loss on disposal of equipment	(138)	16
Deferred income taxes	(3,869)	(2,523)
Unrealized foreign currency loss	501	1,167
Changes in operating assets and liabilities:
Accounts receivable, net	(25,434)	6,730
Other assets	(4,520)	(8,760)
Accounts payable, accrued and other liabilities	(20,809)	(10,009)
Income taxes	4,594	7,850
Deferred revenue	27,024	7,327
Net cash provided by operating activities	54,738	58,716

Investing activities:
Purchase of property and equipment	(2,321)	(666)
Net cash used in investing activities	(2,321)	(666)

Financing activities:
Repurchase of common stock	(113,834)	(101,688)
Net cash used in financing activities	(113,834)	(101,688)

Foreign currency impact on cash	(1,800)	(230)

Net change in cash and cash equivalents	(63,217)	(43,868)
Cash and cash equivalents at beginning of period	270,741	225,463
Cash and cash equivalents at end of period	$207,524	$181,595

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended March 31, 2024
Balance, December 31, 2023 (unaudited)	61,566,037	$615	$-	$304,701	$(27,038)	$278,278
Repurchase of common stock	(458,736)	(5)	(22,084)	(91,745)	-	(113,834)
Restricted stock units issuance	462,248	5	(5)	-	-	-
Excise tax on net stock repurchases	-	-	(6)	-	-	(6)
Equity-based compensation	-	-	22,095	-	-	22,095
Foreign currency translation adjustment	-	-	-	-	(727)	(727)
Net income	-	-	-	53,801	-	53,801
Balance, March 31, 2024 (unaudited)	61,569,549	$615	$-	$266,757	$(27,765)	$239,607

For the Three Months Ended March 31, 2023
Balance, December 31, 2022 (audited)	62,191,570	$621	$-	$253,711	$(27,532)	$226,800
Repurchase of common stock	(723,368)	(7)	(16,355)	(85,326)	-	(101,688)
Restricted stock units issuance	558,638	6	(6)	-	-	-
Excise tax on net stock repurchases	-	-	(279)	-	-	(279)
Equity-based compensation	-	-	16,640	-	-	16,640
Foreign currency translation adjustment	-	-	-	-	808	808
Net income	-	-	-	38,791	-	38,791
Balance, March 31, 2023 (unaudited)	62,026,840	$620	$-	$207,176	$(26,724)	$181,072

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We expect to adopt the updated accounting guidance in our Annual Report on Form 10-K for the year ended December 31, 2024. We are currently evaluating the impact the adoption of the new accounting guidance will have on our segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance, among other things, requires additional disclosure primarily related to the income tax rate reconciliation and income taxes paid. We expect to adopt the updated accounting guidance in our Annual Report on Form 10-K for the year ended December 31, 2025. We are currently evaluating the impact the adoption of the new accounting guidance will have on our income tax disclosures.

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

Our perpetual software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer. Our perpetual software licenses are typically sold with maintenance under which we provide a comprehensive 24 hours per day, 365 days per year program that provides customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Perpetual software license revenue accounts for approximately 1% of total revenue.

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

Deferred revenue represents amounts collected prior to having completed performance of cloud subscriptions, maintenance, and professional services. In the three months ended March 31, 2024, we recognized $101.4 million of revenue that was included in the deferred revenue balance as of December 31, 2023.

Remaining Performance Obligations

As of March 31, 2024, approximately $1.5 billion of revenue - over 98% of which is cloud-native subscriptions - is expected to be recognized from remaining performance obligations (RPO) with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that are expected to be invoiced and recognized as revenue in future periods). We expect to recognize revenue on approximately 40% of these remaining performance obligations over the next 24 months with the majority of the remaining balance recognized over the following 36 months. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses utilizing a model of internal historical losses data. In estimating the allowance for credit losses, we considered our historical write-offs, the historical creditworthiness of the customer, and other factors. We also analyzed expected credit losses given future risks in projected economic conditions and future risks of customer collection. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Additions to the allowance for credit losses are recorded in general and administrative expense and were immaterial in all periods presented. Our credit loss reserve was $0.9 million and $0.9 million as of March 31, 2024 and December 31, 2023, respectively.

We also reduce accounts receivable with a corresponding reduction in services revenue for the most likely amount of potential service revenue adjustments based on a detailed assessment of accounts receivable. The total amount recorded to services revenue was $0.3 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, we have reduced our accounts receivable balance by $3.7 million and $4.4 million, respectively, for these potential adjustments.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We amortize these amounts over the expected benefit period, which we estimate by considering several factors, including the rate of technological change and duration of our customer contracts. Sales commission for renewal contracts are amortized over the related contractual renewal period. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $40.0 million as of March 31, 2024, of which $29.6 million is included in other assets and $10.4 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $2.7 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively. No impairment losses were recognized during the periods.

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

At March 31, 2024, our cash and cash equivalents were $115.5 million and $92.0 million, respectively. We had neither short-term investments nor long-term investments at March 31, 2024. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at March 31, 2024.

4.
Equity-Based Compensation

We granted 539,328 and 570,226 restricted stock units (RSUs) during the three months ended March 31, 2024 and 2023, respectively. Equity-based compensation expense related to RSUs was $22.1 million and $16.6 million during the three months ended March 31, 2024 and 2023, respectively.

We present below a summary of changes during the three months ended March 31, 2024 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2023	1,376,063
Granted	539,328
Vested	(462,248)
Forfeited	(4,901)
Outstanding at March 31, 2024	1,448,242

5.
Income Taxes

Our effective tax rate was 8.2% and 17.9% for the three months ended March 31, 2024 and 2023, respectively. The decrease in the effective tax rate for the three months ended March 31, 2024 is due to an increase of excess tax benefits on vesting of restricted stock and a decrease of expense from a favorable tax law change allowing creditability of foreign tax.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended March 31, 2024, there were no material changes to our uncertain tax positions.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)

Net income	$53,801	$38,791
Earnings per share:
Basic	$0.87	$0.62
Effect of CESs	(0.01)	-
Diluted	$0.86	$0.62

Weighted average number of shares:
Basic	61,625	62,211
Effect of CESs	868	556
Diluted	62,493	62,767

The number of anti-dilutive CESs during the three months ended March 31, 2024 and 2023 was immaterial.

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $4.4 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. Certain corporate expenses included in the Americas segment are not charged to the other segments. Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with ASC 280, Segment Reporting, we present below certain financial information by reportable segment for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024				2023
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$61,132	$14,501	$2,394	$78,027	$46,354	$9,329	$1,537	$57,220
Software license	1,829	486	495	2,810	2,586	1,350	1,416	5,352
Maintenance	27,876	4,674	2,422	34,972	28,416	4,858	2,376	35,650
Services	99,115	26,771	6,309	132,195	86,814	24,089	5,267	116,170
Hardware	6,360	188	-	6,548	6,589	32	-	6,621
Total revenue	196,312	46,620	11,620	254,552	170,759	39,658	10,596	221,013

Costs and Expenses:
Cost of revenue	88,982	25,086	5,219	119,287	77,367	21,675	4,587	103,629
Operating expenses	69,405	5,433	1,304	76,142	62,368	5,098	1,346	68,812
Depreciation and amortization	1,238	217	38	1,493	1,377	92	18	1,487
Total costs and expenses	159,625	30,736	6,561	196,922	141,112	26,865	5,951	173,928
Operating income	$36,687	$15,884	$5,059	$57,630	$29,647	$12,793	$4,645	$47,085

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the three months ended March 31, 2024. The majority of our software license revenue (over 80%) relates to our warehouse management product group for the three months ended March 31, 2024.

At March 31, 2024, total assets for the Americas, EMEA and APAC segments were $554.8 million, $98.1 million, and $21.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2024 and 2023, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors. See “Forward-Looking Statements” below.

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

•
cloud subscriptions, including software as a service (SaaS);
•
licenses of our software;
•
customer support services and software enhancements (collectively, “maintenance”);
•
professional services, including solutions planning and implementation, related consulting, customer training, and reimbursements from customers for out-of-pocket expenses (collectively, “services”); and
•
hardware sales.

In the three months ended March 31, 2024, we generated $254.6 million in total revenue. The revenue mix for the three months ended March 31, 2024 was: cloud subscriptions 30%; software license 1%; maintenance 14%; services 52%; and hardware 3%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $83.7 million for the three months ended March 31, 2024, which represents approximately 33% of our total revenue for the three months ended March 31, 2024. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2024, we employed approximately 4,700 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

While we remain cautious about the global economy, our results for the first three months of 2024 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. We believe that this alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period. We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings.

Going forward, we are investing in our cloud business, including enterprise investments in innovation, and strategic operating expenses to support growth objectives.

For the remainder of 2024, our five strategic goals remain to:

•
Focus on employees, customer success and drive sustainable long-term growth;
•
Invest in innovation to expand our products and total addressable market;
•
Expand our Manhattan Active Suite of Cloud Solutions;

•
Develop and grow our cloud business and cloud subscription revenue; and
•
Expand our global sales and marketing teams.

Cloud Subscription

Under our Manhattan Active® Solutions cloud subscription offering, customers pay a periodic fee for the right to use our software within a cloud environment that we provide and manage over a specified period of time. Adoption of our Manhattan Active® cloud solutions continues to increase nicely, with cloud revenue up 36% over the same quarter in the prior year. Cloud revenue now represents about 97% of our total software revenue. Customers on our legacy perpetual license program can convert their maintenance contracts to cloud subscription contracts.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In both the three months ended March 31, 2024, approximately 67% of our total revenue was generated in the United States, 18% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that approximately 77% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

Cloud Subscriptions Revenue Growth

Our cloud revenue growth provides insight into our ability to maintain and grow our cloud customer base. Total cloud revenue increased to $78.0 million in the three months ended March 31, 2024 from $57.2 million for the same period in the prior year, representing a 36% year-over-year increase. Cloud revenue growth is being driven by strong demand for our cloud offerings.

Remaining Performance Obligations

Transaction price allocated to RPO represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that we expect to invoice and recognize as revenue in future periods. Over 98% of our RPO represent cloud native subscriptions with a non-cancelable term greater than one year. Maintenance contracts typically are for one year and not included in RPO. RPO provides insight into our contracted backlog of future business. As of March 31, 2024, our RPO was approximately $1.5 billion, an increase of 31% over March 31, 2023 on strong demand.

Revenue

Cloud Subscriptions and Software License Revenue. In the three months ended March 31, 2024, cloud subscriptions revenue was 97% of total cloud and software license revenue. In the three months ended March 31, 2024, cloud subscriptions revenue totaled $78.0 million or 30% of total revenues. The Americas, EMEA, and APAC segments recognized $61.1 million, $14.5 million, and $2.4 million in cloud subscriptions revenue, respectively, in the three months ended March 31, 2024. Cloud subscriptions revenue is recognized over the term of the agreement, typically five years or more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. Approximately 31% of the total value of new non-cancelable cloud subscriptions (excluding renewals) signed during the three months ended March 31, 2024 was with new customers and 69% was with existing customers. We define new customers as entities from which we either have never earned revenue or have not recognized revenue in the last five years.

In the three months ended March 31, 2024, license revenue totaled $2.8 million, or 1% of total revenue. The Americas, EMEA, and APAC segments totaled $1.8 million, $0.5 million, and $0.5 million in license revenue, respectively, in the three months ended March 31, 2024.

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

Maintenance Revenue. Our maintenance revenue for the three months ended March 31, 2024 totaled $35.0 million, or 14% of total revenue. The Americas, EMEA and APAC segments recognized $27.9 million, $4.7 million, and $2.4 million, respectively, in maintenance revenue in the three months ended March 31, 2024. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

Maintenance relates to our traditional perpetual license sales. We expect maintenance revenues to decline as we continue to develop our cloud offerings, and be offset by additional cloud revenue, including from customers converting their maintenance contracts to cloud subscriptions. The growth of maintenance revenues is influenced by: (1) new software license revenue growth; (2) annual renewal of support contracts; and (3) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts or convert their maintenance contracts to cloud subscriptions. Maintenance revenue is generally paid in advance and recognized over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services Revenue. In the three months ended March 31, 2024, our services revenue totaled $132.2 million, or 52% of total revenue. The Americas, EMEA, and APAC segments recognized $99.1 million, $26.8 million, and $6.3 million, respectively, in services revenue in the three months ended March 31, 2024.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $6.5 million in the three months ended March 31, 2024 representing 3% of total revenue. As a convenience for our cloud and software customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements, pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors, and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and points of sale. Our R&D expenses were $35.0 million for the three months ended March 31, 2024.

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

Cash Flow and Financial Condition

For the three months ended March 31, 2024, we generated cash flow from operating activities of $54.7 million. Our cash and cash equivalents at March 31, 2024 totaled $207.5 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, during the three months ended March 31, 2024, we repurchased approximately $73.4 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In April 2024, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our common stock.

For the remainder of 2024, we expect our first priority for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also expect to prioritize capital allocation in our global teams to fund growth, and share repurchases. We do not anticipate any borrowing requirements in 2024 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)

Revenue	$254,552	$221,013
Costs and expenses	196,922	173,928
Operating income	57,630	47,085
Other income, net	996	143
Income before income taxes	58,626	47,228
Net income	$53,801	$38,791
Diluted earnings per share	$0.86	$0.62
Diluted weighted average number of shares	62,493	62,767

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three months ended March 31, 2024 and 2023, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended March 31,
	2024	2023	% Change vs. Prior Year
Revenue:	(in thousands)
Cloud subscriptions
Americas	61,132	46,354	32%
EMEA	14,501	9,329	55%
APAC	2,394	1,537	56%
Total cloud subscriptions	78,027	57,220	36%

Software license
Americas	1,829	2,586	-29%
EMEA	486	1,350	-64%
APAC	495	1,416	-65%
Total software license	2,810	5,352	-47%

Maintenance
Americas	27,876	28,416	-2%
EMEA	4,674	4,858	-4%
APAC	2,422	2,376	2%
Total maintenance	34,972	35,650	-2%

Services
Americas	99,115	86,814	14%
EMEA	26,771	24,089	11%
APAC	6,309	5,267	20%
Total services	132,195	116,170	14%

Hardware
Americas	6,360	6,589	-3%
EMEA	188	32	488%
APAC	-	-	-
Total hardware and other	6,548	6,621	-1%

Total Revenue
Americas	196,312	170,759	15%
EMEA	46,620	39,658	18%
APAC	11,620	10,596	10%
Total revenue	$254,552	$221,013	15%

Operating income:
Americas	36,687	29,647	24%
EMEA	15,884	12,793	24%
APAC	5,059	4,645	9%
Total operating income	$57,630	$47,085	22%

Condensed Consolidated Financial Summary - First Quarter 2024

•
Consolidated total revenue: $254.6 million for the first quarter of 2024, compared to $221.0 million for the first quarter of 2023;
•
Cloud subscription revenue: $78.0 million for the first quarter of 2024, compared to $57.2 million for the first quarter of 2023;
•
Software license revenue: $2.8 million for the first quarter of 2024, compared to $5.4 million for the first quarter of 2023;
•
Services revenue: $132.2 million for the first quarter of 2024, compared to $116.2 million for the first quarter of 2023;
•
Operating income: $57.6 million for the first quarter of 2024, compared to $47.1 million for the first quarter of 2023;
•
Operating margins: 22.6% for the first quarter of 2024, compared to 21.3% for the first quarter of 2023;

•
Diluted earnings per share: $0.86 for the first quarter of 2024 compared to $0.62 for the first quarter of 2023;
•
Cash flow from operations: $54.7 million in the first quarter of 2024, compared to $58.7 million in the first quarter of 2023;
•
Days sales outstanding: 74 days at March 31, 2024, compared to 70 days at December 31, 2023;
•
Cash: $207.5 million at March 31, 2024, compared to $270.7 million at December 31, 2023;
•
Share repurchases: In the three months ended March 31, 2024, we reduced our common shares outstanding through the repurchase of approximately 0.3 million shares of our common stock, under the share repurchase program authorized by our board of directors for a total investment of $73.4 million. In April 2024, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our common stock.

Below we discuss our consolidated results of operations for the first quarters of 2024 and 2023.

Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2024	2023	Prior Year	2024	2023
	(in thousands)

Cloud subscriptions	$78,027	$57,220	36%	30%	26%
Software license	2,810	5,352	-47%	1%	2%
Maintenance	34,972	35,650	-2%	14%	16%
Services	132,195	116,170	14%	52%	53%
Hardware	6,548	6,621	-1%	3%	3%
Total revenue	$254,552	$221,013	15%	100%	100%

Cloud Subscriptions Revenue. In the first quarter of 2024, cloud subscriptions revenue increased $20.8 million compared to the same quarter in the prior year. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $14.8 million, $5.2 million and $0.8 million in the first quarter of 2024, respectively.

Software License Revenue. Software license revenue decreased $2.5 million in the first quarter of 2024 compared to the same quarter in the prior year on strong market preference for our cloud-native solutions. The perpetual license sales percentage mix across our product suite in the first quarter ended March 31, 2024 was over 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $0.7 million in the first quarter of 2024 compared to the same quarter in the prior year. Across the Americas, EMEA, and APAC segments, maintenance revenue remained relatively flat.

Services Revenue. Services revenue increased $16.0 million in the first quarter of 2024 compared to the same quarter in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $12.3 million, $2.7 million, and $1.0 million, respectively, compared to the same quarter in the prior year, primarily driven by the increase in cloud subscriptions. The percentage of professional services revenue that relates to cloud subscriptions in the first quarter of 2024 and 2023 was approximately 73% and 64%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software.

Hardware Revenue. Hardware sales decreased $0.1 million in the first quarter of 2024 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended March 31,
	2024	2023	% Change vs. Prior Year
Cost of cloud subscriptions, maintenance and services	$118,955	$103,327	15%
Cost of software license	$332	$302	10%
Total cost of revenue	$119,287	$103,629	15%

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and

professional and technical services as well as hosting fees. The $15.6 million increase in the quarter ended March 31, 2024 compared to the same quarter in the prior year was principally due to a $14.3 million increase in compensation and other personnel-related expenses and a $1.3 million increase in computer infrastructure cost.

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license remained relatively flat in the first quarter of 2024 compared with the same quarter in the prior year.

Operating Expenses

	Three Months Ended March 31,
	2024	2023	% Change vs. Prior Year
	(in thousands)

Research and development	$35,010	$30,794	14%
Sales and marketing	19,929	18,065	10%
General and administrative	21,203	19,953	6%
Depreciation and amortization	1,493	1,487	0%
Operating expenses	$77,635	$70,299	10%

Research and Development. Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization, Omnichannel and point-of-sale.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended March 31, 2024 increased by $4.2 million, compared to the same quarter of 2023 principally due to an increase in compensation and other personnel-related expenses.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $1.9 million in the quarter ended March 31, 2024 compared to the same quarter in the prior year primarily due to a $1.0 million increase in compensation and other personnel-related expenses and a $0.8 million increase in marketing and campaign program expenses.

General and Administrative (G&A). G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $1.3 million, in the current year quarter compared to the same quarter in the prior year, primarily due to a $1.6 million increase in compensation and other personnel-related expenses.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the first quarter of 2024 and 2023 was $1.5 million.

Operating Income

Operating income in the first quarter of 2024 was $57.6 million compared to $47.1 million in the same quarter in the prior year. Operating margin was 22.6% for the first quarter of 2024 versus 21.3% for the same quarter in the prior year. Operating income and margin increased primarily due to increased cloud subscriptions and services revenues.

Other Income and Income Taxes

	Three Months Ended March 31,
	2024	2023	% Change vs. Prior Year

Other income, net	$996	$143	597%
Income tax provision	4,825	8,437	-43%

Other income, net. Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $0.8 million in the first quarter of 2024 compared to the same quarter in the prior year due to a $0.4 million increase in interest income and a $0.3 million increase in foreign currency gains. The increase of foreign currency gains is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency losses of $0.6 million in the first quarter of 2024, and $0.8 million of net foreign currency losses in the same quarter in the prior year.

Income tax provision. Our effective income tax rate was 8.2% and 17.9% for the quarters ended March 31, 2024 and 2023, respectively. The decrease in the effective tax rate for the three months ended March 31, 2024 is due to an increase of excess tax benefits on restricted stock vestings and a decrease of expense from a favorable tax law change allowing creditability of foreign tax.

Liquidity and Capital Resources

During the first three months of 2024, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of March 31, 2024 included $138.3 million held in the U.S. and $69.2 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would not be subject to additional U.S. income taxes on such earnings, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $54.7 million and $58.7 million in the three months ended March 31, 2024 and 2023, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the three months ended March 31, 2024 decreased $4.0 million compared to the same period in the prior year, which is mainly due to an increase in bonus payments and the timing of cash collections from our customers.

Cash flow used in investing activities totaled $2.3 million and $0.7 million in the three months ended March 31, 2024 and 2022, respectively. Our investing activities for both the three months ended March 31, 2024 and 2023 consisted of capital spending to support company growth.

Financing activities used cash of $113.8 million and $101.7 million for the three months ended March 31, 2024 and 2023, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the three months ended March 31, 2024 and 2023 totaled $113.8 million and $101.7 million, respectively, including shares withheld for taxes of $40.4 million and $27.5 million, respectively.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. We continue to focus on managing liquidity, while investing in and growing our headcount capacity to support our customers and grow our business. For the remainder of 2024, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably investing in our business to extend our market leadership. We will continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We will also continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. At this time, we do not anticipate any borrowing requirements for the remainder of 2024 for general corporate purposes.

Aggregate Contractual Obligations

Our principal commitments consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of March 31, 2024, our cloud infrastructure obligations are approximately $102.3 million over the next 4 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of March 31, 2024, are approximately $26.2 million over the next 4 years. We expect to fulfill all these commitments from our working capital.

Critical Accounting Policies and Estimates

In the first three months of 2024, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023.

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
•
and other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as these may be updated from time to time in subsequent quarterly reports.

We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the Quantitative and Qualitative Disclosures about Market Risk previously disclosed in our annual report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

Many of our product installations involve software products that are critical to the operations of our customers’ businesses. Any downtime or failure of our services or products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from services or product downtime or failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2024	-	$-	-	$75,000,000
February 1 - February 29, 2024	176,738	246.94	176,738	31,356,018
March 1 - March 31, 2024	116,854	254.74	116,854	1,588,811
Total	293,592		293,592

Item 3. Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	April 26, 2024	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 26, 2024	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)