Form 10-Q
period 2024-06-30
MANHATTAN ASSOCIATES INC
filed 2024-07-26
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the Registrant’s class of capital stock outstanding as of July 23, 2024, the latest practicable date, is as follows: 61,245,946 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended June 30, 2024

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,709	$270,741
Accounts receivable, net	191,226	181,173
Prepaid expenses and other current assets	32,211	27,276
Total current assets	426,146	479,190

Property and equipment, net	13,392	11,795
Operating lease right-of-use assets	51,181	21,645
Goodwill, net	62,230	62,235
Deferred income taxes	78,529	66,043
Other assets	33,834	32,445
Total assets	$665,312	$673,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,581	$24,508
Accrued compensation and benefits	54,550	73,210
Accrued and other liabilities	23,167	27,374
Deferred revenue	258,987	237,793
Income taxes payable	425	3,030
Total current liabilities	362,710	365,915

Operating lease liabilities, long-term	50,842	17,694
Other non-current liabilities	11,131	11,466

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2024 and 2023	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 61,245,638 and 61,566,037 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	612	615
Retained earnings	267,771	304,701
Accumulated other comprehensive loss	(27,754)	(27,038)
Total shareholders' equity	240,629	278,278
Total liabilities and shareholders' equity	$665,312	$673,353

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$82,361	$60,943	$160,388	$118,163
Software license	3,061	3,745	5,871	9,097
Maintenance	35,273	35,826	70,245	71,476
Services	136,831	124,609	269,026	240,779
Hardware	7,792	5,893	14,340	12,514
Total revenue	265,318	231,016	519,870	452,029
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	119,696	108,445	238,651	211,772
Cost of software license	345	368	677	670
Research and development	35,334	31,600	70,344	62,394
Sales and marketing	19,154	18,563	39,083	36,628
General and administrative	21,112	20,237	42,315	40,190
Depreciation and amortization	1,489	1,320	2,982	2,807
Total costs and expenses	197,130	180,533	394,052	354,461
Operating income	68,188	50,483	125,818	97,568
Other income, net	914	1,041	1,910	1,184
Income before income taxes	69,102	51,524	127,728	98,752
Income tax provision	16,336	11,904	21,161	20,341
Net income	$52,766	$39,620	$106,567	$78,411

Basic earnings per share	$0.86	$0.64	$1.73	$1.26
Diluted earnings per share	$0.85	$0.63	$1.71	$1.25

Weighted average number of shares:
Basic	61,421	61,862	61,523	62,036
Diluted	62,118	62,432	62,305	62,599

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$52,766	$39,620	$106,567	$78,411
Foreign currency translation adjustment, net of tax	11	(16)	(716)	792
Comprehensive income	$52,777	$39,604	$105,851	$79,203

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2024	2023
	(unaudited)	(unaudited)
Operating activities:
Net income	$106,567	$78,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,982	2,807
Equity-based compensation	46,761	34,568
(Gain) loss on disposal of equipment	(124)	22
Deferred income taxes	(12,519)	(11,038)
Unrealized foreign currency loss	610	1,577
Changes in operating assets and liabilities:
Accounts receivable, net	(11,153)	(11,024)
Other assets	(2,088)	(5,825)
Accounts payable, accrued and other liabilities	(18,082)	(2,593)
Income taxes	(7,043)	(5,359)
Deferred revenue	22,089	17,740
Net cash provided by operating activities	128,000	99,286

Investing activities:
Purchase of property and equipment	(4,538)	(1,675)
Net cash used in investing activities	(4,538)	(1,675)

Financing activities:
Repurchase of common stock	(189,546)	(169,115)
Net cash used in financing activities	(189,546)	(169,115)

Foreign currency impact on cash	(1,948)	(665)

Net change in cash and cash equivalents	(68,032)	(72,169)
Cash and cash equivalents at beginning of period	270,741	225,463
Cash and cash equivalents at end of period	$202,709	$153,294

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended June 30, 2024
Balance, March 31, 2024 (unaudited)	61,569,549	$615	$-	$266,757	$(27,765)	$239,607
Repurchase of common stock	(346,068)	(3)	(23,957)	(51,752)	-	(75,712)
Restricted stock units issuance	22,157	-	-	-	-	-
Excise tax on net stock repurchases	-	-	(709)	-	-	(709)
Equity-based compensation	-	-	24,666	-	-	24,666
Foreign currency translation adjustment	-	-	-	-	11	11
Net income	-	-	-	52,766	-	52,766
Balance, June 30, 2024 (unaudited)	61,245,638	$612	$-	$267,771	$(27,754)	$240,629

For the Six Months Ended June 30, 2024
Balance, December 31, 2023 (audited)	61,566,037	$615	$-	$304,701	$(27,038)	$278,278
Repurchase of common stock	(804,804)	(8)	(46,041)	(143,497)	-	(189,546)
Restricted stock units issuance	484,405	5	(5)	-	-	-
Excise tax accrued	-	-	(715)	-	-	(715)
Equity-based compensation	-	-	46,761	-	-	46,761
Foreign currency translation adjustment	-	-	-	-	(716)	(716)
Net income	-	-	-	106,567	-	106,567
Balance, June 30, 2024 (unaudited)	61,245,638	$612	$-	$267,771	$(27,754)	$240,629

For the Three Months Ended June 30, 2023
Balance, March 31, 2023 (unaudited)	62,026,840	$620	$-	$207,176	$(26,724)	$181,072
Repurchase of common stock	(385,047)	(3)	(17,301)	(50,123)	-	(67,427)
Restricted stock units issuance	26,719	-	-	-	-	-
Excise tax on net stock repurchases	-	-	(627)	-	-	(627)
Equity-based compensation	-	-	17,928	-	-	17,928
Foreign currency translation adjustment	-	-	-	-	(16)	(16)
Net income	-	-	-	39,620	-	39,620
Balance, June 30, 2023 (unaudited)	61,668,512	$617	$-	$196,673	$(26,740)	$170,550

For the Six Months Ended June 30, 2023
Balance, December 31, 2022 (audited)	62,191,570	$621	$-	$253,711	$(27,532)	$226,800
Repurchase of common stock	(1,108,415)	(10)	(33,656)	(135,449)	-	(169,115)
Restricted stock units issuance	585,357	6	(6)	-	-	-
Excise tax on net stock repurchases	-	-	(906)	-	-	(906)
Equity-based compensation	-	-	34,568	-	-	34,568
Foreign currency translation adjustment	-	-	-	-	792	792
Net income	-	-	-	78,411	-	78,411
Balance, June 30, 2023 (unaudited)	61,668,512	$617	$-	$196,673	$(26,740)	$170,550

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2023.

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

Deferred revenue represents amounts collected prior to having completed performance of cloud subscriptions, maintenance, and professional services. In the three and six months ended June 30, 2024, we recognized $68.3 million and $169.7 million of revenue that was included in the deferred revenue balance as of December 31, 2023. In the three months ended June 30, 2024, we recognized $110.5 million of revenue that was included in the deferred revenue balance as of March 31, 2024.

Remaining Performance Obligations

As of June 30, 2024, approximately $1.6 billion of revenue - over 98% of which is cloud-native subscriptions - is expected to be recognized from remaining performance obligations (RPO) with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that are expected to be invoiced and recognized as revenue in future periods). We expect to recognize revenue on approximately 40% of these remaining performance obligations over the next 24 months with the majority of the remaining balance recognized over the following 36 months. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses utilizing a model of internal historical losses data. In estimating the allowance for credit losses, we considered our historical write-offs, the historical creditworthiness of the customer, and other factors. We also analyzed expected credit losses given future risks in projected economic conditions and future risks of customer collection. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Additions to the allowance for credit losses are recorded in general and administrative expense and were immaterial in all periods presented. Our credit loss reserve was $0.9 million as of June 30, 2024 and December 31, 2023.

We also reduce accounts receivable with a corresponding reduction in services revenue for the most likely amount of potential service revenue adjustments based on a detailed assessment of accounts receivable. The total amount recorded to services revenue was $0.8 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, we have reduced our accounts receivable balance by $3.7 million and $4.4 million, respectively, for these potential adjustments.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We amortize these amounts over the expected benefit period, which we estimate by considering several factors, including the rate of technological change and duration of our customer contracts. Sales commission for renewal contracts are amortized over the related contractual renewal period. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $39.8 million as of June 30, 2024, of which $29.9 million is included in other assets and $9.9 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $2.6 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively, and $5.3 million and $4.6 million for the six months ended June 30, 2024 and 2023, respectively. No impairment losses were recognized during the periods.

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

At June 30, 2024, our cash and cash equivalents were $106.7 million and $96.0 million, respectively. We had neither short-term investments nor long-term investments at June 30, 2024. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at June 30, 2024.

4.
Equity-Based Compensation

We granted 8,521 and 11,107 restricted stock units (RSUs) during the three months ended June 30, 2024 and 2023, respectively, and granted 547,849 and 581,333 RSUs during the six months ended June 30, 2024 and 2023, respectively. Equity-based compensation expense related to RSUs was $24.7 million and $17.9 million during the three months ended June 30, 2024 and 2023, respectively, and $46.8 million and $34.6 million during the six months ended June 30, 2024 and 2023, respectively.

We present below a summary of changes during the six months ended June 30, 2024 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2023	1,376,063
Granted	547,849
Vested	(484,405)
Forfeited	(6,628)
Outstanding at June 30, 2024	1,432,879

5.
Income Taxes

Our effective tax rate was 23.6% and 23.1% for the three months ended June 30, 2024 and 2023, respectively, and 16.6% and 20.6% for the six months ended June 30, 2024 and 2023, respectively. The increase in the effective tax rate for three months ended June 30, 2024 is mainly due to a decrease of a favorable tax contingency reserve settlement. The decrease in the effective tax rate for the six months ended June 30, 2024 is due to an increase of excess tax benefits on restricted stock vesting and a decrease of expense from a favorable tax law change allowing creditability of foreign tax.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended June 30, 2024, there were no material changes to our uncertain tax positions.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$52,766	$39,620	$106,567	$78,411
Earnings per share:
Basic	$0.86	$0.64	$1.73	$1.26
Effect of CESs	(0.01)	(0.01)	(0.02)	(0.01)
Diluted	$0.85	$0.63	$1.71	$1.25

Weighted average number of shares:
Basic	61,421	61,862	61,523	62,036
Effect of CESs	697	570	782	563
Diluted	62,118	62,432	62,305	62,599

The number of anti-dilutive CESs during the three and six months ended June 30, 2024 and 2023 was immaterial.

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $4.6 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively, and $9.0 million and $6.5 million for the six months ended June 30, 2024 and 2023, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. Certain corporate expenses included in the Americas segment are not charged to the other segments. Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with ASC 280, Segment Reporting, we present below certain financial information by reportable segment for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024				2023
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$64,665	$15,371	$2,325	$82,361	$49,612	$9,782	$1,549	$60,943
Software license	2,430	362	269	3,061	2,468	501	776	3,745
Maintenance	28,621	4,531	2,121	35,273	28,571	4,902	2,353	35,826
Services	102,469	26,632	7,730	136,831	92,743	25,638	6,228	124,609
Hardware	7,770	22	-	7,792	5,814	79	-	5,893
Total revenue	205,955	46,918	12,445	265,318	179,208	40,902	10,906	231,016

Costs and Expenses:
Cost of revenue	89,818	24,810	5,413	120,041	81,356	22,592	4,865	108,813
Operating expenses	69,628	4,673	1,299	75,600	64,356	4,626	1,418	70,400
Depreciation and amortization	1,209	240	40	1,489	1,170	128	22	1,320
Total costs and expenses	160,655	29,723	6,752	197,130	146,882	27,346	6,305	180,533
Operating income	$45,300	$17,195	$5,693	$68,188	$32,326	$13,556	$4,601	$50,483

	Six Months Ended June 30,
	2024				2023
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$125,797	$29,872	$4,719	$160,388	$95,966	$19,111	$3,086	$118,163
Software license	4,259	848	764	5,871	5,054	1,851	2,192	9,097
Maintenance	56,497	9,205	4,543	70,245	56,987	9,760	4,729	71,476
Services	201,584	53,403	14,039	269,026	179,557	49,727	11,495	240,779
Hardware	14,130	210	-	14,340	12,403	111	-	12,514
Total revenue	402,267	93,538	24,065	519,870	349,967	80,560	21,502	452,029

Costs and Expenses:
Cost of revenue	178,800	49,896	10,632	239,328	158,723	44,267	9,452	212,442
Operating expenses	139,033	10,106	2,603	151,742	126,724	9,724	2,764	139,212
Depreciation and amortization	2,447	457	78	2,982	2,547	220	40	2,807
Total costs and expenses	320,280	60,459	13,313	394,052	287,994	54,211	12,256	354,461
Operating income	$81,987	$33,079	$10,752	$125,818	$61,973	$26,349	$9,246	$97,568

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the three and six months ended June 30, 2024. The majority of our software license revenue (over 80%) relates to our warehouse management product group for the three and six months ended June 30, 2024.

At June 30, 2024, total assets for the Americas, EMEA and APAC segments were $540.1 million, $101.0 million, and $24.2 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors. See “Forward-Looking Statements” below.

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
•
hardware sales.

In the three and six months ended June 30, 2024, we generated $265.3 million and $519.9 million in total revenue, respectively. The revenue mix for the three months ended June 30, 2024 and six months ended June 30, 2024 was: cloud subscriptions 31%; software license 1%; maintenance 13%; services 52%; and hardware 3%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $88.8 million and $172.5 million for the three and six months ended June 30, 2024, respectively, which represents approximately 33% of our total revenue for both three and six months ended June 30, 2024. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2024, we employed approximately 4,700 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

While we remain cautious about the global economy, our results for the first six months of 2024 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. We believe that this alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period. We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings.

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

Cloud Subscription

Under our Manhattan Active® Solutions cloud subscription offering, customers pay a periodic fee for the right to use our software within a cloud environment that we provide and manage over a specified period of time. Adoption of our Manhattan Active® cloud solutions continues to increase, with cloud revenue up 35% over the same quarter in the prior year. Cloud revenue now represents about 96% of our total software revenue. Customers on our legacy perpetual license program can convert their maintenance contracts to cloud subscription contracts.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In both the three and six months ended June 30, 2024, approximately 67% of our total revenue was generated in the United States, 18% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that approximately 78% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

Cloud Subscriptions Revenue Growth

Our cloud revenue growth provides insight into our ability to maintain and grow our cloud customer base. Total cloud revenue increased to $160.4 million during the six months ended June 30, 2024 from $118.2 million for the same period in the prior year, representing a 36% year-over-year increase. Cloud revenue growth is being driven by strong demand for our cloud offerings.

Remaining Performance Obligations

Transaction price allocated to RPO represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that we expect to invoice and recognize as revenue in future periods. Over 98% of our RPO represent cloud native subscriptions with a non-cancelable term greater than one year. Maintenance contracts typically are for one year and not included in RPO. RPO provides insight into our contracted backlog of future business. As of June 30, 2024, our RPO was approximately $1.6 billion, an increase of 29% over June 30, 2023 on strong demand.

Revenue

Cloud Subscriptions and Software License Revenue. In the three months ended June 30, 2024, cloud subscriptions revenue totaled $82.4 million or 31% of total revenues. The Americas, EMEA, and APAC segments recognized $64.7 million, $15.4 million, and $2.3 million in cloud subscriptions revenue, respectively, in the three months ended June 30, 2024. In the six months ended June 30, 2024, cloud subscriptions revenue was 96% of total cloud and software license revenue. In the six months ended June 30, 2024, cloud subscriptions revenue totaled $160.4 million or 31% of total revenues. The Americas, EMEA, and APAC segments recognized $125.8 million, $29.9 million, and $4.7 million in cloud subscriptions revenue, respectively, in the six months ended June 30, 2024. Cloud subscriptions revenue is recognized over the term of the agreement, typically five years or more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles.

In the three months ended June 30, 2024, license revenue totaled $3.1 million, or 1% of total revenue. The Americas, EMEA, and APAC segments totaled $2.4 million, $0.4 million, and $0.3 million in license revenue, respectively, in the three months ended June 30, 2024. In the six months ended June 30, 2024, license revenue totaled $5.9 million, or 1% of total revenue. The Americas, EMEA, and APAC segments totaled $4.3 million, $0.8 million, and $0.8 million in license revenue, respectively, in the six months ended June 30, 2024.

During the three and six months ended June 30, 2024, approximately 20% and 25%, respectively, of the total value of new non-cancelable cloud subscriptions (excluding renewals) signed was with new customers, and 80% and 75%, respectively, was with existing customers. We define new customers as entities from which we either have never earned revenue or have not recognized revenue in the last five years.

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

Maintenance Revenue. Our maintenance revenue for the three months ended June 30, 2024 totaled $35.3 million, or 13% of total revenue. The Americas, EMEA and APAC segments recognized $28.6 million, $4.6 million, and $2.1 million, respectively, in maintenance revenue in the three months ended June 30, 2024. In the six months ended June 30, 2024, maintenance revenue totaled $70.2 million, or 13% of total revenue. The Americas, EMEA, and APAC segments totaled $56.5 million, $9.2 million, and $4.5 million in maintenance revenue, respectively, in the six months ended June 30, 2024. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

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

Services Revenue. In the three months ended June 30, 2024, our services revenue totaled $136.8 million, or 52% of total revenue. The Americas, EMEA, and APAC segments recognized $102.5 million, $26.6 million, and $7.7 million, respectively, in services revenue in the three months ended June 30, 2024. In the six months ended June 30, 2024, services revenue totaled $269.0 million, or 52% of total revenue. The Americas, EMEA, and APAC segments totaled $201.6 million, $53.4 million, and $14.0 million in services revenue, respectively, in the six months ended June 30, 2024.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $7.8 million in the three months ended June 30, 2024 representing 3% of total revenue. For the six months ended June 30, 2024, hardware revenue totaled $14.3 million, or 3% of total revenue. As a convenience for our cloud and software customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements, pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors, and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and points of sale. Our R&D expenses were $35.3 million and $70.3 million for the three and six months ended June 30, 2024.

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

Cash Flow and Financial Condition

For the three and six months ended June 30, 2024, we generated cash flow from operating activities of $73.3 million and $128.0 million, respectively. Our cash and cash equivalents at June 30, 2024 totaled $202.7 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, during the six months ended June 30, 2024, we repurchased approximately $75.0 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In July 2024, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our common stock.

For the remainder of 2024, we expect our first priority for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also expect to prioritize capital allocation in our global teams to fund growth and share repurchases. We do not anticipate any borrowing requirements in 2024 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)

Revenue	$265,318	$231,016	$519,870	$452,029
Costs and expenses	197,130	180,533	394,052	354,461
Operating income	68,188	50,483	125,818	97,568
Other income, net	914	1,041	1,910	1,184
Income before income taxes	69,102	51,524	127,728	98,752
Net income	$52,766	$39,620	$106,567	$78,411
Diluted earnings per share	$0.85	$0.63	$1.71	$1.25
Diluted weighted average number of shares	62,118	62,432	62,305	62,599

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three and six months ended June 30, 2024 and 2023, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change vs. Prior Year	2024	2023	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Cloud subscriptions
Americas	64,665	49,612	30%	125,797	95,966	31%
EMEA	15,371	9,782	57%	29,872	19,111	56%
APAC	2,325	1,549	50%	4,719	3,086	53%
Total cloud subscriptions	82,361	60,943	35%	160,388	118,163	36%

Software license
Americas	2,430	2,468	-2%	4,259	5,054	-16%
EMEA	362	501	-28%	848	1,851	-54%
APAC	269	776	-65%	764	2,192	-65%
Total software license	3,061	3,745	-18%	5,871	9,097	-35%

Maintenance
Americas	28,621	28,571	0%	56,497	56,987	-1%
EMEA	4,531	4,902	-8%	9,205	9,760	-6%
APAC	2,121	2,353	-10%	4,543	4,729	-4%
Total maintenance	35,273	35,826	-2%	70,245	71,476	-2%

Services
Americas	102,469	92,743	10%	201,584	179,557	12%
EMEA	26,632	25,638	4%	53,403	49,727	7%
APAC	7,730	6,228	24%	14,039	11,495	22%
Total services	136,831	124,609	10%	269,026	240,779	12%

Hardware
Americas	7,770	5,814	34%	14,130	12,403	14%
EMEA	22	79	-72%	210	111	89%
APAC	-	-	-	-	-	-
Total hardware and other	7,792	5,893	32%	14,340	12,514	15%

Total Revenue
Americas	205,955	179,208	15%	402,267	349,967	15%
EMEA	46,918	40,902	15%	93,538	80,560	16%
APAC	12,445	10,906	14%	24,065	21,502	12%
Total revenue	$265,318	$231,016	15%	$519,870	$452,029	15%

Operating income:
Americas	45,300	32,326	40%	81,987	61,973	32%
EMEA	17,195	13,556	27%	33,079	26,349	26%
APAC	5,693	4,601	24%	10,752	9,246	16%
Total operating income	$68,188	$50,483	35%	$125,818	$97,568	29%

Condensed Consolidated Financial Summary - Second Quarter 2024

•
Consolidated total revenue: $265.3 million for the second quarter of 2024, compared to $231.0 million for the second quarter of 2023;
•
Cloud subscription revenue: $82.4 million for the second quarter of 2024, compared to $60.9 million for the second quarter of 2023;
•
Software license revenue: $3.1 million for the second quarter of 2024, compared to $3.7 million for the second quarter of 2023;
•
Services revenue: $136.8 million for the second quarter of 2024, compared to $124.6 million for the second quarter of 2023;
•
Operating income: $68.2 million for the second quarter of 2024, compared to $50.5 million for the second quarter of 2023;
•
Operating margins: 25.7% for the second quarter of 2024, compared to 21.9% for the second quarter of 2023;
•
Diluted earnings per share: $0.85 for the second quarter of 2024 compared to $0.63 for the second quarter of 2023;
•
Cash flow from operations: $73.3 million in the second quarter of 2024, compared to $40.6 million in the second quarter of 2023;
•
Days sales outstanding: 66 days at June 30, 2024, compared to 74 days at March 31, 2024;
•
Cash: $202.7 million at June 30, 2024, compared to $207.5 million at March 31, 2024;
•
Share repurchases: In the three months ended June 30, 2024, we reduced our shares of common stock outstanding through the repurchase of approximately 0.3 million shares of our common stock, under the share repurchase program authorized by our Board of Directors for a total investment of $75.0 million. In July 2024, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our common stock.

Below we discuss our consolidated results of operations for the second quarters of 2024 and 2023.

Revenue

	Three Months Ended June 30,
			% Change vs.	% of Total Revenue
	2024	2023	Prior Year	2024	2023
	(in thousands)

Cloud subscriptions	$82,361	$60,943	35%	31%	26%
Software license	3,061	3,745	-18%	1%	2%
Maintenance	35,273	35,826	-2%	13%	16%
Services	136,831	124,609	10%	52%	54%
Hardware	7,792	5,893	32%	3%	2%
Total revenue	$265,318	$231,016	15%	100%	100%

Cloud Subscriptions Revenue. In the second quarter of 2024, cloud subscriptions revenue increased $21.4 million compared to the same quarter in the prior year. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $15.1 million, $5.6 million and $0.7 million in the second quarter of 2024, respectively.

Software License Revenue. Software license revenue decreased $0.7 million in the second quarter of 2024 compared to the same quarter in the prior year on strong market preference for our cloud-native solutions. The perpetual license sales percentage mix across our product suite in the second quarter ended June 30, 2024 was over 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $0.6 million in the second quarter of 2024 compared to the same quarter in the prior year. Across the Americas, EMEA, and APAC segments, maintenance revenue remained relatively flat.

Services Revenue. Services revenue increased $12.2 million in the second quarter of 2024 compared to the same quarter in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $9.7 million, $1.0 million, and $1.5 million, respectively, compared to the same quarter in the prior year, primarily driven by the increase in cloud subscriptions. The percentage of professional services revenue that relates to cloud subscriptions in the second quarter of 2024 and 2023 was approximately 75% and

68%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software.

Hardware Revenue. Hardware sales increased $1.9 million in the second quarter of 2024 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended June 30,
	2024	2023	% Change vs. Prior Year

Cost of cloud subscriptions, maintenance and services	119,696	108,445	10%
Cost of software license	$345	$368	-6%
Total cost of revenue	$120,041	$108,813	10%

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $11.3 million increase in the quarter ended June 30, 2024 compared to the same quarter in the prior year was principally due to a $10.8 million increase in compensation and other personnel-related expenses and a $0.8 million increase in computer infrastructure cost.

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license remained relatively flat in the second quarter of 2024 compared with the same quarter in the prior year.

Operating Expenses

	Three Months Ended June 30,
	2024	2023	% Change vs. Prior Year
	(in thousands)

Research and development	$35,334	$31,600	12%
Sales and marketing	19,154	18,563	3%
General and administrative	21,112	20,237	4%
Depreciation and amortization	1,489	1,320	13%
Operating expenses	$77,089	$71,720	7%

Research and Development. Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization, Omnichannel and Point-of-sale.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended June 30, 2024 increased by $3.7 million, compared to the same quarter of 2023 principally due to a $3.8 million increase in compensation and other personnel-related expenses.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $0.6 million in the quarter ended June 30, 2024 compared to the same quarter in the prior year primarily due to a $0.8 million increase in compensation and other personnel-related expenses.

General and Administrative (G&A). G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $0.9 million, in the current year quarter compared to the same quarter in the prior year, primarily due to a $1.3 million increase in compensation and other personnel-related expenses.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the second quarter of 2024 and 2023 was $1.5 million and $1.3 million, respectively.

Operating Income

Operating income in the second quarter of 2024 was $68.2 million compared to $50.5 million in the same quarter in the prior year. Operating margin was 25.7% for the second quarter of 2024 versus 21.9% for the same quarter in the prior year. Operating income and margin increased primarily due to increased cloud and services revenue growth combined with operating leverage as our cloud business continues to scale.

Other Income and Income Taxes

	Three Months Ended June 30,
	2024	2023	% Change vs. Prior Year
	(in thousands)

Other income, net	$914	$1,041	-12%
Income tax provision	16,336	11,904	37%

Other income, net. Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net slightly decreased in the second quarter of 2024 compared to the same quarter in the prior year, due to a decrease in interest income and an increase in foreign currency losses. We recorded net foreign currency losses of $0.6 million in the second quarter of 2024, and $0.5 million of net foreign currency losses in the second quarter of 2023.

Income tax provision. Our effective income tax rate was 23.6% and 23.1% for the quarters ended June 30, 2024 and 2023, respectively. The increase in the effective tax rate for the three months ended June 30, 2024 was mainly due to a decrease of a favorable tax contingency reserve settlement.

Condensed Consolidated Financial Summary – First Six Months of 2024

•
Consolidated revenue: $519.9 million for the six months ended June 30, 2024 compared to $452.0 million for the six months ended June 30, 2023.
•
Cloud subscription revenue: $160.4 million for the six months ended June 30, 2024 compared to $118.2 million for the six months ended June 30, 2023.
•
Software license revenue: $5.9 million for the six months ended June 30, 2024, compared to $9.1 million for the six months ended June 30, 2023.
•
Services revenue: $269.0 million for the six months ended June 30, 2024, compared to $240.8 million for the six months ended June 30, 2023.
•
Operating income: $125.8 million for the six months ended June 30, 2024, compared to $97.6 million for the six months ended June 30, 2023.
•
Operating margins: 24.2% for the six months ended June 30, 2024, compared to 21.6% for the six months ended June 30, 2023.
•
Diluted earnings per share: $1.71 for the six months ended June 30, 2024 compared to $1.25 for the six months ended June 30, 2023.
•
Cash flow from operations: $128.0 million for the six months ended June 30, 2024, compared to $99.3 million for the six months ended June 30, 2023.
•
Cash: $202.7 million at June 30, 2024, compared to $270.7 million at December 31, 2023.
•
Share repurchases: During the six months ended June 30, 2024, we reduced our shares of common stock outstanding by approximately 1.0% primarily through the repurchase of approximately 0.6 million shares of our common stock, under the share repurchase program authorized by our Board of Directors, for a total investment of $148.4 million.

Below we discuss our consolidated results of operations for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2024	2023	Prior Year	2024	2023
	(in thousands)

Cloud subscriptions	$160,388	$118,163	36%	31%	26%
Software license	5,871	9,097	-35%	1%	2%
Maintenance	70,245	71,476	-2%	13%	16%
Services	269,026	240,779	12%	52%	53%
Hardware	14,340	12,514	15%	3%	3%
Total revenue	$519,870	$452,029	15%	100%	100%

Cloud Subscription Revenue. Cloud subscriptions revenue increased $42.2 million in the six months ended June 30, 2024 compared to the same period in the prior year. Customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $29.8 million, $10.8 million and $1.6 million, respectively, in the six months ended June 30, 2024.

Software License Revenue. Software license revenue decreased $3.2 million in the six months ended June 30, 2024 compared to the same period in the prior year. We believe the decrease reflects a strong market preference for our cloud-native solutions.

The license sales percentage mix across our product suite in the six months ended June 30, 2024 was over 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $1.2 million in the six months ended June 30, 2024 compared to the same period in the prior year. Maintenance revenue for the Americas, EMEA and APAC segments decreased by $0.5 million, $0.6 million and $0.1 million respectively, in the six months ended June 30, 2024.

Services Revenue. Services revenue increased $28.2 million in the six months ended June 30, 2024 compared to the same period in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $22.0 million, $3.7 million and $2.5 million in the six months ended June 30, 2024, respectively, compared with the same period in the prior year, primarily driven by the increase in cloud subscriptions. The percentage of professional services revenue that relates to cloud subscriptions in six months ended June 30, 2024 and 2023 was approximately 74% and 66%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software.

Hardware Revenue. Hardware revenue increased $1.8 million in the six months ended June 30, 2024 compared to the same period in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Six Months Ended June 30,
	2024	2023	% Change vs. Prior Year

Cost of cloud subscriptions, maintenance and services	238,651	211,772	13%
Cost of software license	$677	$670	1%
Total cost of revenue	$239,328	$212,442	13%

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud operations; maintenance services; and professional and technical services as well as hosting fees. The $27.0 million increase in the six months ended June 30, 2024 compared to the same period in the prior year was principally due to a $25.0 million increase in compensation and other personnel-related expenses, a $2.2 million increase in computer infrastructure cost, a $0.8 million increase in facilities expense, and offset by a $1.3 million decrease in performance-based compensation expense.

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license remained relatively flat in the six months ended June 30, 2024 compared with the same period in the prior year.

Operating Expenses

	Six Months Ended June 30,
	2024	2023	% Change vs. Prior Year
	(in thousands)

Research and development	$70,344	$62,394	13%
Sales and marketing	39,083	36,628	7%
General and administrative	42,315	40,190	5%
Depreciation and amortization	2,982	2,807	6%
Operating expenses	$154,724	$142,019	9%

Research and Development. R&D expenses increased $8.0 million for the six months ended June 30, 2024 compared to the same period in the prior year principally due to a $8.1 million increase in compensation and other personnel-related expenses.

Sales and Marketing. Sales and marketing expenses increased $2.5 million in the six months ended June 30, 2024 compared to the same period in the prior year primarily due to a $1.8 million increase in compensation and other personnel related expenses, a $0.4 million increase in performance-based compensation expense, and a $0.3 million increase in marketing and campaign programs.

General and Administrative. General and administrative expenses increased $2.1 million in the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to a $2.9 million increase in compensation and other personnel related expenses, and offset by a $0.4 million decrease in travel expenses and $0.2 million decrease in computer costs.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the six months ended June 30, 2024 and 2023 was $3.0 million and $2.8 million, respectively.

Operating Income

Operating income for the six months ended June 30, 2024 was $125.8 million compared to $97.6 million for the same period in the prior year. Operating margin was 24.2% the first six months of 2024 versus 21.6% for the same period in the prior year. Operating income and margin increased primarily due to increased cloud and services revenue growth combined with operating leverage as our cloud business continues to scale.

Other Income and Income Taxes

	Six Months Ended June 30,
	2024	2023	% Change vs. Prior Year
	(in thousands)

Other income, net	$1,910	$1,184	61%
Income tax provision	21,161	20,341	4%

Other income, net. Other income, net increased $0.7 million in the six months ended June 30, 2024 compared to the same period in the prior year primarily due to a $0.2 million decrease in foreign currency losses and a $0.4 million increase in interest income. The decrease of foreign currency losses is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency losses of $1.1 million in the first six months of 2024, and $1.3 million of net foreign currency losses in the first six months of 2023.

Income tax provision. Our effective income tax rate was 16.6% and 20.6% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the six months ended June 30, 2024 is due to an increase of excess tax benefits on restricted stock vesting and a decrease of expense from a favorable tax law change allowing creditability of foreign tax.

Liquidity and Capital Resources

During the first six months of 2024, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of June 30, 2024 included $124.6 million held in the U.S. and $78.1 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would not be subject to additional U.S. income taxes on such earnings, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $128.0 million and $99.3 million in the six months ended June 30, 2024 and 2023, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the six months ended June 30, 2024 increased $28.7 million compared to the same period in the prior year, which is mainly due to an increase in earnings and the timing of cash collections from our customers.

Cash flow used in investing activities totaled $4.5 million and $1.7 million in the six months ended June 30, 2024 and 2022, respectively. Our investing activities for both the six months ended June 30, 2024 and 2023 consisted of capital spending to support company growth.

Financing activities used cash of $189.5 million and $169.1 million for the six months ended June 30, 2024 and 2023, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the six months ended June 30, 2024 and 2023 totaled $189.5 million and $169.1 million, respectively, including shares withheld for taxes of $41.1 million and $28.2 million, respectively.

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

Aggregate Contractual Obligations

Our principal commitments consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of June 30, 2024, our cloud infrastructure obligations are approximately $257.6 million over the next 6 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of June 30, 2024, are approximately $26.7 million over the next 6 years. We expect to fulfill all these commitments from our working capital.

Critical Accounting Policies and Estimates

In the first six months of 2024, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2024	21,000	$208.60	21,000	$70,619,426
May 1 - May 31, 2024	226,515	218.55	226,515	21,114,387
June 1 - June 30, 2024	95,292	221.56	95,292	1,037
Total	342,807		342,807

Item 3. Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	July 26, 2024	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2024	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)