Form 10-Q
period 2024-09-30
MANHATTAN ASSOCIATES INC
filed 2024-10-25
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the Registrant’s class of capital stock outstanding as of October 22, 2024, the latest practicable date, is as follows: 61,075,279 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended September 30, 2024

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$214,952	$270,741
Accounts receivable, net	199,756	181,173
Prepaid expenses and other current assets	37,605	27,276
Total current assets	452,313	479,190

Property and equipment, net	12,809	11,795
Operating lease right-of-use assets	50,094	21,645
Goodwill, net	62,236	62,235
Deferred income taxes	86,551	66,043
Other assets	34,137	32,445
Total assets	$698,140	$673,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,183	$24,508
Accrued compensation and benefits	63,010	73,210
Accrued and other liabilities	23,227	27,374
Deferred revenue	252,537	237,793
Income taxes payable	286	3,030
Total current liabilities	362,243	365,915

Operating lease liabilities, long-term	50,028	17,694
Other non-current liabilities	7,918	11,466

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2024 and 2023	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 61,072,619 and 61,566,037 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	610	615
Retained earnings	303,361	304,701
Accumulated other comprehensive loss	(26,020)	(27,038)
Total shareholders' equity	277,951	278,278
Total liabilities and shareholders' equity	$698,140	$673,353

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$86,485	$65,033	$246,873	$183,196
Software license	3,762	3,870	9,633	12,967
Maintenance	34,491	35,296	104,736	106,772
Services	137,009	127,965	406,035	368,744
Hardware	4,934	6,277	19,274	18,791
Total revenue	266,681	238,441	786,551	690,470
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	118,269	111,142	356,920	322,914
Cost of software license	391	297	1,068	967
Research and development	34,349	33,093	104,693	95,487
Sales and marketing	16,586	17,650	55,669	54,278
General and administrative	20,308	21,371	62,623	61,561
Depreciation and amortization	1,688	1,440	4,670	4,247
Total costs and expenses	191,591	184,993	585,643	539,454
Operating income	75,090	53,448	200,908	151,016
Other income, net	1,312	1,739	3,222	2,923
Income before income taxes	76,402	55,187	204,130	153,939
Income tax provision	12,621	5,766	33,782	26,107
Net income	$63,781	$49,421	$170,348	$127,832

Basic earnings per share	$1.04	$0.80	$2.77	$2.07
Diluted earnings per share	$1.03	$0.79	$2.74	$2.05

Weighted average number of shares:
Basic	61,169	61,639	61,404	61,902
Diluted	61,948	62,310	62,186	62,501

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$63,781	$49,421	$170,348	$127,832
Foreign currency translation adjustment, net of tax	1,734	(2,086)	1,018	(1,294)
Comprehensive income	$65,515	$47,335	$171,366	$126,538

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2024	2023
	(unaudited)	(unaudited)
Operating activities:
Net income	$170,348	$127,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,670	4,247
Equity-based compensation	70,614	53,598
(Gain) loss on disposal of equipment	(131)	42
Deferred income taxes	(20,544)	(18,359)
Unrealized foreign currency loss	906	922
Changes in operating assets and liabilities:
Accounts receivable, net	(17,515)	(17,168)
Other assets	(9,688)	(7,747)
Accounts payable, accrued and other liabilities	(13,367)	13,477
Income taxes	(7,956)	(4,347)
Deferred revenue	12,962	5,362
Net cash provided by operating activities	190,299	157,859

Investing activities:
Purchase of property and equipment	(5,547)	(2,761)
Net cash used in investing activities	(5,547)	(2,761)

Financing activities:
Repurchase of common stock	(241,150)	(195,716)
Net cash used in financing activities	(241,150)	(195,716)

Foreign currency impact on cash	609	(2,533)

Net change in cash and cash equivalents	(55,789)	(43,151)
Cash and cash equivalents at beginning of period	270,741	225,463
Cash and cash equivalents at end of period	$214,952	$182,312

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended September 30, 2024
Balance, June 30, 2024 (unaudited)	61,245,638	$612	$-	$267,771	$(27,754)	$240,629
Repurchase of common stock	(202,209)	(2)	(23,411)	(28,191)	-	(51,604)
Restricted stock units issuance	29,190	-	-	-	-	-
Excise tax on net stock repurchases	-	-	(442)	-	-	(442)
Equity-based compensation	-	-	23,853	-	-	23,853
Foreign currency translation adjustment	-	-	-	-	1,734	1,734
Net income	-	-	-	63,781	-	63,781
Balance, September 30, 2024 (unaudited)	61,072,619	$610	$-	$303,361	$(26,020)	$277,951

For the Nine Months Ended September 30, 2024
Balance, December 31, 2023 (audited)	61,566,037	$615	$-	$304,701	$(27,038)	$278,278
Repurchase of common stock	(1,007,013)	(10)	(69,452)	(171,688)	-	(241,150)
Restricted stock units issuance	513,595	5	(5)	-	-	-
Excise tax accrued	-	-	(1,157)	-	-	(1,157)
Equity-based compensation	-	-	70,614	-	-	70,614
Foreign currency translation adjustment	-	-	-	-	1,018	1,018
Net income	-	-	-	170,348	-	170,348
Balance, September 30, 2024 (unaudited)	61,072,619	$610	$-	$303,361	$(26,020)	$277,951

For the Three Months Ended September 30, 2023
Balance, June 30, 2023 (unaudited)	61,668,512	$617	$-	$196,673	$(26,740)	$170,550
Repurchase of common stock	(136,165)	(1)	(18,821)	(7,779)	-	(26,601)
Restricted stock units issuance	30,133	-	-	-	-	-
Excise tax on net stock repurchases	-	-	(209)	-	-	(209)
Equity-based compensation	-	-	19,030	-	-	19,030
Foreign currency translation adjustment	-	-	-	-	(2,086)	(2,086)
Net income	-	-	-	49,421	-	49,421
Balance, September 30, 2023 (unaudited)	61,562,480	$616	$-	$238,315	$(28,826)	$210,105

For the Nine Months Ended September 30, 2023
Balance, December 31, 2022 (audited)	62,191,570	$621	$-	$253,711	$(27,532)	$226,800
Repurchase of common stock	(1,244,580)	(11)	(52,477)	(143,228)	-	(195,716)
Restricted stock units issuance	615,490	6	(6)	-	-	-
Excise tax on net stock repurchases	-	-	(1,115)	-	-	(1,115)
Equity-based compensation	-	-	53,598	-	-	53,598
Foreign currency translation adjustment	-	-	-	-	(1,294)	(1,294)
Net income	-	-	-	127,832	-	127,832
Balance, September 30, 2023 (unaudited)	61,562,480	$616	$-	$238,315	$(28,826)	$210,105

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2023.

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

2.
Revenue Recognition

We recognize revenue when we transfer control of the promised products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We derive our revenue from cloud subscriptions, software licenses, customer support services and software enhancements (“maintenance”), implementation and training services, and sales of hardware. We report sales and usage-based taxes net within revenue.

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

Our perpetual software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun, and we have made the software available to the customer. Our perpetual software licenses are typically sold with maintenance, under which we provide a comprehensive 24 hours per day, 365 days per year program that provides customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer. Perpetual software license revenue accounts for approximately 1% of total revenue.

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

Contract Balances

Cloud subscriptions and maintenance for perpetual software licenses are typically billed annually in advance. Timing of invoicing to customers may differ from timing of revenue recognition. Payment terms for our software licenses vary. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our customers. We typically bill our professional services monthly as performed. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we are applying the practical expedient to exclude from consideration any contracts with payment terms of one year or less, as we rarely offer terms extending beyond one year or invoice more than a year in advance.

Deferred revenue represents amounts collected prior to having completed performance of cloud subscriptions, maintenance, and professional services. In the three and nine months ended September 30, 2024, we recognized $43.8 million and $213.5 million of revenue that was included in the deferred revenue balance as of December 31, 2023. In the three months ended September 30, 2024, we recognized $117.7 million of revenue that was included in the deferred revenue balance as of June 30, 2024.

Remaining Performance Obligations

As of September 30, 2024, approximately $1.7 billion of revenue - over 98% of which is cloud-native subscriptions - is expected to be recognized from remaining performance obligations (RPO) with a non-cancelable term greater than 1 year (including deferred revenue as well as amounts that are expected to be invoiced and recognized as revenue in future periods). We expect to recognize revenue on approximately 40% of these remaining performance obligations over the next 24 months with the majority of the remaining balance recognized over the following 36 months. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses utilizing a model of internal historical losses data. In estimating the allowance for credit losses, we considered our historical write-offs, the historical creditworthiness of the customer, and other factors. We also analyzed expected credit losses given future risks in projected economic conditions and future risks of customer collection. Should any of these factors change, our estimates will also change accordingly, which could affect the level of our future allowances. Additions to the allowance for credit losses are recorded in general and administrative expense and were immaterial in all periods presented. Our credit loss reserve was $0.9 million as of September 30, 2024 and December 31, 2023.

We also reduce accounts receivable with a corresponding reduction in services revenue for the most likely amount of potential service revenue adjustments based on a detailed assessment of accounts receivable. The total amount recorded to services revenue was $0.1 million and $2.8 million for the three months ended September 30, 2024 and 2023, respectively, and $1.0 million and $4.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, we have reduced our accounts receivable balance by $3.2 million and $4.4 million, respectively, for these potential adjustments.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We amortize these amounts over the expected benefit period, which we estimate by considering several factors, including the rate of technological change and duration of our customer contracts. Sales commission for renewal contracts are amortized over the related contractual renewal period. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $40.4 million as of September 30, 2024, of which $30.2 million is included in other assets and $10.2 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $2.6 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively, and $7.9 million and $7.0 million for the nine months ended September 30, 2024 and 2023, respectively. No impairment losses were recognized during the periods.

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

At September 30, 2024, our cash and cash equivalents were $102.4 million and $112.6 million, respectively. We had neither short-term investments nor long-term investments at September 30, 2024. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at September 30, 2024.

4.
Equity-Based Compensation

We granted 1,273 and 876 restricted stock units (RSUs) during the three months ended September 30, 2024 and 2023, respectively, and granted 549,122 and 582,209 RSUs during the nine months ended September 30, 2024 and 2023, respectively. Equity-based compensation expense related to RSUs was $23.9 million and $19.0 million during the three months ended September 30, 2024 and 2023, respectively, and $70.6 million and $53.6 million during the nine months ended September 30, 2024 and 2023, respectively.

We present below a summary of changes during the nine months ended September 30, 2024 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2023	1,376,063
Granted	549,122
Vested	(513,595)
Forfeited	(14,500)
Outstanding at September 30, 2024	1,397,090

5.
Income Taxes

Our effective tax rate was 16.5% and 10.4% for the three months ended September 30, 2024 and 2023, respectively, and 16.5% and 17.0% for the nine months ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate for three months ended September 30, 2024 is primarily due to a decrease of benefit in recording return to provision estimates in the quarter, offset by a reduction in expense related to statute of limitations expiration on uncertain tax positions. The decrease in the effective tax rate for the nine months ended September 30, 2024 is due to an increase of excess tax benefits on restricted stock vesting and a reduction in expense related to statute of limitations expiration on uncertain tax positions, partially offset by a decrease of benefit in recording return to provision estimates.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended September 30, 2024, our uncertain tax positions decreased by $3.0 million primarily due to statute of limitations expiration.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$63,781	$49,421	$170,348	$127,832
Earnings per share:
Basic	$1.04	$0.80	$2.77	$2.07
Effect of CESs	(0.01)	(0.01)	(0.03)	(0.02)
Diluted	$1.03	$0.79	$2.74	$2.05

Weighted average number of shares:
Basic	61,169	61,639	61,404	61,902
Effect of CESs	779	671	782	599
Diluted	61,948	62,310	62,186	62,501

The number of anti-dilutive CESs during the three and nine months ended September 30, 2024 and 2023 was immaterial.

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $4.8 million and $3.1 million for the three months ended September 30, 2024 and 2023, respectively, and $13.9 million and $9.7 million for the nine months ended September 30, 2024 and 2023, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. Certain corporate expenses included in the Americas segment are not charged to the other segments. Such expenses include research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas segment include all research and development costs, including the costs associated with our operations in India.

In accordance with ASC 280, Segment Reporting, we present below certain financial information by reportable segment for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024				2023
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$67,708	$16,158	$2,619	$86,485	$52,846	$10,343	$1,844	$65,033
Software license	3,112	278	372	3,762	3,502	51	317	3,870
Maintenance	27,541	4,725	2,225	34,491	27,951	5,159	2,186	35,296
Services	102,616	26,862	7,531	137,009	96,045	25,594	6,326	127,965
Hardware	4,875	59	-	4,934	6,220	57	-	6,277
Total revenue	205,852	48,082	12,747	266,681	186,564	41,204	10,673	238,441

Costs and Expenses:
Cost of revenue	88,997	23,934	5,729	118,660	84,275	22,134	5,030	111,439
Operating expenses	66,422	3,380	1,441	71,243	66,356	4,514	1,244	72,114
Depreciation and amortization	1,400	247	41	1,688	1,278	141	21	1,440
Total costs and expenses	156,819	27,561	7,211	191,591	151,909	26,789	6,295	184,993
Operating income	$49,033	$20,521	$5,536	$75,090	$34,655	$14,415	$4,378	$53,448

	Nine Months Ended September 30,
	2024				2023
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$193,505	$46,030	$7,338	$246,873	$148,812	$29,454	$4,930	$183,196
Software license	7,371	1,126	1,136	9,633	8,556	1,902	2,509	12,967
Maintenance	84,038	13,930	6,768	104,736	84,938	14,919	6,915	106,772
Services	304,200	80,265	21,570	406,035	275,602	75,321	17,821	368,744
Hardware	19,005	269	-	19,274	18,623	168	-	18,791
Total revenue	608,119	141,620	36,812	786,551	536,531	121,764	32,175	690,470

Costs and Expenses:
Cost of revenue	267,797	73,830	16,361	357,988	242,998	66,401	14,482	323,881
Operating expenses	205,455	13,486	4,044	222,985	193,080	14,238	4,008	211,326
Depreciation and amortization	3,847	704	119	4,670	3,825	361	61	4,247
Total costs and expenses	477,099	88,020	20,524	585,643	439,903	81,000	18,551	539,454
Operating income	$131,020	$53,600	$16,288	$200,908	$96,628	$40,764	$13,624	$151,016

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the three and nine months ended September 30, 2024. The majority of our software license revenue (over 80%) relates to our warehouse management product group for the three and nine months ended September 30, 2024.

At September 30, 2024, total assets for the Americas, EMEA and APAC segments were $570.0 million, $99.8 million, and $28.3 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors. See “Forward-Looking Statements” below.

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
•
hardware sales.

In the three and nine months ended September 30, 2024, we generated $266.7 million and $786.6 million in total revenue, respectively. The revenue mix for the three months ended September 30, 2024 was: cloud subscriptions 33%; software license 1%; maintenance 13%; services 51%; and hardware 2%. The revenue mix for the nine months ended September 30, 2024 was: cloud subscriptions 31%; software license 1%; maintenance 13%; services 52%; and hardware 3%.

We have three geographic reportable segments: North and Latin America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $88.0 million and $260.6 million for the three and nine months ended September 30, 2024, respectively, which represents approximately 33% of our total revenue for both three and nine months ended September 30, 2024. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2024, we employed approximately 4,700 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

While we remain cautious about the global economy, our results for the first nine months of 2024 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. We believe that this alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period. We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings.

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

Cloud Subscription

Under our Manhattan Active® Solutions cloud subscription offering, customers pay a periodic fee for the right to use our software within a cloud environment that we provide and manage over a specified period of time. Adoption of our Manhattan Active® cloud solutions continues to increase, with cloud revenue up 33% over the same quarter in the prior year. Cloud revenue now represents about 96% of our total software revenue. Customers on our legacy perpetual license program can convert their maintenance contracts to cloud subscription contracts.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In both the three and nine months ended September 30, 2024, approximately 67% of our total revenue was generated in the United States, 18% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that approximately 79% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

Cloud Subscriptions Revenue Growth

Our cloud revenue growth provides insight into our ability to maintain and grow our cloud customer base. Total cloud revenue increased to $246.9 million during the nine months ended September 30, 2024 from $183.2 million for the same period in the prior year, representing a 35% year-over-year increase. Cloud revenue growth is being driven by strong demand for our cloud offerings.

Remaining Performance Obligations

Transaction price allocated to RPO represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that we expect to invoice and recognize as revenue in future periods. Over 98% of our RPO represent cloud native subscriptions with a non-cancelable term greater than one year. Maintenance contracts typically are for one year and not included in RPO. RPO provides insight into our contracted backlog of future business. As of September 30, 2024, our RPO was approximately $1.7 billion, an increase of 27% over September 30, 2023 on strong demand.

Revenue

Cloud Subscriptions and Software License Revenue. In the three months ended September 30, 2024, cloud subscriptions revenue totaled $86.5 million or 33% of total revenues. The Americas, EMEA, and APAC segments recognized $67.7 million, $16.2 million, and $2.6 million in cloud subscriptions revenue, respectively, in the three months ended September 30, 2024. In the nine months ended September 30, 2024, cloud subscriptions revenue was 96% of total cloud and software license revenue. In the nine months ended September 30, 2024, cloud subscriptions revenue totaled $246.9 million or 31% of total revenues. The Americas, EMEA, and APAC segments recognized $193.5 million, $46.0 million, and $7.4 million in cloud subscriptions revenue, respectively, in the nine months ended September 30, 2024. Cloud subscriptions revenue is recognized over the term of the agreement, typically five years or more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles.

In the three months ended September 30, 2024, license revenue totaled $3.8 million, or 1% of total revenue. The Americas, EMEA, and APAC segments totaled $3.1 million, $0.3 million, and $0.4 million in license revenue, respectively, in the three months ended September 30, 2024. In the nine months ended September 30, 2024, license revenue totaled $9.6 million, or 1% of total revenue. The Americas, EMEA, and APAC segments totaled $7.4 million, $1.1 million, and $1.1 million in license revenue, respectively, in the nine months ended September 30, 2024.

During the three and nine months ended September 30, 2024, approximately 14% and 22%, respectively, of the total value of new non-cancelable cloud subscriptions (excluding renewals) signed was with new customers, and 86% and 78%, respectively, was with existing customers. We define new customers as entities from which we either have never earned revenue or have not recognized revenue in the last five years.

Our Unified Omnichannel Commerce and Digital Supply Chain solutions are focused on core omnichannel operation (e-commerce, retail store operations and POS), supply chain commerce operations (Warehouse Management, Transportation Management and Labor Management), and Inventory Optimization, which are intensely competitive markets characterized by rapid technological change. We are a market leader in the supply chain management and omnichannel software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our cloud subscriptions revenue faster than our competitors through investment in innovation.

Maintenance Revenue. Our maintenance revenue for the three months ended September 30, 2024 totaled $34.5 million, or 13% of total revenue. The Americas, EMEA and APAC segments recognized $27.6 million, $4.7 million, and $2.2 million, respectively, in maintenance revenue in the three months ended September 30, 2024. In the nine months ended September 30, 2024, maintenance revenue totaled $104.7 million, or 13% of total revenue. The Americas, EMEA, and APAC segments totaled $84.0 million, $13.9 million, and $6.8 million in maintenance revenue, respectively, in the nine months ended September 30, 2024. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

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

Services Revenue. In the three months ended September 30, 2024, our services revenue totaled $137.0 million, or 51% of total revenue. The Americas, EMEA, and APAC segments recognized $102.6 million, $26.9 million, and $7.5 million, respectively, in services revenue in the three months ended September 30, 2024. In the nine months ended September 30, 2024, services revenue totaled $406.0 million, or 52% of total revenue. The Americas, EMEA, and APAC segments totaled $304.2 million, $80.2 million, and $21.6 million in services revenue, respectively, in the nine months ended September 30, 2024.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $4.9 million in the three months ended September 30, 2024 representing 2% of total revenue. For the nine months ended September 30, 2024, hardware revenue totaled $19.3 million, or 3% of total revenue. As a convenience for our cloud and software customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements, pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors, and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and points of sale. Our R&D expenses were $34.3 million and $104.7 million for the three and nine months ended September 30, 2024.

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

Cash Flow and Financial Condition

For the three and nine months ended September 30, 2024, we generated cash flow from operating activities of $62.3 million and $190.3 million, respectively. Our cash and cash equivalents at September 30, 2024 totaled $215.0 million, with no outstanding debt. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, during the nine months ended September 30, 2024, we repurchased approximately $198.1 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In October 2024, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our common stock.

For the remainder of 2024, we expect our first priority for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also expect to prioritize capital allocation in our global teams to fund growth and share repurchases. We do not anticipate any borrowing requirements in 2024 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)

Revenue	$266,681	$238,441	$786,551	$690,470
Costs and expenses	191,591	184,993	585,643	539,454
Operating income	75,090	53,448	200,908	151,016
Other income, net	1,312	1,739	3,222	2,923
Income before income taxes	76,402	55,187	204,130	153,939
Net income	$63,781	$49,421	$170,348	$127,832
Diluted earnings per share	$1.03	$0.79	$2.74	$2.05
Diluted weighted average number of shares	61,948	62,310	62,186	62,501

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three and nine months ended September 30, 2024 and 2023, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change vs. Prior Year	2024	2023	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Cloud subscriptions
Americas	67,708	52,846	28%	193,505	148,812	30%
EMEA	16,158	10,343	56%	46,030	29,454	56%
APAC	2,619	1,844	42%	7,338	4,930	49%
Total cloud subscriptions	86,485	65,033	33%	246,873	183,196	35%

Software license
Americas	3,112	3,502	-11%	7,371	8,556	-14%
EMEA	278	51	445%	1,126	1,902	-41%
APAC	372	317	17%	1,136	2,509	-55%
Total software license	3,762	3,870	-3%	9,633	12,967	-26%

Maintenance
Americas	27,541	27,951	-1%	84,038	84,938	-1%
EMEA	4,725	5,159	-8%	13,930	14,919	-7%
APAC	2,225	2,186	2%	6,768	6,915	-2%
Total maintenance	34,491	35,296	-2%	104,736	106,772	-2%

Services
Americas	102,616	96,045	7%	304,200	275,602	10%
EMEA	26,862	25,594	5%	80,265	75,321	7%
APAC	7,531	6,326	19%	21,570	17,821	21%
Total services	137,009	127,965	7%	406,035	368,744	10%

Hardware
Americas	4,875	6,220	-22%	19,005	18,623	2%
EMEA	59	57	4%	269	168	60%
APAC	-	-	-	-	-	-
Total hardware and other	4,934	6,277	-21%	19,274	18,791	3%

Total Revenue
Americas	205,852	186,564	10%	608,119	536,531	13%
EMEA	48,082	41,204	17%	141,620	121,764	16%
APAC	12,747	10,673	19%	36,812	32,175	14%
Total revenue	$266,681	$238,441	12%	$786,551	$690,470	14%

Operating income:
Americas	49,033	34,655	41%	131,020	96,628	36%
EMEA	20,521	14,415	42%	53,600	40,764	31%
APAC	5,536	4,378	26%	16,288	13,624	20%
Total operating income	$75,090	$53,448	40%	$200,908	$151,016	33%

Condensed Consolidated Financial Summary - Third Quarter 2024

•
Consolidated total revenue: $266.7 million for the third quarter of 2024, compared to $238.4 million for the third quarter of 2023;
•
Cloud subscription revenue: $86.5 million for the third quarter of 2024, compared to $65.0 million for the third quarter of 2023;
•
Software license revenue: $3.8 million for the third quarter of 2024, compared to $3.9 million for the third quarter of 2023;
•
Services revenue: $137.0 million for the third quarter of 2024, compared to $128.0 million for the third quarter of 2023;
•
Operating income: $75.1 million for the third quarter of 2024, compared to $53.4 million for the third quarter of 2023;
•
Operating margins: 28.2% for the third quarter of 2024, compared to 22.4% for the third quarter of 2023;
•
Diluted earnings per share: $1.03 for the third quarter of 2024 compared to $0.79 for the third quarter of 2023;
•
Cash flow from operations: $62.3 million in the third quarter of 2024, compared to $58.6 million in the third quarter of 2023;
•
Days sales outstanding: 69 days at September 30, 2024, compared to 66 days at June 30, 2024;
•
Cash: $215.0 million at September 30, 2024, compared to $202.7 million at June 30, 2024;
•
Share repurchases: In the three months ended September 30, 2024, we reduced our shares of common stock outstanding through the repurchase of approximately 0.2 million shares of our common stock, under the share repurchase program authorized by our Board of Directors for a total investment of $49.7 million. In October 2024, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $75.0 million of our common stock.

Below we discuss our consolidated results of operations for the third quarters of 2024 and 2023.

Revenue

	Three Months Ended September 30,
			% Change vs.	% of Total Revenue
	2024	2023	Prior Year	2024	2023
	(in thousands)

Cloud subscriptions	$86,485	$65,033	33%	33%	27%
Software license	3,762	3,870	-3%	1%	2%
Maintenance	34,491	35,296	-2%	13%	15%
Services	137,009	127,965	7%	51%	53%
Hardware	4,934	6,277	-21%	2%	3%
Total revenue	$266,681	$238,441	12%	100%	100%

Cloud Subscriptions Revenue. In the third quarter of 2024, cloud subscriptions revenue increased $21.5 million compared to the same quarter in the prior year. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $14.9 million, $5.8 million and $0.8 million in the third quarter of 2024, respectively.

Software License Revenue. Software license revenue decreased $0.1 million in the third quarter of 2024 compared to the same quarter in the prior year on strong market preference for our cloud-native solutions. The perpetual license sales percentage mix across our product suite in the third quarter ended September 30, 2024 was over 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $0.8 million in the third quarter of 2024 compared to the same quarter in the prior year. Across the Americas, EMEA, and APAC segments, maintenance revenue remained relatively flat.

Services Revenue. Services revenue increased $9.0 million in the third quarter of 2024 compared to the same quarter in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $6.6 million, $1.2 million, and $1.2 million, respectively, compared to the same quarter in the prior year, primarily driven by the increase in cloud subscriptions. The percentage of professional services revenue that relates to cloud subscriptions in the third quarter of 2024 and 2023 was approximately 74% and 70%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software.

Hardware Revenue. Hardware sales decreased $1.3 million in the third quarter of 2024 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended September 30,
	2024	2023	% Change vs. Prior Year

Cost of cloud subscriptions, maintenance and services	118,269	111,142	6%
Cost of software license	$391	$297	32%
Total cost of revenue	$118,660	$111,439	6%

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $7.1 million increase in the quarter ended September 30, 2024 compared to the same quarter in the prior year was principally due to a $7.2 million increase in compensation and other personnel-related expenses, a $1.2 million increase in computer infrastructure cost, and offset by a $1.3 million decrease in performance-based compensation expense.

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license remained relatively flat in the third quarter of 2024 compared with the same quarter in the prior year.

Operating Expenses

	Three Months Ended September 30,
	2024	2023	% Change vs. Prior Year
	(in thousands)

Research and development	$34,349	$33,093	4%
Sales and marketing	16,586	17,650	-6%
General and administrative	20,308	21,371	-5%
Depreciation and amortization	1,688	1,440	17%
Operating expenses	$72,931	$73,554	-1%

Research and Development. Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization, Omnichannel and Point-of-sale.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended September 30, 2024 increased by $1.3 million, compared to the same quarter of 2023 principally due to a $1.5 million increase in compensation and other personnel-related expenses.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses decreased $1.0 million in the quarter ended September 30, 2024 compared to the same quarter in the prior year primarily due to a $1.0 million decrease in bonus and commission expenses.

General and Administrative (G&A). G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses decreased slightly by $1.1 million, in the current year quarter compared to the same quarter in the prior year, primarily due to a $0.9 million decrease in other taxes.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the third quarter of 2024 and 2023 was $1.7 million and $1.4 million, respectively.

Operating Income

Operating income in the third quarter of 2024 was $75.1 million compared to $53.4 million in the same quarter in the prior year. Operating margin was 28.2% for the third quarter of 2024 versus 22.4% for the same quarter in the prior year. Operating income and margin increased primarily due to increased cloud and services revenue growth combined with operating leverage as our cloud business continues to scale.

Other Income and Income Taxes

	Three Months Ended September 30,
	2024	2023	% Change vs. Prior Year
	(in thousands)

Other income, net	$1,312	$1,739	-25%
Income tax provision	12,621	5,766	119%

Other income, net. Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased slightly in the third quarter of 2024 compared to the same quarter in the prior year, due to an increase in foreign currency losses. We recorded net foreign currency losses of $0.3 million in the third quarter of 2024, and $0.4 million of net foreign currency gains in the third quarter of 2023.

Income tax provision. Our effective income tax rate was 16.5% and 10.4% for the quarters ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate for the three months ended September 30, 2024 is primarily due a decrease of benefit in recording return to provision estimates in the quarter, offset by a reduction in expense related to statute of limitations expiration on uncertain tax positions.

Condensed Consolidated Financial Summary – First Nine Months of 2024

•
Consolidated revenue: $786.6 million for the nine months ended September 30, 2024 compared to $690.5 million for the nine months ended September 30, 2023.
•
Cloud subscription revenue: $246.9 million for the nine months ended September 30, 2024 compared to $183.2 million for the nine months ended September 30, 2023.
•
Software license revenue: $9.6 million for the nine months ended September 30, 2024, compared to $13.0 million for the nine months ended September 30, 2023.
•
Services revenue: $406.0 million for the nine months ended September 30, 2024, compared to $368.7 million for the nine months ended September 30, 2023.
•
Operating income: $200.9 million for the nine months ended September 30, 2024, compared to $151.0 million for the nine months ended September 30, 2023.
•
Operating margins: 25.5% for the nine months ended September 30, 2024, compared to 21.9% for the nine months ended September 30, 2023.
•
Diluted earnings per share: $2.74 for the nine months ended September 30, 2024 compared to $2.05 for the nine months ended September 30, 2023.
•
Cash flow from operations: $190.3 million for the nine months ended September 30, 2024, compared to $157.9 million for the nine months ended September 30, 2023.
•
Cash: $215.0 million at September 30, 2024, compared to $270.7 million at December 31, 2023.
•
Share repurchases: During the nine months ended September 30, 2024, we reduced our shares of common stock outstanding by approximately 1.4% primarily through the repurchase of approximately 0.8 million shares of our common stock, under the share repurchase program authorized by our Board of Directors, for a total investment of $198.1 million.

Below we discuss our consolidated results of operations for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
			% Change vs.	% of Total Revenue
	2024	2023	Prior Year	2024	2023
	(in thousands)

Cloud subscriptions	$246,873	$183,196	35%	31%	27%
Software license	9,633	12,967	-26%	1%	2%
Maintenance	104,736	106,772	-2%	13%	15%
Services	406,035	368,744	10%	52%	53%
Hardware	19,274	18,791	3%	3%	3%
Total revenue	$786,551	$690,470	14%	100%	100%

Cloud Subscription Revenue. Cloud subscriptions revenue increased $63.7 million in the nine months ended September 30, 2024 compared to the same period in the prior year. Customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $44.7 million, $16.6 million and $2.4 million, respectively, in the nine months ended September 30, 2024.

Software License Revenue. Software license revenue decreased $3.3 million in the nine months ended September 30, 2024 compared to the same period in the prior year. We believe the decrease reflects a strong market preference for our cloud-native solutions.

The license sales percentage mix across our product suite in the nine months ended September 30, 2024 was over 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $2.0 million in the nine months ended September 30, 2024 compared to the same period in the prior year. Maintenance revenue for the Americas, EMEA and APAC segments decreased by $0.9 million, $1.0 million and $0.1 million respectively, in the nine months ended September 30, 2024.

Services Revenue. Services revenue increased $37.3 million in the nine months ended September 30, 2024 compared to the same period in the prior year. Services revenue for the Americas, EMEA and APAC segments increased $28.6 million, $5.0 million and $3.7 million in the nine months ended September 30, 2024, respectively, compared with the same period in the prior year, primarily driven by the increase in cloud subscriptions. The percentage of professional services revenue that relates to cloud subscriptions in nine months ended September 30, 2024 and 2023 was approximately 74% and 67%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software.

Hardware Revenue. Hardware revenue increased $0.5 million in the nine months ended September 30, 2024 compared to the same period in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Nine Months Ended September 30,
	2024	2023	% Change vs. Prior Year

Cost of cloud subscriptions, maintenance and services	356,920	322,914	11%
Cost of software license	$1,068	$967	10%
Total cost of revenue	$357,988	$323,881	11%

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud operations; maintenance services; and professional and technical services as well as hosting fees. The $34.0 million increase in the nine months ended September 30, 2024 compared to the same period in the prior year was principally due to a $32.2 million increase in compensation and other personnel-related expenses, a $3.3 million increase in computer infrastructure cost, a $1.0 million increase in facilities expense, and offset by a $2.6 million decrease in performance-based compensation expense.

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license remained relatively flat in the nine months ended September 30, 2024 compared with the same period in the prior year.

Operating Expenses

	Nine Months Ended September 30,
	2024	2023	% Change vs. Prior Year
	(in thousands)

Research and development	$104,693	$95,487	10%
Sales and marketing	55,669	54,278	3%
General and administrative	62,623	61,561	2%
Depreciation and amortization	4,670	4,247	10%
Operating expenses	$227,655	$215,573	6%

Research and Development. R&D expenses increased $9.2 million for the nine months ended September 30, 2024 compared to the same period in the prior year principally due to a $10.5 million increase in compensation and other personnel-related expenses and offset by a $1.2 million decrease in performance-based compensation expense.

Sales and Marketing. Sales and marketing expenses increased $1.4 million in the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to a $2.2 million increase in compensation and other personnel related expenses, a $0.3 million increase in marketing and campaign programs, and offset by a $1.1 million decrease in performance-based compensation expense.

General and Administrative. General and administrative expenses increased $1.1 million in the nine months ended September 30, 2024 compared to the same period in the prior year, primarily due to a $3.2 million increase in compensation and other personnel related expenses, and offset by a $1.0 million decrease in other taxes, a $0.5 million decrease in performance-based compensation expense and $0.4 million decrease in computer costs.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the nine months ended September 30, 2024 and 2023 was $4.7 million and $4.2 million, respectively.

Operating Income

Operating income for the nine months ended September 30, 2024 was $200.9 million compared to $151.0 million for the same period in the prior year. Operating margin was 25.5% the first nine months of 2024 versus 21.9% for the same period in the prior year. Operating income and margin increased primarily due to increased cloud and services revenue growth combined with operating leverage as our cloud business continues to scale.

Other Income and Income Taxes

	Nine Months Ended September 30,
	2024	2023	% Change vs. Prior Year
	(in thousands)

Other income, net	$3,222	$2,923	10%
Income tax provision	33,782	26,107	29%

Other income, net. Other income, net increased $0.3 million in the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to a $0.7 million increase in interest income and a $0.5 million decrease due to foreign currency losses. The decrease driven by foreign currency losses is primarily due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency losses of $1.5 million in the first nine months of 2024, and $0.9 million in the first nine months of 2023.

Income tax provision. Our effective income tax rate was 16.5% and 17.0% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2024 is due to an increase of excess tax benefits on restricted stock vesting and a reduction in expense related to statute of limitations expiration on uncertain tax positions, partially offset by a decrease of benefit in recording return to provision estimates.

Liquidity and Capital Resources

During the first nine months of 2024, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of September 30, 2024 included $115.2 million held in the U.S. and $99.8 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would not be subject to additional U.S. income taxes on such earnings, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $190.3 million and $157.9 million in the nine months ended September 30, 2024 and 2023, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the nine months ended September 30, 2024 increased $32.4 million compared to the same period in the prior year, which is primarily due to an increase in earnings and the timing of cash collections from our customers.

Cash flow used in investing activities totaled $5.5 million and $2.8 million in the nine months ended September 30, 2024 and 2023, respectively. Our investing activities for both the nine months ended September 30, 2024 and 2023 consisted of capital spending to support company growth.

Cash flow used in financing activities totaled $241.2 million and $195.7 million for the nine months ended September 30, 2024 and 2023, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the nine months ended September 30, 2024 and 2023 totaled $241.2 million and $195.7 million, respectively, including shares withheld for taxes of $43.0 million and $29.7 million, respectively.

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

Aggregate Contractual Obligations

Our principal commitments consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of September 30, 2024, our cloud infrastructure obligations are approximately $248.8 million over the next 6 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of September 30, 2024, are approximately $25.3 million over the next 6 years. We expect to fulfill all these commitments from our working capital.

Critical Accounting Policies and Estimates

In the first nine months of 2024, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2024	16,621	$256.29	16,621	$70,740,248
August 1 - August 31, 2024	117,837	252.97	117,837	40,931,370
September 1 - September 30, 2024	60,254	259.21	60,254	25,312,924
Total	194,712		194,712

Item 3. Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	October 25, 2024	/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 25, 2024	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)