Form 10-K
period 2024-12-31
MANHATTAN ASSOCIATES INC
filed 2025-02-07
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 1, 2024 was $15,012,530,787, which was calculated based upon a closing sales price of $245.12 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of February 3, 2025, the Registrant had outstanding 61,124,051 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2025 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

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
•
general economic, political and market conditions, including interest and inflation rates, trends and fluctuations of each, and efforts to control them;
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
•
risks associated with our use of generative artificial intelligence;
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
•
general geo-political developments, including political instability, economic sanctions, terrorist activities or international conflicts, such as the wars in Ukraine and the Middle East;
•
natural disasters, weather events and pandemics, such as the COVID-19 pandemic, or other major public health crises;
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

Manhattan Associates develops modern commerce solutions that help its customers in three distinct areas of their business:

•
Supply Chain Execution - We provide companies the tools needed to manage distribution and optimize transportation costs throughout their entire commercial network. Manhattan’s Warehouse Management solutions are widely regarded as industry-leading systems designed to optimize productivity and throughput in distribution centers and warehouses around the world. Our software helps optimize fulfillment models to support our customers across a wide range of channels and fulfillment methods. Likewise, we design our offerings to provide shippers and carriers the most comprehensive transportation management solutions in the market. This includes software to help them move freight via the most cost-effective means possible while also meeting service-level expectations, to model their transportation network, and to automate the procurement-to-pay process.
•
Omnichannel Commerce - Meeting ever-evolving consumer expectations of service, inventory availability, and delivery convenience is a challenge every merchant must meet head on. Manhattan’s Omnichannel solutions provide an operating platform for digital commerce, retailers, and wholesale businesses. Comprising Order Management, Store Inventory Fulfillment, Call Center, Point of Sale (POS), and Customer Engagement as their core applications, Manhattan Omnichannel solutions provide CRM capabilities for contact center agents; end-to-end process enablement for store associates, and enterprise-wide inventory availability determination, order fulfillment optimization, and POS capabilities.
•
Supply Chain Planning – Manhattan’s solutions provide distributors of finished goods (apparel, food, auto parts, pharmaceuticals, etc.) the ability to forecast demand, determine when, where and how much inventory is needed, and translate this into profitable inventory buying plans. These areas are ever more complex and critical to profitability as more wholesalers and retailers engage in omnichannel operations. Through the use of advanced science and sophisticated analytics, customer service level is maximized with minimum inventory investment. Industry changes driven by omnichannel retail, pharmaceutical regulations and other trends make this an area of particular need for many retailers and wholesale distributors.

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

Manhattan’s Supply Chain Solutions are focused on the distribution and transportation operations of the enterprise. There are two main components of Manhattan’s Supply Chain Solutions:

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

Manhattan SCALETM (SCALE)

SCALE is our portfolio of logistics execution solutions built on Microsoft’s .NET® platform. Purpose-built for rapid development and a value-based total cost of ownership, SCALE is targeted toward companies with execution-focused supply chain needs that require speed-to-value, resource-light system configuration and maintenance, and the ability to quickly scale their logistics operations up or down in response to market fluctuations or business requirement changes. SCALE combines the features of Trading Partner Management, Yard Management, Optimization, Warehouse Management and Transportation Execution.

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
•
Store Inventory and Fulfillment - Most retailers are now looking to leverage store inventory to fulfill e-commerce demand (driving greater sales revenue with less inventory). This requires solutions that can accurately maintain inventory integrity and enable productive, reliable fulfillment. Manhattan’s Store Fulfillment solutions provide store associates with capabilities that power fulfillment experiences like buy online, pickup in store, curbside pickup, same day delivery and ship from store.

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

As omnichannel and supply chain solutions necessarily interact with other business operation systems, our solutions are designed to interoperate with software from other providers as well as with a customer's existing legacy systems. This interfacing and open system capability enables customers to continue using existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies. We also offer certain solutions in either on-premise software or cloud computing models so that customers can select the option that best meets their requirements for control, flexibility, cost of ownership and time-to-deployment.

We continually invest in artificial intelligence (AI) technology to enhance our functional offerings, with a recent emphasis on generative AI (GenAI) advancements. Our AI capabilities are seamlessly embedded across all supply chain execution, planning, and commerce applications, aimed at delivering real-time optimization and value creation. Historically, our AI initiatives have focused on traditional mathematical optimization and machine learning. However, we are now leveraging third-party large language models to unlock value in a broader range of use cases. Looking ahead, we plan to further expand our investments in generative AI, introducing new product capabilities in the coming quarters and years. These efforts are designed to empower supply chain operators, retailers, and end consumers with GenAI-driven assistance. We expect our continuing focus on innovation to generate ongoing productivity gains, enhanced user experiences, and increased operational efficiencies.

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

Customers

To date, our customers have been suppliers, manufacturers, distributors, retailers, and logistics providers in a variety of industries. Our top five customers (new or pre-existing) in the aggregate accounted for 12%, 11%, and 11% of total revenue for the year ended December 31, 2024, the year ended December 31, 2023, and the year ended December 31, 2022, respectively. No single customer accounted for more than 10% of our total revenue in 2024, 2023 and 2022.

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

International Operations: Segments

We have three reportable segments based on geographic location: North and Latin America (“the Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). For further information on our segments, see Note 8 of the Notes to our Consolidated Financial Statements. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2024, we employed approximately 2,750 employees in our international operations.

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

Employees and Human Capital Management

At Manhattan, employees are our most-valued asset and are the key to our success. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia. As of December 31, 2024, we employed approximately 4,690 employees worldwide.

In response to the Covid-19 pandemic, we took steps to best ensure the health and safety of our employees globally. Our daily execution is a hybrid (office and virtual) model, and we continue to find innovative ways to engage with employees, customers, and prospects, ensuring that they are supported.

Equal Employment Opportunity: Our workforce is highly educated and diverse, which we believe is important for our continued success as a leading innovator in supply chain and omnichannel commerce software and services. Our employees comprise software developers, engineers, and other technical workers and professionals in business operations and administration. Manhattan’s PRISMTM embodies our long-standing global inclusion strategy and is driven by team members with a passion for creating an innovative and inclusive environment. It brings our many cultures together to form a collective brilliance in an environment where individuals from all backgrounds and experiences can feel comfortable as themselves. Through PRISM, we support employee resource groups (ERGs), such as our Multicultural Network (MCNTM). We also have a dedicated learning path for all employees regarding the importance of equal employment opportunity and career development.

Talent Acquisition, Retention, and Engagement: We employ several strategies for attracting, retaining, and engaging our talented workforce. To build a steady and diverse pipeline of talent, we have a robust in-house recruiting program, which includes campus recruiting focused on colleges and universities with leading supply chain, engineering, and computer science programs. Further, promote diverse candidate pools, including individuals with disabilities and veterans, and through recruiting efforts at HBCUs and schools with a high percentage of women and minorities enrolled in engineering and computer science programs.

To attract and retain employees, we provide competitive compensation and benefits programs, employee recognition, career development opportunities, and access to continual growth through online learning platforms, external training, and in-house live training.

To further employee enrichment and engagement, we periodically survey our employees regarding their engagement levels. We use these survey results to determine how we can continue to create work environments that enable and energize our employees and to develop a positive culture. None of our U.S. employees are subject to a collective bargaining agreement; our employees in both France (approximately 190 employees) and the Netherlands (approximately 100 employees) are represented by employee works councils. Globally, we have experienced no work stoppages, and we believe our relations with our employees are strong.

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

Our data center providers may experience events such as natural disasters, weather events, fires, power loss, telecommunications failures, or similar events. The systems, infrastructure, and services of our data center providers may also be subject to human or software errors, viruses, cyber threats, fraud, spikes in customer usage, break-ins, sabotage, acts of vandalism, acts of terrorism, and other misconduct. In addition, they may experience other unanticipated problems, including but not limited to financial difficulties and bankruptcy. Further, we may experience in the future periodic interruptions, delays, and outages in service and availability with our data center providers due to a variety of factors, including Internet connectivity failures, infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints.

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

Our use of generative artificial intelligence (“AI”) tools may expose us to operational, compliance or other risks, which could adversely impact our business, results of operations, cash flow and financial condition, and subject us to legal liability. We use generative AI tools in our business for external purposes (e.g., as additional features to our software products) and for internal purposes (e.g., to support our operations and improve the day-to-day performance of our employees), and these tools are mostly developed and marketed by third-party vendors.

We seek to ensure that our use of AI tools in support of our operations and business is carried out in a secure, ethical and lawful manner. We have a global “AI Tools Policy” in place that applies to the use of AI tools by all of our employees and contractors and that provides guidelines for a responsible use of AI within the Company. We also have a cross-functional governance organization (which includes members of our IT security and legal teams) with a mission to oversee the use of AI within the Company and assess and mitigate the risks that may be related to this use.

However, because the use of generative AI tools in business environments is a relatively novel development, the extent of benefits, risks, and liabilities attached to it are still unknown. We have identified the following main risks related to our use of AI tools:

•
Protection of our proprietary rights. Our developers may use, in limited instances, generative AI tools to support their computer code writing activities for our proprietary software products. According to recent decisions of governmental entities and courts (such as the U.S. Copyright Office and U.S. Court of Appeals for the Federal Circuit), U.S. copyright is limited to protecting works created by human authors. Many other jurisdictions around the world follow the same approach.

We may therefore face challenges in obtaining U.S. copyright or other intellectual property rights worldwide on certain parts of our products that were developed using generative AI tools (for further information regarding this risk, see the risk factor entitled “Our failure to adequately protect our proprietary rights could adversely impact our business, results of operations, cash flow, and financial condition”).
•
AI adoption-related risk. As we include generative AI features in our software products, some of our customers, especially those in highly regulated industries, may be reluctant or unwilling to use generative AI products. Accordingly, their reluctance to do so could reduce or delay customer adoption, and this may adversely affect our business, results of operations, and financial condition.
•
Operational risks. Our use of third-party generative AI tools exposes us to greater risks related to the quality of our products (for further information regarding this risk, see the risk factor entitled “Our ability to sell our cloud solutions is highly dependent on the quality of our services offerings, and our failure to offer high quality services could adversely impact our business, results of operations, cash flow, and financial condition”). For example:
•
Generative AI features embedded in our software products may create incomplete or inaccurate outputs and this could result in customer dissatisfaction or potential claims related to product performance (for further information regarding this risk, see the risk factor entitled “Our software may contain undetected errors or “bugs” causing harm to our reputation, which could adversely impact our business, results of operations, cash flow, and financial condition”);
•
Our use of third-party generative AI tools to power features of our software products may impair our ability to correct defects or cure unavailability in a timely manner because we have no control over our third-party vendors’ operations and infrastructure (for further information regarding this risk, see the risk factor entitled “We incorporate third-party software in our solutions, the failure or unavailability of which could adversely affect our ability to sell, support, and service our products”).
•
Cybersecurity and Third-Party Rights. Generally, because we mainly use generative AI tools that are developed by third-party vendors, we have lesser control over the further use or distribution of any content we may share or create via these third-party tools. In addition, the vendors of these tools may fail to comply with their contractual obligations to us, or not provide warranties, indemnities or other remedies, regarding the confidentiality or security of this content. Further, our use of generative AI tools to generate computer code may present additional security risks because the generated source code may contain security vulnerabilities. As a result, our sensitive information or that of our employees or customers could be leaked or disclosed, or other IT security incidents may arise (for further information regarding this risk, see the risk factor entitled “If our data protection or other security measures are compromised and, as a result, our data, our customers’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable…”). In addition, we have little insight into, and no control over, the content used or provided by third-party vendors to train their generative AI tools. For example, there is ongoing litigation over whether the use of copyrighted materials to train AI models is lawful, however the impact of its outcome on our ability to use certain generative AI tools is unknown.
•
Regulatory risks. Several jurisdictions around the globe, including in Europe and the U.S. (at state and federal level), have proposed or already enacted legislative frameworks governing the development, use and marketing of AI tools, including the European Union’s AI Act and the Colorado AI Act. We expect other jurisdictions will adopt similar regulations. Additionally, certain privacy laws may apply to our use of generative AI tools (such as a data subject’s right to have a precise view of how their personal data are processed). These legal requirements may make it harder for us to conduct our business using AI (especially third-party AI tools), lead to regulatory fines or penalties, require us to change our business practices, or prevent or limit our use of AI tools, which in turn, may lead our business to be less efficient, or us to be at a competitive disadvantage (for further information regarding this risk, see the risk factor entitled “Our technology must be advanced if we are to remain competitive”).

Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, financial condition, results of operations, and growth prospects.

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

Our research and development activities may not generate significant returns. We anticipate continuing to make significant investments in software research and development (R&D) and related product opportunities because we believe that we must continue to allocate significant resources to our research and development activities to compete successfully. There is no assurance that our research and development will successfully anticipate market needs and result in significant new marketable solutions or enhancements to our solutions. Accordingly, we cannot estimate with any certainty when we will, if ever, receive significant revenues from these investments. In addition, if, we fail to compete effectively with our competitors’ R&D programs, because we fail to maintain adequate R&D resources or otherwise, our competitors may gain an advantage, and our business, results of operations, cash flow, and financial condition could be adversely affected.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies, and other requirements relating to privacy and data security. Further, as regulatory focus on privacy issues continues to increase and become more complex, these potential risks to our business will intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data could significantly increase our cost of providing our products and services.

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

We can be subject to criminal or civil liability if we fail to comply with anti-corruption and anti-boycott regulations, and that can adversely affect our business, financial condition, and results of operations. We are subject to the U.S. Foreign Corrupt Practices Act ("FCPA"), U.S. domestic bribery laws, and foreign anti-corruption regulation as well as domestic and foreign anti-boycott regulation, which many governments have interpreted more broadly and enforced aggressively in recent years. Under certain circumstances, we can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, partners, and agents, even if our Company does not explicitly authorize those activities.

While we have policies and procedures and conduct training that addresses compliance with anti-corruption and anti-boycott regulation, our employees and representatives may violate those regulations, we may be held responsible. Detecting, investigating, and resolving actual or alleged violations of those regulations can divert our management team’s time, resources, and attention. In addition, noncompliance with anti-corruption or anti-boycott regulation could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences.

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

•
interest and inflation rates, trends and fluctuations of each, and efforts to control them;
•
financial and credit market fluctuations and bank failures;
•
overall demand for enterprise software and services;
•
governmental policy, budgetary constraints, potential U.S. federal government shutdowns or shifts in government spending priorities;
•
general geo-political developments, including political instability, economic sanctions, terrorist activities or international conflicts, such as the wars in Ukraine and the Middle East; and
•
currency exchange rate fluctuations.

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

The effects of a pandemic, such as the COVID-19 pandemic, or other major public health crisis could materially adversely affect our business, results of operations and financial condition. In March 2020, the World Health Organization declared the outbreak of the COVID-19 pandemic. The disease spread throughout the world, prompting governmental and private authorities to implement measures to contain the pandemic, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. A future pandemic or other public health crisis, and related remedial measures, could adversely impact our results from operations, financial condition, liquidity and cash flows in numerous ways, including but not limited to:

•
any such crisis could reduce the availability or productivity of our workforce impacting our day-to-day operations and ability to meet our customer obligations;
•
customer demand for our products could decline or they may request extended payment terms for products purchased due to their need to reduce their information technology expense or preserve cash, or as a result of reductions in their sales and profits;
•
customers could file for bankruptcy;
•
forced store closures could accelerate pre-existing disruption in the retail sector; and

•
the spending habits of our customers’ customers could change, reducing our customers’ own revenues and profitability, which in turn could affect our revenues and profitability.

A decrease in revenues could also negatively affect our liquidity, as we primarily rely on cash generated from operating activities for our liquidity needs. Compounding this issue, a pandemic or other public health crisis may make outside capital less available or more expensive.

Fires or other catastrophic events at our principal facilities could disrupt our business. Fires, natural disasters, weather events, political unrest, disruptions in critical infrastructure or other catastrophic events, particularly those affecting our Atlanta headquarters or India research and development center, may cause damage or disruption to our operations, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, weather events, political unrest, fire, power shortages and other disruptions of critical infrastructure, health crises or pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers.

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
•
Senior Director, Global Security – Our Senior Director, Global Security, has managed our Cyber Program for eight years. He manages its day-to-day operations, oversees our security analysts and engineers, and leads our Cybersecurity Committee meetings. He is trained in cybersecurity strategy, planning, and execution and holds industry recognized security certifications, including Certified Information Systems Security Professional (CISSP) from the International Information System Security Certification Consortium (ISC2) and Certified Information Security Manager (CISM) from the Information Systems Audit and Control Association (ISACA).
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

Under our Cyber Program, our Senior Director, Global Security, and the staff, along with our management-led Cybersecurity Committee, with input where appropriate from our third-party advisors, work to identify our cybersecurity threats, assess the risks, and deploy appropriate technologies and processes to mitigate the risks. When cybersecurity incidents occur, these resources work to manage through the incident utilizing advanced security tools and playbooks, and in accordance with processes set out in various Company policies and practice documents, which include internal communications protocols to keep the executive team and, where appropriate, the Audit Committee and Board, informed. Pertinent policy and practice documents include, among others, Manhattan’s Incident Response Policy, our Incident Escalation Matrix, our Materiality Determination Process for Cybersecurity Incidents (governing the Company’s materiality determination for reporting purposes) and our Crisis Response Plan.

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

Risks from Cybersecurity Threats—Likely Material Impact. See Item 1A, "Risk Factors—Risks Related to Our Intellectual Property and Cybersecurity." We do not believe any risks from previous cybersecurity threats have materially affected or are reasonably likely to materially affect Manhattan.

Item 2. Properties

Our principal administrative, sales, marketing, support, and research and development facility is located in approximately 221,000 square feet of modern office space in Atlanta, Georgia. During 2024, we entered into the eighth amendment to our lease agreement, which extended our lease termination date from September 30, 2025, to September 30, 2036, with respect to substantially all of the Company's leased premises in Atlanta, Georgia. Pursuant to the amended lease, effective as of October 1, 2025, we will decrease our leased square footage at our Atlanta headquarters from approximately 221,000 to approximately 209,000. We have an additional office in the United States under a short-term agreement in New Jersey.

We also occupy facilities outside of the United States under multi-year lease agreements in the United Kingdom, the Netherlands, France, China, Japan, Spain, Italy, Singapore, India, Australia, and Germany. We also occupy an office under a short-term lease agreement in Chile. We believe our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The number of registered shareholders of record of our common stock as of February 3, 2025 was 13. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business, including share repurchases.

Equity Compensation Plan Information

In the following table, we provide information regarding our current equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding rights(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,390,238	$0.00	2,337,032
Equity compensation plans not approved by security holders	-	-	-
Total	1,390,238	-	2,337,032

(1) The weighted average exercise price does not take into account outstanding restricted stock unit awards, which have no exercise price.

You may find additional information regarding our equity compensation plans in Note 2 of the Notes to our Consolidated Financial Statements.

Purchase of Equity Securities

In the following table, we provide information regarding our common stock repurchases under our publicly-announced share repurchase program for the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2024	25,456	$274.88	25,456	$68,002,752
November 1 - November 30, 2024	95,995	277.07	95,995	41,405,534
December 1 - December 31, 2024	33,993	292.53	33,993	31,461,420
Total	155,444		155,444

During the year ended December 31, 2024, we repurchased a total of 986,555 shares at an average price per share of $244.93 under our publicly-announced share repurchase program. In January 2025, our Board of Directors raised the Company’s share repurchase authority to an aggregate of $100.0 million of our common stock.

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
•
hardware sales.

In 2024, we generated $1,042.4 million in total revenue, with a revenue mix of: cloud subscriptions 32%; software license 1%; maintenance 13%; services revenue 51%; and hardware 3%.

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue is based on the location of the sale. Our international revenue was approximately $346.2 million, $301.4 million, and $238.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, which represents approximately 33%, 32%, and 31% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2024, we employed approximately 4,690 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

While we remain cautious about the global economy, our results for the full year ended 2024 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. We believe this alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period. We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings.

Going forward, we are investing in our cloud business, including enterprise investments in innovation, and strategic operating expenses to support growth objectives.

For 2025, our five strategic goals continue to be:

•
Focus on customer success and drive sustainable long-term growth;
•
Invest in innovation to expand our products and total addressable market;
•
Expand our Manhattan Active suite of cloud solutions;

•
Develop and grow our cloud business and cloud subscription revenue; and
•
Expand our global sales and marketing teams.

Cloud Subscription

Under our Manhattan Active® Solutions cloud subscription offering, customers pay a periodic fee for the right to use our software within a cloud environment that we provide and manage over a specified period of time. Adoption of our Manhattan Active® cloud solutions continues to increase nicely, with cloud revenue up 32% over 2023. Cloud revenue now represents about 96% of our total software revenue.

Customers on our legacy perpetual license program can convert their maintenance contracts to cloud subscription contracts.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In 2024, we generated approximately 67% of our total revenue in the United States, 18% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that over 75% of every supply chain software solutions dollar invested is spent in North America and Europe; consequently, the health of the U.S. and European economies have a meaningful impact on our financial results.

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

In January 2025, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update. The WEO update noted, “Global growth is projected at 3.3 percent both in 2025 and 2026, below the historical (2000–19) average of 3.7 percent. Global headline inflation is expected to decline to 4.2 percent in 2025 and to 3.5 percent in 2026, converging back to target earlier in advanced economies than in emerging market and developing economies.”

The WEO update projected advanced economies, which represent our primary revenue markets, would grow at about 1.9 and 1.8 percent in 2025 and 2026, while the emerging and developing economies would grow at about 4.2 percent in 2025 and 4.3 percent in 2026.

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

Cloud Subscriptions Revenue Growth

Our cloud revenue growth provides insight into our ability to maintain and grow our cloud customer base. Total cloud revenue increased from $254.6 million in 2023 to $337.2 million in 2024, representing a 32% year-over-year increase. Total cloud revenue increased from $176.5 million in 2022 to $254.6 million in 2023, representing a 44% year-over-year increase. Cloud revenue growth is being driven by strong demand for our cloud offerings.

Remaining Performance Obligations

Transaction price allocated to RPO represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that we expect to invoice and recognize as revenue in future periods. Over 98% of our RPO represent cloud native subscriptions with a non-cancelable term greater than one year. Maintenance contracts typically are for one year and not included in RPO. RPO provides insight into our contracted backlog of future business. As of December 31, 2024, our RPO was approximately $1.8 billion, an increase of 25% over December 31, 2023 on strong demand.

Revenue

Cloud Subscriptions and Software License revenue: In the full year ended 2024, cloud subscriptions revenue was 96% of total cloud and software license revenue. In 2024, cloud subscriptions revenue totaled $337.2 million, or 32% of total revenue. The Americas, EMEA, and APAC segments recognized $264.3 million, $62.8 million and $10.1 million in cloud subscriptions revenue, respectively, in 2024. Cloud subscriptions revenue is recognized over the term of the agreement, typically five years or more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. Approximately 22% of the total value of new non-cancelable cloud subscriptions (excluding renewals) signed during 2024 was with new customers and 78% was with existing customers. We define new customers as entities from which we either have never earned revenue or have not recognized revenue in the last five years.

In 2024, license revenue totaled $15.1 million, or 1% of total revenue. The Americas, EMEA, and APAC segments totaled $12.3 million, $1.4 million, and $1.4 million in license revenue, respectively, in 2024.

Our Unified Omnichannel Commerce and Digital Supply Chain solutions are focused on core omnichannel operation (e-commerce, retail store operations and POS), supply chain commerce operations (Warehouse Management, Transportation Management and Labor Management), and inventory optimization, which are intensely competitive markets characterized by rapid technological change. We are a market leader in the supply chain management and omnichannel software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our cloud subscriptions revenues faster than our competitors through investment in innovation.

Maintenance Revenue: Our maintenance revenue totaled $138.3 million, or 13% of total revenue. The Americas, EMEA and APAC segments recognized $110.8 million, $18.3 million, and $9.2 million, respectively, in maintenance revenue in 2024. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

Maintenance relates to our legacy perpetual license sales. We expect maintenance revenues to decline as we continue to develop our cloud offerings, and be offset by additional cloud revenue, including from customers converting their maintenance contracts to cloud subscriptions. The growth of maintenance revenues is influenced by: (1) new software license contracts; (2) annual renewal of support contracts; and (3) fluctuations in currency rates. Substantially all of our customers renew their annual support contracts or convert their maintenance contracts to cloud subscriptions. Maintenance revenue is generally paid in advance and recognized over the term of the agreement, typically twelve months. Maintenance renewal revenue is recognized over the renewal period once we have a contract upon payment from the customer.

Services Revenue: In 2024, our services revenue totaled $525.5 million, or 51% of total revenue. The Americas, EMEA, and APAC segments recognized $389.5 million, $107.4 million, and $28.6 million, respectively.

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

Although our professional services are optional, the majority of our customers use at least some portion of these services for their planning, implementation, ongoing support, training, system upgrades or related needs. Professional services are typically rendered under time and materials-based contracts with services typically billed on an hourly basis. Professional services are sometimes rendered under fixed-fee based contracts with payments due on specific dates or milestones.

Services revenue growth is contingent upon cloud sales and customer upgrade cycles, which are influenced by the strength of general economic and business conditions and the competitive position of our software products. In addition, our professional services business has competitive exposure to offshore providers and other consulting companies.

Hardware Revenue: Our hardware revenue, which we recognize net of related costs, totaled $26.3 million in 2024 representing 3% of total revenue. As a convenience for our cloud and perpetual license customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and POS. Our R&D expenses for the years ended December 31, 2024, 2023 and 2022 were $137.7 million, $126.8 million, and $111.9 million, respectively.

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

Cash Flow and Financial Condition

For 2024, we generated cash flow from operating activities of $295.0 million and have generated a cumulative total of $720.9 million for the three years ended December 31, 2024. Our cash at December 31, 2024 totaled $266.2 million, with no debt. We currently have no credit facilities. During the past three years, our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, we repurchased $241.6 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In January 2025, our Board of Directors raised the Company’s share repurchase authority to an aggregate of $100.0 million of our common stock.

In 2025, we expect that our priorities for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also anticipate prioritizing capital allocation in our global teams to fund growth, and accretive share repurchases. We do not anticipate any borrowing requirements in 2025 for general corporate purposes.

Full Year 2024 Financial Summary

•
Diluted earnings per share: $3.51 for 2024 compared to $2.82 for 2023;
•
Consolidated revenue: $1,042.4 million for 2024 compared to $928.7 million for 2023;
•
Cloud subscription revenue: $337.2 million for 2024 compared to $254.6 million for 2023;
•
License revenue: $15.1 million for 2024 compared to $18.2 million for 2023;
•
Operating income: $261.6 million for 2024 compared to $209.9 million for 2023;
•
Operating margins: 25.1% for 2024 compared to operating margins of 22.6% for 2023;
•
Cash flow from operations: $295.0 million for 2024 compared to $246.2 million for 2023;
•
Cash paid for income taxes: $83.4 million for 2024 compared to $67.4 million for 2023;
•
Cash and investments: $266.2 million at December 31, 2024 compared to $270.7 million at December 31, 2023; and
•
Share repurchases: In 2024, we repurchased 986,555 shares of Manhattan Associates’ outstanding common stock for $241.6 million under the share repurchase program approved by our Board of Directors. In January 2025, our Board of Directors raised the Company’s share repurchase authority to an aggregate of $100.0 million of our common stock.

Results of Operations

In the following table, we present a selection of certain Statement of Income data for 2024, 2023 and 2022.

	Year Ended December 31,
				% Change vs. Prior Year
	2024	2023	2022	2024	2023
	(in thousands)
Revenue:
Cloud subscriptions	$337,203	$254,612	$176,458	32%	44%
Software license	15,085	18,206	24,848	-17%	-27%
Maintenance	138,304	143,936	142,198	-4%	1%
Services	525,517	487,869	394,096	8%	24%
Hardware	26,243	24,102	29,484	9%	-18%
Total revenue	1,042,352	928,725	767,084	12%	21%
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	469,659	429,263	356,111	9%	21%
Cost of software license	1,321	1,351	2,126	-2%	-36%
Research and development	137,689	126,814	111,877	9%	13%
Sales and marketing	75,976	74,490	64,537	2%	15%
General and administrative	89,810	81,174	73,070	11%	11%
Depreciation and amortization	6,301	5,752	6,663	10%	-14%
Total costs and expenses	780,756	718,844	614,384	9%	17%
Income from operations	$261,596	$209,881	$152,700	25%	37%
Operating margin	25.1%	22.6%	19.9%

We have three reportable segments: the Americas, EMEA, and APAC. Revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments including research and development, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with our operations in India. During 2024, 2023, or 2022, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating profit by segment:

	Year Ended December 31,
				% Change vs. Prior Year
	2024	2023	2022	2024	2023
Revenue:	(in thousands)
Cloud subscriptions
Americas	$264,331	$205,611	$148,943	29%	38%
EMEA	62,779	42,243	22,988	49%	84%
APAC	10,093	6,758	4,527	49%	49%
Total cloud subscriptions	337,203	254,612	176,458	32%	44%

Software license
Americas	12,251	12,040	16,364	2%	-26%
EMEA	1,376	2,925	6,380	-53%	-54%
APAC	1,458	3,241	2,104	-55%	54%
Total software license	15,085	18,206	24,848	-17%	-27%

Maintenance
Americas	110,751	114,963	113,258	-4%	2%
EMEA	18,349	19,721	19,784	-7%	0%
APAC	9,204	9,252	9,156	-1%	1%
Total maintenance	138,304	143,936	142,198	-4%	1%

Services
Americas	389,550	362,979	295,998	7%	23%
EMEA	107,384	101,254	79,628	6%	27%
APAC	28,583	23,636	18,470	21%	28%
Total services	525,517	487,869	394,096	8%	24%

Hardware
Americas	25,603	23,602	29,321	8%	-20%
EMEA	635	495	158	28%	213%
APAC	5	5	5	0%	0%
Total hardware	26,243	24,102	29,484	9%	-18%

Total Revenue
Americas	802,486	719,195	603,884	12%	19%
EMEA	190,523	166,638	128,938	14%	29%
APAC	49,343	42,892	34,262	15%	25%
Total revenue	$1,042,352	$928,725	$767,084	12%	21%

Operating income:
Americas	$167,343	$135,158	$99,289	24%	36%
EMEA	72,496	56,723	40,030	28%	42%
APAC	21,757	18,000	13,381	21%	35%
Total operating income	$261,596	$209,881	$152,700	25%	37%

The consolidated results of our operations for the years ended December 31, 2024, 2023 and 2022 are discussed below.

Revenue

Our revenue consists of fees generated from cloud subscriptions, software licensing, maintenance, professional services, and hardware sales.

	Year Ended December 31,
				% Change vs. Prior Year		% of Total Revenue
	2024	2023	2022	2024	2023	2024	2023	2022
	(in thousands)
Cloud subscriptions	$337,203	$254,612	$176,458	32%	44%	32%	27%	23%
Software license	15,085	18,206	24,848	-17%	-27%	1%	2%	3%
Maintenance	138,304	143,936	142,198	-4%	1%	13%	15%	19%
Services	525,517	487,869	394,096	8%	24%	51%	53%	51%
Hardware	26,243	24,102	29,484	9%	-18%	3%	3%	4%
Total revenue	$1,042,352	$928,725	$767,084	12%	21%	100%	100%	100%

Cloud Subscriptions Revenue

Year 2024 compared with year 2023

Cloud subscriptions revenue increased $82.6 million to $337.2 million in 2024 compared to 2023. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue increased $58.7 million, $20.6 million and $3.3 million for the Americas, EMEA, and APAC segments, respectively. Cloud subscriptions revenue recognized from first time cloud customers (defined as customers with no prior cloud subscriptions) during the year in which their initial cloud subscription began was approximately 2% and 3% of total cloud revenue in 2024 and 2023, respectively. Our customers contract for multi-year subscriptions which typically increase in scope and price over the term, and thus revenue recognized during the year when the contract is signed tends to be small relative to the total contract value. Revenue recognized in the initial year excludes revenue from additional solutions sold to the customer in future years and could be impacted by the timing of the start date of the subscription during the year.

Year 2023 compared with year 2022

Cloud subscriptions revenue increased $78.2 million to $254.6 million in 2023 compared to 2022. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $56.7 million, $19.2 million and $2.3 million, respectively. Revenue recognized from first time cloud customers (defined as customers with no prior cloud subscriptions) during the year in which their initial cloud subscription began was 3% and 7% of total cloud revenue in 2023 and 2022, respectively.

Software License Revenue

Year 2024 compared with year 2023

Software license revenue decreased $3.1 million to $15.1 million in 2024 compared to 2023 on strong market preference for our cloud-native solutions. License revenue for the Americas segment increased $0.2 million, while license revenue for the EMEA and APAC segments decreased $1.5 million and $1.8 million, respectively, in 2024 over 2023. The majority of our software license revenue relates to our warehouse management product group (approximately 85%) for the year ended December 31, 2024.

Year 2023 compared with year 2022

Software license revenue decreased $6.6 million to $18.2 million in 2023 compared to 2022. License revenue for the Americas and EMEA segments decreased $4.3 million and $3.5 million, respectively, while license revenue from the APAC segment increased $1.1 million in 2023 over 2022. The majority of our software license revenue relates to our warehouse management product group (approximately 85%) for the year ended December 31, 2023.

Maintenance Revenue

Year 2024 compared with year 2023

Maintenance revenue decreased by $5.6 million in 2024 compared to 2023. The Americas and EMEA segments decreased $4.2 million and $1.4 million, respectively, compared to 2023, while the APAC segment remained relatively flat. Maintenance relates to our perpetual software licenses.

Year 2023 compared with year 2022

Maintenance revenue increased $1.7 million in 2023 compared to 2022. Maintenance revenue for the Americas segment increased $1.7 million, while EMEA and APAC segments remained relatively flat in 2023 compared to 2022.

Services Revenue

Year 2024 compared with year 2023

Services revenue increased $37.6 million in 2024 compared to 2023. Service revenue for the Americas, EMEA and APAC segments increased 26.6 million, $6.1 million, and $4.9 million, respectively, compared to 2023. Services revenue was driven by adoption and implementation of our cloud solutions. The percentage of professional services revenue that relates to cloud subscriptions in 2024 and 2023 was approximately 75% and 70%, respectively. Our customers experienced budgetary constraints during the second half of 2024 which negatively impacted our professional services revenue related to cloud subscriptions. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software. Professional services revenue recognized from first time cloud customers (defined as customers with no prior cloud subscriptions) during the year in which their initial cloud subscription began was approximately 7% and 8% of total services revenue in 2024 and 2023, respectively. As with our cloud subscriptions, customers often continue to purchase our professional services beyond their initial implementation to roll out additional locations, implement additional features and functionality, and implement additional products, as well as for general support. Professional services revenue recognized from first time cloud customers excludes those services we provided after the year in which the initial cloud subscription began. Further, the professional services revenue attributable to first time cloud customers could be affected by the timing of the start date of the subscription during the year.

Year 2023 compared with year 2022

Services revenue increased $93.8 million in 2023 compared to 2022. The Americas, EMEA, and APAC segments increased $67.0 million, $21.7 million and $5.1 million, respectively, compared to 2022. Services revenue was driven by adoption and implementation of our cloud solutions. The percentage of professional services revenue that relates to cloud subscriptions in 2023 and 2022 was approximately 70% and 55%, respectively. Professional services revenue recognized from first time cloud customers (defined as customers with no prior cloud subscriptions) during the year in which their initial cloud subscription began was approximately 8% and 12% of total services revenue in 2023 and 2022, respectively.

Hardware Revenue

Hardware revenue, net increased $2.1 million in 2024 compared to 2023. Hardware revenue, net decreased $5.4 million in 2023 compared to 2022. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Year Ended December 31,
				% Change vs. Prior Year
	2024	2023	2022	2024	2023
	(in thousands)

Cost of cloud subscriptions, maintenance and services	$469,659	$429,263	$356,111	9%	21%
Cost of software license	$1,321	$1,351	$2,126	-2%	-36%
Total cost of revenue	$470,980	$430,614	$358,237	9%	20%

Cost of Cloud Subscriptions, Maintenance and Services

Year 2024 compared with year 2023

Cost of cloud subscriptions, maintenance and services consists primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services related to perpetual software licenses; and professional and technical services as well as hosting fees. The $40.4 million increase in 2024 compared to 2023 was principally due to a $40.3 million increase in compensation and other personnel-related expenses, a $5.0 million increase in computer infrastructure cost, and a $1.2 million increase in facilities expense, partially offset by a $6.3 million decrease in performance-based compensation expense.

Year 2023 compared with year 2022

The $73.2 million increase in 2023 compared to 2022 was principally due to a $52.0 million increase in compensation and other personnel-related expenses, a $6.3 million increase in travel expense, a $8.3 million increase in performance-based compensation expense, a $4.4 million increase in computer infrastructure cost and a $1.1 million increase in facilities expense.

Cost of Software License

Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. In 2024, cost of license remained relatively flat, compared to 2023. In 2023, cost of software license decreased by $0.7 million compared to 2022.

Operating Expenses

	Year Ended December 31,
				% Change vs. Prior Year
	2024	2023	2022	2024	2023
	(in thousands)

Research and development	$137,689	$126,814	$111,877	9%	13%
Sales and marketing	75,976	74,490	64,537	2%	15%
General and administrative	89,810	81,174	73,070	11%	11%
Depreciation and amortization	6,301	5,752	6,663	10%	-14%
Operating expenses	$309,776	$288,230	$256,147	7%	13%

Research and Development

Our principal research and development (R&D) activities during 2024, 2023 and 2022 focused on the expansion and integration of new products and releases, including cloud solutions, while expanding the product footprint of our Unified Omnichannel Commerce and Digital Supply Chain solutions, including Inventory Optimization and point-of-sale.

For 2024, 2023 and 2022, we did not capitalize any R&D costs as the period between determining technological feasibility was established or that it is probable the software product would be used to perform the function intended were insignificant.

Year 2024 compared with year 2023

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses in 2024 increased by $10.9 million compared to 2023. This increase is principally due to a $13.3 million increase in compensation and other personnel-related expenses, partially offset by a $2.2 million decrease in performance-based compensation expense.

Year 2023 compared with year 2022

Research and development expenses in 2023 increased by $14.9 million compared to 2022. This increase is principally due to a $10.9 million increase in compensation and other personnel-related expenses, a $3.1 million increase in performance-based compensation expense, and a $0.6 million increase in computer infrastructure costs.

Sales and Marketing

Year 2024 compared with year 2023

Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $1.5 million in 2024 compared to 2023, primarily due to a $2.7 million increase in compensation and other personnel-related expense, and a $0.6 million increase in marketing and campaign expenses, partially offset by a $2.1 million decrease in performance-based compensation expense.

Year 2023 compared with year 2022

Sales and marketing expenses increased $10.0 million in 2023 compared to 2022, primarily due to a $4.3 million increase in compensation and other personnel-related expenses, a $3.7 million increase in marketing and campaign programs, a $1.0 million increase in performance-based compensation expense, and a $0.8 million increase in travel expense.

General and Administrative

Year 2024 compared with year 2023

General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased $8.6 million in 2024 primarily due to $7.0 million of expense related to an unusual health insurance claim and a $4.3 million increase in compensation and other personnel-related expenses, partially offset by a $0.9 million decrease in performance-based compensation expense, a $1.2 million decrease in other taxes, and a $0.6 million decrease in computer infrastructure costs.

Year 2023 compared with year 2022

General and administrative expenses increased $8.1 million in 2023 primarily due to a $5.3 million increase in compensation and other personnel-related expenses, a $1.3 million increase in performance-based compensation expense, a $0.6 million increase in professional expenses, and a $0.6 million increase in computer infrastructure costs.

Depreciation and Amortization

Depreciation and amortization of intangibles and software expense amounted to $6.3 million, $5.8 million, and $6.7 million in 2024, 2023 and 2022, respectively. Amortization of intangibles was immaterial in 2024, 2023 and 2022. We have recorded acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions.

Operating Income

Operating income in 2024 increased $51.7 million to $261.6 million, compared to $209.9 million for 2023. Operating margins were 25.1% for 2024 versus 22.6% for 2023. Operating income and margin increased primarily due to increased cloud subscriptions and services revenues. In 2024, operating income increased by $32.2 million, $15.8 million, and $3.7 million in the Americas, EMEA and APAC segment, respectively.

Operating income in 2023 increased $57.2 million to $209.9 million, compared to $152.7 million for 2022. Operating margins were 22.6% for 2023 versus 19.9% for 2022. Operating income increased primarily due to increased cloud subscriptions and services revenues. In 2023, operating income increased by $35.9 million, $16.7 million, and $4.6 million in the Americas, EMEA and APAC segments.

Other Income and Income Taxes

	Year Ended December 31,
				% Change vs. Prior Year
	2024	2023	2022	2024	2023

Other (loss) income, net	$5,218	$3,790	$5,421	38%	-30%
Income tax provision	48,450	37,103	29,162	31%	27%

Other (Loss) Income, net

Other (loss) income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Interest income was $6.0 million, $5.3 million and $0.6 million for 2024, 2023 and 2022, respectively. The weighted-average interest rate earned on cash and investments was approximately 2% in 2024, approximately 2% in 2023, and immaterial in 2022. We recorded net foreign currency losses of $1.0 million in 2024, losses of $1.5 million in 2023, and gains of $4.7 million in 2022. The foreign currency gains and losses mainly resulted from gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound Sterling, Euro, and Indian Rupee.

Income Tax Provision

Our effective income tax rates were 18.2%, 17.4%, and 18.4% in 2024, 2023 and 2022, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits.

The effective tax rate in 2024 increased from 2023 mainly due to a decrease of benefit from a 2023 favorable tax law change allowing creditability of foreign tax, partially offset by an increase of net excess tax benefits on restricted stock vesting in 2024.

The effective income tax rate in 2023 increased from 2022 mainly due to a decrease of expense from a favorable tax law change allowing creditability of foreign tax offset by a decrease of net excess tax benefits on restricted stock vesting and adjustments for tax contingencies.

The income tax provision for 2024, 2023 and 2022 included excess tax benefits of $13.1 million, $6.8 million, and $7.6 million on vesting of restricted stock.

Liquidity and Capital Resources

During 2024, 2023 and 2022, we funded our business through cash generated from operations. Our cash and cash equivalents as of December 31, 2024 included $194.8 million held in the U.S. and $71.4 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act in December 2017, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $295.0 million, $246.2 million, and $179.6 million in 2024, 2023 and 2022, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for 2024 increased $48.8 million compared to 2023 on higher earnings. Cash flow from operating activities for 2023 increased $66.6 million compared to 2022 on higher earnings. Days sales outstanding was 74, 70, and 77 for quarter ending December 31, 2024, 2023 and 2022, respectively, reflecting solid cash collections.

Investing activities used cash of $8.7 million, $4.7 million, and $6.6 million in 2024, 2023 and 2022, respectively. Our investing activities for 2024, 2023 and 2022 consisted of capital spending to support company growth and short-term investing. For 2024, 2023 and 2022, capital expenditure was $8.7 million, $4.7 million, and $6.6 million, respectively.

Financing activities used cash of $286.4 million, $196.0 million, and $204.5 million in 2024, 2023 and 2022, respectively. The principal use of cash for financing activities in 2024, 2023 and 2022 was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock and excise tax payments. Repurchases of our common stock for 2024, 2023 and 2022 totaled $286.4 million, $196.0 million, and $204.5 million, respectively, including shares withheld for taxes of $43.6 million, $30.0 million, and $29.1 million, respectively. Excise tax payments in 2024 totaled $1.1 million. In January 2025, our Board of Directors raised the Company’s share repurchase authority to an aggregate of $100.0 million of our common stock.

We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In 2025, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and in our business to extend our market leadership. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements in 2025 for general corporate purposes.

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

Aggregate Contractual Obligations

Our principal commitments as of December 31, 2024 consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of December 31, 2024, our cloud infrastructure contractual obligations are approximately $239.7 million over the next 6 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our contractual obligations, as of December 31, 2024, are approximately $25.1 million over the next 6 years. We expect to fulfill all of these commitments from our working capital.

Lease Commitments

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates ranging from 2025 to 2036. Rent expense for these leases aggregated $9.3 million, $8.1 million, and $7.7 million during 2024, 2023 and 2022, respectively.

In the following table, we present a summary of our contractual commitments as of December 31, 2024 (in thousands):

	Total	2025	2026	2027	2028	2029	Thereafter
Operating Lease Obligations	$80,317	$8,798	$9,396	$9,336	$9,324	$6,171	$37,292

Indemnities

Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software services and products infringe third party intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our services or products because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the services or products, (ii) replace or modify the services or products so that the customer’s use does not infringe, or, if neither of those options is reasonably feasible, terminate that particular services or products and provide, as applicable, a refund of services fees paid for services not received or a refund of the unamortized portion of the license fees paid for the products (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability, but they do not cover indirect or consequential damages, such as our customers’ lost revenues or profits. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with the Financial Accounting Standards Board's guidance on accounting for contingencies and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these indemnification obligations as of December 31, 2024.

Warranties

In general, in our customer contracts for purchase of our cloud SaaS services or license of our on-premises software products, we warrant that our services or software will perform in accordance with our published services or product specifications. Additionally, we may include other warranties such as “no-malware” warranties and warranties that we will perform our SaaS services consistent with generally accepted industry standards or similar standards. In our SaaS services agreements, we also include service level agreements (SLAs) under which we agree to provide service credits to our customers if our services availability drops below certain defined levels. If necessary, we would reserve for the estimated cost of product and service warranties based on specific warranty claims and claims history. However, we have not incurred significant recurring expense under our services or product warranties. As a result, we believe the estimated fair value of our warranty obligations is nominal, and we have no liabilities recorded for them as of December 31, 2024.

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

Revenue Recognition

We recognize revenue when we transfer control of the promised products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We derive our revenue mainly from cloud subscriptions, customer support services, and software enhancements (“maintenance”), and professional services. We exclude sales and usage-based taxes from revenue.

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

Significant Judgments

Our cloud customer contracts can include the sale of SaaS and services. Judgment is required to determine whether each service or product sold is a distinct performance obligation that should be accounted for separately. We allocate the transaction price to the distinct performance obligations based on relative standalone selling price (“SSP”). We estimate SSP based on the prices we charge our customers or by using other information such as market conditions and other observable inputs. The selling price of our cloud subscriptions are highly variable. Thus, we estimate SSP for cloud subscriptions using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Business

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, and the United Kingdom. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized foreign exchange losses of $1.0 million in 2024, compared to losses of $1.5 million in 2023, and gains of $4.7 million in 2022. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2024 relative to the U.S. dollar would have resulted in a change of approximately $5.6 million in the reported foreign currency loss.

Interest Rates

We currently invest our cash and cash equivalents in a variety of financial instruments, including taxable floating rate obligations in money market funds and certificate of deposits with original maturities of less than three months when purchased. These investments are mainly denominated in U.S. dollars. Cash balances in foreign currencies overseas, except for India, are derived from business operations. Our operations in India are funded by the U.S. operations. At December 31, 2024, our cash and cash equivalents balances totaled $266.2 million, of which all is highly liquid.

Investments in both fixed rate and floating rate interest-earning instruments carry interest rate risks. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash equivalents and short-term investments was approximately 2% and 2% for the years ended December 31, 2024 and 2023, respectively. The fair value of cash equivalents held at December 31, 2024 and 2023 was $93.8 million and $86.2 million, respectively. Based on the average cash equivalents and short-term investments outstanding during 2024 and 2023, increases or decreases in the rates of return of 25 basis points would result in increases or decreases to interest income of approximately $0.7 million and $0.6 million from the reported interest income for 2024 and 2023, respectively.

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

As of the end of the Company’s 2024 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2024, has audited the Company’s internal control over financial reporting as of December 31, 2024 and has issued a report regarding the Company’s internal control over financial reporting appearing on page 43, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

/s/ Eddie Capel
Eddie Capel
President and Chief Executive Officer

February 7, 2025

/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer, and Treasurer

February 7, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Manhattan Associates, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Manhattan Associates, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 7, 2025 expressed an unqualified opinion thereon.

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

February 7, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Manhattan Associates, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2025 expressed an unqualified opinion thereon.

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

The Company enters into contracts with its customers that may include promises to transfer software as a service offerings and professional services. Significant judgment may be required by the Company in identifying the performance obligations and allocating the transaction price to customer contracts which include multiple performance obligations.

The audit effort in evaluating management’s judgments in identifying the performance obligations for these customer contracts was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to identify the performance obligations in a customer contract.

Our audit procedures included, among others, reading a sample of executed contracts to assess management’s evaluation of significant terms, including the identification of distinct performance obligations, and tested the transaction price allocated to the performance obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

February 7, 2025

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022

Revenue:
Cloud subscriptions	$337,203	$254,612	$176,458
Software license	15,085	18,206	24,848
Maintenance	138,304	143,936	142,198
Services	525,517	487,869	394,096
Hardware	26,243	24,102	29,484
Total revenue	1,042,352	928,725	767,084
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	469,659	429,263	356,111
Cost of software license	1,321	1,351	2,126
Research and development	137,689	126,814	111,877
Sales and marketing	75,976	74,490	64,537
General and administrative	89,810	81,174	73,070
Depreciation and amortization	6,301	5,752	6,663
Total costs and expenses	780,756	718,844	614,384
Operating income	261,596	209,881	152,700
Interest income	6,029	5,304	596
Other (loss) income, net	(811)	(1,514)	4,825
Income before income taxes	266,814	213,671	158,121
Income tax provision	48,450	37,103	29,162
Net income	$218,364	$176,568	$128,959

Basic earnings per share	$3.56	$2.86	$2.05
Diluted earnings per share	$3.51	$2.82	$2.03

Weighted average number of shares:
Basic	61,303	61,817	62,768
Diluted	62,183	62,608	63,408

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2024	2023	2022

Net income	$218,364	$176,568	$128,959
Foreign currency translation adjustment, net of tax	(3,884)	494	(7,704)
Comprehensive income	$214,480	$177,062	$121,255

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023

ASSETS
Current Assets:
Cash and cash equivalents	$266,230	$270,741
Accounts receivable, net	205,475	181,173
Income taxes receivable	5,194	1,371
Prepaid expenses	22,224	20,710
Other current assets	4,141	5,195
Total current assets	503,264	479,190

Property and equipment, net	13,971	11,795
Operating lease right-of-use assets	47,923	21,645
Goodwill, net	62,226	62,235
Deferred income taxes	94,505	66,043
Other assets	35,662	32,445
Total assets	$757,551	$673,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,615	$24,508
Accrued compensation and benefits	72,180	73,210
Accrued and other liabilities	22,275	27,374
Deferred revenue	277,970	237,793
Income taxes payable	1,264	3,030
Total current liabilities	400,304	365,915

Operating lease liabilities, long-term	47,794	17,694
Other non-current liabilities	10,327	11,466

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2024 and December 31, 2023	-	-
Common stock, $.01 par value; 200,000,000 shares authorized; 60,921,191 and 61,566,037 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	609	615
Retained earnings	329,439	304,701
Accumulated other comprehensive loss	(30,922)	(27,038)
Total shareholders' equity	299,126	278,278
Total liabilities and shareholders' equity	$757,551	$673,353

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022

Operating activities:
Net income	$218,364	$176,568	$128,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,301	5,752	6,663
Equity-based compensation	93,206	71,571	59,361
(Gain) loss on disposal of equipment	(133)	57	(89)
Deferred income taxes	(28,689)	(28,844)	(29,711)
Unrealized foreign currency (gain) loss	(380)	1,280	(1,515)
Changes in operating assets and liabilities:
Accounts receivable, net	(26,702)	(13,084)	(44,056)
Other assets	(4,157)	(10,925)	(10,247)
Accounts payable, accrued and other liabilities	1,248	18,123	11,794
Income taxes	(6,242)	(1,416)	765
Deferred revenue	42,187	27,136	57,706
Net cash provided by operating activities	295,003	246,218	179,630

Investing activities:
Purchases of property and equipment	(8,675)	(4,730)	(6,587)
Net cash used in investing activities	(8,675)	(4,730)	(6,587)

Financing activities:
Purchase of common stock	(286,366)	(196,047)	(204,460)
Net cash used in financing activities	(286,366)	(196,047)	(204,460)

Foreign currency impact on cash	(4,473)	(163)	(6,826)

Net change in cash and cash equivalents	(4,511)	45,278	(38,243)
Cash and cash equivalents at beginning of period	270,741	225,463	263,706
Cash and cash equivalents at end of period	$266,230	$270,741	$225,463

Supplemental disclosures of cash flow information:
Cash paid for taxes	$83,403	$67,376	$58,022

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2021	63,154,494	$631	$-	$269,841	$(19,828)	$250,644
Repurchase of common stock	(1,569,531)	(16)	(59,355)	(145,089)	-	(204,460)
Restricted stock units issuance	606,607	6	(6)	-	-	-
Equity-based compensation	-	-	59,361	-	-	59,361
Foreign currency translation adjustment	-	-	-	-	(7,704)	(7,704)
Net income	-	-	-	128,959	-	128,959
Balance, December 31, 2022	62,191,570	621	-	253,711	(27,532)	226,800
Repurchase of common stock	(1,246,231)	(12)	(70,457)	(125,578)	-	(196,047)
Restricted stock units issuance	620,698	6	(6)	-	-	-
Excise tax accrued	-	-	(1,108)	-	-	(1,108)
Equity-based compensation	-	-	71,571	-	-	71,571
Foreign currency translation adjustment	-	-	-	-	494	494
Net income	-	-	-	176,568	-	176,568
Balance, December 31, 2023	61,566,037	615	-	304,701	(27,038)	278,278
Repurchase of common stock	(1,164,563)	(11)	(91,620)	(193,626)	-	(285,257)
Restricted stock units issuance	519,717	5	(5)	-	-	-
Excise tax accrued	-	-	(1,581)	-	-	(1,581)
Equity-based compensation	-	-	93,206	-	-	93,206
Foreign currency translation adjustment	-	-	-	-	(3,884)	(3,884)
Net income	-	-	-	218,364	-	218,364
Balance, December 31, 2024	60,921,191	609	-	329,439	(30,922)	299,126

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

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

Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We recognized foreign exchange losses of $1.0 million in 2024, compared to losses of $1.5 million in 2023, and gains of $4.7 million in 2022. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” on the Consolidated Statements of Income.

In addition, we have a large development center in Bangalore, India, that does not have a natural in-market revenue hedge to mitigate currency risk to our operating expenses in India. Fluctuations in the value of other currencies, particularly the Indian Rupee, could significantly affect our expenses, operating profit and net income.

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

Our sales are primarily to companies located in the United States, Europe and Asia. We perform periodic credit evaluations of our customers’ financial condition and do not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2024 for the Americas, EMEA, and APAC segments were $144.8 million, $50.6 million, and $10.1 million, respectively. Accounts receivable, net as of December 31, 2023 for the Americas, EMEA, and APAC segments were $137.2 million, $34.6 million, and $9.4 million, respectively. Our top five customers in aggregate accounted for 12%, 11%, and 11% of total revenue recognized for each of the years ended December 31, 2024 (“2024”), the year ended December 31, 2023 (“2023”), and the year ended December 31, 2022 (“2022”), respectively. No single customer accounted for more than 10% of revenue in 2024, 2023 and 2022, or more than 10% of accounts receivable as of December 31, 2024 and 2023.

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

At December 31, 2024, the Company’s cash and cash equivalents were $172.4 million and $93.8 million, respectively. Cash equivalents consist of highly liquid money market funds of $83.9 million and certificates of deposit of $9.9 million. For money market funds, we use quoted prices from active markets that are classified as Level 1, the highest level of observable input in the disclosure hierarchy framework. The Company had no investments at December 31, 2024.

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

Revenue Recognition

We recognize revenue when we transfer control of the promised products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We derive our revenue from cloud subscriptions, software licenses, customer support services and software enhancements (“maintenance”) for software licenses, professional services, and sales of hardware. We exclude sales and usage-based taxes from revenue.

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

We provide maintenance services, to customers who have previously purchased a perpetual license, that include a comprehensive 24 hours per day, 365 days per year program that provides customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Maintenance contracts typically only have one performance obligation. Revenue related to maintenance is generally paid in advance and recognized over the term of the agreement, typically twelve months.

Our perpetual software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer. The selling price of our software licenses are highly variable. Thus, we estimate SSP for software licenses using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.

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

Significant Judgments

Our cloud contracts with customers can include the sales of SaaS and services. Judgment is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. We allocate the transaction price to the distinct performance obligations based on relative standalone selling price (“SSP”). We estimate SSP based on the prices charged to customers, or by using information such as market conditions and other observable inputs. The selling price of our cloud subscriptions are highly variable. Thus, we estimate SSP for our cloud subscriptions and using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.

Contract Balances

Cloud subscriptions and maintenance for perpetual software licenses are typically billed annually in advance. Timing of invoicing to customers may differ from timing of revenue recognition. Payment terms for our software licenses vary. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our customers. Services are typically billed monthly as performed. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we are applying the practical expedient to exclude from consideration any contracts with payment terms of one year or less. We rarely offer terms extending beyond one year.

Deferred revenue mainly represents amounts collected prior to having fully satisfied cloud subscriptions, maintenance and professional services performance obligations. $232.5 million of revenue that was included in the deferred revenue balance as of December 31, 2023 was recognized in 2024.

No revenue was recognized in 2024 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of December 31, 2024, approximately $1.8 billion of revenue is expected to be recognized from remaining performance obligations. Over 98% of our remaining performance obligations represent cloud native subscriptions with a non-cancelable term greater than one year (including cloud-deferred revenue as well as amounts we will invoice and recognize as revenue from our performance of cloud services in future periods). Maintenance contracts for perpetual software licenses are typically one year in duration and are not included in the remaining performance obligations. We expect to recognize revenue on approximately 40% of these remaining performance obligations over the next 24 months with the majority of the remaining balance recognized over the following 36 months. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses utilizing a model of internal historical losses data. In estimating the allowance for credit losses, we considered our historical write-offs, the historical creditworthiness of the customer, and other factors. We also analyzed expected credit losses given future risks in projected economic conditions and future risks of customer collection. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Additions to the allowance for credit losses are recorded in general and administrative expense and were immaterial in all periods presented. Our credit loss reserve was $0.9 million and $0.9 million as of December 31, 2024 and 2023, respectively.

We also reduce accounts receivable with a corresponding reduction in services revenue for the most likely amount of potential service revenue adjustments based on a detailed assessment of accounts receivable. The total amount recorded to services revenue was $1.6 million, $4.9 million, and $5.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, we have reduced our accounts receivable balance by $2.8 million and $4.4 million, respectively, for these potential adjustments.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We amortize these amounts over the expected benefit period which we estimate by considering several factors, including the rate of technological change and duration of our customer contracts. Sales commissions for renewal contracts are amortized over the related contractual renewal period. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $42.4 million as of December 31, 2024, of which $31.8 million is included in other assets and $10.6 million is included in prepaid expenses. Deferred commissions were $39.6 million as of December 31, 2023, of which $29.6 million is included in other assets and $10.0 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying consolidated statement of operations. Amortization of sales commissions in 2024, 2023 and 2022 was $10.6 million, $9.8 million, and $7.5 million respectively. No impairment losses were recognized during 2024, 2023 and 2022.

Property and Equipment

Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, and leasehold improvements. We depreciate the cost of furniture, computers, and other office equipment on a straight-line basis over their estimated useful lives (five years for office equipment, seven years for furniture and fixtures). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation and amortization expense for 2024, 2023 and 2022 was approximately $6.3 million, $5.8 million, and $6.7 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Income. Amortization expense on intangible assets in 2024, 2023 and 2022 was immaterial.

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2024	2023
Office equipment	$41,208	$40,072
Furniture and fixtures	5,596	5,005
Leasehold improvement	26,396	23,849
Property and equipment, gross	73,200	68,926
Less accumulated depreciation	(59,229)	(57,131)
Property and equipment, net	$13,971	$11,795

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

We account for internal use software in accordance with ASC 350-40, Internal Use Software. We expense all costs incurred during the preliminary project stage of our development. We capitalize the costs incurred during the application development stage once it is probable that development will be completed and the software will be used to perform the function intended. These costs are typically insignificant. All other costs, primarily related to maintenance and minor software fixes as well as research and development, are expensed as incurred.

Impairment of Long-Lived Assets

We review the values assigned to long-lived assets, including property and equipment and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. If such events and circumstances exist, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2024, 2023 and 2022, we did not recognize any impairment charges associated with our long-lived or intangible assets.

The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

Goodwill and Impairment of Goodwill

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of net identified tangible and intangible assets and liabilities acquired. We evaluate goodwill for impairment on at least an annual basis. During 2024 and 2023, we did not recognize any impairment charges associated with our goodwill. We do not have any accumulated impairment loses as of 2024. Goodwill was $62.2 million at the end of both years ended December 31, 2024 and 2023.

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

We applied the simplified goodwill impairment test for 2024, that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is not more likely than not that the unit’s fair value is less than its carrying amount. To the extent we conclude that it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying amount. If the carrying amount exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. We did not identify any macroeconomic or industry conditions as of December 31, 2024, that would indicate that the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate that it is more likely than not that the fair value of any reporting units have fallen below their carrying amount, we would record an impairment charge based on that difference. We performed our periodic review of goodwill for impairment as of December 31, 2024 and 2023, and did not identify any impairment as a result of the review.

Guarantees and Indemnities

We account for guarantees in accordance with the guarantee accounting topic in the FASB Codification. Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our software products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our software because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the software, (ii) replace or modify the product so that its use by the customer does not infringe, or, if either of the foregoing are not reasonably feasible, (iii) terminate the customer contract and provide a refund of the unamortized portion of the customer’s license fee (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury, or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with FASB guidance on accounting for contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these contracts as of December 31, 2024, or 2023.

In general, in our customer contracts for purchase of our cloud SaaS services or license of our on-premises software products, we warrant that our services or software will perform in accordance with our published services or product specifications. Additionally, we may include other warranties such as “no-malware” warranties and warranties that we will perform our SaaS services consistent with generally accepted industry standards or similar standards. We also warrant to our customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we will provide for the estimated cost of product and service warranties based on specific warranty claims history. However, we have not incurred significant recurring expenses under product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2024 and 2023.

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

Diluted net income per share is computed using net income divided by Weighted Shares and the treasury stock method effect of common equivalent shares (CES) outstanding for each period presented. In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Net income	$218,364	$176,568	$128,959
Earnings per share:
Basic	$3.56	$2.86	$2.05
Effect of CESs	(0.05)	(0.04)	(0.02)
Diluted	$3.51	$2.82	$2.03

Weighted average number of shares:
Basic	61,303	61,817	62,768
Effect of CESs	880	791	640
Diluted	62,183	62,608	63,408

The number of anti-dilutive CESs in 2024, 2023 and 2022 was immaterial. See Note 2 for further information on those securities.

Accumulated Other Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments that are excluded from net income and reflected in shareholders’ equity. The entire accumulated other comprehensive income balance as of December 31, 2024 and 2023 represents foreign currency translation adjustments.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense was $1.8 million in 2024, $2.4 million in 2023, and $2.3 million in 2022.

Retirement of Repurchased Shares

We immediately retire shares repurchased pursuant to any share repurchase program. We allocate the share purchase price in excess of par value between additional paid-in capital and retained earnings.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses starting with disclosure in Form 10-K for the year ended December 31, 2024 and interim periods going forward. We have adopted the new accounting guidance in our segment disclosures in Note 8.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. We expect to adopt the updated accounting guidance in our Annual Report on Form 10-K for the year ended December 31, 2028 and for interim period reporting beginning in 2029, as required in ASU 2024-03 and further clarified by ASU 2025-01. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

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

A maximum of 4,500,000 shares are available for grant under the amended 2020 Plan. Each stock option, stock appreciation right, restricted stock, or restricted stock unit granted is counted against the maximum share limitation as one share. Options and stock appreciation rights cannot have a term exceeding seven years. As of December 31, 2024, there were 2,337,032 shares available for issuance under the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to interpret the provisions thereof.

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

Restricted Stock Unit Awards

We present below a summary of changes in unvested units of restricted stock during 2024:

	Number of Units	Grant Date Fair Value
Outstanding at January 1, 2024	1,376,063	$124.13
Granted	549,754	201.54
Vested	(519,717)	121.26
Forfeited	(15,862)	142.75
Outstanding at December 31, 2024	1,390,238

The Company recorded equity-based compensation expense related to restricted stock and RSUs (collectively “restricted stock awards”) of $93.2 million, $71.6 million, and $59.4 million in 2024, 2023 and 2022, respectively. The total fair value of restricted stock awards vested in 2024, 2023 and 2022, based on market value at the vesting dates was $127.1 million, $85.2 million, $81.4 million, respectively. The weighted average grant-date fair value of RSUs granted during fiscal year 2024, 2023 and 2022 was $201.54, $127.51, and $123.75, respectively. As of December 31, 2024, unrecognized compensation cost related to unvested RSU totaled $115.7 million and is expected to be recognized over a weighted average period of approximately 2.1 years. We recognize forfeitures of equity-based payments as they occur.

During the year ended December 31, 2024, the Company granted 386,042 RSUs that have performance-based vesting criteria, which are tied to our financial performance. The performance-based RSUs granted in 2024 related to 2024 employee awards and 2023 above-target employee awards. As of December 31, 2024, the associated equity-based compensation expense has been recognized for the portion of the award attributable to the 2024 performance criteria.

3. Income Taxes

We are subject to future federal, state, and foreign income taxes and have recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2024 and 2023. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. We present below significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Accounts receivable	$835	$1,179
Accrued liabilities	13,373	12,255
Equity-based compensation	16,568	12,148
Capitalized R&D costs	73,364	50,654
Accrued sales taxes	265	189
Operating lease liabilities	10,206	3,219
State tax credits	3,222	3,102
Tax credit - foreign	6,112	5,397
Valuation allowance	(2,853)	(2,881)
Other	-	295
	121,092	85,557
Deferred tax liabilities:
Intangible Assets	7,395	7,417
Depreciation	150	429
Deferred commissions	9,032	8,638
Operating lease right-of-use assets	9,992	3,030
Other	18
	26,587	19,514
Net deferred tax assets	$94,505	$66,043

We present below income from domestic and foreign operations before income tax expense for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$240,871	$193,727	$139,217
Foreign	25,943	19,944	18,904
Total	$266,814	$213,671	$158,121

The components of our income tax provision for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$54,761	$46,497	$42,198
State	12,627	10,911	11,183
Foreign	9,751	8,539	5,492
	$77,139	$65,947	$58,873
Deferred:
Federal	(23,777)	(23,116)	(22,383)
State	(3,796)	(3,132)	(5,200)
Foreign	(1,116)	(2,596)	(2,128)
	(28,689)	(28,844)	(29,711)
Total	$48,450	$37,103	$29,162

We currently have a tax holiday in India under the Special Economic Zone Act through March 2029. As a result of this holiday, we had pre-tax income of approximately $16.8 million, for the year ended December 31, 2024, $11.1 million of which was not subject to tax. The impact on diluted earnings per share if the income had been fully taxable would have been a decrease of $0.06 per share in 2024.

We have tax credit carry-forwards of approximately $4.1 million available to offset future state tax. These tax credit carry-forwards expire in 2026 to 2035. These credits represent a deferred tax asset of $3.2 million after consideration of the federal benefit of state tax deductions. A valuation allowance of $1.6 million has been established for these credits because the ability to use them is not more likely than not. We also have a tax credit carry-forward of approximately $6.1 million available to offset future foreign tax. This tax credit carryforward begins expiring in 2036.

At December 31, 2024 we had approximately $107.6 million of undistributed earnings and profits. The undistributed earnings and profits are considered previously taxed income and would not be subject to U.S. income taxes upon repatriation of those earnings, in the form of dividends. The undistributed earnings and profits are considered to be permanently reinvested, accordingly no provision for local withholdings taxes have been provided, however, upon repatriation of those earnings, in the form of dividends, we could be subject to additional local withholding taxes.

We present below a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022

Statutory federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State income tax, net of federal benefit	2.9	3.0	3.6
State credit carryforwards	-	(0.2)	1.2
U.S. federal R&D tax credit	(1.6)	(1.8)	(1.8)
Non-deductible equity compensation	1.4	1.1	1.1
Excess benefit of equity compensation	(4.9)	(3.2)	(4.8)
Employee compensation limitation	2.8	3.4	3.7
Global Intangible Low Taxed Income (GILTI)	0.1	0.1	0.1
Foreign-derived intangible income (FDII) deduction	(3.5)	(3.6)	(3.3)
Foreign operations	(0.2)	(2.9)	0.5
Tax contingencies	(0.2)	(0.3)	(1.3)
Other permanent differences	0.4	0.7	(0.3)
Change in valuation allowance	-	0.1	(1.3)
Income taxes	18.2%	17.4%	18.4%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022

Unrecognized tax benefits at January 1,	$(9,688)	$(10,532)	$(13,186)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	(147)	(425)	(199)
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	32	908	2,583
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	(1,996)	(2,182)	(1,787)
Reductions to unrecognized tax benefits relating to settlements with taxing authorities	16	-	-
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	2,634	2,543	2,057
Unrecognized tax benefits at December 31,	$(9,149)	$(9,688)	$(10,532)

Our unrecognized tax benefits totaled $9.1 million and $9.7 million as of December 31, 2024 and 2023, respectively. Included in these amounts are unrecognized tax benefits totaling $8.5 million and $9.1 million as of December 31, 2024 and 2023, respectively, which, if recognized, would affect the effective tax rate.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our global operations in income tax expense. For the years ended December 31, 2024, 2023 and 2022, the Company recognized the following income tax expense: $0.6 million, $0.1 million, and $0.7 million, respectively, for the potential payment of interest and penalties. Accrued interest and penalties were $1.3 million and $1.3 million for the years ended December 31, 2024 and 2023. We conduct business globally and, as a result, file income tax returns in the United State federal jurisdiction and in many state and foreign jurisdictions. We are generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2010. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2025, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $3.1 million.

4. Shareholders’ Equity

During 2024, 2023 and 2022, we purchased 986,555, 1,024,328, and 1,352,954 shares of the Company’s common stock for $241.6 million, $166.0 million, and $175.4 million, respectively, through open market transactions as part of a publicly-announced share repurchase program. In January 2025, our Board of Directors raised the Company’s share repurchase authority to an aggregate of $100.0 million of our common stock.

As of 2023, we are subject to a 1% excise tax on stock repurchases as enacted by the United States Inflation Reduction Act which we include in the cost of stock repurchases as a reduction of shareholders’ equity. In 2024, we paid $1.1 million in excise tax related to 2023 repurchase and vesting activity.

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

6. Employee Benefit Plan

We sponsor the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all our employees. Since 2012, we have provided a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the years ended December 31, 2024, 2023 and 2022, the Company expensed matching contributions to the 401(k) Plan of $8.5 million, $7.8 million, and $6.7 million, respectively.

7. Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2036. The total operating lease liabilities for these leases at December 31, 2024 was approximately $51.3 million. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of December 31, 2024 (in thousands):

December 31, 2024
ASSETS
Operating lease right-of-use assets	$47,923

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$3,532
Operating lease liabilities, long-term	47,794
Total operating lease liabilities	$51,326

Aggregate future minimum lease payments under noncancelable operating leases as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,
2025	$8,798
2026	9,396
2027	9,336
2028	9,324
2029	6,171
Thereafter	37,292
Total minimum payments required	80,317
Less short-term leases	(117)
Less imputed interest	(28,874)
Total operating lease liabilities	$51,326

We are applying the practical expedient to not separate lease and non-lease components, which allows us to account for lease and non-lease components as a single lease component. The total lease cost in 2024 was $9.3 million, consisting of $9.0 million of operating lease costs and $0.3 million of short-term lease costs. The total lease cost in 2023 was $8.1 million, consisting of $7.8 million of operating lease costs, and $0.3 million of short-term lease costs. Total lease costs in 2022 were $7.7 million, consisting of $7.3 million of operating lease costs, and $0.4 million of short-term lease costs. Our variable lease cost during 2024, 2023 and 2022 were immaterial.

Weighted average remaining lease term	9.4 years
Weighted average discount rate	5.27%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$6,798

During 2024, we executed the eighth amendment to our lease agreement for our corporate headquarters office space, which extended our lease termination date from September 30, 2025, to September 30, 2036, for substantially all of the Company's leased premises at its headquarters in Atlanta, Georgia. To determine our discount rate for the lease liability, we evaluated peer company debt agreements, U.S. Treasury notes, company-specific risks, and other factors.

8. Segment Reporting

We manage our business by geographic segment and have three geographic reportable segments: the Americas (North, Latin and South America); Europe, the Middle East and Africa (EMEA); and Asia Pacific (APAC). All segments derive revenue from the sale and implementation of our supply chain commerce solutions. The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain commerce. We use the same accounting policies for each reportable segment. The chief operating decision maker (Chief Executive Officer) evaluates performance and allocates resources (including employees, financial or capital) based on operating income for each reportable segment.

The Americas segment charges royalty fees to the other segments based on cloud subscriptions and software licenses sold by those reportable segments. The royalties, which totaled $18.9 million, $13.7 million, and $8.9 million in 2024, 2023 and 2022, respectively, are included in costs of revenue for each segment with a corresponding reduction in the America’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments. Such expenses include research and development, stock compensation, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas’ segment include all research and development costs including the costs associated with our operations in India.

In accordance with the segment reporting topic of the FASB Codification, we present below financial information by reportable segment for 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024				2023
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$264,331	$62,779	$10,093	$337,203	$205,611	$42,243	$6,758	$254,612
Software license	12,251	1,376	1,458	15,085	12,040	2,925	3,241	18,206
Maintenance	110,751	18,349	9,204	138,304	114,963	19,721	9,252	143,936
Services	389,550	107,384	28,583	525,517	362,979	101,254	23,636	487,869
Hardware	25,603	635	5	26,243	23,602	495	5	24,102
Total revenue	802,486	190,523	49,343	1,042,352	719,195	166,638	42,892	928,725

Costs and Expenses:
Cost of revenue	$351,112	$98,051	$21,817	470,980	321,701	89,523	19,390	430,614
Operating expenses	278,803	19,062	5,610	303,475	257,172	19,889	5,417	282,478
Depreciation and amortization	5,228	914	159	6,301	5,164	503	85	5,752
Total costs and expenses	635,143	118,027	27,586	780,756	584,037	109,915	24,892	718,844
Operating income	$167,343	$72,496	$21,757	$261,596	$135,158	$56,723	$18,000	$209,881
Interest income				6,029				5,304
Other (loss) income, net				(811)				(1,514)
Income before income taxes				$266,814				$213,671

	Year Ended December 31, 2022
	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$148,943	$22,988	$4,527	$176,458
Software license	16,364	6,380	2,104	24,848
Maintenance	113,258	19,784	9,156	142,198
Services	295,998	79,628	18,470	394,096
Hardware	29,321	158	5	29,484
Total revenue	603,884	128,938	34,262	767,084

Costs and Expenses:
Cost of revenue	271,222	71,108	15,907	358,237
Operating expenses	227,409	17,187	4,888	249,484
Depreciation and amortization	5,964	613	86	6,663
Total costs and expenses	504,595	88,908	20,881	614,384
Operating income	$99,289	$40,030	$13,381	$152,700
Interest income				596
Other (loss) income, net				4,825
Income before income taxes				$158,121

In the following table, we present goodwill, long-lived assets, and total assets by reportable segment as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024				As of December 31, 2023
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill, net	$54,766	$5,497	$1,963	$62,226	$54,766	$5,506	$1,963	$62,235
Long lived assets	83,517	11,501	2,538	97,556	53,061	10,129	2,696	65,886
Total assets	633,157	102,222	22,172	757,551	566,826	85,709	20,819	673,353

For the years ended December 31, 2024, 2023 and 2022, we derived revenue from sales to customers outside the United States of approximately $346.2 million, $301.4 million, and $238.4 million, respectively. Our remaining revenue was derived from domestic sales.

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the year ended December 31, 2024. The majority of our software license revenue (approximately 85%) relates to our warehouse management product group for the same period.

9. Subsequent Events

On January 14, 2025, the Company eliminated about 100 positions to align our services capacity with customer demand, which has been impacted by short-term macro-economic uncertainty. In connection with this workforce reduction, the Company expects to record a pre-tax restructuring expense in the first quarter of 2025 of approximately $2.8 million.

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

Management’s Report on Internal Control over Financial Reporting

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, and the report of Ernst & Young LLP on the effectiveness of our internal control over financial reporting are contained on pages 42 and 43 of this report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 3, 2025, including under the captions "Governance—Proposal 1 Election of Directors,” “Executive Compensation—Executive Officers Biographies,” "Governance—Board of Directors and Committees—Code of Ethics,” “Governance—Board of Directors and Committees—Board Committees,” “Governance—Insider Trading Policy,” and if applicable, "Security Ownership—Delinquent Section 16(a) Reports."

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 3, 2025, including under the captions “Governance—Director Compensation” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 3, 2025, including under the caption “Security Ownership—Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Form 10-K and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 3, 2025, including under the captions “Governance—Related Party Transactions” and “Election of Directors.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 3, 2025, including under the caption “Audit Matters—Proposal 4—Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

10.1(i)

Eighth Amendment to Lease Agreement between 2300 Windy Ridge LLC and the Registrant, dated January 31, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report for the period ended December 31, 2023 (File No. 000-23999), filed on February 6, 2024).

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

19	Insider Trading Policy (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 (File No. 000-23999), filed on February 6, 2024).

21	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1

Incentive Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report for the period ended December 31, 2023 (File No. 000-23999), filed on February 6, 2024).

Exhibit Number	Description

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL taxonomy Extension Schema with embedded Linkbases document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.

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

Date: February 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Huntz, Jr.	Chairman of the Board	February 7, 2025
John J. Huntz, Jr.

/s/ Eddie Capel	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 7, 2025
Eddie Capel

/s/ Dennis B. Story	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 7, 2025
Dennis B. Story

/s/ Linda C. Pinne	Senior Vice President, Global Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 7, 2025
Linda C. Pinne

/s/ Edmond I. Eger III	Director	February 7, 2025
Edmond I. Eger III

/s/ Linda T. Hollembaek	Director	February 7, 2025
Linda T. Hollembaek

/s/ Kimberly A. Kuryea	Director	February 7, 2025
Kimberly A. Kuryea

/s/ Charles E. Moran	Director	February 7, 2025
Charles E. Moran

/s/ Thomas E. Noonan	Director	February 7, 2025
Thomas E. Noonan

/s/ Deepak Raghavan	Director	February 7, 2025
Deepak Raghavan