Form 10-Q
period 2025-03-31
MANHATTAN ASSOCIATES INC
filed 2025-04-25
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the Registrant’s class of capital stock outstanding as of April 22, 2025, the latest practicable date, is as follows: 60,714,988 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended March 31, 2025

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$205,873	$266,230
Accounts receivable, net	210,694	205,475
Prepaid expenses and other current assets	38,768	31,559
Total current assets	455,335	503,264

Property and equipment, net	13,508	13,971
Operating lease right-of-use assets	48,366	47,923
Goodwill, net	62,232	62,226
Deferred income taxes	92,389	94,505
Other assets	36,391	35,662
Total assets	$708,221	$757,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,199	$26,615
Accrued compensation and benefits	54,873	72,180
Accrued and other liabilities	25,976	22,275
Deferred revenue	296,583	277,970
Income taxes payable	3,385	1,264
Total current liabilities	405,016	400,304

Operating lease liabilities, long-term	46,999	47,794
Other non-current liabilities	11,111	10,327

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2025 and 2024	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 60,714,813 and 60,921,191 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	607	609
Retained earnings	274,078	329,439
Accumulated other comprehensive loss	(29,590)	(30,922)
Total shareholders' equity	245,095	299,126
Total liabilities and shareholders' equity	$708,221	$757,551

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$94,306	$78,027
Software license	9,292	2,810
Maintenance	32,144	34,972
Services	121,127	132,195
Hardware	5,918	6,548
Total revenue	262,787	254,552
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	114,358	118,955
Cost of software license	209	332
Research and development	35,298	35,010
Sales and marketing	21,061	19,929
General and administrative	24,219	21,203
Depreciation and amortization	1,541	1,493
Restructuring expense	2,929	-
Total costs and expenses	199,615	196,922
Operating income	63,172	57,630
Other income, net	1,337	996
Income before income taxes	64,509	58,626
Income tax provision	11,927	4,825
Net income	$52,582	$53,801

Basic earnings per share	$0.86	$0.87
Diluted earnings per share	$0.85	$0.86

Weighted average number of shares:
Basic	60,870	61,625
Diluted	61,527	62,493

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Net income	$52,582	$53,801
Foreign currency translation adjustment, net of tax	1,332	(727)
Comprehensive income	$53,914	$53,074

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Operating activities:
Net income	$52,582	$53,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,541	1,493
Equity-based compensation	28,826	22,095
Gain on disposal of equipment	(98)	(138)
Deferred income taxes	2,133	(3,869)
Unrealized foreign currency loss	781	501
Changes in operating assets and liabilities:
Accounts receivable, net	(3,321)	(25,434)
Other assets	(11,959)	(4,520)
Accounts payable, accrued and other liabilities	(18,807)	(20,809)
Income taxes	6,482	4,594
Deferred revenue	17,100	27,024
Net cash provided by operating activities	75,260	54,738

Investing activities:
Purchase of property and equipment	(891)	(2,321)
Net cash used in investing activities	(891)	(2,321)

Financing activities:
Repurchase of common stock	(136,447)	(113,834)
Net cash used in financing activities	(136,447)	(113,834)

Foreign currency impact on cash	1,721	(1,800)

Net change in cash and cash equivalents	(60,357)	(63,217)
Cash and cash equivalents at beginning of period	266,230	270,741
Cash and cash equivalents at end of period	$205,873	$207,524

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended March 31, 2025
Balance, December 31, 2024 (audited)	60,921,191	$609	$-	$329,439	$(30,922)	$299,126
Repurchase of common stock	(718,309)	(7)	(28,497)	(107,943)	-	(136,447)
Restricted stock units issuance	511,931	5	(5)	-	-	-
Excise tax on net stock repurchases	-	-	(324)	-	-	(324)
Equity-based compensation	-	-	28,826	-	-	28,826
Foreign currency translation adjustment	-	-	-	-	1,332	1,332
Net income	-	-	-	52,582	-	52,582
Balance, March 31, 2025 (unaudited)	60,714,813	$607	$-	$274,078	$(29,590)	$245,095

For the Three Months Ended March 31, 2024
Balance, December 31, 2023 (audited)	61,566,037	$615	$-	$304,701	$(27,038)	$278,278
Repurchase of common stock	(458,736)	(5)	(22,084)	(91,745)	-	(113,834)
Restricted stock units issuance	462,248	5	(5)	-	-	-
Excise tax on net stock repurchases			(6)			(6)
Equity-based compensation	-	-	22,095	-	-	22,095
Foreign currency translation adjustment	-	-	-	-	(727)	(727)
Net income	-	-	-	53,801	-	53,801
Balance, March 31, 2024 (unaudited)	61,569,549	$615	$-	$266,757	$(27,765)	$239,607

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2024.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance, among other things, requires additional disclosure primarily related to the income tax rate reconciliation and income taxes paid. We expect to adopt the updated accounting guidance in our Annual Report on Form 10-K for the year ended December 31, 2025. We are currently evaluating the impact the adoption of the new accounting guidance will have on our income tax disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. We expect to adopt the updated accounting guidance in our Annual Report on Form 10-K for the year ended December 31, 2028 and for interim period reporting beginning in 2029, as required in ASU 2024-03 and further clarified by ASU 2025-01. The Company is currently evaluating the impact that the adoption of these standards will have on its disclosures.

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

We provide maintenance services to customers who have previously purchased a perpetual license, including a comprehensive 24 hours per day, 365 days per year program that provides customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives. Maintenance contracts typically only have one performance obligation. Revenue related to maintenance is generally paid in advance and recognized over the term of the agreement, typically twelve months.

Our perpetual software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer. The selling prices of our software licenses are highly variable. Thus, we estimate standalone selling price ("SSP") for software licenses using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract. Perpetual software license revenue accounts for approximately 4% of total revenue.

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

Significant Judgments

Our cloud contracts with customers can include the sales of SaaS and services. Judgment is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. We allocate the transaction price to the distinct performance obligations based on relative SSP. We estimate SSP based on the prices charged to customers, or by using information such as market conditions and other observable inputs. The selling price of our cloud subscriptions are highly variable. Thus, we estimate SSP for our cloud subscriptions and using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.

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

Deferred revenue mainly represents amounts collected prior to having fully satisfied cloud subscriptions, maintenance and professional services performance obligations. In the three months ended March 31, 2025, we recognized $124.9 million of revenue that was included in the deferred revenue balance as of December 31, 2024.

No revenue was recognized in the three months ended March 31, 2025 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of March 31, 2025, approximately $1.9 billion of revenue is expected to be recognized from remaining performance obligations. Over 98% of our remaining performance obligations represent cloud native subscriptions with a non-cancelable term greater than one year (including cloud-deferred revenue as well as amounts we will invoice and recognize as revenue from our performance of cloud services in future periods). Maintenance contracts for perpetual software licenses are typically one year in duration and are not included in the remaining performance obligations. We expect to recognize revenue on approximately 38% of these remaining performance obligations over the next 24 months with the majority of the remaining balance recognized over the following 36 months. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses utilizing a model of internal historical losses data. In estimating the allowance for credit losses, we considered our historical write-offs, the historical creditworthiness of the customer, and other factors. We also analyzed expected credit losses given future risks in projected economic conditions and future risks of customer collection. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Additions to the allowance for credit losses are recorded in general and administrative expense and were immaterial in all periods presented. Our credit loss reserve was $0.9 million as of March 31, 2025 and December 31, 2024, respectively.

We also reduce accounts receivable with a corresponding reduction in services revenue for the most likely amount of potential service revenue adjustments based on a detailed assessment of accounts receivable. The total amount recorded to services revenue was $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, we have reduced our accounts receivable balance by $2.5 million and $2.8 million, respectively, for these potential adjustments.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We amortize these amounts over the expected benefit period, which we estimate by considering several factors, including the rate of technological change and duration of our customer contracts. Sales commission for renewal contracts are amortized over the related contractual renewal period. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $44.4 million as of March 31, 2025, of which $32.9 million is included in other assets and $11.5 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $2.9 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively. No impairment losses were recognized during the periods.

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

At March 31, 2025, our cash and cash equivalents were $142.7 million and $63.2 million, respectively. We had neither short-term investments nor long-term investments at March 31, 2025. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at March 31, 2025.

4.
Equity-Based Compensation

We granted 486,350 and 539,328 restricted stock units (RSUs) during the three months ended March 31, 2025 and 2024, respectively. Equity-based compensation expense related to RSUs was $28.8 million and $22.1 million during the three months ended March 31, 2025 and 2024, respectively.

We present below a summary of changes during the three months ended March 31, 2025 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2024	1,390,238
Granted	486,350
Vested	(511,931)
Forfeited	(11,748)
Outstanding at March 31, 2025	1,352,909

5.
Income Taxes

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to the Foreign Derived Intangible Income deduction, state taxes, employee compensation limitation, the tax effects of stock-based compensation, and the U.S. research and development tax credit. Our effective tax rate was 18.5% and 8.2% for the three months ended March 31, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended March 31, 2025 is due to a decrease of excess tax benefits on restricted stock awards that vested during the quarter.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended March 31, 2025, there were no material changes to our uncertain tax positions.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)

Net income	$52,582	$53,801
Earnings per share:
Basic	$0.86	$0.87
Effect of CESs	(0.01)	(0.01)
Diluted	$0.85	$0.86

Weighted average number of shares:
Basic	60,870	61,625
Effect of CESs	657	868
Diluted	61,527	62,493

The number of anti-dilutive CESs during the three months ended March 31, 2025 and 2024 are immaterial.

7.
Contingencies

From time to time, we are involved in litigation relating to claims arising out of the ordinary course of business, and occasionally legal proceedings not in the ordinary course.

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

Although litigation and other legal proceeding outcomes are inherently difficult to predict, we do not currently believe we are a party to any legal proceeding the result of which is likely to have a material adverse impact on our business, financial position, results of operations, or cash flows. We expense legal costs associated with loss contingencies as such legal costs are incurred. Insurance recoveries, if any, are recorded once received.

Among other proceedings, we are currently party to the two lawsuits described below.

On February 25, 2025, an alleged stockholder of the Company filed a putative class action lawsuit, Prime v. Manhattan Associates, Inc., et al., No. 1:25-cv-00992-TRJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our current and former officers (the “Prime Action”). The complaint in the Prime Action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on purported materially false and misleading statements and omissions allegedly made by the Company between October 22, 2024 and January 28, 2025. The complaint in the Prime Action seeks class certification, unspecified monetary damages, and costs and attorneys’ fees. On April 15, 2025, another alleged stockholder of the Company filed a putative class action lawsuit, City of Orlando Police Officers’ Pension Fund v. Manhattan Associates, Inc., et al., No. 1:25-cv-02089-TRJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our current and former officers (the “City of Orlando Action”). The complaint in the City of Orlando Action alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on purported materially false and misleading statements and omissions allegedly made by the Company between July 24, 2024 and February 7, 2025. The factual allegations underlying the claims in the City of Orlando Action are similar to the factual allegations made in the Prime Action. The complaint in the City of Orlando Action seeks class certification, unspecified monetary damages, and costs and attorneys’ fees. The Company denies the material allegations in these lawsuits, which are in the early stages and have not yet been certified as class actions, and intends to defend itself vigorously. In addition, the Company maintains insurance that may cover any liability arising out of this litigation up to the policy limits and subject to meeting certain deductibles and to other terms and conditions thereof. We are unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, these proceedings.

8.
Reportable Segments

We manage our business by geographic segment and have three geographic reportable segments: the Americas (North, Latin and South America); Europe, the Middle East and Africa (EMEA); and Asia Pacific (APAC). All segments derive revenue from the sale and implementation of our supply chain commerce solutions. The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain commerce. We use the same accounting policies for each reportable segment. The chief operating decision maker (Chief Executive Officer) reviews the variances in each reportable segment’s operating income compared to prior periods and to budget on a monthly basis to evaluate performance and allocate resources (including employees, financial or capital).

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $7.0 million and $4.4 million for the three months ended March 31, 2025 and 2024, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments. Such expenses include research and development, stock compensation, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas’ segment include all research and development costs including the costs associated with our operations in India. Expense related to an unusual health insurance claim is included within "Operating expenses" within the Americas segment for three months ended March 31, 2025.

In accordance with segment reporting topic of the FASB Codification, we present below certain financial information by reportable segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025				2024
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$74,111	$17,207	$2,988	$94,306	$61,132	$14,501	$2,394	$78,027
Software license	1,450	7,536	306	9,292	1,829	486	495	2,810
Maintenance	25,915	4,171	2,058	32,144	27,876	4,674	2,422	34,972
Services	87,497	26,352	7,278	121,127	99,115	26,771	6,309	132,195
Hardware	5,642	276	-	5,918	6,360	188	-	6,548
Total revenue	194,615	55,542	12,630	262,787	196,312	46,620	11,620	254,552

Costs and Expenses:
Cost of revenue	82,802	26,121	5,644	114,567	88,982	25,086	5,219	119,287
Operating expenses	73,713	5,525	1,340	80,578	69,405	5,433	1,304	76,142
Depreciation and amortization	1,309	193	39	1,541	1,238	217	38	1,493
Restructuring expense	2,929	-	-	2,929	-	-	-	-
Total costs and expenses	160,753	31,839	7,023	199,615	159,625	30,736	6,561	196,922
Operating income	$33,862	$23,703	$5,607	$63,172	$36,687	$15,884	$5,059	$57,630
Interest income				1,101				1,414
Other income (loss), net				236				(418)
Income before income taxes				$64,509				$58,626

In the following table, we present goodwill, long-lived assets, and total assets by reportable segment as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025				As of December 31, 2024
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill, net	$54,766	$5,503	$1,963	$62,232	$54,766	$5,497	$1,963	$62,226
Long lived assets	83,532	12,352	2,381	98,265	83,517	11,501	2,538	97,556
Total assets	562,814	121,207	24,200	708,221	633,157	102,222	22,172	757,551

For the three months ended March 31, 2025 and 2024, we derived revenue from sales to customers outside the United States of approximately $91.5 million and $83.7 million, respectively. Our remaining revenue was derived from domestic sales.

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the three months ended March 31, 2025. The majority of our software license revenue (over 70%) relates to our warehouse management product group for the three months ended March 31, 2025.

9. Restructuring Expense

In January 2025, the Company eliminated approximately 100 positions to align our services capacity with customer demand which has been impacted by short-term macro-economic uncertainty. The Company recorded restructuring expense of approximately $2.9 million pretax ($2.2 million after-tax or $0.04 per fully diluted share) in the first quarter of 2025 to the Americas segment. The expense primarily consists of employee severance and outplacement services. The expense is classified in “Restructuring expense” in the Company’s Consolidated Statements of Income for the three months ended March 31, 2025.

The following table summarizes the activity in the restructuring accrual for the three months ended March 31, 2025 (in thousands):

Restructuring expense	$2,929
Cash payments	(2,430)
Restructuring accrual balance at March 31, 2025	$499

The balance at March 31, 2025 is included in “Accrued compensation and benefits” in the Company’s Condensed Consolidated Balance Sheets. The remaining balance is expected to be paid during the second quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2025 and 2024, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors. See “Forward-Looking Statements” below.

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
•
hardware sales.

In the three months ended March 31, 2025, we generated $262.8 million in total revenue. The revenue mix for the three months ended March 31, 2025 was: cloud subscriptions 36%; software license 4%; maintenance 12%; services 46%; and hardware 2%.

We have three geographic reportable segments: North, Latin and South America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $91.5 million for the three months ended March 31, 2025, which represents approximately 35% of our total revenue for the three months ended March 31, 2025. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2025, we employed approximately 4,530 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

We remain cautious regarding the current turbulent global macro environment, which could impact our performance. Our results for the first three months of 2025 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in alignment with current market demand. We believe this contributes to our strong financial results, higher demand and strong win rates for our solutions for the period. While we are encouraged by our results, we remain cautious regarding the pace of global economic growth. We believe global geopolitical and economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions.

Going forward, we are investing in our cloud business, including enterprise investments in innovation, and strategic operating expenses to support growth objectives.

For the remainder of 2025, our five strategic goals remain to:

•
Focus on employees, customer success and drive sustainable long-term growth;
•
Invest in innovation to expand our products and total addressable market;
•
Expand our Manhattan Active Suite of Cloud Solutions;

•
Develop and grow our cloud business and cloud subscription revenue; and
•
Expand our global sales and marketing teams.

Cloud Subscription

Under our Manhattan Active® Solutions cloud subscription offering, customers pay a periodic fee for the right to use our software within a cloud environment that we provide and manage over a specified period of time. Adoption of our Manhattan Active® cloud solutions continues to increase nicely, with cloud revenue up 21% over the same quarter in the prior year. Cloud revenue represents about 91% of our total software revenue. Customers on our legacy perpetual license program can convert their maintenance contracts to cloud subscription contracts.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three months ended March 31, 2025, approximately 65% of our total revenue was generated in the United States, 21% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that approximately 80% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

Cloud Subscriptions Revenue Growth

Our cloud revenue growth provides insight into our ability to maintain and grow our cloud customer base. Total cloud revenue increased to $94.3 million in the three months ended March 31, 2025 from $78.0 million for the same period in the prior year, representing a 21% year-over-year increase. Cloud revenue growth is being driven by strong demand for our cloud offerings.

Remaining Performance Obligations

Transaction price allocated to RPO represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that we expect to invoice and recognize as revenue in future periods. Over 98% of our RPO represent cloud native subscriptions with a non-cancelable term greater than one year. Maintenance contracts typically are for one year and not included in RPO. RPO provides insight into our contracted backlog of future business. As of March 31, 2025, our RPO was approximately $1.9 billion, an increase of 25% over March 31, 2024 on strong demand.

Revenue

Cloud Subscriptions and Software License Revenue. In the three months ended March 31, 2025, cloud subscriptions revenue was 91% of total cloud and software license revenue. In the three months ended March 31, 2025, cloud subscriptions revenue totaled $94.3 million or 36% of total revenues. The Americas, EMEA, and APAC segments recognized $74.1 million, $17.2 million, and $3.0 million in cloud subscriptions revenue, respectively, in the three months ended March 31, 2025. Cloud subscriptions revenue is recognized over the term of the agreement, typically five years or more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles.

In the three months ended March 31, 2025, license revenue totaled $9.3 million, or 4% of total revenue. The Americas, EMEA, and APAC segments totaled $1.5 million, $7.5 million, and $0.3 million in license revenue, respectively, in the three months ended March 31, 2025.

During the three months ended March 31, 2025, approximately 49% of the total value of new non-cancelable cloud subscriptions (excluding renewals) signed was with new customers, and 51% was with existing customers. We define new customers as entities from which we either have never earned revenue or have not recognized revenue in the last five years.

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

Maintenance Revenue. Our maintenance revenue for the three months ended March 31, 2025 totaled $32.1 million, or 12% of total revenue. The Americas, EMEA and APAC segments recognized $25.9 million, $4.2 million, and $2.0 million, respectively, in maintenance revenue in the three months ended March 31, 2025. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

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

Services Revenue. In the three months ended March 31, 2025, our services revenue totaled $121.1 million, or 46% of total revenue. The Americas, EMEA, and APAC segments recognized $87.5 million, $26.3 million, and $7.3 million, respectively, in services revenue in the three months ended March 31, 2025.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $5.9 million in the three months ended March 31, 2025 representing 2% of total revenue. As a convenience for our cloud and software customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements, pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors, and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and points of sale. Our R&D expenses were $35.3 million for the three months ended March 31, 2025.

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

Cash Flow and Financial Condition

For the three months ended March 31, 2025, we generated cash flow from operating activities of $75.3 million. Our cash and cash equivalents at March 31, 2025 totaled $205.9 million, with no debt on our balance sheet. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, during the three months ended March 31, 2025, we repurchased approximately $100.0 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In April 2025, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $100.0 million of our common stock.

For the remainder of 2025, we expect our first priority for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also expect to prioritize capital allocation in our global teams to fund growth and share repurchases. We do not anticipate any borrowing requirements in 2025 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)

Revenue	$262,787	$254,552
Costs and expenses	199,615	196,922
Operating income	63,172	57,630
Other income, net	1,337	996
Income before income taxes	64,509	58,626
Net income	$52,582	$53,801
Diluted earnings per share	$0.85	$0.86
Diluted weighted average number of shares	61,527	62,493

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, stock compensation, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three months ended March 31, 2025 and 2024, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended March 31,
	2025	2024	% Change vs. Prior Year
Revenue:	(in thousands)
Cloud subscriptions
Americas	74,111	61,132	21%
EMEA	17,207	14,501	19%
APAC	2,988	2,394	25%
Total cloud subscriptions	94,306	78,027	21%

Software license
Americas	1,450	1,829	-21%
EMEA	7,536	486	1451%
APAC	306	495	-38%
Total software license	9,292	2,810	231%

Maintenance
Americas	25,915	27,876	-7%
EMEA	4,171	4,674	-11%
APAC	2,058	2,422	-15%
Total maintenance	32,144	34,972	-8%

Services
Americas	87,497	99,115	-12%
EMEA	26,352	26,771	-2%
APAC	7,278	6,309	15%
Total services	121,127	132,195	-8%

Hardware
Americas	5,642	6,360	-11%
EMEA	276	188	47%
APAC	-	-	-
Total hardware and other	5,918	6,548	-10%

Total Revenue
Americas	194,615	196,312	-1%
EMEA	55,542	46,620	19%
APAC	12,630	11,620	9%
Total revenue	$262,787	$254,552	3%

Operating income:
Americas	33,862	36,687	-8%
EMEA	23,703	15,884	49%
APAC	5,607	5,059	11%
Total operating income	$63,172	$57,630	10%

Condensed Consolidated Financial Summary - First Quarter 2025

•
Consolidated total revenue: $262.8 million for the first quarter of 2025, compared to $254.6 million for the first quarter of 2024;
•
Cloud subscription revenue: $94.3 million for the first quarter of 2025, compared to $78.0 million for the first quarter of 2024;
•
Software license revenue: $9.3 million for the first quarter of 2025, compared to $2.8 million for the first quarter of 2024;
•
Services revenue: $121.1 million for the first quarter of 2025, compared to $132.2 million for the first quarter of 2024;

•
Operating income: $63.2 million for the first quarter of 2025, compared to $57.6 million for the first quarter of 2024;
•
Operating margins: 24.0% for the first quarter of 2025, compared to 22.6% for the first quarter of 2024;
•
Diluted earnings per share: $0.85 for the first quarter of 2025 compared to $0.86 for the first quarter of 2024;
•
Cash flow from operations: $75.3 million in the first quarter of 2025, compared to $54.7 million in the first quarter of 2024;
•
Days sales outstanding: 72 days at March 31, 2025, compared to 74 days at December 31, 2024;
•
Cash: $205.9 million at March 31, 2025, compared to $266.2 million at December 31, 2024;
•
Share repurchases: In the three months ended March 31, 2025, we reduced our shares of common stock outstanding through the repurchase of approximately 0.5 million shares of our common stock, under the share repurchase program authorized by our board of directors for a total investment of $100.0 million. In April 2025, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $100.0 million of our common stock.

Below we discuss our consolidated results of operations for the first quarters of 2025 and 2024.

Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2025	2024	Prior Year	2025	2024
	(in thousands)

Cloud subscriptions	$94,306	$78,027	21%	36%	31%
Software license	9,292	2,810	231%	4%	1%
Maintenance	32,144	34,972	-8%	12%	14%
Services	121,127	132,195	-8%	46%	51%
Hardware	5,918	6,548	-10%	2%	3%
Total revenue	$262,787	$254,552	3%	100%	100%

Cloud Subscriptions Revenue. In the first quarter of 2025, cloud subscriptions revenue increased $16.3 million compared to the same quarter in the prior year. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $13.0 million, $2.7 million and $0.6 million in the first quarter of 2025, respectively.

Software License Revenue. Software license revenue increased $6.5 million in the first quarter of 2025 compared to the same quarter in the prior year predominantly driven by one large contract with an existing customer. The perpetual license sales percentage mix across our product suite in the first quarter ended March 31, 2025 was over 70% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $2.8 million in the first quarter of 2025 compared to the same quarter in the prior year. Across the Americas, EMEA, and APAC segments, maintenance revenue decreased by $2.0 million, $0.5 million, and $0.3 million, respectively. Maintenance relates to our perpetual software licenses.

Services Revenue. Services revenue decreased $11.1 million in the first quarter of 2025 compared to the same quarter in the prior year. Services revenue for the Americas and EMEA segments decreased $11.6 million and $0.5 million, respectively, partially offset by the $1.0 million increase for the APAC segment, compared to the same quarter in the prior year. The decrease in services revenue is primarily driven by customer budgetary constraints that shifted services work to future periods which negatively impacted our professional services revenue related to cloud subscriptions. The percentage of professional services revenue that relates to cloud subscriptions in the first quarter of 2025 and 2024 was approximately 74%. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software.

Hardware Revenue. Hardware sales decreased $0.6 million in the first quarter of 2025 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended March 31,
	2025	2024	% Change vs. Prior Year

Cost of cloud subscriptions, maintenance and services	114,358	118,955	-4%
Cost of software license	$209	$332	-37%
Total cost of revenue	$114,567	$119,287	-4%

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $4.6 million decrease in the quarter ended March 31, 2025 compared to the same quarter in the prior year was principally due to a $4.7 million decrease in compensation and other personnel-related expenses, a $0.8 million decrease in performance-based compensation expense, and a $0.7 million decrease in travel expense, partially offset by a $1.9 million increase in computer infrastructure cost. The decrease in compensation cost is due to our reduction in headcount to align our services capacity with customer demand.

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license remained relatively flat in the first quarter of 2025 compared with the same quarter in the prior year.

Operating Expenses

	Three Months Ended March 31,
	2025	2024	% Change vs. Prior Year
	(in thousands)

Research and development	$35,298	$35,010	1%
Sales and marketing	21,061	19,929	6%
General and administrative	24,219	21,203	14%
Depreciation and amortization	1,541	1,493	3%
Restructuring expense	2,929	-	100%
Operating expenses	$85,048	$77,635	10%

Research and Development. Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization, Omnichannel and point-of-sale.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended March 31, 2025 remained relatively flat, compared to the same quarter of 2024.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $1.1 million in the quarter ended March 31, 2025 compared to the same quarter in the prior year primarily due to a $0.5 million increase in compensation and other personnel-related expenses, a $0.3 million increase in performance-based compensation expense, and a $0.3 million increase in marketing and campaign program expenses.

General and Administrative (G&A). G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $3.0 million in the current year quarter compared to the same quarter in the prior year primarily due to a signing bonus of $3.0 million, recruiting fees of $0.7 million, and additional stock compensation expense of $3.1 million for the hiring of our new chief executive officer. These expenses were partially offset by a $3.7 million insurance recovery on an unusual health insurance claim, net of ongoing expenses for the claim.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the first quarter of 2025 and 2024 was $1.5 million.

Restructuring Expense. In January 2025, the Company eliminated approximately 100 positions to align our services capacity with customer demand which has been impacted by short-term macro-economic uncertainty. The Company recorded a restructuring expense of approximately $2.9 million pretax ($2.2 million after-tax or $0.04 per fully diluted share) in the first quarter of 2025. The expense primarily consists of employee severance and outplacement services. The expense is classified in “Restructuring expense” in the Company’s Consolidated Statements of Income.

Operating Income

Operating income in the first quarter of 2025 was $63.2 million compared to $57.6 million in the same quarter in the prior year. Operating margin was 24.0% for the first quarter of 2025 versus 22.6% for the same quarter in the prior year. Operating income and margin increased primarily due to increased cloud subscriptions revenue.

Other Income and Income Taxes

	Three Months Ended March 31,
	2025	2024	% Change vs. Prior Year
	(in thousands)

Other income, net	$1,337	$996	34%
Income tax provision	11,927	4,825	147%

Other income, net. Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $0.4 million in the first quarter of 2025 compared to the same quarter in the prior year due to a $0.7 million increase in foreign currency gains, partially offset by a $0.3 million decrease in interest income. The increase of foreign currency gains is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $0.1 million in the first quarter of 2025, and $0.6 million of net foreign currency losses in the same quarter in the prior year.

Income tax provision. Our effective income tax rate was 18.5% and 8.2% for the quarters ended March 31, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended March 31, 2025 is due to a decrease in excess tax benefits on restricted stock awards that vested during the quarter.

Liquidity and Capital Resources

During the first three months of 2025, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of March 31, 2025 included $109.2 million held in the U.S. and $96.7 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would not be subject to additional U.S. income taxes on such earnings, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $75.3 million and $54.7 million in the three months ended March 31, 2025 and 2024, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the three months ended March 31, 2025 increased $20.6 million compared to the same period in the prior year, which is mainly due the timing of cash collections from our customers.

Cash flow used in investing activities totaled $0.9 million and $2.3 million in the three months ended March 31, 2025 and 2024, respectively. Our investing activities for both the three months ended March 31, 2025 and 2024 consisted of capital spending to support company growth.

Financing activities used cash of $136.4 million and $113.8 million for the three months ended March 31, 2025 and 2024, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the three months ended March 31, 2025 and 2024 totaled $136.4 million and $113.8 million, respectively, including shares withheld for taxes of $36.4 million and $40.4 million, respectively.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. For the remainder of 2025, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably investing in our business to extend our market leadership. We will continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We will also continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. At this time, we do not anticipate any borrowing requirements for the remainder of 2025 for general corporate purposes.

Aggregate Contractual Obligations

Our principal commitments consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of March 31, 2025, our cloud infrastructure obligations are approximately $229.8 million over the next 6 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of March 31, 2025, are approximately $15.2 million over the next 4 years. We expect to fulfill all these commitments from our working capital.

Critical Accounting Policies and Estimates

In the first three months of 2025, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024.

Forward-Looking Statements

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to expectations about global macroeconomic trends and industry developments, plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development, selling, general and administrative activities, and liquidity and capital needs and resources. When used in this quarterly report, the words “may,” “expect,” “forecast,” “anticipate,” “intend,” “plan,” "design", “believe,” “could,” “seek,” “estimate,” “project,” and similar expressions are generally intended to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect opinions only as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Some of the factors that could cause actual results to differ materially from the results discussed in forward-looking statements include:

•
ongoing disruption and transformation in our vertical markets;
•
general economic, political and market conditions, including market volatility, interest and inflation rates, trends and fluctuations of each, and efforts to control them;
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
•
the difficulty of predicting operating results;
•
the possible effects on international commerce of new or increased tariffs, or a “trade war;”
•
adverse litigation results;
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
•
natural disasters, weather events and pandemics, such as the COVID-19 pandemic, or other major public health crises; and
•
and other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as these may be updated from time to time in subsequent quarterly reports.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in litigation relating to claims arising out of the ordinary course of business, and occasionally legal proceedings not in the ordinary course.

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

Although litigation and other legal proceeding outcomes are inherently difficult to predict, we do not currently believe we are a party to any legal proceeding the result of which is likely to have a material adverse impact on our business, financial position, results of operations, or cash flows. Descriptions of two lawsuits that we are currently a party to are included in Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q, and are incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the information set forth below and the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2024.

Adverse litigation results could affect our business. From time to time, we are involved in litigation relating to claims arising in the ordinary course of business, and occasionally legal proceedings not in the ordinary course. Litigation can be lengthy, expensive and disruptive to our operations, and can divert our management’s attention away from running our core business. The results of any litigation also cannot be predicted with certainty.

In February and April 2025, two putative securities class action lawsuits were filed against us. Additional information regarding these matters can be found in Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q, which disclosure is incorporated herein by reference. We are unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, these proceedings.

An adverse result in these proceedings, or others that we are currently a party to or may become a party to in the future, could result in monetary damages or injunctive relief that could affect our business, operating results, financial condition or reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2025	20,759	$221.58	20,759	$95,400,231
February 1 - February 28, 2025	495,895	184.26	495,895	4,024,308
March 1 - March 31, 2025	22,674	177.48	22,674	34
Total	539,328		539,328

Item 3. Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit 10.1

First Amendment to Executive Employment Agreement (Eddie Capel) effective as of February 12, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2025)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	April 25, 2025	/s/ Eric A. Clark
Eric A. Clark
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 25, 2025	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)